Form 10-K
period 1997-05-25
FSC SEMICONDUCTOR CORP
filed 1997-08-29
CIK 1036960

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
                              SPECIAL FINANCIAL REPORT
                                 __________________

          (Mark One)


          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended May 25, 1997
                                         OR
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____________to ______________


                          Commission file number: 333-26897


                            FSC Semiconductor Corporation
               (Exact name of registrant as specified in its charter)

                     Delaware                         77-0449095
           (State or other jurisdiction            (I.R.S. Employer
           of incorporation or organization)       Identification No.)



             333 Western Avenue, M.S. 01-00, South Portland, Maine 04106
          (Address of principal executive offices)             (Zip Code)

                                   (207) 775-8100
                (Registrant's telephone number, including area code)

                                 __________________


          Securities Registered Pursuant to Section 12(b) of the Act:  NONE

          Securities Registered Pursuant to Section 12(g) of the Act:  NONE

                                 __________________

          Pursuant to Rule 15d-2 of the Act, this annual report contains only financial statements for the fiscal year ended May 25, 1997.

                                      [PAGE]


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.       [ ] Yes     [X] No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant is $0.

          Indicate  the  number  of  shares  outstanding  of  each  of  the
          registrant's  classes  of   common  stock,  as   of  the   latest
          practicable date.
                                                 Number of Shares Outstanding
          Class                                  August 15, 1997

          Class A Common Stock, Par Value
             $.01 Per Share                        7,191,120

          Class B Common Stock, Par Value
             $.01 Per Share                        8,408,880

                         DOCUMENTS INCORPORATED BY REFERENCE

                                        NONE

























                                      2[PAGE]


                                       PART II

          Item 8.  Financial Statements and Supplementary Data.

          This Annual Report on Form 10-K for the fiscal year ended May 25, 1997 is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934 and contains only certified financial statements as required by Rule 15d-2. Rule 15d-2 provides generally that, if a registrant files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the registrant's last full fiscal year (or for the life of the registrant if less than a full year), then the registrant shall, within 90 days of the effective date of the registration statement, file a special report furnishing certified financial statements for such last fiscal year or other period as the case may be. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet appropriate for the annual report of the registrant. Fairchild Semiconductor Corporation's Registration Statement on Form S-4 (Registration No. 333-26897), declared effective July 9, 1997, did not contain the certified financial statements for the Registrant's last full fiscal year, that is, the fiscal year ended May 25, 1997. Therefore, as required by Rule 15d-2, certified financial statements for the fiscal year ended May 25, 1997 are filed herewith.


                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  (1)  Financial Statements:

                            INDEX TO FINANCIAL STATEMENTS

          FSC Semiconductor Corporation and Subsidiaries

          Independent Auditor's Report.................................5

          Balance Sheets as of May 25, 1997 and May 26, 1996 of
          FSC Semiconductor Corporation and Subsidiaries...............6

          Statements of Operations for the years ended May 25, 1997,
          May 26, 1996 and May 28, 1995 of FSC Semiconductor
          Corporation and Subsidiaries.................................7

          Statements of Equity for the years ended May 25, 1997,
          May 26, 1996 and May 28, 1995 of FSC Semiconductor
          Corporation and Subsidiaries.................................8

          Notes to Financial Statements................................9

               (2) Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts

          (c)  Exhibits:

               (27) Financial Data Schedule

          All other schedules and exhibits are omitted because they are either not applicable or not required in this filing.


                                  3[PAGE]




























                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                                Financial Statements

                            May 25, 1997 and May 26, 1996


                     (With Independent Auditors' Report Thereon)
























                                       4[PAGE]






                            Independent Auditors' Report



          The Board of Directors
          FSC Semiconductor Corporation:


          We have audited the accompanying balance sheet of FSC Semiconductor Corporation (the "Company") as of May 25, 1997, the combined balance sheet of the FSC Semiconductor Business of National Semiconductor Corporation (the "Business") as of May 26, 1996 and the related consolidated and combined statements of operations and equity for each of the years in the three-year period ended May 25, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          The accompanying financial statements were prepared on the basis of presentation as described in Note 1. Prior to March 11, 1997, the statements present the combined assets, liabilities and business equity and the related combined revenues less direct expenses before taxes of the Business, and are not intended to be a complete presentation of the Business' financial position, results of operations or cash flows. The results of operations before taxes are not necessarily indicative of the results of operations before taxes that would have been recorded by the Company on a stand-alone basis.

          In our opinion, the accompanying financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 25, 1997, the combined assets, liabilities and business equity of the Business as of May 26, 1996, and the results of operations for each of the years in the three year period ended May 25, 1997, on the basis described in
          Note  1,  in  conformity   with  generally  accepted   accounting
          principles.


                                             KPMG Peat Marwick LLP


          Boston, Massachusetts
          June 5, 1997




                                       5[PAGE]




                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                                   Balance Sheets
                                    (In millions)

                                                             May 25,   May 26,
                         Assets                               1997      1996


   Current assets:
     Cash                                                   $  40.7     -
     Accounts receivable, net of distributor allowances
       of $15.5 million in 1997 (note 12)                      79.6     -
     Inventories (note 3)                                      73.1    93.1
     Prepaid expenses and other current assets (note 3)        16.6    10.8
     Deferred income taxes (note 5)                             2.1     -
             Total current assets                             212.1    103.9

    Property, plant and equipment, net (note 3)               295.0    318.3
    Deferred income taxes (note 5)                             18.5     -
    Other assets                                               29.4     10.5

             Total assets                                   $ 555.0    432.7

         Liabilities and Equity

    Current liabilities:
      Current portion of long-term debt (note 4)            $  11.0     -
      Accounts payable (note 12)                               77.1     64.6
      Accrued expenses and other current liabilities (note 3)  42.0     18.9
                    Total current liabilities                 130.1     83.5

    Long-term debt, less current portion (note 4)             486.0     -
    Other liabilities                                           0.4     -
              Total liabilities                               616.5     83.5

    Redeemable preferred stock - 12% Series A cumulative
      compounding preferred stock, $.01 par value, $1,000
      stated value; 70,000 shares authorized, issued and
      outstanding in 1997 (note 9)                             71.8     -

    Commitments and contingencies (notes 7, 8 and 13)

    Equity:
      Common equity (note 10):
        Class A common stock, $.01 par value, voting;
          30,000,000 shares authorized, 7,191,120 shares
          issued and outstanding in 1997                        0.1     -
        Class B common stock, $.01 par value, nonvoting;
          30,000,000 shares authorized, 8,408,880 shares
          issued and outstanding in 1997                        0.1     -
        Additional paid-in capital                              7.6     -
        Accumulated deficit                                  (141.1)    -
     Business equity (note 1)                                    -      349.2
             Total equity                                    (133.3)    349.2

             Total liabilities and equity                   $ 555.0     432.7


          See accompanying notes to financial statements.


                                     6[PAGE]


                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                               Statements of Operations
                                    (In millions)


                                                 May 25,   May 26,   May 28,
                                                  1997      1996      1995


      Revenue:
       Net sales - trade                        $ 587.1    687.8     629.6
       Contract manufacturing - National
         Semiconductor                            104.2     87.6      50.7
             Total revenue                        691.3    775.4     680.3

      Direct and allocated costs and expenses:
       Cost of sales                              442.7    472.7     425.8
       Cost of contract manufacturing - National
         Semiconductor                             97.4     87.6      50.7
       Research and development                    18.9     30.3      31.0
       Selling and marketing                       46.5     65.6      56.8
       General and administrative                  49.1     48.4      43.5
       Restructuring (note 11)                      5.3       -         -
             Total operating costs and expenses   659.9     704.6    607.8


      Interest expense                             11.2       -         -

      Other (income) expense                        0.9      (1.5)    (1.8)

      Revenues less direct and allocated expenses
        before income taxes                        19.3      72.3     74.3

      Income taxes (note 5)                         3.8

      Revenues less direct and allocated expenses
         and income taxes                         $15.5


          See accompanying notes to financial statements.




                                      7[PAGE]

                    FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                                  Statements of Equity
                                     (In millions)

                                        Common Stock
                                                   Class A   Class B    Additional
                              Class A     Class B    Par       Par       Paid-in    Accumulated    Business     Total
                              Shares      Shares    Value     Value      Capital      Deficit       Equity      Equity
Balances at May 29, 1994        -          -        $ -         -           -            -           161.1      161.1

  Revenues less expenses        -          -          -         -           -            -            74.3      74.3

  Net intercompany activity     -          -          -         -           -            -            (2.2)     (2.2)

Balances at May 28, 1995        -          -          -         -           -            -           233.2     233.2

  Revenues less expenses        -          -          -         -           -            -            72.3      72.3

  Net intercompany activity     -          -          -         -           -            -            43.7      43.7

Balances at May 26, 1996        -          -          -         -           -            -           349.2     349.2

  Revenues less expenses        -          -          -         -           -            -             9.6       9.6

  Net intercompany activity     -          -          -         -           -            -           (25.4)    (25.4)

Balances at March 10, 1997      -          -          -         -           -            -           333.4     334.4

  Recapitalization of Business  -          -          -         -           -         333.4         (333.4)      -

    Distribution to National
    Semiconductor by
    Fairchild (note 10)         -          -          -         -           -        (401.6)           -      (401.6)

  PIK Note issued as additional
    purchase consideration
    for the stock of
    Fairchild (note 10)         -          -          -         -           -         (77.0)           -       (77.0)

  Issuance of common stock     7.2        8.4        0.1       0.1         7.6          -              -         7.8

  Net income for the period
    from March 11 through
    May 25, 1997                -          -          -         -           -           5.9            -         5.9

  Accretion on redeemable
    preferred stock             -          -          -         -           -          (1.8)           -        (1.8)

Balances at May 25, 1997       7.2        8.4      $ 0.1       0.1         7.6       (141.1)           -       133.3

          See accompanying notes to financial statements.

                                      8[PAGE]


                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements

                            May 25, 1997 and May 26, 1996


          (1) Background and Basis of Presentation

             Background
             FSC Semiconductor Corporation ("Fairchild Holdings" or the
                "Company") was incorporated on March 10, 1997 by National Semiconductor Corporation ("National Semiconductor"). On March 11, 1997, National Semiconductor consummated an Agreement and Plan of Recapitalization ("Recapitalization"). As part of the Recapitalization, National Semiconductor transferred all of the capital stock of Fairchild Semiconductor Corporation ("Fairchild") and approximately $12.8 million in cash to Fairchild Holdings in exchange for shares of Fairchild Holdings' 12% Series A Cumulative Compounding Preferred Stock, Fairchild Holdings' common stock and a promissory note in the principal amount of approximately $77 million.

             In addition, National Semiconductor transferred substantially all of the assets and liabilities of the Fairchild Semiconductor Business (the "Business") to Fairchild. The Business was defined as the logic, discrete and memory divisions of National Semiconductor including flash memory but excluding public networks, programmable products and mil/aero products. The Recapitalization was accounted for as a leveraged recapitalization, whereby the Company assumed the historical operating results of the Business.
                 The Company is headquartered in South Portland, Maine,
                and has manufacturing operations in South Portland, Salt
                Lake City, Utah, Cebu, the Philippines, and Penang,
                Malaysia.

             Basis of Presentation
             The consolidated financial statements at May 25, 1997, and for the period from March 11 through May 25, 1997, include the accounts and operations of the Company and its wholly-owned subsidiary.

             Prior to March 11, 1997, the combined balance sheets reflect the assets and liabilities that were directly related to the Business as they were operated within National Semiconductor. These balance sheets do not include National Semiconductor's corporate assets or liabilities not specifically identifiable to Fairchild. National Semiconductor performed cash management on a centralized basis and processed related receivables and certain payables, payroll and other activity for Fairchild. These systems did not track receivables, liabilities and cash receipts and payments on a business specific basis. Accordingly, it was not practical to determine certain assets and liabilities associated with the Business; therefore, such assets and liabilities were not included in the accompanying balance sheet. Given these constraints, certain supplemental cash flow information is presented in lieu of a statement of cash flows. (See Note 16.). The financial condition and cash flows may have been significantly different if not for the centralized cash management system of National Semiconductor.

             The combined statements of operations included all revenues and costs attributable to the Business including an allocation of the costs of shared facilities and overhead of National Semiconductor. In addition, certain costs incurred at Fairchild plants for the benefit of other National Semiconductor product lines were allocated from Fairchild to National Semiconductor. All of the allocations and estimates in the combined statements of operations were based on assumptions that management believes were reasonable under the circumstances. However, these allocations and estimates are not necessarily


                                                    (Continued)

                                     9[PAGE]


                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements


                indicative of the costs that would have resulted if the Business had been operated on a stand alone basis.

             Transactions with National Semiconductor have been  identified
                in  the  financial   statements  as  transactions   between
                related parties to the extent practicable (See Note 12).

          (2) Summary of Significant Accounting Policies

             Fiscal Year
             The  Company's fiscal year  ends on the  Sunday on or  nearest preceding May 31.

             Basis of Combination
             Commencing with the Recapitalization, the consolidated
                financial statements include the accounts of the Company and its wholly-owned subsidiaries.

             Revenue Recognition
             Revenue from the sale of semiconductor products is recognized when shipped, with a provision for estimated returns and allowances recorded at the time of shipment. Contract manufacturing revenues are recognized upon completion of respective stages of production, defined as wafer fabrication, sort, assembly and test.

             Related Party Activity
             In conjunction with the Recapitalization, Fairchild and
                National Semiconductor executed several agreements which govern the performance of manufacturing services by Fairchild on behalf of National Semiconductor and by National Semiconductor on behalf of Fairchild. In addition, National Semiconductor provides a number of business support services to Fairchild to assist in Fairchild's transition to an independent business enterprise.

             Prior to the Recapitalization, the Business performed
                contract manufacturing services for National
                Semiconductor. The revenues for these services are reflected at cost in the accompanying consolidated statements of operations.

             Manufacturing costs were generally apportioned between
                National Semiconductor and the Business product lines
                based upon budgeted and actual factory production loading.
                 Certain manufacturing costs (e.g., material costs) that
                were specifically identifiable with a particular product
                line were charged or credited directly without apportionment.

             National Semiconductor also performed manufacturing services for the Business and incurred other elements of cost of sales on behalf of the Business, including freight, duty, warehousing, and purchased manufacturing services from third party vendors.

             Shared or common costs, including certain general and
                administrative, sales and marketing, and research and development, have been allocated from National Semiconductor's corporate office, selling and marketing locations, and manufacturing sites to the Business or from the Business' plants to National Semiconductor product lines on a basis which is considered to fairly and reasonably reflect the utilization of the services provided to, or benefit obtained by, the business receiving the charge. National Semiconductor had net interest income on a consolidated basis for all periods presented prior to the Recapitalization. Although not material, these amounts have been allocated to the Business prior to the Recapitalization on the basis of net assets and are included in other (income) expense.

                                                                (Continued)


                                      10[PAGE]

                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements


             Inventories
             Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market.

             Property, Plant and Equipment
             Property, plant and equipment are recorded at cost.
                Effective May 29, 1995, for new purchases, the Company calculates depreciation using the straight-line method for machinery and equipment placed in service on or after that date. For purchases prior to May 29, 1995, the Company calculates depreciation using the 150 percent declining balance method. Buildings are depreciated using the straight-line method. The effect of the change was a decrease in depreciation expense of approximately $5.4 million for 1996.

             In 1995, the Financial Accounting Standards Board issued
                Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires recognition of impairment of long-lived assets in the event the carrying value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS No. 121 became effective in fiscal year 1997 for the Company. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

             Other Assets
             Other assets includes debt acquisition costs which represent costs incurred related to the issuance of the Company's long-term debt. The costs are being amortized using the effective interest method over the related term of the borrowings, which ranges from five to ten years, and are included in interest expense. Also included in other assets are mold and tooling costs. Molds and tools are amortized over their expected useful lives, generally one to three years.

             Currencies and Foreign Currency Instruments
             The Company's functional currency for all operations
                worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results. Gains and losses resulting from foreign currency transactions are also included in current results. The Company's policy is to utilize foreign exchange contracts when deemed necessary to minimize exposure to foreign currency exchange fluctuations. Gains and losses on financial instruments that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated transactions are deferred until such time as the underlying transactions are recognized or immediately when the transaction is no longer expected to occur. The Company presently has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company has entered into an interest rate swap agreement which is accounted for as a hedge of the obligation and, accordingly, the net swap settlement amount is accrued as an adjustment to interest expense in the period incurred (see Note 4).

             The aggregate net translation and transaction gain or loss was allocated by National Semiconductor for 1997, 1996 and 1995 and was included in other (income) expense and was not significant.

                                                                (Continued)


                                      11[PAGE]


                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements


             Use of Estimates in Preparation of Financial Statements
             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

             Income Taxes
             Upon the Recapitalization, the Company became responsible for its income taxes and will file its own income tax returns.
                 Therefore, the provision for income taxes included in the
                accompanying 1997 statement of operations is for the period March 11 through May 25, 1997. Prior to the Recapitalization, the Business did not file separate income tax returns but rather was included in the income tax returns filed by National Semiconductor and its subsidiaries in various domestic and foreign jurisdictions. Therefore, no provision for income taxes has been recorded in the accompanying consolidated financial statements for the period May 27, 1996 through March 10, 1997 and for the years ended May 26, 1996 and May 28, 1995.

             Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

             Stock-Based Compensation
             The Company adopted Statement of Financial Accounting
                Standards No. 123, "Accounting for Stock-Based Compensation," in 1997. This standard gives entities the choice of recognizing stock-based compensation by adopting the new fair value method or to continue to measure compensation expense using the intrinsic value approach under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company has chosen to account for stock-based compensation under APB No. 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. No compensation cost has been recognized for this plan in the accompanying financial statements.

             Reclassification
             Certain 1996 and 1995 balances have been reclassified to
                conform with the current year presentation.

                                                                (Continued)

                                      12[PAGE]

                    FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements

          (3) Financial Statement Details
                                                           May 25,   May 26,
                                                            1997       1996

                                                             (In millions)
                Inventories
                  Raw materials                           $   8.8      11.2
                  Work in process                            43.4      58.1
                  Finished goods                             20.9      23.8

                     Total inventories                    $  73.1      93.1

                Prepaid expenses and other current assets
                  Prepaid expenses                        $   1.8       1.2
                  Non-trade receivable from manufacturing
                    subcontractor                            14.8       9.6
                                                          $  16.6      10.8
                Property, plant and equipment
                  Land                                    $   1.2       1.2
                  Buildings                                 144.3     133.7
                  Machinery and equipment                   526.8     476.2
                  Construction in progress                   16.1      54.3

                     Total property, plant and equipment    688.4     665.4

                  Less accumulated depreciation             393.4     347.1

                                                          $ 295.0     318.3
                Accrued expenses
                  Payroll and employee related accruals   $  14.9      13.2
                  Accrued interest                           10.8       -
                  Income taxes payable, primarily foreign     2.0       -
                  Other                                      14.3       5.7

                                                          $  42.0      18.9
          (4) Long-Term Debt

             Long-term debt consists of the following at May 25, 1997:

                                                        (In millions)

           Tranche A term loan payable at 8.5%              $  75.0
           Tranche B term loan payable at 9.0%                 45.0
           Senior subordinated notes payable at 10-1/8%       300.0
           Note payable to National Semiconductor at 11.74%    77.0
                    Total long-term debt                      497.0

           Less current portion                                11.0

                    Long-term portion                       $ 486.0

                                                                (Continued)


                                      13[PAGE]


                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements


             On March 11, 1997, the Company entered into a Senior Credit
                Facilities agreement with a syndicate of financial institutions. The Senior Credit Facilities consist of a Senior Term Facility in an aggregate principal amount of $120 million, and a $75 million Revolving Credit Facility.
                 No amounts were outstanding under the Revolving Credit
                Facility at May 25, 1997.

             Borrowings under the Senior Term Facility are segregated into two tranches: $75 million of Tranche A Term Loans and $45 million of Tranche B Term Loans. The Tranche A Term Loans are scheduled to mature on March 11, 2002 and are subject to quarterly principal payments ranging from $2.5 million to $6.5 million, commencing May 30, 1997. The Tranche B Term Loans are scheduled to mature on March 11, 2003 and are subject to quarterly principal payments of $250,000 through February 2002, commencing May 30, 1997, with an additional four quarterly payments of $10 million due through March 11, 2003, commencing May 31, 2002. The Revolving Credit Facility is scheduled to mature on March 11, 2002.

             The Senior Credit Facilities accrue interest based on either the bank's base rate or the Eurodollar rate, at the option of the Company. The interest rate was 8.5% for the Tranche A term loan and 9.0% for the Tranche B term loan at May 25, 1997. The Company pays a commitment fee of 0.5% per annum of the unutilized commitments under the Revolving Credit Agreement. All borrowings are secured by substantially all assets of the Company.

             On March 11, 1997, Fairchild issued $300 million of 10-1/8%
                Senior Subordinated Notes (the "Notes") at face value. The Notes pay interest on March 15 and September 15 of each year commencing September 15, 1997. The Notes are unsecured and are subordinated to all existing and future senior indebtedness of the Company. The Notes are redeemable by the Company, in whole or in part, on or after March 15, 2002 at redemption prices ranging from 100% to approximately 105% of the principal amount. The Company is required to redeem $150 million principal amount of Notes on March 15, 2005 and $75 million principal amount of Notes on March 15, 2006 and 2007, respectively, in each case at a redemption price of 100% of the principal amount plus accrued interest to the date of redemption.

             The payment of principal and interest on the Senior Credit
                Facilities and the Notes is fully and unconditionally guaranteed by Fairchild Holdings. Fairchild Holdings currently conducts no business and has no significant assets other than the capital stock of Fairchild. No subsidiaries of Fairchild Holdings are guarantors on either the Senior Credit Facilities or the Notes.
                Included in the accompanying consolidated balance sheet at May 25, 1997 is approximately $76.2 million of net assets related to the Company's foreign subsidiaries.

                                                                (Continued)

                                      14[PAGE]


                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements


             On March 11, 1997, the Company issued a promissory note ("PIK
                Note") in the principal amount of approximately $77 million to National Semiconductor as part of the consideration for all of the capital stock of Fairchild. The PIK Note bears interest at 11.74% per annum and matures in 2008. To the extent any Fairchild Holdings senior indebtedness prohibits Fairchild Holdings from paying interest due on the PIK Note in cash, such interest shall be paid by adding such interest to the then outstanding principal amount of the PIK Note. Such amount shall accrue interest as a portion of the principal amount of the PIK Note from the applicable interest payment date.
                 The PIK Note is subordinated to both the Senior Credit
                Facilities and the Notes.

             The Senior Credit Facilities, the indenture under which the
                Notes were issued, and the PIK Note contain certain restrictive financial and operating covenants, including limitation on the payment of dividends, with which the Company was in compliance with at May 25, 1997.

             Aggregate maturities of long-term debt for each of the five succeeding years are as follows:

                                                     (In millions)

                      1998                              $ 11.0
                      1999                                11.0
                      2000                                14.0
                      2001                                17.0
                      2002                                27.0

             In May 1997, the Company entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its Senior Credit Facilities described above.
                The interest rate under the swap agreement fixed the interest rate on 50% of the Senior Term Facility at 9.26% for the Tranche A term loan and 9.76% for the Tranche B term loan. In accordance with certain covenants under the Senior Credit Facilities, the Company has entered into its existing interest rate swap arrangement with BankBoston through May 31, 2000. The notional face amount of the interest rate swap agreement is $60.0 million initially, decreasing to $42.0 million at May 31, 2000. The swap agreement is cancelable without penalty at the option of the Company after May 26, 1999.

             The Company is exposed to credit loss in the event of
                nonperformance by the other party to the interest rate swap agreement, however, the Company does not anticipate nonperformance under the agreement.

                                                                (Continued)



                                    15[PAGE]


                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements


          (5) Income Taxes

             As discussed in Note 1, the Business did not pay income taxes directly or file separate income tax returns prior to the Recapitalization, and therefore, no provision for income taxes has been recorded in the accompanying consolidated financial statements for the period ended March 10, 1997 and for the years ended May 26, 1996 and May 28, 1995.
                The provision for income taxes included in the accompanying 1997 consolidated statement of operations is for the period March 11 through May 25, 1997, and consisted of the following:

                                                 Current  Deferred    Total
                                                        (In millions)

                Federal                          $    -      1.9       1.9
                State                                 -      0.5       0.5
                Foreign                             1.4       -        1.4

                                                 $  1.4      2.4       3.8

             For the period from March 11 through May 25, 1997, the
                domestic and foreign components of earnings before income taxes were $7.2 million and $2.5 million, respectively. Income tax expense for that period amounted to $3.8 million. The actual expense for 1997 differs from the "expected" tax expense (computed by applying the statutory U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows:

                Computed "expected" tax expense                       $ 3.4
                State taxes, net of federal benefit                     0.4

                                                                      $ 3.8

             As discussed in Note 1, the Recapitalization was accounted for as a leveraged recapitalization whereby the Company retained the carrying value of assets and liabilities of the Business. For income tax reporting purposes, the Recapitalization was treated as a taxable transaction resulting in a step up of the assets and liabilities to fair value at March 11, 1997. As such, gross deferred tax assets of $53.7 million and related valuation allowance of $30.7 million were established on March 11, 1997 with an offsetting credit to Business equity.

                                                                (Continued)



                                      16[PAGE]

                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements


             At May 25, 1997, deferred income tax assets result from
                temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources and tax effects of these temporary differences are presented below:

          Deferred tax assets:
            Reserves, primarily for distributor allowances,
              customers returns and inventory                        $ 2.0
            Accrued expenses                                           4.1
            Additional purchase price of assets acquired from
              National Semiconductor:
              Plant and equipment                                     19.9
              Intangibles, primarily intellectual property and
                software                                              25.3
                                                                      45.2
                   Total gross deferred tax assets                    51.3

            Less valuation allowance                                  30.7

                   Net deferred tax assets                           $20.6

             In assessing the realizability of deferred tax assets, the
                Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

             Deferred income taxes have not been provided for the
                undistributed earnings of the Company's foreign subsidiaries which aggregated approximately $1.1 million at May 25, 1997. The Company plans to reinvest all such earnings for future expansion. If such earnings were distributed, taxes would be increased by approximately $0.2 million.

          (6) Stock-Based Compensation

             Effective March 1997, the Company adopted the 1997 Stock
                Option Plan (the "Plan"), which is described below. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires companies to either (a) record an expense related to its stock option plans based on the estimated fair value of stock options as of the date of the grant or (b) disclose pro forma net income and earnings per share data as if the Company had recorded an expense. The Company has elected to continue to apply APB Opinion 25 and related Interpretations in accounting for this plan and to comply with the SFAS No. 123 disclosure requirements. Accordingly, no compensation cost has been recognized for its stock option plan in the accompanying financial statements. Had compensation cost for such plan been determined based on the fair value at the grant dates for awards under these plans, pro forma 1997 revenue less direct and allocated expenses and income taxes would approximate reported 1997 revenue less direct and allocated expenses and income taxes of $16.7 million.

                                                                (Continued)


                                      17[PAGE]

                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements

             The weighted average fair value per share of options granted during 1997 was $.15. The Company estimates the fair value of each option as of the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

                     Expected volatility                       42.1%
                     Dividend yield                              -
                     Risk-free interest rate                   6.17%
                     Expected life                         2.6 years
                     Forfeiture rate                              5%

             Under the Plan, the Company may grant options for up to
                821,000 shares of Class A common stock. Options granted under the Plan may be either (a) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code or (b) non-qualified stock options.
                 Options may be granted under the Plan to regular salaried
                officers and key employees of the Company and its subsidiaries.

             The purchase price of each option granted under the Plan
                shall be as determined by a committee of the Board of Directors (the "Committee"), but shall in no instance be less than 100% of fair market value on the date of grant.
                 The maximum term of any option shall be ten years from
                the date of grant for incentive stock options and ten years and one day from the date of grant for non-qualified stock options. Options granted under the Plan are exercisable at the determination of the Committee, currently vesting ratably over approximately 4.5 years. Employees receiving options under the Plan may not receive in any one year period options to purchase more than 50,000 shares of common stock.

             A summary of the status of the Company's stock option plan as of May 25, 1997, and changes during the year then ending is presented below:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                           Shares     Price


                Outstanding at beginning of year             -      $   -

                   Granted                                524,200       .50

                Outstanding at end of year                524,200   $   .50

                   Exercisable at end of year                -          -

                   Shares reserved at end of year         821,000       -

             All stock options outstanding at May 25, 1997 have an
                exercise price of $.50 and a remaining weighted average contractual life of 9.8 years.
                                                                (Continued)


                                      18[PAGE]

                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements

          (7) Retirement Plans

             Effective March 11, 1997, the Company sponsors the Fairchild
                Personal Savings and Retirement Plan (the "Retirement Plan"), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the United States. The Company provides a matching contribution equal to 50% of employee elective deferrals up to a maximum of 6% of an employee's annual compensation. The Company also maintains a non-qualified Benefit Restoration Plan, under which employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The Company matches employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. Total expense recognized under these plans was $1.1 million for the year ended May 25, 1997.

             Employees in Malaysia participate in a defined contribution plan. The Company has funded accruals for this plan in accordance with statutory regulations in Malaysia. The net pension cost for the year ended May 25, 1997 and the accrued pension cost at May 25, 1997 are not material to the financial statements.

             Employees in the Philippines participate in a defined benefit plan that was assumed by the Company from National Semiconductor as part of the Recapitalization. The benefits are based on years of service and a multiple of the employee's final monthly salary. The Company's funding policy is to contribute annually the amount necessary to maintain the plan on an actuarially sound basis. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The net pension cost for the year ended May 25, 1997 and the accrued pension cost at May 25, 1997 are not material to the financial statements.

             Prior to the Recapitalization, employees of the Business
                participated in several National Semiconductor retirement, employee benefit, and incentive plans. No liabilities related to retirement and similar plans, other than those disclosed above, were assumed by the Company.

          (8) Lease Commitments

             Rental expense related to certain facilities and equipment of the Company's plants was $5.0 million, $4.8 million, and $3.0 million for the fiscal years ended 1997, 1996 and 1995, respectively.

             Future minimum lease payments under noncancelable operating leases are as follows:

                                                          (In millions)

                  1998                                        $ 6.5
                  1999                                          6.0
                  2000                                          5.4
                  2001                                          4.1
                  2002                                          1.7
                  Thereafter                                    5.0

                                                              $28.7

                                                                (Continued)

                                    19[PAGE]


                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements


          (9) Redeemable Preferred Stock

             Concurrent with the Recapitalization, the Company authorized
                70,000 shares of redeemable preferred stock at a par value of $.01, all of which are designated as 12% Series A cumulative compounding preferred stock. The redeemable preferred stock has a stated value of $1,000 per share and is entitled to annual dividends when, as and if declared, which dividends will be cumulative, whether or not earned or declared, and will accrue at a rate of 12%, compounding annually. At May 25, 1997, 70,000 shares were issued and outstanding. See Note 10.

             The redeemable preferred stock is mandatorily redeemable in
                2009. The Company may optionally redeem, in whole or in part, the redeemable preferred stock at any time at a price per share of $1,000, plus accrued and unpaid dividends to the date of redemption.

             At the option of the Company, the redeemable preferred stock may be exchanged for junior subordinated debentures of the Company. The face value of such junior subordinated debentures shall be $1,000 per share. Their maturity date will be the same as the mandatory redemption date of the redeemable preferred stock, and they shall bear interest at a rate equal to the lesser of 12% and the maximum interest rate permitted to be deducted as accrued under the relevant provisions of the Internal Revenue Code of 1986.

          (10) Common Equity

             Concurrent with the Recapitalization, the Company authorized
                60,000,000 shares of common stock at a par value of $.01 per share, divided into two classes consisting of 30,000,000 shares of Class A stock and 30,000,000 shares of Class B stock. The holders of Class A stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Holdings Class B stock have no voting rights. A holder of either class of common stock may convert any or all of his shares into an equal number of shares of the other class of common stock provided that in the case of a conversion from Class B stock, which is nonvoting, into Class A stock, which is voting, such conversion would be permitted only to the extent that the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A stock which would be held after giving effect to the conversion. At May 25, 1997, 7,191,120 shares of Class A and 8,408,880 shares of Class B common stock were issued and outstanding.

             On March 11, 1997, National Semiconductor consummated the
                Recapitalization under which the following transactions occurred:

                (i) National Semiconductor, pursuant to an Asset Purchase
                    Agreement, transferred all of the assets and liabilities of the Business to Fairchild and its subsidiaries in exchange for demand purchase notes of Fairchild and its subsidiaries in the aggregate principal amount of $401.6 million (the "Purchase Price Notes");

                (ii)     National Semiconductor transferred all of the
                    capital stock of Fairchild and approximately $12.8 million in cash to the Company in exchange for shares of redeemable preferred stock, shares of Class A voting and Class B non-voting common stock, and a promissory PIK Note of the Company in the principal amount of approximately $77.0 million;
                                                                (Continued)


                                     20[PAGE]

                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements


                (iii)    The Company issued redeemable preferred stock and
                    common stock in the aggregate amount of approximately $65.0 million;

                (iv)     The Company contributed cash in the amount of
                    approximately $77.8 million to the capital of Fairchild;

                (v) Fairchild borrowed $120.0 million under term bank loans and issued $300.0 million of 10 1/8% Senior
                    Subordinated Notes due 2007 (as described in Note 4). The proceeds from these borrowings were used to repay the Purchase Price Notes and certain debt acquisition costs as described in Note 2.

             The transaction was accounted for as a leveraged
                recapitalization whereby the Company assumed the historical operating results of the Business. Accordingly, the repayment of the Purchase Price Notes of $401.6 and issuance of the PIK Note of $77.0 million were included in the statements of equity as a distribution to National Semiconductor by Fairchild and the Company, respectively.

          (11) Restructuring

             In June 1996, National Semiconductor announced a
                restructuring of its operations and the intent to pursue a sale or partial financing of the Business. In connection with the restructuring, the Business recorded a $5.3 million non-recurring charge related to work force reductions. During the year ended May 25, 1997, $5.3 million of severance was paid to terminated employees.

          (12) Related Party Transactions

             Related party activity between the Company and National
                Semiconductor is summarized as follows:

                                             Period from     Period from
                                           March 11, 1997    May 27, 1996     Years ended
                                               through          through     May 26,  May 28,
                                            May 25, 1997    March 10, 1997   1996     1995
                                                            (In millions)
Manufacturing services performed by
 National Semiconductor plants or
 purchased from third parties                 $  2.8           34.3            73.9    78.1
Headquarters, freight, duty, warehousing
 and other elements of cost of sales              -            41.8            58.5    61.3
                                              $  2.8           76.1           132.4   139.4

Cost of business support services provided
 by National Semiconductor                    $ 15.3             -              -        -
Operating costs allocated to the Business
  by National Semiconductor                   $   -            63.9           108.6   120.9
Operating costs allocated to National
  Semiconductor by the Business               $   -             9.6            27.1    19.4

             Amounts receivable from National Semiconductor at May 25,
                1997, included in accounts receivable, totaled $19.9 million. Amounts payable to National Semiconductor at May 25, 1997, included in accounts payable, totaled $22.6 million.
                                                                (Continued)


                                 21[PAGE]


                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements


          (13) Contingencies

             The Company's facilities in South Portland, Maine, Salt Lake
                City, Utah, Cebu, Philippines, and Penang, Malaysia have ongoing remediation projects to respond to certain releases of hazardous substances that occurred prior to the Recapitalization. Pursuant to the Asset Purchase Agreement, National Semiconductor has agreed to indemnify the Company for the future costs of these projects. The costs incurred to respond to these conditions were not material to the combined financial statements of the Business during fiscal years 1997, 1996 and 1995.

             In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at May 25, 1997. It is management's opinion that after final disposition, any monetary liability or financial impact to the Company would not be material to the Company's financial position, or annual results of operations or cash flows.

          (14) Fair Value of Financial Instruments

             The carrying value of cash, accounts receivable, accounts
                payable and accrued expenses approximates fair value because of the short maturity of these instruments.

             The fair value of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The fair value of the Senior Credit Facilities approximates the carrying value due to the variable interest cost on these instruments. At May 25, 1997, the fair value of the Notes and the PIK Note approximates the carrying value due to the proximity of the issuance date of these instruments to the current reporting date.

             The fair value of interest rate swaps is the amount at which they could be settled, based on estimates from dealers. The amount of payment required to settle outstanding interest rate swaps at May 25, 1997 approximated $0.2 million.

          (15) Industry and Geographic Segment Information

             The Company operates in one industry segment and is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor products for the semiconductor industry and original equipment manufacturers. The Company operates in three main geographic areas. In the information that follows, sales include local sales and exports made by operations within each area. To control costs, a substantial portion of the Company's products are transported between various facilities in the Americas, Asia and Europe in the process of being manufactured and sold. Accordingly, it is not meaningful to present interlocation transfers between the Company's facilities on a stand alone basis. Sales to unaffiliated customers have little correlation with the location of manufacture. It is, therefore, not meaningful to present operating profit by geographic area.

                                                                (Continued)


                                      22[PAGE]

                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements


             The Company conducts a substantial portion of its operations outside of the U.S. and is subject to risks associated with non-U.S. operations, such as political risks, currency controls and fluctuations, tariffs, import controls and air transportation.

                                    Americas   Europe     Asia   Consolidated
                                                       (In millions)
 1997:
   Sales to unaffiliated customers  $ 222.7     117.1    247.3      587.1
   Total assets                     $ 363.2      14.9    176.9      555.0

 1996:
   Sales to unaffiliated customers  $ 260.3     161.3    266.2      687.8
   Total assets                     $ 267.9       0.8    164.0      432.7

 1995:
   Sales to unaffiliated customers  $ 238.2     149.9    241.5      629.6
   Total assets                     $ 212.2       1.9    109.1      323.2

          (16) Supplemental Cash Flow Information

             As described in Note 1, National Semiconductor's cash
                management system was not designed to trace centralized cash and related financing transactions to the specific cash requirements of the Business. In addition, National Semiconductor's corporate transaction systems are not designed to track receivables and certain liabilities and cash receipts and payments on a business specific basis. Given these constraints, the following data are presented to facilitate analysis of key components of cash flow activity:

                                                        Years ended
                                                   May 25,   May 26,  May 28,
                                                    1997      1996    1995
                                                         (In millions)
           Operating activities:
              Revenues less expenses              $  15.5    72.3     74.3
              Depreciation and amortization          77.1    64.2     44.7
              Deferred taxes                        (20.6)     -         -
              Loss on disposal of equipment,
                  molds and tooling                   1.0     2.0      0.2
              Increase in accounts receivable       (79.6)     -         -
              Decrease (increase) in inventories     20.0   (24.3)    (7.9)
              Decrease (increase) in prepaid expenses
                and other current assets             (5.8)   11.1     (8.4)
              Increase in other assets                0.9      -         -
              Increase (decrease) in accounts
                payable                              12.5    (5.2)    19.2
              Increase (decrease) in accrued
                expenses and other liabilities       23.5    (1.3)    (1.8)
              Net financing provided from (to)
                National Semiconductor*             (25.4)   43.7     (2.2)

              Cash provided by operating activities  19.1   162.5    118.1


                                                                (Continued)
                                       23[PAGE]

                   FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                            Notes to Financial Statements


                                                        Years ended
                                                   May 25,   May 26,  May 28,
                                                     1997     1996     1995
                                                          (In millions)
          Investing activities:
            Capital expenditures                    (47.1)  (153.9)  (112.9)
            Purchase of molds and tooling            (7.2)    (8.6)    (5.2)
              Cash used by investing activities     (54.3)  (162.5)  (118.1)

          Financing activities:
            Issuance of long-term debt              420.0      -       -
            Debt acquisition costs                  (20.3)     -       -
            Issuance of common stock                  7.8      -       -
            Issuance of preferred stock              70.0      -       -
            Distribution to National Semiconductor (401.6)     -       -
              Cash provided by financing activities  75.9      -       -

           Net change in cash and cash equivalents   40.7      -       -
           Cash and cash equivalents at beginning
              of year                                  -       -       -
           Cash and cash equivalents at end of year $40.7      -       -

             Cash paid for interest by the Company totaled $0.1 million for the period from March 11, 1997 through May 25, 1997. The Business did not make any cash payments for interest prior to March 11, 1997, as discussed in note 2. No cash payments were made for income taxes for any period presented.

             During the year ended May 25, 1997, the Company issued a note to National Semiconductor in the principal amount of approximately $77.0 million as additional purchase consideration for the capital stock of Fairchild. The Company recorded the note as an increase to long-term debt and accumulated deficit. For the period from March 11 through May 25, 1997, the Company accumulated dividends on the redeemable preferred stock of approximately $1.8 million. The Company recorded the accumulated dividends as an increase to the carrying value of the redeemable preferred stock and accumulated deficit.

             * Net financing provided from (to) National Semiconductor does not necessarily represent the cash flows of the Business, or the timing of such cash flows, had it operated on a stand alone basis.


                                   24[PAGE]

         Schedule II  -  Valuation and Qualifying Accounts

                                    Additions

                   Balance at   Charged      Charged to             Balance at
                     May 26,    to other     Costs and                May 25,
 Description         1996       Accounts     Expenses   Deductions     1997
                                            (in millions)
Distributor/
Allowance             $ -         12.8 (1)        2.7         -        $15.5

Deferred Tax
Valuation Allowance   $ -         30.7 (1)         -          -        $30.7


  (1) Upon the consummation of the Recapitalization on March 11, 1997 these accounts were established and charged to Business Equity.















                                     25[PAGE]


                                     SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FSC SEMICONDUCTOR CORPORATION

                                         By:  /s/ Kirk P. Pond
                                               Kirk P. Pond
                                               Chairman of the Board of
                                               Directors, President and Chief
                                               Executive Officer

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                Date           Title



           /s/ Kirk P. Pond       8/15/97       Chairman of the Board of
          Kirk P. Pond                          Directors, President and Chief
                                                Executive Officer (principal
                                                executive officer)


           /s/ Joseph R. Martin    8/15/97      Executive Vice President,
          Joseph R. Martin                      Chief Financial Officer and
                                                Director (principal financial
                                                and accounting officer)

           /s/ Brian L. Halla      8/25/97      Director
          Brian L. Halla

           /s/ William N. Stout    8/20/97       Director
          William N. Stout

           /s/ Richard M. Cashin   8/21/97       Director
          Richard M. Cashin, Jr.

           /s/ Paul C. Schorr IV   8/18/97       Director
          Paul C. Schorr IV

                                    26[PAGE]