Form 10-Q
period 1997-08-24
FSC SEMICONDUCTOR CORP
filed 1997-10-06
CIK 1036960

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                   For the quarterly period ended August 24, 1997

    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

               For the transition period from _________ to _________.


                          Commission File Number: 333-26897


                            FSC SEMICONDUCTOR CORPORATION
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)



                  Delaware                            04-3363001
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

                         333 Western Avenue, Mail Stop 01-00
                             South Portland, Maine  04106
             (Address of principal executive offices, including zip code)

         Registrant's telephone number, including area code:  (207) 775-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X] No [   ].

The number of shares outstanding of the issuer's classes of common stock as of the close of business on September 30, 1997:

             Title of Each Class                            Number of Shares
    -------------------------------------                   ----------------
    Class A Common Stock; $0.01 par value                      7,195,420
    Class B Common Stock; $0.01 par value                      8,408,880

                    FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                                        INDEX



Part I.  Financial Information                                             Page
                                                                           ----

Item 1   Financial Statements
         Condensed Consolidated Statements of Operations (Unaudited)
             for the Three Months Ended August 24, 1997 and
             August 25, 1996...........................................     3

         Condensed Consolidated Balance Sheets as of August 24, 1997
             (Unaudited) and May 25, 1997..............................     4

         Condensed Consolidated Statement of Cash Flows (Unaudited)
             for the Three Months Ended August 24, 1997................     5

         Notes to Condensed Consolidated Financial Statements
             (Unaudited)...............................................     6


Item 2   Management's Discussion and Analysis of Results of
             Operations and Financial Condition........................     8


Part II.  Other Information

Item 1   Legal Proceedings.............................................    13

Item 6   Exhibits and Reports on Form 8-K..............................    13


Signature..............................................................    14

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                          Three Months Ended
                                                        ----------------------
                                                        August 24,  August 25,
                                                           1997        1996
                                                        ----------  ----------
                                                             (In millions)
Revenue:
  Net sales - trade....................................    $158.7     $132.9
  Contract manufacturing - National Semiconductor......      40.8       26.1
                                                        ----------  ----------
    Total revenue......................................     199.5      159.0

Direct costs and allocated expenses:
  Cost of sales - trade................................     108.0      102.9
  Cost of contract manufacturing - National
    Semiconductor......................................      30.1       26.1
  Research and development.............................       7.1        4.2
  Selling, general and administrative..................      21.0       18.7
  Restructuring of operations..........................       --         5.3
                                                        ----------  ----------
    Total operating costs and expenses.................     166.2      157.2
                                                        ----------  ----------
Operating income.......................................      33.3

Interest, net..........................................      13.3        --
Other expense..........................................       --         0.4
                                                        ----------  ----------

Income before taxes....................................      20.0
Revenues less direct and allocated expenses before
  income taxes.........................................                $ 1.4
                                                                    ==========
Income taxes...........................................       7.0
                                                        ----------
Net income.............................................    $ 13.0
                                                        ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                     August 24,    May 25,
                                                       1997         1997
                                                    -----------   ---------
                                                          (In millions)
ASSETS
Current assets:
  Cash.............................................   $  58.7      $  40.7
  Receivables, net.................................      95.3         79.6
  Inventories......................................      71.6         73.1
  Prepaid expenses and other current assets........      14.3         16.6
  Deferred income taxes............................       2.1          2.1
                                                    -----------   ---------
    Total current assets...........................     242.0        212.1

Property, plant and equipment, net.................     288.2        295.0
Deferred income taxes..............................      14.1         18.5
Other assets.......................................      29.1         29.4
                                                    -----------   ---------
    Total assets...................................   $ 573.4      $ 555.0
                                                    ===========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt................   $  11.0      $  11.0
  Accounts payable.................................      65.7         77.1
  Accrued expenses and other current liabilities...      61.5         42.0
                                                    -----------   ---------
    Total current liabilities......................     138.2        130.1

Long-term debt, less current portion...............     483.3        486.0
Other liabilities..................................       0.4          0.4
                                                    -----------   ---------
    Total liabilities..............................     621.9        616.5

Redeemable preferred stock.........................      73.7         71.8

Commitments and contingencies......................

Stockholders' Equity:
   Class A common stock............................       0.1          0.1
   Class B common stock............................       0.1          0.1
   Additional paid-in capital......................       7.6          7.6
   Accumulated deficit.............................    (130.0)      (141.1)
                                                    -----------   ---------
    Total stockholders' equity                         (122.2)      (133.3)
                                                    -----------   ---------

    Total liabilities and stockholders' equity.....   $ 573.4      $ 555.0
                                                    ===========   =========


See accompanying Notes to Condensed Consolidated Financial Statements.

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                       Three Months
                                                           Ended
                                                         August 24,
                                                            1997
                                                       -------------
                                                       (In millions)

Operating activities:
  Net income.........................................     $ 13.0
  Addback non-cash adjustments to net income:
    Depreciation and amortization....................       20.0
    Loss on disposal of fixed assets.................        0.2
    Deferred income taxes............................        4.4
  Changes in certain assets and liabilities, net:
    Accounts receivable...............................     (15.7)
    Inventories.......................................       1.5
    Prepaid expenses and other current assets.........       2.3
    Other assets......................................      (0.1)
    Current liabilities...............................       8.1
                                                       -------------
        Cash provided by operating activities.........      33.7

Investing activities:
  Capital expenditures................................     (11.8)
  Purchase of molds and tooling.......................      (1.2)
                                                       -------------
        Cash used by investing activities.............     (13.0)

Financing activities:
  Repayment of long-term debt.........................      (2.7)
                                                       -------------
        Cash used by financing activities.............      (2.7)
                                                       -------------

Net change in cash and cash equivalents...............      18.0
Cash and cash equivalents at beginning of period......      40.7
                                                       -------------
Cash and cash equivalents at end of period............    $ 58.7
                                                       =============


Cash paid for interest and taxes was $3.9 million and $0.3 million respectively for the three-month period ended August 24, 1997.

For the three-month period ended August 24, 1997 the Company accumulated dividends on the redeemable preferred stock of approximately $1.9 million. The accumulated dividends were recorded as an increase to the carrying value of the redeemable preferred stock and accumulated deficit.


See accompanying Notes to Condensed Consolidated Financial Statements.

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



Note 1 -  Basis of Presentation

    The Condensed Consolidated Balance Sheets of FSC Semiconductor Corporation (the "Company") as of August 24, 1997 and May 25, 1997 and the Condensed Consolidated Statements of Operations and Cash Flows for the three-month period ended August 24, 1997 were prepared by the Company. The Combined Condensed Statement of Operations of the Fairchild Semiconductor Business (the "Business") for the three-month period ending August 25, 1996 includes all revenues and costs attributable to the Business as it was operated within National Semiconductor ("National"), including allocations for shared facilities and overhead. In addition, National performed cash management on a centralized basis. As a result, receivables, liabilities and cash receipts and payments were not identifiable on a business specific basis. Given these constraints, certain supplemental cash flow information is presented in lieu of a statement of cash flows (Note 3). In the opinion of management, the accompanying condensed consolidated financial statements as of and for the three-month period ended August 24, 1997 contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations of the Company. The allocations and estimates in the Combined Condensed Statement of Operations as of and for the three-month period ended August 25, 1996 were based on assumptions that management believes were reasonable under the circumstances. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the financial statements and notes thereto included in the special financial report on Form 10-K for the fiscal year ended May 25, 1997 and the Company's Registration Statement filed on Form S-4 dated July 9, 1997.

Note 2 - Inventories

The components of inventories are as follows:

                                                  August 24,    May 25,
                                                    1997         1997
                                                  ----------   ---------
                                                      (In millions)

    Raw materials................................   $ 7.7        $ 8.8
    Work in process..............................    42.0         43.4
    Finished goods...............................    21.9         20.9
                                                  ----------   ---------

        Total inventories........................   $71.6        $73.1
                                                  ==========   =========

Note 3  -  Supplemental Cash Flow Information

    As described in Note 1, National's cash management system was not designed to trace centralized cash and related financing transactions to the specific cash requirements of the Business. In addition, National's corporate transaction systems were not designed to track receivables and certain liabilities and cash receipts and payments on a business specific basis. Given these constraints, the following data are presented to facilitate analysis of key components of cash flow activity:

                                                                Three Months
                                                                   Ended
                                                                 August 25,
                                                                    1996
                                                               -------------
                                                               (In millions)
Operating activities:
  Revenues less expenses.....................................     $  1.4
  Depreciation and amortization..............................       18.1
  Loss on disposal of fixed assets...........................        0.4
  Decrease in inventories....................................        5.1
  Decrease in prepaid expenses and other current assets......        4.0
  Increase in other assets...................................       (0.8)
  Decrease in accounts payable...............................      (17.7)
  Increase in accrued expenses and other liabilities.........       10.8
                                                               -------------
      Cash provided by operating activities..................       21.3

Investing activities:
  Capital expenditures.......................................      (20.7)
  Purchase of molds and tooling..............................       (1.2)
                                                               -------------
      Cash used by investing activities......................      (21.9)
                                                               -------------

Net cash provided from National Semiconductor *..............     $  0.6
                                                               =============

* Net financing provided from National Semiconductor does not necessarily represent the cash flows of the Business, or the timing of such cash flows, had it operated on a stand-alone basis.

Note 4 - Reclassifications

    Certain amounts in the unaudited financial statements for the three-month period ended August 25, 1996 have been reclassified to conform to the presentation in the unaudited financial statements for the three-month period ended August 24, 1997.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


Overview

    FSC Semiconductor Corporation (the "Company"), through its wholly-owned subsidiary Fairchild Semiconductor Corporation, is a leading designer, manufacturer and supplier of high-performance logic, non-volatile memory and discrete power and signal technology semiconductors, serving the telecommunications, consumer, industrial, personal systems and automotive markets. The results of operations for the first quarter of fiscal 1997 (three-month period ended August 25, 1996) reflect the operating results of the Fairchild Semiconductor Business (the "Business") of National Semiconductor ("National"), and are not necessarily indicative of the results that would have been obtained as a stand-alone company. This is due in part to the fact that National allocated to the Business certain corporate and other overhead costs at levels higher than those experienced as a stand-alone company. In addition, the Business, prior to the establishment of the Company, provided manufacturing services to National at cost and now provides such services at higher prices.

Results of Operations

    Net income was $13.0 million for the first quarter of fiscal 1998. As a stand-alone operation in the first quarter of fiscal 1998, the Company incurred interest expense and income tax expense of $13.3 million and $7.0 million, respectively, that the Business did not incur in the first quarter of fiscal 1997. Operating income was $33.3 million in the first quarter of fiscal 1998, compared to revenues less direct and allocated expenses before taxes of $1.4 million in the first quarter of fiscal 1997. This increase is primarily attributable to higher trade revenues as a result of improved market conditions, higher trade gross profit due to improved factory utilization, and a one-time restructuring charge of $5.3 million for workforce reductions in the first quarter of fiscal 1997 which did not recur in the first quarter of fiscal 1998. In addition, the Company generated $10.7 million of gross profit on contract manufacturing services in the first quarter of fiscal 1998 under manufacturing agreements with National. In the first quarter of fiscal 1997, these revenues were recorded at cost. Excluding depreciation and amortization of $20.0 million and $18.1 million in the first quarters of fiscal 1998 and 1997, respectively and other expense of $0.4 million in the first quarter of fiscal 1997, earnings before interest, taxes and depreciation and amortization ("EBITDA") were $53.3 million in the first quarter of fiscal 1998 compared to $19.9 million in the first quarter of fiscal 1997. EBITDA is presented because the Company believes that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of the operating performance of the Company, or as an alternative to cash flows as a measure of liquidity.

Revenues

    The Company's revenues consist of trade sales to unaffiliated customers (79.5% and 83.6% of total revenues in the first quarters of fiscal 1998 and 1997, respectively) and revenues from contract manufacturing services provided to National (20.5% and 16.4% of total revenues in the first quarters of fiscal 1998 and 1997, respectively).
    Trade sales increased 19.4% to $158.7 million in the first quarter of fiscal 1998 compared to $132.9 million in the first quarter of fiscal 1997. The increase in trade sales was across all product groups reflecting improved industry-wide market conditions. Logic, Discrete and Memory trade sales increased 17.6%, 33.8% and 3.9%, respectively, in the first quarter of fiscal 1998 over the first quarter of fiscal 1997. The increase in Logic trade sales was driven by a significant increase in unit volume, which offset a slight decrease in average selling prices. CMOS trade sales increased 15.8% and Bipolar trade sales increased 19.4% in the first quarter of fiscal 1998 over the first quarter of fiscal 1997. The increase in Discrete trade sales was due almost entirely to higher average selling prices, as unit volume was flat. Power DMOS trade sales increased 26.6% and Small Signal trade sales increased 38.9% in the first quarter of fiscal 1998 over the first quarter of fiscal 1997. The increase in Memory trade sales was driven by higher volume, particularly in E2PROM, offset by lower prices impacting all product lines, particularly EPROM. E2PROM trade sales increased 38.8%, offsetting a 50.0% decline in EPROM trade sales in the first quarter of fiscal 1998 from the first quarter of fiscal 1997. Geographically, 36%, 19% and 45% of trade sales were derived in North America, Europe and Asia/Pacific, respectively in the first quarter of fiscal 1998, compared to 40%, 20% and 40% in the first quarter of fiscal 1997. All regions experienced increases in trade sales in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. Trade sales increased 8%, 12% and 35% in North America, Europe and Asia/Pacific, respectively.
    Contract manufacturing revenues increased 56.3% to $40.8 million in the first quarter of fiscal 1998 compared to $26.1 million in the first quarter of fiscal 1997, reflecting greater demand from National.

Gross Profit

    Gross profit increased 104.7% to $61.4 million in the first quarter of fiscal 1998, compared to $30.0 million in the first quarter of fiscal 1997. Included in gross profit in the first quarter of fiscal 1998 is $10.7 million attributable to contract manufacturing services provided to National. In the first quarter of fiscal 1997, these revenues were recorded at cost. Gross trade profit increased 69.0% in the first quarter of fiscal 1998 over the first quarter of fiscal 1997. As a percentage of trade sales, gross trade profits were 31.9% in the first quarter of fiscal 1998, compared to 22.6% in the first quarter of fiscal 1997. The increase in gross trade profit as a percentage of trade sales was due to higher average selling prices and increased factory utilization due to improved market conditions.

Research and Development

    Research and development expenses ("R&D") were $7.1 million, or 4.5% of trade sales in the first quarter of fiscal 1998, compared to $4.2 million, or 3.2% of trade sales in the first quarter of fiscal 1997. The increase in R&D is driven by higher spending to support new product development, reflecting renewed emphasis in R&D efforts as a stand-alone company. R&D efforts are focused on the Company's growth products: CMOS Logic, Power DMOS, and E2PROM. In the first quarter of fiscal 1998, R&D expenditures were 8.1% of trade sales for these growth products, and 0.9% of trade sales for the

Company's mature products (Bipolar Logic, Small Signal Discretes and EPROM). In the first quarter of fiscal 1997, R&D expenditures of the Business primarily consisted of allocations from National.

Selling, General and Administrative

    Selling, general and administrative expenses ("SG&A") were $21.0 million, or 13.2% of trade sales, in the first quarter of fiscal 1998, compared to $18.7 million, or 14.1% of trade sales, in the first quarter of fiscal 1997. The increase in SG&A is attributable to higher selling expenses commensurate with higher revenues, partially offset by lower G&A expenses due to lower stand-alone costs compared to the direct and allocated G&A expenses of the Business and the effect of a charge for one-time retention and incentive bonuses in the first quarter of fiscal 1997 which did not recur in the first quarter of fiscal 1998.

Restructuring

    The first quarter of fiscal 1997 included a one-time restructuring charge of $5.3 million for severance and other costs directly attributable to a workforce reduction.

Interest, Net

    Interest, net was $13.3 million in the first quarter of fiscal 1998, as a result of indebtedness incurred concurrent with the Recapitalization, which occurred in the fourth quarter of fiscal 1997. In the first quarter of fiscal 1997, the Business was allocated net interest expense from National. This amount is included in other expense.

Other Expense

    Other expense was $0.4 million in the first quarter of fiscal 1997, consisting of net interest expense allocated to the Business from National, partially offset by income from certain license fees. There were no comparable amounts incurred in the first quarter of fiscal 1998.

Income Taxes

    Income taxes were $7.0 million in the first quarter of fiscal 1998, an effective tax rate of 35%. In the first quarter of fiscal 1997, the Business did not record a tax provision or pay income taxes as it operated as a division of National.

Liquidity and Capital Resources

    As of August 24, 1997, the Company's cash balance was $58.7 million, an increase of $18.0 million from May 25, 1997. In addition, the Company had available a Revolving Credit Facility of $75 million, under which no amounts were outstanding as of August 24, 1997. The Business had no cash as of August 25, 1996, as cash management was centralized by National and amounts were not identifiable on a business specific basis.
    In the first quarter of fiscal 1998, the Company generated sufficient cash from operations to meet its research and development, capital expenditure and debt service requirements. Research and development expenditures are made primarily to fund new product development. Capital expenditures in the first quarter of fiscal 1998 and for the remainder of the fiscal year are being made primarily to increase capacity in the Company's manufacturing facilities and to purchase and install an
enterprise-wide information system.   The Company expects that its existing cash
together with funds generated from operations will be sufficient to meet its investing and financing requirements for the next twelve months.
    The Company utilizes financial instruments to hedge its overall exposure to the effects of foreign currency and interest rate fluctuations. The Company utilizes short-term forward contracts to hedge currency exposure when deemed necessary for expenses denominated in Malaysian ringgit and Philippine pesos, as well as revenues denominated in Japanese yen and the major European currencies. The recent devaluation of several currencies in Southeast Asia against the U.S. dollar has not had, nor does the Company expect it to have, a material adverse effect on the Company's results of operations or financial condition. Deferred gains from hedging transactions were immaterial to the financial statements in the first quarter of fiscal 1998. The Company does not speculate in these financial instruments. In the fourth quarter of fiscal 1997, the Company entered into an interest rate swap agreement with BankBoston in order to reduce the impact of changes in interest rates on its long-term debt.

Outlook and Business Risks

    The statements contained under this heading and in the Liquidity and Capital Resources section of Management's Discussion and Analysis, other than statements of historical facts, are forward looking statements based on current expectations and management's estimates, which involve risks and uncertainties. Actual results may differ materially from those set forth in such forward looking statements.
    The following factors may affect the Company's operating results for fiscal 1998: (i) the potential effect of the Company's substantially leveraged financial condition on its liquidity, its ability to fund capital expenditures, working capital and research and development and its ability to withstand adverse general economic, market or competitive conditions and developments;
(ii) restrictive covenants contained in the Company's debt instruments that could limit its ability to borrow additional funds, dispose of or acquire assets or fund capital expenditures; (iii) the highly cyclical and competitive nature of the semiconductor industry; (iv) the Company's dependence on continued demand for the end-products such as personal computers, telecommunications, automotive, and consumer and industrial electronic goods that incorporate the Company's products; (v) the need to design, develop, manufacture, market and support new products in order to remain competitive in the Company's markets; (vi) the Company's dependence on sales to National Semiconductor; (vii) the Company's dependence on the availability and cost of new materials used in its products and upon key subcontractors providing it with wafer fabrication, assembly and test services; (viii) the Company's reliance on complex manufacturing processes and its sensitivity to maintaining yields, efficiencies and continuous operations; (ix) uncertainties and legal risks associated with the dependence on, and potential disputes concerning, patents and other intellectual property rights; and (x) foreign currency and other risks associated with operating a business internationally.
    The Company relies on certain subcontractors for wafer fabrication and assembly and test services. In particular, the Company utilizes NS Electronics (Bangkok) Ltd. ("NS Electronics") as a subcontractor for a significant portion of assembly and test services for its non-volatile memory products. NS Electronics has common ownership and business and management relationships with Alphatec Electronics Public Company Ltd. ("Alphatec"). Alphatec has recently reported financial difficulties and its ability to continue its current operations and the impact of such on the operations of NS Electronics is uncertain. The Company's contract with NS Electronics expires on November 23, 1997, and negotiations to renew the contract are currently in progress. In addition, the Company is exploring sourcing alternatives, including other subcontractors and expansion of internal capacity. There can be no assurance that the Company would be able to replace any loss of assembly or test services as a result of adverse developments affecting Alphatec and NS Electronics, nor any assurance that such services could be replaced on terms equally favorable to the Company. Accordingly, should NS Electronics cease or sharply curtail its operations in the near future, there could be a material adverse effect to the Company's results of operations in fiscal 1998.
    The Financial Accounting Standards Board has issued two new Statements of Financial Accounting Standards ("SFAS"). SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income in a full set of financial statements. This Statement requires companies to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect the provisions of this statement. SFAS No. 131, Segment Reporting, establishes standards for reporting information about operating segments in annual and interim financial statements. This Statement also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 130 for the quarter and fiscal year ended May 31, 1998 and does not expect its provisions to have a material effect on the Company's presentation of its consolidated financial statements. The Company will adopt SFAS No. 131 in fiscal 1999 and is currently studying its provisions.

                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. Management believes there is no litigation pending that could have a material adverse effect on its results of operations or its financial condition.

Item 6.  Exhibits and Reports on Form 8-K

    a)    Exhibits

          27    Financial Data Schedule

    b)    Reports on Form 8-K

          FSC Semiconductor Corporation filed no reports on Form 8-K during the quarter ended August 24, 1997.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                      Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FSC Semiconductor Corporation


    Date:  October 6, 1997             By: /s/  Joseph R. Martin
                                          --------------------------
                                          Joseph R. Martin
                                          Executive Vice President, Finance
                                          Chief Financial Officer

                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)