Form 10-Q
period 1997-11-23
FSC SEMICONDUCTOR CORP
filed 1997-12-23
CIK 1036960

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 23, 1997

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___ to ___.

                       Commission File Number: 333-26897

                         FSC SEMICONDUCTOR CORPORATION

                   ----------------------------------------

             (Exact name of registrant as specified in its charter)

                  Delaware                                      04-3363001

       (State or other jurisdiction of                        (I.R.S.Employer
       incorporation or organization)                       Identification No.)


                      333 Western Avenue, Mail Stop 01-00
                          South Portland, Maine 04106
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (207) 775-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

The number of shares outstanding of the issuer's classes of common stock as of the close of business on December 18, 1997:


                Title of Each Class           Number of Shares
       -------------------------------------  ----------------

       Class A Common Stock; $0.01 par value         7,205,220
       Class B Common Stock; $0.01 par value         8,408,880

                 FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                           -----
Item 1     Financial Statements

           Condensed Consolidated Statements of Operations (Unaudited)
             for the Three and Six Months Ended November 23, 1997 and
             November 24, 1996...........................................     3

           Condensed Consolidated Balance Sheets as of November 23, 1997
             (Unaudited) and May 25, 1997................................     4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
             for the Three and Six Months Ended November 23, 1997........     5

           Notes to Condensed Consolidated Financial Statements
             (Unaudited).................................................     6

Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     9

PART II.   OTHER INFORMATION

Item 1     Legal Proceedings.............................................    15

Item 6     Exhibits and Reports on Form 8-K..............................    15

Signature................................................................    16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions) (Unaudited)

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         --------------------------------  --------------------------------
                                                          NOVEMBER 23,     NOVEMBER 24,     NOVEMBER 23,     NOVEMBER 24,
                                                              1997             1996             1997             1996
                                                         ---------------  ---------------  ---------------  ---------------
Revenue:
  Net sales--trade.....................................     $   155.3        $   154.0        $   314.0        $   286.9
  Contract manufacturing -- National Semiconductor.....          40.5             24.0             81.3             50.1
                                                               ------           ------           ------           ------
    Total revenue......................................         195.8            178.0            395.3            337.0

Direct costs and allocated expenses:
  Cost of sales--trade.................................         105.4            117.5            213.4            220.4
  Cost of contract manufacturing -- National
    Semiconductor......................................          31.3             24.0             61.4             50.1
  Research and development.............................           7.8              4.3             14.9              8.5
  Selling, general and administrative..................          21.0             23.2             42.0             41.9
  Restructuring of operations..........................           --               --               --               5.3
                                                               ------           ------           ------           ------
      Total operating costs and expenses...............         165.5            169.0            331.7            326.2
                                                               ------                            ------
Operating income.......................................          30.3                              63.6
Interest, net..........................................          13.1              --              26.4               --
Other expense..........................................           --               0.5              --               0.9
                                                               ------           ------           ------           ------
Income before income taxes.............................          17.2                              37.2
Revenues less direct and allocated expenses before
  income taxes.........................................                      $     8.5                         $     9.9
                                                                                ======                            ======
Income taxes...........................................           6.1                              13.1
                                                               ------                            ------
Net income.............................................     $    11.1                         $    24.1
                                                               ======                            ======

See accompanying Notes to Condensed Consolidated Financial Statements.

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

                                                      (Unaudited)
                                                      NOVEMBER 23,     MAY 25,
                                                          1997          1997
                                                     -------------  -----------
ASSETS
Current assets:
  Cash..............................................  $    79.1     $    40.7
  Receivables, net..................................       80.9          79.6
  Inventories.......................................       78.2          73.1
  Prepaid expenses and other current assets.........       11.7          16.6
  Deferred income taxes.............................        2.1           2.1
                                                         ------        ------
      Total current assets..........................      252.0         212.1
  Property, plant and equipment, net................      285.0         295.0
  Deferred income taxes.............................       15.5          18.5
  Other assets......................................       28.9          29.4
                                                         ------        ------
      Total assets..................................  $   581.4     $   555.0
                                                         ======        ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.................  $    11.0     $    11.0
  Accounts payable..................................       60.0          77.1
  Accrued expenses and other current liabilities....       57.9          42.0
                                                         ------        ------
      Total current liabilities.....................      128.9         130.1
Long-term debt, less current portion................      487.1         486.0
Other liabilities...................................        0.4           0.4
                                                         ------        ------
      Total liabilities.............................      616.4         616.5
Redeemable preferred stock..........................       75.8          71.8
Stockholders' Equity:
  Class A common stock..............................        0.1           0.1
  Class B common stock..............................        0.1           0.1
  Additional paid-in capital........................        7.6           7.6
  Accumulated deficit...............................     (118.6)       (141.1)
                                                         ------        ------
      Total stockholders' equity....................     (110.8)       (133.3)
                                                         ------        ------
      Total liabilities and stockholders' equity....  $   581.4     $   555.0
                                                         ======        ======



See accompanying Notes to Condensed Consolidated Financial Statements.

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

                                                 THREE MONTHS      SIX MONTHS
                                                     ENDED            ENDED
                                                  NOVEMBER 23,     NOVEMBER 23,
                                                      1997             1997
                                                  -----------      -----------

Operating activities:
  Net income....................................... $   11.1         $   24.1
  Addback non-cash adjustments to net income:
    Depreciation and amortization..................     20.3             40.3
    Loss on disposal of fixed assets...............      0.3              0.5
    Non-cash interest expense......................      6.6              6.6
    Deferred income taxes..........................     (1.4)             3.0
  Changes in certain assets and liabilities, net:
    Accounts receivable............................     16.9              1.2
    Inventories....................................     (6.6)            (5.1)
    Prepaid expenses and other current assets......      2.6              4.9
    Other assets...................................      0.2              0.1
    Current liabilities............................     (9.4)            (1.3)
                                                       -----            -----
      Cash provided by operating activities........     40.6             74.3

Investing activities:
  Capital expenditures.............................    (15.7)           (27.5)
  Purchase of molds and tooling....................     (1.7)            (2.9)
                                                       -----            -----
      Cash used by investing activities............    (17.4)           (30.4)

Financing activities:
  Repayment of long-term debt......................     (2.8)            (5.5)
                                                       -----            -----
      Cash used by financing activities............     (2.8)            (5.5)

Net change in cash and cash equivalents............     20.4             38.4
Cash and cash equivalents at beginning of period...     58.7             40.7
                                                       -----            -----
Cash and cash equivalents at end of period......... $   79.1         $   79.1
                                                       =====            =====



Cash paid for interest and taxes was $18.7 million and $3.0 million respectively for the three-month period ended November 23, 1997, and $22.6 million and $3.3 million respectively for the six-month period ended November 23, 1997.

For the three and six-month periods ended November 23, 1997 the Company accumulated dividends on the redeemable preferred stock of approximately $2.1 million and $4.0 million, respectively. The accumulated dividends were recorded as an increase to the carrying value of the redeemable preferred stock and accumulated deficit.

See accompanying Notes to Condensed Consolidated Financial Statements.

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1--BASIS OF PRESENTATION

    The Condensed Consolidated Balance Sheets of FSC Semiconductor Corporation (the "Company") as of November 23, 1997 and May 25, 1997 and the Condensed Consolidated Statements of Operations and Cash Flows for the three- and six-month periods ended November 23, 1997 were prepared by the Company. The Combined Condensed Statements of Operations of the Fairchild Semiconductor Business (the "Business") for the three- and six-month periods ending November 24, 1996 include all revenues and costs attributable to the Business as it was operated within National Semiconductor Corporation ("National"), including allocations for shared facilities and overhead. In addition, National performed cash management on a centralized basis. As a result, receivables, liabilities and cash receipts and payments were not identifiable on a business specific basis. Given these constraints, certain supplemental cash flow information is presented in lieu of statements of cash flows (Note 3). In the opinion of management, the accompanying condensed consolidated financial statements as of and for the three- and six-month periods ended November 23, 1997 contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations of the Company. The allocations and estimates in the Combined Condensed Statements of Operations as of and for the three- and six-month periods ended November 24, 1996 were based on assumptions that management believes were reasonable under the circumstances. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the financial statements and notes thereto included in the special financial report on Form 10-K for the fiscal year ended May 25, 1997 and the Company's Registration Statement filed on Form S-4 dated July 9, 1997.

NOTE 2--INVENTORIES

    The components of inventories are as follows:

                                        NOVEMBER 23,      MAY 25,
                                            1997           1997
                                       ---------------  -----------
                                               (In millions)

Raw materials........................     $     9.9      $     8.8
Work in process......................          49.3           43.4
Finished goods.......................          19.0           20.9
                                              -----          -----
    Total inventories................     $    78.2      $    73.1
                                              =====          =====

NOTE 3--SUPPLEMENTAL CASH FLOW INFORMATION

    As described in Note 1, National's cash management system was not designed to trace centralized cash and related financing transactions to the specific cash requirements of the Business. In addition, National's corporate transaction systems were not designed to track receivables and certain liabilities and cash receipts and payments on a business specific basis. Given these constraints, the following unaudited data are presented to facilitate analysis of key components of cash flow activity:

                                               THREE MONTHS       SIX MONTHS
                                                  ENDED             ENDED
                                                NOVEMBER 24,      NOVEMBER 24,
                                                    1996              1996
                                              --------------     --------------
                                                         (In millions)
Operating activities:
  Revenues less expenses.......................  $    8.5         $   9.9
  Depreciation and amortization................      19.5            37.6
  Loss (gain) on disposal of fixed assets......      (0.2)            0.2
  Decrease in inventories......................      14.8            19.9
  Increase in prepaid expenses and other
    current assets.............................      (4.8)           (0.8)
  Decrease in other assets.....................       1.5             0.7
  Increase (decrease) in accounts payable......       1.4           (16.3)
  Increase (decrease) in accrued expenses and
    other liabilities..........................      (1.7)            9.1
                                                    -----           -----
      Cash provided by operating activities....      39.0            60.3

Investing activities:
  Capital expenditures.........................      (9.9)          (30.6)
  Purchase of molds and tooling................      (1.6)           (2.8)
                                                    -----           -----
      Cash used by investing activities........     (11.5)          (33.4)
                                                    -----           -----
Net financing provided to National
    Semiconductor *............................  $   27.5         $   26.9
                                                    =====            =====

------------------------

* Net financing provided to National Semiconductor does not necessarily represent the cash flows of the Business, or the timing of such cash flows, had it operated on a stand-alone basis.

NOTE 4 -- LONG-TERM DEBT

    On November 18, 1997, Fairchild Semiconductor Corporation ("Fairchild"), a wholly-owned subsidiary, amended certain provisions of its Senior Credit Facilities Agreement with a syndicate of financial institutions. Specifically, the amount available under the Revolving Credit Facility was increased from $75 million to $130 million. In addition, certain restrictive covenants were amended in order to permit the acquisition of Raytheon Semiconductor, Inc. (Note 5). As of November 23, 1997, no amounts were outstanding under the Revolving Credit Facility.

NOTE 5 -- SUBSEQUENT EVENT

    On November 25, 1997, Fairchild signed an agreement to acquire all of the outstanding common stock of Raytheon Semiconductor, Inc., a California-based supplier of analog and mixed signal integrated circuits, for approximately $120 million in cash. Fairchild intends to finance the acquisition through a combination of borrowings under its existing Revolving Credit Facility (Note 4), borrowings under a new Tranche C term loan within its existing Senior Term Facility, and existing cash. In conjunction with the acquisition, Fairchild intends to refinance its existing Tranche B term loan with proceeds from the new Tranche C term loan. The new Tranche C term loan will mature on March 11, 2003 and will bear interest based on either the bank's base rate or the Eurodollar rate at the option of Fairchild. The transaction, which is presently expected to be completed by December 31, 1997, will be accounted for as a purchase.

NOTE 6--RECLASSIFICATIONS

    Certain amounts in the unaudited financial statements for the three- and six-month periods ended November 24, 1996 have been reclassified to conform to the presentation in the unaudited financial statements for the three and six-month periods ended November 23, 1997.

    In addition, certain non-cash adjustments were recorded in the second quarter to increase accounts receivable ($2.5 million) and current liabilities ($0.1 million), with an offset to accumulated deficit. The purpose of these adjustments was to properly state business equity assumed as part of the Recapitalization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    FSC Semiconductor Corporation, through its wholly-owned subsidiary Fairchild Semiconductor Corporation (collectively the "Company"), is a leading designer, manufacturer and supplier of high-performance logic, non-volatile memory and discrete power and signal technology semiconductors, serving the telecommunications, consumer, industrial, personal systems and automotive markets. The results of operations for the second quarter and first half of fiscal 1997 (three- and six-month periods ended November 24, 1996) reflect the operating results of the Fairchild Semiconductor Business (the "Business") of National Semiconductor Corporation ("National"), and are not necessarily indicative of the results that would have been obtained as a stand-alone company. This is due in part to the fact that National allocated to the Business certain corporate and other overhead costs at levels higher than those experienced as a stand-alone company. In addition, the Business, prior to the establishment of the Company, provided manufacturing services to National at cost and now provides such services at higher prices.

RESULTS OF OPERATIONS

    Net income was $11.1 million and $24.1 million for the second quarter and first half of fiscal 1998, respectively. As a stand-alone operation in fiscal 1998, the Company incurred interest expense and income tax expense of $13.1 million and $6.1 million, respectively, in the second quarter of fiscal 1998 and $26.4 million and $13.1 million, respectively, in the first half of fiscal 1998, that the Business did not incur in the comparable periods of fiscal 1997. Operating income was $30.3 million and $63.6 million in the second quarter and first half of fiscal 1998, respectively, compared to revenues less direct and allocated expenses before income taxes of $8.5 million and $9.9 million in the comparable periods of fiscal 1997. This increase is primarily attributable to higher trade revenues, particularly in the first quarter of fiscal 1998, as a result of improved market conditions, higher trade gross profit due to improved factory utilization and improved pricing, along with a one-time restructuring charge of $5.3 million for workforce reductions in first half of fiscal 1997 which did not recur in the first half of fiscal 1998. In addition, the Company generated $9.2 million and $19.9 million of gross profit on contract manufacturing services in the second quarter and first half of fiscal 1998, respectively, under manufacturing agreements with National. In the comparable periods of fiscal 1997, these revenues were recorded at cost. Excluding depreciation and amortization of $20.3 million and $40.3 million in the second quarter and first half of fiscal 1998, respectively, and $19.5 million and $37.6 million in the comparable periods of fiscal 1997, and other expense of $0.5 million and $0.9 million in the second quarter and first half of fiscal 1997, respectively, earnings before interest, taxes and depreciation and amortization ("EBITDA") were $50.6 million and $103.9 million in the second quarter and first half of fiscal 1998, respectively, compared to $28.5 million and $48.4 million in the comparable periods of fiscal 1997. EBITDA is presented because the Company believes that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of the operating performance of the Company, or as an alternative to cash flows as a measure of liquidity.

REVENUES

    The Company's revenues consist of trade sales to unaffiliated customers (79.3% and 79.4% of total revenues in the second quarter and first half of fiscal 1998, respectively, and 86.5% and 85.1% in the comparable periods of fiscal 1997) and revenues from contract manufacturing services provided to National (20.7% and 20.6% of total revenues in the second quarter and first half of fiscal 1998, respectively, and 13.5% and 14.9% in the comparable periods of fiscal 1997).

    Trade sales increased 1.0% to $155.3 million in the second quarter of fiscal 1998 compared to $154.0 million in the second quarter of fiscal 1997. On a year-to-date basis, trade sales increased 9.4% to $314.0 million compared to $286.9 million for the comparable period of fiscal 1997.

    Logic trade sales increased 7.0% and 12.3% in the second quarter and first half of fiscal 1998, respectively, over the comparable periods of fiscal 1997. The increase was driven by a significant increase in unit volume, reflecting strong market demand, which offset a slight decrease in average selling prices. In the second quarter of fiscal 1998, CMOS trade sales increased 14.6% over the second quarter of fiscal 1997, offsetting a decrease of 1.0% in Bipolar trade sales, reflective of the general market trend favoring CMOS. On a year-to-date basis, CMOS and Bipolar trade sales increased 15.5% and 8.9%, respectively, over the comparable periods of fiscal 1997.

    Discrete trade sales increased 18.6% and 26.1% in the second quarter and first half of fiscal 1998, respectively, over the comparable periods of fiscal 1997. The increase was due almost entirely to higher average selling prices, driven by new product introductions and a favorable sales mix, as unit volume was down slightly. Small Signal trade sales increased 39.4%, offsetting a decrease of 5.2% in Power DMOS trade sales in the second quarter of fiscal 1998 over the second quarter of fiscal 1997. Power DMOS trade sales in the second quarter of fiscal 1998 were impacted by manufacturing problems at the Company's facility in Cebu, Philippines, which have been rectified. On a year-to-date basis, Small Signal and Power DMOS trade sales increased 39.4% and 9.1%, respectively, over the comparable period of fiscal 1997.

    Memory trade sales decreased 28.4% and 13.9% in the second quarter and first half of fiscal 1998, respectively, over the comparable periods of fiscal 1997. The decrease was driven by lower prices impacting all product lines due to competitive pressures, partially offset by higher volume, particularly in E2PROM. E2PROM trade sales decreased 0.7% in the second quarter of fiscal 1998 over the second quarter of fiscal 1997, but have increased 16.4% in the first half of fiscal 1998 over the first half of fiscal 1997. EPROM trade sales decreased 56.5% and 44.0% in the second quarter and first half of fiscal 1998, respectively, over the comparable periods of fiscal 1997.

    Geographically, 38%, 22% and 40% of trade sales were derived in North America, Europe and Asia/ Pacific, respectively, in the second quarter of fiscal 1998, compared to 38%, 19% and 43% in the second quarter of fiscal 1997. Trade sales in Europe increased 15.7% over a year ago due to strength in the telecommunications market, which offset a decrease of 5.2% in Asia/Pacific, due in part to the delayed transition to a dedicated sales force in Japan and price pressures, particularly in Memory, in Southeast Asia. North America trade sales were flat year over year. On a year-to-date basis, 37%, 20% and 43% of trade sales were derived in North America, Europe and Asia/Pacific, respectively, compared to 39%, 19% and 42% in the first half of fiscal 1997. Trade sales in all regions were higher in the first half of fiscal 1998 compared to a year ago. Trade sales increased 4.0%, 14.9% and 12.2% in North America, Europe and Asia/Pacific, respectively, the result of improved market conditions.

    Contract manufacturing revenues increased 68.8% to $40.5 million in the second quarter of fiscal 1998 compared to $24.0 million in the second quarter of fiscal 1997. On a year-to-date basis, contract manufacturing revenues increased 62.3% to $81.3 million, compared to $50.1 million for the comparable period in fiscal 1997. This increase reflects greater demand from National.

GROSS PROFIT

    Gross profit increased 61.9% to $59.1 million in the second quarter of fiscal 1998, compared to $36.5 million in the second quarter of fiscal 1997. On a year-to-date basis, gross profit increased 81.2% to $120.5 million from $66.5 million for the comparable period of fiscal 1997. Included in gross profit in the second quarter and first half of fiscal 1998 is $9.2 million and $19.9 million, respectively, attributable to contract manufacturing services provided to National. In the comparable periods of fiscal 1997, these revenues were recorded at cost. Gross trade profit (excluding contract manufacturing) increased 36.7% and 51.3% in the second quarter and first half of fiscal 1998, respectively, over the comparable periods of fiscal 1997. As a percentage of trade sales, gross trade profits were 32.1% and 32.0% in the second quarter and first half of fiscal 1998, respectively, compared to 23.7% and 23.2% in the comparable periods of fiscal 1997. The increase in gross trade profit as a percentage of trade sales was due to higher average selling prices, increased factory utilization due to improved market conditions and the favorable effects of currency devaluations in Southeast Asia on the Company's manufacturing costs.

RESEARCH AND DEVELOPMENT

    Research and development expenses ("R&D") were $7.8 million, or 5.0% of trade sales in the second quarter of fiscal 1998, compared to $4.3 million, or 2.8% of trade sales in the second quarter of fiscal 1997. On a year-to-date basis, R&D was $14.9 million, or 4.7% of trade sales, compared to $8.5 million, or 3.0% of trade sales, for the comparable period of fiscal 1997. The increase in R&D is driven by higher spending to support new product development, reflecting renewed emphasis on R&D efforts as a stand-alone company. R&D efforts are focused on the Company's growth products: CMOS Logic, Power DMOS, and E2PROM. In the second quarter and first half of fiscal 1998, R&D expenditures were 8.8% and 8.3% of trade sales, respectively, for these growth products, and 0.9% and 1.0% of trade sales, respectively, for the Company's mature products (Bipolar Logic, Small Signal Discretes and EPROM). In the comparable periods of fiscal 1997, R&D expenditures of the Business primarily consisted of allocations from National.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses ("SG&A") were $21.0 million, or 13.5% of trade sales, in the second quarter of fiscal 1998, compared to $23.2 million, or 15.1% of trade sales, in the second quarter of fiscal 1997. On a year-to-date basis, SG&A was $42.0 million, or 13.4% of trade sales, compared to $41.9 million, or 14.6% of trade sales for the comparable period of fiscal 1997. The decrease in SG&A as a percent of trade sales is primarily attributable to the effect of one-time retention and incentive bonuses charged to SG&A in the second quarter of fiscal 1997 which did not recur in the second quarter of fiscal 1998, lower G&A expenses due to lower stand-alone costs compared to the direct and allocated G&A expenses of the Business, offset by higher selling expenses primarily related to inefficiencies experienced while operating under transition service agreements with National.

RESTRUCTURING

    The first half of fiscal 1997 included a one-time restructuring charge of $5.3 million for severance and other costs directly attributable to a workforce reduction.

INTEREST, NET

    Interest, net was $13.1 million and $26.4 million in the second quarter and first half of fiscal 1998, respectively, as a result of indebtedness incurred concurrent with the Recapitalization, which occurred in the fourth quarter of fiscal 1997. In the comparable periods of fiscal 1997, the Business was allocated net interest expense from National. This amount is included in other expense.

OTHER EXPENSE

    Other expense was $0.5 million and $0.9 million in the second quarter and first half of fiscal 1997, respectively, consisting of primarily net interest expense allocated to the Business by National. There were no comparable amounts incurred in the comparable periods of fiscal 1998.

INCOME TAXES

    Income taxes were $6.1 million and $13.1 million in the second quarter and first half of fiscal 1998, respectively, an effective tax rate of 35%. In the comparable periods of fiscal 1997, the Business did not record a tax provision or pay income taxes as it operated as a division of National.

LIQUIDITY AND CAPITAL RESOURCES

    As of November 23, 1997, the Company's cash balance was $79.1 million, an increase of $38.4 million from May 25, 1997. In addition, the Company had available a Revolving Credit Facility of $130 million on November 23, 1997, under which no amounts were outstanding. The Business had no cash as of November 24, 1996, as cash management was centralized by National and amounts were not identifiable on a business specific basis.

    In the second quarter and first half of fiscal 1998, the Company generated sufficient cash from operations to fund its research and development, capital expenditure and debt service requirements. Research and development expenditures are made primarily to fund new product development. Capital expenditures in the second quarter and first half of fiscal 1998 and for the remainder of the fiscal year are being made primarily to increase capacity in the Company's manufacturing facilities and to purchase and install an enterprise-wide information system. The Company expects that its existing cash together with available funds from its amended Senior Credit Facilities, and funds generated from operations, will be sufficient to meet its investing and financing requirements for the next twelve months.

    The Company utilizes financial instruments to hedge its overall exposure to the effects of foreign currency and interest rate fluctuations. The Company utilizes short-term forward contracts to hedge currency exposure when deemed necessary for expenses denominated in Malaysian ringgit and Philippine pesos, as well as revenues denominated in Japanese yen and the major European currencies. The recent devaluation of several currencies in Southeast Asia against the U.S. dollar has not had, nor does the Company presently expect it to have, a material adverse effect on the Company's results of operations or financial condition. The Company currently benefits from lower dollar-denominated expenses incurred by its manufacturing operations in Southeast Asia. The effect of lower manufacturing costs is presently expected to substantially offset any adverse impact to the Company's revenues in the region for the remainder of the fiscal year, which may result from soft market conditions created by the devaluations and other economic factors. Deferred gains from hedging transactions were immaterial to the financial statements in the second quarter and first half of fiscal 1998. The Company does not speculate in these financial instruments.

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

    On November 25, 1997, the Company announced it had reached an agreement to acquire all of the outstanding common stock of Raytheon Semiconductor, Inc. ("Raytheon") for approximately $120 million in cash. Raytheon designs, manufactures and markets high-performance analog and mixed signal integrated circuits for the personal computer, communications, broadcast video and industrial markets. The transaction, which is presently expected to be completed by December 31, 1997, will be accounted for as a purchase. While the Company expects to recognize special charges related to certain acquisition and related expenses during its third quarter, the amount of such charges and their impact on the Company's operating results have yet to be determined. The Company believes that its products, technologies and capabilities and those of Raytheon are complementary, and that the separate operations are compatible. However, the integration of the companies and the Company's higher leverage resulting from the acquisition may have an unfavorable impact on future operating results if the Company encounters unforeseen obstacles, or is unable to successfully execute its integration plan.

    The Company relies on certain subcontractors for wafer fabrication and assembly and test services. In particular, the Company utilizes NS Electronics (Bangkok) Ltd. ("NS Electronics") as a subcontractor for a significant portion of assembly and test services for its non-volatile memory products. NS Electronics has common ownership and business and management relationships with Alphatec Electronics Public Company Ltd. ("Alphatec"). Alphatec has recently reported financial difficulties, and its ability to continue its current operations and the impact of such on the operations of NS Electronics are uncertain. The Company's contract with NS Electronics expired on November 23, 1997 and negotiations to renew the contract are in progress. While negotiations continue, the parties have agreed to operate under the pricing arrangements of the proposed contract, which are generally favorable to the Company. The Company continues to explore sourcing alternatives, including other subcontractors and expansion of internal capacity. There can be no assurance that the Company would be able to replace any loss of assembly or test services as a result of adverse developments affecting Alphatec and NS Electronics, nor any assurance that such services could be replaced on terms equally favorable to the Company.

Accordingly, should NS Electronics cease or sharply curtail its operations in the near future, there could be a material adverse effect on the Company's results of operations in fiscal 1998.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. Management believes there is no litigation pending that could have a material adverse effect on its results of operations or its financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibits

     10.1  First Amendment to Credit Agreement dated November 18, 1997

       27  Financial Data Schedule

    b) Reports on Form 8-K

    FSC Semiconductor Corporation filed no reports on Form 8-K during the quarter ended November 23, 1997.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FSC SEMICONDUCTOR CORPORATION

Date: December 23, 1997         By: /s/ Joseph R. Martin
                                    --------------------------------
                                    Joseph R. Martin
                                    Executive Vice President, Finance
                                    Chief Financial Officer

                                    (Principal Financial and Accounting
                                     Officer and Duly Authorized Officer)