Form 10-Q
period 1998-11-29
FSC SEMICONDUCTOR CORP
filed 1999-01-11
CIK 1036960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 29, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________.


                        Commission File Number: 333-26897


                         FSC SEMICONDUCTOR CORPORATION
             ------------------------------------------------------
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

The number of shares outstanding of the issuer's classes of common stock as of the close of business on December 31, 1998:


          TITLE OF EACH CLASS                      NUMBER OF SHARES
          -------------------                      ----------------
   Class A Common Stock; $0.01 par value               29,556,000
   Class B Common Stock; $0.01 par value               33,376,000

                 FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                                      INDEX



PART I. FINANCIAL INFORMATION                                             PAGE
                                                                          ----

Item 1 Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited)
                for the Three and Six Months Ended November 29, 1998 and
                November 23, 1997                                            3

          Condensed Consolidated Balance Sheets as of November 29, 1998
                (Unaudited) and May 31, 1998                                 4

              Condensed Consolidated Statements of Cash Flows (Unaudited)
                for the Six Months Ended November 29, 1998 and
                November 23, 1997                                            5

          Notes to Condensed Consolidated Financial Statements
                   (Unaudited)                                               6


Item 2 Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    7


PART II. OTHER INFORMATION

Item 1 Legal Proceedings                                                    13

Item 6 Exhibits and Reports on Form 8-K                                     13


SIGNATURE                                                                   14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (IN MILLIONS)  (UNAUDITED)


                                                                 Three Months Ended                  Six Months Ended
                                                          --------------------------------      ----------------------------
                                                          November 29,        November 23,      November 29,    November 23,
                                                             1998                1997              1998            1997
                                                             ----                ---               ----            ----
Revenue:
  Net sales--trade                                          $152.0              $155.3            $287.1          $314.0
  Contract manufacturing--National Semiconductor              15.9                40.5              32.1            81.3
                                                            ------              ------            ------          ------
          Total revenue                                      167.9               195.8             319.2           395.3


Operating expenses:
  Cost of sales                                              118.4               105.4             224.7           213.4
  Cost of contract manufacturing--National Semiconductor      13.9                31.3              28.5            61.4
  Reserach and development                                     9.1                 7.8              18.3            14.9
  Selling, general and administrative                         23.6                21.0              46.2            42.0
  Restructuring                                                 --                  --               4.5              --
                                                            ------              ------            ------          ------
          Total operating expenses                           165.0               165.5             322.2           331.7
                                                            ------              ------            ------          ------

Operating income (loss)                                        2.9                30.3              (3.0)           63.6

Interest, net                                                 15.2                13.1              29.6            26.4
                                                            ------              ------            ------          ------

Income (loss) before income taxes                            (12.3)               17.2             (32.6)           37.2

Provision (benefit) for income taxes                          (2.4)                6.1              (6.5)           13.1
                                                            ------              ------            ------          ------

Net income (loss)                                           $ (9.9)             $ 11.1            $(26.1)         $ 24.1
                                                            ------              ------            ------          ------
                                                            ------              ------            ------          ------

     See accompanying notes to condensed consolidated financial statements.

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

                                                                        (Unaudited)
                                                                        November 29,      May 31,
                                                                           1998            1998
                                                                        ------------      -------
ASSETS
Current assets:
    Cash and cash equivalents                                              $ 11.2           $  6.5
    Receivables, net                                                         93.0             75.0
    Inventories                                                             101.4            108.0
    Other current assets                                                     13.1             20.0
                                                                           ------           ------
            Total current assets                                            218.7            209.5

Property, plant and equipment, net                                          318.1            342.9
Deferred income taxes                                                        27.5             21.4
Intangible assets, net                                                       29.8             31.5
Other assets                                                                 31.0             30.4
                                                                           ------           ------
            Total assets                                                   $625.1           $635.7
                                                                           ------           ------
                                                                           ------           ------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Short-term borrowings and current portion of long-term debt            $ 45.4           $ 13.2
    Accounts payable                                                         64.2             75.4
    Accrued expenses and other current liabilities                           48.1             55.9
                                                                           ------           ------
            Total current liabilities                                       157.7            144.5

Long-term debt, less current portion                                        528.0            526.7
Other liabilities                                                             1.6              0.6
                                                                           ------           ------
            Total liabilities                                               687.3            671.8

Redeemable preferred stock                                                   85.2             80.5

Commitments and contingencies

Stockholders' equity (deficit):
    Class A common stock                                                       0.3              0.3
    Class B common stock                                                       0.3              0.3
    Additional paid-in capital                                                 9.5              9.5
    Accumulated deficit                                                     (157.5)          (126.7)
                                                                            ------           ------
            Total stockholders' equity (deficit)                            (147.4)          (116.6)
                                                                            ------           ------
            Total liabilities and stockholders' equity (deficit)            $625.1           $635.7
                                                                            ------           ------
                                                                            ------           ------




     See accompanying notes to condensed consolidated financial statements.

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN MILLIONS)  (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                             ----------------
                                                                                       NOVEMBER 29,   NOVEMBER 23,
                                                                                           1998           1997
                                                                                       -------------  -------------
Cash flows from operating activities:
Net income (loss)                                                                        $   (26.1)     $    24.1
  Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
    Depreciation and amortization                                                             47.4           40.3
    Restructuring charge, net of cash expended                                                 1.9            --
    Non-cash interest expense                                                                  5.1            4.3
    (Gain) loss on disposal of property, plant and equipment                                  (0.1)           0.5
    Deferred income taxes                                                                     (6.2)           3.0
Changes in operating assets and liabilities, net:
  Accounts receivable                                                                        (18.0)           1.2
  Inventories                                                                                  6.6           (5.1)
  Prepaid expenses and other current assets                                                    7.0            4.9
  Current liabilities                                                                        (20.1)           1.0
  Other assets and liabilities                                                                (1.4)           0.1
                                                                                       -------------  -------------
      Cash provided by (used in) operating activities                                         (3.9)          74.3
                                                                                       -------------  -------------
Cash flows from investing activities:
  Capital expenditures                                                                       (19.4)         (27.5)
  Proceeds from sale of property, plant and equipment                                          1.0            --
  Purchase of molds and tooling                                                               (1.4)          (2.9)
                                                                                       -------------  -------------
      Cash used in investing activities                                                      (19.8)         (30.4)
                                                                                       -------------  -------------
Cash flows from financing activities:
  Proceeds from revolving credit facility, net                                                31.5            --
  Repayment of long-term debt                                                                 (3.1)          (5.5)
                                                                                       -------------  -------------
      Cash provided by (used in) financing activities                                         28.4           (5.5)
                                                                                       -------------  -------------
Net change in cash and cash equivalents                                                        4.7           38.4
Cash and cash equivalents at beginning of period                                               6.5           40.7
                                                                                       -------------  -------------
Cash and cash equivalents at end of period                                               $    11.2      $    79.1
                                                                                       -------------  -------------
                                                                                       -------------  -------------
Supplemental cash flow information:
  Cash paid for:
    Income taxes                                                                         $     1.0      $     3.3
                                                                                       -------------  -------------
                                                                                       -------------  -------------
    Interest                                                                             $    22.7      $    22.6
                                                                                       -------------  -------------
                                                                                       -------------  -------------

     For the six-month periods ended November 29, 1998 and November
23, 1997, the Company accumulated dividends on the redeemable preferred stock of approximately $4.7 million and $4.0 million, respectively. The accumulated dividends were recorded as an increase to the carrying value of the redeemable preferred stock and accumulated deficit.

     See accompanying notes to condensed consolidated financial statements.

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION

         The Condensed Consolidated Balance Sheets of FSC Semiconductor Corporation (the "Company") as of November 29, 1998 and May 31, 1998, the Condensed Consolidated Statements of Operations for the three and six month periods ended November 29, 1998 and November 23, 1997 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended November 29, 1998 and November 23, 1997 were prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations of the Company. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1998.

         Certain prior period amounts have been reclassified to conform to their current presentation.

NOTE 2 - INVENTORIES

The components of inventories are as follows:


                                    November 29,        May 31,
                                        1998              1998
                                        ----              ----
                                             (in millions)

Raw materials                        $    8.1         $   13.0
Work in process                          71.0             69.5
Finished goods                           22.3             25.5
                                     --------         --------

       Total inventories             $  101.4         $  108.0
                                     --------         --------
                                     --------         --------

NOTE 3 - RESTRUCTURING CHARGE

         In the first quarter of fiscal 1999, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a pre-tax restructuring charge of approximately $4.5 million. The restructuring charge consisted of $0.8 million related to non-cash asset impairments and $3.7 million of employee separation costs. The charge for employee separation arrangements accrues for the termination and other severance costs associated with the approximately 600 salaried, hourly and temporary employees severed as a result of this action, a reduction of approximately 10% of the Company's payroll. Through the first half of fiscal 1999, approximately $2.6 million of these costs have been paid with the remaining $1.1 million of accruals to be expended by the end of fiscal 1999.

NOTE 4 - SUBSEQUENT EVENT

         On December 21, 1998, the Company signed an agreement to acquire the Power Device Division of Samsung Electronics Co., Ltd., for approximately $455.0 million. The purchase includes all of the worldwide business and assets of the Power Device Division, comprising high volume wafer fabs in Bucheon, South Korea, design and development personnel in Bucheon, and secured services for high volume assembly and test operations for the Power Device Division, and worldwide sales and marketing personnel. The transaction, which will be accounted for as a purchase, is expected to be completed during the fourth quarter of fiscal 1999.

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

RESULTS OF OPERATIONS

         The Company incurred net losses of $9.9 million and $26.1 million for the second quarter and first half of fiscal 1999, respectively, compared to net income of $11.1 million and $24.1 million in the corresponding periods last year. Operating income was $2.9 million for the second quarter of fiscal 1999 as compared to operating income of $30.3 million in the same period last year. Excluding a one-time restructuring charge of $4.5 million, the Company had operating income for the first six months of fiscal 1999 of $1.5 million as compared to operating income of $63.6 million for the same period last year. Fiscal 1999 second quarter and first half operating income includes $0.9 million and $0.8 million, respectively, for the Company's analog and mixed signal operations ("Raytheon" or "Analog") acquired from Raytheon Company in December 1997. The decrease in profitability for both the second quarter and the first six months of fiscal 1999 over the comparable periods last year is primarily attributable to lower trade revenues and corresponding deterioration in margins resulting from soft market conditions, due to excess personal computer inventories in the sales channels and adverse effects on semiconductor demand driven by economic uncertainty in Southeast Asia, and lower contract manufacturing profits due to significantly reduced demand from National Semiconductor ("National"). These factors, prevalent in the first quarter of fiscal 1999, and to a lesser degree in the second quarter of fiscal 1999, have combined to cause excess capacity in the semiconductor industry resulting in price and margin erosion. Excluding depreciation and amortization of $24.1 million and $47.4 million in the second quarter and first half of fiscal 1999, respectively, and $20.3 million and $40.3 million in the comparable periods of fiscal 1998, and one-time charges, earnings before interest, taxes and depreciation and amortization ("EBITDA") were $27.0 million and $48.9 million in the second quarter and first half of fiscal 1999, respectively, compared to $50.6 million and $103.9 million in the comparable periods of fiscal 1998. Excluding Analog, EBITDA was $23.9 million and $43.7 million for the second quarter and first six months of fiscal 1999, respectively. EBITDA is presented because the Company believes that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of the operating performance of the Company, or as an alternative to cash flows as a measure of liquidity.

REVENUES

         The Company's revenues consist of trade sales to unaffiliated customers (90.5% and 89.9% of total revenues in the second quarter and first half of fiscal 1999, respectively, and 79.3% and 79.4% in the comparable periods of fiscal 1998) and revenues from contract manufacturing services provided to National (9.5% and 10.1% of total revenues in the second quarter and first half of fiscal 1999, respectively, and 20.7% and 20.6% in the comparable periods of fiscal 1998). Trade sales decreased 2.1% to $152.0 million in the second quarter of fiscal 1999 compared to $155.3 million in the second quarter of fiscal 1998. However, in the second quarter of fiscal 1999, trade sales increased 12.5% over the first quarter, reflective of an easing of adverse industry market conditions, which have impacted pricing and demand since the second half of fiscal 1998. On a year-to-date basis, trade sales decreased 8.6% to $287.1 million compared to $314.0 million for the comparable period of fiscal 1998. Trade sales for the three and six-month periods ending November 29, 1998 include those of Analog. Excluding Analog, trade sales decreased 13.5% and 19.6%, respectively, for the three and six month periods ending November 29, 1998 over the comparable periods of fiscal 1998. These declines impacted all product groups and are the result of aforementioned industry-wide market softness during the first half of fiscal 1999. Logic, Discrete and Memory trade sales decreased by 15.1%, 3.2% and 26.2%, respectively, in the second quarter of fiscal 1999 over the second quarter of fiscal 1998. For the first six months of fiscal 1999, Logic, Discrete and Memory trade sales decreased by 19.2%, 11.1% and 34.2%, respectively, over the comparable period a year ago.

         Geographically, excluding Analog, 37%, 17% and 46% of trade sales were derived from North America, Europe and Asia/Pacific, respectively, in the second quarter of fiscal 1999, compared to 38%, 22% and 40% in the second quarter of fiscal 1998. Trade sales were down in all regions in the current quarter over the corresponding quarter of the previous year. Trade sales decreased by 11.3%, 34.7% and 3.8% in North America, Europe and Asia/Pacific, respectively. The decline in Europe revenue is driven by soft demand and resulting price competition. The Asia/Pacific region, although down slightly year over year for the second quarter, saw the effects of soft market conditions offset somewhat by the introduction of new products such as DMOS power and CMOS logic and a recent strengthening of the personal computer market. The strengthening of the personal computer market in the second quarter of fiscal 1999 helped to drive North America and Asia/Pacific revenues up 13.5% and 26.8%, respectively, over the first quarter. Europe revenues were down slightly over the first quarter. On a year-to-date basis, 37%, 20% and 43% of trade sales were derived in North America, Europe and Asia/Pacific, respectively, compared to 37%, 20% and 43% in the first half of fiscal 1998. Trade sales in all regions were lower in the first half of fiscal 1999 compared to a year ago. Trade sales decreased 17.4%, 25.1% and 18.7% in North America, Europe and Asia Pacific, respectively, as a result of soft market conditions.

          Contract manufacturing revenues have decreased sharply to $15.9 million in the second quarter of fiscal 1999, compared to $40.5 million in the second quarter of fiscal 1998. On a year-to-date basis, contract manufacturing revenues decreased to $32.1 million, compared to $81.3 million for the comparable period in fiscal 1998. Contract manufacturing revenue includes $5.4 million and $11.6 million of billings, respectively, in the second quarter and first half of fiscal 1999 for committed fixed cost absorption under the Company's manufacturing agreements with National. The aforementioned decreases are reflective of greatly reduced demand from National.

GROSS PROFIT

         Gross profit decreased 39.8% to $35.6 million in the second quarter of fiscal 1999, compared to $59.1 million in the second quarter of fiscal 1998. Excluding Analog, gross trade profit decreased 47.5% in the second quarter of fiscal 1999 over the second quarter of fiscal 1998. As a percentage of trade sales, gross trade profit was 22.1% in the second quarter of fiscal 1999, compared to 32.1% in the second quarter of fiscal 1998. On a year-to-date basis, gross profit decreased 45.2% to $66.0 million for the first half of fiscal 1999, compared to $120.5 million in the first half of fiscal 1998. Excluding Analog, gross trade profit decreased 51.2% in the first half of fiscal 1999 over the first half of fiscal 1998. As a percentage of trade sales, gross trade profit was 21.7% in the first half of fiscal 1999, compared to 32.0% in the first half of fiscal 1998. The decrease in gross trade profit as a percentage of trade sales is due to lower average selling prices, decreased factory utilization resulting from soft market conditions and inefficiencies, particularly in the second quarter of fiscal 1999, due to the start-up of the Company's own shipping and logistics systems (independent of National's), part of its ongoing enterprise system implementation.

         Contract manufacturing gross profit decreased 78.3% and 81.9% in the second quarter and first half of fiscal 1999, respectively, over the corresponding periods in the prior year. As a percentage of contract manufacturing revenue, gross contract manufacturing profits were 12.6% and 11.2% in the second quarter and first half of fiscal 1999, respectively, compared to 22.7% and 24.5% in the comparable periods of fiscal 1998. The decreases in contract manufacturing gross profits as a percent of contract manufacturing revenues result from factory under-utilization driven by reduced demand from National.

RESEARCH AND DEVELOPMENT

         Research and development expenses ("R&D") were $9.1 million, or 6.0% of trade sales, in the second quarter of fiscal 1999, compared to $7.8 million, or 5.0% of trade sales, in the second quarter of fiscal 1998. On a year-to-date basis, R&D was $18.3 million, or 6.4% of trade sales, compared to $14.9 million, or 4.7% of trade sales, for the comparable period of fiscal 1998. The increase in R&D is driven by R&D costs incurred by Analog in fiscal 1999 which the Company did not incur in fiscal 1998. R&D efforts are focused on the Company's growth products: CMOS Logic, DMOS, EEPROM and Analog. In the second quarter and first half of fiscal 1999, R&D expenditures were 8.8% and 9.2% of trade sales, respectively, for these growth products. R&D expenditures for the Company's mature products (Bipolar Logic, Bipolar Discretes and EPROM) were less than 1% of trade sales for both the second quarter and first half of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses ("SG&A") were $23.6 million, or 15.5% of trade sales, in the second quarter of fiscal 1999, compared to $21.0 million, or 13.5% of trade sales, in the second quarter of fiscal 1998. On a year-to-date basis, SG&A expenses were $46.2 million, or 16.1% of trade sales, compared to $42.0 million, or 13.4% of trade sales for the comparable period of fiscal 1998. The increase in SG&A expense is primarily the result of the incremental SG&A expenses of Analog, which the Company did not incur in the second quarter and first half of fiscal 1998.

RESTRUCTURING

         The Company incurred a pre-tax restructuring charge of approximately $4.5 million in the first half of fiscal 1999. The charge consisted of $0.8 million related to non-cash asset impairments and $3.7 million of employee separation costs which are expected to be substantially expended by the end of fiscal 1999.

INTEREST, NET

         Interest, net was $15.2 million and $29.6 million in the second quarter and first half of fiscal 1999, respectively, compared to $13.1 million and $26.4 million in the comparable periods of fiscal 1998. The increase is principally the result of indebtedness incurred to fund the Raytheon acquisition, which occurred in the third quarter of fiscal 1998.

INCOME TAXES

         Income tax (benefit) expense was $(2.4) million and $(6.5) million for the second quarter and first half of fiscal 1999, respectively, compared to $6.1 million and $13.1 million in the second quarter and first half of fiscal 1998. The effective tax rates for the second quarter and first half of fiscal 1999 were 19.8% and 20.0%, respectively, compared to 35.4% and 35.2% in the second quarter and first half of fiscal 1999. The decrease in the effective tax rate is due to the Company's inability to carry-back current year net operating losses due to the short time the Company has operated as a stand-alone entity.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 29, 1998, the Company's cash and cash equivalents balance was $11.2 million, an increase of $4.7 million from May 31, 1998. In addition, the Company had $98.5 million available under its Revolving Credit Facility at November 29, 1998.

         During the six months ended November 29, 1998, the Company's operations used $3.9 million in cash compared to $74.3 million generated from operating activities in the first six months of fiscal 1998. The decrease in cash provided by operating activities reflects a decrease in net income adjusted for noncash items of $50.2 million as well as a decrease in cash flows from changes in operating assets and liabilities of $28.0 million. Cash used in investing activities during the first six months of fiscal 1999 totaled $19.8 million compared to $30.4 million in the first six months of fiscal 1998. Capital expenditures in the first half of fiscal 1999 were being made principally to purchase and install the Company's enterprise-wide information system whereas in the first half of fiscal 1998, capital purchases were being made primarily to increase capacity in the Company's manufacturing facilities. Cash provided by financing activities of $28.4 million for the first six months of fiscal 1999 was the result of net proceeds from the Company's Revolving Credit Facility of $31.5 million and repayments of long-term debt of $3.1 million. Cash used in financing activities of $5.5 million for the first six months of fiscal 1998 was due to repayments of long-term debt.

         On December 21, 1998 the Company signed an agreement to acquire the Power Device Division of Samsung Electronics Co., Ltd. ("Samsung") for approximately $455.0 million in cash. The Company currently intends to fund the purchase price through a combination of additional bank borrowings and the issuance of senior subordinated notes (aggregating approximately $405.0 million), with the remainder provided by private equity investment.

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

         The Company utilizes financial instruments to hedge its overall exposure to the effects of foreign currency and interest rate fluctuations. The Company utilizes short-term forward and option contracts to hedge currency exposure when deemed necessary for expenses denominated in Malaysian ringgit and Philippine peso, as well as revenues denominated in Japanese yen and the major European currencies. The devaluation of several currencies in Southeast Asia against the U.S. dollar and the recent currency restrictions imposed by the Malaysian government have not had, nor does the Company presently expect these events to have, a material adverse effect on the Company's results of operations or financial condition. The Company currently benefits from lower dollar-denominated expenses incurred by its manufacturing operations in Southeast Asia, and the fact that its sales in that region (excluding Japan) are denominated in U.S. dollars. As discussed in greater depth in "Outlook and Business Risks," recent economic developments and the associated currency devaluations have softened demand in that region, thereby negatively affecting the Company's revenues and profitability. Deferred gains from hedging transactions were immaterial to the Company's operating results in the first six months of fiscal 1999 and 1998. The Company does not speculate in these financial instruments.

         On January 1, 1999, 11 of the 15 countries which are members of the European Monetary Union introduced a new currency called the "Euro." The conversion rates between the Euro and the participating nations' currencies were irrevocably fixed on January 1, 1999. Until January 1, 2002, either the Euro or a participating country's present currency (a "national currency") will be accepted as legal currency. The Company has incorporated the necessary changes to its information systems to allow it to conduct business in Euros, the cost of which was not material. While it is not possible to predict the impact the Euro will have on the Company's business or on the economy in general with certainty, management currently does not anticipate that the Euro conversion will have a material adverse impact on the Company's results of operations or financial condition.

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

         The following factors may affect the Company's operating results for fiscal 1999: (i) the potential effect of the Company's substantially leveraged financial condition on its liquidity, its ability to fund capital expenditures, working capital, debt service and research and development and its ability to withstand adverse general economic, market or competitive conditions and developments; (ii) restrictive covenants contained in the Company's debt instruments that could limit its ability to borrow additional funds, dispose of or acquire assets or fund capital expenditures; (iii) the highly cyclical and competitive nature of the semiconductor industry and the potential for continued softness in demand; (iv) the Company's dependence on continued demand for the end-products such as personal computers, telecommunications, automotive, and consumer and industrial electronic goods that incorporate the Company's products; (v) the need to design, develop, manufacture, market and support new products in order to remain competitive in the Company's markets; (vi) the ability to complete the proposed acquisition of the Power Device Division of Samsung, to efficiently integrate the Samsung operations into the Company and the risk of losing customers or employees of the acquired operation; (vii) the Company's dependence on sales to National ; (viii) the Company's dependence on the availability and cost of raw materials used in its products and upon key subcontractors providing it with wafer fabrication, assembly and test services; (ix) the Company's reliance on complex manufacturing processes and its sensitivity to maintaining yields, efficiencies and continuous operations; (x) uncertainties and legal risks associated with the dependence on, and potential disputes concerning, patents and other intellectual property rights; and (xi) foreign currency and other risks associated with operating a global business.

         The industry has been experiencing soft market conditions, which began in the second half of fiscal 1998, due to the Asian financial crisis and an inventory correction in the personal computer market, resulting in excess capacity in the semiconductor industry as a whole. These factors have combined to cause price pressures and reduced demand. There are indications that market conditions are improving, and the Company believes that it reached the bottom of this industry downturn in its first fiscal quarter of 1999. As a result of these improved conditions, the Company's trade revenues in the third quarter of fiscal 1999, while lower when compared to the third quarter of fiscal 1998, are expected to be approximately flat to the second quarter of fiscal year 1999. The Company does not expect to see the typical seasonal sequential downturn in the third quarter and, in addition, the Company expects sequential increases in unit volume and gross profit in its third and fourth quarters of fiscal 1999. No assurance can be given that market conditions will continue to improve (or not deteriorate) in the subsequent periods of fiscal 1999 and beyond.

         In the fourth quarter of fiscal 1998, National informed the Company that its demand would be significantly lower in fiscal 1999 than in fiscal 1998. This has resulted in significantly lower contract manufacturing revenues in the second quarter and first half of fiscal 1999 as compared to the second quarter and first half of fiscal 1998 and will result in substantially lower contract manufacturing revenues throughout fiscal 1999 as compared to fiscal 1998. Such reduced demand has and will continue to negatively impact factory utilization, particularly in the 6-inch fab in South Portland, Maine. National, under the terms of the Asset Purchase Agreement (the "Agreement"), is obligated to purchase an aggregate of $330.0 million of contract manufacturing services during the 39 month period which began March 11, 1997, including a minimum of $90.0 million of contract manufacturing services in fiscal 1999. In addition, National is obligated to cover a contractually agreed-upon amount of fixed costs in the Company's 6-inch fab in South Portland, Maine in fiscal 1999. For the three and six-months ended November 29, 1998, the Company has billed National $5.4 million and $11.6 million, respectively, for committed fixed cost absorption under the Agreement. Despite recent indications that demand from National will increase in the second half of fiscal 1999, the Company does not believe National will meet its revenue commitment in fiscal 1999. In this event, the Agreement requires National to reimburse the Company for unabsorbed fixed costs and lost profit on the revenue shortfall. National has reaffirmed its commitment to remain in compliance with the terms of the Agreement.

         The combination of soft market conditions and reduced demand from National has negatively affected the Company's profitability and EBITDA. While the Company is hopeful that market conditions will continue to improve, resulting in improved factory utilization and EBITDA in the second half of fiscal 1999 over the first half, no assurance can be given that such conditions will improve (or not deteriorate). Should prices, order rates and demand from National not continue to improve during the second half of fiscal 1999 or National not comply with its obligations under the Agreement, the Company may experience no improvement in EBITDA for the second half over the first half of fiscal 1999. Despite improving market conditions, the Company expects substantially lower EBITDA in fiscal 1999 as compared to fiscal 1998.

         On December 21, 1998, the Company announced it had reached an agreement to acquire the Power Device Division of Samsung (the "Business") for approximately $455.0 million in cash. The Power Device Division includes a broad portfolio of standard linear products, power switch devices, IGBT, high-voltage DMOS and bipolar products, small signal transistors, motor control IC's and power MOSFETs. The transaction, which is expected to be completed during the fourth quarter of fiscal 1999, will be accounted for as a purchase. While the Company expects to recognize special charges related to certain acquisition and related expenses during its fourth fiscal quarter of 1999, the amount of such charges and their impact on the Company's operating results have yet to be determined. The Company believes that its products, technologies and capabilities and those of the Business are largely complementary, and that the operations of the Business are compatible with the Company's existing operations. However, higher leverage resulting from the acquisition may have an unfavorable impact on future operating results if the Company encounters unforeseen obstacles, or is unable to successfully execute its integration plan.

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

         In the fourth quarter of fiscal 1997, the Company commenced its enterprise software system implementation project for the purpose of separating from National's business systems. The system, which became operational for several of the Company's critical business processes in the first half of fiscal 1999, is year 2000 compliant. Additional modules of the system are scheduled to be implemented throughout fiscal 1999. The Company's business is dependent upon its information systems as an integral part of all major business processes. Additionally, internal resources have been redeployed to identify, test and correct year 2000 problems in other systems throughout the Company, including those systems embedded in the Company's machinery and equipment. Identification of systems and equipment that are not year 2000 compliant has been completed. The Company is also reviewing the year 2000 readiness and compliance of its principal suppliers of products and services, in order to identify and assess any negative impacts that such non-compliances could have on the Company. In addition, the Company is working with its customers to identify potential year 2000 issues with its products. To date, no issues have been identified. Management expects that its assessments will be completed by March 31, 1999. During the second quarter and first half of fiscal 1999 and the comparable periods of fiscal 1998, incremental amounts incurred and charged to expense to identify, test and correct such other year 2000 problems were immaterial to the financial statements. Future incremental expenditures are currently estimated to be approximately $1.0 million, the majority of which should be incurred before the end of fiscal 1999. Although management believes the Company's systems will be year 2000 compliant, the failure of the Company's suppliers and customers to address the year 2000 issue could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which the Company has not yet estimated. The Company is not actively engaged in preparing contingency plans in the event that key suppliers or customers fail to become year 2000 compliant. However, the Company, in the ordinary course of business, seeks to expand its customer base to lessen dependence on any one customer for a significant portion of its revenues, and seeks second sources of supply for its key products and services where appropriate.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. Management believes there is no litigation pending that could have a material adverse effect on its results of operations or its financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    EXHIBITS

                27   Financial Data Schedule

         B)   REPORTS ON FORM 8-K

              FSC Semiconductor Corporation filed no reports on Form 8-K during the quarter ended November 29, 1998.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FSC Semiconductor Corporation


 Date:  January 11, 1999            By: /s/ Joseph R. Martin
                                        -------------------------
                                        Joseph R. Martin
                                        Executive Vice President, Finance
                                        Chief Financial Officer

                                        (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)