Form 10-Q
period 1999-02-28
FSC SEMICONDUCTOR CORP
filed 1999-04-13
CIK 1036960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________.


                        Commission File Number: 333-26897


                         FSC SEMICONDUCTOR CORPORATION
                         -----------------------------
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

The number of shares outstanding of the issuer's classes of common stock as of the close of business on March 31, 1999:

         Title of Each Class                              Number of Shares
         -------------------                              ----------------
Class A Common Stock; $0.01 par value                        29,562,160
Class B Common Stock; $0.01 par value                        33,376,000

                 FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

                                                                                      PAGE
                                                                                      ----
Item 1   Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited)
                for the Three and Nine Months Ended February 28, 1999 and
                March 1, 1998                                                           3

          Condensed Consolidated Balance Sheets as of February 28, 1999
                (Unaudited) and May 31, 1998                                            4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                for the Nine Months Ended February 28, 1999 and
                March 1, 1998                                                           5

          Notes to Condensed Consolidated Financial Statements
                (Unaudited)                                                             6


Item 2   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               7


PART II.  OTHER INFORMATION

Item 1   Legal Proceedings                                                              14

Item 6   Exhibits and Reports on Form 8-K                                               14

SIGNATURE                                                                               15


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (IN MILLIONS)  (UNAUDITED)



                                                      Three Months Ended       Nine Months Ended
                                                    ----------------------  ----------------------
                                                    February 28,  March 1,  February 28,  March 1,
                                                       1999         1998        1999        1998
                                                    ------------  --------  ------------  --------
Revenue:
  Net sales--trade                                     $147.0      $165.1      $434.1      $479.1
  Contract manufacturing--National Semiconductor         22.4        41.5        54.5       122.8
                                                    ------------  --------  ------------  --------
    Total revenue                                       169.4       206.6       488.6       601.9

Operating expenses:
  Cost of sales                                         111.5       116.0       336.2       329.4
  Cost of contract manufacturing--National
    Semiconductor                                        16.9        30.9        45.4        92.3
  Research and development                                9.6         9.8        27.9        24.7
  Selling, general and administrative                    22.3        24.6        68.5        66.6
  Purchased in-process research and development            --        15.5          --        15.5
  Restructuring                                           2.7          --         7.2          --
                                                    ------------  --------  ------------  --------
    Total operating expenses                            163.0       196.8       485.2       528.5
                                                    ------------  --------  ------------  --------

Operating income                                          6.4         9.8         3.4        73.4

Interest, net                                            15.1        14.7        44.7        41.1
                                                    ------------  --------  ------------  --------
Income (loss) before income taxes and cumulative
  effect of change in accounting principle               (8.7)       (4.9)      (41.3)       32.3

Provision (benefit) for income taxes                      2.4        (2.7)       (4.1)       10.4
                                                    ------------  --------  ------------  --------
Income (loss) before cumulative effect of change
  in accounting principle                               (11.1)       (2.2)      (37.2)       21.9
Cumulative effect of change in accounting
  principle, net of tax effect of $0.8 million             --        (1.5)         --        (1.5)
                                                    ------------  --------  ------------  --------
Net income (loss)                                      $(11.1)     $ (3.7)     $(37.2)     $ 20.4
                                                    ------------  --------  ------------  --------
                                                    ------------  --------  ------------  --------

     See accompanying notes to condensed consolidated financial statements.

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

                                              (Unaudited)
                                              February 28,     May 31,
                                                  1999           1998
                                              ------------     -------
ASSETS
Current assets:
  Cash and cash equivalents                     $   5.4        $   6.5
  Receivables, net                                101.5           75.0
  Inventories                                     105.6          108.0
  Other current assets                             19.7           20.0
                                                -------        -------
      Total current assets.                       232.2          209.5

Property, plant and equipment                     305.9          342.9
Deferred income taxes                              25.3           21.4
Intangible assets, net                             29.0           31.5
Other assets                                       31.1           30.4
                                                -------        -------
      Total assets                              $ 623.5        $ 635.7
                                                -------        -------
                                                -------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term borrowings and current portion
    of long-term debt                           $  35.5        $  13.2
  Accounts payable                                 79.1           75.4
  Accrued expenses and other current
    liabilities                                    56.0           55.9
                                                -------        -------
      Total current liabilities                   170.6          144.5

Long-term debt, less current portion              524.5          526.7
Other liabilities                                   1.7            0.6
                                                -------        -------
      Total liabilities                           696.8          671.8

Redeemable preferred stock                         87.7           80.5

Commitments and contingencies

Stockholders' equity (deficit):
  Class A common stock                              0.3            0.3
  Class B common stock                              0.3            0.3
  Additional paid-in capital                        9.5            9.5
  Accumulated deficit                            (171.1)        (126.7)
                                                -------        -------
      Total stockholders' equity (deficit)       (161.0)        (116.6)
                                                -------        -------
      Total liabilities and stockholders'
        equity (deficit)                        $ 623.5        $ 635.7
                                                -------        -------
                                                -------        -------

     See accompanying notes to condensed consolidated financial statements.

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (IN MILLIONS)  (UNAUDITED)


                                                                 Nine Months Ended
                                                               ----------------------
                                                               February 28,  March 1,
                                                                  1999         1998
                                                               ------------  --------
Cash flows from operating activities:                          $   (37.2)    $ 20.4
Net income (loss)
   Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
   Cumulative effect of change in accounting principle               --         1.5
   Depreciation and amortization                                    72.1       62.5
   Restructing charges, net of cash expended                         3.3         --
   Non-cash interest expense                                         7.8        7.3
   Purchased in-process research and development                     --        15.5
   Loss on disposal of property, plant and equipment                 0.2        0.7
   Deferred income taxes                                            (4.0)      (0.8)
Changes in operating assets and liabilities, net:
   Accounts receivable                                             (26.5)       6.9
   Inventories                                                       2.4      (12.9)
   Prepaid expenses and other current assets                         0.4        2.5
   Current liabilities                                               3.2        5.0
   Other assets and liabilities                                     (1.7)       0.1
                                                               ----------    -------
                Cash provided by operating activities               20.0      108.7
                                                               ----------    -------

Cash flows from investing activities:
   Capital expenditures                                            (31.5)     (49.3)
   Proceeds from sale of property, plant and equipment               1.0         --
   Purchase of molds and tooling                                    (2.9)      (4.2)
   Purchase of Raytheon Semiconductor, Inc.,
     net of cash acquired                                            --      (116.8)
                                                               ----------    -------
                Cash used in investing activities                  (33.4)    (170.3)
                                                               ----------    -------

Cash flows from financing activities:
   Proceeds from revolving credit facility, net                     21.6         --
   Issuance of long-term debt                                        --        90.0
   Repayment of long-term debt                                      (9.3)     (55.6)
   Debt issuance costs                                               --        (1.1)
                                                               ----------    -------
                Cash provided by financing activities               12.3       33.3
                                                               ----------    -------

Net change in cash and cash equivalents                             (1.1)     (28.3)
Cash and cash equivalents at beginning of period                     6.5       40.7
                                                               ----------    -------
Cash and cash equivalents at end of period                     $     5.4    $  12.4
                                                               ----------    -------
                                                               ----------    -------


          See accompany notes to condensed consolidated financial statements.

FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION

         The Condensed Consolidated Balance Sheets of FSC Semiconductor Corporation (the "Company") as of February 28, 1999 and May 31, 1998, the Condensed Consolidated Statements of Operations for the three and nine month periods ended February 28, 1999 and March 1, 1998 and the Condensed Consolidated Statements of Cash Flows for the nine month periods ended February 28, 1999 and March 1, 1998 were prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations of the Company. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1998.

         Certain prior period amounts have been reclassified to conform to their current presentation.

NOTE 2 - INVENTORIES

The components of inventories are as follows:



                                           February 28,           May 31,
                                              1999                 1998
                                          ------------          --------
                                                      (In millions)
          Raw materials                      $  8.6                $ 13.0
          Work in process                      75.3                  69.5
          Finished goods                       21.7                  25.5
                                             ------                ------
              Total inventories              $105.6                $108.0
                                             ------                ------
                                             ------                ------



NOTE 3 - RESTRUCTURING CHARGES

         In the first quarter of fiscal 1999, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a pre-tax restructuring charge of approximately $4.5 million. The restructuring charge consisted of $0.8 million related to non-cash asset impairments and $3.7 million of employee separation costs. The charge for employee separation arrangements provided for the termination and other severance costs associated with the approximately 600 salaried, hourly and temporary employees severed as a result of this action, a reduction of approximately 10% of the Company's payroll.

         In the third quarter of fiscal 1999, the Company recorded a pre-tax restructuring charge of approximately $2.7 million related to the transfer of all assembly and test work performed at its Mountain View, California facility to its Penang, Malaysia facility. The charge consisted of $1.9 million of non-cash asset write-offs and $0.8 million primarily for severance and other benefits for 54 employees terminated as a result of the transfer.

NOTE 4 - SUBSEQUENT EVENT - FACILITY CLOSURE

         On March 31, 1999, the Company agreed to sell its Mountain View, California facility for approximately $35.0 million. The sale price is subject to (i) a $1.0 million deposit, which is nonrefundable if the sale of the property is not consummated by April 19, 1999 for reasons other than a title defect; (ii) a $3.5 million holdback which will be paid to the Company unless the city council rejects the buyer's application to increase its building density from 35% to 50%; and (iii) a $0.5 million deposit which will be placed into an escrow account and will be released to the Company upon the demolition of the existing structures on the property. At closing, which is expected by the end of April 1999, the Company expects to receive approximately $30.2 million (excluding the $0.5 million in escrow) after deducting closing costs, contingency holdbacks, commissions and other fees and expenses.

         In connection with the sale of the Mountain View facility, on April 2, 1999 the Company announced the transfer of all wafer production to its South Portland, Maine facility. The transfer is expected to be complete by the end of the 1999 calendar year. Net of a gain on the sale of land and building of approximately $4.2 million, the Company will record a one-time charge for severance, equipment write-offs and other costs related to the transfer of approximately $8.3 million in the fourth quarter of fiscal 1999.

NOTE 5 - SUBSEQUENT EVENT - ACQUISITION

         On December 20, 1998, the Company entered into an agreement to acquire the Power Device Business of Samsung Electronics Co., Ltd., for approximately $455.0 million. The purchase includes substantially all of the worldwide business and assets of the Power Device Business, comprising high volume wafer fabs in Bucheon, South Korea, design and development personnel in Bucheon, secured services for high volume assembly and test operations for the Power Device Business, and worldwide sales and marketing personnel. The transaction, which will be accounted for as a purchase, is expected to be completed by the end of April, 1999.

         In connection with the pending acquisition, on April 13, 1999 the Company refinanced all of its existing senior credit facilities with the proceeds from new senior term facilities of $310.0 million. The excess proceeds, together with the net proceeds from the Company's $300.0 million senior subordinated notes issued on April 7, 1999 and a $50.0 million subordinated PIK note from Citicorp Mezzanine Partners, L.P., will be used to finance the purchase price and related fees and expenses of the acquisition.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION



Cash paid for:
    Income taxes                       $ 2.1              $ 8.3
                                       -----              -----
                                       -----              -----
    Interest                           $27.9              $24.5
                                       -----              -----
                                       -----              -----



         For the nine-month periods ended February 28, 1999 and March 1, 1998, the Company accumulated dividends on the redeemable preferred stock of approximately $7.2 million and $6.5 million, respectively. The accumulated dividends were recorded as an increase to the carrying value of the redeemable preferred stock and accumulated deficit.

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

RESULTS OF OPERATIONS

         The Company incurred net losses of $11.1 million and $37.2 million for the third quarter and first nine months of fiscal 1999, respectively, compared to a net loss of $3.7 million and net income of $20.4 million in the corresponding periods last year. Net losses for the third quarter and first nine months of fiscal

1999 include pre-tax restructuring charges of $2.7 million and $7.2 million, respectively. The corresponding periods in fiscal 1998 include both a non-recurring pre-tax charge of $15.5 million for the write-off of purchased in-process research and development associated with the acquisition of Raytheon Semiconductor, Inc. ("Raytheon" or "Analog") in December 1997 and an after-tax charge of $1.5 million for the cumulative effect of a change in accounting principle.

         Operating income was $6.4 million for the third quarter of fiscal 1999 as compared to operating income of $9.8 million in the same period last year. Excluding restructuring and other non-recurring charges, the Company had operating income of $9.1 million and $25.3 million in the third quarter of fiscal years 1999 and 1998, respectively, and $10.6 million and $88.9 million for the first nine months of fiscal 1999 and 1998, respectively. Operating income for the third quarter and first nine months of fiscal 1999 includes operating losses of $1.1 million and $0.3 million, respectively, for Analog. The decrease in profitability in the third quarter of fiscal 1999 over the comparable period a year ago is primarily driven by lower trade revenues and margins as a result of declining prices, and lower contract manufacturing profits due to reduced demand from National Semiconductor ("National"). The decrease in profitability in the first nine months of fiscal 1999 over the comparable period last year is primarily attributable to lower trade revenues and corresponding deterioration in margins resulting from soft market conditions, due to excess personal computer inventories in the sales channels and adverse effects on semiconductor demand driven by economic uncertainty in Southeast Asia, and lower contract manufacturing profits due to significantly reduced demand from National.

         Excluding depreciation and amortization of $24.7 million and $72.1 million in the third quarter and first nine months of fiscal 1999, respectively, and $22.2 million and $62.5 million in the comparable periods of fiscal 1998, and restructuring and other non-recurring charges, earnings before interest, taxes and depreciation and amortization ("EBITDA") were $33.8 million and $82.7 million in the third quarter and first nine months of fiscal 1999, respectively, compared to $47.5 million and $151.4 million in the comparable periods of fiscal 1998. EBITDA is presented because the Company believes that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of the operating performance of the Company, or as an alternative to cash flows as a measure of liquidity.

REVENUES

         The Company's revenues consist of trade sales to unaffiliated customers (86.8% and 88.8% of total revenues in the third quarter and first nine months of fiscal 1999, respectively, and 79.9% and 79.6% in the comparable periods of fiscal 1998) and revenues from contract manufacturing services provided to National (13.2% and 11.2% of total revenues in the third quarter and first nine months of fiscal 1999, respectively, and 20.1% and 20.4% in the comparable periods of fiscal 1998). Trade sales decreased 11.0% to $147.0 million in the third quarter of fiscal 1999 compared to $165.1 million in the third quarter of fiscal 1998. Trade sales for the third quarter of fiscal 1999 were only down slightly from the second quarter, primarily the result of the seasonality of our business. We continue to see improvement to the adverse industry market conditions, which have impacted pricing and demand since the second half of fiscal 1998. On a year-to-date basis, trade sales decreased 9.4% to $434.1 million compared to $479.1 million for the comparable period of fiscal 1998. Trade sales for the first nine months of fiscal 1999 include those of Analog, while the comparable period in fiscal 1998 includes only two months. Excluding Analog's trade sales for the non-comparable periods, trade sales decreased 17.5% for the nine month period ending February 28, 1999 over the same period a year ago. Sales declines impacted all product groups. Logic, Discrete and Memory trade sales decreased by 13.0%, 5.4% and 31.4%, respectively, in the third quarter of fiscal 1999 over the third quarter of fiscal 1998. For the first nine months of fiscal 1999, Logic, Discrete and Memory trade sales decreased by 17.2%, 9.1% and 33.3%, respectively, over the comparable period a year ago.

         Geographically, 33%, 19% and 48% of trade sales were derived from North America, Europe and Asia/Pacific, respectively, in the third quarter of fiscal 1999, compared to 35%, 23% and 42% in the third quarter of fiscal 1998. Trade sales were down in all regions in the current quarter over the corresponding quarter of the previous year. Trade sales decreased by 17.4%, 25.2% and 2.3% in North America, Europe and Asia/Pacific, respectively. North American decreases can be attributed to a combination of soft demand, particularly in the distribution channel, and price competition. North American revenues were also down from the second quarter of fiscal 1999 resulting largely from seasonality, particularly in the personal computer market. Europe's decline is more specific to pricing, particularly in the telecommunications sector. The Asia/Pacific region, down only slightly year over year, continues its recovery. Strengthening in the Asian personal computer market and market share gains, particularly in Japan, during the third quarter of fiscal 1999 helped to drive Asia/Pacific revenues up 8.1% over the second quarter. On a year-to-date basis, 35%, 20% and 45% of trade sales were derived in North America, Europe and Asia/Pacific, respectively, compared to 36%, 21% and 43% in the first nine months of fiscal 1998. Trade sales in all regions were lower in the first nine months of fiscal 1999 compared to a year ago. Trade sales decreased 17.4%, 25.1% and 11.6% in North America, Europe and Asia Pacific, respectively.

          Contract manufacturing revenues decreased sharply to $22.4 million in the third quarter of fiscal 1999, compared to $41.5 million in the third quarter of fiscal 1998. On a year-to-date basis, contract manufacturing revenues decreased to $54.5 million from $122.8 million for the comparable period in fiscal 1998. Contract manufacturing revenue includes $4.2 million and $15.8 million of billings, recorded in the third quarter and first nine months of fiscal 1999, respectively, under the fixed cost recovery and guaranteed annual revenue provisions of the Company's manufacturing agreements with National. The aforementioned decreases are reflective of greatly reduced demand from National.

GROSS PROFIT

         Gross profit decreased 31.3% to $41.0 million in the third quarter of fiscal 1999, compared to $59.7 million in the third quarter of fiscal 1998. As a percentage of trade sales, gross trade profit was 24.1% in the third quarter of fiscal 1999, compared to 29.7% in the third quarter of fiscal 1998. On a year-to-date basis, gross profit decreased 40.6% to $107.0 million, compared to $180.2 million in the first nine months of fiscal 1998. As a percentage of trade sales, gross trade profit for the first nine months of fiscal 1999 was 22.6% compared to 31.2% in the same period of fiscal 1998. The decrease in gross trade profit as a percentage of trade sales in the third quarter of fiscal 1999 from the third quarter of fiscal 1998 is due primarily to lower average selling prices. The decrease in the first nine months of fiscal 1999 over the comparable period of fiscal 1998 is due to lower average selling prices and decreased factory utilization, particularly in the first half of fiscal 1999, resulting from soft market conditions. The Company also experienced inefficiencies, particularly in the second quarter of fiscal 1999, due to the start-up of its own shipping and logistics systems (independent of National's), part of its ongoing enterprise system implementation.

         Contract manufacturing gross profit decreased 48.1% and 70.2% in the third quarter and first nine months of fiscal 1999, respectively, over the corresponding periods in the prior year. As a percentage of contract manufacturing revenue, gross contract manufacturing profits were 24.6% and 16.7% in the third quarter and first nine months of fiscal 1999, respectively, compared to 25.5% and 24.8% in the comparable periods of fiscal 1998. The decreases in contract manufacturing gross profits as a percent of contract manufacturing revenues result from factory under-utilization driven by reduced demand from National.

RESEARCH AND DEVELOPMENT

         Research and development expenses ("R&D") were $9.6 million, or 6.5% of trade sales, in the third quarter of fiscal 1999, compared to $9.8 million, or 5.9% of trade sales, in the third quarter of fiscal 1998. On a year-to-date basis, R&D was $27.9 million, or 6.4% of trade sales, compared to $24.7 million, or 5.2% of trade sales, for the comparable period of fiscal 1998. The decrease in the third quarter of fiscal 1999 from the third quarter of fiscal 1998 is due to reprioritizing projects in light of the Company's performance. The increase in year-to-date R&D expenditures is driven by R&D costs incurred by Analog in fiscal 1999. Only two months of R&D for Analog was recorded in the first nine months of fiscal 1998. R&D efforts are focused on the Company's growth products:
CMOS Logic, DMOS, EEPROM and Analog. In the third quarter and first nine months of fiscal 1999, R&D expenditures were 8.7% and 9.0% of trade sales, respectively, for these growth products. R&D expenditures for the Company's mature products (Bipolar Logic, Bipolar Discretes and EPROM) were less than 1% of trade sales for both the third quarter and first nine months of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative ("SG&A") expenses were $22.3 million, or 15.2% of trade sales, in the third quarter of fiscal 1999, compared to $24.6 million, or 14.9% of trade sales, in the third quarter of fiscal 1998. On a year-to-date basis, SG&A expenses were $68.5 million, or 15.8% of trade sales, compared to $66.6 million, or 13.9% of trade sales for the comparable period of fiscal 1998. The decrease in SG&A expenses in the third quarter of fiscal 1999 from the third quarter of fiscal 1998 is due to cost reduction activities and lower selling expenses due to lower sales. The increase in year-to-date SG&A expenses is primarily the result of the incremental SG&A expenses of Analog. Only two months of SG&A expenses for Analog were recorded in the comparable period of fiscal 1998.

RESTRUCTURING

         The Company incurred a pre-tax restructuring charge of approximately $4.5 million in the first quarter of fiscal 1999 in connection with management's plan to reduce costs and improve operating efficiencies. The charge consisted of $0.8 million related to non-cash asset impairments and $3.7 million of employee separation costs. During the third quarter of fiscal 1999, the Company recorded a charge of $2.7 million in connection with the transfer of all assembly and test activities related to its Analog and Mixed Signal product lines from its Mountain View, California facility to its Penang, Malaysia facility or to subcontractors. The charge consisted of $1.9 million of non-cash asset write-offs and $0.8 million of employee separation costs that were substantially paid during the third quarter of fiscal 1999.

INTEREST, NET

         Interest, net was $15.1 million and $44.7 million in the third quarter and first nine months of fiscal 1999, respectively, compared to $14.7 million and $41.1 million in the comparable periods of fiscal 1998. The increases are principally the result of indebtedness incurred to fund the Raytheon acquisition, which occurred in the third quarter of fiscal 1998.

INCOME TAXES

         Income tax expense (benefit) was $2.4 million and $(4.1) million for the third quarter and first nine months of fiscal 1999, respectively, compared to $(2.7) million and $10.4 million in the third quarter and first nine months of fiscal 1998. The effective tax rate for the first nine months of fiscal 1999 was 10% compared to 32% in the comparable period last year. The reduction in the Company's effective tax rate, down from 20% at the end of the second quarter of fiscal 1999, primarily results from the Company's year-to-date loss and its inability to carry-back current year net operating losses due to the short time the Company has operated as a stand-alone entity.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 1999, the Company's cash and cash equivalents balance was $5.4 million, a decrease of $1.1 million from May 31, 1998. In addition, the Company had $108.4 million available under its Revolving Credit Facility at February 28, 1999.

         During the nine months ended February 28, 1999, the Company's operations generated $20.0 million in cash compared to $108.7 million generated in the first nine months of fiscal 1998. The decrease in cash provided by operating activities reflects a decrease in net income adjusted for noncash items of $64.9 million as well as a decrease in cash flows from changes in operating assets and liabilities of $23.8 million. Cash used in investing activities during the first nine months of fiscal 1999 totaled $33.4 million compared to $170.3 million in the first nine months of fiscal 1998. During the third quarter of fiscal 1998, the Company completed its purchase of Raytheon for approximately $116.8 million, net of cash acquired. Capital expenditures in the first nine months of fiscal 1999 and fiscal 1998, respectively, were being made principally to purchase and install the Company's enterprise-wide information system and to increase capacity in the Company's assembly and test facilities. Cash provided by financing activities of $12.3 million for the first nine months of fiscal 1999 was the result of net proceeds from the Company's Revolving Credit Facility of $21.6 million and repayments of long-term debt of $9.3 million. Cash provided by financing activities of $33.3 million for the first nine months of fiscal 1998 was primarily the result of borrowings used to fund the acquisition offset by repayments of long-term debt.

         On December 20, 1998 the Company signed an agreement to acquire the Power Device Business of Samsung Electronics Co., Ltd. ("Samsung") for approximately $455.0 million in cash less certain adjustments. The Company will fund the purchase price through a combination of additional bank borrowings and the issuance of senior subordinated notes (aggregating approximately $405.0 million), with the remainder provided by a $50.0 million subordinated PIK note from Citicorp Mezzanine Partners, L.P.

         The Company expects that its existing cash together with funds available from its amended Senior Credit Facilities and funds generated from operations will be sufficient to meet its anticipated operating requirements and to fund its research and development and capital expenditures for the next twelve months.

         The Company utilizes financial instruments to hedge its overall exposure to the effects of foreign currency and interest rate fluctuations. The Company utilizes short-term forward and option contracts to hedge currency exposure when deemed necessary for expenses denominated in Malaysian ringgit and Philippine peso, as well as revenues denominated in Japanese yen and the major European currencies. Deferred gains and losses from hedging transactions were immaterial to the Company's operating results in the first nine months of fiscal 1999 and 1998. The Company does not speculate in these financial instruments.

         On January 1, 1999, 11 of the 15 countries, which are members of the European Monetary Union, introduced a new currency called the "Euro." The conversion rates between the Euro and the participating nations' currencies were irrevocably fixed on January 1, 1999. Until January 1, 2002, either the Euro or a participating country's present currency (a "national currency") will be accepted as legal currency. The Company has incorporated the necessary changes to its information systems to allow it to conduct business in Euros, the cost of which was not material. While it is not possible to predict the impact the Euro will have on the Company's business or on the economy in general with certainty, management currently does not anticipate that the Euro conversion will have a material adverse impact on the Company's results of operations or financial condition.

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

         The following factors may affect the Company's operating results for fiscal 1999: (i) the potential effect of the Company's substantially leveraged financial condition on its liquidity, its ability to fund capital expenditures, working capital, debt service and research and development and its ability to withstand adverse general economic, market or competitive conditions and developments; (ii) restrictive covenants contained in the Company's debt instruments that could limit its ability to borrow additional funds, dispose of or acquire assets or fund capital expenditures; (iii) the highly cyclical and competitive nature of the semiconductor industry and the potential for continued softness in demand; (iv) the Company's dependence on continued demand for the end-products such as personal computers, telecommunications, automotive, and consumer and industrial electronic goods that incorporate the Company's products; (v) the need to design, develop, manufacture, market and support new products in order to remain competitive in the Company's markets; (vi) the ability to complete the proposed acquisition of the Power Device Business of Samsung, to efficiently integrate the Power Device Business operations into the Company and the risk of losing customers or employees of the acquired operation; (vii) the Company's dependence on sales to National ; (viii) the Company's dependence on the availability and cost of raw materials used in its products and upon key subcontractors providing it with wafer fabrication, assembly and test services; (ix) the Company's reliance on complex manufacturing processes and its sensitivity to maintaining yields, efficiencies and continuous operations; (x) the Company's ability to successfully execute on the transfer of wafer manufacturing processes from its Mountain View facility to its South Portland facility without negatively impacting yields and customer service; (xi) uncertainties and legal risks associated with the dependence on, and potential disputes concerning, patents and other intellectual property rights; and (xii) foreign currency and other risks associated with operating a global business.

         Market conditions have generally been improving since the first quarter of fiscal 1999. Despite improving market conditions, prices have remained soft as the industry continues to cope with excess capacity, although the Company is seeing a trend toward firming prices in certain product segments. As a result, the Company expects to see the normal seasonal upturn in trade sales in the fourth quarter, with moderate growth in trade sales, driven primarily by higher unit volume, over the comparable quarter a year ago. However, trade sales in fiscal 1999 will be lower than fiscal 1998. No assurance can be given that market conditions will continue to improve in the subsequent periods of fiscal 1999 and beyond.

         In the fourth quarter of fiscal 1998, National informed the Company that its demand would be significantly lower in fiscal 1999 than in fiscal 1998. This has resulted in significantly lower contract manufacturing revenues in the third quarter and first nine months of fiscal 1999 as compared to the comparable periods of fiscal 1998 and will result in substantially lower contract manufacturing revenues throughout fiscal 1999 as compared to fiscal 1998. Such reduced demand negatively impacted factory utilization, particularly in the 6-inch fab in South Portland, Maine. National, under the terms of the Asset Purchase Agreement (the "Agreement"), is obligated to purchase an aggregate of $330.0 million of contract manufacturing services during the 39 month period which began March 11, 1997, including a minimum of $90.0 million of contract manufacturing services in fiscal 1999. In addition, National is obligated to cover a contractually agreed-upon amount of fixed costs in the Company's 6-inch fab in South Portland, Maine in fiscal 1999. Although demand from National has recently increased, the Company does not believe National will meet its revenue commitment in fiscal 1999. In this event, the Agreement requires National to reimburse Fairchild for unabsorbed fixed costs and lost profit on the revenue shortfall. The Company recorded revenues of $4.2 million in the third quarter to recognize a portion of the projected shortfall. National paid $1.2 million to the Company during the third quarter as a partial payment on the shortfall.

         On March 31, 1999, the Company agreed to sell its Mountain View, California facility for approximately $35.0 million. In conjunction with the sale, the Company announced the transfer of all wafer production at the facility, wholly supporting Analog and Mixed Signal products, to its facility in South Portland, Maine. The transfer is expected to be complete by the end of the 1999 calendar year. Net of a gain on sale of approximately $4.2 million, the Company will record a one-time charge for severance, equipment write-offs and other related costs of approximately $8.3 million in the fourth quarter of fiscal 1999.

         The combination of soft market conditions, particularly in the first half of fiscal 1999, and reduced demand from National, has negatively affected the Company's profitability and EBITDA. While the Company is hopeful that market conditions will continue to improve, resulting in improved revenue, factory utilization and EBITDA (excluding one-time charges) in the fourth quarter of fiscal 1999 over the third quarter, no assurance can be given that such conditions will improve. Should prices, order rates and demand from National not continue to improve during the fourth quarter of fiscal 1999 or National not comply with its obligations under the Agreement, the Company may experience no improvement in EBITDA (excluding one-time charges) in the fourth quarter over the third quarter of fiscal 1999. Despite improving market conditions, the Company expects substantially lower EBITDA in fiscal 1999 as compared to fiscal 1998.

         On December 20, 1998, the Company announced it had reached an agreement to acquire the Power Device Business (the "Business") of Samsung Electronics for approximately $455.0 million in cash. The Business includes a broad portfolio of standard linear products, power switch devices, IGBT, high-voltage DMOS and bipolar products, small signal transistors, motor control IC's and power MOSFETs. The transaction, which is expected to be completed by the end of April, will be accounted for as a purchase. The final allocation of the aggregate purchase price is contingent upon studies and valuations which have not yet been completed. However, the results of these studies and valuations will result in fair value allocations to assets, including an amount allocated to in-process research and development, which amount will be immediately expensed upon consummation of the Acquisition. The Company believes that its products, technologies and capabilities and those of the Business are largely complementary, and that the operations of the Business are compatible with the Company's existing operations. However, increased indebtedness resulting from the acquisition may have an unfavorable impact on future operating results if the Company encounters unforeseen obstacles, or is unable to successfully execute its integration plan.

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

         In the fourth quarter of fiscal 1997, the Company commenced its enterprise software system implementation project for the purpose of separating from National's business systems. The system, which became operational for several of the Company's critical business processes in the first quarter of fiscal 1999, is year 2000 compliant. Additional modules of the system are scheduled to be implemented throughout fiscal 1999. The Company's business is dependent upon its information systems as an integral part of all major business processes. Additionally, internal resources have been redeployed to identify, test and correct year 2000 problems in other systems throughout the Company, including those systems embedded in the Company's machinery and equipment. Identification of systems and equipment that are not year 2000 compliant has been completed. The Company is also reviewing the year 2000 readiness and compliance of its principal suppliers of products and services, in order to identify and assess any negative impacts that such non-compliances could have on the Company. In addition, the Company is working with its customers to identify potential year 2000 issues with its products. To date, no issues have been identified. Management expects that its assessments will be completed by April 30, 1999. During the first nine months of fiscal 1999 and the comparable periods of fiscal 1998, incremental amounts incurred and charged to expense to identify, test and correct such other year 2000 problems were immaterial to the financial statements. Future incremental expenditures are currently estimated to be approximately $1.0 million, the majority of which should be incurred within the next six months. Although management believes the Company's systems will be year 2000 compliant, the failure of the Company's suppliers and customers to address the year 2000 issue could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which the Company has not yet estimated. The Company is not actively engaged in preparing contingency plans in the event that key suppliers or customers fail to become year 2000 compliant. However, the Company, in the ordinary course of business, seeks to expand its customer base to lessen dependence on any one customer for a significant portion of its revenues, and seeks second sources of supply for its key products and services where appropriate.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. Management believes there is no litigation pending that could have a material adverse effect on its results of operations or its financial condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)   EXHIBITS

              27  Financial Data Schedule

         B)   REPORTS ON FORM 8-K

              1. On December 23, 1998, FSC Semiconductor Corporation filed a Form 8-K to disclose Fairchild Semiconductor Corporation's agreement to purchase the Power Device Business of Samsung Electronics Co., Ltd.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FSC Semiconductor Corporation


    Date:  April 13, 1999            By:  /s/ Joseph R. Martin
                                        ----------------------------------
                                             Joseph R. Martin
                                        Executive Vice President, Finance
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)