Form 10-K/A
period 1998-05-31
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 1999-07-30
CIK 1036960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
                      (FKA FSC SEMICONDUCTOR CORPORATION)
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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This amended form 10-K for the fiscal year ended May 31, 1998 is being filed to include Schedule I-- Condensed Financial Information of Registrant in Item 14, which schedule was omitted from the original filing.

                             CHANGE OF COMPANY NAME

    On June 28, 1999, FSC Semiconductor Corporation changed its name to Fairchild Semiconductor International, Inc. For the purpose of this form 10-K/A, the company continues to be referred to by its former name of FSC Semiconductor Corporation.

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

                 FSC SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN MILLIONS)

                                                                                                       YEAR ENDED
                                                                                                      MAY 31, 1998
                                                                                                      -------------
Cash flows from operating activities:
  Net income........................................................................................    $    20.6
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred compensation...........................................................          0.2
    Cumulative effect of change in accounting principle, net........................................          1.5
    Depreciation and amortization...................................................................         84.6
    Loss on disposal of fixed assets................................................................          0.9
    Non-cash interest expense.......................................................................          9.7
    Purchased in-process research and development...................................................         15.5
    Deferred income taxes...........................................................................         (0.4)
  Changes in operating assets and liabilities, net of effect of acquisition:
    Accounts receivable.............................................................................         18.6
    Inventories.....................................................................................        (21.3)
    Other current assets............................................................................         (1.6)
    Accounts payable................................................................................         (6.5)
    Accrued expenses and other current liabilities..................................................         13.7
    Other assets and liabilities, net...............................................................          0.6
                                                                                                           ------
        Cash provided by operating activities.......................................................        136.1
                                                                                                           ------

Cash flows from investing activities:
  Capital expenditures..............................................................................        (78.0)
  Purchase of molds and tooling.....................................................................         (5.7)
  Purchase of Raytheon Semiconductor, Inc., net of cash acquired....................................       (116.8)
                                                                                                           ------
        Cash used by investing activities...........................................................       (200.5)
                                                                                                           ------

Cash flows from financing activities:
  Repayment of long-term debt.......................................................................        (58.7)
  Issuance of long-term debt........................................................................         90.0
  Debt issuance costs...............................................................................         (1.1)
                                                                                                           ------
        Cash provided by financing activities.......................................................         30.2
                                                                                                           ------
Net change in cash and cash equivalents.............................................................        (34.2)
Cash and cash equivalents at beginning of period....................................................         40.7
                                                                                                           ------
Cash and cash equivalents at end of period..........................................................    $     6.5
                                                                                                           ------
                                                                                                           ------

Supplemental Cash Flow Information:
  Cash paid during the year for:
      Income taxes..................................................................................    $     8.9
                                                                                                           ------
                                                                                                           ------
      Interest......................................................................................    $    43.8
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

    Prior to March 11, 1997, the combined statements of operations included all revenues and costs attributable to the Business including an allocation of the costs of shared facilities and overhead of National Semiconductor. In addition, certain costs incurred at Fairchild plants for the benefit of other National Semiconductor product lines were allocated from Fairchild to National Semiconductor. All of the allocations and estimates in the combined statements of operations were based on assumptions that management believes were reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the Business had been operated on a stand alone basis.

                         FSC SEMICONDUCTOR CORPORATION

NOTE 1--BACKGROUND AND BASIS OF PRESENTATION (CONTINUED)
    Transactions with National Semiconductor have been identified in the financial statements as transactions between related parties to the extent practicable (See Note 12).

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

                         FSC SEMICONDUCTOR CORPORATION

NOTE 4--LONG-TERM DEBT

    Long-term debt consists of the following at:

                                                                MAY 31,      MAY 25,
                                                                 1998         1997
                                                              -----------  -----------
                                                                   (IN MILLIONS)
Tranche A term loan payable.................................   $    62.5    $    75.0
Tranche B term loan payable.................................      --             45.0
Tranche C term loan payable.................................        88.8       --
Senior subordinated notes payable...........................       300.0        300.0
                                                              -----------  -----------
    Subtotal................................................       451.3        420.0
PIK note payable............................................        88.6         78.9
    Total long-term debt....................................       539.9        498.9
Less current portion........................................        13.2         11.0
                                                              -----------  -----------
    Long-term portion.......................................   $   526.7    $   487.9
                                                              -----------  -----------
                                                              -----------  -----------

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

                                                                    MARCH 11, 1997
                                                      YEAR ENDED          TO
                                                     MAY 31, 1998    MAY 25, 1997
                                                     -------------  ---------------
                                                             (IN MILLIONS)
Income before income taxes:
  U.S..............................................    $    14.6       $     7.2
  Non-U.S..........................................         18.2             2.5
                                                           -----           -----
                                                       $    32.8       $     9.7
                                                           -----           -----
                                                           -----           -----
Income taxes:
  Current:
    U.S. federal...................................    $     7.1       $  --
    U.S. state and local...........................          1.5          --
    Non-U.S........................................          3.3             1.4
                                                           -----           -----
                                                            11.9             1.4
  Deferred:
    U.S. federal...................................         (2.0)            1.9
    U.S. state and local...........................         (0.4)            0.5
    Non-U.S........................................          1.2          --
                                                           -----           -----
                                                            (1.2)            2.4
  Total income taxes:
    U.S. federal...................................          5.1             1.9
    U.S. state and local...........................          1.1             0.5
    Non-U.S........................................          4.5             1.4
                                                           -----           -----
                                                       $    10.7       $     3.8
                                                           -----           -----
                                                           -----           -----

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

    A summary of the status of the Company's stock option plan as of May 31, 1998 and May 25, 1997, and changes during the years then ended are presented in the table below:

                                                                        1998                      1997
                                                              ------------------------  ------------------------
                                                                            WEIGHTED                  WEIGHTED
                                                                             AVERAGE                   AVERAGE
                                                                SHARES      EXERCISE      SHARES      EXERCISE
                                                                (000'S)       PRICE       (000'S)       PRICE
                                                              -----------  -----------  -----------  -----------
Outstanding at beginning of year............................       2,029    $    0.13       --        $  --
Granted.....................................................       1,777         4.29        2,097         0.13
Exercised...................................................        (142)        0.13       --           --
Canceled....................................................         (80)        0.13          (68)        0.13
                                                                   -----                     -----
Outstanding at end of year..................................       3,584    $    2.20        2,029    $    0.13
                                                                   -----                     -----
                                                                   -----                     -----
Exercisable at end of year..................................         798    $    0.13       --        $  --
Weighted average fair value of options granted..............                $    0.22                 $    0.02

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

NOTE 10--STOCKHOLDERS' EQUITY

    RECAPITALIZATION

    On March 11, 1997, National Semiconductor consummated the Recapitalization under which the following transactions occurred:

    (i) National Semiconductor, pursuant to an Asset Purchase Agreement, transferred all of the assets and liabilities of the Business to Fairchild and its subsidiaries in exchange for demand purchase

                         FSC SEMICONDUCTOR CORPORATION

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED) notes of Fairchild and its subsidiaries in the aggregate principal amount of $401.6 million (the "Purchase Price Notes");

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

    Certain amendments to the Securities Purchase and Holders Agreement, dated as of March 11, 1997 (the "Stockholders Agreement"), which were effected in May 1998, resulted in the lapse of certain risks of forfeiture by the management investors with respect to their stock ownership of the Company. The lapse of such restrictions resulted in the incurrence by the Company of deductible compensation expense for income tax purposes of $10.4 million in Fiscal Year 1998. The tax effect of the compensation expense of $2.1 million was recorded as a reduction in income taxes payable and an increase to additional paid-in

                         FSC SEMICONDUCTOR CORPORATION

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED) capital at May 31, 1998. The tax effect was recorded using the alternative minimum tax rate of 20%. In connection with this transaction, loans aggregating $5.0 million were made by the Company to the management investors to pay their federal and state individual income tax liabilities in June 1998. Such loans (including accrued but unpaid interest thereon) will be cancelled over the four-year period following their creation, or earlier, in whole, upon the occurrence of certain qualifying public offerings of the Company's or Fairchild's stock and, in part, upon the death or disability of the obligor. The Company has also agreed to pay to such executive officers amounts sufficient to enable them to discharge all tax liabilities arising out of the cancellation of such loans (as well as all tax liabilities arising out of such payments). Any such executive officer whose employment terminates will be required to repay any uncancelled amounts immediately.

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

NOTE 12--RELATED PARTY TRANSACTIONS

    Related party activity between the Company and National Semiconductor is summarized as follows:

                                                            PERIOD FROM      PERIOD FROM       YEAR
                                               YEAR       MARCH 11, 1997    MAY 27, 1996       ENDED
                                               ENDED          THROUGH          THROUGH        MAY 26,
                                           MAY 31, 1998    MAY 25, 1997    MARCH 10, 1997      1996
                                           -------------  ---------------  ---------------  -----------
                                                                  (IN MILLIONS)
Manufacturing services performed by
  National Semiconductor plants or
  purchased from third parties...........    $    14.0       $     2.8        $    34.3      $    73.9
Headquarters, freight, duty, warehousing
  and other elements of cost of sales....         17.9             3.7             41.8           58.5
                                                 -----           -----            -----     -----------
                                             $    31.9       $     6.5        $    76.1      $   132.4
                                                 -----           -----            -----     -----------
                                                 -----           -----            -----     -----------
Cost of business support services
  provided by National Semiconductor.....    $    28.7       $    11.6        $  --          $  --
                                                 -----           -----            -----     -----------
                                                 -----           -----            -----     -----------
Operating costs allocated to the Business
  by National Semiconductor..............    $  --           $  --            $    63.9      $   108.6
                                                 -----           -----            -----     -----------
                                                 -----           -----            -----     -----------
Operating costs allocated to National
  Semiconductor by the Business..........    $  --           $  --            $     9.6      $    27.1
                                                 -----           -----            -----     -----------
                                                 -----           -----            -----     -----------

    Amounts receivable from National Semiconductor, included in accounts receivable, totaled $12.4 million and $19.9 million at May 31, 1998 and May 25, 1997, respectively. Amounts payable to National Semiconductor, included in accounts payable, totaled $5.3 million and $22.6 million at May 31, 1998 and May 25, 1997, respectively.

                         FSC SEMICONDUCTOR CORPORATION

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

    INTEREST RATE DERIVATIVES

    The Company utilizes interest rate swap agreements to exchange the variable interest rate of certain long-term, U.S. dollar debt for fixed interest rates. The variable rates on swaps are based primarily on U.S. dollar LIBOR and reset on a quarterly basis. These agreements have maturities of up to two years. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is included in current interest expense.

                         FSC SEMICONDUCTOR CORPORATION

NOTE 14--FINANCIAL INSTRUMENTS (CONTINUED)
    FAIR VALUE AND NOTIONAL PRINCIPAL OF OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

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

                                                               MAY 31, 1998              MAY 25, 1997
                                                         ------------------------  ------------------------
                                                          NOTIONAL     ESTIMATED    NOTIONAL     ESTIMATED
                                                          PRINCIPAL   FAIR VALUE    PRINCIPAL   FAIR VALUE
                                                         -----------  -----------  -----------  -----------
                                                                           (IN MILLIONS)
INTEREST RATE INSTRUMENTS
    Swaps..............................................   $   151.3    $    (0.5)   $    60.0    $    (0.2)

FOREIGN EXCHANGE INSTRUMENTS
    Purchased Options..................................   $    31.7    $     0.6    $  --        $  --

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    A summary table of estimated fair values of financial instruments at Fiscal Year end follows:

                                                               MAY 31, 1998              MAY 25, 1997
                                                         ------------------------  ------------------------
                                                          CARRYING     ESTIMATED    CARRYING     ESTIMATED
                                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                         -----------  -----------  -----------  -----------
                                                                           (IN MILLIONS)
LONG TERM DEBT
    Senior Subordinated Debt...........................   $   300.0    $   310.5    $   300.0    $   311.3
    PIK Note...........................................        88.6         87.7         78.9         78.1
    Credit Facility....................................       151.3        151.3        120.0        120.0
Currency Options.......................................         0.8          0.6       --           --

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

NOTE 15--INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

    The Company operates in one industry segment and is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor products for the semiconductor industry and original equipment manufacturers. The Company operates in three main geographic areas. In the

                         FSC SEMICONDUCTOR CORPORATION

NOTE 15--INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION (CONTINUED) information that follows, sales include local sales and exports made by operations within each area. To control costs, a substantial portion of the Company's products are transported between various facilities in the Americas, Asia and Europe in the process of being manufactured and sold. Accordingly, it is not meaningful to present interlocation transfers between the Company's facilities on a stand alone basis. Sales to unaffiliated customers have little correlation with the location of manufacture. It is, therefore, not meaningful to present operating profit by geographic area.

    The Company conducts a substantial portion of its operations outside of the U.S. and is subject to risks associated with non-U.S. operations, such as political risks, currency controls and fluctuations, tariffs, import controls and air transportation.

                                                           AMERICAS     EUROPE      ASIA     CONSOLIDATED
                                                          -----------  ---------  ---------  -----------
                                                                          (IN MILLIONS)
1998:
  Sales to unaffiliated customers.......................   $   242.3   $   132.6  $   260.9   $   635.8
                                                          -----------  ---------  ---------  -----------
                                                          -----------  ---------  ---------  -----------
  Total assets..........................................   $   420.5   $    12.2  $   203.0   $   635.7
                                                          -----------  ---------  ---------  -----------
                                                          -----------  ---------  ---------  -----------
1997:
  Sales to unaffiliated customers.......................   $   222.7   $   117.6  $   247.5   $   587.8
                                                          -----------  ---------  ---------  -----------
                                                          -----------  ---------  ---------  -----------
  Total assets..........................................   $   345.5   $    14.9  $   194.6   $   555.0
                                                          -----------  ---------  ---------  -----------
                                                          -----------  ---------  ---------  -----------
1996:
  Sales to unaffiliated customers.......................   $   260.3   $   161.9  $   266.5   $   688.7
                                                          -----------  ---------  ---------  -----------
                                                          -----------  ---------  ---------  -----------
  Total assets..........................................   $   248.4   $     0.8  $   183.5   $   432.7
                                                          -----------  ---------  ---------  -----------
                                                          -----------  ---------  ---------  -----------

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

                                                                                     YEAR ENDED
                                                                              ------------------------
                                                                                MAY 25,      MAY 26,
                                                                                 1997         1996
                                                                              -----------  -----------
                                                                                   (IN MILLIONS)
Operating activities
  Revenues less expenses....................................................   $    15.5    $    72.3
  Depreciation and amortization.............................................        77.1         64.2
  Deferred taxes............................................................       (20.3)      --
  Loss on disposal of equipment, molds and tooling..........................         1.0          2.0
  Non-cash interest expense.................................................         1.9       --
  Increase in accounts receivable...........................................       (79.6)      --
  Decrease (increase) in inventories........................................        20.0        (24.3)
  Decrease (increase) in prepaid expenses and other current assets..........        (5.8)        11.1
  Increase in other assets..................................................         0.9       --
  Increase (decrease) in accounts payable...................................        12.2         (5.2)
  Increase (decrease) in accrued expenses and other liabilities.............        21.6         (1.3)
  Net financing provided from (to) National Semiconductor*..................       (25.4)        43.7
                                                                              -----------  -----------
      Cash provided by operating activities.................................        19.1        162.5
                                                                              -----------  -----------
Investing activities:
  Capital expenditures......................................................       (47.1)      (153.9)
  Purchase of molds and tooling.............................................        (7.2)        (8.6)
                                                                              -----------  -----------
      Cash used by investing activities.....................................       (54.3)      (162.5)
                                                                              -----------  -----------
Financing activities:
  Issuance of long-term debt................................................       420.0       --
  Debt acquisition costs....................................................       (20.3)      --
  Issuance of common stock..................................................         7.8       --
  Issuance of preferred stock...............................................        70.0       --
  Distribution to National Semiconductor....................................      (401.6)      --
                                                                              -----------  -----------
      Cash provided by financing activities.................................        75.9       --
                                                                              -----------  -----------
Net change in cash and cash equivalents.....................................        40.7       --
Cash and cash equivalents at beginning of year..............................      --           --
                                                                              -----------  -----------
Cash and cash equivalents at end of year....................................   $    40.7    $  --
                                                                              -----------  -----------
                                                                              -----------  -----------

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

    The unaudited pro forma combined historical results, as if Raytheon had been acquired at the beginning of Fiscal Years 1998 and 1997, respectively, are estimated to be:

                                                                1998       1997
                                                              ---------  ---------
                                                                 (IN MILLIONS)
Net sales...................................................  $   836.5  $   762.6
Net income..................................................  $    20.9  $    11.4

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

    (c)  FINANCIAL STATEMENT SCHEDULES.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FSC Semiconductor Corporation:

Under date of June 16, 1998, except as to Note 19, which is as of July 20, 1998, we reported on the consolidated balance sheets of FSC Semiconductor Corporation and subsidiaries as of May 31, 1998 and May 25, 1997, the related consolidated and combined statements of operations and equity (deficit) for each of the years in the three-year period ended May 31, 1998, and the related consolidated statement of cash flows for the year ended May 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated and combined financial statements, we also audited the related financial statement schedules listed in Item 14(c). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Boston, Massachusetts
June 16, 1998

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         FSC SEMICONDUCTOR CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                       MAY 31, 1998  MAY 25, 1997
                                                                                       ------------  ------------
                                                     ASSETS

Current asset:
  Receivable from Fairchild Semiconductor Corporation................................   $      2.3    $       --

Deferred income taxes, net...........................................................          3.9           0.7
Investment in Fairchild Semiconductor Corporation....................................         46.3          16.7
                                                                                       ------------  ------------
      Total assets...................................................................   $     52.5    $     17.4
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Long-term debt.......................................................................   $     88.6    $     78.9
                                                                                       ------------  ------------
      Total liabilities..............................................................         88.6          78.9
                                                                                       ------------  ------------

Redeemable preferred stock...........................................................         80.5          71.8
Stockholders' equity (deficit):
  Class A common stock...............................................................          0.3           0.1
  Class B common stock...............................................................          0.3           0.1
  Additional paid-in capital.........................................................          9.5           7.6
  Accumulated deficit................................................................       (126.7)       (141.1)
                                                                                       ------------  ------------
      Total stockholders' equity (deficit)...........................................       (116.6)       (133.3)
                                                                                       ------------  ------------
      Total liabilities and stockholders' equity (deficit)...........................   $     52.5    $     17.4
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                         FSC SEMICONDUCTOR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)

                                                                                                  YEAR ENDED
                                                                                       --------------------------------
                                                                                        MAY 31, 1998     MAY 25, 1997
                                                                                       ---------------  ---------------
Interest expense.....................................................................     $     9.8        $     1.9
Equity in income of Fairchild Semiconductor Corporation..............................          28.7             16.7
                                                                                              -----            -----
Income before income taxes...........................................................          18.9             14.8
                                                                                              -----            -----
Benefit for income taxes.............................................................          (3.2)            (0.7)
                                                                                              -----            -----
Income before cumulative effect of change in accounting principle....................          22.1             15.5
Cumulative effect of change in accounting principle, net
  of tax effect of $0.8 million......................................................          (1.5)              --
                                                                                              -----            -----
Net income...........................................................................     $    20.6        $    15.5
                                                                                              -----            -----
                                                                                              -----            -----

                         FSC SEMICONDUCTOR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                                 YEAR ENDED
                                                                                       ------------------------------
                                                                                        MAY 31, 1998    MAY 25, 1997
                                                                                       ---------------  -------------
Cash flows from operating activities:                                                     $      --       $      --
                                                                                                ---          ------
Cash flows from investing activities:
  Investment in Fairchild Semiconductor Corporation..................................            --           (77.8)
                                                                                                ---          ------
      Cash used by investing activities..............................................            --           (77.8)
                                                                                                ---          ------

Cash flows from financing activities:
  Issuance of long-term debt.........................................................            --              --
  Issuance of common stock...........................................................            --             7.8
  Issuance of preferred stock........................................................            --            70.0
                                                                                                ---          ------
      Cash provided by financing activities..........................................            --            77.8
                                                                                                ---          ------

Net change in cash and cash equivalents..............................................            --              --
Cash and cash equivalents at beginning of period.....................................            --              --
                                                                                                ---          ------
Cash and cash equivalents at end of period...........................................            --       $      --
                                                                                                ---          ------
                                                                                                ---          ------

Supplemental Cash Flow Information:
  Cash paid during the year for:
    Income taxes.....................................................................     $      --       $      --
                                                                                                ---          ------
                                                                                                ---          ------
    Interest.........................................................................     $      --       $      --
                                                                                                ---          ------
                                                                                                ---          ------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING TRANSACTIONS

    During the year ended May 25, 1997, FSC Semiconductor issued a note to National Semiconductor in the principal amount of approximately $77.0 million as additional purchase consideration for the capital stock of Fairchild Semiconductor Corporation. FSC Semiconductor recorded the note as an increase to long-term debt and accumulated deficit. For the period from March 11, 1997 through May 25, 1997 and for Fiscal 1998, FSC Semiconductor accumulated dividends on the redeemable preferred stock of approximately $1.8 million and $8.6 million, respectively. FSC Semiconductor recorded the accumulated dividends as an increase to the carrying value of the redeemable preferred stock and accumulated deficit.

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

                                FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                                By:  /s/ JOSEPH R. MARTIN
                                     -----------------------------------------
                                     Joseph R. Martin
                                     Executive Vice President, Chief Financial
                                     Officer, and Director

Date: July 29, 1999

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