Form 10-K
period 1999-05-30
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 1999-08-27
CIK 1036960

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

                     FOR THE FISCAL YEAR ENDED MAY 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                       COMMISSION FILE NUMBER: 001-15181

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        04-3363001
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

     333 WESTERN AVENUE, SOUTH PORTLAND, ME                           04106
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (207) 775-8100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 12, 1999 was $552,000,000.

     The number of shares outstanding of the Registrant's Class A and Class B Common Stock as of August 12, 1999 was 58,790,814 and 29,641,000 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Fairchild Semiconductor International, Inc. ("Fairchild International", formerly known as FSC Semiconductor Corporation), through its wholly-owned subsidiary Fairchild Semiconductor Corporation (collectively "Fairchild" or the "Company") is the largest independent semiconductor company, based on pro forma Fiscal 1999 revenues, focused solely on multi-market products. We design, develop and market analog, discrete, logic and non-volatile memory semiconductors. Within our multi-market products portfolio, we are particularly strong in providing discrete and analog power management solutions. Multi-market products are the building block components for virtually all electronic devices, from sophisticated computers and internet hardware to telecommunications equipment to household appliances. Because of their basic functionality, our products provide customers with greater design flexibility than more highly integrated products and improve the performance of more complex devices or systems. Given such characteristics, our products have a wide range of applications. Our products are sold to customers in the personal computer, industrial, telecommunications, consumer electronics and automotive markets.

     With a history dating back more than 35 years, Fairchild's predecessors were among the original founders of the semiconductor industry. The original Fairchild was established in 1959 as a provider of memory and logic semiconductors. Fairchild was acquired by Schlumberger Ltd. in 1979. National Semiconductor acquired Fairchild from Schlumberger in 1987, and fully integrated it into its operations. Pursuant to an Agreement and Plan of Recapitalization ("Recapitalization"), Fairchild separated from National Semiconductor Corporation ("National Semiconductor") and became an independent company on March 11, 1997. At the time of the Recapitalization, Fairchild consisted of the discrete, logic and non-volatile memory businesses of National Semiconductor. On December 31, 1997, Fairchild acquired Raytheon Semiconductor, Inc. ("Raytheon"), a wholly owned subsidiary of Raytheon Company, for approximately $117.0 million in cash. Raytheon Semiconductor designs, manufactures and markets high-performance analog and mixed signal semiconductors for the personal computer, communications, broadcast video and industrial markets. Raytheon Semiconductor was combined with the Non-Volatile Memory Products Group to form the Analog, Mixed Signal and Non-Volatile Memory Products Group. The Company's other product groups include the Discrete Power and Signal Technologies Group and the Logic Products Group.

     On April 13, 1999, we purchased the power device business from Samsung Electronics Co., Ltd. ("Samsung Electronics") for approximately $414.9 million, including fees and expenses. The power device business designs, manufactures and markets power discrete semiconductors and standard analog integrated circuits serving the personal computer, industrial, telecommunications and consumer electronics markets. The power device business has developed a number of new product designs with industry leading performance characteristics, such as its recent process developments in trench technology and silicon bonding. The acquisition of the power device business not only enhances our analog and power discrete product offerings, but also provides us with a greater market presence in South Korea. The acquisition of the power device business also provides us with additional revenue opportunities through our relationship with Samsung
Electronics:

     - Samsung Electronics is required to purchase guaranteed minimum annual levels of products from the power device business based on historical volumes and market prices for a three-year period according to terms of a product supply agreement.

     - We are required to provide contract manufacturing services in the form of wafer foundry services for Samsung Electronics for a three-year period according to the terms of a foundry sale agreement. The agreement is designed to provide us levels of profitability totaling 53,700 million South Korean won over three years.

     In connection with the acquisition of the power device business, we have obtained a full income tax holiday for a period of seven years in South Korea. The power device business added approximately 1,481 employees, most of whom work at its wafer fabrication facilities in South Korea, to our existing work force of approximately 6,600.

PRODUCTS AND TECHNOLOGY

     We design, develop and manufacture a broad range of products used in a wide variety of microelectronic applications, including personal computer, industrial, telecommunications, consumer products and automotive systems. Our products are organized into three principal products groups: the Analog, Mixed Signal and Non-Volatile Memory Products Group, the Discrete Power and Signal Technologies Group, and the Logic Products Group. The power device business is composed of power discrete and analog products. For purposes of this presentation, these products have been combined with Analog and Mixed Signal Products and the Discrete Power and Signal Technologies Group.

  Analog, Mixed Signal and Non-Volatile Memory Products Group

  Analog and Mixed Signal Products

     We design, manufacture and market high-performance analog and mixed signal integrated circuits for the personal computer, industrial, consumer electronics and broadcast video markets. These products are manufactured using leading-edge CMOS, BiCMOS, DMOS and bipolar technologies. Analog and mixed signal products represent a significant long-term growth area of the semiconductor industry. The increasing demand to integrate high performance microprocessor-based electronics in equipment ranging from personal computers to scientific instrumentation, telecommunications and data communications networks has led analog and mixed signal semiconductor suppliers to create designs that have higher levels of integration to reduce space and power requirements and provide greater functionality, all at lower cost. We offer over 2,300 analog device products, including offerings in 92 of the top 100 best selling (in terms of volume) analog product types by volume. Major competitors include Analog Devices, Burr Brown, Linear Technology, Intersil, ON Semiconductor, Philips and Semtech.

     Analog. Analog products control continuously variable functions such as light, color, sound and power. They enable human beings to interface with the digital world. We provide analog products that solve problems relating to power conversion, temperature sensing, management functions, battery chargers and motor controls. Our Smart Power Switch is a proprietary, multichip module consisting of a power management integrated circuit and a MOSFET. Smart Power Switches provide a solution for off-line power converter designs in power supplies, battery chargers, PC peripherals, and home and consumer applications. We also offer a mix of mature products, such as operational amplifiers, audio amplifiers, regulators, compurators, references and timers, and ground fault interrupters, which continue to generate significant revenues due to their long product life cycles.

     Mixed Signal. Mixed signal products are those which can process both analog and digital information. Our mixed signal offerings include analog to digital converters, digital to analog converters and market-leading digital video encoders and decoders sold to manufacturers of high-end video equipment and set top boxes.

     We believe our Analog product portfolio is further enhanced by a wide variety of packaging solutions that we have developed. These solutions include surface mount and tiny packages.

  Non-Volatile Memory Products

     We design, manufacture and market non-volatile memory circuits which retain data after power to the device has been shut off. We offer an extensive portfolio of high performance serial EEPROM and EPROM products. We do not participate in the FLASH market segment. EPROMs are electrically programmable read-only memories. These non-volatile memory devices are used in the personal computer, industrial, telecommunications, consumer electronics and automotive systems. Major competitors include ST Microlectronics, Advanced Micro Devices, Atmel, Xicor and Microchip Technology.

     EEPROMS. EEPROMs are used primarily to store changing information in consumer products and automotive applications such as microwaves, televisions, stereos and automotive controls. EEPROMs are one of the growth products in the group and a focus of non-volatile memory research and development expenditures. We serve the serial EEPROM market with product offerings in (i) standard EEPROM and (ii) Application Specific Standard Products. Our standard EEPROM products serve each of the three bus interface protocols used with all industry standard microcontrollers. Our Application Specific Standard Products are individually developed for specific applications and combine our core EEPROM competencies with logic capabilities. Our Application Specific Standard Products serve three applications groups: HiSeC, Plug and Play and SPD. HiSeC, introduced in 1994, is a single chip remote keyless entry solution which operates complex rolling codes for secure entry. The device is intended for applications such as automotive keyless entry systems, garage door openers and other applications where secure transmission of a code is critical. Plug and Play devices allow manufacturers of computer add-on cards to automatically configure their cards for the host system. SPD, introduced in 1996, allows a computer to identify specifications of an add-on memory module and is used in memory upgrade products.

     EPROMS. The ability of EPROMs to be programmed electrically by the equipment manufacturer enables them to achieve shorter time to market for new products than if they used products that must be programmed by the chip manufacturer. Today, EPROMs are primarily utilized in applications where storage of the instruction sets for microcontrollers requires less than 2 Mb in density, which is virtually all segments of the low-end consumer electronic market (e.g., answering machines, garage door openers and washing machines). The EPROM market is declining as FLASH becomes cost-effective at lower densities. As a result, we are incurring minimal research and development expenditures in this product line. We currently sell EPROMs in densities ranging from 64K to 4Mb.

  Discrete Power and Signal Technologies Group

     Discrete devices are individual diodes or transistors that perform basic signal amplification and switching functions in electronic circuits. Driving the long-term growth of discretes is the increasing importance of power management, particularly in portable applications (such as pagers and notebook computers). We participate in both the power and small signal discrete markets using our DMOS and Bipolar technologies, manufacturing semiconductors that condition (or shape) power or signals for use by other devices. The acquisition of the power device business added significantly to our discrete product portfolio, with only small signal transistors overlapping with our existing portfolio. While the world market is dominated by such multinational semiconductor manufacturers as Toshiba, ON Semiconductor and Philips, a significant portion of the industry is fragmented where competition is primarily on a regional basis. Other competitors include Siliconix and International Rectifier.

     DMOS. DMOS discrete devices are used to convert, switch or otherwise shape or condition electricity. We offer a wide range of DMOS power MOSFETs designed for low and high voltage applications over a wide range of performance characteristics, power handling capabilities and package options. We are focusing on DMOS as our growth area due to the trend towards smaller and lighter products and longer battery life, as well as batteries with built-in smart functions. DMOS products are the focus of our research and development expenditures. These expenditures have been directed primarily toward the development of our leading-edge Trench technology. These products are commonly found in portable computers and peripherals, portable telephones, automobiles, and battery-powered devices. Our DMOS products include:

     Low Voltage MOSFET. This product line is focused on developing products in the Low Voltage DMOS area in support of the trend towards smaller and lighter products, longer battery life expectancy, as well as batteries with built-in smart functions. Research and development efforts and expenditures have been directed towards the development of our leading edge Trench Technology. The combination of leading edge wafer fabrication processes and new packaging technology continues to allow our Low Voltage DMOS product families to set new standards for low resistance and high current performance in miniature surface mount power packaging. Our Low Voltage DMOS products are commonly found in portable computers and peripherals, portable telephones, automobiles and battery-powered devices.

     High Voltage MOSFET. This product line offers a wide variety of HV MOSFET devices designed for high voltage applications (200V to 900V) over a wide range of performance characteristics, power handling capabilities and package options. The product portfolio includes both N channel and P channel devices using proprietary HDMOS process technology. These products are commonly found in power system applications including flyback and forward converters and power factor correction in switch-mode power supplies (SMPS).

     IGBT. This product line offers very high voltage devices (600V to 1500V) in a variety of package options. A proprietary silicon bonding process is being used in the production of this family of products. Typical applications for these devices are motor control, inverters, robotics, servo controls, power supply and lamp ballast. IGBT will be a focused growth product line as more industrial applications are designing products using this technology.

     Bipolar. We manufacture and sell a wide range of bipolar discretes, including single junction glass diodes, small signal transistors, bipolar power transistors, JFETs and Zener diodes in a wide variety of package configurations. These devices switch, amplify and otherwise shape or modify electronic signals and are found in nearly every electronic product, including computers, cellular phones, mass storage devices, televisions, radios, VCRs and camcorders.

  Logic Products Group

     We design, develop and manufacture standard logic devices utilizing three wafer fabrication processes: CMOS, BiCMOS and Bipolar. Within each of these production processes, we manufacture products that possess advanced performance characteristics, as well as mature products that provide high performance at low cost to customers. Since market adoption rates of new standard logic families have historically spanned several years, we continue to generate significant revenues from our mature products. Customers are typically slow to move from an older product to a newer one. Further, for any given product, standard logic customers use several different generations of logic products in their designs. As a result, typical life cycles for logic families are between 20 to 25 years.

     Since it takes new logic products an average of three to five years to reach full market acceptance, we continue to invest in new products to generate future revenue growth. In addition, many of these investments have established our logic devices as key components for the personal computer and telecommunications markets, particularly in the internet and networking sector and cellular communications sector. Internet appliances and internet infrastructure equipment (such as LAN and WAN switches, hubs, routers and servers) require high speed, high drive and low noise characteristics. We offer logic devices using CMOS, BiCMOS and Bipolar processes that are required to achieve these characteristics. Our ABT, LVT, ECL and GTL logic devices have all successfully penetrated the internet hardware market. In addition, cellular communications equipment such as cellular phones, pagers and base stations requires low power and noise generation in very small packages. Our Tiny Logic, VHC, LCX and FST technology have established our logic products as a leader in addressing these requirements. Major competitors include Texas Instruments, OAL Semiconductor and Philips.

     CMOS. CMOS is a technology that consumes less power than Bipolar technology and therefore permits more transistors to be integrated into a single integrated circuit. Portable applications such as laptop computers and cellular telephones require the low power consumption of CMOS technology. As a result of the general trend toward portability, CMOS technology has been expanding at the expense of Bipolar technology, and is the focus of research and development spending in the Logic Products Group. Our CMOS offerings include mature products such as FACTTM, HCMOS, and CD4K, and new products such as LCX, VHC, GTL, Switches and TinyLogic.

     Bipolar. Bipolar devices typically operate at high speeds, require more power, are less costly than CMOS devices and are used in many applications that do not require CMOS solutions. We supply a full line of Bipolar products to a broad customer base in a wide range of end-user applications. Bipolar products are generally mature products that have few new product development activities associated with them. Our Bipolar offerings include FAST(R), ALS, LS, ECL and TTL.

     BiCMOS. BiCMOS is a hybrid of CMOS and Bipolar technologies developed to combine the high speed and high drive characteristics of bipolar technologies with the low power consumption and high integration of CMOS technologies. BiCMOS is an emerging technology which requires complex manufacturing processes and is used in niche applications, primarily in the telecommunications market. Our BiCMOS offerings include ABT and LVT.

SALES, MARKETING AND DISTRIBUTION

     In Fiscal 1999, the Company derived approximately 58% of its trade sales from original equipment manufacturer customers through its regional sales organizations and 42% of its trade sales through distributors. We operate regional sales organizations in Europe, headquartered in Swindon, England, the Americas, headquartered in Sunnyvale, California, the Asia/Pacific region, with offices in Kowloon, Hong Kong, the Japan region with its office in Tokyo, Japan and the Korea region, with its office in Bucheon, South Korea. Each of the regional sales organizations, with the exception of Korea, is supported by logistics organizations which manage independently-operated free-on-board warehouses. Product orders flow to our manufacturing facilities, where the product is made. Products are then shipped either directly to the customer or indirectly to the customer via independently-operated warehouses in Singapore, the United States and the United Kingdom.

     The Company has dedicated direct sales organizations operating in Europe, the Americas, Asia/Pacific, Japan and Korea that serve its major original equipment manufacturer customers. We also have a large network of distributors and manufacturer's representatives to distribute our products around the world. We believe that maintaining a small, highly focused, direct sales force selling products for each of our businesses, combined with an extensive network of distributors and manufacturer's representatives, is the most efficient way to serve our multi-market customer base. We also maintain a dedicated marketing organization, which consists of marketing organizations in each product group, including tactical and strategic marketing and applications, as well as marketing personnel located in each of the sales regions.

     Typically, distributors handle a wide variety of products, including products that compete with our products, and fill orders for many customers. Some of our sales to distributors primarily in North America are made under agreements allowing for market price fluctuations and/or the right of return on unsold merchandise, subject to the right terminating after the expiration of a limited time period. Virtually all distribution agreements contain a standard stock rotation provision allowing for minimum levels of inventory returns. In the Company's experience, these inventory returns can usually be resold. Manufacturer's representatives generally do not offer products that compete directly with our products, but may carry complementary items manufactured by others. Manufacturer's representatives do not maintain a product inventory; instead, their customers place large quantity orders directly with Fairchild International and are referred to distributors for smaller orders.

     In 1998, the power device business derived approximately 73% of its trade sales from third party original equipment manufacturer customers and Samsung Electronics and affiliated Samsung companies and 27% of its trade sales through distributors. The power device business has been historically supported by sales organizations in Korea and in foreign sales subsidiaries of Samsung Electronics throughout the world. Product orders flow to the power device business' manufacturing facility in Bucheon, South Korea, where silicon wafers are fabricated. Products are assembled and tested by either independently operated subcontractors or manufacturing entities of Samsung Electronics. Finished products are warehoused in a Samsung Electronics facility in Onyang, South Korea. From there they are shipped either directly to customers, distributors or sales agents or first to Samsung Electronics' foreign sales subsidiaries and then to customers. As a result of the acquisition of the power device business, assembly and testing services are provided under the assembly and test services agreements with Samsung Electronics, warehousing is provided under a transitional services agreement with Samsung Electronics, and sales and distribution services are provided under an overseas sales services agreement.

RESEARCH AND DEVELOPMENT

     Our expenditures for research and development in Fiscal 1999, 1998 and 1997 were $39.3 million, $35.7 million and $18.9 million, respectively. Such expenditures represented 6.0%, 5.6% and 3.2% of trade sales in

Fiscal 1999, 1998 and 1997, respectively. Manufacturing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed and greater performance produced at lower cost. Infrastructure investments made in recent years will enable the Company to continue to achieve high volume, high reliability and low-cost production using leading edge process technology. Our research and development efforts are focused on new product development and improvements in process technology in our growth areas: CMOS logic, DMOS power discretes, and analog and mixed signal products.

     Each of our product groups maintain independent research and development organizations. We work closely with our major customers in many research and development situations in order to increase the likelihood that our products will be designed directly into the customers' products and achieve rapid and lasting market acceptance.

     The power device business' expenditures for research and development in 1998, 1997 and 1996 were $15.2 million, $19.2 million and $18.6 million, respectively. The power device business' research and development efforts are focused on IGBT and HV MOSFET process and product development, motor control integrated circuits and Samsung Power Switch product development and BCDMOS process development.

     The power device business' research and development team at the Bucheon facility consists of design, application, process and package engineers. The power device business ensures early adoption of its new products by engaging application engineers to work side-by-side with design engineers and customers during product definition and design phase to ensure customers' ease of incorporating our products into their designs. Following the acquisition of the power device business, research and development for power device business products continues to be conducted by a research and development team at the Bucheon facility.

MANUFACTURING

     We operate six manufacturing facilities, four of which are front-end wafer fabrication plants located in the United States and South Korea and two of which are back-end assembly and test facilities in the Philippines and Malaysia. Our products are manufactured and designed using a broad range of manufacturing processes and proprietary design methods. We use all of the prevalent function-oriented process technologies for wafer fabrication, including CMOS, Bipolar, BiCMOS, DMOS and non-volatile memory technologies. We use primarily through-hole and surface mount technologies in our assembly and test operations, in lead counts from two to fifty-six leads.

     The table below sets forth information with respect to our manufacturing facilities, products and technologies.

                            MANUFACTURING FACILITIES

LOCATION                                 PRODUCTS                       TECHNOLOGIES
--------                                 --------                       ------------
FRONT-END FACILITIES:
South Portland, Maine          Bipolar, CMOS and BiCMOS         4-inch fab - 5.0/3.0 micron
                               logic products                   Bipolar and CMOS
                                                                5-inch fab - 3.0/1.5 micron
                               National Semiconductor           Bipolar and CMOS
                               contract manufacturing           6-inch fab - 1.5/0.5 micron
                                                                CMOS and BiCMOS

LOCATION                                 PRODUCTS                       TECHNOLOGIES
--------                                 --------                       ------------
Salt Lake City, Utah           EPROMs, EEPROMs, ACE and USB     6-inch fab - 1.0/0.65 micron
                                                                CMOS EPROM
                               Discrete power                   - 2.0/0.8 micron CMOS EPROM
                                                                - 2.0 micron DMOS
                               National Semiconductor
                               contract manufacturing
Mountain View, California(1)   Standard Linear products         4-inch fab - 5.0/3.0 micron
                                                                Bipolar and CMOS
                               Op Amps, Ground Fault
                               Interruptors
Bucheon, South Korea           Power discrete                   4-inch fab - 5.0/4.0 micron
                               semiconductors, Standard         Bipolar
                               analog integrated circuits       5-inch fab - 2.0/0.8 micron
                                                                Bipolar and DMOS
BACK-END FACILITIES:
Penang, Malaysia               Bipolar, CMOS and BiCMOS         MDIP, SOIC, EIAJ, TSSOP,
                               logic products                   SSOP,
                                                                8-56 Pins
                               National Semiconductor
                               assembly and test services
Cebu, the Philippines          Power and small signal           TO92, SOT-23, Super SOT,
                               discrete National                SOT-223, TO220, TO263
                               Semiconductor assembly and
                               test services

---------------
(1) We are currently in the process of transferring our analog wafer fabrication plant from our Mountain View, California facility to our South Portland, Maine facility. On April 23, 1999, we sold our Mountain View property for $35.7 million.

     Our strategy is to have manufacturing facilities dedicated to our product groups. The South Portland, Maine wafer fabrication plant and Penang, Malaysia assembly and test facility primarily support the Logic Products Group. The Salt Lake City, Utah wafer fabrication plant and Cebu, the Philippines assembly and test facility primarily support the Discrete Power and Signal Technologies Group. The Mountain View, California facility supports the Analog and Mixed Signal Products Group. We also subcontract out a minority of our wafer fabrication needs, primarily to Tower Semiconductor, Chartered Semiconductor and Torex Semiconductor. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted out. Primary subcontractors include Carsem, NS Electronics (Bangkok) Ltd. and New Japan Radio Corporation.

     The power device business' wafer fabrication plant in Bucheon, South Korea, supports the entire operations of the power device business. The power device business subcontracts out nearly all of its assembly and test operations to third party vendors, primarily to Korea Micro Industry, AUK and Woosuk Electronic Company. The power device business also subcontracts manufacturing services from Samsung Electronics. As a result of the acquisition of the power device business, these services are provided under other manufacturing agreements with Samsung Electronics.

     Our manufacturing processes use many raw materials, including silicon wafers, copper lead frames, mold compound, ceramic packages and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources on a just-in-time basis. Although supplies for the raw materials used by us are currently adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

BACKLOG

     Our trade sales are made primarily pursuant to standard purchase orders that are generally booked from one to twelve months in advance of delivery. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. Quantities actually purchased by customers, as well as prices, are subject to variations between booking and delivery to reflect changes in customer needs or industry conditions.

     We sell products to many key customers pursuant to contracts. Contracts are annual fixed-price agreements with customers setting forth the terms of purchase and sale of specific products. These contracts allow the Company to schedule production capacity in advance and allow customers to manage their inventory levels consistent with just-in-time principles while shortening the cycle times required to produce ordered products. However, quantity and price agreements under these contracts are, as a matter of industry practice, difficult to maintain and implement. We recognize revenue from contract manufacturing services but do not account for these revenues on a backlog basis. For these reasons, we believe that the amount of backlog at a particular date is not meaningful and is not necessarily a relevant indicator of future revenues.

     The power device business historically did not track backlog, but rather negotiated pricing and delivery agreements with its customers from time to time based on current market conditions. However, we intend to manage the backlog of the power device business in a manner consistent with the historic management of our backlog.

SEASONALITY

     Generally, we are affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, we typically experience lower revenue in the third fiscal quarter, primarily due to customer demand adjustments as a result of holiday seasons around the world. Revenue usually has a seasonal peak in our fourth fiscal quarter. In Fiscal 1999, the typical seasonality was affected by the effect of the recovery of the overall semiconductor market, pricing and back-end capacity constraints, particularly in the fourth quarter. During the first three quarters of Fiscal 1999, unit shipments increased sequentially. However, this was offset by sequential decreases in average selling prices, driven by over-capacity in the industry. During the fourth quarter, average selling prices increased over the third quarter, however unit shipments were flat compared to the third quarter due to back-end capacity constraints.

     The power device business is also affected by the seasonal trends of the semiconductor and related industries. The power device business typically experiences lower revenues in its fourth quarter. Revenue usually has a seasonal peak in the third quarter. In 1998, the power device business did not experience the typical seasonality in the third quarter due to market softness in the semiconductor industry.

COMPETITION

     Markets for our products are highly competitive. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies. Some of our competitors may have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Competitors include manufacturers of standard semiconductors, application-specific integrated circuits and fully customized integrated circuits, as well as customers who develop their own integrated circuit products.

     We compete in different product lines to various degrees on the basis of price, technical performance, product features, product system compatibility, customized design, availability, quality and sales and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields and product availability, customer service, pricing, industry trends and general economic trends.

TRADEMARKS AND PATENTS

     The Company owns rights to a number of trademarks and patents that are important to its business. Among others, we consider Fairchild, FACT(TM) and FAST(R) to be trademarks that are material to our operations.

     Our corporate policy is to protect proprietary products by obtaining patents for such products when practicable. Under a technology licensing and transfer agreement with National Semiconductor entered into in connection with the recapitalization of Fairchild Semiconductor Corporation, we acquired approximately 150 U.S. patents and obtained perpetual, royalty free non-exclusive licenses on approximately 250 of National Semiconductor's patents. Pursuant to an acquisition agreement with Raytheon Company, we acquired over 100 patents owned by Raytheon Semiconductor, Inc., as well as licensing rights (similar to those granted to Fairchild International by National Semiconductor in the recapitalization of Fairchild Semiconductor Corporation) for other semiconductor-related intellectual property of Raytheon Company not directly owned by Raytheon Semiconductor, Inc. We believe that we have the right to use all technology used in the production of our products.

     Similarly, we acquired from Samsung Electronics a significant number of licenses and patents (granted, applied for and under review for application). We obtained approximately 125 U.S. patents and over 1,000 Korean patents pursuant to the acquisition of the power device business. We also received the rights to use all relevant trademarks.

ENVIRONMENTAL MATTERS

     Our operations are subject to environmental laws and regulations in the countries in which we operate that regulate, among other things, air and water emissions and discharges at or from our manufacturing facilities; the generation, storage, treatment, transportation and disposal of hazardous materials by our company; the investigation and remediation of environmental contamination; and the release of hazardous materials into the environment at or from properties operated by our company and at other sites. As with other companies engaged in like businesses, the nature of our operations exposes our company to the risk of liabilities and claims with respect to such matters. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were immaterial in Fiscal 1997, 1998 and 1999, as were the power device business' environmental compliance costs for 1996, 1997 and 1998.

     Our facilities in South Portland, Maine, and, to a lesser extent, Salt Lake City, Utah, have ongoing remediation projects to respond to releases of hazardous materials that occurred prior to the consummation of the recapitalization. Under the Asset Purchase Agreement, as supplemented by ancillary agreements entered into in conjunction with the recapitalization, National Semiconductor has agreed to indemnify us for the cost of these projects, subject to limitations. Based on the historical costs of these projects, we do not believe that future remediation costs will be material, even without the indemnity.

     Our Mountain View, California, facility is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act. Under the terms of the Acquisition Agreement with Raytheon Company, dated December 31, 1997, Raytheon Company has retained responsibility for, and has agreed to indemnify us with respect to, remediation costs or other liabilities related to pre-acquisition contamination.

     Although we believe that the power device business has no significant environmental liabilities, Samsung Electronics has agreed to indemnify the Company for environmental liabilities arising out of the Bucheon, South Korea plant or the power device business, subject to limitations.

     Future laws or regulations and changes in existing environmental laws or regulations may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements. We cannot assure you that material costs will not be incurred in connection with the future compliance with environmental laws.

EMPLOYEES

     Our worldwide workforce consisted of 8,090 full- and part-time employees as of May 30, 1999, none of whom were represented by collective bargaining agreements. Of the total number of employees, 6,636 were engaged in manufacturing and information services, 332 were engaged in marketing and sales, 677 were engaged in administration and 445 were engaged in research and development. Of the total number of employees, 3,241, or 40%, were employed in the Logic Products Group, 2,665, or 33%, were employed in the Discrete Power and Signal Technology Group, 362, or 4%, in the Analog, Mixed Signal and Non-Volatile Memory Products Group, 1,481, or 18%, in the Power Device Products Group and 341, or 4%, in corporate administration or centralized sales and marketing activities. The Company believes that its relations with its employees are satisfactory.

     Fairchild Korea sponsors a Power Device Business Labor Council consisting of seven representatives from the non-management workforce and seven members of the management workforce. The Labor Council, under Korean law, is recognized as a representative of the workforce for the purposes of consultation and cooperation only. The Labor Council therefore has no right to take a work action or to strike and is not party to any labor or collective bargaining agreements with Fairchild Korea Semiconductor Ltd. Management of the power device business believes that its relations with its employees and the Labor Council are satisfactory.

STATEMENT REGARDING THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Some information in this Annual Report on Form 10-K, including but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section of Item 1 of this Annual Report set forth below. Such risks and uncertainties could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such information.

RISK FACTORS

     Our business is subject to the following risk factors:

UPON THE COMPLETION OF OUR INITIAL PUBLIC OFFERING ON AUGUST 9, 1999, WE HAD $715.4 MILLION OF TOTAL INDEBTEDNESS AND A DEBT TO EQUITY RATIO OF 4.0 TO 1.0, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO GROW AND COMPETE.

     On a pro forma basis, after giving effect to our acquisition of the power device business from Samsung Electronics in April 1999, the financings in connection with that acquisition, the application of the proceeds of such financings, and the completion of our IPO on August 9, 1999 and the application of the proceeds from our IPO, as of May 30, 1999, we would have had total indebtedness of $715.4 million, stockholders' equity of $179.9 million and a ratio of debt to equity of 4.0 to 1.0. In addition, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, which would increase our leverage.

     Our substantial indebtedness:

     - will require us to dedicate approximately $14.1 million of our cash flow to principal payments on our indebtedness during the next fiscal year and, on a pro forma basis after giving effect to the acquisition of the power device business, the financings in connection with the acquisition, the application of the proceeds of such financings, our IPO and the application of the proceeds from the IPO, would have required us to dedicate approximately $70.9 million of our cash flow to interest payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

     - increases our vulnerability to general adverse economic and industry conditions;

     - limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

     - restricts us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; and

     - places us at a competitive disadvantage compared to our competitors that have less debt.

     We may not be able to generate the necessary amount of cash to service our existing debt, which may require us to refinance our debt or default on our scheduled debt payments.

     On a pro forma basis after giving effect to the acquisition of the power device business, the financings in connection with the acquisition, the application of the proceeds of such financings, the IPO and the application of the proceeds from the IPO, our interest expense for Fiscal 1999 would have been $79.9 million. On a pro forma basis after giving effect to the acquisition of the power device business, the financings in connection with the acquisition, the application of the proceeds of such financings, our IPO and the application of the proceeds from the IPO, our fixed charges for Fiscal 1999 would have exceeded our earnings by $127.5 million. On a historical basis, our fixed charges for Fiscal 1999 would have exceeded our earnings by $119.2 million. Our historical financial results have been, and we expect our future financial results will be, subject to substantial fluctuations.

     We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, because our senior credit facilities, which represented approximately 16.1% of our pro forma as adjusted indebtedness as of May 30, 1999, have variable interest rates, the cost of those borrowings will increase if market interest rates increase. If we are unable to service our indebtedness, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity.

OUR DEBT INSTRUMENTS RESTRICT OR PROHIBIT OUR ABILITY TO ENGAGE IN OR ENTER INTO BUSINESS, OPERATING AND FINANCING ARRANGEMENTS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO TAKE ADVANTAGE OF POTENTIALLY PROFITABLE BUSINESS OPPORTUNITIES.

     The operating and financial restrictions and covenants in our debt instruments may limit our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. Our debt instruments impose significant operating and financial restrictions on us, affecting our ability to incur additional indebtedness or create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, make investments or engage in other business activities, which could place us at a disadvantage relative to competitors not subject to such limitations. Failure to comply with any such restrictions could result in a default under the terms of our debt instruments. In the event of any such default, our debtholders could demand payment of all borrowings outstanding, including accrued interest and other fees. In addition, if we were unable to repay any borrowings under our senior credit facilities when due, the lenders could proceed against their collateral, which consists of substantially all of the assets of our company, Fairchild Semiconductor Corporation and its subsidiary guarantors. If the indebtedness under our debt instruments were to be accelerated, the value of our common stock would likely decrease significantly.

DOWNTURNS IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY OR CHANGES IN END USER MARKET DEMANDS COULD REDUCE THE VALUE OF OUR BUSINESS.

     The semiconductor industry is highly cyclical and the value of our business may decline during the "down" portion of these cycles. During the latter half of Fiscal 1998 and most of Fiscal 1999, we, as well as many others in our industry, experienced significant declines in the pricing of our products as customers reduced demand forecasts and manufacturers reduced prices to keep capacity utilization high. We believe these trends were due primarily to the Asian financial crisis and excess personal computer inventories. We cannot assure you that the market for semiconductors will improve or that our markets will not experience additional, possibly more severe and prolonged, downturns in the future. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, price competition for orders and the costs associated with the introduction of new products. The markets for our products depend on continued demand for personal computer, industrial, telecommunications, consumer electronics and automotive goods, and these end user markets may experience changes in demand that will adversely affect our prospects.

NEW TECHNOLOGIES COULD RESULT IN THE DEVELOPMENT OF NEW PRODUCTS AND A DECREASE IN DEMAND FOR OUR PRODUCTS, AND WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS TO SATISFY CHANGES IN CONSUMER DEMANDS.

     Our failure to develop new technologies, or react to changes in existing technologies, could materially delay our development of new products, which could result in decreased revenues and a loss of market share to our competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. For example, because we do not have a Flash Memory product, which is becoming a more significant product in the memory market, our revenues from the memory segment of our business have decreased. We cannot assure you that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner, or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technologies in our product markets could have a material adverse effect on our competitive position within the industry.

THE SEMICONDUCTOR BUSINESS IS VERY COMPETITIVE AND INCREASED COMPETITION COULD REDUCE THE VALUE OF AN INVESTMENT IN OUR COMPANY.

     The semiconductor industry, and the multi-market semiconductor product markets in particular, are highly competitive. Competition is based on price, product performance, quality, reliability and customer service. In addition, even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus are better able to pursue acquisition candidates and can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

BECAUSE OUR POWER DEVICE BUSINESS PREVIOUSLY OPERATED AS A DIVISION OF SAMSUNG ELECTRONICS, THE COSTS OF OPERATING THIS BUSINESS AS AN INDEPENDENT ENTITY MAY BE SIGNIFICANTLY GREATER THAN INITIALLY ESTIMATED.

     We purchased the power device business from Samsung Electronics in April 1999. The operation of the power device business as an independent entity may result in our incurring operating costs and expenses significantly greater than we anticipated prior to the acquisition of the power device business. Prior to our purchase of it, the power device business was operated as a division of Samsung Electronics. During 1998, the power device business incurred costs for research and development, sales and marketing and general and administrative activities. These costs represent expenses incurred directly by the power device business and charges allocated to it by Samsung Electronics. The power device business now obtains many of these services on an arm's length basis. However, to provide these services for a transition period after the acquisition of the power device business, we entered into a Transitional Services Agreement with Samsung Electronics under which the power device business continues to obtain a number of these services. We cannot assure you that upon termination of the Transitional Services Agreement, we will be able to obtain similar services on comparable terms.

     We entered into a number of long-term supply and support contracts with Samsung Electronics in connection with the acquisition of the power device business, and any decrease in the purchase requirements of Samsung Electronics or the inability of Samsung Electronics to meet its contractual obligations could substantially reduce the financial performance of our Korean subsidiary.

     As a result of the acquisition of the power device business, we have numerous arrangements with Samsung Electronics, including arrangements relating to product sales, designation as a vendor to affiliated Samsung companies and other services. Any material adverse change in the purchase requirements of Samsung Electronics, in its ability to supply the agreed-upon services or in its ability to fulfill its other obligations could have a material adverse effect on our Korean subsidiary. Although historically the power device business generated significant revenues from the sale of products to affiliated Samsung companies, we cannot assure you that we will be able to sell any products to affiliated Samsung companies or that the designation of the power device business as a vendor to those affiliated Samsung companies will generate any revenues for our company. Furthermore, under the Korean Fair Trade Law, the Fair Trade Commission may issue an order requiring a change in the terms and conditions of the agreements between us and Samsung Electronics if it concludes that Samsung Electronics has provided us with undue support or discriminated against our competitors.

THE POWER DEVICE BUSINESS SUBJECTS OUR COMPANY TO RISKS INHERENT IN DOING BUSINESS IN KOREA, INCLUDING LABOR RISK, POLITICAL RISK AND CURRENCY RISK.

     As a result of the acquisition of the power device business, we have operations in South Korea and are subject to risks associated with doing business in that country.

     In addition to other risks disclosed relating to international operations, some businesses in South Korea are presently subject to labor unrest. Also, relations between South Korea and North Korea have been tense over most of South Korea's history. Recent events involving, among other things, North Korea's refusal to comply with the Nuclear Non-Proliferation Treaty and several naval confrontations, have caused the level of tension between the two countries to increase. We cannot assure you as to whether or when this situation will be resolved or change abruptly as a result of current or future events. An adverse change in economic or political conditions in South Korea or in its relations with North Korea could have a material adverse effect on our Korean subsidiary.

     The power device business' sales are denominated primarily in U.S. Dollars while a significant portion of its costs of goods sold and its operating expenses are denominated in South Korean Won. Although we have taken steps to fix the costs subject to currency fluctuations and to balance Dollar vs. Won costs, a significant decrease in the value of the U.S. Dollar relative to the Won could have a material adverse effect on our financial performance and results of operations.

A CHANGE IN FOREIGN TAX LAWS OR A DIFFERENCE IN THE CONSTRUCTION OF CURRENT FOREIGN TAX LAWS BY RELEVANT FOREIGN AUTHORITIES COULD RESULT IN OUR NOT RECOGNIZING THE BENEFITS WE ANTICIPATED IN CONNECTION WITH THE TRANSACTION STRUCTURE USED TO CONSUMMATE THE ACQUISITION OF THE POWER DEVICE BUSINESS.

     The transaction structure we utilized for the acquisition of the power device business is based on assumptions about the various tax laws, including withholding tax, and other relevant laws of foreign jurisdictions. In addition, Fairchild Korea Semiconductor Ltd., our South Korean subsidiary, has been granted a ten year tax holiday. The first seven years are tax-free, followed by three years of income taxes at 50% of the statutory rate. If our assumptions about tax and other relevant laws are incorrect, or if foreign taxing jurisdictions were to change or modify the relevant laws, or if Fairchild Korea Semiconductor Ltd. were to lose its tax holiday, we could suffer adverse tax and other financial consequences or lose the benefits anticipated from our transaction structure.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS NOT FACED BY DOMESTIC COMPETITORS.

     We cannot assure you that we will be successful in overcoming the risks related to or arising from operating in international markets. We maintain significant operations in Cebu, the Philippines, Penang, Malaysia and, through the power device business, in South Korea. The following are risks inherent in doing business on an international level:

     - changes in import duties;

     - trade restrictions;

     - transportation delays;

     - work stoppages;

     - economic and political instability;

     - foreign currency fluctuations; and

     - the laws, including tax laws, and policies of the United States and of the countries in which we manufacture our products.

PRODUCTION TIME AND THE OVERALL COST OF OUR PRODUCTS COULD INCREASE IF WE WERE TO LOSE ONE OF OUR PRIMARY SUPPLIERS OR IF A PRIMARY SUPPLIER INCREASED THE PRICES OF RAW MATERIALS.

     Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis, and our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In addition, we subcontract a minority of our wafer fabrication and assembly and test operations to other manufacturers, including Torex, NS Electronics Ltd., Samsung Electronics and National Semiconductor. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

DELAYS IN BEGINNING PRODUCTION AT NEW FACILITIES, IMPLEMENTING NEW PRODUCTION TECHNIQUES, OR IN CURING PROBLEMS ASSOCIATED WITH TECHNICAL EQUIPMENT MALFUNCTIONS ALL COULD ADVERSELY AFFECT OUR MANUFACTURING EFFICIENCIES.

     Our manufacturing efficiency will be an important factor in our future profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields.

     In addition, as is common in the semiconductor industry, we have from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. As a consequence, we have suffered delays in product deliveries or reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

THE FAILURE OF NATIONAL SEMICONDUCTOR TO MAINTAIN ITS PURCHASE REQUIREMENTS OR MEET ITS CONTRACTUAL OBLIGATIONS COULD ADVERSELY AFFECT OUR CAPACITY UTILIZATION AND PROFITABILITY.

     We have several arrangements with National Semiconductor relating to the provision of our services and the sale of our products. Any material adverse change in the arrangements, such as National Semiconductor's ability to provide the agreed-upon services, its ability to fulfill its intellectual property indemnity obligations or its ability to fulfill its other obligations, could have a material adverse effect on us. In addition, any material adverse change in the purchase requirements of National Semiconductor under the foundry services agreement, or failure to continue making purchases after expiration of the agreement on June 11, 2000, could adversely affect our factory utilization and profitability.

BECAUSE MUCH OF OUR SUCCESS AND VALUE LIES IN OUR OWNERSHIP AND USE OF INTELLECTUAL PROPERTY, OUR FAILURE TO PROTECT THAT PROPERTY COULD ADVERSELY AFFECT OUR FUTURE GROWTH AND CONTINUED SUCCESS.

     Failure to protect our existing intellectual property rights may result in our losing valuable technologies or having to pay others for infringing on their intellectual property rights. We rely on patent, trade secret, trademark and copyright law to protect such technologies. Some of our technologies are not covered by any patent or patent application, and we cannot assure you that:

     - any of the more than 250 U.S. patents owned by us or numerous other patents which third parties license to us will not be invalidated, circumvented, challenged or licensed to others; or

     - any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all.

     In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

     We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of such research. Certain of our technologies have been licensed on a non-exclusive basis from National Semiconductor which may license such technologies to others, including, commencing on March 11, 2002, our competitors. In addition, under a technology licensing and transfer agreement, National Semiconductor has limited royalty-free, worldwide license rights (without right to sublicense) to some of our technologies. If necessary or desirable, we may seek licenses under patents or intellectual property rights claimed by others. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for technologies we use could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technologies.

OUR FAILURE TO OBTAIN OR MAINTAIN THE RIGHT TO USE CERTAIN TECHNOLOGIES MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

     Our future success and competitive position depend in part upon our ability to obtain or maintain certain proprietary technologies used in our principal products, which is achieved in part by defending claims by our competitors of intellectual property infringement. While we are not currently engaged in any material intellectual property litigation, we could become subject to lawsuits in which it is alleged that we have infringed upon the intellectual property rights of others. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

     - pay substantial damages;

     - cease the manufacture, use, sale or importation of infringing products;

     - expend significant resources to develop or acquire non-infringing technologies;

     - discontinue processes; or

     - obtain licenses to the infringing technologies.

     We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available under reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources.

WE MAY NOT BE ABLE TO CONSUMMATE FUTURE ACQUISITIONS, AND CONSEQUENCES OF THOSE ACQUISITIONS WHICH WE DO COMPLETE MAY ADVERSELY AFFECT US.

     We plan to continue to pursue additional acquisitions of related businesses. The expense incurred in consummating the future acquisition of related businesses, or our failure or inability to integrate such businesses successfully into our existing business, could result in our incurring unanticipated expenses and losses. We plan to continue to pursue additional acquisitions of related businesses in the future. We cannot assure you, however, that we will be able to identify or finance additional acquisitions or that, if consummated, we will realize any anticipated benefits from such acquisitions.

     Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing operations. In addition, although Samsung Electronics assists us in integrating the operations of the power device business into our operations pursuant to the Transitional Services Agreement, we may encounter unforeseen obstacles or costs in such integration. Possible future acquisitions could result in the incurrence of additional debt, contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our financial condition and operating results.

ITEM 2.  PROPERTIES

     In the United States, our corporate headquarters as well as the headquarters and wafer fabrication operations of the Logic Products Group are located in approximately 240,000 square feet of space in properties that we own in South Portland, Maine. Additional manufacturing, warehouse and office facilities are housed in approximately 300,000 square feet and 120,000 square feet of space in properties in Salt Lake City, Utah, which we own, and Mountain View, California, which we lease, respectively. Additional office and manufacturing space is located in leased facilities in Sunnyvale, California and San Diego, California.

     We are currently in the process of transferring our analog wafer fabrication plant from the Mountain View, California facility to our South Portland, Maine facility. On April 23, 1999, the Company sold its Mountain View property for approximately $35.7 million. The sale price is subject to (1) a $3.5 million holdback which will be paid to us unless the city council rejects the buyer's application to increase its building density from 35% to 50%; and
(2) a $500,000 deposit which has been placed into an escrow account and will be released to us upon the demolition of the existing structures on the Mountain View property. In connection with the sale of the Mountain View property, the Company has entered into an agreement to lease back the property until the transfer of its facility from the property is completed. We pay monthly rent of $125,000 under the lease, which expires on December 31, 2000.

     In Asia, we own or lease approximately 397,000 square feet and 170,000 square feet of manufacturing and warehouse space in Penang, Malaysia, and Cebu, the Philippines, respectively. Leases affecting the facilities in Penang, Malaysia, and Cebu, the Philippines, are generally in the form of long-term ground leases, under which we own improvements on the land. The initial terms of these leases will expire beginning in 2014. In some cases we have the option to renew the lease term, while in others we have the option to purchase the leased premises. We lease additional warehouse space in Singapore.

     We maintain regional sales offices in leased space in Swindon, England, Kowloon, Hong Kong, and Tokyo, Japan. In addition, we maintain smaller sales offices in leased space around the world.

     The power device business' corporate headquarters as well as its wafer fabrication operations are located in approximately 766,000 square feet of space in properties owned by the power device business in Bucheon, South Korea.

     We believe that our facilities around the world, whether owned or leased, are well-maintained. Our manufacturing facilities contain sufficient productive capacity to meet our needs for the foreseeable future.

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

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A Common Stock began trading on the New York Stock Exchange on August 4, 1999. There is no established public trading market for our Class B Common Stock. No established public trading market existed for either class of our common stock during the period covered by this annual report, and accordingly no high and low sales prices have been provided with respect to our common stock.

     As of August 12, 1999, there were 147 holders of record of our Class A Common Stock and two holders of our Class B Common Stock. We have not paid dividends on our Common Stock and have no present intention of so doing. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make. (See Note 4 to the Company's Consolidated Financial Statements.)

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data of the Company. The historical consolidated financial data as of May 30, 1999 and May 31, 1998 and for the fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997 are derived from the audited consolidated financial statements of the Company included elsewhere in this Form 10-K. The historical consolidated financial data as of May 25, 1997 and May 26, 1996 and for the year ended May 26, 1996 are derived from audited consolidated financial statements of the Company not included in this Form 10-K. The historical consolidated financial data as of and for the fiscal year ended May 28, 1995 are derived from unaudited consolidated financial statements of the Company that are not included in this Form 10-K. We believe that such unaudited consolidated financial statements included all adjustments necessary for the fair presentation of the financial condition and the results of operations of the Company for such period and as of such date. This information should be read in conjunction with the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                FISCAL YEAR
                                             --------------------------------------------------
                                               1999       1998       1997       1996      1995
                                             --------    -------    -------    ------    ------
                                                               (IN MILLIONS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Trade revenue..............................  $  654.1    $ 635.8    $ 587.8    $688.7    $629.6
Contract manufacturing revenue.............      81.0      153.4      104.2      87.6      50.7
                                             --------    -------    -------    ------    ------
     Total revenue.........................  $  735.1    $ 789.2    $ 692.0    $776.3    $680.3
                                             --------    -------    -------    ------    ------
Trade gross profit.........................  $  135.7    $ 194.2    $ 145.7    $216.8    $203.8
% of trade revenue.........................      20.7%      30.5%      24.8%     31.5%     32.4%
Contract manufacturing gross profit........      16.6       36.3        6.8        --        --
% of contract manufacturing revenue........      20.5%      23.7%       6.5%       --        --
Total gross profit.........................     152.3      230.5      152.5     216.8     203.8
% of total revenue.........................      20.7%      29.2%      22.0%     27.9%     30.0%
Net income (loss)(3).......................    (114.1)      20.6       15.5      72.3      74.3
OTHER FINANCIAL DATA:
EBIT(1)(2).................................  $   23.3    $ 102.8    $  51.3    $ 72.1    $ 72.5
Depreciation and other amortization........      95.3       83.2       77.1      64.2      44.7
Amortization of intangibles................       8.4        1.4         --        --        --
EBITDA(1)(2)...............................     127.0      187.4      128.4     136.3     117.2
Capital expenditures.......................      46.2       78.0       47.1     153.9     112.9
CONSOLIDATED BALANCE SHEET DATA (END OF
  PERIOD):
Inventories................................  $  148.6    $ 108.0    $  73.1    $ 93.1    $ 68.8
Total assets...............................   1,095.7      634.3      555.0     432.7     323.2
Long-term debt, less current portion.......   1,045.9      526.7      487.9        --        --
Redeemable preferred stock.................      90.1       80.5       71.8        --        --
Stockholders' equity (deficit).............    (240.4)    (116.6)    (133.3)    349.2     233.2

---------------
(1) Excludes one-time charges of $55.3 million for purchased in-process research and development and restructuring and impairments, and $15.4 million for additional sales and inventory reserves associated with our Memory restructuring action in Fiscal 1999; $15.5 million for purchased in-process research and development in Fiscal 1998; and $14.1 million for retention bonuses and $5.3 million for a restructuring charge in Fiscal 1997.

(2) Excludes other (income) expense.

(3) Prior to March 11, 1997, the amounts presented include revenues less direct and allocated expenses. (See Note 1 to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of Fairchild International included elsewhere in this Form 10-K.

OVERVIEW

     The Company is a leading designer, manufacturer and supplier of high-performance logic, non-volatile memory, discrete power and signal technology and analog and mixed signal semiconductors, serving the personal computer, industrial, telecommunications, consumer electronics and automotive markets. The predecessor to Fairchild Semiconductor Corporation, a wholly-owned subsidiary of Fairchild International, was renowned as one of the pioneering companies of the semiconductor industry. The founders of the Fairchild Semiconductor business in the 1950's invented the planar process of manufacturing semiconductors, regarded as one of the most significant achievements in the semiconductor industry since the invention of the transistor. These early innovations form the base of a rich history. Acquired in 1979 by Schlumberger, Fairchild continued to innovate, introducing logic products such as FAST(R)(Fairchild Advanced Schottky Technology) and FACT(TM) (Fairchild Advanced CMOS Technology), which remain industry standard products today. In 1987, the Fairchild business was acquired by National Semiconductor and integrated into its operations. The assets of the Fairchild business were separated from National Semiconductor on March 11, 1997 pursuant to an Agreement and Plan of Recapitalization and the Company began operating as a stand-alone entity. At that time, our businesses consisted of the Logic Products Group, historically a core business of Fairchild, the Discrete Products Group and the Non-Volatile Memory Products Group, historically multi-market businesses of National Semiconductor. On December 31, 1997, the Company acquired all of the outstanding common stock of Raytheon for approximately $117.0 million in cash. Raytheon designs, manufactures and markets high-performance analog and mixed signal semiconductors with long product lives for the personal computer, communications, broadcast video and industrial markets. Immediately prior to the closing of the transaction, Raytheon was renamed Fairchild Semiconductor Corporation of California and, upon closing, became a wholly-owned subsidiary of the Company. The transaction was accounted for as a purchase. Accordingly, the Company's operating results in Fiscal 1998 include the operating results of Fairchild Semiconductor Corporation of California as of the date of the acquisition. On April 13, 1999, the Company acquired the power device business of Samsung Electronics for $414.9 million in cash, including fees and expenses. The power device business designs, manufactures and markets power discrete semiconductors and standard analog integrated circuits serving the personal computer, industrial, telecommunications and consumer electronics markets. The transaction was accounted for as a purchase. Accordingly, the Company's operating results in Fiscal 1999 include the operating results of the power device business, now the Power Device Products Group, as of the date of the acquisition. The results of operations in Fiscal 1997 for the period prior to March 11, 1997 reflect the operating results of the Fairchild Semiconductor Business (the "Business") of National Semiconductor, and are not necessarily indicative of the results that would have been obtained as a stand-alone company during that time. This is due in part to the fact that National Semiconductor allocated to the Business corporate and other overhead costs at levels higher than those experienced as a stand-alone company. In addition, the Business, prior to the establishment of the Company, provided contract manufacturing services to National Semiconductor at cost and now provides such services at higher prices. Under manufacturing agreements with National Semiconductor, it is required to purchase not less than $330.0 million of contract manufacturing services from the Company during the first 39 months after consummation of the Recapitalization.

     The Company has defined five reportable segments, Analog Products Division, which we refer to as Analog; Discrete Power and Signal Technologies Group, which we refer to as Discrete; Logic Products Group, which we refer to as Logic; Non-Volatile Memory Division, which we refer to as Memory; and Power Device Products Group, which we refer to as Power Device. The following table sets forth the composition of trade revenue by reportable segments and contract manufacturing services, as a percentage of total revenues excluding one-time charges of $5.5 million in the Memory segment in Fiscal 1999:

                                                               FISCAL YEAR ENDED MAY
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Analog......................................................    8.7%     4.1%      --
Discrete....................................................   24.4%    23.7%    23.8%
Logic.......................................................   36.1%    38.4%    41.2%
Memory......................................................    9.9%    14.4%    19.9%
Power Device................................................   10.0%      --       --
                                                              -----    -----    -----
     Subtotal trade sales...................................   89.1%    80.6%    84.9%
Contract Manufacturing Services.............................   10.9%    19.4%    15.1%
                                                              -----    -----    -----
     Total..................................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

YEAR ENDED MAY 30, 1999 COMPARED TO YEAR ENDED MAY 31, 1998

     Results of Operations. The Company incurred a net loss of $114.1 million in Fiscal 1999, compared to net income of $20.6 million in Fiscal 1998. The net loss in Fiscal 1999 includes pre-tax charges totaling $75.9 million for in-process research and development ($34.0 million) and the write-off of deferred financing fees in connection with a refinancing of our senior credit facilities ($5.2 million) as part of the acquisition of the power device business of Samsung Electronics in April 1999, and restructuring and related charges totaling $36.7 million. The Fiscal 1999 restructuring charges pertain to a workforce reduction undertaken in the first quarter ($4.5 million), the transfer of Analog assembly and test operations in the third quarter ($2.7 million), the closure of the Mountain View facility ($10.0 million) recorded in the fourth quarter and the restructuring of the Memory business ($19.5 million), also in the fourth quarter. The charge for the Memory restructuring includes $5.5 million and $9.9 million recorded as a reduction to revenue and an increase to cost of sales, respectively, for additional sales and inventory reserves associated with the restructuring. Net income in Fiscal 1998 includes pre-tax charges of $15.5 million for in-process research and development associated with the acquisition of Raytheon and an after-tax charge of $1.5 million for the cumulative effect of a change in accounting principle. Excluding unusual charges, net of tax effect, and amortization of acquisition-related intangibles of $8.4 million and $1.4 million in Fiscal 1999 and Fiscal 1998, respectively, the Company incurred a net loss of $33.4 million in Fiscal 1999, compared to net income of $33.5 million in Fiscal 1998. The decrease is due primarily to soft market conditions in the semiconductor industry that persisted for much of Fiscal 1999, which resulted in severe price competition and factory underutilization, particularly in the first half of Fiscal 1999, which negatively impacted gross profit.

     The Company incurred an operating loss of $47.4 million in Fiscal 1999, compared to operating income of $87.3 million in Fiscal 1998. Excluding unusual charges, operating income was $23.3 million in Fiscal 1999, compared to $102.8 million in Fiscal 1998. Excluding unusual charges and depreciation and amortization of $103.7 million and $84.6 million in Fiscal 1999 and Fiscal 1998, respectively, earnings before interest, taxes and depreciation and amortization, which we refer to as EBITDA, was $127.0 million in Fiscal 1999, compared to $187.4 million in Fiscal 1998. EBITDA is presented because the Company believes that it is a widely accepted financial indicator of an entity's ability to incur or service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations or cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of the operating performance of the Company, or as an alternative to cash flows as a measure of liquidity.

     Revenues. The Company's revenues consist of trade sales to unaffiliated customers (89.1% and 80.6% of total revenues in Fiscal 1999 and Fiscal 1998, respectively) and contract manufacturing services to National Semiconductor (10.9% and 19.4% of total revenues in Fiscal 1999 and Fiscal 1998, respectively). Trade sales increased 2.9% to $654.1 million in Fiscal 1999 from $635.8 million in Fiscal 1998. Trade sales in Fiscal 1999 include those of the Power Device Products Group since the acquisition date of April 13, 1999, and a full-year of Analog. Additionally, trade sales have been reduced by $5.5 million in Fiscal 1999 for one-time charges for additional sales reserves as a result of the Memory restructuring. Trade sales in Fiscal 1998 include those of Analog since the acquisition date of December 31, 1997. Excluding Power Device revenues, one time charges and normalizing Analog sales for the non-comparable periods, trade sales decreased 14.0% in Fiscal 1999 from Fiscal 1998. All segments reported trade sales decreases from the prior year, due to industry-wide soft market conditions that were prevalent for much of Fiscal 1999. These soft market conditions, caused by the Asian financial crisis and excess capacity in the semiconductor industry as a whole, resulted in severe price pressures, which accounted for the majority of the revenue shortfall on a comparable basis. Unit volume was flat for Fiscal 1999 as compared to Fiscal 1998.

     Geographically, 33%, 17% and 50% of the Company's trade sales in Fiscal 1999 were generated in the United States, Europe and Asia, respectively, compared to 38%, 21% and 41%, respectively, in Fiscal 1998. Soft market conditions prevalent in Fiscal 1999 negatively impacted all geographic regions. Trade sales in the United States decreased 9.8% in Fiscal 1999 from Fiscal 1998. Excluding one time charges, trade sales decreased 7.6%. Trade sales in Europe decreased 16.1% in Fiscal 1999 from Fiscal 1998. Trade sales in Asia increased 24.3% in Fiscal 1999 over Fiscal 1998. Asia sales include those in Southeast Asia, Korea and Japan. The increase in trade sales is due entirely to the acquisition of the Power Device Product Group. Excluding the Power Device Product Group, Asia trade sales decreased 2.1% in Fiscal 1999 from Fiscal 1998. Contract manufacturing revenues decreased 47.2% to $81.0 million in Fiscal 1999, compared to $153.4 million in Fiscal 1998. Contract manufacturing revenues in Fiscal 1999 include $18.7 million of billings under the guaranteed annual revenue and fixed cost recovery provisions of the manufacturing agreements with National Semiconductor. The decrease was due to reduced demand from National Semiconductor.

     Gross Profit. Gross profit decreased 33.9% to $152.3 million in Fiscal 1999 from $230.5 million in Fiscal 1998. Gross trade profit in Fiscal 1999 was negatively impacted by unusual charges of $15.4 million for additional sales and inventory reserves as a result of the Memory restructuring action. Excluding unusual charges, gross profit decreased 27.2% to $167.7 million in Fiscal 1999. Gross profit includes $16.6 million and $36.3 million in Fiscal 1999 and Fiscal 1998, respectively, attributable to contract manufacturing services provided to National Semiconductor. As a percentage of trade sales, gross trade profit, which excludes contract manufacturing, was 20.7% in Fiscal 1999 compared to 30.5% in Fiscal 1998. Excluding unusual charges, gross trade profit as a percentage of trade sales was 22.9% in Fiscal 1999. The decrease in gross trade profits as a percentage of sales in Fiscal 1999 from Fiscal 1998 was due to lower average trade selling prices and the negative effects of significantly decreased demand from National Semiconductor.

     Contract manufacturing gross profit decreased 54.3% in Fiscal 1999 from Fiscal 1998. As a percentage of contract manufacturing revenue, contract manufacturing gross profit was 20.5% in Fiscal 1999, compared to 23.7% in Fiscal 1998. The decrease in contract manufacturing gross profit as a percent of contract manufacturing revenues is due to the negative effects of lower factory utilization due to reduced demand from National Semiconductor and an unfavorable sales mix toward ABiC wafers produced in the Company's six-inch fab in South Portland, Maine.

     Research and Development. Research and development expenses ("R&D") were $39.3 million, or 6.0% of trade sales in Fiscal 1999, compared to $35.7 million, or 5.6% of trade sales in Fiscal 1998. The increase in R&D expenses is due to the addition of the R&D expenses of the power device business and a full year of Analog R&D expenses in Fiscal 1999, as compared to five months of Analog R&D expenses recorded in Fiscal 1998. R&D efforts are focused on our growth products (CMOS logic, DMOS, Analog and Power Device). In Fiscal 1999, R&D expenditures were 7.7% of trade sales for these growth products, and 3.0% of trade sales for all other products. In Fiscal 1998, R&D expenditures were 8.7% and 2.7% for growth and all other products, respectively. The decrease in R&D expenditures for growth products as a percentage of trade sales is due to the relatively small R&D requirements of the power device business as a percentage of sales.

     Selling, General and Administrative. Selling, general and administrative expenses ("SG&A") were $105.1 million, or 16.1% of trade sales in Fiscal 1999, compared to $92.0 million or 14.5% of trade sales in Fiscal 1998. The increase in SG&A expenses is due to the addition of the SG&A expenses of the power device business, a full year of Analog SG&A expenses in Fiscal 1999, as compared to five months of Analog SG&A expenses recorded in Fiscal 1998 and amortization of acquisition-related intangibles, including a full year of amortization of intangibles related to the Raytheon acquisition in Fiscal 1999 as compared to five months in Fiscal 1998.

     Restructuring. Fiscal 1999 included restructuring charges of $21.3 million, as the Company took several actions during Fiscal 1999 to reduce costs and improve profitability in a number of areas. In the fourth quarter of Fiscal 1999, the Company took a pre-tax charge of $4.1 million for actions to improve the profitability of the Memory Products Group. These actions include transferring wafer fabrication activities in Salt Lake City, Utah to third-party subcontractors and obsoleting Memory product lines. The charge consists of $3.9 million for non-cash asset impairments at the Company's facilities in Salt Lake City, Utah and Sunnyvale, California, and $0.2 million for severance and employee separation costs. In addition, the Company took charges of $5.5 million and $9.9 million recorded to revenue and cost of sales, respectively, for additional sales and inventory reserves. Including these charges, the total charge for the Memory restructuring was $19.5 million.

     In the fourth quarter of Fiscal 1999, the Company took a pre-tax charge of $10.0 million for the closure of its Mountain View facility, which supports the Analog Products Group. The Company is transferring Analog wafer fabrication activities to its facility in South Portland, Maine. As a result of this transfer, the Company expects a substantial reduction in Analog wafer costs and improved gross profit. The charge consists of $4.0 million for severance and employee separation costs, $4.5 million for non-cash asset impairments, including a one-time loss for the sale of the Mountain View facility of $1.9 million and $1.5 million in other exit costs. In March 1999, the Company sold the facility for $30.2 million, net of closing costs, $0.5 million in escrow to cover demolition costs, and a $3.5 million holdback, payment of which is contingent upon either favorable action or no action within one year of the sale date by the City of Mountain View with respect to the buyer's application to increase the building density on the site. The Company views the holdback as a contingent gain, and as such did not record this amount in its Statement of Operations. The Company expects, however, that a favorable ruling will be granted which will enable the Company to record a one-time gain from receipt of the holdback in a subsequent period. In the third quarter of Fiscal 1999, the Company took a pre-tax charge of $2.7 million for the transfer of Analog assembly and test activities from its Mountain View facility to the Company's facility in Penang, Malaysia and various third- party subcontractors. The charge consisted of $1.9 million for non-cash asset impairments and $0.8 million for severance and employee separation costs. Total charges for Analog restructuring activities, including the loss on sale of the Mountain View facility, were $12.7 million in Fiscal 1999.

     In the first quarter of Fiscal 1999, the Company took a pre-tax restructuring charge of $4.5 million in connection with a plan to reduce costs and improve operating efficiencies. The charge consisted of $3.7 million for severance and employee separation costs related to the reduction of approximately 600 salaried, hourly and temporary positions in the United States and Cebu, the Philippines, representing approximately 10% of the Company's payroll. In addition, $0.8 million was recorded for the write-off of various idle assets in the Company's Mountain View and Salt Lake City facilities.

     Interest expense, net. Interest expense, net was $71.8 million in Fiscal 1999, compared to $54.5 million in Fiscal 1998. The increase was due to the write-off of deferred financing fees of $5.2 million in connection with the refinancing of its senior credit facilities as part of the acquisition of the power device business, incremental interest expense as a result of additional indebtedness incurred to finance the acquisition, a full year of interest expense on borrowings to finance the Raytheon acquisition, as compared to five months in Fiscal 1998 and interest expense on short-term borrowings in Fiscal 1999 which did not occur in Fiscal 1998.

     Income Taxes. Income tax expense (benefit) was a benefit of $(5.1) million in Fiscal 1999, compared to income tax expense of $10.7 million in Fiscal 1998. The effective tax rate for Fiscal 1999 was 4.3%, compared to 32.6% in Fiscal 1998. The decrease in the effective rate is due to the inability of the Company to carry back its Fiscal 1999 operating loss due to the short time it has operated as a stand-alone entity and a tax holiday for income generated by our Korean subsidiary, Fairchild Korea Semiconductor Ltd., formed as a result of the acquisition of the power device business. Fairchild Korea Semiconductor Ltd. has been granted a ten year tax holiday. The first seven years are tax-free, followed by three years of income taxes at 50% of the statutory rate.

     Effective for the fiscal year ended May 30, 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In accordance with the provisions of SFAS No. 131, comparative disclosures of selected operating results of the Company's reportable segments have been included for Fiscal 1998 and 1997.

     Analog and Mixed Signal Products Division. The Company formed the Analog and Mixed Signal Products Division upon completion of the acquisition of Raytheon. Its product offerings include standard linear products such as operational amplifiers, low drop out regulators and ground fault interrupters, D/C to D/C converters and high performance mixed signal products targeted toward broadcast video applications. Analog revenues increased 100.3% to $64.1 million in Fiscal 1999 from $32.0 million in Fiscal 1998. Fiscal 1998 includes revenues of Analog from the acquisition date. Normalized for the non-comparable period, Analog revenues were $25.5 million in Fiscal 1999, a decrease of 20.3% from Fiscal 1998. The decrease for the comparable period in Fiscal 1999 from Fiscal 1998 is due to revenue decreases in its mature products, combined with lower than anticipated new product revenues.

     Analog generated an operating loss of $2.4 million in Fiscal 1999 excluding restructuring charges, compared to operating income of $2.2 million in Fiscal 1998. Normalized for the non-comparable period, the operating loss was $2.7 million in Fiscal 1999. The decrease in operating income is primarily driven by the decline in revenues.

     Discrete Power and Signal Technologies Products Group. Discrete designs, manufactures and markets a broad line of DMOS power MOSFETs, which we refer to as DMOS, and bipolar power transistors and small signal transistors, which we refer to as Bipolar. Its products are primarily designed for low- and medium-voltage applications, such as notebook computers. DMOS power MOSFETs are manufactured using our leading edge Trench technology. Discrete revenues decreased 3.7% to $180.3 million in Fiscal 1999, compared to $187.3 million in Fiscal 1998. The decrease is attributable to lower revenues for its mature Bipolar products, which decreased 18.1% from Fiscal 1998, partially offset by higher revenues for its DMOS products, which increased 7.9% from Fiscal 1998.

     Discrete generated operating income of $4.8 million in Fiscal 1999, compared to $44.9 million in Fiscal 1998. The decrease was due primarily to lower gross profit as a result of lower contract manufacturing profits, unfavorable sales mix, the negative effect of underutilization of the Salt Lake City fab, driven by lower contract manufacturing and Memory volumes, and inventory write-downs in the Cebu, the Philippines assembly and test facility.

     Logic Products Group. Logic designs, manufactures and markets a broad line of high-performance standard logic products. Its focus is on the growing CMOS logic market, from industry standard FACT and HCMOS to new products such as TinyLogic, GTL, LCX and LVT. Its products also include mature bipolar logic products such as FAST, LS and TTL. Price competition was particularly intense in Logic in Fiscal 1999. Logic revenues decreased 11.7% to $267.6 million in Fiscal 1999, compared to $303.0 million in Fiscal 1998. The decrease is attributable to lower bipolar logic revenues, which decreased 29.4% from Fiscal 1998, partially offset by higher CMOS revenues, which increased 1.9% in Fiscal 1999 due to success in new product introductions. New product revenues doubled in Fiscal 1999 over Fiscal 1998.

     Logic generated operating income of $35.7 million in Fiscal 1999, compared to $70.0 million in Fiscal 1998. The decrease in operating income is attributable to lower average selling prices due to soft market conditions in Fiscal 1999 and lower contract manufacturing profits.

     Non-Volatile Memory Division. Memory designs, manufactures and markets a broad line of serial EEPROM and EPROM products. In order to improve the profitability of Memory, the Company took a charge of $19.5 million in Fiscal 1999. Actions include transferring wafer fabrication activities in Salt Lake City, Utah to third-party subcontractors and obsoleting Memory product lines. Excluding a charge of $5.5 million recorded as a reduction to revenue in the form of increased sales reserves as part of the restructuring, Memory revenues decreased 35.3% to $73.4 million from $113.5 million in Fiscal 1998. The revenue decrease was across all product lines. EEPROM revenues decreased 30.7% in Fiscal 1999 from Fiscal 1998, and EPROM revenues decreased 46.6% in Fiscal 1999 from Fiscal 1998. The decreases are due to lower average selling prices, lower volumes due to soft market conditions, and in the case of EPROM, a rapidly shrinking market, which is being replaced by FLASH memory.

     Memory generated an operating loss of $26.4 million in Fiscal 1999, excluding the restructuring charge, compared to an operating loss of $14.2 million in Fiscal 1998. The increase in the operating loss is due primarily to lower average selling prices as a result of soft market conditions in Fiscal 1999.

     Power Device Products Group. The Company formed the Power Device Products Group upon completion of the acquisition of the power device business from Samsung Electronics on April 13, 1999. The Power Device Products Group's results of operations are consolidated with those of the Company as of the acquisition date. The Power Device Products Group designs, manufactures and markets power discrete semiconductors and standard analog integrated circuits, serving the personal computer, industrial, telecommunications and consumer electronics markets. Its products are complementary to our existing Analog and Discrete portfolios. The Power Device Products Group had revenues of $74.2 million, consisting of analog and discrete revenues of $31.7 million and $40.7 million, respectively, and operating income of $12.7 million in Fiscal 1999. The Power Device Products Group performs foundry services under manufacturing agreements with Samsung Electronics. Foundry revenues were $1.8 million in Fiscal 1999.

     The combination of the Company's analog and discrete product portfolios with those of the Power Device Products Group gives the Company offerings in 92 of the top 100 best-selling analog product types by volume, and one of the broadest portfolios of discrete products in the industry. On a combined basis, our analog and discrete revenues were $95.8 million and $221.0 million, respectively, in Fiscal 1999 or 48.4% of our trade revenues.

YEAR ENDED MAY 31, 1998 COMPARED TO YEAR ENDED MAY 25, 1997

     Results of Operations. Net income increased 32.9% to $20.6 million in Fiscal 1998, as compared to $15.5 million in Fiscal 1997. Net income in Fiscal 1998 includes a pre-tax charge for in-process research and development associated with the acquisition of Raytheon ($15.5 million) and an after-tax charge for the cumulative effect of a change in accounting principle pertaining to business process reengineering costs associated with the Company's enterprise software system implementation ($1.5 million) which had been previously capitalized. Net income in Fiscal 1997 includes pre-tax charges related to payment of retention bonuses ($14.1 million) and a restructuring charge ($5.3 million) related to workforce reductions. In addition, Fiscal 1998 net income includes a full year of interest expense and income taxes, while Fiscal 1997 includes these charges only for the period subsequent to the Recapitalization. Prior to the Recapitalization, the Business did not incur these costs. Excluding unusual charges and amortization of acquisition-related intangibles of $1.4 million in Fiscal 1998, net of tax effect, net income was $33.5 million and $34.9 million in Fiscal 1998 and Fiscal 1997, respectively.

     Operating income, excluding unusual charges, increased 100.4% to $102.8 million in Fiscal 1998 from $51.3 million in Fiscal 1997. Included in operating income is $36.3 million and $6.8 million of gross profit on contract manufacturing services in Fiscal 1998 and 1997, respectively, under manufacturing agreements with National Semiconductor. Gross profit on contract manufacturing services in Fiscal 1997 was generated subsequent to the Recapitalization of Fairchild. Prior to the Recapitalization, contract manufacturing revenues were recorded at cost. In addition, operating income in Fiscal 1998 increased over Fiscal 1997 due to higher trade revenues as a result of the acquisition of Raytheon and improved market conditions, particularly in the first half of the year, higher trade gross profit due to improved factory utilization, and the favorable effect of currency devaluations in Southeast Asia on manufacturing costs. The following table depicts operating income for our reportable segments:

                                                              FISCAL YEAR ENDED
                                                                     MAY
                                                              -----------------
                                                               1998       1997
                                                              -------    ------
                                                                (IN MILLIONS)
Analog......................................................  $  2.2     $  --
Discrete....................................................    44.9      21.7
Logic.......................................................    70.0      21.3
Memory......................................................   (14.2)      5.0

     Analog was formed upon the completion of the acquisition of Raytheon. Its results are consolidated with those of the Company as of the date of acquisition. Discrete and Logic operating profits increased 106.9% and 228.6%, respectively, in Fiscal 1998 from Fiscal 1997. Memory suffered an operating loss in Fiscal 1998, due primarily to lower revenues and gross profits as a result of intense price competition.

     Excluding unusual charges, depreciation and amortization of $84.6 million and $77.1 million in Fiscal 1998 and 1997, respectively, and other expense of $1.4 million in Fiscal 1997, EBITDA increased 46.0% to $187.4 million in Fiscal 1998 from $128.4 million in Fiscal 1997.

     The Company's results for the fiscal year ended May 31, 1998 consist of 53 weeks of activity, compared to 52 weeks for the fiscal years ended May 25, 1997 and May 26, 1996.

     Revenues. The Company's revenues consist of trade sales to unaffiliated customers (80.6% and 84.9% of total revenues in Fiscal 1998 and 1997, respectively) and revenues from contract manufacturing services provided to National Semiconductor (19.4% and 15.1% of total revenues in Fiscal 1998 and 1997, respectively).

     Trade sales increased 8.2% to $635.8 million in Fiscal 1998 compared to $587.8 million in Fiscal 1997. Trade sales for Fiscal 1998 include those of Raytheon since the acquisition. Excluding Raytheon, trade sales increased 2.7% in Fiscal 1998 over Fiscal 1997. The increase in trade sales was driven primarily by increased unit volume, as average selling prices were flat. Average selling prices increased year over year for the first three quarters in Fiscal 1998, but decreased significantly in the fourth quarter as industry-wide market conditions softened.

     Discrete trade sales increased 13.9% in Fiscal 1998 over Fiscal 1997. The increase was due to higher average selling prices, driven by new product introductions and a favorable sales mix, and slightly higher unit volume. DMOS trade sales increased 39.9% in Fiscal 1998 over Fiscal 1997, offsetting a decrease of 7.6% in Bipolar trade sales. The increase in DMOS trade sales was due to higher sales volume of new products featuring our Trench technology, which offset price erosion in some of the more mature DMOS products. The decrease in Bipolar trade sales was driven by a combination of lower sales volume and slightly lower average selling prices. Reflective of our growth strategy, trade sales of DMOS products in Fiscal 1998 exceeded trade sales in Bipolar products for the first time.

     Logic trade sales increased 6.2% in Fiscal 1998 over Fiscal 1997. The increase was driven by higher unit volume, which offset a decrease in average selling prices. In Fiscal 1998, CMOS trade sales increased 14.3% over Fiscal 1997, offsetting a decrease of 2.8% in Bipolar trade sales. The increase in CMOS trade sales was across all product lines, including VHC, LCX, FACTTM and HCMOS. The decrease in Bipolar trade sales is reflective of the general market trend toward lower power consuming CMOS products.

     Memory trade sales decreased 17.7% in Fiscal 1998 over Fiscal 1997. The decrease was driven by lower prices impacting all memory product lines due to competitive pressures, partially offset by higher volume, particularly in EEPROM. EEPROM had increased trade sales of 4.7% in Fiscal 1998 over Fiscal 1997. In a declining market, EPROM trade sales decreased 46.2% in Fiscal 1998 over Fiscal 1997, as EPROMs are being rapidly phased out by FLASH memory products in the marketplace.

     Geographically, 38%, 21% and 41% of trade sales were derived in the United States, Europe and Asia, respectively, in Fiscal 1998, compared to 38%, 20% and 42% in Fiscal 1997. Trade sales in all regions grew over Fiscal 1997 levels. Europe increased 12.7%, the United States increased 8.8% and Asia increased 5.4%, despite soft economic conditions in the region. Asia trade sales were influenced by strong growth in Southeast Asia, which offset a year over year decline in Japan.

     Contract manufacturing revenues increased 47.2% to $153.4 million in Fiscal 1998 compared to $104.2 million in Fiscal 1997. This increase, when normalized for higher prices to include a markup for all of Fiscal 1998, reflects greater demand from National Semiconductor, particularly in the first nine months of Fiscal 1998. During the fourth quarter, foundry revenues decreased 26.1% from the third quarter as National Semiconductor sharply cut back its demand in response to its own publicly-announced restructuring created by soft market conditions in the industry.

     Gross Profit. Gross profit increased 51.2% to $230.5 million in Fiscal 1998, compared to $152.5 million in Fiscal 1997. Included in gross profit in Fiscal 1998 and 1997 is $36.3 million and $6.8 million, respectively, attributable to contract manufacturing services provided to National Semiconductor. Prior to the Recapitalization, these revenues were recorded at cost. Gross trade profit excluding contract manufacturing increased 33.3% in Fiscal 1998 over Fiscal 1997. As a percentage of trade sales, gross trade profits were 30.5% and 24.8% in Fiscal 1998 and 1997, respectively. The increase in gross trade profit as a percentage of trade sales was due to increased factory utilization due to improved market conditions that existed through the third quarter of Fiscal 1998, the favorable effect on fixed cost absorption of increased demand from National Semiconductor in the first nine months of Fiscal 1998, the favorable effects of currency devaluations in Southeast Asia on our manufacturing costs and the acquisition of Raytheon, which increased our portfolio of higher-margin products.

     Research and Development. R&D expenses were $35.7 million, excluding a $15.5 million pre-tax charge for purchased in-process R&D expenses associated with the acquisition of Raytheon, or 5.6% of trade sales in Fiscal 1998, compared to $18.9 million, or 3.2% of trade sales in Fiscal 1997. The increase in R&D expenses is driven by higher spending to support new product development, reflecting the Company's renewed emphasis on R&D efforts as a stand-alone company following the Recapitalization. Prior to the Recapitalization, R&D expenditures of the Business primarily consisted of allocations from National Semiconductor. Reflective of increased R&D efforts, the Company approximately doubled the number of new products introduced in Fiscal 1998 from Fiscal 1997. In addition, the Company is spending higher levels of R&D expenses for its Analog and Mixed Signal products, reflecting its strategy to focus on and grow this segment of its business. R&D efforts are focused on our growth products:
CMOS Logic, DMOS, EEPROM and Analog. In Fiscal 1998, R&D expenditures were 8.9% of trade sales for these growth products, and 0.5% of trade sales for our mature products (Bipolar Logic, Bipolar Discretes and EPROM). Comparison of the above to Fiscal 1997 is not meaningful as the Company was not a stand-alone entity for the entire year.

     Selling, General and Administrative. SG&A expenses were $92.0 million, or 14.5% of trade sales, in Fiscal 1998, compared to $96.4 million, or 16.4% of trade sales, in Fiscal 1997. Excluding one-time retention bonuses of $14.1 million charged in Fiscal 1997, SG&A expenses were $82.3 million, or 14.0% of trade sales in Fiscal 1997. The increase in SG&A expenses as a percent of trade sales after elimination of retention bonuses is due to higher selling and marketing expenses driven by inefficiencies experienced in the first half of Fiscal 1998 while operating under transition service agreements with National Semiconductor, and in the second half of Fiscal 1998 due to the integration of the Raytheon sales force into the Company. The increase in selling and marketing expenses was partially offset by a decrease in general and administrative expenses due to lower expenses incurred as a stand-alone entity in Fiscal 1998 compared to Fiscal 1997, which reflects nine months of direct and allocated expenses of the Business while operated by National Semiconductor.

     Restructuring. Fiscal 1997 included a restructuring charge of $5.3 million, incurred in the first quarter, for severance and other costs directly attributable to a workforce reduction.

     Interest Expense, Net. Interest expense, net was $54.5 million and $11.2 million in Fiscal 1998 and 1997, respectively. Fiscal 1998 includes a full year of interest expense on indebtedness incurred to finance the Recapitalization of the Company, while Fiscal 1997 contains approximately one quarter of such interest expense. In addition, the Company incurred additional indebtedness due to the purchase of Raytheon in the third quarter of Fiscal 1998. Prior to the Recapitalization, the Business was allocated net interest expense from National Semiconductor. This amount is included in other expense.

     Other Expenses. Other expense was $1.4 million in Fiscal 1997, consisting primarily of net interest expense allocated to the Business by National Semiconductor. There were no comparable amounts incurred in Fiscal 1998.

     In the third quarter of Fiscal 1998, the Company took a pre-tax charge of $15.5 million for purchased in-process research and development in conjunction with the acquisition of Raytheon and an after-tax charge of $1.5 million for the cumulative effect of an accounting charge pertaining to treatment of business process reengineering costs associated with our enterprise software system implementation. The enterprise software system implementation costs, relating to activities to assess the system's capabilities in light of our current business processes, were previously capitalized as part of the cost of the software. Emerging Issues Task Force Issue 97-13, dated November 20, 1997, requires companies to expense such costs as incurred.

     Income Taxes. Income taxes were $10.7 million and $3.8 million in Fiscal 1998 and 1997, respectively. In Fiscal 1998, income taxes were recorded at an effective tax rate of 32.6%. In Fiscal 1997, income taxes were recorded only for the period subsequent to the recapitalization of Fairchild Semiconductor Corporation, at an effective rate of 39.1%. The lower tax rate in Fiscal 1998 is due to a higher proportion of taxable income in lower tax countries as compared to Fiscal 1997. Prior to the Recapitalization, the Business did not record a tax provision or pay income taxes as it operated as a division of National Semiconductor.

ACQUISITION OF THE POWER DEVICE BUSINESS

     In connection with the acquisition of the power device business, the Company allocated $34.0 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     The Company's management assessed and allocated values to the in-process research and development. The value assigned to these assets was determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the power device business' next generation products. A discussion of the most significant projects follows.

     Smart Power Switch ("SPS"). This product line combines a Power Discrete MOSFET and an analog IC in a single package to provide customers with low cost, high functionality, high reliability and high productivity solutions. These products are used in power chargers, and power supplies for PCs, TVs, VCRs, and monitors. Research and development is focused on cost reduction and further reliability improvement of existing products. Long-term research and development is focused on proprietary chip-on-chip assembly technology as well as developing a one-chip solution.

     Motor IC. This product line specializes in IC products that control various motor drives. These products are used for driving motors in automotive, camera, CD-ROM, CD player, floppy disk drive, hard disk drive, and video recorder applications. Current research and development is focused on adding more channels as well as adding more intelligence/functionality onto the IC chips.

     Integrated Gate Bipolar Transistor ("IGBT"). This product line uses a proprietary silicon bonding process to fabricate devices for very high voltage applications. Industrial segment applications include power supplies, welding machines, robotics, ignition controls, and battery chargers. Consumer segment applications include lighting ballasts, camera strobes, induction heaters, microwave ovens, and washing machines. Research and development is focused on developing IGBTs that will work with products that operate at higher frequency ranges as well as higher voltages and higher currents.

     The fair values assigned to each of the significant projects and estimated time to complete are reported below. The estimated costs to complete for these projects, which are estimated to be $4.7 million, are expected to be spent evenly for the remainder of their respective development cycles.

                                                       FAIR VALUE      MAN-MONTHS
                      PRODUCT                         (IN MILLIONS)    TO COMPLETE
                      -------                         -------------    -----------
Smart Power Switch..................................      $13.9             57
Motor IC............................................        8.2            131
IGBT................................................        6.5             25
All Others..........................................        5.4            147
                                                          -----            ---
     Total..........................................      $34.0            360
                                                          =====            ===

     The material risks associated with the successful completion of the in-process technology are associated with the power device business' ability to successfully finish the creation of viable prototypes and successful design of the chips and masks required. The Company expects to benefit from the in-process projects as the individual products that contain the in-process technology are put into production and sold to end-users. The release dates for each of the products within the product families are varied. The initial benefit received from the significant in-process technologies will be gained starting the second half of 1999.

     The methodology used to assign value to purchased in-process research and development was the income approach, which included an analysis of the markets, cash flows, and risks associated with achieving such cash flows. Significant assumptions that had to be made using this approach included revenue and operating margin projections and determination of the applicable discount rate. The forecast for the in-process project related products relied on sales projections that were based on targeted market share and pricing estimates over the expected product life cycles. In the model used to value the in-process research and development projects, total projected revenues were expected to exceed $200.0 million by 2003. Operating expenses for these products included cost of goods sold and selling, general, and administrative expenses. Operating expenses were estimated as a percentage of revenue, and were consistent with historical results.

     The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. We cannot assure you that the underlying assumptions used to estimate expected project sales or profits, or the events associated with such projects, will transpire as estimated. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results.

     The discount rate selected for power device business' in-process technology was 20%. This discount rate is greater than the Company's weighted average cost of capital (approximately 15% at the date of acquisition of the power device business) and reflects the risk premium associated with achieving the forecasted cash flows associated with these projects. These risks include the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and the uncertainty of technological advances that are unknown at this time.

ACQUISITION OF RAYTHEON

     In connection with the acquisition of Raytheon, the Company allocated $15.5 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     The Company's management assessed and allocated values to the in-process research and development. The values assigned to each purchased R&D project were determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of the related products. The products associated with these projects include a broad range of semiconductor products used in power management and video integrated circuits, including personal computers, broadcast video and data communications. The projects identified can be categorized in the analog or video product families.

     Analog Family. This family's strategy focuses on (i) a higher integration of Ground Fault Interruptor chips and (ii) power for desktop personal computers, notebook personal computers and cellular telephones. As of the acquisition date, the remaining efforts for the projects to be completed included starting and completing the beta testing phase of the development process, with a total remaining cost to complete the testing of approximately $2.5 million, and anticipated release dates by the end of Fiscal 1998.

     Video Family. This family's in-process research and development was identified in the following projects: (i) decoders and genlocks; (ii) digital video encoders; and (iii) personal computer to television plug-n-play converters. The remaining efforts for the projects to be completed included the completion of the beta-testing phase of the development process for each project. As of the acquisition date, remaining costs to complete were estimated to be approximately $1.0 million for anticipated release dates by the end of Fiscal 1998.

     Decoders and Genlocks. These adaptive, combination based video decoders are optimized for the video professional, allowing flexibility in system performance while utilizing a common design approach. The genlocking analog to digital converter is a companion product for both the new product decoders and encoders. The products include analog, high-performance encoders which are in the beta testing phase of development; a digital design, improved decoder for personal computer and television applications which is in the alpha testing phase of development; an improved genlocking digitizer which is in the design phase of development; and an analog, genlocking decoder which is in the concept phase of development.

     Digital Video Encoders. The in-process product in this category is a digital design video data processor, which is in the concept phase of development.

     Personal Computer to Television Plug-N-Play-Converter. The in-process product in this category is an analog personal computer to television plug-n-play converter which is in the beta testing stage of development. This product will be the next generation of the current offering with many enhancements.

     The material risks associated with the successful completion of the in-process technology include the Company's ability to successfully finish the creation of viable prototypes, successful design of the chips and masks required and the degree of the market's acceptance of these new products. As of the acquisition date, the Company expected to benefit from the in-process projects as the individual products that contain the in-process technology are put into production and sold to end-users. Significant positive cash flows from these projects were expected to begin during 1999.

     The methodology used to assign value to purchased in-process research and development projects was the income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows. Significant assumptions that had to be made using this approach included projected revenues, operating margins and determining an appropriate discount rate. The forecast for the in-process project related products relied on sales estimates that were based on targeted market share, pricing estimates and expected product life cycles. In the model used to value the in-process research and development projects, total projected revenues from these products were expected to exceed $150.0 million by Fiscal 2002. Revenues were expected to peak in Fiscal 2001 and decline thereafter as other new products and technologies were expected to enter the market. Operating expenses for these products included cost of goods sold and selling, general and administrative expenses. Operating expenses were estimated as a percentage of revenues and were consistent with historical results. The discount rate utilized for the acquired in-process technologies was estimated at 22.5% in consideration of the Company's 15% weighted average cost of capital. The discount rate utilized for the in-process technology was determined to be higher than the Company's weighted average cost of capital due to the fact that the technology had not yet reached technological feasibility as of the date of valuation.

     As of May 30, 1999, total actual revenues in the analog and video families on the in-process R&D projects were approximately 50% and 70%, respectively, of total expected revenues. The revenue shortfall in the analog family and the reductions in expected cash flows were driven by lower demand from personal computer customers and higher than expected costs on certain projects. The Company has addressed the cost issues in the restructuring of its Mountain View facility. The revenue and cash flow shortfall in the video family was driven by unfavorable market conditions during Fiscal 1998. The weaker cash flows from these projects has not had, nor is expected to have, any material adverse impact on the results of operations of the Company or its financial position, including the recoverability of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a borrowing capacity of $100.0 million for working capital and general corporate purposes under the revolving credit facility. No amount was drawn under the revolving credit facility at May 30, 1999.

     Concurrent with the acquisition of the power device business, Fairchild borrowed $310.0 million under its new senior term facilities consisting of a $100.0 million tranche A facility and a $210.0 million tranche B facility. In addition, Fairchild issued $300.0 million of 10 3/8% Senior Subordinated Notes Due 2007 and the Company issued the $50.0 million 12.5% Subordinated Note Due 2008. The proceeds were used in part to repay the remaining principal on the then existing senior credit facilities, fund the acquisition of the power device business, pay Korean valued added tax in connection with the acquisition (which was subsequently refunded in full) and fund working capital requirements. Research and development expenditures are made primarily to fund new product development. Capital expenditures in Fiscal 1999 were made primarily to increase assembly and test capacity in the Company's manufacturing facilities and to purchase and install an enterprise-wide information system. Capital expenditures for the next twelve months are expected to be approximately $120.0 million and will be made primarily to increase capacity and upgrade equipment in our manufacturing facilities.

     The senior credit facilities, the 10 1/8% Senior Subordinated Notes and the 10 3/8% Senior Subordinated Notes do, and other debt instruments the Company may enter into in the future may, impose various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, limitations on borrowing money, and limitations on capital expenditures, among other restrictions. The covenants relating to financial ratios include minimum fixed charge and interest coverage ratios and a maximum leverage ratio. The senior credit facilities also limit our ability to modify our certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. In addition, the senior credit facilities, the 10 1/8% Senior Subordinated Notes and the 10 3/8% Senior Subordinated Notes contain additional restrictions limiting the ability of our subsidiaries to make dividends or advances to our Company. However, our subsidiaries are permitted without material restrictions under our debt instruments to make dividends or advances to Fairchild. We believe that those funds permitted to be transferred to us, together with existing cash, will be sufficient to meet our cash obligations. The Company expects that its existing cash, together with available funds from its amended senior credit facilities and funds generated from operations, will be sufficient to meet its anticipated operating requirements and to fund its research and development and capital expenditures for the next twelve months. In the long-term, additional borrowing or equity investment may be required to fund future acquisitions.

     As of May 30, 1999, the Company's cash and cash equivalents balance was $62.4 million, an increase of $55.9 million from May 31, 1998.

     During Fiscal 1999, the Company's operations generated $44.1 million in cash compared to $136.1 million generated in Fiscal 1998. The decrease in cash provided by operating activities reflects a decrease in net income adjusted for noncash items of $76.8 million as well as a decrease in cash flows from changes in operating assets and liabilities of $15.2 million. Net of the effect of acquisitions, the change in accounts receivable resulted in a use of cash of $53.2 million in Fiscal 1999. This is due to receivables generated by the Power Device Products Group since the acquisition and a temporary increase in aged balances due to the conversion of accounts receivable to our enterprise software system in Fiscal 1999. The Company expects these aged balances to be reduced during the next twelve months. Cash used in investing activities in Fiscal 1999 totaled $474.6 million compared to $200.5 million in Fiscal 1998. Capital expenditures in Fiscal 1999 and Fiscal 1998 were being made principally to purchase and install the Company's enterprise-wide information system and to increase capacity in the Company's assembly and test facilities. Cash provided by financing activities of $486.4 million in Fiscal 1999 was the result of repayments of long-term debt of $151.3 million and issuance of new long-term debt of $660.0 million and associated financing fees of $22.3 million in connection with the acquisition of the power device business. Cash provided by financing activities of $30.2 million in Fiscal 1998 was primarily the result of borrowings used to fund the acquisition of Raytheon offset by repayments of long-term debt.

     On January 1, 1999, 11 of the 15 countries which are members of the European Monetary Union introduced a new currency called the "Euro." The conversion rates between the Euro and the participating nations' currencies were irrevocably fixed on January 1, 1999. Until January 1, 2002, either the Euro or a participating country's present currency (a "national currency") will be accepted as legal currency. The Company has incorporated the necessary changes to its information systems to allow it to conduct business in Euros, the cost of which was not material. While it is not possible to predict the impact the Euro will have on the Company's business or on the economy in general with certainty, we currently do not anticipate that the Euro conversion will have a material adverse impact on the Company's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL EXCLUDING OUR SUBSIDIARIES

     Fairchild International is a holding company, the principal assets of which are the stock of its subsidiary, Fairchild Semiconductor Corporation. Fairchild International on a stand-alone basis has no cash flow from operations in Fiscal 1999. Fairchild International on a stand-alone basis has no cash requirements for the next twelve months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on the Company's financial position at May 30, 1999. Actual results may differ materially.

     The Company uses forward and option contracts to hedge firm commitments and option contracts to hedge anticipated transactions. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to the Company.

     A substantial majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Japanese yen, British pound, and the Euro. Exposures in the Korean won are minimal as won-denominated revenues and costs generally offset one another. To protect against reductions in value and the volatility of future cash flows caused by changes in other foreign exchange rates, the Company has established hedging programs. Currency forward contracts and currency option contracts are utilized in these hedging programs. The Company's hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, an adverse change in any one exchange rate (defined as 20%) over the course of a year would result in an adverse impact on income before taxes of less than $5.0 million for Fiscal 1999.

     The Company has no interest rate exposure due to rate changes for the 10 1/8% Senior Subordinated Notes, the 10 3/8% Senior Subordinated Notes, the 11.74% Subordinated Note Due 2008 or the 12.5% Subordinated Note Due 2008. However, the Company does have interest rate exposure with respect to the $310.0 million term loan due to its variable LIBOR pricing. For example, a 50 basis point increase in interest rates would result in increased annual interest expense of $1.6 million for the next twelve months. From time to time, the Company enters into interest rate swaps or interest rate caps, primarily to reduce its interest rate exposure. As of May 30, 1999, the Company had an interest rate cap to cover exposure on the $310.0 million term loan.

NATIONAL SEMICONDUCTOR RELATIONSHIP

     The Company and National Semiconductor have arrangements relating to services and sale of the Company's products as follows: First, National Semiconductor has agreed to purchase products and services from the Company until June 11, 2000 under a foundry services agreement. Second, National Semiconductor has agreed to provide administrative services to the Company under a transition services agreement. Third, National Semiconductor has agreed to indemnify the Company against losses relating to infringement of intellectual property rights of third parties under a technology licensing and transfer agreement.

     National Semiconductor, under the terms of the Asset Purchase Agreement with the Company, is obligated to purchase an aggregate of $330.0 million of contract manufacturing services during the 39-month period which began March 11, 1997, including a minimum of $80.0 million of contract manufacturing services for the period from May 30, 1999 to May 20, 2000. In addition, National Semiconductor is obligated to cover a contractually agreed-upon amount of fixed costs in the Company's 6-inch wafer fabrication plant in South Portland, Maine during the next twelve months. In the event National Semiconductor does not purchase $80.0 million of contract manufacturing services in the next twelve months, the Asset Purchase Agreement requires National Semiconductor to reimburse the Company for unabsorbed fixed costs and lost profit on the revenue shortfall.

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

     The following factors may affect the Company's operating results in the coming year: (i) the potential effect of the Company's substantially leveraged financial condition on its liquidity, its ability to fund capital expenditures, working capital, debt service and research and development and its ability to withstand adverse general economic, market or competitive conditions and developments; (ii) restrictive covenants contained in the Company's debt instruments that could limit its ability to borrow additional funds, dispose of or acquire assets or fund capital expenditures; (iii) the highly cyclical and competitive nature of the semiconductor industry and the potential for continued softness in demand; (iv) the Company's dependence on continued demand for the end-products such as personal computers, telecommunications, automotive, and consumer and industrial electronic goods that incorporate its products; (v) the need to design, develop, manufacture, market and support new products in order to remain competitive in our markets; (vi) the ability to efficiently integrate the operations of the power device business into the Company and the risk of losing customers or employees of the acquired operation; (vii) the Company's dependence on the availability and cost of raw materials used in its products and upon key subcontractors providing it with wafer fabrication, assembly and test services; (viii) the Company's reliance on complex manufacturing processes and its sensitivity to maintaining yields, efficiencies and continuous operations; (ix) the Company's ability to successfully execute on the transfer of wafer manufacturing processes from its Mountain View facility to its South Portland facility without negatively impacting yields and customer service; (x) uncertainties and legal risks associated with the dependence on, and potential disputes concerning patents and other intellectual property rights; and (xi) foreign currency and other risks associated with operating a global business.

     On June 24, 1999, the Board of Directors approved a change in the Company's fiscal year end from the last Sunday in May to the last Sunday in December. The Company will file a Form 10-K for the transition period from May 31, 1999 to December 26, 1999, which we will refer to as "Stub Year 1999."

     Market conditions have generally been improving since the third quarter of Fiscal 1999. Despite improving market conditions, prices have remained soft as the industry continues to cope with excess capacity, although the Company is seeing a trend toward firming prices in certain product segments. Management also expects the normal seasonal summer slowdown in billings in the first quarter of Stub Year 1999 as compared to the fourth quarter of Fiscal 1999. As a result of the acquisition of the power device business, trade sales and EBITDA in Stub Year 1999 will be substantially higher than the comparable period of Fiscal 1999.

     On August 9, 1999, the Company completed an initial public offering of 20,000,000 shares of its Class A Common Stock. The gross proceeds from the offering of $370.0 million were used to repay the 11.74% PIK Note ($101.4 million), to repay the 12.5% CMP Note ($53.0 million), including a prepayment penalty of $0.8 million, to fund a capital contribution to Fairchild ($191.0 million) which was used to repay the Tranche A term loan and partially repay the Tranche B term loan, and to pay fees and expenses from the offering. In connection with the offering, the Company will incur one-time charges of approximately $14.3 million in the first quarter of Stub Year 1999 for the forgiveness of certain loans to our management investors which became cancelable upon the occurance of the offering, and the write-off of deferred financing fees associated with debt repaid as a result of the offering. In addition, as a result of the offering, the warrant issued to Citicorp Mezzanine Partners to purchase 3,538,228 shares of the Company's Class A Common Stock became unexercisable.

     Contract manufacturing revenues with National Semiconductor decreased substantially in Fiscal 1999 and Fiscal 1998. National Semiconductor did not meet its revenue obligation in Fiscal 1999, and consequently paid $18.7 million in penalties under the terms of the manufacturing agreements. However, the demand shortfall caused factory underutilization, particularly in the 6-inch fab in South Portland, Maine. For the period from May 31, 1999 to May 26, 2000, National Semiconductor is obligated to purchase $80.0 million of contract manufacturing services. Although demand from National Semiconductor increased in the second half of Fiscal 1999, there can be no assurance that demand will remain at these levels. Should National Semiconductor not meet its purchase commitment, it could result in lower fixed cost absorption, and hence could negatively impact gross profit in Stub Year 1999.

     As a result of the acquisition of the power device business, Samsung Electronics became one of our largest customers. Under the terms of the Product Supply Agreement, Samsung Electronics is contractually obligated to purchase approximately 702 million units of power device products during the year following the acquisition, and for the following two years. Their purchase commitment is contingent upon our ability to satisfy Samsung Electronics' quality and other specifications for power device products. Should the Company not be able to comply with such specifications, or Samsung Electronics not fulfill its obligation under the Product Supply Agreement, there could be a material adverse effect on our trade revenues and results from operations.

     The Company's assembly and test facilities, a wafer fabrication facility, as well as certain subcontractors for wafer fabrication and assembly and test services, are located in Southeast Asia, Korea and Japan. Reliance on these facilities, as well as subcontractors located in this region of the world, entails certain risk, both political and economic, including political instability, asset seizures or not experienced any significant disruptions in its operations in that part of the world, no assurance can be given that such continued economic and political instability would not result in an adverse effect on our operations or financial condition.

YEAR 2000 COMPLIANCE

     In the fourth quarter of Fiscal 1997, the Company commenced its enterprise software system implementation project for the purpose of separating from National Semiconductor's business systems. The system, which became operational for several of the Company's critical business processes in the first half of Fiscal 1999, is year 2000 compliant. Additional modules of the system are scheduled to be implemented over the next twelve months. For those legacy systems that will not be converted by December 31, 1999, year 2000 remediation projects are underway, and are expected to be completed by September 30, 1999. The Company's business is dependent upon its information systems as an integral part of all major business processes. Additionally, internal resources have been redeployed to identify, test and correct year 2000 problems in other systems throughout the Company, including those systems embedded in the Company's machinery and equipment. Identification of systems and equipment that are not year 2000 compliant has been completed. As of May 30, 1999, remediation projects to correct identified problems are substantially completed. Final completion of all projects is expected by September 30, 1999. The Company is also reviewing the year 2000 readiness and compliance of its principal suppliers of products and services, in order to identify and assess any negative impacts that such non-compliances could have on Fairchild International. In addition, the Company is working with its customers to identify potential year 2000 issues with its products. The Company has completed its assessments. The Company does not believe there are any year 2000 problems with its products. No year 2000 issues were noted with its key suppliers which in the Company's opinion would cause a major disruption to its operations. In Fiscal 1999, incremental amounts incurred and charged to expense to identify, test and correct such other year 2000 problems were immaterial to the financial statements. Future incremental expenditures are currently estimated to be approximately $1.1 million, the majority of which should be incurred before the end of the second quarter of Stub Year 1999. Although we believe the Company's systems will be year 2000 compliant, the failure of the Company's suppliers and customers to address the year 2000 issue could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which Fairchild International has not yet estimated. The Company is actively engaged in preparing contingency plans in the event that key suppliers fail to become year 2000 compliant. For example, for key materials which are imported from outside the U.S., arrangements are being made to insure at least four weeks of available supply. The Company, in the ordinary course of business, seeks to expand its customer base to lessen dependence on any one customer for a significant portion of its revenues, and seeks second sources of supply for its key products and services where appropriate.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In Fiscal 1999, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

     The AICPA issued two new Statements of Position ("SOP") prior to Fiscal 1999. SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, requires that companies capitalize certain internal-use software costs upon meeting of certain criteria. This SOP is effective for fiscal years beginning after December 15, 1998. SOP 98-5, Reporting on the Costs of Start-up Activities, requires companies to expense start-up costs and organization costs as they are incurred. This SOP is effective for fiscal years beginning after December 15, 1998.

     Fairchild International intends to adopt SOP 98-1 and SOP 98-5 in Stub Year 1999 and SFAS No. 133 in 2001. Adoption of SOP 98-1 and SOP 98-5 is not expected to have a material effect on the consolidated financial statements. Fairchild International is presently analyzing SFAS No. 133, and has not yet determined its impact on Fairchild International's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Quantitative and Qualitative Disclosures about Market Risk" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   36

Consolidated Balance Sheets at May 30, 1999 and May 31,
  1998......................................................   37

Consolidated Statements of Operations for each of the years
  in the three-year period ended
  May 30, 1999..............................................   38

Consolidated Statements of Cash Flows for the years ended
  May 30, 1999 and May 31, 1998.............................   39

Consolidated Statements of Stockholders' Equity (Deficit)
  for each of the years in the three-year period ended May
  30, 1999..................................................   40

Notes to Consolidated Financial Statements..................   41

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Fairchild Semiconductor International, Inc.:

     We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries (the "Company") as of May 30, 1999 and May 31, 1998, the related consolidated statements of operations and stockholders' equity (deficit) for each of the years in the three-year period ended May 30, 1999, and the related consolidated statements of cash flows for the years ended May 30, 1999 and May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the accompanying financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 30, 1999 and May 31, 1998, the results of operations for each of the years in the three-year period ended May 30, 1999, and the results of cash flows for the years ended May 30, 1999 and May 31, 1998, on the basis described in Note 1, in conformity with generally accepted accounting principles.

     As discussed in Note 18 to the financial statements, the Company changed its method of accounting for business process reengineering costs in 1999 to adopt the provisions of the Emerging Issues Task Force Issue 97-13, "Accounting for Business Process Reengineering Costs".

                                          KPMG LLP

Boston, Massachusetts
June 30, 1999, except as to Note 20, which is as of August 9, 1999

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               MAY 30,     MAY 31,
                                                                1999         1998
                                                              ---------    --------
                                                              (IN MILLIONS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   62.4      $  6.5
  Accounts receivable, net of allowances of $9.2 and $14.2
     at May 30, 1999 and May 31, 1998, respectively.........     129.7        75.0
  Inventories...............................................     148.6       108.0
  Other current assets......................................      65.7        20.0
                                                              --------      ------
     Total current assets...................................     406.4       209.5
Property, plant and equipment, net..........................     360.2       342.9
Deferred income taxes, net..................................       2.8        20.0
Intangible assets, net of accumulated amortization of $9.9
  and $1.4 at May 30, 1999 and May 31, 1998, respectively...     278.5        31.5
Other assets................................................      47.8        30.4
                                                              --------      ------
     Total assets...........................................  $1,095.7      $634.3
                                                              ========      ======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt.........................  $   14.1      $ 13.2
  Accounts payable..........................................      99.6        74.0
  Accrued expenses and other current liabilities............      85.0        55.9
                                                              --------      ------
     Total current liabilities..............................     198.7       143.1
Long-term debt, less current portion........................   1,045.9       526.7
Other liabilities...........................................       1.4         0.6
                                                              --------      ------
     Total liabilities......................................   1,246.0       670.4
                                                              --------      ------
Redeemable preferred stock -- 12% Series A cumulative
  compounding preferred stock, $.01 par value, $1,000 stated
  value; 70,000 shares authorized, issued and outstanding at
  May 30, 1999 and May 31, 1998.............................      90.1        80.5
Commitments and contingencies
Stockholders' equity (deficit):
  Class A common stock, $.01 par value, voting; 80,000,000
     shares authorized, 29,591,440 and 29,238,800 shares
     issued and outstanding at May 30, 1999 and May 31,
     1998, respectively.....................................       0.3         0.3
  Class B common stock, $.01 par value, nonvoting;
     80,000,000 shares authorized, 33,376,000 and 33,635,520
     shares issued and outstanding at May 30, 1999 and May
     31, 1998, respectively.................................       0.3         0.3
  Additional paid-in capital................................       9.6         9.5
  Accumulated deficit.......................................    (250.6)     (126.7)
                                                              --------      ------
     Total stockholders' equity (deficit)...................    (240.4)     (116.6)
                                                              --------      ------
     Total liabilities and stockholders' equity (deficit)...  $1,095.7      $634.3
                                                              ========      ======

          See accompanying notes to consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED
                                                              ---------------------------
                                                              MAY 30,   MAY 31,   MAY 25,
                                                               1999      1998      1997
                                                              -------   -------   -------
                                                                 (IN MILLIONS, EXCEPT
                                                                    PER SHARE DATA)
Revenue:
  Net sales -- trade........................................  $ 654.1   $635.8    $587.8
  Contract manufacturing -- National Semiconductor..........     81.0    153.4     104.2
                                                              -------   ------    ------
     Total revenue..........................................    735.1    789.2     692.0
Operating expenses:
  Cost of sales.............................................    518.4    441.6     442.1
  Cost of contract manufacturing -- National
     Semiconductor..........................................     64.4    117.1      97.4
  Research and development..................................     39.3     35.7      18.9
  Selling, general and administrative.......................    105.1     92.0      96.4
  Purchased in-process research and development.............     34.0     15.5        --
  Restructuring and impairments.............................     21.3       --       5.3
                                                              -------   ------    ------
     Total operating expenses...............................    782.5    701.9     660.1
                                                              -------   ------    ------
Operating income (loss).....................................    (47.4)    87.3      31.9
Interest expense, net.......................................     71.8     54.5      11.2
Other expense, net..........................................       --       --       1.4
Income (loss) before income taxes...........................   (119.2)    32.8      19.3
                                                              -------   ------    ------
Provision (benefit) for income taxes........................     (5.1)    10.7       3.8
                                                              -------   ------    ------
Income (loss) before cumulative effect of change in
  accounting principle......................................   (114.1)    22.1      15.5
Cumulative effect of change in accounting principle, net of
  tax effect of
  $0.8 million..............................................       --     (1.5)       --
                                                              -------   ------    ------
Net income (loss)...........................................  $(114.1)  $ 20.6    $ 15.5
                                                              =======   ======    ======
Net income (loss) applicable to common stockholders.........  $(123.9)  $ 11.9
                                                              =======   ======
Basic earnings (loss) per common share:
  Income before cumulative effect of change in accounting
     principle..............................................  $ (1.97)  $ 0.21
  Cumulative effect of change in accounting principle.......       --    (0.02)
                                                              -------   ------
                                                              $ (1.97)  $ 0.19
                                                              =======   ======
Diluted earnings (loss) per common share:                     $ (1.97)  $ 0.20
  Income before cumulative effect of change in accounting
     principle..............................................       --    (0.02)
                                                              -------   ------
  Cumulative effect of change in accounting principle.......  $ (1.97)  $ 0.18
                                                              =======   ======
Weighted average common shares:
  Basic.....................................................     62.9     62.8
                                                              =======   ======
  Diluted...................................................     62.9     65.0
                                                              =======   ======

          See accompanying notes to consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED
                                                              ------------------
                                                              MAY 30,    MAY 31,
                                                               1999       1998
                                                              -------    -------
                                                                (IN MILLIONS)
Cash flows from operating activities:
  Net income (loss).........................................  $(114.1)   $  20.6
  Adjustments to reconcile net income (loss) to net cash
     provided by
     operating activities:
     Amortization of deferred compensation..................       --        0.2
     Cumulative effect of change in accounting principle,
      net...................................................       --        1.5
     Restructuring, net of cash expended....................     17.3         --
     Depreciation and amortization..........................    103.7       84.6
     Loss on disposal of fixed assets.......................      0.3        0.9
     Non-cash interest expense..............................     19.8       12.5
     Purchased in-process research and development..........     34.0       15.5
     Deferred income taxes..................................     (2.4)      (0.4)
  Changes in operating assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable....................................    (53.2)      18.6
     Inventories............................................      8.5      (21.3)
     Other current assets...................................      2.3       (1.6)
     Accounts payable.......................................     21.4       (6.5)
     Accrued expenses and other current liabilities.........     12.5       13.7
     Other assets and liabilities, net......................     (6.0)      (2.2)
                                                              -------    -------
       Cash provided by operating activities................     44.1      136.1
                                                              -------    -------
Cash flows from investing activities:
  Capital expenditures......................................    (46.2)     (78.0)
  Proceeds from sale of property, plant and equipment.......     31.2         --
  Purchase of molds and tooling.............................     (3.8)      (5.7)
  Refundable payment of value added tax associated with
     acquisitions...........................................    (40.9)        --
  Acquisitions, net of cash acquired........................   (414.9)    (116.8)
                                                              -------    -------
       Cash used by investing activities....................   (474.6)    (200.5)
                                                              -------    -------
Cash flows from financing activities:
  Repayment of long-term debt...............................   (151.3)     (58.7)
  Issuance of long-term debt................................    660.0       90.0
  Debt issuance costs.......................................    (22.3)      (1.1)
                                                              -------    -------
       Cash provided by financing activities................    486.4       30.2
                                                              -------    -------
Net change in cash and cash equivalents.....................     55.9      (34.2)
Cash and cash equivalents at beginning of period............      6.5       40.7
                                                              -------    -------
Cash and cash equivalents at end of period..................  $  62.4    $   6.5
                                                              =======    =======
Supplemental Cash Flow Information:
  Cash paid during the year for:
     Income taxes...........................................  $    --    $   8.9
                                                              =======    =======
     Interest...............................................  $  46.6    $  43.8
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                  COMMON STOCK
                                      -------------------------------------                                             TOTAL
                                                          CLASS A   CLASS B   ADDITIONAL                            STOCKHOLDERS'
                                      CLASS A   CLASS B     PAR       PAR      PAID-IN     ACCUMULATED   BUSINESS      EQUITY
                                      SHARES    SHARES     VALUE     VALUE     CAPITAL       DEFICIT      EQUITY      (DEFICIT)
                                      -------   -------   -------   -------   ----------   -----------   --------   -------------
                                                                             (IN MILLIONS)
Balances at May 26, 1996............     --        --      $ --      $ --       $  --        $    --     $ 349.2       $ 349.2
  Revenues less expenses............     --        --        --        --          --             --         9.6           9.6
  Net intercompany activity.........     --        --        --        --          --             --       (25.4)        (25.4)
                                       ----      ----      ----      ----       -----        -------     -------       -------
Balances at March 10, 1997..........     --        --        --        --          --             --       333.4         333.4
  Recapitalization of Business......     --        --        --        --          --          333.4      (333.4)           --
  Distribution to National
    Semiconductor by Fairchild......     --        --        --        --          --         (401.6)         --        (401.6)
  PIK Note issued as additional
    purchase consideration for the
    stock of Fairchild..............     --        --        --        --          --          (77.0)         --         (77.0)
  Issuance of common stock..........   28.8      33.6       0.1       0.1         7.6             --          --           7.8
  Net income........................     --        --        --        --          --            5.9          --           5.9
  Dividends on redeemable preferred
    stock...........................     --        --        --        --          --           (1.8)         --          (1.8)
                                       ----      ----      ----      ----       -----        -------     -------       -------
Balances at May 25, 1997............   28.8      33.6       0.1       0.1         7.6         (141.1)         --        (133.3)
  Net income........................     --        --        --        --          --           20.6          --          20.6
  Dividends on redeemable preferred
    stock...........................     --        --        --        --          --           (8.6)         --          (8.6)
  Adjustment to business equity
    assumed.........................     --        --        --        --          --            2.4          --           2.4
  Issuance of common stock..........    0.4        --        --        --          --             --          --            --
  Common stock split issued in the
    form of a stock dividend
    (4-1)...........................     --        --       0.2       0.2        (0.4)            --          --            --
  Deferred compensation related to
    the grant of stock options......     --        --        --        --         0.2             --          --           0.2
  Tax benefit from compensation
    related to lifting of
    restrictions on common stock
    owned by management investors...     --        --        --        --         2.1             --          --           2.1
                                       ----      ----      ----      ----       -----        -------     -------       -------
Balances at May 31, 1998............   29.2      33.6       0.3       0.3         9.5         (126.7)         --        (116.6)
  Net loss..........................     --        --        --        --          --         (114.1)         --        (114.1)
  Dividends on redeemable preferred
    stock...........................     --        --        --        --          --           (9.8)         --          (9.8)
  Issuance of common stock..........    0.2        --        --        --          --             --          --            --
  Conversion of common stock........    0.2      (0.2)       --        --          --             --          --            --
  Deferred compensation related to
    the grant of stock options......     --        --        --        --         0.1             --          --           0.1
                                       ----      ----      ----      ----       -----        -------     -------       -------
Balances at May 30, 1999............   29.6      33.4      $0.3      $0.3       $ 9.6        $(250.6)    $    --       $(240.4)
                                       ====      ====      ====      ====       =====        =======     =======       =======

          See accompanying notes to consolidated financial statements.

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BACKGROUND AND BASIS OF PRESENTATION

  Background

     Fairchild Semiconductor International, Inc. ("Fairchild International" or the "Company"), formerly known as FSC Semiconductor Corporation, was incorporated on March 10, 1997 by National Semiconductor Corporation ("National Semiconductor" or "National"). On March 11, 1997, National Semiconductor consummated an Agreement and Plan of Recapitalization ("Recapitalization"). As part of the Recapitalization, National Semiconductor transferred all of the capital stock of Fairchild Semiconductor Corporation ("Fairchild") and approximately $12.8 million in cash to Fairchild International in exchange for shares of Fairchild International's 12% Series A Cumulative Compounding Preferred Stock, Fairchild International's common stock and a promissory note in the principal amount of approximately $77.0 million.

     In addition, National Semiconductor transferred substantially all of the assets and liabilities of the Fairchild Semiconductor Business (the "Business") to Fairchild. The Business was defined as the logic, discrete and memory divisions of National Semiconductor. The Recapitalization was accounted for as a leveraged recapitalization, whereby Fairchild assumed the historical operating results of the Business. Fairchild is a leading global designer, developer and manufacturer of high performance multi-market semiconductors. Fairchild's logic, discrete, non-volatile memory and analog and mixed signal products are the building block components for virtually all electronic devices, from sophisticated computers to household appliances. The Company is headquartered in South Portland, Maine, and has manufacturing operations in South Portland, Maine, West Jordan, Utah, Mountain View, California, Cebu, the Philippines, Penang, Malaysia and Bucheon, South Korea.

     On December 31, 1998, Fairchild acquired Raytheon Semiconductor Inc., ("Raytheon"). On April 13, 1999, Fairchild acquired the Power Device Business of Samsung Electronics. See Note 17.

  Basis of Presentation

     The consolidated financial statements at May 30, 1999 and May 31, 1998 and for the fiscal years then ended and for the period from March 11, 1997 through May 25, 1997, include the accounts and operations of the Company and its wholly-owned subsidiaries.

     Prior to March 11, 1997, the combined balance sheets included the assets and liabilities that were directly related to the Business as they were operated within National Semiconductor. These balance sheets did not include National Semiconductor's corporate assets or liabilities not specifically identifiable to Fairchild. National Semiconductor performed cash management on a centralized basis and processed related receivables and certain payables, payroll and other activity for Fairchild. These systems did not track receivables, liabilities and cash receipts and payments on a business specific basis. Accordingly, it was not practical to determine certain assets and liabilities associated with the Business. Given these constraints, certain supplemental cash flow information is presented in lieu of a statement of cash flows for the year ended May 25, 1997 (See Note 16). The cash flows may have been significantly different if not for the centralized cash management system of National Semiconductor.

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

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

     Transactions with National Semiconductor have been identified in the financial statements as transactions between related parties to the extent practicable (See Note 12).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

     The Company's fiscal year ends on the Sunday on or nearest preceding May
31. The Company's results for the fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997 consist of 52 weeks, 53 weeks, and 52 weeks, respectively.

  Principles of Consolidation

     Commencing with the Recapitalization, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

     Revenue from the sale of semiconductor products is recognized when shipped, with a provision for estimated returns and allowances recorded at the time of shipment. Contract manufacturing revenues are recognized upon completion of the contracted services.

  Research and Development Costs

     The Company's research and development expenditures are charged to expense as incurred.

  Related Party Activity

     In conjunction with the Recapitalization, Fairchild and National Semiconductor executed several agreements, which govern the performance of manufacturing services by Fairchild on behalf of National Semiconductor and by National Semiconductor on behalf of Fairchild. In addition, National Semiconductor provided a number of business support services to Fairchild through May 30, 1999.

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

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

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

  Property, Plant and Equipment

     Property, plant and equipment is recorded at cost and is generally depreciated based upon the following estimated useful lives: buildings and improvements, ten to thirty years, and machinery and equipment, three to five years. Depreciation is computed using the straight-line method.

  Intangible Assets

     Intangible assets were recorded as part of the Raytheon and Power Device Business acquisitions and are amortized by the use of the straight-line method over their estimated lives, which are generally three to fifteen years. (See
Note 17)

  Other Assets

     Other assets include debt acquisition costs which represent costs incurred related to the issuance of the Company's long-term debt. The costs are being amortized using the effective interest method over the related term of the borrowings, which ranges from five to ten years, and are included in interest expense. Also included in other assets are mold and tooling costs. Molds and tools are amortized over their expected useful lives, generally one to three years.

  Impairment of Long-Lived Assets

     The Company evaluates the recoverability of long-lived assets not held for sale, including intangible assets, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Based on these evaluations, there were no adjustments to the carrying value of long-lived assets in Fiscal Years 1999, 1998 and 1997, except as discussed in Note 11.

  Currencies

     The Company's functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, cash conversion of foreign currency and foreign currency transactions are also included in current results.

  Off-Balance Sheet Financial Instruments

     The Company utilizes various off-balance sheet financial instruments to manage market risks associated with the fluctuations in certain interest rates and foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risk arising from the normal course of

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

business. Gains and losses on financial instruments that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated transactions are deferred until such time as the underlying transactions are recognized or immediately when the transaction is no longer expected to occur. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. In addition, the Company uses forward and option contracts to hedge certain non-U.S. denominated asset and liability positions. Gains and losses on these contracts are matched with the underlying gains and losses resulting from currency movement on these balance sheet positions.

  Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Fair values of long term debt, interest rate swaps and caps, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information at the date of measurement.

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

  Income Taxes

     Prior to the Recapitalization, the Business did not file separate income tax returns but rather was included in the income tax returns filed by National Semiconductor and its subsidiaries in various domestic and foreign jurisdictions. Therefore, no provision for income taxes has been recorded in the accompanying consolidated financial statements for the period May 27, 1996 through March 10, 1997. Upon the Recapitalization, the Company became responsible for its income taxes and, therefore, the provision for income taxes included in the accompanying 1997 statement of operations is for the period March 11, 1997 through May 25, 1997.

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

  Net Income (Loss) Per Common Share

     The Company has presented net income (loss) per share pursuant to SFAS No.128, Earnings per Share, and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Net income (loss) per common share is presented for the years ended May 30, 1999 and May 31, 1998 only because it is not meaningful for earlier years since the Company did not have common stock outstanding for the entire period during any earlier year.

     Basic income (loss) per share was computed by dividing net income (loss) applicable to common stockholders by the weighted average shares of common stock outstanding. Diluted income (loss) per share

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

also gives effect to all dilutive potential common shares outstanding, consisting solely of outstanding stock options.

     The following table reconciles net income (loss) to net income (loss) applicable to common stockholders, and basic to diluted weighted average shares outstanding:

                                                              MAY 30,    MAY 31,
                                                               1999       1998
                                                              -------    -------
                                                                (IN MILLIONS)
Basic weighted average common shares outstanding............     62.9      62.8
Net effect of dilutive stock options based on the treasury
  stock method using the average market price...............       --       2.2
                                                              -------     -----
Diluted weighted average common shares outstanding..........     62.9      65.0
                                                              =======     =====
Net income (loss)...........................................  $(114.1)    $20.6
Dividends on redeemable preferred stock.....................      9.8       8.7
                                                              -------     -----
Net income (loss) applicable to common stockholders.........  $(123.9)    $11.9
                                                              =======     =====

     Options to purchase 4,282,570 and 750,000 shares of common stock were outstanding at May 30, 1999 and May 31, 1998, respectively, but were not included in the computation of diluted earnings per share because the effect of including such options would be anti-dilutive.

  Employee Stock Plan

     The Company accounts for its stock option plan in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides an alternative to APB No. 25 and is effective for fiscal years beginning after December 15, 1995. As permitted under SFAS No. 123, the Company continues to account for its stock option plan in accordance with the provisions of APB No. 25 (see Note 6) and provides the disclosure of pro forma net income as if the fair value method under SFAS No. 123 had been applied.

  Reclassification

     Certain fiscal 1998 and 1997 amounts have been reclassified to conform with the current year presentation.

NOTE 3 -- FINANCIAL STATEMENT DETAILS

                                                              MAY 30,    MAY 31,
                                                               1999       1998
                                                              -------    -------
                                                                (IN MILLIONS)
Inventories(1)
  Raw materials.............................................  $ 13.6     $ 13.0
  Work in process...........................................    93.1       69.5
  Finished goods............................................    41.9       25.5
                                                              ------     ------
                                                              $148.6     $108.0
                                                              ======     ======

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                                                              MAY 30,    MAY 31,
                                                               1999       1998
                                                              -------    -------
                                                                (IN MILLIONS)
Other current assets
  Refundable payment of value added tax associated with
     acquisitions...........................................  $ 40.9     $   --
  Non-trade receivable from manufacturing subcontractor.....     4.5       12.7
  Deferred income taxes.....................................     7.6        1.6
  Prepaid and other current assets..........................    12.7        5.7
                                                              ------     ------
                                                              $ 65.7     $ 20.0
                                                              ======     ======
Property, plant and equipment(1)
  Land......................................................  $ 19.0     $ 23.5
  Buildings and improvements................................   177.0      154.7
  Machinery and equipment...................................   681.7      575.1
  Construction in progress..................................    18.1       46.5
                                                              ------     ------
          Total property, plant and equipment...............   895.8      799.8
  Less accumulated depreciation.............................   535.6      456.9
                                                              ------     ------
                                                              $360.2     $342.9
                                                              ======     ======

                                                        PERIOD OF      MAY 30,    MAY 31,
                                                       AMORTIZATION     1999       1998
                                                       ------------    -------    -------
                                                                         (IN MILLIONS)
Intangible assets(1)
  Developed technology...............................    15 years      $169.7      $28.8
  Customer base......................................     8 years        53.9         --
  Covenant not to compete............................     5 years        30.8         --
  Trademarks and tradenames..........................     4 years        25.1         --
  Assembled workforce................................     3 years         8.9        4.1
                                                                       ------      -----
     Total intangible assets.........................                   288.4       32.9
  Less accumulated amortization......................                    (9.9)      (1.4)
                                                                       ------      -----
                                                                       $278.5      $31.5
                                                                       ======      =====
Accrued expenses(1)
  Payroll and employee related accruals..............                  $ 29.3      $23.4
  Accrued interest...................................                    13.5        8.1
  Restructuring and related allowances...............                    12.5         --
  Income taxes payable...............................                     0.3        3.2
  Other..............................................                    29.4       21.2
                                                                       ------      -----
                                                                       $ 85.0      $55.9
                                                                       ======      =====

---------------
(1) Approximately $49.1 million of inventory, $101.3 million of property, plant and equipment, $255.5 million of intangible assets and $9.5 million of accrued liabilities were obtained through the Power Device acquisition and contribute to the growth in each respective account in fiscal 1999.

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

NOTE 4 -- LONG-TERM DEBT

     Long-term debt consists of the following at:

                                                              MAY 30,     MAY 31,
                                                                1999       1998
                                                              --------    -------
                                                                 (IN MILLIONS)
Term Loans Payable:
Tranche A...................................................  $  100.0    $ 62.5
Tranche B...................................................     210.0        --
Tranche C...................................................        --      88.8
Senior subordinated notes payable...........................     600.0     300.0
PIK note payable............................................      99.2      88.6
CMP note payable............................................      50.8        --
                                                              --------    ------
     Total long-term debt...................................   1,060.0     539.9
Less current portion........................................      14.1      13.2
                                                              --------    ------
     Long-term portion......................................  $1,045.9    $526.7
                                                              ========    ======

     On March 11, 1997 Fairchild entered into a Senior Credit Facilities Agreement which, on December 31, 1997, was amended and restated ("Original Credit Agreement") in order to permit the acquisition of Raytheon (See Note 17). On April 14, 1999 the Company entered into a new Senior Credit Facilities Agreement ("Credit Agreement") with a syndicate of financial institutions in order to refinance the Original Credit Agreement and finance the acquisition of the Power Device Business (See Note 17). A portion of the proceeds from the new Credit Agreement was used to repay in full all outstanding amounts under the Original Credit Agreement.

     Borrowings under the Credit Agreement are segregated into two tranches:
$100.0 million Tranche A Term Loans and $210.0 million Tranche B Term Loans. The Tranche A Term Loans are scheduled to mature on March 31, 2004, and are subject to quarterly principal payments ranging from $3.8 million to $6.8 million commencing September 30, 1999. The Tranche B Term Loans are scheduled to mature on December 15, 2004, and are subject to quarterly principal payments ranging from $0.5 to $0.7 million commencing September 30, 1999 and ending September 30, 2004 with a final principal payment of $198.5 million due December 15, 2004. The Credit Agreement also includes a Revolving Credit Facility of $100.0 million. The Revolving Credit Facility is scheduled to mature on March 31, 2004. No amounts were outstanding under the Revolving Credit Facility at May 30, 1999.

     The Credit Agreement accrues interest based on either the bank's base rate or the Eurodollar rate, at the option of Fairchild. The interest rate was 7.7% for the Tranche A term loan and 8.2% for the Tranche B term loan at May 30, 1999. Fairchild pays a commitment fee of 0.5% per annum of the unutilized commitments under the Revolving Credit Agreement. Borrowings are secured by substantially all assets of Fairchild.

     On April 7, 1999, Fairchild issued $300.0 million of 10 3/8% Senior Subordinated Notes (the "10 3/8% Notes") at face value. The 10 3/8% Notes pay interest on April 1 and October 1 of each year commencing October 1, 1999 and are due October 1, 2007. The 10 3/8% Notes are unsecured and are subordinated to all existing and future senior indebtedness of Fairchild. Until April 1, 2002, Fairchild can redeem an amount not to exceed 35% of the 10 3/8% Notes with proceeds raised from certain public equity offerings. On or after April 1, 2003, the 10 3/8% Notes are redeemable by Fairchild, in whole or in part, at redemption prices ranging from 100% to approximately 105% of the principal amount.

     On March 11, 1997, Fairchild issued $300.0 million of 10 1/8% Senior Subordinated Notes (the "10 1/8% Notes" and, together with the 10 3/8% Notes, the "Notes") at face value. The 10 1/8% Notes pay interest on

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

March 15 and September 15 of each year commencing September 15, 1997. The
10 1/8% Notes are unsecured and are subordinated to all existing and future senior indebtedness of Fairchild. The 10 1/8% Notes are redeemable by Fairchild, in whole or in part, on or after March 15, 2002 at redemption prices ranging from 100% to approximately 105% of the principal amount. Fairchild is required to redeem $150.0 million principal amount of 10 1/8% Notes on March 15, 2005 and $75.0 million principal amount of 10 1/8% Notes on March 15, 2006 and 2007, respectively, in each case at a redemption price of 100% of the principal amount plus accrued interest to the date of redemption.

     The payment of principal and interest on the Credit Agreement and the Notes is fully and unconditionally guaranteed by Fairchild International. Fairchild International is the parent company of Fairchild and currently conducts no business and has no significant assets other than the capital stock of Fairchild and certain deferred tax assets related to interest on its debt. Fairchild has eleven direct subsidiaries and one indirect subsidiary, of which only one direct subsidiary, Fairchild Semiconductor Corporation of California ("Fairchild California"), is a guarantor on the Credit Agreement and the Notes. The remaining direct and indirect subsidiaries are foreign-based and do not guarantee either the Credit Agreement or the Notes.

     On April 13, 1999, in connection with the acquisition of the Power Device Business, the Company entered into a Subordinated Credit Agreement with Citicorp Mezzanine Partners, L.P. ("CMP Note") in the principal amount of $50.0 million. The CMP Note bears interest at 12.5% per annum and matures on April 13, 2008. If the Company voluntarily prepays any or all of the loan, the interest rate on the amount prepaid is increased to 18% per annum retroactive to April 13, 1999. Since the Company plans to repay the loan within 18 months, the Company is accruing interest on the CMP Note at a rate of 18% per annum in accordance with EITF Issue No. 86-15. To the extent any Fairchild International senior indebtedness prohibits Fairchild International from paying interest on the CMP
Note in cash, such interest shall be paid by adding interest to the then outstanding principal amount of the CMP Note. Such amounts shall accrue interest as a portion of the principal amount of the PIK Notes from the applicable interest payment date. The CMP Note is subordinated to both the Senior Credit Facilities and the Notes. In connection with the issuance of the CMP Note, Fairchild International issued a warrant for the purchase of 3,538,228 shares of common stock of Fairchild International at an exercise price of $0.01 per share. See Notes 10 and 20.

     On March 11, 1997, the Company issued a promissory note ("PIK Note") in the principal amount of approximately $77.0 million to National Semiconductor as part of the consideration for all of the capital stock of Fairchild. The PIK Note bears interest at 11.74% per annum and matures in 2008. During Fiscal Year 1998, National Semiconductor sold its interest in the PIK Note to a number of financial institutions. To the extent any Fairchild International senior indebtedness prohibits Fairchild International from paying interest due on the PIK Notes in cash, such interest shall be paid by adding such interest to the then outstanding principal amount of the PIK Notes. Such amount shall accrue interest as a portion of the principal amount of the PIK Notes from the applicable interest payment date. The PIK Notes are subordinated to both the Senior Credit Facilities and the Notes.

     The Credit Agreement, the indenture under which the Notes were issued, the CMP Note, and the PIK Note contain certain restrictive financial and operating covenants, including limitations on stock repurchases and prohibitions on the payment of dividends, with which the Company was in compliance at May 30, 1999.

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

     Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

                                                   (IN MILLIONS)
                                                   -------------
2000.............................................    $   14.1
2001.............................................        17.1
2002.............................................        25.1
2003.............................................        25.1
2004.............................................        29.1
Thereafter.......................................       949.5
                                                     --------
                                                     $1,060.0
                                                     ========

     On April 29, 1997 and January 7, 1998, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its Senior Credit Facilities described above under the Original Credit Agreement. The swap agreements fixed the interest rate on $60.0 million of the Senior Credit Facility at 9.26% through May 2001, and $90.0 million of the Senior Credit Facility at 8.21% through February 2000. The notional face amount of the swap agreements was $151.3 million at May 31, 1998 (See Note 14). The swap agreement covering $60.0 million of the Senior Credit Facility was canceled without penalty on May 26, 1999. The swap agreement covering $90.0 million was settled on April 28, 1999 at a cost to the Company of $0.6 million.

     On April 28, 1999, the Company entered into an Interest Rate Cap Agreement. This agreement caps the interest rate at 8.0% and 8.3% on the outstanding balances of the Tranche A and Tranche B Term Loans, respectively. The interest rate cap agreement expires August 31, 1999.

NOTE 5 -- INCOME TAXES

     As discussed in Note 2, the Business did not pay income taxes directly or file separate income tax returns prior to the Recapitalization, and therefore, no provision for income taxes has been recorded in the accompanying financial statements for the period from May 27, 1996 to March 10, 1997.

     In conjunction with the acquisition of the Power Device Business, the Korean government granted a ten year tax holiday to Fairchild Korea Semiconductor Ltd. The exemption is 100% for the first seven years of the holiday and 50% for the remaining three years of the holiday. Taxes exempted include income taxes, dividend withholding taxes, acquisition tax, registration tax, property tax and aggregate land tax. As such, no provision for income taxes for Korea has been provided.

     The provision (benefit) for income taxes included in the accompanying consolidated statements of operations for Fiscal Years 1999, 1998 and 1997, consisted of the following:

                                                                  YEAR ENDED        MARCH 11,
                                                              ------------------       1997
                                                              MAY 30,    MAY 31,    TO MAY 25,
                                                               1999       1998         1997
                                                              -------    -------    ----------
                                                                       (IN MILLIONS)
Income (loss) before income taxes:
  U.S.......................................................  $(103.7)    $14.6        $7.2
  Foreign...................................................    (15.5)     18.2         2.5
                                                              -------     -----        ----
                                                              $(119.2)    $32.8        $9.7
                                                              =======     =====        ====

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                                                                  YEAR ENDED        MARCH 11,
                                                              ------------------       1997
                                                              MAY 30,    MAY 31,    TO MAY 25,
                                                               1999       1998         1997
                                                              -------    -------    ----------
                                                                       (IN MILLIONS)
Income tax provision (benefit):
  Current:
     U.S. federal...........................................  $  (4.8)    $ 7.1        $ --
     U.S. state and local...................................       --       1.5          --
     Foreign................................................      2.1       3.3         1.4
                                                              -------     -----        ----
                                                                 (2.7)     11.9         1.4
  Deferred:
     U.S. federal...........................................     (2.5)     (2.0)        1.9
     U.S. state and local...................................      0.1      (0.4)        0.5
     Foreign................................................       --       1.2          --
                                                              -------     -----        ----
                                                                 (2.4)     (1.2)        2.4
  Total income tax provision (benefit):
     U.S. federal...........................................     (7.3)      5.1         1.9
     U.S. state and local...................................      0.1       1.1         0.5
     Foreign................................................      2.1       4.5         1.4
                                                              -------     -----        ----
                                                              $  (5.1)    $10.7        $3.8
                                                              =======     =====        ====

     The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

                                                                                    MARCH 11,
                                                                                       1997
                                                              MAY 30,    MAY 31,    TO MAY 25,
                                                               1999       1998         1997
                                                              -------    -------    ----------
U.S. federal statutory rate.................................    35.0%     35.0%        35.0%
U.S. state and local taxes, net of federal benefit..........     1.4%      3.3%         4.1%
Tax differential related to foreign income..................    (8.6)%    (5.7)%         --
Change in valuation allowance...............................   (23.5)%      --           --
                                                               -----      ----         ----
                                                                 4.3%     32.6%        39.1%
                                                               =====      ====         ====

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at May 30, 1999 and May 31, 1998 are presented below:

                                                              MAY 30,    MAY 31,
                                                               1999       1998
                                                              -------    -------
                                                                (IN MILLIONS)
Deferred tax assets:
  Net operating loss carry forwards.........................  $ 34.0     $   --
  Reserves and accruals.....................................    26.5       15.9
  Plant and equipment.......................................     3.5        2.8
  Intangibles, primarily intellectual property and
     software...............................................    22.7       31.2
  Tax credit carryovers.....................................     1.4        3.8
                                                              ------     ------
     Total gross deferred tax assets........................    88.1       53.7
  Valuation allowance.......................................   (62.7)     (30.7)
                                                              ------     ------
     Net deferred tax assets................................    25.4       23.0
Deferred tax liabilities (all foreign):
  Intangibles, primarily intellectual property..............    (9.9)        --
  Plant and equipment.......................................    (3.7)        --
  Capital allowance.........................................    (1.4)      (1.4)
                                                              ------     ------
     Total deferred tax liabilities.........................   (15.0)      (1.4)
                                                              ------     ------
Net deferred tax assets.....................................  $ 10.4     $ 21.6
                                                              ======     ======

     In assessing the realizability of deferred tax assets, the Company considered its taxable future earnings and the expected timing of the reversal of temporary differences. Accordingly, the Company has recorded a valuation allowance which reduces the gross deferred tax asset to an amount which the Company believes will more likely than not be realized. Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability.

     Net operating loss, research and development credit and foreign tax credit carryforwards totaled $90.3 million, $0.2 million and $1.2 million, respectively, as of May 30, 1999. The net operating loss expires in 2019. The research and development credits expire in varying amounts in 2012, 2013 and 2019. The foreign tax credits expire in varying amounts in 2002 through 2004.

     Deferred income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries, which aggregated approximately $13.8 million at May 30, 1999. The Company plans to reinvest all such earnings for future expansion. The amount of taxes attributable to these undistributed earnings is not practicably determinable.

NOTE 6 -- STOCK BASED COMPENSATION

     At May 30, 1999, the Company has one stock-based compensation plan, the 1997 Stock Option Plan, as amended, (the "Plan") which is described below. The Company accounts for its stock option plan in accordance with the provisions of APB No. 25. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. During the year ended May 30, 1999, the Company granted 25,600 stock options with exercise prices less than the market price of the underlying stock on the date of the grant, and recorded total deferred compensation of $0.3 million. Had compensation cost for the Company's stock option plan been determined consistent with SFAS Statement

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

No. 123, the Company would have reported net income (loss) of ($114.3) million, $20.6 million and $15.5 million, respectively, in fiscal years 1999, 1998 and 1997, respectively.

     The Company estimates the fair value of each option as of the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

                                                              1999    1998    1997
                                                              ----    ----    ----
Expected volatility.........................................    49%     --      --
Dividend yield..............................................    --      --      --
Risk-free interest rate.....................................  4.43%   5.88%   6.17%
Expected life, in years.....................................   3.4     2.9     2.6

     Under the Plan, the Company may grant options for up to 6,084,000 shares of Class A common stock. Options granted under the Plan may be either (a) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code or (b) non-qualified stock options. Options may be granted under the Plan to regular salaried key employees (including officers) of the Company and its subsidiaries.

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

     A summary of the status of the Company's stock option plan as of May 30, 1999, May 31, 1998 and May 25, 1997, and changes during the years then ended are presented in the table below:

                                            1999                   1998                   1997
                                     -------------------    -------------------    -------------------
                                                WEIGHTED               WEIGHTED               WEIGHTED
                                                AVERAGE                AVERAGE                AVERAGE
                                     SHARES     EXERCISE    SHARES     EXERCISE    SHARES     EXERCISE
                                     (000'S)     PRICE      (000'S)     PRICE      (000'S)     PRICE
                                     -------    --------    -------    --------    -------    --------
Outstanding at beginning of year...   3,584      $ 2.20      2,029      $0.13          --      $  --
Granted............................     972       10.00      1,777       4.29       2,097       0.13
Exercised..........................     (93)       0.13       (142)      0.13          --         --
Canceled...........................    (180)       6.83        (80)      0.13         (68)      0.13
                                      -----                  -----                  -----
Outstanding at end of year.........   4,283      $ 3.82      3,584      $2.20       2,029      $0.13
                                      =====                  =====                  =====
Exercisable at end of year.........   1,612      $ 1.82        798      $0.13          --      $  --
Weighted average fair value of
  options granted..................              $ 0.09                 $0.22                  $0.02

     Information with respect to stock options outstanding and stock options exercisable at May 30, 1999, is as follows:

                                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                           -------------------------------------------------    -----------------------------
                             (000'S)      WEIGHTED-AVERAGE      WEIGHTED-         (000'S)        WEIGHTED-
                             NUMBER          REMAINING           AVERAGE          NUMBER          AVERAGE
EXERCISE PRICES            OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------            -----------    ----------------    --------------    -----------    --------------
$.13.....................     2,683             7.95              $ 0.13           1,337           $ 0.13
$10.00...................     1,600             9.28               10.00             275            10.00
                              -----             ----              ------           -----           ------
                              4,283             8.45              $ 3.82           1,612           $ 1.82
                              =====             ====              ======           =====           ======

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

NOTE 7 -- RETIREMENT PLANS

     The Company sponsors the Fairchild Personal Savings and Retirement Plan (the "Retirement Plan"), contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the United States. At the inception of the Retirement Plan, the Company provided a matching contribution equal to 50% of employee elective deferrals up to a maximum of 6% of an employee's annual compensation. Effective June 1, 1997, the Company increased the matching contribution to 75% of employee elective deferrals. The Company also maintains a non-qualified Benefit Restoration Plan, under which employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The Company matches employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan.

     Employees in Malaysia participate in a defined contribution plan. The Company has funded accruals for this plan in accordance with statutory regulations in Malaysia.

     Under the National Pension Fund Law of Korea, the Company is required to pay a certain percentage of employee retirement benefits to the National Pension Fund in exchange for a reduction in severance liabilities. Contributed amounts shall be refunded from the National Pension Plan to employees on their retirement. This amount has been offset against deferred compensation except for the portion related to employees with less than one year of service which is included in current assets.

     Total expense recognized under these plans was $3.5 million, $3.4 million and $1.1 million for the years ended May 30, 1999, May 31, 1998 and May 25, 1997, respectively.

     Employees in the Philippines participate in a defined benefit plan that was assumed by the Company from National Semiconductor as part of the Recapitalization. The benefits are based on years of service and a multiple of the employee's final monthly salary. The Company's funding policy is to contribute annually the amount necessary to maintain the plan on an actuarially sound basis. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The contributions made for the years ended May 30, 1999, May 31, 1998 and May 25, 1997 are not material to the financial statements.

     Prior to the Recapitalization, employees of the Business participated in several National Semiconductor retirement, employee benefit, and incentive plans. No liabilities related to retirement and similar plans, other than those disclosed above, were assumed by the Company.

NOTE 8 -- LEASE COMMITMENTS

     Rental expense related to certain facilities and equipment of the Company's plants was $12.5 million, $9.5 million, and $5.0 million for fiscal years 1999, 1998 and 1997, respectively.

     Future minimum lease payments under noncancelable operating leases as of May 30, 1999 are as follows:

FISCAL YEAR                                        (IN MILLIONS)
-----------                                        -------------
2000...........................................        $11.2
2001...........................................          7.3
2002...........................................          3.6
2003...........................................          1.9
2004...........................................          1.7
Thereafter.....................................          4.6
                                                       -----
                                                       $30.3
                                                       =====

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

NOTE 9 -- REDEEMABLE PREFERRED STOCK

     Concurrent with the Recapitalization, the Company authorized 70,000 shares of redeemable preferred stock at a par value of $.01, all of which are designated as 12% Series A cumulative compounding preferred stock (the "Redeemable Preferred Stock"). The Redeemable Preferred Stock has a stated value of $1,000 per share and is entitled to annual dividends when, as and if declared, which dividends will be cumulative, whether or not earned or declared, and will accrue at a rate of 12%, compounding annually. At May 30, 1999 and May 31, 1998, 70,000 shares were issued and outstanding. The total liquidation value of the shares outstanding at May 30, 1999 and May 31, 1998, in the amounts of $90.1 million and $80.5 million, respectively, is classified in the Company's balance sheet as Redeemable Preferred Stock. (See Note 10)

     The Redeemable Preferred Stock is mandatorily redeemable in 2009. The Company may optionally redeem, in whole or in part, the Redeemable Preferred Stock at any time at a price per share of $1,000, plus accrued and unpaid dividends to the date of redemption.

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

NOTE 10 -- STOCKHOLDERS' EQUITY

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

          (iii) The Company issued Redeemable Preferred Stock and additional common stock in the aggregate amounts of approximately $65.0 million;

          (iv) The Company contributed cash in the amount of approximately $77.8 million to the capital of Fairchild;

          (v) Fairchild borrowed $120.0 million under term bank loans and issued $300.0 million of 10 1/8% Senior Subordinated Notes due 2007 (as described in Note 4). The proceeds from these borrowings were used to repay the Purchase Price Notes and certain debt acquisition costs.

     The transaction was accounted for as a leveraged recapitalization whereby the Company assumed the historical operating results of the Business. Accordingly, the repayment of the Purchase Price Notes of $401.6 and issuance of the PIK Note of $77.0 million were included in the statements of equity as a distribution to National Semiconductor by Fairchild and the Company, respectively.

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

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

     As approved by stockholders on April 24, 1998, the Company has authorized 160,000,000 shares of common stock at a par value of $.01 per share, divided into two classes consisting of 80,000,000 shares of Class A stock and 80,000,000 shares of Class B stock. Previously, 60,000,000 shares were authorized, consisting of 30,000,000 shares of Class A stock and 30,000,000 shares of Class B stock. The holders of Class A stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Class B stock have no voting rights. A holder of either class of common stock may convert any or all of his shares into an equal number of shares of the other class of common stock provided that in the case of a conversion from Class B stock, which is nonvoting, into Class A stock, which is voting, such conversion would be permitted only to the extent that the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A stock which would be held after giving effect to the conversion.

     In connection with the issuance of the CMP Note (see Note 4), the Company issued a warrant for the purchase of 3,538,228 shares of Class A common stock of the Company at an exercise price of $0.01 per share to Citicorp Mezzaine Partners, L.P. The warrant can be exercised from 18 months until nine years after the issuance thereof. If the Company prepays in full the CMP Note within 18 months after the issuance, the warrant will not become exercisable. The Company intends to repay this note within 18 months of issuance, therefore the value of this warrant was deemed to be immaterial, and no amount of the proceeds of the CMP Note were allocated to this warrant. See Note 20.

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

NOTE 11 -- RESTRUCTURING CHARGES

     In the first quarter of fiscal 1999, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a pre-tax restructuring charge of approximately $4.5 million. The restructuring charge consisted of $0.8 million related to non-cash asset impairments and $3.7 million of employee separation costs. The asset impairments relate to idle production equipment in the Company's Mountain View, California and West Jordan, Utah facilities, which primarily serve the company's Analog and Discrete product groups, respectively. As of May 30, 1999 these assets have been disposed of. The charge for employee separation arrangements provided for severance and other benefits associated with the approxi-

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

mately 600 salaried, hourly and temporary employees severed as a result of this action, a reduction of approximately 10% of the Company's payroll. The affected employees, who work in production, engineering, sales and marketing and administration, are located in the United States and Cebu, the Philippines.

     In the third quarter of fiscal 1999, the Company recorded a pre-tax restructuring charge of approximately $2.7 million related to the transfer of all assembly and test work performed at its Mountain View, California facility to its Penang, Malaysia facility. The charge consisted of $1.9 million of non-cash asset impairments and $0.8 million for severance and other benefits for 54 production employees terminated as a result of the transfer. The asset impairments consist of production equipment that will be idled as a result of this action. As of May 30, 1999 these assets have been disposed of.

     In connection with the sale of its Mountain View, California facility on April 2, 1999, the Company announced the transfer of all wafer production to its South Portland, Maine facility. In the fourth quarter of fiscal 1999, the Company recorded a pre-tax restructuring charge of approximately $10.0 million, which consisted of $2.6 million of non-cash asset impairments, $4.0 million for severance and employee benefits, $1.9 million for a loss on sale of the facility and $1.5 million for other exit costs. This action will result in the termination of approximately 170 salaried, hourly and temporary employees, all of whom work for the Company's Analog and Mixed Signal Division in Mountain View or San Diego, California in the areas of production, engineering, selling and marketing and administration. Other exit costs include $1.0 million to be paid under a non-cancellable operating lease after operations cease as well as other incremental costs associated with the facility closure. The non-cash asset impairments primarily consist of production equipment that will not be transferred to South Portland, Maine. The assets will be disposed of during the first half of fiscal 2000.

     During the fourth quarter of fiscal 1999, the Company also recorded a pre-tax charge of $4.1 million related to the restructuring of its memory product lines, whereby the Company is streamlining its operations to focus solely on its most profitable products. The charge includes $3.9 million for non-cash asset impairments and $0.2 million for employee separation costs all of which have been paid at May 30, 1999. The non-cash impairments consist of production equipment and other equipment in West Jordan and Sunnyvale, California that become idle as a result of the plan. The assets will be disposed of during the second half of fiscal 2000.

     The Memory Division product line restructuring plan also included amounts for the write-off of inventories ($9.9 million) as well as provisions for additional distribution sales allowances required as a result of this action ($5.5 million). These costs have been excluded from the restructuring charge and have been recorded as a reduction against net sales in the case of the distribution sales allowances and as a charge to cost of sales for the inventory write-offs.

     The following table summarizes the recorded accruals and uses of the above restructuring and impairment actions:

                                                           ASSET       SEVERANCE    EXIT
                                                        IMPAIRMENTS    BENEFITS     COSTS    TOTAL
                                                        -----------    ---------    -----    -----
                                                                      (IN MILLIONS)
FIRST QUARTER RESTRUCTURING
Total charge..........................................     $ 0.8         $ 3.7      $ --     $ 4.5
Cash payments.........................................        --          (3.1)       --      (3.1)
Non-cash items........................................      (0.8)           --        --      (0.8)
Adjustments...........................................        --          (0.3)       --      (0.3)
                                                           -----         -----      ----     -----
  Accrual balance as of May 30, 1999..................        --           0.3        --       0.3

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                                                           ASSET       SEVERANCE    EXIT
                                                        IMPAIRMENTS    BENEFITS     COSTS    TOTAL
                                                        -----------    ---------    -----    -----
                                                                      (IN MILLIONS)
THIRD QUARTER RESTRUCTURING
Total charge..........................................       1.9           0.8        --       2.7
Cash payments.........................................        --          (0.7)       --      (0.7)
Non-cash items........................................      (1.9)           --        --      (1.9)
                                                           -----         -----      ----     -----
  Accrual balance as of May 30, 1999..................        --           0.1        --       0.1
FOURTH QUARTER MOUNTAIN VIEW RESTRUCTURING
Total charge..........................................       4.5           4.0       1.5      10.0
Cash payments.........................................        --            --        --        --
Non-cash items........................................      (3.4)           --        --      (3.4)
                                                           -----         -----      ----     -----
  Accrual balance as of May 30, 1999..................       1.1           4.0       1.5       6.6
FOURTH QUARTER MEMORY DIVISION RESTRUCTURING
Total charge..........................................       3.9           0.2        --       4.1
Cash payments.........................................        --          (0.2)       --      (0.2)
Non-cash items........................................      (3.9)           --        --      (3.9)
                                                           -----         -----      ----     -----
  Accrual balance as of May 30, 1999..................        --            --        --        --
                                                           -----         -----      ----     -----
Total accrual balance as of May 30, 1999..............     $ 1.1         $ 4.4      $1.5     $ 7.0
                                                           =====         =====      ====     =====

     In June 1996, National Semiconductor announced a restructuring of its operations and the intent to pursue a sale or partial financing of the Business. In connection with the restructuring, the Business recorded a $5.3 million nonrecurring charge related to work force reductions. During the year ended May 25, 1997, $5.3 million of severance was paid to terminated employees.

NOTE 12 -- RELATED PARTY TRANSACTIONS

     Related party activity between the Company and National Semiconductor, in addition to contract manufacturing services performed for National Semiconductor, is summarized as follows:

                                                YEAR       YEAR       PERIOD FROM       PERIOD FROM
                                                ENDED      ENDED     MARCH 11, 1997     MAY 27, 1996
                                               MAY 30,    MAY 31,       THROUGH           THROUGH
                                                1999       1998       MAY 25, 1997     MARCH 10, 1997
                                               -------    -------    --------------    --------------
                                                                   (IN MILLIONS)
Manufacturing services performed by National
  Semiconductor plants or purchased from
  third parties..............................   $ 5.6      $14.0         $ 2.8             $34.3
Headquarters, freight, duty, warehousing and
  other elements of cost of sales............     4.4       17.9           3.7              41.8
                                                -----      -----         -----             -----
                                                $10.0      $31.9         $ 6.5             $76.1
                                                =====      =====         =====             =====
Cost of business support services provided by
  National Semiconductor.....................   $10.7      $28.7         $11.6             $  --
                                                =====      =====         =====             =====
Operating costs allocated to the Business by
  National Semiconductor.....................   $  --      $  --         $  --             $63.9
                                                =====      =====         =====             =====
Operating costs allocated to National
  Semiconductor by the Business..............   $  --      $  --         $  --             $ 9.6
                                                =====      =====         =====             =====

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

     Amounts receivable from National Semiconductor, included in accounts receivable, totaled $12.0 million and $12.4 million at May 30, 1999 and May 31, 1998, respectively. Amounts payable to National Semiconductor, included in accounts payable, totaled $0.4 million and $5.3 million at May 30, 1999 and May 31, 1998, respectively.

NOTE 13 -- CONTINGENCIES

     The Company's facilities in South Portland, Maine, West Jordan, Utah, Cebu, the Philippines, and Penang, Malaysia, have ongoing remediation projects to respond to certain releases of hazardous substances that occurred prior to the Recapitalization. Pursuant to the Asset Purchase Agreement, National Semiconductor has agreed to indemnify the Company for the future costs of these projects. The costs incurred to respond to these conditions were not material to the consolidated financial statements during fiscal years 1999, 1998 and 1997.

     The Company's former Mountain View, California, facility is located on a contaminated site under the Comprehensive Environmental Response, Compensation and Liability Act. Under the terms of the Acquisition Agreement with Raytheon Company, dated December 31, 1997, Raytheon Company has assumed responsibility for all remediation costs or other liabilities related to historical contamination.

     In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at May 30, 1999. It is management's opinion that after final disposition, any monetary liability or financial impact to the Company would not be material to the Company's financial position, annual results of operations or cash flows.

NOTE 14 -- FINANCIAL INSTRUMENTS

  Foreign Currency Instruments

     The objective of the Company's foreign exchange risk management policy is to preserve the U.S. dollar value of after-tax cash flows in relation to non-U.S. dollar currency fluctuations. The Company uses forward and option contracts to hedge firm commitments and option contracts to hedge anticipated transactions. Gains and losses on financial instruments that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated transactions are deferred until such time as the underlying transactions are recognized or immediately when the transaction is no longer expected to occur. In addition, the Company uses forward and option contracts to hedge certain non-U.S. denominated asset and liability positions. Gains and losses on these contracts are matched with the underlying gains and losses resulting from currency movement on these balance sheet positions. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. Net gains and losses from foreign currency transactions were not material for fiscal years 1999, 1998 and 1997.

  Interest Rate Derivatives

     The Company utilizes interest rate swap or interest rate cap agreements to limit the impact of the variable interest rate of certain long-term debt. The variable rates on swaps and caps are based primarily on U.S. dollar LIBOR, and the swaps are reset on a quarterly basis. The differential between fixed and variable rates to be paid or received on swaps is accrued as interest rates change in accordance with the agreements and is included in current interest expense. The costs of interest rate cap agreements are included in interest expense ratably over the lives of the agreements. Payments to be received as a result of the cap agreements are

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

accrued as a reduction of interest expense. As of May 30, 1999, no swap agreements were outstanding, and the outstanding interest rate cap agreement had a maturity of three months.

  Fair Value and Notional Principal of Off-Balance Sheet Financial Instruments

     The table below shows the fair value and notional principal of the Company's off-balance sheet instruments as of May 30, 1999 and May 31, 1998. The notional principal amounts for off-balance sheet instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the Company's exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 30, 1999, and May 31, 1998. Although the following table reflects the notional principal and fair value of amounts of off-balance sheet instruments, it does not reflect the gains or losses associated with the exposures and transactions that the off-balance sheet instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

                                            MAY 30, 1999                           MAY 31, 1998
                                 -----------------------------------    -----------------------------------
                                 NOTIONAL     CARRYING    ESTIMATED     NOTIONAL     CARRYING    ESTIMATED
                                 PRINCIPAL     AMOUNT     FAIR VALUE    PRINCIPAL     AMOUNT     FAIR VALUE
                                 ---------    --------    ----------    ---------    --------    ----------
                                                               (IN MILLIONS)
Interest Rate Instruments
  Swaps........................   $   --         $--          $--        $151.3        $ --        $(0.5)
  Caps.........................    310.0         --           --             --          --           --
Foreign Exchange Instruments
  Purchased Options............     32.1         --           --           31.7         0.8          0.6

  Fair Value of Financial Instruments

     A summary table of estimated fair values of financial instruments follows:

                                                          MAY 30, 1999              MAY 31, 1998
                                                     ----------------------    ----------------------
                                                     CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                      AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                     --------    ----------    --------    ----------
                                                                      (IN MILLIONS)
Long Term Debt
  Senior Subordinated Debt.........................   $600.0       $603.0       $300.0       $310.5
  Term Loans.......................................    310.0        310.0        151.3        151.3
  PIK Note.........................................     99.2         94.2         88.6         87.7
  CMP Note.........................................     50.8         50.8           --           --

NOTE 15 -- OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

     During fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. Comparative operating segment information for fiscal 1998 and 1997 is also presented in accordance with SFAS No. 131.

     Fairchild designs, develops, manufactures and markets high performance multi-market semiconductors. The Company is currently organized into five operating segments. There are four product line operating segments: Analog and Mixed Signal Products Division, Discrete Power and Signal Technologies Group, Logic Products Group and the Non-Volatile Memory Division. In addition, the Company currently treats the recently acquired Power Device Business as an operating segment. Each of these groups has a vice president,

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

general manager who reports directly to the Chief Executive Officer ("CEO"). The CEO allocates resources to each of these groups using information on their revenues and operating profits before interest, taxes and non-recurring items. The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131. Fairchild's products in all operating groups are sold to original equipment manufacturers and distributors throughout the world.

     In addition to the operating segments mentioned above, the Company also operates sales and marketing, information systems, finance and administration groups that are led by vice presidents and that also report to the CEO. The expenses of these groups are allocated to the operating segments and are included in the operating results reported below. The Company does not allocate income taxes to its operating segments, and while interest expense allocations are made for informational purposes, the operating segments are principally evaluated on operating profit before interest and taxes.

     Although the Company does not specifically identify and allocate all assets by operating segment, it is the Company's strategy to have its capital intensive manufacturing plants dedicated to its operating segments. Operating segments do not sell products to each other, and accordingly, there are no inter-segment revenues to be reported. The accounting policies for segment reporting are the same as for the Company as a whole.

     Statement of operations information on reportable segments for the three years ended May 30, 1999 is as follows:

                                                                    YEAR ENDED
                                                           -----------------------------
                                                           MAY 30,    MAY 31,    MAY 25,
                                                            1999       1998       1997
                                                           -------    -------    -------
REVENUE AND OPERATING INCOME (LOSS):
Analog and Mixed Products Division
  Trade revenue..........................................  $ 64.1     $ 32.0     $   --
  Operating income (loss)................................    (2.4)       2.2         --
                                                           ------     ------     ------
Discrete Power and Signal Technologies Group
  Trade revenue..........................................  $180.3     $187.3     $164.5
  Contract manufacturing revenue.........................     9.1       34.5       15.1
  Operating income.......................................     4.8       44.9       21.7
                                                           ------     ------     ------
Logic Products Group
  Trade revenue..........................................  $267.6     $303.0     $285.3
  Contract manufacturing revenue.........................    71.9      118.9       89.1
  Operating income.......................................    35.7       70.0       21.3
                                                           ------     ------     ------
Non-Volatile Memory Division
  Trade revenue..........................................  $ 73.4     $113.5     $138.0
  Operating income (loss)................................   (26.4)     (14.2)       5.0
                                                           ------     ------     ------
Power Device Products Group
  Trade revenue..........................................  $ 74.2     $   --     $   --
  Operating income.......................................    12.7         --         --
                                                           ------     ------     ------
Other(1)
  Revenue................................................  $ (5.5)    $   --     $   --
  Operating income (loss)................................   (71.8)     (15.6)     (16.1)
                                                           ------     ------     ------

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                                                                    YEAR ENDED
                                                           -----------------------------
                                                           MAY 30,    MAY 31,    MAY 25,
                                                            1999       1998       1997
                                                           -------    -------    -------
Total Consolidated
  Trade revenue..........................................  $654.1     $635.8     $587.8
  Contract manufacturing revenue.........................    81.0      153.4      104.2
  Operating income (loss)................................   (47.4)      87.3       31.9

---------------

(1) Other includes in fiscal year 1999, $34.0 million for purchased in-process research and development, $21.3 million for restructuring, $15.4 million for additional charges taken for asset impairments in connection with the Memory restructuring and $1.1 million of other charges not allocated to the operating segments. In fiscal 1998, such amounts represent purchased in-process research and development. For fiscal 1997, such charges include $5.3 million for restructuring and $10.8 million not allocated to the operating segments for amounts charged to the Fairchild Business by National pursuant to "push-down" accounting rules applied in connection with the Recapitalization.

     Property, plant and equipment (including molds and tooling) and depreciation and amortization by reportable operating segment as of and for the years ended May 30, 1999 and May 31, 1998 is as follows:

                                                                  YEAR ENDED
                                                              ------------------
                                                              MAY 30,    MAY 31,
                                                               1999       1998
                                                              -------    -------
PROPERTY, PLANT AND EQUIPMENT(1) AND DEPRECIATION AND
  AMORTIZATION
Analog and Mixed Signal Products Division
  Property, plant and equipment.............................  $  8.3     $ 49.1
  Depreciation and amortization.............................     8.9        3.3
                                                              ------     ------
Discrete Power and Signal Technologies Group
  Property, plant and equipment.............................  $ 94.7     $114.8
  Depreciation and amortization.............................    24.6       20.8
                                                              ------     ------
Logic Products Group
  Property, plant and equipment.............................  $151.2     $172.5
  Depreciation and amortization.............................    53.2       51.7
                                                              ------     ------
Non-Volatile Memory Division
  Property, plant and equipment.............................  $   --     $   --
  Depreciation and amortization.............................     9.9        8.8
                                                              ------     ------
Power Device Products Group
  Property, plant and equipment.............................  $100.1     $   --
  Depreciation and amortization.............................     7.1         --
                                                              ------     ------
Other
  Property, plant and equipment.............................  $  5.9     $  6.5
  Depreciation and amortization.............................      --         --
                                                              ------     ------

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                                                                  YEAR ENDED
                                                              ------------------
                                                              MAY 30,    MAY 31,
                                                               1999       1998
                                                              -------    -------
Total Consolidated
  Property, plant and equipment.............................  $360.2     $342.9
  Depreciation and amortization.............................   103.7       84.6

---------------

(1) Property, plant and equipment includes molds and tooling, which is classified in other assets on the consolidated balance sheets. Intangible assets are solely identifiable to the Analog and Mixed Signal Division and the Power Device Products Group.

    Geographic revenue information for the three years ended May 30, 1999 is based on the locations of the selling entities within the indicated geographic areas. No individual foreign country is material to total revenues.

    Revenues from unaffiliated customers by geographic region were as follows:

                                                            YEAR ENDED
                                                   -----------------------------
                                                   MAY 30,    MAY 31,    MAY 25,
                                                    1999       1998       1997
                                                   -------    -------    -------
                                                           (IN MILLIONS)
TOTAL REVENUES:
United States....................................  $299.5     $395.7     $326.9
Asia.............................................   324.3      260.9      247.5
Europe...........................................   111.3      132.6      117.6
                                                   ------     ------     ------
     Total.......................................  $735.1     $789.2     $692.0
                                                   ======     ======     ======

     In fiscal years 1999, 1998 and 1997, National Semiconductor accounted for 11.0%, 19.4% and 15.1% of the Company's total revenues.

     Geographic property, plant and equipment balances as of May 30, 1999 and May 31, 1998 are based on the physical locations within the indicated geographic areas and are as follows:

                                                                YEAR ENDED
                                                            ------------------
                                                            MAY 30,    MAY 31,
                                                             1999       1998
                                                            -------    -------
                                                              (IN MILLIONS)
PROPERTY, PLANT & EQUIPMENT:
United States.............................................  $174.4     $257.0
Korea.....................................................   100.1         --
Philippines...............................................    40.5       36.8
Malaysia..................................................    39.7       47.4
All Others................................................     5.5        1.7
                                                            ------     ------
     Total................................................  $360.2     $342.9
                                                            ======     ======

NOTE 16 -- SUPPLEMENTAL CASH FLOW INFORMATION

     As described in Note 1, National Semiconductor's cash management system was not designed to trace centralized cash and related financing transactions to the specific cash requirements of the Business. In addition, National
Semiconductor's corporate transaction systems are not designed to track receivables and

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

certain liabilities and cash receipts and payments on a business specific basis. Given these constraints, the following data is presented to facilitate analysis of key components of cash flow activity for fiscal year 1997:

                                                               YEAR ENDING
                                                                 MAY 25,
                                                                  1997
                                                              (IN MILLIONS)
                                                              -------------
Operating activities:
  Revenues less expenses....................................     $  15.5
  Depreciation and amortization.............................        77.1
  Deferred taxes............................................       (20.3)
  Loss on disposal of equipment, molds and tooling..........         1.0
  Non-cash interest expense.................................         1.9
  Increase in accounts receivable...........................       (79.6)
  Decrease in inventories...................................        20.0
  Increase in prepaid expenses and other current assets.....        (5.8)
  Increase in other assets..................................         0.9
  Increase in accounts payable..............................        12.2
  Increase in accrued expenses and other liabilities........        21.6
  Net financing provided to National Semiconductor(*).......       (25.4)
                                                                 -------
     Cash provided by operating activities..................        19.1
                                                                 -------
Investing activities:
  Capital expenditures......................................       (47.1)
  Purchase of molds and tooling.............................        (7.2)
                                                                 -------
     Cash used by investing activities......................       (54.3)
                                                                 -------
Financing activities:
  Issurance of long-term debt...............................       420.0
  Debt acquisition costs....................................       (20.3)
  Issuance of common stock..................................         7.8
  Issuance of preferred stock...............................        70.0
  Distribution to National Semiconductor....................      (401.6)
                                                                 -------
     Cash provided by financing activities..................        75.9
                                                                 -------
Net change in cash and cash equivalents.....................        40.7
Cash and cash equivalents at beginning of year..............          --
                                                                 -------
Cash and cash equivalents at end of year....................     $  40.7
                                                                 =======

---------------
* Net financing provided from (to) National Semiconductor does not necessarily represent the cash flows of the Business, or the timing of such cash flows, had it operated on a stand alone basis.

     Cash paid for interest by the Company totaled $0.1 million for the period from March 11, 1997 through May 25, 1997. The Business did not make any cash payments for interest prior to March 11, 1997, as discussed in Note 2. No cash payments were made for income taxes.

     During the year ended May 25, 1997, the Company issued a note to National Semiconductor in the principal amount of approximately $77.0 million as additional purchase consideration for the capital stock of Fairchild. The Company recorded the note as an increase to long-term debt and accumulated deficit. For fiscal 1999 and 1998 and for the period from March 11 through May 25, 1997, the Company accumulated dividends

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

on the redeemable preferred stock of approximately $9.8 million, $8.6 million and $1.8 million, respectively. The Company recorded the accumulated dividends as an increase to the carrying value of the redeemable preferred stock and accumulated deficit.

NOTE 17 -- ACQUISITIONS

     In April 1999, the Company completed the acquisition of the Power Device Business of Samsung Electronics for a purchase price of approximately $414.9 million, including related acquisition expenses. The Power Device Business designs, manufactures and markets power discrete semiconductors and standard analog integrated circuits serving the personal computer, industrial, telecommunications and consumer electronics markets. The purchase includes all of the worldwide operations and assets of the Power Device Business, which are comprised in part of a high volume wafer fabrication plant in Bucheon, South Korea, design and development operations in Bucheon, South Korea, secured services for high volume assembly and test operations and worldwide sales and marketing operations. The purchase price was financed through a combination of borrowings under the Company's new Senior Credit Facilities, the CMP Note and the 10 3/8% Notes. (See Note 4.)

     The Power Device Business acquisition has been accounted for by the purchase method of accounting and accordingly, the results of operations of the Power Device Business are included in the accompanying consolidated financial statements since the acquisition date. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $289.5 million. Approximately $34.0 million of the purchase price in excess of fair value of net tangible assets was allocated to purchased in-process research and development. Accordingly, the Company recorded a non-recurring charge for this purchased in-process research and development concurrent with the acquisition. The remaining purchase price in excess of fair value of net tangible assets was allocated to various intangible assets, which will be amortized on a straight-line basis over three to fifteen years.

     On December 31, 1997, the Company acquired all of the outstanding common stock of Raytheon for approximately $117.0 million in cash plus transaction expenses. Raytheon, based in Mountain View, California, designs, manufactures and markets high performance analog and mixed signal integrated circuits for the personal computer, communications, broadcast video and industrial markets. The acquisition was accounted for by the purchase method of accounting and accordingly, the results of operations of Raytheon are included in the accompanying consolidated financial statements since that date. The purchase price exceeded the fair value of the net tangible assets by approximately $48.4 million. Approximately $15.5 million of the purchase price in excess of fair value of net tangible assets was allocated to purchased in-process research and development. Accordingly, the Company recorded a non-recurring charge for this purchased in-process research and development concurrent with the acquisition. The remaining purchase price in excess of fair value of net tangible assets was allocated to various intangible assets, which will be amortized on a straight-line basis over three to fifteen years.

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

     The following unaudited pro forma consolidated results of operations are presented as if the Power Device Business and Raytheon acquisitions had been made at the beginning of the periods presented below:

                                                                     YEAR ENDED
                                                              ------------------------
                                                               MAY 30,       MAY 31,
                                                                 1999          1998
                                                              ----------    ----------
                                                              (IN MILLIONS, EXCEPT PER
                                                                   SHARE AMOUNTS)
Revenues....................................................   $1,111.9      $1,300.7
Net income (loss)...........................................     (155.9)         20.6
Net income (loss) applicable to common stockholders.........     (165.7)         11.9
Net earnings (loss) per share:
  Basic.....................................................   $  (2.63)     $   0.19
  Diluted...................................................   $  (2.63)     $   0.18

     The pro forma results of operations include adjustments to give effect to the contracts the Company entered into with Samsung Electronics, additional depreciation and amortization related to the increased value of acquired fixed assets and identifiable intangibles, interest expense on debt assumed issued to finance the purchases, as well as adjustments to eliminate historical expenses which will not be incurred by the Company. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of the periods presented or the future results of the combined operations.

NOTE 18 -- CHANGE IN ACCOUNTING PRINCIPLE

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

     The cumulative effect of adoption of this Issue resulted in a charge of $1.5 million; net of taxes of $0.8 million for the year ended May 31, 1998. Of the pre-tax write-off, $1.6 million applies to costs incurred in fiscal year 1998, while $0.7 million applies to costs incurred in fiscal year 1997. The charge relates specifically to costs incurred to assess the system's capabilities in light of the Company's current business processes, which under prior guidance was capitalizable to the cost of the software.

NOTE 19 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Below are condensed consolidating balance sheets, statements of operations and statements of cash flows of Fairchild International as of and for the years ended May 30, 1999 and May 31, 1998:

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                        MAY 30, 1999
                            -----------------------------------------------------------------------------------------------------
                              UNCONSOLIDATED      UNCONSOLIDATED                                                 CONSOLIDATED
                                 FAIRCHILD          FAIRCHILD                       NON-                           FAIRCHILD
                               SEMICONDUCTOR      SEMICONDUCTOR    GUARANTOR     GUARANTOR                       SEMICONDUCTOR
                            INTERNATIONAL, INC.    CORPORATION     SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                            -------------------   --------------   ----------   ------------   ------------   -------------------
                                                                        (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash
    equivalents...........        $    --             $ 33.1         $  0.3        $ 29.0        $    --           $   62.4
  Accounts receivable,
    net...................             --               35.6           10.4          83.7             --              129.7
  Inventories.............             --               83.4           17.0          48.2             --              148.6
  Other current assets....             --               15.0            0.4          50.3             --               65.7
                                  -------             ------         ------        ------        -------           --------
    Total current
      assets..............             --              167.1           28.1         211.2             --              406.4
Property, plant and
  equipment, net..........             --              166.1            8.3         185.8             --              360.2
Deferred income taxes,
  net.....................             --               10.0            7.8         (15.0)            --                2.8
Intangible assets, net....             --                8.0           28.1         242.4             --              278.5
Investment in
  subsidiaries............           (6.4)             267.8           83.2            --         (344.6)                --
Other assets..............             --               36.6            1.6           9.6             --               47.8
                                  -------             ------         ------        ------        -------           --------
    Total assets..........        $  (6.4)            $655.6         $157.1        $634.0        $(344.6)          $1,095.7
                                  =======             ======         ======        ======        =======           ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Current portion of
    long-term debt........        $    --             $ 14.1         $   --        $   --        $    --           $   14.1
  Accounts payable........             --               45.4            4.4          55.9           (6.1)              99.6
  Accrued expenses and
    other current
    liabilities...........             --               50.0            8.0          27.0             --               85.0
                                  -------             ------         ------        ------        -------           --------
    Total current
      liabilities.........             --              109.5           12.4          82.9           (6.1)             198.7
Long-term debt, less
  current portion.........          150.0              895.9             --            --             --            1,045.9
Net intercompany
  (receivable) payable....           (6.1)            (344.2)         (24.3)        368.5            6.1                 --
Other liabilities.........             --                0.8             --           0.6             --                1.4
                                  -------             ------         ------        ------        -------           --------
    Total liabilities.....          143.9              662.0          (11.9)        452.0             --            1,246.0
                                  -------             ------         ------        ------        -------           --------
Redeemable preferred
  stock...................           90.1                 --             --            --             --               90.1
Commitments and
  contingencies
Stockholders' equity
  (deficit):
  Class A common stock....            0.3                 --             --            --             --                0.3
  Class B common stock....            0.3                 --             --            --             --                0.3
  Additional paid-in
    capital...............            9.6               62.0             --            --          (62.0)               9.6
  Accumulated earnings
    (deficit).............         (250.6)             (68.4)         169.0         182.0         (282.6)            (250.6)
                                  -------             ------         ------        ------        -------           --------
    Total stockholders'
      equity (deficit)....         (240.4)              (6.4)         169.0         182.0         (344.6)            (240.4)
                                  -------             ------         ------        ------        -------           --------
    Total liabilities and
      stockholders' equity
      (deficit)...........        $  (6.4)            $655.6         $157.1        $634.0        $(344.6)          $1,095.7
                                  =======             ======         ======        ======        =======           ========

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED MAY 30, 1999
                            -----------------------------------------------------------------------------------------------------
                              UNCONSOLIDATED      UNCONSOLIDATED                                                 CONSOLIDATED
                                 FAIRCHILD          FAIRCHILD                       NON-                           FAIRCHILD
                               SEMICONDUCTOR      SEMICONDUCTOR    GUARANTOR     GUARANTOR                       SEMICONDUCTOR
                            INTERNATIONAL, INC.    CORPORATION     SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                            -------------------   --------------   ----------   ------------   ------------   -------------------
                                                                        (IN MILLIONS)
Revenue:
  Net sales -- trade......        $    --            $ 177.1         $ 64.2        $412.8        $    --            $ 654.1
  Net
  sales -- intercompany...             --              536.8             --         101.1         (637.9)                --
  Contract
 manufacturing -- National
     Semiconductor........             --               81.0             --            --             --               81.0
                                  -------            -------         ------        ------        -------            -------
     Total revenue........             --              794.9           64.2         513.9         (637.9)             735.1
Operating expenses:
  Cost of sales...........             --               57.1           39.7         421.6             --              518.4
  Cost of
  sales -- intercompany...             --              596.9             --          41.0         (637.9)                --
  Cost of contract
     manufacturing --
     National
     Semiconductor........             --               64.4             --            --             --               64.4
  Research and
     development..........             --               26.1           10.8           2.4             --               39.3
  Selling, general and
     administrative.......             --               62.9           13.8          28.4             --              105.1
  Purchased in-process
     research and
     development..........             --                 --             --          34.0             --               34.0
  Restructuring and
     impairments..........             --                8.6           12.7            --             --               21.3
                                  -------            -------         ------        ------        -------            -------
     Total operating
       expenses...........             --              816.0           77.0         527.4         (637.9)             782.5
                                  -------            -------         ------        ------        -------            -------
Operating income (loss)...             --              (21.1)         (12.8)        (13.5)            --              (47.4)
Interest expense, net.....           11.3               54.1            4.4           2.0             --               71.8
Equity in subsidiary
  (income) loss...........          102.7               33.6           22.8            --         (159.1)                --
                                  -------            -------         ------        ------        -------            -------
Income (loss) before
  income taxes............         (114.0)            (108.8)         (40.0)        (15.5)         159.1             (119.2)
Provision (benefit) for
  income taxes............            0.1               (6.1)          (1.2)          2.1             --               (5.1)
                                  -------            -------         ------        ------        -------            -------
  Net income (loss).......        $(114.1)           $(102.7)        $(38.8)       $(17.6)       $ 159.1            $(114.1)
                                  =======            =======         ======        ======        =======            =======

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED MAY 30, 1999
                                           --------------------------------------------------------------------------------------
                                             UNCONSOLIDATED      UNCONSOLIDATED                                  CONSOLIDATED
                                                FAIRCHILD          FAIRCHILD                       NON-            FAIRCHILD
                                              SEMICONDUCTOR      SEMICONDUCTOR    GUARANTOR     GUARANTOR        SEMICONDUCTOR
                                           INTERNATIONAL, INC.    CORPORATION     SUBSIDIARY   SUBSIDIARIES   INTERNATIONAL, INC.
                                           -------------------   --------------   ----------   ------------   -------------------
                                                                               (IN MILLIONS)
Cash flows provided by (used in)
  operating activities:..................        $    --             $(14.7)        $(29.4)      $  88.2            $  44.1
                                                 -------             ------         ------       -------            -------
Cash flows from investing activities:
  Capital expenditures...................             --              (26.6)          (0.5)        (19.1)             (46.2)
  Proceeds from sale of property, plant
     and equipment.......................             --                1.0           30.2            --               31.2
  Purchase of molds and tooling..........             --                 --             --          (3.8)              (3.8)
  Refundable payment of value added tax
     associated with acquisitions........             --                 --             --         (40.9)             (40.9)
  Investment (in) from affilliate........          (50.0)              50.0             --            --                 --
  Net intercomany investing..............                            (406.8)            --         406.8                 --
  Acquisitions, net of cash acquired.....             --               (8.1)            --        (406.8)            (414.9)
                                                 -------             ------         ------       -------            -------
     Cash provided by (used in) investing
       activities........................          (50.0)            (390.5)          29.7         (63.8)            (474.6)
                                                 -------             ------         ------       -------            -------
Cash flows from financing activities:
  Repayment of long-term debt............             --             (151.3)            --            --             (151.3)
  Issuance of long-term debt.............           50.0              610.0             --            --              660.0
  Debt issuance costs....................             --              (22.3)            --            --              (22.3)
                                                 -------             ------         ------       -------            -------
     Cash provided by financing
       activities........................           50.0              436.4             --            --              486.4
                                                 -------             ------         ------       -------            -------
Net change in cash and cash
  equivalents............................             --               31.2            0.3          24.4               55.9
Cash and cash equivalents at beginning of
  period.................................             --                1.9             --           4.6                6.5
                                                 -------             ------         ------       -------            -------
Cash and cash equivalents at end of
  period.................................        $    --             $ 33.1         $  0.3       $  29.0            $  62.4
                                                 =======             ======         ======       =======            =======
Supplemental Cash Flow Information:
  Cash paid (refunded) during the year
     for:
     Income taxes........................        $    --             $ (2.0)        $   --       $   2.0            $    --
                                                 =======             ======         ======       =======            =======
     Interest............................        $    --             $ 46.6         $   --       $    --            $  46.6
                                                 =======             ======         ======       =======            =======

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                        MAY 31, 1998
                            -----------------------------------------------------------------------------------------------------
                              UNCONSOLIDATED      UNCONSOLIDATED                                                 CONSOLIDATED
                                 FAIRCHILD          FAIRCHILD                       NON-                           FAIRCHILD
                               SEMICONDUCTOR      SEMICONDUCTOR    GUARANTOR     GUARANTOR                       SEMICONDUCTOR
                            INTERNATIONAL, INC.    CORPORATION     SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                            -------------------   --------------   ----------   ------------   ------------   -------------------
                                                                        (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash
    equivalents...........        $    --             $  1.9         $   --        $  4.6        $    --            $   6.5
  Accounts receivable,
    net...................             --               24.7           13.3          37.0             --               75.0
  Inventories.............             --               90.7           14.8           2.5             --              108.0
  Other current assets....             --               13.2            0.5           6.3             --               20.0
                                  -------             ------         ------        ------        -------            -------
    Total current
      assets..............             --              130.5           28.6          50.4             --              209.5
Property, plant and
  equipment, net..........             --              209.0           48.1          85.8             --              342.9
Deferred income taxes,
  net.....................            3.9               12.2            5.3          (1.4)            --               20.0
Intangible assets, net....             --                 --           31.5            --             --               31.5
Investment in
  subsidiaries............           46.3              211.0             --            --         (257.3)                --
Other assets..............             --               19.2            1.6           9.6             --               30.4
                                  -------             ------         ------        ------        -------            -------
    Total assets..........        $  50.2             $581.9         $115.1        $144.4        $(257.3)           $ 634.3
                                  =======             ======         ======        ======        =======            =======
LIABILITIES AND
  STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Current portion of
    long-term debt........        $    --             $ 13.2         $   --        $   --        $    --            $  13.2
  Accounts payable........             --               56.1            5.5          14.7           (2.3)              74.0
  Accrued expenses and
    other current
    liabilities...........             --               38.6            1.8          15.5             --               55.9
                                  -------             ------         ------        ------        -------            -------
    Total current
      liabilities.........             --              107.9            7.3          30.2           (2.3)             143.1
Long-term debt, less
  current portion.........           88.6              438.1             --            --             --              526.7
Net intercompany
  (receivable) payable....           (2.3)             (10.5)          (9.6)         20.1            2.3                 --
Other liabilities.........             --                0.1             --           0.5             --                0.6
                                  -------             ------         ------        ------        -------            -------
    Total liabilities.....           86.3              535.6           (2.3)         50.8             --              670.4
                                  -------             ------         ------        ------        -------            -------
Redeemable preferred
  stock...................           80.5                 --             --            --             --               80.5
Commitments and
  contingencies
Stockholders' equity
  (deficit):
  Class A common stock....            0.3                 --             --            --             --                0.3
  Class B common stock....            0.3                 --             --            --             --                0.3
  Additional paid-in
    capital...............            9.5               12.0             --            --          (12.0)               9.5
  Accumulated earnings
    (deficit).............         (126.7)              34.3          117.4          93.6         (245.3)            (126.7)
                                  -------             ------         ------        ------        -------            -------
    Total stockholders'
      equity (deficit)....         (116.6)              46.3          117.4          93.6         (257.3)            (116.6)
                                  -------             ------         ------        ------        -------            -------
    Total liabilities and
      stockholders' equity
      (deficit)...........        $  50.2             $581.9         $115.1        $144.4        $(257.3)           $ 634.3
                                  =======             ======         ======        ======        =======            =======

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED MAY 31, 1998
                            -----------------------------------------------------------------------------------------------------
                              UNCONSOLIDATED      UNCONSOLIDATED                                                 CONSOLIDATED
                                 FAIRCHILD          FAIRCHILD                       NON-                           FAIRCHILD
                               SEMICONDUCTOR      SEMICONDUCTOR    GUARANTOR     GUARANTOR                       SEMICONDUCTOR
                            INTERNATIONAL, INC.    CORPORATION     SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                            -------------------   --------------   ----------   ------------   ------------   -------------------
                                                                        (IN MILLIONS)
Revenue:
  Net sales -- trade......        $   --             $  222.1        $32.1         $381.6        $    --            $635.8
  Net
  sales -- intercompany...            --                786.6           --          114.4         (901.0)               --
  Contract
 manufacturing -- National
    Semiconductor.........            --                153.4           --             --             --             153.4
                                  ------             --------        -----         ------        -------            ------
    Total revenue.........            --              1,162.1         32.1          496.0         (901.0)            789.2
Operating expenses:
  Cost of sales...........            --                 39.3         20.0          382.3             --             441.6
  Cost of
  sales -- intercompany...            --                830.0           --           71.0         (901.0)               --
  Cost of contract
    manufacturing --
    National
    Semiconductor.........            --                117.1           --             --             --             117.1
  Research and
    development...........            --                 30.1          4.6            1.0             --              35.7
  Selling, general and
    administrative........            --                 65.8          5.1           21.1             --              92.0
  Purchased in-process
    research and
    development...........            --                 15.5           --             --             --              15.5
                                  ------             --------        -----         ------        -------            ------
    Total operating
      expenses............            --              1,097.8         29.7          475.4         (901.0)            701.9
                                  ------             --------        -----         ------        -------            ------
Operating income (loss)...            --                 64.3          2.4           20.6             --              87.3
Interest expense, net.....           9.8                 43.0          1.8           (0.1)            --              54.5
Equity in subsidiary
  (income) loss...........         (28.7)               (16.9)          --             --           45.6                --
                                  ------             --------        -----         ------        -------            ------
Income (loss) before
  income taxes............          18.9                 38.2          0.6           20.7          (45.6)             32.8
Provision (benefit) for
  income taxes............          (3.2)                 9.5          0.2            4.2             --              10.7
                                  ------             --------        -----         ------        -------            ------
Income (loss) before
  cumulative effect of
  change in accounting
  principle...............          22.1                 28.7          0.4           16.5          (45.6)             22.1
Cumulative effect of
  change in accounting
  principle, net of tax
  effect of $0.8
  million.................          (1.5)                  --           --             --             --              (1.5)
                                  ------             --------        -----         ------        -------            ------
Net income (loss).........        $ 20.6             $   28.7        $ 0.4         $ 16.5        $ (45.6)           $ 20.6
                                  ======             ========        =====         ======        =======            ======

                  FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED MAY 31, 1998
                                     --------------------------------------------------------------------------------------
                                       UNCONSOLIDATED      UNCONSOLIDATED                                  CONSOLIDATED
                                          FAIRCHILD          FAIRCHILD                       NON-            FAIRCHILD
                                        SEMICONDUCTOR      SEMICONDUCTOR    GUARANTOR     GUARANTOR        SEMICONDUCTOR
                                     INTERNATIONAL, INC.    CORPORATION     SUBSIDIARY   SUBSIDIARIES   INTERNATIONAL, INC.
                                     -------------------   --------------   ----------   ------------   -------------------
                                                                         (IN MILLIONS)
Cash flows provided by operating
  activities:......................          $--               $105.4          $0.4         $30.3             $136.1
                                             --                ------          ----         -----             ------
Cash flows from investing
  activities:
  Capital expenditures.............          --                 (48.7)         (0.4)        (28.9)             (78.0)
  Purchase of molds and tooling....          --                    --            --          (5.7)              (5.7)
  Acquisitions, net of cash
    acquired.......................          --                (116.8)           --            --             (116.8)
                                             --                ------          ----         -----             ------
    Cash used by investing
      activities...................          --                (165.5)         (0.4)        (34.6)            (200.5)
                                             --                ------          ----         -----             ------
Cash flows from financing
  activities:
  Repayment of long-term debt......          --                 (58.7)           --            --              (58.7)
  Issuance of long-term debt.......          --                  90.0            --            --               90.0
  Debt issuance costs..............          --                  (1.1)           --            --               (1.1)
                                             --                ------          ----         -----             ------
    Cash provided by financing
      activities...................          --                  30.2            --            --               30.2
                                             --                ------          ----         -----             ------
Net change in cash and cash
  equivalents......................          --                 (29.9)           --          (4.3)             (34.2)
Cash and cash equivalents at
  beginning of period..............          --                  31.8            --           8.9               40.7
                                             --                ------          ----         -----             ------
Cash and cash equivalents at end of
  period...........................          $--               $  1.9          $ --         $ 4.6             $  6.5
                                             ==                ======          ====         =====             ======
Supplemental Cash Flow Information:
  Cash paid during the year for:
    Income taxes...................          $--               $  7.7          $ --         $ 1.2             $  8.9
                                             ==                ======          ====         =====             ======
    Interest.......................          $--               $ 43.8          $ --         $  --             $ 43.8
                                             ==                ======          ====         =====             ======

     The 10 3/8% Senior Subordinated Notes Due 2007 are fully and unconditionally guaranteed by the guarantor subsidiary, Fairchild Semiconductor Corporation of California. The guarantor subsidiary is a wholly-owned subsidiary of Fairchild. Separate financial statements and other disclosures concerning the guarantor subsidiary are not presented because management has determined that they are not material to investors.

NOTE 20 -- SUBSEQUENT EVENT

     On August 9, 1999, the Company completed an initial public offering of 20,000,000 shares of its Class A Common Stock. The gross proceeds from the offering of $370.0 million were used to repay the 11.74% PIK Note ($101.4 million), to repay the 12.5% CMP Note ($53.0 million), including a prepayment penalty of $0.8 million, to fund a capital contribution to Fairchild ($191.0 million) which was used to repay the Tranche A term loan and partially repay the Tranche B term loan, and to pay fees and expenses from the offering. In addition, as a result of the offering, the warrant issued to Citicorp Mezzanine Partners to purchase 3,538,228 shares of the Company's Class A Common Stock became unexercisable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information with respect to the persons who are members of the Board of Directors or executive officers of our company. Each director of our company will hold office until the next annual meeting of shareholders of our company or until his successor has been elected and qualified.

NAME                                   AGE                            TITLE
----                                   ---                            -----
Kirk P. Pond.........................  55    Chairman of the Board of Directors, President and Chief
                                             Executive Officer
Joseph R. Martin.....................  51    Executive Vice President and Chief Financial Officer and
                                             Director
Daniel E. Boxer......................  53    Executive Vice President and Chief Administrative
                                             Officer, General Counsel and Secretary
Jerry M. Baker.......................  47    Executive Vice President and General Manager, Discrete
                                             Power and Signal Technologies Group
W. Wayne Carlson.....................  57    Executive Vice President and General Manager, Logic
                                             Products Group
Keith Jackson........................  43    Executive Vice President and General Manager, Analog,
                                             Mixed Signal and Non-Volatile Memory Products Group
Darrell Mayeux.......................  56    Executive Vice President, Worldwide Sales and Marketing
David A. Henry.......................  38    Vice President, Corporate Controller
Matthew W. Towse.....................  37    Vice President, Treasurer
Brian L. Halla.......................  52    Director
William N. Stout.....................  60    Director
Richard M. Cashin, Jr................  46    Director
Paul C. Schorr IV....................  32    Director
Ronald W. Shelly.....................  55    Director

     Kirk P. Pond, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Pond has been the President of our company since June 1996. Since 1987, Mr. Pond had held several executive positions with National Semiconductor, most recently Executive Vice President and Chief Operating Officer. Prior executive management positions were with Fairchild Semiconductor Corporation, Texas Instruments and Timex Corporation.

     Joseph R. Martin, Executive Vice President, Chief Financial Officer and Director. Mr. Martin has been the Executive Vice President and Chief Financial Officer of our company since June 1996. Mr. Martin had held several senior financial positions with National Semiconductor since 1989, most recently as Vice President of Finance, Worldwide Operations. Prior to joining National Semiconductor, Mr. Martin was Senior Vice President and Chief Financial Officer of VTC Incorporated.

     Daniel E. Boxer, Executive Vice President and Chief Administrative Officer, General Counsel and Secretary. Mr. Boxer joined our company in March 1997. He has practiced law for 27 years and since 1975 had been a partner at the law firm of Pierce Atwood, Portland, Maine. His practice at Pierce Atwood included advising many large manufacturing companies, including our company, on business, governmental, legal compliance and environmental issues. He was most recently a senior partner and Chairman of the firm's Management Committee.

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

     W. Wayne Carlson, Executive Vice President and General Manager, Logic Products Group. Mr. Carlson has been Executive Vice President and General Manager, Logic Products Group, since June 1996. He has 32 years of prior engineering and management experience with National Semiconductor and Fairchild International, most recently as Vice President and General Manager, Data Management Division.

     Keith Jackson, Executive Vice President and General Manager, Analog, Mixed Signal and Non-Volatile Memory Products Group. Mr. Jackson joined our company in March 1998. He has over 20 years of semiconductor industry experience. Most recently, Mr. Jackson was President of TriTech Microelectronics in Singapore, a manufacturer of analog and mixed signal products, which he joined in 1996. Prior to that, he worked for National Semiconductor for 10 years, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He has also held various marketing and engineering positions at National Semiconductor and Texas Instruments.

     Darrell Mayeux, Executive Vice President, Worldwide Sales and
Marketing. Mr. Mayeux has been Executive Vice President, Worldwide Sales and Marketing since November 1996. He had been with National Semiconductor since 1992 as Vice President of Sales and Marketing for Logic Products Group. He previously held engineering, marketing and general management positions with Texas Instruments and Philips.

     David A. Henry, Vice President, Corporate Controller. Mr. Henry has been Corporate Controller since December 1996. Previously, he had been with National Semiconductor for eight years, and held various financial management positions, most recently as Director of Financial Planning and Analysis for the Fairchild Business of National Semiconductor. Mr. Henry previously worked for Amfac, Inc. as well as Ernst and Whinney, and is a Certified Public Accountant.

     Matthew W. Towse, Vice President, Treasurer. Mr. Towse became Treasurer in March 1997. He had been with National Semiconductor for six years and has held various financial management positions, most recently as Controller for the Fairchild International plant in South Portland, Maine. Mr. Towse previously worked for Ernst & Young and is a Certified Public Accountant.

     Brian L. Halla, Director. Mr. Halla became a Director upon consummation of the recapitalization of Fairchild Semiconductor Corporation. He had been employed by National Semiconductor since 1996, serving as Chairman of the Board, President and Chief Executive Officer. From 1988 to 1996, he was employed by LSI Logic Corporation, where he was (in reverse chronological order) Executive Vice President, LSI Logic Products; Senior Vice President and General Manager, Microprocessor/DSP Products Group; and Vice President, General Manager, Microprocessor Products Group.

     William N. Stout, Director. Mr. Stout became a Director in March 1997. He has been Chairman and Chief Executive Officer of Sterling Holding Company, LLC and Sterling's subsidiaries since 1988. Sterling is engaged, through subsidiaries including Trompeter Electronics Inc. and Semflex, Inc. in the manufacture and sale of coaxial connectors, coaxial cable and coaxial cable assemblies. From 1985 to 1988, Mr. Stout was a private investor and consultant. From 1979 to 1985, Mr. Stout was President and Chief Executive Officer of Lundy Electronics & Systems, which manufactured electronic products and systems.

     Richard M. Cashin, Jr., Director. Mr. Cashin became a Director in March 1997. He has been employed by Citicorp Venture Capital Ltd. since 1980, and has been President since 1994. Mr. Cashin is a director of Lifestyle Furnishings International, Euramax International plc, Delco Remy International, Gerber Childrenswear, MSX International, IPC Information Systems and Titan Wheel International.

     Paul C. Schorr IV, Director. Mr. Schorr became a Director in March 1997. He has been employed by and been a Vice President of Citicorp Venture Capital Ltd. since 1996. Prior to joining Citicorp Venture Capital Ltd., Mr. Schorr was employed by McKinsey & Company, Inc. from 1993 to 1996 (in reverse chronological order) as an engagement manager and an associate. He is a director of KEMET Corporation and Sybron Chemical.

     Ronald W. Shelly, Director. Mr. Shelly became a Director in June 1998. Until January 31, 1999, he was employed by Solectron Texas, an electronic manufacturing services company, where he served as its President from April 1996 until April 1999 when he retired. He currently serves as a consultant to Solectron. Mr. Shelly has more than 30 years experience in the semiconductor industry. Prior to joining Solectron, he was employed by Texas Instruments for 30 years, most recently as Executive Vice President, Custom Manufacturing Services.

DIRECTOR COMPENSATION AND ARRANGEMENTS

     Two of our non-employee directors receive cash compensation for their services as a director. Messrs. Stout and Shelly receive $20,000 per year, plus $1,500 for meetings attended in person and $500 for meetings attended by teleconference. Messrs. Halla, Cashin and Schorr do not receive cash compensation for their services as directors. We do not pay our employee directors any fees or additional compensation for service as members of our board. We reimburse all our directors for expenses incurred in attending our board meetings.

     In connection with our initial public offering, on June 24, 1999 our Board of Directors authorized a directors' option program, under our Amended and Restated Stock Option Plan, pursuant to which non-employee directors will receive options to purchase 7,000 shares of Class A Common Stock each year at an exercise price equal to the fair market value of the shares on the date of grant, subject to vesting over a five-year period after the date of grant. In addition, the board authorized grants to each non-employee director of options to purchase 10,000 shares of Class A Common Stock, at an exercise price equal to the fair market value of the shares at or prior to the initial public offering, which options will be fully vested on the grant date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Kirk P. Pond, Joseph R. Martin, Brian L. Halla, William N. Stout, Richard
M. Cashin, Jr., Paul C. Schorr IV and Ronald W. Shelly, who collectively comprise our entire Board of Directors, are the members of our Compensation Committee. Mr. Pond is Chairman of the Board of Directors and also holds the positions of President and Chief Executive Officer. Mr. Martin, in addition to his position as a director, is also Executive Vice President and Chief Financial Officer. Both Mr. Pond and Mr. Martin have received loans from Fairchild Semiconductor Corporation. See "Certain Relationships and Related Transactions" elsewhere in this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth summary information concerning the compensation received by our Chief Executive Officer and our four other most highly compensated executive officers relating to services rendered during Fiscal 1999, 1998 and 1997:

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                      ANNUAL COMPENSATION                          --------------
                                  ----------------------------                       NUMBER OF
                                  FISCAL                              OTHER        STOCK OPTIONS       ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR     SALARY     BONUS     COMPENSATION(1)   (IN SHARES)(2)   COMPENSATION(3)
---------------------------       ------   --------   --------   ---------------   --------------   ---------------
Kirk P. Pond(4).................   1999    $450,008   $297,000      3,559,453              --         $   40,321
  Chairman of the Board of         1998     449,994    435,969             --              --             39,844
  Directors, President and Chief   1997     424,624    594,382             --         100,000          3,018,314
  Executive Officer
Joseph R. Martin................   1999     284,600    128,700      1,779,730              --             36,363
  Executive Vice President and     1998     262,024    152,240             --              --             19,818
  Chief Financial Officer and      1997     201,614    147,385             --           9,000          1,251,476
  Director
Daniel E. Boxer.................   1999     275,002    108,900        732,627              --             18,723
  Executive Vice President and     1998     262,024    152,240             --              --            254,283
  Chief Administrative Officer,    1997      52,885         --             --              --                 --
  General Counsel and Secretary
Keith Jackson...................   1999     275,002     82,500        151,380              --              8,091
  Executive Vice President and     1998      63,462     38,060             --              --             69,000
  General Manager, Analog and      1997          --         --             --              --                 --
  Non-Volatile Memory Products
  Group

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                      ANNUAL COMPENSATION                          --------------
                                  ----------------------------                       NUMBER OF
                                  FISCAL                              OTHER        STOCK OPTIONS       ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR     SALARY     BONUS     COMPENSATION(1)   (IN SHARES)(2)   COMPENSATION(3)
---------------------------       ------   --------   --------   ---------------   --------------   ---------------
Jerry M. Baker..................   1999     250,010     82,500        732,627              --             13,624
  Executive Vice President and     1998     250,009    138,406             --              --             12,598
  General Manager, Discrete        1997     204,864    241,269             --          10,000            602,782
  Power and Signal Technologies

---------------
(1) Represents compensation resulting from the lapse of risks of forfeiture by our executive officers with respect to their stock in our company. As a result, each executive had individual income tax liabilities. Loans of $1,686,164 to Mr. Pond, $843,094 to Mr. Martin, $347,060 to Mr. Boxer,
    $70,340 to Mr. Jackson and $350,600 to Mr. Baker were made by the Company to discharge their individual tax liabilities in June 1998. The amount of the loan, plus a gross-up for income taxes, was reported as compensation at that time. These loans accrue interest at 6% per annum. The loans plus accrued interest will be forgiven over a four-year period.

(2) All options granted were for National Semiconductor common stock pursuant to National Semiconductor's Stock Option Plan. We did not assume National Semiconductor's obligations under its Stock Option Plan.

(3) Amounts shown reflect contributions and allocations to National Semiconductor and/or the Company's defined contribution retirement plans and the value of insurance premiums paid by National Semiconductor and/or the Company for term life insurance and disability insurance as follows: For Fiscal 1999, all amounts shown. For Fiscal 1998, all amounts shown except $238,262 for Mr. Boxer representing a one-time signing bonus and $69,000 for Mr. Jackson for relocation expenses. For Fiscal 1997, $18,314 for Mr. Pond; $4,289 for Mr. Martin; and $4,500 for Mr. Baker. The remainder of the amounts shown for Fiscal 1997 are comprised of one-time retention bonuses paid by National Semiconductor as follows: $3,000,000 to Mr. Pond, of which $1,628,000 is attributed to deferred compensation; $1,247,187 to Mr. Martin, of which $814,000 is attributed to deferred compensation; and $598,282 to Mr. Baker, of which $332,000 is attributed to deferred compensation. All amounts attributed to deferred compensation were contributed in Fiscal 1997 to the Fairchild NSC Deferred Compensation Plan Trust and used by that trust to purchase shares of our 12% Series A Cumulative Compounding Preferred Stock pursuant to the Fairchild NSC Deferred Compensation Plan. Those shares of stock were converted into Class A Common Stock and distributed by the trust to participants in the plan in connection with our initial public offering.

(4) In addition to the amounts disclosed in the table, Mr. Pond received, as long-term compensation from National Semiconductor a severance payment from National Semiconductor of $742,757 in Fiscal 1997. National Semiconductor's obligations under the Performance Award Plan were not assumed by the Company.

     The following table provides information with respect to the named executive officers concerning the exercise of National Semiconductor options during Fiscal 1999, and unexercised National Semiconductor options held as of the end of Fiscal 1999. No stock options were granted during Fiscal 1998 under the FSC Semiconductor Stock Option Plan to the named executive officers.

                                                                           NUMBER OF         VALUE OF
                                             NUMBER OF                    UNEXERCISED       UNEXERCISED
                                              SHARES                      OPTIONS AT       IN-THE-MONEY
                                            ACQUIRED ON       VALUE       FISCAL 1998    OPTIONS AT FISCAL
NAME                                        EXERCISE(1)    REALIZED(2)        END            1998 END
----                                        -----------    -----------    -----------    -----------------
Kirk P. Pond..............................      --             $--          80,000(3)        $290,000(3)(4)

---------------
(1) Options exercised were for National Semiconductor common stock. The table excludes any shares acquired under the National Semiconductor Employees Stock Purchase Plan.

(2) Equals the market value of the underlying shares (based on the opening price of National Semiconductor on the date of exercise) minus the exercise price.

(3) All options held by Mr. Pond were exercisable at the end of Fiscal 1999.

(4) Represents the difference between $19.375, the market price per share of National Semiconductor common stock at fiscal year end, and the exercise price.

DEFERRED COMPENSATION AGREEMENTS

     National Semiconductor adopted the National Semiconductor Corporation Deferred Compensation Plan shortly before the establishment of the Company as an independent entity in March 1997. Under the Deferred Compensation Plan, Kirk P. Pond, Joseph R. Martin, W. Wayne Carlson and Jerry M. Baker elected to defer receipt of amounts that otherwise would have become payable in Fiscal 1997 under National Semiconductor's Key Employee Incentive Plan, Discrete Retention Bonus Plan, Discrete Performance Incentive Plan -- Executive Level and/or letter agreements with National Semiconductor concerning payments related to the establishment of Fairchild as an independent entity. In March 1997, Fairchild assumed the Deferred Compensation Plan and all liabilities with respect to payments due thereunder, and the Deferred Compensation Plan participants released National Semiconductor from those liabilities. The Deferred Compensation Plan is administered by the Board of Directors. No compensation from the Company is eligible for deferral under the plan.

     Amounts participants deferred in Fiscal 1997 pursuant to the Deferred Compensation Plan were credited to an account for that participant on the books of Fairchild and will be credited with earnings based on the employee's election. Each Deferred Compensation Plan participant has elected that specific portions of the earnings on his deferrals will be measured based on the performance of our company's previously issued 12% Series A Cumulative Compounding Preferred Stock and common stock, and that a portion of the earnings on his deferrals will be measured based on short-term U.S. Treasury obligations.

     Amounts credited to a Deferred Compensation Plan participant's account also will be paid based on the participant's election. Each participant has elected that the portion of his account on which earnings are measured based on shares of our company's stock will be paid when such shares, if actually held, would be redeemed, automatically or upon the request by our company, to the extent that all restrictions on the transfer of such shares have lapsed. Payments will be made in all events (1) upon liquidation or dissolution of Fairchild; (2) upon a sale of fifty percent (50%) or more of the equity interests in Fairchild International or Fairchild, consolidation or merger of Fairchild with or into another entity, or sale of all or substantially all of Fairchild International's assets; (3) to the participant's beneficiary upon his death; and (4) upon the mandatory redemption of 12% Series A Cumulative Compounding Preferred Stock. No cash payments will be made in connection with the conversion of the 12% Series A Cumulative Compounding Preferred Stock into shares of our Class A Common Stock. Payments pursuant to items (2) through (4) of the portion of any account the earnings on which are measured based on the performance of our company stock will only be made, however, to the extent that shares of such stock, if actually held, would be redeemed at that time upon request. Payment to a participant may be accelerated if the participant suffers an unforeseeable financial emergency or severe hardship.

     In March 1997, Fairchild International established the Fairchild NSC Deferred Compensation Plan Trust, a grantor trust to which National Semiconductor contributed cash in an amount equal to the aggregate amount of deferrals under the Deferred Compensation Plan as of the closing date of the recapitalization of Fairchild Semiconductor Corporation. The trust agreement establishing the trust provides that such amount will be invested in specific amounts of 12% Series A Cumulative Compounding Preferred Stock and common stock. Accordingly, the trust purchased common and preferred stock based on elections made by participants in the Deferred Compensation Plan.

     Following the completion of the Company's initial public offering, each participant in the Deferred Compensation Plan elected to receive a payout of his deferrals in the form of common stock to the extent the earnings on his deferrals tracked the performance of the 12% Series A Cumulative Compounding Preferred Stock or common stock. In connection with the initial public offering, the Company amended the Deferred Compensation Plan to permit these elections to be made. As a result of their elections, the plan participants received a distribution of shares of common stock received in the conversion of the 12% Series A Cumulative

Compounding Preferred Stock. Following the consummation of the initial public offering, the trust distributed 346,933 shares of Class A Common Stock, equal in aggregate value to approximately $6.4 million (based on the initial offering price to the public). We filed a registration statement to enable the plan participants to sell these shares of common stock beginning immediately upon consummation of the offering, in part to pay income taxes due as a result of the distribution of the common stock by the trust.

     The Fairchild NSC Deferred Compensation Plan Trust continues to hold 435,520 shares of Class A Common Stock attributable to one participant in the plan who elected to have earnings on his deferrals measured against the performance of our Class A Common Stock. The plan's trust holds no other assets.

EMPLOYMENT AGREEMENTS

     In March 1997, Fairchild International and Sterling entered into an employment agreement with each of Kirk P. Pond and Joseph R. Martin. The employment agreements were entered into upon the closing of the Recapitalization.

     Mr. Pond is employed as Chairman of the Board of Directors and as Chief Executive Officer of the Company. Mr. Martin is employed as Executive Vice President and Chief Financial Officer, and serves as a member of our Board of Directors. The agreements provide for Mr. Martin and Mr. Pond to serve on our Board of Directors, and Sterling has committed to honor its commitment to each executive under the agreements to assure their continued membership on the Board of Directors. The respective agreements provide for an annual base salary of $450,000 for Mr. Pond (which was subsequently increased to $600,000) and $250,000 for Mr. Martin (which was subsequently increased to $360,000), subject in each case to increases at the discretion of the Board of Directors and to annual performance bonuses in accordance with the FSC Semiconductor Corporation 1997 Executive Officer Incentive Plan. Each agreement also provides for the executive to receive standard Fairchild International benefits. The term of each agreement is three years subject to automatic renewal for up to two consecutive one-year terms unless, in each case, either we or the executive gives prior notice of non-renewal. Under each agreement, either we or the executive may terminate the agreement with or without cause. If we terminate without cause or the executive terminates with cause, each agreement requires us to pay the executive monthly severance payments (approximately equal to his salary at the time of termination plus an amount equal to incentive awards payable in the fiscal year prior to termination) until the end of the term of the agreement or for 24 months if longer. Each executive is subject to a non-competition covenant during the term of his agreement and for a period of at least 24 months following termination or expiration of the agreement.

PERSONAL SAVINGS AND RETIREMENT PLAN

     We have adopted a Personal Savings and Retirement Plan, which we refer to as the Retirement Plan, for all eligible employees who are not foreign nationals or contract employees. The Retirement Plan includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code and matching contributions under Section 401(m) of the Internal Revenue Code. Under the 401(k) plan, participants may elect to defer from 1% to 15% of their compensation on an after-tax basis, directing the investment of these elective deferrals among several mutual funds. We will make quarterly matching contributions equal to 75% of the first 6% of an employee's before-tax elective deferral contributions for the period. Both elective deferrals and matching contributions under the 401(k) plan will be fully vested at all times.

FAIRCHILD BENEFIT RESTORATION PLAN

     We have adopted the Fairchild Benefit Restoration Plan. Under the Fairchild Benefit Restoration Plan, all participants in the Fairchild Personal Savings and Retirement Plan who are exempt status employees in job grade nine or higher are eligible (i) to defer on a before-tax basis amounts over and above those they are permitted by law to defer under Fairchild International's Retirement Plan and (ii) to receive matching contributions from our company equal to the difference between matching contributions received under the Retirement Plan and the matching contributions they would have received under the Retirement Plan but for statutory limits applicable to such contributions. Deferral and matching contributions are credited to accounts established and maintained by our company. Interest at a rate equal to a commonly reported rate for long-term "A"-rated corporate bonds is credited to participants' accounts at such times as determined by the Board of Directors, which administers the Fairchild Benefit Restoration Plan. The Fairchild Benefit Restoration Plan is an unfunded plan of deferred compensation, and amounts payable thereunder are paid out of our general corporate assets and are subject to the claims of our general creditors.

FAIRCHILD INCENTIVE PROGRAM

     We have adopted the Fairchild Incentive Program. Under the Fairchild Incentive Program, all of our regular full- and part-time employees (with limited exceptions) are eligible to receive annual or semiannual incentive awards. The amount of each payment is based on a given employee's "Target Award." Under the current formulation of the Fairchild Incentive Program, the Target Award is 5% of annual compensation for non-exempt employees, from 5% to 15% (depending on grade level) of annual compensation for exempt employees, and up to 35% (depending on grade level) of annual compensation for all management-level employees with the title of Director or Vice President. Payment awards range from 0% to 250% of the Target Award, depending on whether we achieve pre-established earnings goals. Participants in the Fairchild Incentive Program in job grade nine or higher are eligible to defer awards, and to the extent that the deferral option applies only to those Fairchild Incentive Program participants in job grade nine or higher, it constitutes a separate unfunded plan known as the Fairchild Select Employee Incentive Deferral Plan. For participants who elect deferral, we will establish and maintain book-entry accounts to which we shall credit deferred payments and interest equal to a commonly reported rate for long-term "A"-rated corporate bonds. We pay deferred amounts and accrued interest to participants upon termination or on the date pre-selected by the participant according to the terms of the Deferral Plan. The Compensation Committee, which is presently comprised of the entire Board of Directors, administers the Fairchild Incentive Program and reserves the right, among other things, not to make award payments, and to modify or amend the Fairchild Incentive Program. The Deferral Plan is an unfunded plan of deferred compensation, and benefits payable thereunder are paid out of our general corporate assets and are subject to the claims of our general creditors.

FSC SEMICONDUCTOR CORPORATION EXECUTIVE OFFICER INCENTIVE PLAN

     We adopted the FSC Semiconductor Corporation 1997 Executive Officer Incentive Plan on March 11, 1997 and subsequently amended and restated it on June 1, 1998. Under the Executive Officer Incentive Plan, executive officers with the title of either Executive Vice President or President may be eligible to receive annual incentive awards, based on a "Target Award" which ranges from 40% to 90% of an officer's base annual compensation. Actual award payments range from 0% to 250% of the Target Award depending on the extent to which we achieve or surpass pre-established earnings goals. Participants may elect to defer all or any portion of an award payment. For participants who elect deferral, we will establish and maintain book-entry accounts, and credit each account annually with deferred payments, as well as interest at a rate equal to a commonly reported rate for long-term "A"-rated corporate bonds. We pay deferrals and accrued interest thereon to participants upon termination or on a date pre-selected by the participant according to the terms of the Executive Officer Incentive Plan. The Board of Directors determines eligibility for Executive Officer Incentive Plan participation, performance goals and other terms of the Executive Officer Incentive Plan. To the extent of any deferrals, the Executive Officer Incentive Plan is an unfunded plan of deferred compensation, and benefits payable thereunder are paid out of our general corporate assets and are subject to the claims of our general creditors.

1997 STOCK OPTION PLAN

     Fairchild International has adopted the 1997 Stock Option Plan (as amended, the "Stock Option Plan"). We have authorized for grant to regular salaried officers, directors and key employees of Fairchild International and Fairchild Semiconductor Corporation options for up to 8,507,666 shares of Class A Common Stock under the Stock Option Plan, as amended. The Stock Option Plan was amended and restated in connection with the Company's initial public offering to give effect to the increase in the number of shares available for grant from 6,084,000 shares to 8,507,666 shares. The plan authorizes the Company to grant either (i) options intended to constitute incentive stock options under the Internal Revenue Code of 1986, as amended, or
(ii) non-qualified stock options. Under the Stock Option Plan, our board of directors determines the exercise price of each option granted. The maximum term of any option is ten years from the date of grant for incentive stock options and ten years and one day from the date of grant for non-qualified stock options. Options granted are exercisable at the determination of our board of directors, and most options currently vest ratably over approximately five years. Within any one-year period, employees may not receive options to purchase more than 200,000 shares of Class A Common Stock. As of August 12, 1999, 7,079,660 shares of common stock were subject to issuance upon the exercise of outstanding options. This includes grants of options to purchase a total of 575,000 shares of Class A Common Stock authorized by the board of directors on June 24, 1999, including options for 200,000 shares to Kirk P. Pond, 100,000 shares to Joseph R. Martin, 75,000 shares to Daniel E. Boxer, 50,000 shares to Keith Jackson and 50,000 shares to Jerry M. Baker. The options will vest over a five-year period following the date of grant and may be exercised at an exercise price equal to the fair market value on the date of grant.

EMPLOYEE STOCK PURCHASE SAVINGS PLAN

     In connection with our initial public offering, on June 24, 1999 the board of directors authorized a new employee stock purchase plan, pursuant to which U.S. employees of Fairchild International and its U.S. subsidiaries will have an opportunity to purchase shares of our Class A Common Stock at a price equal to 85% of the market value on the first or last day of each calendar quarter, whichever is lower. The plan will be designed and operated to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

     The board of directors also approved on June 24, 1999 a stock purchase plan which will cover foreign employees of our subsidiaries. To the extent permissible under applicable laws, the plan will contain benefits and provisions similar to the plan for U.S. employees.

POWER DEVICE BUSINESS EMPLOYMENT AGREEMENTS AND BENEFIT PLANS

     In connection with the acquisition of the power device business, we executed employment agreements with Dr. Deok J. Kim, Vice President and General Manager of the power device business, the head of sales and marketing of the power device business and the Vice President of the Bucheon plant.

     We also provide key management of the power device business, as well as all other employees, with compensation and benefits plans comparable to those that were in place on the date of the acquisition of the power device business. These plans consist of all legally mandated and nationally-sponsored benefits plans such as national medical insurance, unemployment insurance and a national pension program, as well as privately sponsored plans such as a medical treatment guarantee program and a personal pension contribution program. We will either continue in the Samsung Electronics-sponsored programs that currently exist or replicate existing Samsung Electronics programs under the sponsorship of Fairchild Korea Semiconductor Ltd.

     In addition to the above-mentioned benefits plans, we are continuing incentive compensation programs of the power device business which existed at the date of the acquisition of the power device business. These programs include an Individual Incentive Plan which provides potential annual incentive compensation for key employees, a Productivity Incentive Plan which pays semi-annually based on productivity rankings and a Management by Objectives Incentive Plan which pays semi-annually based on reaching EBITDA goals (as defined in the plan). These incentive plans make incentive payments available in multiples of the employee's monthly base salary, with varying caps on the payments available under the various plans, so that an employee can earn a maximum of 200% of monthly base salary under any one plan. Under all of the various incentive plans, the average employee will receive approximately six months of pay in the form of incentive payments during a fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of each holder of 5% or more of the outstanding shares of Class A Common Stock of Fairchild International (its only voting class of stock), each director and each executive officer named in the Summary Compensation Table, and all directors and officers as a group, as of August 12, 1999 after giving effect to the initial public offering of Class A Common Stock of Fairchild International, the exercise by the underwriters of their over-allotment option in connection with the initial public offering and the conversion of shares of Fairchild International's previously authorized and issued 12% Series A Cumulative Compounding Preferred Stock into shares of Class A Common Stock in connection with the initial public offering.

                                         CLASS A                  CLASS B
                                     COMMON STOCK(1)          COMMON STOCK(2)         PERCENT OF
                                  ---------------------    ---------------------      ALL COMMON
NAME OF BENEFICIAL OWNER            NUMBER      PERCENT      NUMBER      PERCENT       STOCK(3)
------------------------          ----------    -------    ----------    -------    ---------------
Sterling Holding Company, LLC...  18,233,419     30.9%     28,396,000      95.8%         52.6%
  c/o Fairchild Semiconductor
     Corporation
  333 Western Avenue
  South Portland,
  Maine 04106(4)(5)
National Semiconductor
  Corporation...................   5,998,360     10.2%      1,245,000       4.2%          8.2%
  2900 Semiconductor Drive
  Santa Clara, California
  95052(6)
Joseph R. Martin................   1,474,752      2.5%             --        --           1.7%
  c/o Fairchild Semiconductor
     Corporation
  333 Western Avenue
  South Portland, Maine 04106(7)
Kirk P. Pond....................   1,407,028      2.4%             --        --           1.6%
  c/o Fairchild Semiconductor
     Corporation
  333 Western Avenue
  South Portland, Maine 04106(7)
Daniel E. Boxer(8)..............     668,208      1.1%             --        --           0.8%
Jerry M. Baker(7)...............     668,208      1.1%             --        --           0.8%
Keith Jackson...................      83,520      0.1%             --        --           0.1%
Brian L. Halla(6)...............   5,998,360     10.2%      1,245,000       4.2%          8.2%
William N. Stout(4).............  18,233,419     30.9%     28,396,000      95.8%         52.6%
Richard M. Cashin(4)............  18,233,419     30.9%     28,396,000      95.8%         52.6%
Paul C. Schorr IV(4)............  18,233,419     30.9%     28,396,000      95.8%         52.6%
Ronald W. Shelly................          --       --              --        --            --
All directors and executive
  officers as a group (14
  persons)(4)(6)(7).............  30,011,943     50.8%     29,641,000     100.0%         67.2%

---------------
(1) Does not include shares of Class A Common Stock issuable upon conversion of Class B Common Stock. A holder of Class B Common Stock may convert any or all of such holder's shares into an equal number of shares of Class A Common Stock, provided that such conversion would be permitted only to the extent that the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A Common Stock which would be held after giving effect to the conversion.

(2) Does not include shares of Class B Common Stock issuable upon conversion of Class A Common Stock. A holder of Class A Common Stock may convert any or all of such holder's shares into an equal number of shares of Class B Common Stock.

(3) Represents the percentage of the total number of shares of Class A Common Stock and Class B Common Stock combined.

(4) William N. Stout, who is one of our directors, is affiliated with Sterling in the capacities described under "Directors and Executive Officers of the Registrant." All shares listed for Mr. Stout are held by Sterling, which Mr. Stout may be deemed to beneficially own. Mr. Stout disclaims beneficial ownership of such shares, except for 18,223 shares of either class of common stock, which Mr. Stout has the right to acquire in exchange for an ownership interest in Sterling. Richard M. Cashin and Paul C. Schorr IV, two of our directors, are affiliated with Sterling in the capacities described under "Directors and Executive Officers of the Registrant" and footnote (5) below. All shares listed for Mr. Cashin and Mr. Schorr are held by Sterling, which Mr. Cashin and Mr. Schorr may be deemed to beneficially own. Each of Mr. Cashin and Mr. Schorr disclaims beneficial ownership of such shares, except for 959,490 shares and 72,911 shares of either class of common stock, which Mr. Cashin and Mr. Schorr, respectively, have the right to acquire in exchange for an ownership interest in Sterling.

(5) Citicorp Venture Capital Ltd. owns an interest in Sterling and could have the right to acquire up to 19.9% of the Class A Common Stock and an additional 19.3% of Class B Common Stock from Sterling in exchange for its interest in Sterling. Citicorp Mezzanine Partners, L.P., the general partner of which is an affiliate of Citicorp Venture Capital, contributed $50.0 million in cash to the Company in exchange for the 12.5% Subordinated Note Due 2008 and a warrant to purchase 3,538,228 shares of our common stock. We contributed such $50.0 million to Fairchild as a capital contribution. The 12.5% Subordinated Note Due 2008 was repaid in full in connection with our initial public offering, upon which event the warrant became no longer exercisable.

(6) Brian L. Halla, who is one of our directors, is affiliated with National Semiconductor in the capacities described under "Directors and Executive Officers of the Registrant". All shares listed for Mr. Halla are held by National Semiconductor, which Mr. Halla may be deemed to beneficially own. Mr. Halla disclaims beneficial ownership of such shares.

(7) Share amounts include shares distributed to executive officers by H.M. Payson & Co., trustee of the Fairchild NSC Deferred Compensation Plan Trust as a result of their election to receive shares of Class A Common Stock held by the trust. See "Deferred Compensation Agreements," "Executive Compensation" and specifically note 3 of the Summary Compensation Table.

(8) Does not include 1,903,836 shares of Class A Common Stock held by H.M. Payson & Co. and Daniel E. Boxer, as trustees of the Kirk P. Pond Children's Trust. Mr. Boxer disclaims beneficial ownership of such shares.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During the period covered by this Annual Report on Form 10-K, the registrant did not have a class of equity securities registered pursuant to
Section 12 of the Exchange Act and therefore its directors, officers and 10% stockholders were not subject during such period to Section 16(a) of the Exchange Act.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to an Agreement and Plan of Recapitalization, dated January 24, 1997, between Sterling Holding Company, LLC and National Semiconductor, the following transactions occurred concurrently on March 11, 1997:

     - National Semiconductor transferred to Fairchild Semiconductor
       Corporation -- which was at that time newly formed in connection with the Recapitalization -- substantially all of the assets and liabilities of the Fairchild Semiconductor Business in exchange for promissory notes in the aggregate principal amount of $401.6 million and all of the capital stock of Fairchild Semiconductor Corporation.

     - National Semiconductor transferred all of the capital stock of Fairchild Semiconductor Corporation and approximately $12.8 million in cash to the Company -- also newly formed at that time in connection with the Recapitalization -- in exchange for shares of our common and preferred stock and the 11.74% Subordinated Note due 2008 in the principal amount of $77.0 million.

     - We issued common and preferred stock to Sterling Holding Company, LLC for approximately $58.5 million in cash.

     - We issued common and preferred stock to Kirk P. Pond, Joseph R. Martin and other key employees of the Company for a total of $6.5 million in cash.

     - We contributed cash in the amount of approximately $77.8 million to the capital of Fairchild.

     - Fairchild borrowed $120.0 million under a bank credit facility and received the net proceeds of approximately $291.0 million from the issuance of high-yield debt.

     - Fairchild repaid the $401.6 million in promissory notes issued to National Semiconductor in cash.

In the transactions described above, each of National Semiconductor, Sterling Holding Company, LLC and the management investors paid $0.13 per share for our common stock (after giving effect to a four-for-one common stock split distributed to stockholders on April 29, 1998) and paid $1,000 per share for our preferred stock.

     Concurrently with the Recapitalization, Fairchild and National Semiconductor entered into several agreements that remain in effect. Under the Asset Purchase Agreement, dated as of March 11, 1997, National Semiconductor agreed to indemnify Fairchild for damages arising out of any liabilities other than those assumed by Fairchild in connection with such asset sale. In addition, the Asset Purchase Agreement contains a provision that, subject to limitations, forbids National Semiconductor for a period of five years beginning on March 11, 1997 from engaging in any business competing with our products in existence on March 11, 1997. For a period of 39 months beginning on March 11, 1997 the Asset Purchase Agreement, subject to limitations, forbids Fairchild from engaging in any business competing with National Semiconductor's products in existence on March 11, 1997.

     Under the Technology Licensing and Transfer Agreement, dated March 11, 1997, between Fairchild and National Semiconductor, National Semiconductor assigned or non-exclusively licensed to Fairchild patent, copyright, maskwork, trade secret and trademark rights necessary to Fairchild's business and to make improvements to Fairchild's product line. These rights include a non-exclusive license to practice processes necessary to Fairchild's business. For patent rights, National Semiconductor assigned to Fairchild 150 patents and granted Fairchild, a worldwide, royalty-free, non-exclusive license under applicable patents and patent applications, for the life of such patents (but without right to sublicense) to manufacture, package, use, sell, offer for sale, import, design or develop Fairchild's products and improvements to those products. With respect to copyrights and maskworks used in Fairchild's business. National Semiconductor granted Fairchild an undivided interest in certain co-owned copyrights and maskworks. For trademarks, National Semiconductor assigned trademarks related to Fairchild's products and granted licenses recognizing transitional use of visible trademarks and of product-embedded trademarks, which embedded trademarks in some cases will not be eliminated until the relevant product is discontinued or replaced. For patents that National Semiconductor assigned to Fairchild, a worldwide, paid-up, royalty-free, non-exclusive license, with a limited right to sublicense, was granted by Fairchild to National Semiconductor. National Semiconductor and Fairchild further cross-licensed discoveries, improvements or inventions occurring within one year after March 11, 1997, with no right to grant sublicenses (except for the purpose of settling third party claims against Fairchild). The agreement further provides that National Semiconductor, for a period of time, shall indemnify and render assistance to Fairchild for intellectual property claims made by third parties.

     Under the National Foundry Services Agreement and the Fairchild Foundry Services Agreement, each dated March 11, 1997, National Semiconductor and Fairchild agreed to manufacture semiconductor products (i.e., provide "foundry" services) for each other during at least the 39-month period beginning on March 11, 1997. Foundry services are the manufacturing processes through which thousands of integrated circuits are fabricated from raw silicon wafers. The Fairchild Foundry Services Agreement establishes the terms and conditions under which Fairchild provides foundry services for National Semiconductor and the National Foundry Services Agreement defines the terms and conditions under which National Semiconductor provides foundry services for Fairchild. Both foundry agreements (i) establish the processes the foundry service provider shall use,
(ii) define purchase commitments and production forecasts, (iii) establish pricing,

(iv) provide for engineering support from the other party, (v) establish quality standards, (vi) specify delivery and payment terms among other things, and (vii) specify warranty and inspection terms.

     The National Assembly Services Agreement and the Fairchild Assembly Services Agreement, each dated March 11, 1997, provide for assembly and test services between National Semiconductor and Fairchild during at least the 39-month period beginning on March 11, 1997. During the assembly and test phase of semiconductor production, the thousands of integrated circuits produced on silicon wafers during the foundry phase are separated and packaged into individual devices ready for sale to customers. The National Assembly Services Agreement sets forth the terms and conditions under which National Semiconductor provides such services for Fairchild. The Fairchild Assembly Services Agreement sets forth the terms and conditions under which Fairchild provides such services to National Semiconductor. Similar to the foundry agreements, the assembly agreements establish terms for (i) volume commitments and production planning,
(ii) ordering and shipping, (iii) quality, inspection and acceptance of finished goods and (iv) pricing and payment.

     Manufacturing services provided to Fairchild under the National Foundry Services Agreement and the National Assembly Services Agreement relate primarily to products in the Memory Division. Costs for these services aggregated approximately 1% of Fairchild's total manufacturing costs for Fiscal 1999.

     National Semiconductor and Fairchild entered into the Mil/Aero Wafer and Services Agreement, dated March 11, 1997, which establishes, in a similar fashion, the terms and conditions under which Fairchild manufactures integrated circuits for military and aerospace industry customers of National Semiconductor.

     Under a letter agreement, dated March 11, 1997, between National Semiconductor and Fairchild, National Semiconductor is required to purchase from Fairchild a minimum of $330.0 million in goods and services in the 39-month period beginning on March 11, 1997, under the Fairchild Foundry Services Agreement, Fairchild Assembly Services Agreement and the Mil/Aero Wafer and Services Agreement.

     Under the Transition Services Agreement, dated March 11, 1997, National Semiconductor provided a number of business support services to Fairchild in order to assist in Fairchild's conversion to an independent entity, from March 11, 1997 until, in most instances, June 1, 1998, which deadline was extended with respect to some services until August 31, 1998. These services included (i) data processing and communication services, (ii) financial and administrative support, (iii) purchasing services, (iv) marketing and sales services, (v) logistics and operational support services, (vi) human resources and benefits services and (vii) security assistance and consulting. National Semiconductor also agreed to provide Fairchild, during such period, with additional services as provided in separate shared facilities and services agreements for the South Portland, Maine, site and a sublease for the Santa Clara, California, site (the latter site having been vacated by Fairchild during Fiscal Year 1998). Generally, such agreements provided that National Semiconductor would invoice Fairchild for the services provided, with certain charges based on a fixed cost and other charges based on National Semiconductor's actual incurred costs. In addition, under the agreements National Semiconductor granted to Fairchild a royalty-free, perpetual and irrevocable worldwide license to use National Semiconductor's in-house business, engineering and manufacturing systems software. The license survives termination of such agreements.

     During the fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997, Fairchild incurred costs of $5.6 million, $14.0 million and $2.8 million, respectively, for manufacturing services provided by National Semiconductor under the National Foundry Services Agreement and the National Assembly Services Agreement and $15.1 million, $46.6 million and $15.3 million, respectively, for business support services provided by National Semiconductor under the Transition Services Agreement. In addition, during the fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997, Fairchild generated revenues of $62.9 million, $124.5 million and $20.9 million, respectively, for manufacturing services provided by Fairchild under the Fairchild Foundry Services Agreement and the Mil/Aero Wafer and Services Agreement, and $18.1 million, $28.9 million and $7.6 million, respectively, for manufacturing services provided under the Fairchild Assembly Services Agreement. On a combined basis during the fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997, Fairchild generated revenues of $81.0 million, $153.4 million and $28.5 million, respectively, for manufacturing services provided by Fairchild under the letter agreement dated March 11, 1997.

     The terms of the agreements described above were the result of arms-length negotiations and in our opinion are no less favorable to Fairchild than those that could be obtained from non-affiliated parties.

     Citicorp Venture Capital Ltd. owns an interest in Sterling. Citicorp Mezzanine Partners, L.P., the general partner of which is an affiliate of Citicorp Venture Capital, contributed $50.0 million in cash to the Company in exchange for a 12.5% Subordinated Note Due 2008 and a warrant to purchase 3,538,228 shares of our common stock. We contributed the $50.0 million from Citicorp Mezzanine Partners, L.P. to Fairchild as a capital contribution. The 12.5% Subordinated Note was repaid in full in connection with our initial public offering, upon which event the warrant became no longer exercisable.

     In connection with the Recapitalization, the existing stockholders of the Company entered into the Stockholders' Agreement containing agreements among such stockholders with respect to the capital stock and corporate governance of both Fairchild International and Fairchild. Amendments to the Stockholders' Agreement, which were effected on May 29, 1998, resulted in the lapse of risks of forfeiture by executive officers of Fairchild with respect to their stock in the Company. The lapse of such restrictions resulted in the incurrence by such executive officers of liability for federal and state income tax. Fairchild made loans to such executive officers in June 1998 to enable such officers to fund such tax liabilities. These loans were in the following amounts: Kirk P.
Pond -- $1,686,164; Joseph R. Martin -- $843,094; Daniel E. Boxer -- $347,060;
Darrell Mayeux -- $347,060; W. Wayne Carlson -- $347,060; and Jerry M.
Baker -- $350,600. Such loans bear interest at a rate of 6% per annum. Such loans (including accrued but unpaid interest thereon) were canceled upon our initial public offering. We have agreed to pay to such executive officers amounts sufficient to enable them to discharge all tax liabilities arising out of the cancellation of such loans (as well as all tax liabilities arising out of such payments). The amounts forgiven, including amounts paid to discharge such executive officers' tax liabilities are as follows: Kirk P. Pond -- $2,812,886; Joseph R. Martin -- $1,406,446; Daniel E. Boxer -- $578,964; Darrell
Mayeux -- $578,964; W. Wayne Carlson -- $578,964; and Jerry M.
Baker -- $592,898.

     Keith Jackson, Executive Vice President, Analog, Mixed Signal and Non-Volatile Memory Products Group, received a loan in the amount of $100,000 from Fairchild on April 15, 1998 in order to assist him in covering the costs of relocating to take this position. Such loan bears interest at a rate of 6% per annum, with all accrued interest payable on each April 15, beginning April 15, 1999. The outstanding principal of the loan is payable in full upon the earlier of six months after our initial public offering of our company's stock or, 60 days after Mr. Jackson ceases to be employed by Fairchild.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements. The Index to Financial Statements of the Company appears at page 35 of this Annual Report.

        (2) Financial Statement Schedules. Financial statement schedules are listed under Item 14(c) in this Annual Report.

        (3) List of Exhibits. See the Exhibit Index beginning on page 88 in this Annual Report.

     (b) Reports on Form 8-K: On April 27, 1999, Fairchild Semiconductor International, Inc. filed a Current Report on Form 8-K to disclose that its wholly-owned subsidiary, Fairchild Semiconductor Corporation, had completed the acquisition of the Power Device Business of Samsung Electronics Co., Ltd.

     On June 28, 1999, Fairchild Semiconductor International, Inc. filed an amendment to the April 27, 1999 Form 8-K for the purpose of including financial statements and pro forma information.

     (c) Financial Statement Schedules. Schedule II -- Valuation and Qualifying Accounts

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
Fairchild Semiconductor International, Inc.

     Under date of June 30, 1999, except as to Note 20, which is as of August 9, 1999, we reported on the consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of May 30, 1999 and May 31, 1998, the related consolidated statements of operations and stockholders' equity (deficit) for each of the years in the three-year period ended May 30, 1999, and the related consolidated statements of cash flows for the years ended May 30, 1999 and May 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(c). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Boston, Massachusetts
June 30, 1999

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                            DEFERRED TAX
                                                             RETURNS AND      VALUATION
DESCRIPTION                                                  ALLOWANCES       ALLOWANCE      TOTAL
-----------                                                  -----------    -------------    ------
                                                                         (IN MILLIONS)
Balances at May 26, 1996...................................    $   --           $  --        $   --
Charged to costs and expenses..............................       3.1              --           3.1
Deductions.................................................        --              --            --
Charged to other accounts..................................      12.8(1)         30.7(1)       43.5
                                                               ------           -----        ------
Balances at May 25, 1997...................................      15.9            30.7          46.6
Charged to costs and expenses..............................      41.8              --          41.8
Deductions.................................................     (45.5)             --         (45.5)
Charged to other accounts..................................       2.0(2)           --           2.0
                                                               ------           -----        ------
Balances at May 31, 1998...................................      14.2            30.7          44.9
Charged to costs and expenses..............................      29.8            32.0          61.8
Deductions.................................................     (34.9)             --         (34.9)
Charged to other accounts..................................       0.1(2)           --           0.1
                                                               ------           -----        ------
Balances at May 30, 1999...................................    $  9.2           $62.7        $ 71.9
                                                               ======           =====        ======

---------------
(1) Upon the consummation of the Recapitalization on March 11, 1997, these amounts were established and charged to Business Equity.

(2) These amounts represent valuation reserves obtained through the acquisitions of Raytheon Semiconductor and the power device business for $2.0 million and $0.1 million, respectively.

     All other schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FAIRCHILD SEMICONDUCTOR INTERNATIONAL,
                                          INC.

                                          By: /s/ KIRK P. POND
                                            ------------------------------------
                                            Kirk P. Pond
                                            President and Chief Executive
                                              Officer

Date: August 23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                        TITLE                       DATE
---------                                                        -----                       ----

/s/ KIRK P. POND                                     Chairman of the Board of           August 23, 1999
---------------------------------------------------    Directors, President and
Kirk P. Pond                                           Chief Executive Officer
                                                       (Principal Executive
                                                       Officer)

/s/ JOSEPH R. MARTIN                                 Executive Vice President,          August 23, 1999
---------------------------------------------------    Chief Financial Officer and
Joseph R. Martin                                       Director (Principal
                                                       Financial and Accounting
                                                       Officer)

/s/ DAVID A. HENRY                                   Vice President, Corporate          August 23, 1999
---------------------------------------------------    Controller (Principal
David A. Henry                                         Accounting Officer)

/s/ BRIAN L. HALLA                                   Director                           August 25, 1999
---------------------------------------------------
Brian L. Halla

/s/ WILLIAM N. STOUT                                 Director                           August 25, 1999
---------------------------------------------------
William N. Stout

/s/ RICHARD M. CASHIN, JR.                           Director                           August 23, 1999
---------------------------------------------------
Richard M. Cashin, Jr.

/s/ PAUL C. SCHORR, IV                               Director                           August 23, 1999
---------------------------------------------------
Paul C. Schorr, IV

/s/ RONALD W. SHELLY                                 Director                           August 24, 1999
---------------------------------------------------
Ronald W. Shelly

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
   2.01   Agreement and Plan of Recapitalization dated January 24,
          1997 between Sterling and National Semiconductor(1)
   2.02   Asset Purchase Agreement dated as of March 11, 1997 between
          Fairchild Semiconductor and National Semiconductor(1)
   2.03   Acquisition Agreement dated November 25, 1997 between
          Fairchild Semiconductor Corporation and Raytheon Company(2)
   2.04   Amendment No. 1 to Acquisition Agreement dated December 29,
          1997 between Fairchild Semiconductor Corporation and
          Raytheon Company(2)
   2.05   Business Transfer Agreement dated December 20, 1998 between
          Samsung Electronics and Fairchild Semiconductor
          Corporation(3)
   2.06   Closing Agreement dated April 13, 1999 among Samsung
          Electronics, Fairchild Korea Semiconductor Ltd. and
          Fairchild Semiconductor Corporation(3)
   3.01   Restated Certificate of Incorporation of Fairchild
          International
   3.02   Bylaws of Fairchild International(1)
   4.01   Indenture dated April 7, 1999 among Fairchild Semiconductor
          Corporation, Fairchild International, as Guarantor,
          Fairchild Semiconductor Corporation of California, as
          Guarantor, and the United States Trust Company of New
          York(4)
   4.02   Form of 10 3/8% Senior Subordinated Notes Due 2007 (included in Exhibit 4.01)
   4.03   Registration Rights Agreement dated March 30, 1999 among
          Fairchild Semiconductor Corporation, Fairchild
          International, as Guarantor, Fairchild Semiconductor
          Corporation of California, as Guarantor, Credit Suisse First
          Boston Corporation, Morgan Stanley & Co. Incorporated,
          Salomon Smith Barney Inc. and Fleet Securities, Inc.(4)
   4.04   Securities Purchase and Holders Agreement dated as of March
          11, 1997 among Fairchild International, Sterling, National
          Semiconductor and Management Investors(4)
   4.05   Amendment to Securities Purchase and Holders Agreement dated
          May 29, 1998(7)
   4.06   Registration Rights Agreement dated March 11, 1997 among
          Fairchild International, Sterling, National Semiconductor
          and certain investors(4)
  10.01   Indenture dated as of March 11, 1997 among Fairchild
          Semiconductor Corporation, Fairchild International, as
          Guarantor and United States Trust Company of New York, as
          Trustee relating to Fairchild's 10 1/8% Senior Subordinated
          Notes(1)
  10.02   Form of 10 1/8% Senior Subordinated Notes Due 2007 (included in Exhibit 10.01)
  10.03   Technology Licensing and Transfer Agreement dated March 11,
          1997 between National Semiconductor and Fairchild
          Semiconductor Corporation(5)
  10.04   Transition Services Agreement dated March 11, 1997 between
          National Semiconductor and Fairchild Semiconductor
          Corporation(1)
  10.05   Fairchild Foundry Services Agreement dated March 11, 1997
          between National Semiconductor and Fairchild Semiconductor
          Corporation(5)
  10.06   Revenue Side Letter dated March 11, 1997 between National
          Semiconductor and Fairchild Semiconductor Corporation(5)
  10.07   Fairchild Assembly Services Agreement dated March 11, 1997 between National Semiconductor and Fairchild Semiconductor
          Corporation(5)
  10.08   National Foundry Services Agreement dated March 11, 1997
          between National Semiconductor and Fairchild Semiconductor
          Corporation(5)
  10.09   National Assembly Services Agreement dated March 11, 1997
          between National Semiconductor and Fairchild Semiconductor
          Corporation(5)
  10.10   Mil/Aero Wafer and Services Agreement dated March 11, 1997 between National Semiconductor and Fairchild Semiconductor
          Corporation(5)
  10.11   Shared Services Agreement (South Portland) dated March 11,
          1997 between National Semiconductor and Fairchild
          Semiconductor Corporation(5)
  10.12   Corporate Agreement dated February 20, 1992 between Torex
          Semiconductor Ltd. and National Semiconductor(5)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  10.13   Assembly/Test Subcontract Agreement dated August 13, 1998
          between NS Electronics Bangkok (1993) Ltd. and Fairchild
          Semiconductor Corporation(6)
  10.14   Supply Agreement dated January 20, 1996 between National
          Semiconductor and Dynacraft Industries Sdn. Bhd.(5)
  10.15   Licensing and Manufacturing Agreement dated April 27, 1990 between National Semiconductor and Waferscale Integration,
          Inc.(5)
  10.16   Qualified Titles Corresponding to Registry Title Nos. 19, 44
          and 3400-Mk 12 from the State of Penang, Malaysia and
          corresponding Sale and Purchase Agreements, each dated March
          11, 1997, between National Semiconductor Sdn. Bhd. and
          Fairchild Semiconductor Sdn. Bhd.(1)
  10.17   Lease Agreement dated October 10, 1979 between Export
          Processing Zone Authority and Fairchild Semiconductor (Hong
          Kong) Limited, and Supplemental Agreements thereto dated May
          1, 1982; December 12, 1983; August 17, 1984; March 10, 1987;
          February 16, 1990; August 25, 1994; May 29, 1995; June 7,
          1995; November 9, 1995; and October 24, 1996(1)
  10.18   Lease for Santa Clara Facilities dated as of March 11, 1997 between National Semiconductor and Fairchild Semiconductor
          Corporation(1)
  10.19   Shared Facilities Agreement (South Portland) dated March 11,
          1997 between National Semiconductor and Fairchild
          Semiconductor Corporation(1)
  10.20   Environmental Side Letter dated March 11, 1997 between
          National Semiconductor and Fairchild Semiconductor
          Corporation(1)
  10.21   Master Sublease Agreement dated March 11, 1997 between
          National Semiconductor and Fairchild Semiconductor
          Corporation and Master Lease Agreement dated December 13,
          1994 between General Electric Capital Corporation and
          National Semiconductor(1)
  10.22   Fairchild NSC Deferred Compensation Plan Trust established effective March 11, 1997(1)
  10.23   Fairchild NSC Deferred Compensation Plan assumed and
          continued, effective March 11, 1997 (included as Schedule A to Exhibit 10.23)
  10.24   Fairchild Benefit Restoration Plan(1)
  10.25   Fairchild Incentive Plan(1)
  10.26   FSC Semiconductor Corporation Executive Officer Incentive
          Plan(1)
  10.27   Fairchild Semiconductor International, Inc. Amended and
          Restated Stock Option Plan
  10.28   Employment Agreement dated March 11, 1997 among Fairchild
          Semiconductor Corporation, Fairchild International, Sterling
          and Kirk P. Pond(1)
  10.29   Employment Agreement dated March 11, 1997 among Fairchild
          Semiconductor Corporation, Fairchild International, Sterling
          and Joseph R. Martin(1)
  10.30   Fairchild Revocable Savings Plan Trust, dated February 20,
          1998, executed by Fleet Bank of Maine, as trustee
  10.31   Form of Promissory Note between Fairchild Semiconductor
          Corporation and Management Investors dated June 3, 1998(6)
  10.32   Transitional Services Agreement dated April 13, 1999 between
          Samsung Electronics and Fairchild Korea Semiconductor
          Ltd.(4)
  10.33   Product Supply Agreement dated April 13, 1999 between
          Samsung Electronics and Fairchild Korea Semiconductor
          Ltd.(4)
  10.34   Foundry Sale Agreement dated April 13, 1999 between Samsung
          Electronics and Fairchild Korea Semiconductor Ltd.(4)
  10.35   Intellectual Property License Agreement dated April 13, 1999
          Between Samsung Electronics and Fairchild Korea
          Semiconductor Ltd.(4)
  10.36   Trademark License Agreement dated April 13, 1999 between
          Samsung Electronics and Fairchild Korea Semiconductor
          Ltd.(4)
  10.37   Assembly and Test Services Agreement (Onyang) dated April
          13, 1999 between Samsung Electronics and Fairchild Korea
          Semiconductor Ltd.(4)
  10.38   Assembly and Test Services Agreement (Suzhou) dated April
          13, 1999 between SESS Electronics Suzhou Semiconductor Co.,
          Ltd. and Fairchild Korea Semiconductor Ltd.(4)
  10.39   EPI Services Agreement dated April 13, 1999 between Samsung
          Electronics and Fairchild Korea Semiconductor Ltd.(4)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  10.40   Photo Mask Supply Agreement dated April 13, 1999 between
          Samsung Electronics and Fairchild Korea Semiconductor
          Ltd.(4)
  10.41   Credit Agreement dated April 14, 1999 among Fairchild
          Semiconductor Corporation, Fairchild International, certain
          Lenders named within the Credit Agreement, Credit Suisse
          First Boston Corporation, Salomon Brothers Holding Company,
          Inc., ABN Amro Bank NV and Fleet National Bank(4)
  10.42   Employment Agreement dated March 28, 1999 between Fairchild
          International and Deok-Jung Kim(4)
  10.43   Employment Agreement dated as of April 23, 1999 between
          Fairchild Semiconductor Corporation and Kyoung-Soo Kim(4)
  10.44   Sublease Agreement dated April 23, 1999 between Veritas
          Software Corporation and Fairchild Semiconductor Corporation
          of California(4)
  10.45   Fairchild Executive Incentive Plan, as amended and restated, effective June 1, 1998(4)
  10.46   Intellectual Property Assignment and License Agreement dated
          December 29, 1997 between Raytheon Semiconductor, Inc. and
          Raytheon Company(3)
  21.01   Subsidiaries of Fairchild International
  23.01   Consent of KPMG LLP
  27.01   Financial Data Schedule

---------------
(1) Incorporated by reference from Fairchild Semiconductor Corporation's Registration Statement on Form S-4 filed May 12, 1997 (File No. 333-26897).

(2) Incorporated by reference from Fairchild International's Current Report on Form 8-K dated December 31, 1997, filed January 13, 1998.

(3) Incorporated by reference from Fairchild International's Current Report on Form 8-K dated April 13, 1999, filed April 27, 1999.

(4) Incorporated by reference from Amendment No. 1 to Fairchild International's Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).

(5) Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation's Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).

(6) Incorporated by reference from Fairchild International's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, filed August 27, 1998.

(7) Incorporated by reference from Fairchild International's Quarterly Report on Form 10-Q for the quarterly period ended March 1, 1998, filed April 13, 1998.