Form 10-Q
period 1999-08-29
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 1999-10-12
CIK 1036960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 1999

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
           (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization           Identification No.)


                               333 WESTERN AVENUE
                           SOUTH PORTLAND, MAINE 04106
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (207) 775-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

The number of shares outstanding of the issuer's classes of common stock as of the close of business on September 30, 1999:

                 Title of Each Class                     Number of Shares
     ----------------------------------------------      ----------------
     Class A Common Stock, par value $.01 per share          59,286,455
     Class B Common Stock, par value $.01 per share          29,641,000

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations (Unaudited)
                  for the Three Months Ended August 29, 1999 and
                  August 30, 1998                                             3

         Condensed Consolidated Balance Sheets as of August 29, 1999
                  (Unaudited) and May 30, 1999                                4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
                  for the Three Months Ended August 29, 1999 and
                  August 30, 1998                                             5

         Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 6.  Exhibits and Reports on Form 8-K                                    17


SIGNATURE                                                                    18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)



                                                         Three Months Ended
                                                     --------------------------
                                                     August 29,      August 30,
                                                        1999            1998
                                                     ----------      ----------
Revenue:
         Net sales--trade                              $291.4          $135.1
         Contract manufacturing                          33.1            16.2
                                                       ------          ------
                  Total revenue                         324.5           151.3

Operating expenses:
         Cost of sales                                  205.0           106.3
         Cost of contract manufacturing                  24.0            14.6
         Research and development                        14.0             9.2
         Selling, general and administrative             56.4            22.6
         Restructuring and impairments                     --             4.5
                                                       ------          ------
                  Total operating expenses              299.4           157.2
                                                       ------          ------

Operating income (loss)                                  25.1            (5.9)

Interest expense, net                                    32.5            14.4
                                                       ------          ------

Loss before income taxes                                 (7.4)          (20.3)

Provision (benefit) for income taxes                      0.6            (4.1)
                                                       ------          ------

Net loss                                               $ (8.0)         $(16.2)
                                                       ======          ======

Net loss applicable to common stockholders             $(10.0)         $(18.5)
                                                       ======          ======

Net loss per common share:
         Basic                                         $(0.15)         $(0.29)
                                                       ======          ======
         Diluted                                       $(0.15)         $(0.29)
                                                       ======          ======

Weighted average common shares:
         Basic                                           68.9            62.9
                                                       ======          ======
         Diluted                                         68.9            62.9
                                                       ======          ======


     See accompanying notes to condensed consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

                                                                            (Unaudited)
                                                                             August 29,      May 30,
                                                                                1999          1999
                                                                            -----------     --------
                                     ASSETS

Current assets:
       Cash and cash equivalents                                              $  119.2      $   62.4
       Receivables, net                                                          130.3         129.7
       Inventories                                                               157.3         148.6
       Other current assets                                                       19.4          65.7
                                                                              --------      --------
                     Total current assets                                        426.2         406.4

Property, plant and equipment, net                                               363.1         360.2
Intangible assets, net                                                           270.0         278.5
Other assets                                                                      40.0          50.6
                                                                              --------      --------
                     Total assets                                             $1,099.3      $1,095.7
                                                                              ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Current portion of long-term debt                                      $    2.6      $   14.1
       Accounts payable                                                           98.4          99.6
       Accrued expenses and other current liabilities                             98.6          85.0
                                                                              --------      --------
                     Total current liabilities                                   199.6         198.7

Long-term debt, less current portion                                             716.5       1,045.9
Other liabilities                                                                  1.4           1.4
                                                                              --------      --------
                     Total liabilities                                           917.5       1,246.0

Redeemable preferred stock                                                          --          90.1

Commitments and contingencies

Stockholders' equity (deficit):
       Class A common stock                                                        0.6           0.3
       Class B common stock                                                        0.3           0.3
       Additional paid-in capital                                                447.4           9.6
       Accumulated deficit                                                      (260.6)       (250.6)
       Less treasury stock at cost                                                (5.9)           --
                                                                              --------      --------
                     Total stockholders' equity (deficit)                        181.8        (240.4)
                                                                              --------      --------
                     Total liabilities and stockholders' equity (deficit)     $1,099.3      $1,095.7
                                                                              ========      ========


     See accompanying notes to condensed consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)  (UNAUDITED)


                                                                                  Three Months Ended
                                                                               -------------------------
                                                                               August 29,     August 30,
                                                                                  1999           1998
                                                                                -------         ------
Cash flows from operating activities:
Net loss                                                                        $  (8.0)        $(16.2)
      Adjustments to reconcile net loss to cash
        provided by (used in) operating activities:
      Depreciation and amortization                                                35.1           23.3
      Amortization of deferred compensation                                         0.4             --
      Restructuring charges, net of cash expended                                    --            2.4
      Non-cash interest expense                                                    12.6            3.5
      Loss (gain) on disposal of property, plant and equipment                      0.3           (0.2)
      Deferred income taxes                                                        (1.4)          (4.1)
Changes in operating assets and liabilities, net:
      Receivables                                                                  (0.6)          (0.5)
      Inventories                                                                  (8.7)           1.9
      Other current assets                                                          5.4            9.1
      Current liabilities                                                          12.2          (20.8)
      Other assets and liabilities                                                  2.4           (3.7)
                                                                                -------         ------
                    Cash provided by (used in) operating activities                49.7           (5.3)
                                                                                -------         ------

Cash flows from investing activities:
      Capital expenditures                                                        (28.1)         (13.0)
      Proceeds from sale of property, plant and equipment                            --            1.0
      Purchase of molds and tooling                                                (0.3)          (0.8)
      Refund of value added tax paid in connection with
        acquisition                                                                40.9             --
                                                                                -------         ------
                    Cash provided by (used in) investing activities                12.5          (12.8)
                                                                                -------         ------

Cash flows from financing activities:
      Proceeds from revolving credit facility, net                                   --           16.6
      Repayment of long-term debt                                                (345.3)            --
      Proceeds from issuance of common stock, net                                 345.0             --
      Proceeds from exercise of stock options                                       0.8             --
      Purchase of treasury stock                                                   (5.9)            --
                                                                                -------         ------
                    Cash provided by (used in) financing activities                (5.4)          16.6
                                                                                -------         ------

Net change in cash and cash equivalents                                            56.8           (1.5)
Cash and cash equivalents at beginning of period                                   62.4            6.5
                                                                                -------         ------
Cash and cash equivalents at end of period                                      $ 119.2         $  5.0
                                                                                =======         ======


     See accompanying notes to condensed consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -  BASIS OF PRESENTATION

           The Condensed Consolidated Balance Sheets of Fairchild Semiconductor International, Inc. (the "Company") as of August 29, 1999 and May 30, 1999 and the Condensed Consolidated Statements of Operations and Cash Flows for the three-month periods ended August 29, 1999 and August 30, 1998 were prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations of the Company. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 30, 1999.

           Certain prior period amounts have been reclassified to conform to their current presentation.

NOTE 2 - INVENTORIES

The components of inventories are as follows:

                                                    August 29,        May 30,
                                                       1999            1999
                                                    ----------        -------
                                                           (In millions)
                  Raw materials                       $ 14.5          $ 13.6
                  Work in process                       96.3            93.1
                  Finished goods                        46.5            41.9
                                                      ------          ------
                           Total inventories          $157.3          $148.6
                                                      ======          ======

NOTE 3 - COMPUTATION OF NET LOSS PER SHARE

           Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, however, due to the Company's net losses for the three months ended August 29, 1999 and August 30, 1998, the addition of these common stock equivalents would have been anti-dilutive and accordingly they have been excluded from the calculation for each respective period. The Company had 7.0 million and 3.5 million potentially dilutive shares outstanding under its Stock Option Plan as of August 29, 1999 and August 30, 1998, respectively. The net loss used in computing net loss per common share has been increased by dividends accrued during each respective period for preferred stock, resulting in an increase to the net loss applicable to common stockholders.

NOTE 4 - INITIAL PUBLIC OFFERING

           On August 9, 1999, the Company completed an initial public offering ("IPO") of its Class A Common Stock and sold an aggregate of 20,000,000 shares at a price of $18.50 per share. The underwriting discount was $1.11 per share. The net proceeds after the underwriting discount and other IPO expenses were approximately $345.0 million. In addition, National Semiconductor Corporation, one of the Company's principal stockholders, sold 3,000,000 additional shares pursuant to the underwriters' overallotment option. The Company received no proceeds from this sale, which closed on August 12, 1999. Concurrent with the IPO, all of the shares of the Company's previously authorized 12% Series A Cumulative Compounding Preferred Stock were converted into shares of the Company's Class A Common

Stock. Each preferred stockholder received 75.714571 shares of Class A Common Stock per share of preferred stock, reflecting the $1,000 liquidation value of the preferred stock, plus accumulated unpaid dividends to the date of conversion, converted into common stock on the basis of $17.39 per share. As a result of the conversion, 70,000 shares of preferred stock were converted into 5,300,020 shares of common stock.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                       Three Months Ended
                                                   ----------------------------
                                                   August 29,        August 30,
                                                      1999              1998
                                                      ----              ----
                                                           (In millions)
Cash paid for:
    Income taxes                                      $0.6              $0.2
                                                      ====              ====
    Interest                                          $8.0              $3.4
                                                      ====              ====


           For the three-month periods ended August 29, 1999 and August 30, 1998, the Company accumulated dividends on the redeemable preferred stock of approximately $2.0 million and $2.3 million, respectively. The accumulated dividends were recorded as an increase to the carrying value of the redeemable preferred stock and accumulated deficit.

NOTE 6 - SEGMENT INFORMATION

           Selected operating segment financial information for the three months ended August 29, 1999 and August 30, 1998 is as follows:

                                                     Three Months Ended
                           ------------------------------------------------------------------------
                                   August 29, 1999                        August 30, 1998
                           --------------------------------      ----------------------------------
                                      Contract                               Contract
                                        Manu-                                  Manu-
Revenue:                   Trade      facturing      Total       Trade       facturing       Total
                           ------     ---------      ------      ------      ---------       ------
                                                        (In millions)
Analog                     $ 17.9       $  --          $ 17.9    $ 16.9        $  --         $ 16.9
Discrete                     55.3         4.9            60.2      38.9          2.8           41.7
Power Devices               128.9         8.1           137.0        --           --             --
Logic                        72.7        20.1            92.8      60.8         13.4           74.2
Memory                       16.6          --            16.6      18.5           --           18.5
                           ------       -----          ------    ------        -----         ------
  Total                    $291.4       $33.1          $324.5    $135.1        $16.2         $151.3
                           ======       =====          ======    ======        =====         ======


                                  Three Months Ended
                              ---------------------------
                              August 29,        August 30,
Operating income (loss):         1999              1998
                                -----             -----
                                     (In millions)
Analog                          $(2.6)            $(0.1)
Discrete                          2.6               1.9
Power Devices                    24.7                --
Logic                             9.1               3.0
Memory                           (0.4)             (6.2)
Other unusal charges             (8.3)             (4.5)
                                -----             -----
  Total                         $25.1             $(5.9)
                                =====             =====

NOTE 7 - RESTRUCTURING CHARGES

           Substantially all amounts have been expended with respect to the Company's fiscal 1999 restructuring actions with the exception of the analog wafer production transfer to South Portland, Maine. The following table summarizes the activity of the remaining active restructuring plan:

           Fourth Quarter Fiscal 1999 Mountain View Restructuring (In millions):

                  Total charge                                      $10.0
                  Cash payments                                        --
                  Non-cash items                                     (3.4)
                                                                    -----
                          Accrual balance as of May 30, 1999          6.6

                  Cash payments                                      (0.6)
                                                                    -----
                          Accrual balance as of August 29, 1999     $ 6.0
                                                                    =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS IN THIS REPORT. SEE "OUTLOOK AND BUSINESS RISKS" BELOW.

OVERVIEW

           Fairchild Semiconductor International, Inc. ("Fairchild International"), through its wholly-owned subsidiary Fairchild Semiconductor Corporation (collectively, the "Company"), is a leading designer, manufacturer and supplier of high-performance logic, non-volatile memory, discrete power and signal technology and analog and mixed signal semiconductors, serving the telecommunications, consumer, industrial, personal systems and automotive markets.

           The Company is changing its fiscal year end to the last Sunday in December from the last Sunday in May. This discussion covers the first quarter of the transition period from May 31, 1999 to December 26, 1999. Throughout this discussion, we refer to the first quarter of the transition period as the first quarter of "stub year 1999." The comparable quarter a year ago is referred to as the first quarter of "fiscal 1999." The Company will file an annual report on Form 10-K for the transition period from May 31, 1999 to December 26, 1999. On August 9, 1999, the Company consummated an initial public offering ("IPO") of its Class A Common Stock. Proceeds received from the offering of approximately $345.0 million, net of underwriting and other related fees, were used to retire a portion of the Company's debt.

RESULTS OF OPERATIONS

           The Company incurred a net loss of $8.0 million, or $0.15 per fully diluted share of common stock, in the first quarter of stub year 1999, compared to a net loss of $16.2 million, or $0.29 per fully diluted share of common stock, in the first quarter of fiscal 1999. Excluding unusual charges and amortization of acquisition-related intangibles of $15.5 million and $8.5 million, respectively, in the first quarter of stub year 1999, and $4.5 million and $0.8 million, respectively, in the first quarter of fiscal 1999, net of tax effect, the Company had adjusted net income of $16.0 million for the first quarter of stub year 1999, or $0.21 per fully diluted share of common stock, compared to an adjusted net loss of $12.0 million, or $0.18 per fully diluted share of common stock in the first quarter of fiscal 1999. Unusual charges in the first quarter of stub year 1999 included IPO-related charges of $8.3 million, recorded in selling, general and administrative expenses ("SG&A"), for the forgiveness of certain loans made to the Company's management investors for payment of individual income tax liabilities resulting from their ownership of the Company's common stock, and $7.2 million, recorded in interest expense, for the write-off of deferred financing fees associated with the debt repaid with the proceeds from the IPO. Unusual charges in the first quarter of fiscal 1999 were due to restructuring charges as a result of a workforce reduction. Operating income was $25.1 million in the first quarter of stub year 1999, compared to an operating loss of $5.9 million in the first quarter of fiscal 1999. Excluding unusual charges, operating income was $33.4 million in the first quarter of stub year 1999, compared to an operating loss of $1.4 million in the first quarter of fiscal 1999. The increase in operating income is due to the acquisition of the Power Device Products Group ("Power Devices") from Samsung Electronics Co., Ltd. ("Samsung Electronics") and higher revenues and gross profits due to improved business conditions, resulting in higher factory utilization in the first quarter of stub year 1999 as compared to the first quarter of fiscal 1999.

           All operating segments except Analog reported improved operating results in the first quarter of stub year 1999 as compared to the first quarter of fiscal 1999. Analog had an operating loss of $2.6 million in the first quarter of stub year 1999 as compared to a loss of $0.1 million in the first quarter of fiscal 1999. The increase in Analog's operating loss was due to an unfavorable sales mix and increased inventory valuation reserves in anticipation of the closure of the Mountain View, California wafer fab in the second quarter of stub year 1999. Discrete and Logic operating income was $2.6 million and $9.1 million, respectively, in the first quarter of stub year 1999 as compared to $1.9 million and $3.0 million, respectively, in the first quarter of fiscal 1999. The increases in Discrete and Logic operating income were due to higher revenues and improved gross profits due to improved factory utilization. Memory had an operating loss of $0.4 million in the first quarter of stub year 1999 as compared to a loss of $6.2 million in the first quarter of fiscal 1999. The decrease in the Memory operating loss was due to the benefit from the implementation of the Memory restructuring plan in the fourth quarter of fiscal 1999.

           Excluding depreciation and amortization of $35.5 million and $23.3 million in the first quarter of stub year 1999 and fiscal 1999, respectively, and unusual charges, earnings before interest, taxes, depreciation and amortization ("EBITDA") were $68.9 million in the first quarter of stub year 1999 compared to $21.9 million in the first quarter of fiscal 1999. EBITDA is presented because the Company believes that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of the operating performance of the Company, or as an alternative to cash flows as a measure of liquidity.

REVENUES

           The Company's revenues consist of trade sales to unaffiliated customers (89.8% and 89.3% of total revenues in the first quarters of stub year 1999 and fiscal 1999, respectively) and revenues from contract manufacturing services, provided to National Semiconductor and Samsung Electronics (10.2% and 10.7% of total revenues in the first quarters of stub year 1999 and fiscal 1999, respectively).

           Trade revenues increased 115.7% to $291.4 million in the first quarter of stub year 1999 compared with $135.1 million in the first quarter of fiscal 1999. Trade sales for the first quarter of stub year 1999 include those of the Power Device Products Group. Excluding Power Devices, trade sales increased 20.3% in the first quarter of stub year 1999 over the first quarter of fiscal 1999, as higher sales volume offset lower average selling prices. The increase in trade sales is attributable to improved demand due to strength in end-markets such as personal computers and an economic recovery in the Asia/Pacific region, and was observed across all segments except Memory, whose sales declined as a result of exiting certain unprofitable product lines. Analog, Discrete and Logic sales were up 5.9%, 42.2% and 19.6%, respectively in the first quarter of stub year 1999 over the first quarter of fiscal 1999.

           Approximately 69.3% of the Company's trade revenues were generated from Analog, Discrete and Power Device products in the first quarter of stub year 1999.

           Geographically, 23.4%, 12.3%, 42.9% and 21.4% of trade sales were derived from North America, Europe, Asia/Pacific and Korea, respectively, in the first quarter of stub year 1999. Excluding Power Devices, 34.9%, 17.7% and 47.4% of trade sales were derived from North America, Europe and Asia/Pacific (including Korea), respectively, in the first quarter of stub year 1999, compared to 42.2%, 18.7% and 39.1% in the first quarter of fiscal 1999. Excluding Power Devices, the Asia/Pacific and European regions saw increases in trade sales in the first quarter of stub year 1999 compared to the first quarter of fiscal 1999 of 45.6% and 13.9%, respectively, while the Americas saw no change. The increases resulted from increased customer demand due to general market improvement, and in the case of Asia/Pacific, improving economic conditions.

            Contract manufacturing revenues increased 104.3% to $33.1 million in the first quarter of stub year 1999 compared to $16.2 million in the first quarter of fiscal 1999. Excluding contract manufacturing services provided by the Power Devices Products Group to Samsung Electronics, contract manufacturing revenues increased 54.3% in the first quarter of stub year 1999 as compared to fiscal 1999, reflecting increased demand from National Semiconductor.

GROSS PROFIT

           Gross profit increased 214.1% to $95.5 million in the first quarter of stub year 1999 compared to $30.4 million in the first quarter of fiscal 1999. Excluding the effect of Power Devices, gross profit increased 45.1% in the first quarter of stub year 1999 over the first quarter of fiscal 1999. As a percentage of trade sales, gross trade profits were 29.6% in the first quarter of stub year 1999. Excluding Power Devices, gross trade profits as a percentage of trade sales were 24.3% in the first quarter of stub year 1999 compared to 21.3% in the first quarter of fiscal 1999. The increase in gross trade profit as a percentage of trade sales was due to the favorable effect of increased factory utilization and the benefit of cost reduction actions undertaken in fiscal 1999, offset by lower average selling prices. Contract manufacturing gross profit increased 468.8% to $9.1 million in the first quarter of stub year 1999 compared to $1.6 million in the first quarter of fiscal 1999. The increase in contract manufacturing gross profit is due to incremental business with Samsung Electronics as a result of the acquisition of Power Devices and greater demand from National Semiconductor reflective of improved market conditions. Contract manufacturing gross profit for the first quarter of fiscal 1999 included $6.2 million of fixed cost reimbursement under the Company's manufacturing agreements with National Semiconductor.

RESEARCH AND DEVELOPMENT

           Research and development expenses ("R&D") were $14.0 million, or 4.8% of trade sales, in the first quarter of stub year 1999, compared to $9.2 million, or 6.8% of trade sales, in the first quarter of fiscal 1999. The increase in R&D expenses is driven by the dedicated R&D costs incurred by Power Devices in the first quarter of stub year 1999 which the Company did not incur in fiscal 1999. R&D efforts are focused on the Company's growth products (Analog, DMOS, Power Devices and CMOS logic). R&D expenditures for these growth products were 5.6% and 9.3% of trade sales in the first quarter of stub year 1999 and fiscal 1999, respectively. R&D expenditures for the Company's mature products (Bipolar Logic, Bipolar Discretes and EPROM) were less than 1% of trade sales for both the first quarter of stub year 1999 and fiscal 1999. The decrease in R&D expenditures for growth products as a percentage of trade sales is due to the relatively small R&D requirements of the power device business as a percentage of sales.

SELLING, GENERAL AND ADMINISTRATIVE

           Selling, general and administrative expenses ("SG&A") were $56.4 million, or 19.4% of trade sales, in the first quarter of stub year 1999, compared to $22.6 million, or 16.7% of trade sales, in the first quarter of fiscal 1999. SG&A expenses in the first quarter of stub year 1999 include an unusual charge of $8.3 million for the forgiveness of certain loans made to the Company's management investors for payment of individual income tax liabilities resulting from their ownership of the Company's common stock. Excluding this unusual charge, SG&A was $48.1 million, or 16.5% of trade sales, in the first quarter of stub year 1999. The increase in SG&A expenses is primarily the result of the incremental SG&A expenses of Power Devices, which the Company did not incur in the first quarter of fiscal 1999 and increased selling expenses for the pre-existing business due to higher sales volume.

RESTRUCTURING

           The Company incurred a pre-tax restructuring charge of approximately $4.5 million in the first quarter of fiscal 1999. The charge consisted of $0.8 million related to non-cash asset impairments and $3.7 million of employee separation costs related to the reduction of approximately 600 salaried, hourly and temporary positions, then representing approximately 10% of the Company's payroll. Substantially all amounts have been expended with respect to the Company's fiscal 1999 restructuring actions with the exception of the Analog wafer production transfer to South Portland, Maine. Approximately $0.6 million was expended in the first quarter of stub year 1999 for this transfer with an estimated $6.0 million of accrued liabilities expected to be expended by the end of the first quarter of 2000.

INTEREST EXPENSE, NET

           Interest expense, net was $32.5 million in the first quarter of stub year 1999, compared to $14.4 million in the first quarter of fiscal 1999. Interest expense, net in the first quarter of stub year 1999 includes an unusual charge of $7.2 million for the write-off of deferred financing fees associated with debt retired with the proceeds from the IPO. Excluding this charge, interest expense, net was $25.3 million in the first quarter of stub year 1999. The increase is principally the result of indebtedness incurred to finance the Power Device acquisition, which occurred in the fourth quarter of fiscal 1999.

INCOME TAXES

           Income tax expense was $0.6 million for the first quarter of stub year 1999, compared to a tax benefit of $4.1 million in the first quarter of fiscal 1999. The effective tax rates for the first quarter of stub year 1999 and fiscal 1999 on book pre-tax income were (8.1)% and 20.2%, respectively. In the first quarter of stub year 1999, the tax provision is based on income generated from the Company's foreign operations, excluding Korea where the Company benefits from a tax holiday. The decrease in the tax benefit is due to the Company's limited ability to recognize the future benefit of U.S. net operating loss carryforwards.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

           In connection with its acquisitions of the Power Device Products Group and Raytheon Semiconductor completed in fiscal 1999 and fiscal 1998, respectively, the Company allocated a portion of each purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of the acquisition, the development of these projects had no alternative future uses. Accordingly, these costs were expensed as of each respective acquisition date.

           The Power Device Product Group's results to date have been consistent, in all material respects, with the assumptions of the Company at the time of the acquisition as they relate to the value of the purchased in-process research and development. Actual results to date on Raytheon products have fallen short of expectations due to unfavorable market conditions during the recent industry downturn and higher than expected costs on certain projects. The Company has addressed the cost issues in the restructuring of its Mountain View facility and expects improvement in demand for these products as market conditions continue to improve. The weaker cash flows from these projects have not had, nor are expected to have, any material adverse impact on the results of the Company or its financial position, including the recoverability of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

           As of August 29, 1999, the Company's cash and cash equivalents balance was $119.2 million, an increase of $56.8 million from May 30, 1999. In addition, the Company has $100.0 million available under its Revolving Credit Facility, which was not utilized as of August 29, 1999.

           On August 9, 1999, the Company completed an initial public offering of 20,000,000 shares of its Class A Common Stock. The gross proceeds from the offering of $370.0 million were used to repay an 11.74% Subordinated Note due 2008 ($101.4 million), to repay a 12.5% Subordinated Note due 2008 ($53.0 million), including a prepayment penalty of $0.8 million, to repay the Tranche A term loan and partially repay the Tranche B term loan, in each case under the Company's senior credit facilities, in the aggregate amount of $190.6 million, and to pay fees and expenses from the IPO of approximately $25.0 million. In addition, as a result of the IPO, a warrant issued to Citicorp Mezzanine Partners, L.P. to purchase 3,538,228 shares of the Company's Class A Common Stock became unexercisable.

           During the first quarter of stub year 1999, the Company's operations provided $49.7 million in cash compared to a use of $5.3 million of cash in the first quarter of fiscal 1999. The increase in cash provided by operating activities reflects an increase in net income adjusted for non-cash items of $30.3 million as well as an increase in cash flows from changes in operating assets and liabilities of $24.7 million. Cash provided by investing activities during the first quarter of stub year 1999 totaled $12.5 million, compared to a use of $12.8 million in the first quarter of fiscal 1999. The difference primarily relates to the refund of Korean value added taxes paid as a result of the acquisition of the Power Device Products Group. Capital expenditures in the first quarter of stub year 1999 were made principally to add capacity in the Company's assembly and test manufacturing facilities, whereas in the first quarter of fiscal 1999, capital purchases were made primarily to install the Company's enterprise software system. Capital expenditures for the balance of stub year 1999 will be made primarily to increase capacity in the Company's manufacturing facilities. Cash used in financing activities of $5.4 million for the first quarter of stub year 1999 was primarily for the purchase of treasury stock. Cash provided by financing activities of $16.6 million in the first quarter of fiscal 1999 was due to proceeds received from the Company's revolving credit line.

           The senior credit facilities, the 10 1/8% Senior Subordinated Notes and the 10 3/8% Senior Subordinated Notes do, and other debt instruments the Company may enter into in the future may, impose various restrictions and covenants on the Company which could potentially limit the Company's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, limitations on borrowing money, and limitations on capital expenditures, among other restrictions. The covenants relating to financial ratios include minimum fixed charge and interest coverage ratios and a maximum leverage ratio. The senior credit facilities also limit the Company's ability to modify its certificate of incorporation, bylaws, shareholder agreements or similar arrangements. In addition, the senior credit facilities, the 10 1/8 % Senior Subordinated Notes and the 10 3/8% Senior Subordinated Notes contain additional restrictions limiting the ability of the Company's subsidiaries to make dividends or advances to the Company. However, the Company's subsidiaries are permitted without material restrictions under its debt instruments to make dividends or advances to Fairchild Semiconductor Corporation. The Company believes that those funds permitted to be transferred, together with existing cash, will be sufficient to meet cash obligations. The Company expects that its existing cash, together with available funds from its amended senior credit facilities and funds generated from operations, will be sufficient to meet its anticipated operating requirements and to fund its research and development and capital expenditures for the next twelve months. In the long-term, additional borrowing or equity investment may be required to fund future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL EXCLUDING OUR SUBSIDIARIES

           Fairchild International is a holding company, the principal asset of which is the stock of its wholly owned subsidiary, Fairchild Semiconductor Corporation. Fairchild International on a stand-alone basis had no cash flow from operations in the first quarter of stub year 1999, nor in the first quarter of fiscal 1999. Fairchild International on a stand-alone basis will have no cash requirements for the next twelve months.

OUTLOOK AND BUSINESS RISKS

           The statements contained under this heading and elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations," other than statements of historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements are made based on current expectations and management's estimates, which involve risks and uncertainties, including those described in the following paragraph. Other factors that may affect the Company's future operating results are described in Fairchild International's annual report on Form 10-K for the fiscal year ended May 30, 1999, which was filed with the Securities and Exchange Commission on August 27, 1999, under the caption "Business-Risk Factors." Such risks and uncertainties could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this quarterly report on Form 10-Q, which speak only as of the date hereof. The Company assumes no obligation to update such information.

           The following factors may affect the Company's future operating results: (i) the potential effect of the Company's substantially leveraged financial condition on its liquidity, its ability to fund capital expenditures, working capital, debt service and research and development and its ability to withstand adverse general economic, market or competitive conditions and developments; (ii) restrictive covenants contained in the Company's debt instruments that could limit its ability to borrow additional funds, dispose of or acquire assets or fund capital expenditures; (iii) the highly cyclical and competitive nature of the semiconductor industry and the potential for continued softness in demand; (iv) the Company's dependence on continued demand for the end-products such as personal computers, telecommunications, automotive, and consumer and industrial electronic goods that incorporate its products; (v) the need to design, develop, manufacture, market and support new products in order to remain competitive in our markets; (vi) the ability to efficiently integrate the operations of the Power Device Products Group into the Company and the risk of losing customers or employees of the acquired operation; (vii) the Company's dependence on the availability and cost of raw materials used in its products and upon key subcontractors providing it with wafer fabrication, assembly and test services; (viii) the Company's reliance on complex manufacturing processes and its sensitivity to maintaining yields, efficiencies and continuous operations; (ix) the Company's ability to successfully execute on the transfer of wafer manufacturing processes from its Mountain View facility to its South Portland facility without negatively impacting yields and customer service; (x) uncertainties and legal risks associated with the dependence on, and potential disputes concerning patents and other intellectual property rights; and (xi) foreign currency and other risks associated with operating a global business.

           Market conditions have generally been improving since the third quarter of fiscal 1999. Strong bookings and demand throughout the historically slower summer season evidenced an industry upturn. A portion of the bookings increase occurred as industry-wide lead times extended and customers committed their backlog for a longer period of time. Going forward, sequential bookings increases are expected to return to more normal seasonal patterns as no further lengthening of lead times is anticipated. The Company expects revenues to increase moderately in the second quarter of stub year 1999 over the first quarter of stub year 1999. Despite improving market conditions, pricing has remained soft. However, due to the tightening market, management expects that prices will rise slowly as market conditions continue to improve and that margins will also improve slowly with these increases, better product mix, manufacturing cost reductions and better overhead spreading. As a result of the acquisition of the Power Device Products Group, the Company expects trade sales and EBITDA in stub year 1999 will be higher than the comparable periods of fiscal 1999.

           Contract manufacturing revenues with National Semiconductor increased substantially in the first quarter of stub year 1999 compared to the first quarter of fiscal 1999. For the period from May 31, 1999 to May 26, 2000, National Semiconductor is obligated to purchase $80.0 million of contract manufacturing services. Although demand from National Semiconductor increased in the first quarter of stub year 1999, there can be no assurance that demand will remain at these levels. Should National Semiconductor not meet its purchase commitment, it could result in lower fixed cost absorption, and hence could negatively impact gross profit in stub year 1999.

           As a result of the acquisition of the Power Device Products Group, Samsung Electronics became one of the Company's largest customers. Under the terms of a product supply agreement, Samsung Electronics is obligated to purchase approximately 702 million units per year of power device products during the three-year period following the acquisition. Samsung Electronics' purchase commitment is contingent upon our ability to satisfy Samsung Electronics' quality and other specifications for power device products. Should the Company not be able to comply with such specifications, or Samsung Electronics not fulfill its obligation under the product supply agreement, there could be a material adverse effect on our trade revenues and results from operations.

           The Company's assembly and test facilities, a wafer fabrication facility, as well as certain subcontractors for wafer fabrication and assembly and test services, are located in Southeast Asia, Korea and Japan. Reliance on these facilities, as well as subcontractors located in this region of the world, entails risks, both political and economic, including political instability, asset seizures and currency exchange rate fluctuations. No assurance can be given that such economic and political instability would not result in an adverse effect on our operations or financial condition.

           On September 21, 1999, Taiwan experienced a major earthquake. The earthquake and resulting aftershocks have caused power outages and significant damage to Taiwan's infrastructure. The Company has no manufacturing facilities in Taiwan. However, the Company has a number of customers, primarily personal computer manufacturers, located there. Based on initial damage assessments from key customers in Taiwan, the Company expects no significant impact on its revenue in that region as a result of the earthquake.

YEAR 2000 COMPLIANCE

           In the fourth quarter of fiscal 1997, the Company commenced its enterprise software system implementation project for the purpose of separating from National Semiconductor's business systems. The system, which is operational for most of the Company's critical business processes, is year 2000 compliant. For those legacy systems that will not be converted by December 31, 1999, year 2000 remediation projects are underway, and are expected to be completed by October 31, 1999. The Company's business is dependent upon its information systems as an integral part of all major business processes. Additionally, internal resources have been redeployed to identify, test and correct year 2000 problems in other systems throughout the Company, including those systems embedded in the Company's machinery and equipment. Identification of systems and equipment that are not year 2000 compliant has been completed. As of August 29, 1999, remediation projects to correct identified problems were substantially completed. Final completion of all projects is expected by October 31, 1999. The Company is also reviewing the year 2000 readiness and compliance of its principal suppliers of products and services, in order to identify and assess any negative impacts that such non-compliances could have on the Company. In addition, the Company is working with its customers to identify potential year 2000 issues with its products. The Company has completed its assessments. The Company does not believe there are any year 2000 problems with its products. No year 2000 issues were noted with its key suppliers, which in the Company's opinion would cause a major disruption to its operations. In the first quarter of stub year 1999 and in fiscal 1999, incremental amounts incurred and charged to expense to identify, test and correct such other year 2000 problems were immaterial to the financial statements. Future incremental expenditures are currently estimated to be approximately $0.7 million, the majority of which should be incurred before the end of the second quarter of stub year 1999. Although we believe the Company's systems will be year 2000 compliant, the failure of the Company's suppliers and customers to address the year 2000 issue could result in disruption to the Company's operations and have a significant adverse impact on its results of operations, the extent of which the Company has not yet estimated. The Company is actively engaged in preparing contingency plans in the event that key suppliers fail to become year 2000 compliant. For example, for key materials, which are imported from outside the U.S., arrangements are being made to insure at least four weeks of available supply. The Company, in the ordinary course of business, seeks to expand its customer base to lessen dependence on any one customer for a significant portion of its revenues, and seeks second sources of supply for its key products and services where appropriate.

           The Power Device Products Group is dependent upon the information systems of Samsung Electronics. Under the terms of an agreement with Samsung SDS Co., Ltd., entered into in connection with the acquisition of the Power Device Products Group, Samsung SDS Co., Ltd. has agreed to provide information technology services to the Power Device Products Group and to support the use of its information systems for a three-year period following consummation of the acquisition of the power device business. The terms of the agreement with Samsung SDS Co., Ltd. require it to insure the systems utilized by the Power Device Products Group are year 2000 compliant. Samsung Electronics' systems have been certified by a Korean government agency to be year 2000 compliant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in the Company's Annual Report on Form 10 K for the year ended May 30, 1999 and under the subheading "Quantitative and Qualitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 31 of the Company's Annual Report on Form 10 K for the year ended May 30, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. Management believes there is no litigation pending that could have a material adverse effect on its results of operations or its financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           The registrant amended and restated its certificate of incorporation on August 9, 1999 in connection with the completion of the IPO. The rights of holders of the registrant's Class A Common Stock were not materially modified in the amended and restated certificate.

           At various times during the period covered by this report, but prior to the effectiveness of the registrant's registration statement on Form S-1 on August 3, 1999, the registrant sold an aggregate of 290,860 shares of its Class A Common Stock to employees upon the exercise of employee stock options. Such sales were made in reliance on Rule 701 under the Securities Act of 1933. For 286,860 of such shares, the price received by the registrant upon exercise of the options was $0.125 per share or $35,858 in the aggregate. For 4,000 of such shares, the price received by the registrant upon exercise of the options was $10.00 per share or $40,000 in the aggregate.

The subparagraph numbers listed below correspond to the applicable sections of
Item 701(f) of Regulation S-K with respect to the registrant's IPO:

(1)        Effective date...........................August 3, 1999
           Commission file number...................333-78557

(2)        Offering date............................August 4, 1999

   (i)     Termination of offering..................The offering was terminated on August 12, 1999 after the
                                                    sale of all securities
                                                    registered.

   (ii)    Managing underwriters....................Credit Suisse First Boston
                                                    Corporation, Salomon Smith
                                                    Barney Inc., BancBoston
                                                    Robertson Stephens Inc.,
                                                    Deutsche Bank Securities,
                                                    Inc.

   (iii)   Title of each class of securities
           registered...............................Class A Common Stock, par
                                                    value $.01 per share

   (iv)                                             For Issuer's AccountFor        Selling Stockholder's Account
                                                    -----------------------        -----------------------------
           Amount of securities registered..........20,000,000 shares..............3,000,000 shares

           Aggregate price of the offering

           amount registered........................$370,000,000...................$55,500,000

           Amount of securities sold................20,000,000 shares..............3,000,000 shares

           Aggregate offering price of the

           amount sold to date......................$370,000,000...................$55,500,000

   (v)     Expenses incurred for
           issuer's account to date:

                Underwriting discounts
                and commissions                     $22,200,000

                Other expenses......................$2,800,000

                     Total expenses.................$25,000,000

   (vi)    Net proceeds to issuer:..................$345,000,000

   (vii)   Use of proceeds by issuer

           The Company used the net proceeds of the offering to repay outstanding indebtedness as follows (In millions):

                 Senior Credit Facilities                $190.6
                 11.74% Subordinated Note                 101.4
                 12.50% Subordinated Note                  53.0
                                                         ------
                                                         $345.0
                                                         ======

           None of the expenses incurred in the offering, nor the use of proceeds of the offering, were paid by the issuer to (i) directors, officers, general partners of the issuer or their associates, (ii) persons owning 10% or more of any class of securities of the issuer or (iii) affiliates of the issuer. Citicorp Mezzanine Partners, L.P. was the holder of the 12.5% Subordinated Note which was repaid with proceeds of the offering. The general partner of Citicorp Mezzanine Partners, L.P. is an affiliate of Citicorp Venture Capital Ltd., which owns an interest in Sterling Holding Company, LLC, which owns approximately 47.4% of the issuer's common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 25, 1999, the holders of 17,726,960 shares of the registrant's Class A Common Stock, constituting a majority of the shares of that class then outstanding, approved by written consent an amendment to the certificate of incorporation of the registrant changing its name from FSC Semiconductor Corporation to Fairchild Semiconductor International, Inc.

           On July 1, 1999, the holders of 17,726,960 shares of the registrant's Class A Common Stock, constituting a majority of the shares of that class then outstanding, and the holder of 53,113 shares of the registrant's previously authorized 12% Series A Cumulative Compounding Preferred Stock, constituting a majority of the shares of that class then outstanding, approved by written consent the conversion of all shares of the Series A Preferred Stock into shares of Class A Common Stock upon the completion of the registrant's initial public offering.

           On July 26, 1999, the holders of 17,726,960 shares of the registrant's Class A Common Stock, constituting a majority of the shares of that class then outstanding, the holder of 28,396,000 shares of the registrant's Class B Common Stock, constituting a majority of the shares of that class then outstanding and the holder of 53,113 shares of the registrant's previously authorized 12% Series A Cumulative Compounding Preferred Stock, constituting a majority of the shares of that class then outstanding, approved by written consent the amendment and restatement of the registrant's certificate of incorporation, which was filed with the Secretary of State of the State of Delaware in connection with the completion of the registrant's initial public offering on August 9, 1999.

           On July 26, 1999, the holders of 17,726,960 shares of the registrant's Class A Common Stock, constituting a majority of the shares of that class then outstanding, approved by written consent amendments to the registrant's employee stock option plan to increase the number of shares available for issuance upon exercise of options granted under that plan, as well as the adoption of a new employee stock purchase plan qualifying as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           a) EXHIBITS

              27 Financial Data Schedule

           b) REPORTS ON FORM 8-K

           On June 28, 1999, the registrant amended a current report on Form 8-K filed April 27, 1999 for the purpose of including therein financial statements and pro forma financial information with respect to its acquisition of the Power Device Business of Samsung Electronics Co., Ltd.

           On July 9, 1999, the registrant filed a current report on Form 8-K disclosing a change in the Company's fiscal year end from the last Sunday in May to the last Sunday in December.

ITEMS 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Fairchild Semiconductor International, Inc.


         Date: October 12, 1999      By: /s/ David A. Henry
                                         -------------------------------
                                         David A. Henry
                                         Vice President, Corporate Controller

                                         (Principal Accounting Officer)