Form 10-K
period 1999-12-26
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2000-03-27
CIK 1036960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM MAY 31, 1999 TO DECEMBER 26, 1999

                        COMMISSION FILE NUMBER 001-15181

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 was 1,935,000,000.

     The number of shares outstanding of the Registrant's Class A and Class B Common Stock as of March 15, 2000 was 79,264,020 and 17,281,000 respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the transition period covered by this Annual Report on Form 10-K are incorporated by reference into Parts I and II.

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Throughout this Annual Report on Form 10-K, the terms "we," "our" and "Fairchild International" refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to specific subsidiaries where appropriate.

     We have recently changed our fiscal year-end from the last Sunday in May to the last Sunday in December. Our last fiscal year under our old accounting calendar was the year ended May 30, 1999, which we refer to as "Fiscal 1999." Our first fiscal year under the new accounting calendar is the year ending December 31, 2000. The transition period from May 31, 1999 to December 26, 1999, which we refer to as "Stub Year 1999," is the period covered by this Annual Report on Form 10-K.

GENERAL

     Fairchild International is one of the largest independent semiconductor companies focused solely on multi-market products. We design, develop and market analog, discrete, logic and non-volatile memory semiconductors. Within our multi-market products portfolio, we are particularly strong in providing discrete and analog power management and interface solutions. Multi-market products are the building block components for virtually all electronic devices, from sophisticated computers and internet hardware to telecommunications equipment to household appliances. Because of their basic functionality, our products provide customers with greater design flexibility than more highly integrated products and improve the performance of more complex devices or systems. Given such characteristics, our products have a wide range of applications. Our products are sold to customers in the personal computer, industrial, telecommunications, consumer electronics and automotive markets.

     With a history dating back more than 35 years, Fairchild Semiconductor was among the original founders of the semiconductor industry. The original Fairchild Semiconductor Corporation was established in 1959 as a provider of memory and logic semiconductors. The Fairchild Semiconductor business was acquired by Schlumberger Limited in 1979 and by National Semiconductor Corporation in 1987. In March 1997, as part of its recapitalization, the Fairchild Semiconductor business was sold to a new, independent company - Fairchild Semiconductor Corporation. At the time of the recapitalization, Fairchild Semiconductor Corporation consisted of the discrete, logic and non-volatile memory businesses of National Semiconductor. On December 31, 1997, Fairchild Semiconductor Corporation acquired Raytheon Semiconductor, Inc., a wholly owned subsidiary of Raytheon Company, for approximately $117.0 million in cash. That business designs, manufactures and markets high-performance analog and mixed signal semiconductors for the personal computer, communications, broadcast video and industrial markets. Raytheon Semiconductor was combined with the Non-Volatile Memory Products Group to form the Analog, Mixed Signal and Non-Volatile Memory Products Group. Fairchild International's other product groups include the Discrete Power and Signal Technologies Products Group and the Interface and Logic Products Group.

     On April 13, 1999, we purchased the power device business of Samsung Electronics for approximately $414.9 million, including fees and expenses. The power device business designs, manufactures and markets power discrete semiconductors and standard analog integrated circuits serving the personal computer, industrial, telecommunications and consumer electronics markets. The power device business has developed a number of new product designs with industry leading performance characteristics, such as its recent process developments in trench technology and silicon bonding. The acquisition of the power device business not only enhanced our analog and power discrete product offerings, but also provided us with a greater market presence in South Korea. The acquisition of the power device business also provided us with additional revenue opportunities through our relationship with Samsung Electronics:

     - Samsung Electronics is required to purchase guaranteed minimum annual levels of products from the power device business based on historical volumes and market prices for a three-year period according to terms of a product supply agreement.

     - We are required to provide contract manufacturing services in the form of wafer foundry services for Samsung Electronics Co., Ltd. for a three-year period according to the terms of a foundry sale agreement. The agreement is designed to provide us levels of profitability totaling W53,700 million over three years.

     In connection with the acquisition of the power device business, we have obtained a full income tax holiday for a period of seven years in South Korea.

PRODUCTS AND TECHNOLOGY

     We design, develop and manufacture a broad range of products used in a wide variety of microelectronic applications, including personal computer, industrial, telecommunications, consumer products and automotive systems. Our products are organized into three principal products groups: the Analog, Mixed Signal and Non-Volatile Memory Products Group, the Discrete Power and Signal Technologies Products Group, and the Interface and Logic Products Group. The power device business includes power discrete and analog products. For purposes of this presentation, these products have been combined with Analog and Mixed Signal Products and the Discrete Power and Signal Technologies Group.

ANALOG, MIXED SIGNAL AND NON-VOLATILE MEMORY PRODUCTS GROUP

ANALOG AND MIXED SIGNAL PRODUCTS

     Fairchild International designs, manufactures and markets high-performance analog and mixed signal integrated circuits for the personal computer, industrial, consumer electronics and broadcast video markets. These products are manufactured using leading-edge CMOS, BiCMOS, DMOS and bipolar technologies. Analog and mixed signal products represent a significant long-term growth area of the semiconductor industry. The increasing demand to integrate high performance microprocessor-based electronics in equipment ranging from personal computers to scientific instrumentation, telecommunications and data communications networks has led analog and mixed signal semiconductor suppliers to create designs that have higher levels of integration to reduce space and power requirements and provide greater functionality, all at lower cost. We offer over 2,300 analog device products, including offerings in all of the top 100 best selling (in terms of volume) analog product types. Major competitors include Analog Devices, Burr Brown, Linear Technology, Intersil, ON Semiconductor, Philips and Semtech.

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

NON-VOLATILE MEMORY PRODUCTS

     Fairchild International designs, manufactures and markets non-volatile memory circuits which retain data after power to the device has been shut off. We offer an extensive portfolio of high performance serial EEPROM and EPROM products. We do not participate in the FLASH market segment. EPROMs are electrically programmable read-only memories. These non-volatile memory devices are used in the personal computer, industrial, telecommunications, consumer electronics and automotive systems. Major competitors include ST Microlectronics, Advanced Micro Devices, Atmel, Xicor and Microchip Technology.

     EEPROMS. EEPROMs are used primarily to store changing information in consumer products and automotive applications such as microwaves, televisions, stereos and automotive controls. We serve the EEPROM market with product offerings in (i) standard EEPROM and (ii) Application Specific Standard Products (or ASSP). Our standard EEPROM products serve each of the three serial bus interface protocols used with all industry standard microcontrollers. Our Application Specific Standard Products are individually developed for specific applications and combine our core EEPROM competencies with logic capabilities. Key product offerings in the ASSP category include the ACEx family of microcontrollers and the SoftSelect(TM) family of devices for software control of power management and frequencies.

     The ACEx family consists of highly optimized 8-bit microcontrollers featuring a rich instruction set and extremely low power consumption. Offered in one of the smallest packages in the industry, its features make it ideal for battery management and power management applications requiring low power consumption and low weight. The SoftSelect(TM) family of devices provide software control of power management and automatic configuration of motherboards for personal computers. Other products in the ASSP category include Plug & Play controllers for the PC market, single-chip high security solutions for automotive remote keyless entry and other similar applications such as garage-door openers, and the serial presence detect (SPD) device which permits automatic configuration of memory modules on computers.

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

DISCRETE POWER AND SIGNAL TECHNOLOGIES PRODUCTS GROUP

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

     IGBT. This product line offers very high voltage devices (600V to 1500V) in a variety of package options. A proprietary silicon bonding process is being used in the production of this family of products. Typical applications for these devices are motor control, inverters, robotics, servo controls, power supply and lamp ballast. IGBT will be a focused growth product line as more industrial applications are using this technology.

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

INTERFACE AND LOGIC PRODUCTS GROUP

     We design, develop and manufacture high-performance interface and logic devices utilizing three wafer fabrication processes: CMOS, BiCMOS and Bipolar. Within each of these production processes, we manufacture products that possess advanced performance characteristics, as well as mature products that provide high performance at low cost to customers.

     Interface Products. The significant growth in the internet hardware and cellular base station markets has increased demand for interface products. Interface products generally connect signals from one part of a system to another part of a system. Typical interface applications include backplane driving, bus driving, clock driving and signal integrity. These applications all require high speed, high current drive and low noise attributes. These types of products are mixed signal in nature and require a high level of analog wave shaping techniques on the output structures, minimizing the number of suppliers with the capability to develop them. We believe we have developed some unique competencies and patented circuit techniques along with a broad range of process technologies which facilitate our expansion into the interface products market.

     The interface market is divided into two categories: "building block interface" and "standards-specific interface products." Current building block products include our FST and GTL product families with planned expansions into an LVDS family of products and clock driving products. Standards-specific products are normally based on industry standards which are developed by consortiums of hardware suppliers, software suppliers, end segment customers and industry experts. We are an active participant on many committees where industry standards are developed, and have product offerings in printer interface, dual inline memory module drivers and Universal Serial Bus applications. Major competitors include Texas Instruments, National Semiconductor, Maxim and Linear Technology.

     Logic Products. Since market adoption rates of new standard logic families have historically spanned several years, we continue to generate significant revenues from our mature products. Customers are typically slow to move from an older product to a newer one. Further, for any given product, standard logic customers use several different generations of logic products in their designs. As a result, typical life cycles for logic families are between 20 and 25 years.

     Since it takes new logic products an average of three to five years to reach full market acceptance, we continue to invest in new products to generate future revenue growth. In addition, many of these investments have established our logic devices as key components for the personal computer and telecommunications markets, particularly in the internet and networking sector and cellular communications sector. Internet appliances and internet infrastructure equipment (such as LAN and WAN switches, hubs, routers and servers) require high speed, high drive and low noise characteristics. We offer logic devices using CMOS, BiCMOS and Bipolar processes that are required to achieve these characteristics. Our ABT, LVT and ECL logic devices have all successfully penetrated the internet hardware market. In addition, cellular communications equipment such as cellular phones, pagers and base stations and consumer set top box require low power and noise generation in very small packages. We believe our Tiny Logic, VHC, LCX and FST switch technologies have established our logic products among the leading technologies addressing these requirements. Major competitors include Texas Instruments, ON Semiconductor and Philips.

SALES, MARKETING AND DISTRIBUTION

     In Stub Year 1999, Fairchild International derived approximately 54% of its trade sales from original equipment manufacturer customers through its regional sales organizations and 46% of its trade sales through distributors. Fairchild International operates regional sales organizations in Europe, headquartered in Swindon, England, the Americas, headquartered in Sunnyvale, California, the Asia/Pacific region, with its office in Kowloon, Hong Kong, the Japan region with its office in Tokyo, Japan and the Korea region, with its office in Puchon, South Korea. Each of the regional sales organizations, with the exception of Korea, is supported by logistics organizations which manage independently-operated free-on-board warehouses. Product orders flow to Fairchild International's manufacturing facilities, where the product is made. Products are then shipped either directly to the customer or indirectly to the customer via independently-operated warehouses in Singapore, the United States and the United Kingdom.

     Fairchild International has dedicated direct sales organizations operating in Europe, the Americas, Asia/ Pacific, Japan and Korea that serve its major original equipment manufacturer customers. Fairchild International also has a large network of distributors and manufacturer's representatives to distribute its products around the world. We believe that maintaining a small, highly focused, direct sales force selling products for each of Fairchild International's businesses, combined with an extensive network of distributors and manufacturer's representatives, is the most efficient way to serve our multi-market customer base. Fairchild International also maintains a dedicated marketing organization, which consists of marketing organizations in each product group, including tactical and strategic marketing and applications, as well as marketing personnel located in each of the sales regions.

     Typically, distributors handle a wide variety of products, including products that compete with Fairchild International products, and fill orders for many customers. Some of Fairchild International's sales to distributors primarily in North America, are made under agreements allowing for market price fluctuations and/or the right of return on unsold merchandise, subject to the right terminating after the expiration of a limited time period. Virtually all distribution agreements contain a standard stock rotation provision allowing for minimum levels of inventory returns. In Fairchild International's experience, these inventory returns can usually be resold. Manufacturer's representatives generally do not offer products that compete directly with Fairchild International's products, but may carry complementary items manufactured by others. Manufacturer's representatives do not maintain a product inventory; instead, their customers place large quantity orders directly with Fairchild International and are referred to distributors for smaller orders.

     The power device business has been historically supported by sales organizations in Korea and in foreign sales subsidiaries of Samsung Electronics throughout the world. As of December 26, 1999, support from the foreign sales subsidiaries of Samsung Electronics ended in accordance with an agreement with Samsung Electronics. Fairchild International's sales organizations in North America and Europe have assumed distribution responsibilities for power device business products in those regions. Distribution of power device business products in Korea and in the rest of Asia and warehousing in Korea are facilitated by Samsung Electronics under a transition services agreement. Product orders flow to the power device business' manufacturing facility in Puchon, South Korea, where silicon wafers are fabricated. Products are assembled and tested by either independently operated subcontractors or manufacturing entities of Samsung Electronics. Finished products are warehoused in a Samsung Electronics facility in Onyang, South Korea. From there they are shipped either directly to customers, distributors or sales agents or first to Fairchild International's facility in Penang, Malaysia and then to customers.

RESEARCH AND DEVELOPMENT

     Fairchild International's expenditures for research and development in Stub Year 1999, Fiscal 1999, Fiscal 1998 and Fiscal 1997 were $35.0 million, $39.3 million, $35.7 million and $18.9 million, respectively. Such expenditures represented 4.9%, 6.0%, 5.6% and 3.2% of trade sales in Stub Year 1999, Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. Manufacturing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed and greater performance produced at lower cost. Infrastructure investments made in recent years will enable Fairchild International to continue to achieve high volume, high reliability and low-cost production using leading edge process technology. Fairchild International's research and development efforts are focused on new product development and improvements in process technology in Fairchild International's growth areas: CMOS logic, DMOS power discretes, and analog and mixed signal products.

     Each of Fairchild International's product groups maintain independent research and development organizations. Fairchild International works closely with its major customers in many research and development situations in order to increase the likelihood that Fairchild International's products will be designed directly into the customers' products and achieve rapid and lasting market acceptance.

MANUFACTURING

     We operate five manufacturing facilities, three of which are front-end wafer fabrication plants in the United States and South Korea and two of which are back-end assembly and test facilities in Asia. Our products are manufactured and designed using a broad range of manufacturing processes and proprietary design methods. We use all of the prevalent function-oriented process technologies for wafer fabrication, including CMOS, Bipolar, BiCMOS, DMOS and non-volatile memory technologies. We use primarily through-hole and surface mount technologies in our assembly and test operations, in lead counts from two to fifty-six leads.

     The table below sets forth information with respect to our manufacturing facilities, products and technologies.

                            MANUFACTURING FACILITIES

           LOCATION                         PRODUCTS                         TECHNOLOGIES
           --------                         --------                         ------------
FRONT-END FACILITIES:
South Portland, Maine            Bipolar, CMOS and BiCMOS           4-inch fab - 5.0/3.0 micron
                                 Interface and logic products
                                 Standard Linear products           5-inch fab - 3.0/1.5 micron Op
                                                                    Amps, Ground Fault Interruptors
                                 National Semiconductor contract    6-inch fab - 1.5/0.5 micron
                                 Manufacturing                      CMOS and BiCMOS

Salt Lake City, Utah             EPROMs, EEPROMs, ACE               6-inch fab - 1.0/0.65 micron
                                 And USB                            CMOS EPROM
                                 Discrete power                     -2.0/0.8 micron CMOS
                                 National Semiconductor contract    EPROM
                                 Manufacturing                      -2.0 micron DMOS

Puchon, South Korea              Power discrete semiconductors,     4-inch fab - 5.0/4.0 micron
                                 Standard analog integrated         Bipolar
                                 Circuits                           5-inch fab - 2.0/0.8 micron
                                                                    Bipolar and DMOS

           LOCATION                         PRODUCTS                         TECHNOLOGIES
           --------                         --------                         ------------
BACK-END FACILITIES:
Penang, Malaysia                 Bipolar, CMOS and BiCMOS           MDIP, SOIC, EIAJ, TSSOP,
                                 Interface and logic products       SSOP, 8-56 Pins
                                 National Semiconductor assembly
                                 and test services

Cebu, the Philippines            Power and small signal discrete    TO92, SOT-23, Super SOT,
                                 National Semiconductor             SOT-223, TO220, TO263
                                 Assembly and test services

     Fairchild International subcontracts a minority of its wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation of Shanghai, Chartered Semiconductor, Torex Semiconductor and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary subcontractors include Carsem, Amkor, NS Electronics (Bangkok) Ltd., and Korea Micro Industry. The power device business also subcontracts manufacturing services from Samsung Electronics. As a result of the acquisition of the power device business, these services are provided under manufacturing agreements with Samsung Electronics.

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

     Fairchild International sells products to many key customers pursuant to contracts. Contracts are annual fixed-price agreements with customers setting forth the terms of purchase and sale of specific products. These contracts allow Fairchild International to schedule production capacity in advance and allow customers to manage their inventory levels consistent with just-in-time principles while shortening the cycle times required to produce ordered products. However, quantity and price agreements under these contracts are, as a matter of industry practice, difficult to maintain and implement. Fairchild International recognizes revenue from contract manufacturing services but does not track backlog. For these reasons, Fairchild International believes that the amount of backlog at a particular date is not meaningful and is not necessarily a relevant indicator of future revenues.

SEASONALITY

     Generally, Fairchild International is affected by the seasonal trends of the semiconductor and related industries. With the change of our fiscal year end we expect revenues will be higher in the second and fourth quarters, and lower in the first quarter due to holidays around the world and in the third quarter due to the historically slow summer months. In Stub Year 1999, however, typical seasonality was offset by the effects of the recovery of the overall semiconductor market, as the Company recorded sequential revenue increases in each quarter.

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

TRADEMARKS AND PATENTS

     Fairchild International's corporate policy is to protect proprietary products by obtaining patents for such products when practicable. Under a technology licensing and transfer agreement with National Semiconductor entered into in connection with the recapitalization of the Fairchild Semiconductor business, Fairchild International acquired approximately 150 U.S. patents and obtained perpetual, royalty free non-exclusive licenses on approximately 250 of National Semiconductor's patents. Pursuant to an acquisition agreement with Raytheon Company, Fairchild International acquired over 100 patents owned by Raytheon Semiconductor, Inc., as well as licensing rights (similar to those granted to Fairchild International by National Semiconductor in the recapitalization of Fairchild Semiconductor Corporation) for other semiconductor-related intellectual property of Raytheon Company not directly owned by Raytheon Semiconductor, Inc. Similarly, Fairchild International acquired from Samsung Electronics a significant number of licenses and patents (granted, applied for and under review for application). We obtained approximately 125 U.S. patents and over 1,000 Korean patents pursuant to the acquisition of the power device business. Fairchild International also received the rights to use all relevant trademarks. We believe that we have the right to use all technology used in the production of our products.

ENVIRONMENTAL MATTERS

     Our operations are subject to environmental laws and regulations in the countries in which we operate that regulate, among other things, air and water emissions and discharges at or from our manufacturing facilities; the generation, storage, treatment, transportation and disposal of hazardous materials by our company; the investigation and remediation of environmental contamination; and the release of hazardous materials into the environment at or from properties operated by our company and at other sites. As with other companies engaged in like businesses, the nature of our operations exposes our company to the risk of liabilities and claims with respect to such matters. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations. Fairchild International's costs to comply with environmental regulations were immaterial in Stub Year 1999, Fiscal 1999, Fiscal 1998 and Fiscal 1997.

     Fairchild International's facilities in South Portland, Maine, and, to a lesser extent, Salt Lake City, Utah, have ongoing remediation projects to respond to releases of hazardous materials that occurred prior to the consummation of the recapitalization. Under the Asset Purchase Agreement with National Semiconductor as supplemented by ancillary agreements entered into in conjunction with the recapitalization, National Semiconductor has agreed to indemnify Fairchild International for the cost of these projects, subject to limitations. Based on the historical costs of these projects, we do not believe that future remediation costs will be material, even without the indemnity.

     Fairchild International's previously owned Mountain View, California, facility is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act. Under the terms of the Acquisition Agreement with Raytheon Company, Raytheon Company retained responsibility for, and has agreed to indemnify us with respect to, remediation costs or other liabilities related to pre-acquisition contamination.

     Although we believe that the power device business has no significant environmental liabilities, Samsung Electronics has agreed to indemnify Fairchild International for environmental liabilities arising out of the Puchon, South Korea plant or the power device business, subject to limitations.

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

EMPLOYEES

     Fairchild International's worldwide workforce consisted of 8,397 full-and part-time employees as of December 26, 1999, none of whom were represented by collective bargaining agreements. Of the total number of employees, 6,943 were engaged in manufacturing and information services, 332 were engaged in marketing and sales, 677 were engaged in administration and 445 were engaged in research and development. Of the total number of employees, 3,440, or 41%, were employed in the Interface and Logic Products Group, 4,263, or 51%, were employed in the Discrete Power and Signal Technologies Products Group, 322, or 4%, in the Analog, Mixed Signal and Non-Volatile Memory Products Group and 372, or 4%, in corporate administration or centralized sales and marketing activities. Fairchild International believes that its relations with its employees are satisfactory.

     Our wholly owned Korean subsidiary, which we refer to as "Fairchild Korea," sponsors a Power Device Business Labor Council consisting of seven representatives from the non-management workforce and seven members of the management workforce. The Labor Council, under Korean law, is recognized as a representative of the workforce for the purposes of consultation and cooperation only. The Labor Council therefore has no right to take a work action or to strike and is not party to any labor or collective bargaining agreements with Fairchild Korea. We believe that relations with Fairchild Korea employees and the Labor Council are satisfactory.

EXECUTIVE OFFICERS OF FAIRCHILD INTERNATIONAL

     The following table sets forth information with respect to the executive officers of our company.

                    NAME                       AGE                        TITLE
                    ----                       ---                        -----
Kirk P. Pond.................................  55    Chairman of the Board of Directors, President
                                                     and Chief Executive Officer
Joseph R. Martin.............................  52    Executive Vice President and Chief Financial
                                                     Officer and Director
Daniel E. Boxer..............................  54    Executive Vice President and Chief
                                                     Administrative Officer, General Counsel and
                                                     Secretary
Jerry M. Baker...............................  48    Executive Vice President, Global Operations
Keith Jackson................................  44    Executive Vice President and General Manager,
                                                     Analog, Mixed Signal and Non-Volatile Memory
                                                     Products Group
Darrell Mayeux...............................  57    Executive Vice President, Worldwide Sales and
                                                     Marketing
Deok J. Kim..................................  47    Senior Vice President, President, Fairchild
                                                     Korea Semiconductor Ltd.
W.T. Greer, Jr...............................  59    Senior Vice President and General Manager,
                                                     Interface and Logic Group
Izak Bencuya.................................  46    Senior Vice President and General Manager,
                                                     Discrete Power & Signal Technologies Group
Ernesto M. D'Escoubet........................  56    Senior Vice President, Technology and Quality
John M. Watkins, Jr..........................  57    Senior Vice President, Chief Information Officer
David A. Henry...............................  38    Vice President, Corporate Controller
Matthew W. Towse.............................  37    Vice President, Treasurer

     Kirk P. Pond, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Pond has been the President of our company since June 1996. Since 1987, Mr. Pond had held several executive positions with National Semiconductor, most recently Executive Vice President and Chief Operating Officer. Prior executive management positions were with Fairchild Semiconductor Corporation, Texas Instruments and Timex Corporation. Mr. Pond is a director of Sybron Chemical.

     Joseph R. Martin, Executive Vice President, Chief Financial Officer and Director. Mr. Martin has been the Executive Vice President and Chief Financial Officer of our company since June 1996. Mr. Martin had held several senior financial positions with National Semiconductor since 1989, most recently as Vice President of Finance, Worldwide Operations. Prior to joining National Semiconductor, Mr. Martin was Senior Vice President and Chief Financial Officer of VTC Incorporated. Mr. Martin is a director of ChipPAC Corp.

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

     Jerry M. Baker, Executive Vice President, Global Operations. Mr. Baker has been Executive Vice President, Global Operations, since February 2000. Previously Mr. Baker had been Executive Vice President and General Manager, Discrete Power and Signal Technologies Group, since December 1996. He has spent more than 24 years in a variety of engineering and management positions within National Semiconductor, most recently as Vice President and General Manager, Discrete Products Division.

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

     Deok J. Kim, Sr. Vice President, President, Fairchild Korea Semiconductor Ltd. Mr. Kim became Senior Vice President, President of Fairchild Korea Semiconductor Ltd. when we acquired the power device business from Samsung Electronics in April 1999. He has over 24 years of experience in the semiconductor industry. Mr. Kim joined the power device business in 1990 as director of power product development and later became managing director and vice president and general manager of the power device business prior to its acquisition by Fairchild International. Before joining Samsung Electronics, Mr. Kim held engineering and development positions with Goldstar Semiconductor, AMI and General Electric.

     W.T. Greer, Jr., Senior Vice President and General Manager, Interface and Logic Group. Mr. Greer has been Senior Vice President and General Manager, Interface and Logic Group since February 2000. Mr. Greer has over 30 years of engineering and management experience in the semiconductor and electronics industries. Prior to joining our company in 1997 as Vice President of Logic Products, he served for ten years as vice president and director of Motorola Semiconductor's Advanced Technologies Division and Military products Operation to. Prior to that, he held various management positions at Texas Instruments.

     Izak Bencuya, Senior Vice President and General Manager, Discrete Power and Signal Technologies Group. Mr. Bencuya has been Senior Vice President and General Manager, Discrete Power and Signal Technologies Group, since February 2000. Mr. Bencuya has worked in the semiconductor industry and electronics field for 24 years. Prior to his current assignment, Mr. Bencuya spent six years as Director of Power MOSFET Products. Mr. Bencuya also worked at GTE Laboratories and Siliconix in various research and management roles.

     Ernesto M. D'Escoubet, Senior Vice President, Technology and Quality. Mr. D'Escoubet has been Senior Vice President, Technology and Quality, since February 2000. Mr. D'Escoubet has over 30 years of experience in the semiconductor industry. Prior to assuming his current role, Mr. D'Escoubet spent eight years as Vice President of Operations for the Interface and Logic Group. Prior to that, he held various management positions at National Semiconductor, Solid State Scientific and Harris Corporation.

     John M. Watkins, Jr. Senior Vice President, Chief Information Officer. Mr. Watkins joined our company in March 2000. Prior to joining our company, Mr. Watkins spent five years as Chief Information Officer of Pratt and Whitney. Prior to that, Mr. Watkins retired as a General after eleven years in the United States Army. His most recent assignment was as Director of the Defense Information Systems Agency in Washington D.C.

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

STATEMENT REGARDING THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Some information in this Annual Report on Form 10-K, including but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, may constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as, "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section of Item 1 of this Annual Report set forth below. Such risks and uncertainties could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such information.

RISK FACTORS

     Our business is subject to the following risks.

WE ARE A LEVERAGED COMPANY WITH A DEBT TO EQUITY RATIO OF 1.6 TO 1.0, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO GROW AND COMPETE.

     After giving effect to our follow-on public stock offering in January 2000, and the application of the proceeds of that offering, as of December 26, 1999, we would have had total indebtedness of $718.6 million, stockholders' equity of $452.9 million and a ratio of debt to equity of 1.6 to 1.0. In addition, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, which would increase our leverage.

     Our substantial indebtedness:

     - would have required us to dedicate approximately $42.1 million of our cash flow to interest payments on our indebtedness in Stub Year 1999, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

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

     Interest expense for Stub Year 1999 was $56.2 million. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to us under the senior credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, because our senior credit facilities, which represented approximately 16.5% of our indebtedness as of December 26, 1999, have variable interest rates, the cost of those borrowings will increase if market interest rates increase. If we are unable to service our indebtedness, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity.

     See " -- Cyclical Industry" and "Management's Discussion and Analysis of Financial Condition and Results of Operations " below.

OUR DEBT INSTRUMENTS MAY RESTRICT OR PROHIBIT OUR ABILITY TO ENGAGE IN OR ENTER INTO BUSINESS, OPERATING AND FINANCING ARRANGEMENTS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO TAKE ADVANTAGE OF POTENTIALLY PROFITABLE BUSINESS OPPORTUNITIES.

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

AS A HOLDING COMPANY, WE ARE TOTALLY DEPENDENT ON DIVIDENDS FROM OUR OPERATING SUBSIDIARIES TO PAY DIVIDENDS.

     We expect our subsidiaries to retain substantially all of their earnings to meet their own obligations. As a result, and because our subsidiary, Fairchild Semiconductor Corporation, is prohibited by terms in its debt instruments from making payments to us, it is unlikely that we will be able to make dividend payments in the near future. We are a holding company with no business operations, and our only significant asset is the outstanding capital stock of our subsidiaries. We will rely on payments from our subsidiaries to meet our future obligations. Absent such payments, we will not be able to pay cash dividends on our Class A Common Stock. We currently expect that the earnings and cash flow of our subsidiaries will be retained and used by them in their operations, including by Fairchild Semiconductor Corporation to service its debt obligations. Even if we decided to pay a dividend on or make a distribution in respect of our Class A Common Stock, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend or distribute funds to us or that applicable state law and contractual restrictions, including restrictions in Fairchild Semiconductor Corporation's debt instruments, will permit such dividends or distributions.

DOWNTURNS IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY OR CHANGES IN END USER MARKET DEMANDS COULD REDUCE THE VALUE OF OUR BUSINESS.

     The semiconductor industry is highly cyclical and the value of our business may decline during the "down" portion of these cycles. During the latter half of Fiscal 1998 and most of Fiscal 1999, we, as well as many others in our industry, experienced significant declines in the pricing of our products as customers reduced demand forecasts and manufacturers reduced prices to keep capacity utilization high. We believe these trends were due primarily to the Asian financial crisis and excess personal computer inventories. Although markets for semiconductors have improved, we cannot assure you that they will continue to improve or that our markets will not experience renewed, possibly more severe and prolonged, downturns in the future. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, price competition for orders and the costs associated with the introduction of new products. The markets for our products depend on continued demand for personal computer, industrial, telecommunications, consumer electronics and automotive goods, and these end user markets may experience changes in demand that will adversely affect our prospects.

NEW TECHNOLOGIES COULD RESULT IN THE DEVELOPMENT OF NEW PRODUCTS AND A DECREASE IN DEMAND FOR OUR PRODUCTS, AND WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS TO SATISFY CHANGES IN CONSUMER DEMANDS.

     Our failure to develop new technologies, or react to changes in existing technologies, could materially delay our development of new products, which could result in decreased revenues and a loss of market share to our competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. For example, because we do not have a Flash Memory product which is becoming a more significant product in the memory market, our revenues from the memory segment of our business have decreased. We cannot assure you that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner, or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technologies in our product markets could have a material adverse effect on our competitive position within the industry.

THE SEMICONDUCTOR BUSINESS IS VERY COMPETITIVE AND INCREASED COMPETITION COULD REDUCE THE VALUE OF AN INVESTMENT IN OUR COMPANY.

     The semiconductor industry, and the multi-market semiconductor product markets in particular, is highly competitive. Competition is based on price, product performance, quality, reliability and customer service. In addition, even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus are better able to pursue acquisition candidates and can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

BECAUSE THE POWER DEVICE BUSINESS PREVIOUSLY OPERATED AS A DIVISION OF SAMSUNG ELECTRONICS, THE COSTS OF OPERATING THIS BUSINESS AS AN INDEPENDENT ENTITY MAY BE SIGNIFICANTLY GREATER THAN INITIALLY ESTIMATED.

     The operation of the power device business as an independent entity may result in our incurring operating costs and expenses significantly greater than we anticipated prior to the acquisition of the power device business. Prior to our purchase, the power device business was operated as a division of Samsung Electronics. During 1998, the power device business incurred costs for research and development, sales and marketing and general and administrative activities. These costs represent expenses incurred directly by the power device business and charges allocated to it by Samsung Electronics. The power device business now obtains many of these services on an arm's length basis. However, to provide these services for a transition period after the acquisition of the power device business, we entered into a Transitional Services Agreement with Samsung Electronics under which the power device business continues to obtain a number of these services. We cannot assure you that upon termination of the Transitional Services Agreement, we will be able to obtain similar services on comparable terms.

WE ENTERED INTO A NUMBER OF LONG-TERM SUPPLY AND SUPPORT CONTRACTS WITH SAMSUNG ELECTRONICS IN CONNECTION WITH THE ACQUISITION OF THE POWER DEVICE BUSINESS, AND ANY DECREASE IN THE PURCHASE REQUIREMENTS OF SAMSUNG ELECTRONICS OR THE INABILITY OF SAMSUNG ELECTRONICS TO MEET ITS CONTRACTUAL OBLIGATIONS COULD SUBSTANTIALLY REDUCE THE FINANCIAL PERFORMANCE OF OUR KOREAN SUBSIDIARY.

     As a result of the acquisition of the power device business, we have numerous arrangements with Samsung Electronics, including arrangements relating to product sales, designation as a vendor to affiliated Samsung companies and other services. Any material adverse change in the purchase requirements of Samsung Electronics, in its ability to supply the agreed-upon services or in its ability to fulfill its other obligations could have a material adverse effect on our Korean subsidiary. Although historically the power device business generated significant revenues from the sale of products to affiliated Samsung companies, we cannot assure you that we will be able to sell any products to affiliated Samsung companies or that the designation of the power device business as a vendor to those affiliated Samsung companies will generate any revenues for our company. Furthermore, under the Korean Fair Trade Law, the Korean Fair Trade Commission may issue an order requiring a change in the terms and conditions of the agreements between us and Samsung Electronics if it concludes that Samsung Electronics has provided us with undue support or discriminated against our competitors.

THE POWER DEVICE BUSINESS SUBJECTS OUR COMPANY TO RISKS INHERENT IN DOING BUSINESS IN KOREA, INCLUDING LABOR RISK, POLITICAL RISK AND CURRENCY RISK.

     As a result of the acquisition of the power device business, we have significant operations in South Korea and are subject to risks associated with doing business in that country.

     - In addition to other risks relating to international operations, some businesses in South Korea are subject to labor unrest. Also, relations between South Korea and North Korea have been tense over most of South Korea's history. Events involving, among other things, North Korea's refusal to comply with the Nuclear Non-Proliferation Treaty and several naval confrontations, have caused the level of tension between the two countries to increase. We cannot assure you as to whether or when this situation will be resolved or change abruptly as a result of current or future events. An adverse change in economic or political conditions in South Korea or in its relations with North Korea could have a material adverse effect on our Korean subsidiary.

     - The power device business' sales are denominated primarily in U.S. Dollars while a significant portion of its costs of goods sold and its operating expenses are denominated in South Korean Won. Although we have taken steps to fix the costs subject to currency fluctuations and to balance U.S. Dollar vs. Won costs, a significant decrease in the value of the U.S. Dollar relative to the Won could have a material adverse effect on our financial performance and results of operations.

A CHANGE IN FOREIGN TAX LAWS OR A DIFFERENCE IN THE CONSTRUCTION OF CURRENT FOREIGN TAX LAWS BY RELEVANT FOREIGN AUTHORITIES COULD RESULT IN OUR NOT RECOGNIZING THE BENEFITS WE ANTICIPATED IN CONNECTION WITH THE TRANSACTION STRUCTURE USED TO CONSUMMATE THE ACQUISITION OF THE POWER DEVICE BUSINESS.

     The transaction structure we utilized for the acquisition of the power device business is based on assumptions about the various tax laws, including withholding tax, and other relevant laws of foreign jurisdictions. In addition, Fairchild Korea has been granted a ten year tax holiday. The first seven years are tax-free, followed by three years of income taxes at 50% of the statutory rate. If our assumptions about tax and other relevant laws are incorrect, or if foreign taxing jurisdictions were to change or modify the relevant laws, or if Fairchild Korea were to lose its tax holiday, we could suffer adverse tax and other financial consequences or lose the benefits anticipated from our transaction structure.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO RISKS NOT FACED BY DOMESTIC COMPETITORS.

     We may not be successful in overcoming the risks related to or arising from operating in international markets. We maintain significant operations in Cebu, the Philippines, Penang, Malaysia and in South Korea. The following are risks inherent in doing business on an international level:

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

     We have several arrangements with National Semiconductor relating to the provision of our services and the sale of our products. Any material adverse change in the arrangements, such as National Semiconductor's ability to provide the agreed-upon services or its ability to fulfill its other obligations, could have a material adverse effect on us. In addition, any material adverse change in the purchase requirements of National Semiconductor under the foundry services agreement, or failure to continue making purchases after expiration of the agreement on June 11, 2000, could adversely affect our factory utilization and profitability.

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

OUR FAILURE TO OBTAIN OR MAINTAIN THE RIGHT TO USE CERTAIN TECHNOLOGIES MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

     Our future success and competitive position depend in part upon our ability to obtain or maintain certain proprietary technologies used in our principal products, which is achieved in part by defending claims by our competitors of intellectual property infringement. We are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the intellectual property rights of others. See "Legal Proceedings" below. Our involvement in existing and future intellectual property litigation could result in significant expense to us, adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

ITEM 2.  PROPERTIES

     In the United States, our corporate headquarters as well as the headquarters and wafer fabrication operations of the Interface and Logic Products Group are currently located in approximately 240,000 square feet of space in properties that we own in South Portland, Maine. On August 6, 1999 we entered into a lease to occupy approximately 120,000 square feet of space at a new location in South Portland, Maine. This facility will serve as our new worldwide corporate headquarters and also provide additional space for the Interface and Logic Products Group, and is expected to be occupied in the spring of 2000. Additional manufacturing, warehouse and office facilities are housed in approximately 300,000 square feet of space in properties that we own in Salt Lake City, Utah. Additional office space is located in leased facilities in South Portland, Maine, Sunnyvale, California and San Diego, California.

     Fairchild International transferred its analog wafer fabrication capability from its Mountain View, California facility to its South Portland, Maine facility. On April 23, 1999, Fairchild International sold its Mountain View property for approximately $35.7 million. The sale price was subject to (1) a $3.5 million holdback which was paid to Fairchild International in February 2000; and (2) a $500,000 deposit which was placed into an escrow account and will be released to Fairchild International upon the demolition of the existing structures on the Mountain View property. In connection with the sale of the Mountain View property, Fairchild International entered into an agreement to lease back the property. We pay monthly rent of $125,000 under the lease, which expires on December 31, 2000.

     In Asia, we own or lease approximately 397,000 square feet, 170,000 square feet and 766,000 square feet of manufacturing, office and warehouse space in Penang, Malaysia, Cebu, the Philippines and Puchon, South Korea, respectively. Leases affecting the Penang and Cebu facilities are generally in the form of long-term ground leases, with Fairchild International owning improvements on the land. The initial terms of these leases will expire beginning in 2014. In some cases Fairchild International has the option to renew the lease term, while in others Fairchild International has the option to purchase the leased premises. We lease additional warehouse space in Singapore.

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

ITEM 3.  LEGAL PROCEEDINGS

     On November 2, 1999, our principal operating subsidiary, Fairchild Semiconductor Corporation, was named as a defendant in a patent infringement lawsuit filed by Siliconix Incorporated in the United States District Court for the Northern District of California. The complaint filed in the suit alleges that some of our products infringe two Siliconix patents and claims an unspecified amount of damages. We intend to contest these claims vigorously.

     On December 22, 1999, we, Fairchild Semiconductor Corporation and Fairchild Korea Semiconductor Ltd. were named as defendants in a patent infringement lawsuit filed by IXYS Corporation in the United States District Court for the Northern District of California. The complaint filed in the lawsuit alleges that one or more of our products infringe one IXYS patent and claims an unspecified amount of damages. We believe these claims are subject to indemnification by Samsung Electronics under the patent indemnification provisions of the Business Transfer Agreement with Samsung Electronics. We intend to contest these claims vigorously.

     In addition to the above proceedings, from time to time we are involved in other legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the period beginning November 29, 1999 and ending on December 26, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information appearing under the caption "Market for Common Equity and Related Stockholder Matters" on page 59 of the Stub Year 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information appearing under the caption "Selected Financial Data" on page 14 of the Stub Year 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 to 30 of the Stub Year 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 28 of the Stub Year 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, related notes and independent auditors' report appearing on pages 31 to 59 of the Stub Year 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors set forth under the caption "Proposal 1 -- Election of Directors" appearing in Fairchild International's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 26, 1999 (the "2000 Proxy Statement"), is incorporated herein by reference.

     The information regarding executive officers set forth under the caption "Executive Officers of Fairchild International" in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN HOLDERS AND MANAGEMENT

     The information set forth under the caption "Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements. The following financial statements are included in Fairchild International's Stub Year 1999 Annual Report to Stockholders and are incorporated herein by reference.

     Consolidated Balance Sheets as of December 26, 1999 and May 30, 1999

     Consolidated Statements of Operations for the seven months ended December 26, 1999 and for the fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997.

     Consolidated Statements of Stockholders' Equity (Deficit) for the seven months ended December 26, 1999 and for the fiscal years ended May 30, 1999, May 31, 1998 and May 25, 1997.

     Consolidated Statements of Cash Flows for the seven months ended December 26, 1999 and for the fiscal years ended May 30, 1999 and May 31, 1998.

     Notes to Consolidated Financial Statements.

     Independent Auditors' Report.

         (2) FINANCIAL STATEMENT SCHEDULES. Financial statement schedules are listed under Item 14(c) in this Annual Report.

         (3) LIST OF EXHIBITS. See the Exhibit Index beginning on page 24 in this Annual Report.

     (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the Company during the period beginning November 29, 1999 and ending on December 26, 1999.

     (c)FINANCIAL STATEMENT SCHEDULES.
       SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
Fairchild Semiconductor International, Inc.

Under date of January 21, 2000, except as to Note 21, which is as of January 25, 2000, we reported on the consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 26, 1999 and May 30, 1999, the related consolidated statements of operations and stockholders' equity (deficit) for the seven months ended December 26, 1999 and for each of the years in the three-year period ended May 30, 1999, and the related consolidated statements of cash flows for the seven months ended December 26, 1999 and for the years ended May 30, 1999 and May 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(c). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Boston, Massachusetts
January 21, 2000

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS.

                                                                            DEFERRED TAX
                                                             RETURNS AND      VALUATION
                                                             ALLOWANCES       ALLOWANCE      TOTAL
                                                             -----------    -------------    ------
                                                                            (IN MILLIONS)
Balances at May 26, 1996...................................    $   --           $  --        $   --

Charged to costs and expenses..............................       3.1              --           3.1
Charged to other accounts..................................      12.8(1)         30.7(1)       43.5
                                                               ------           -----        ------

Balances at May 25, 1997...................................      15.9            30.7          46.6
Charged to costs and expenses..............................      41.8              --          41.8
Deductions.................................................     (45.5)             --         (45.5)
Charged to other accounts..................................       2.0(2)           --           2.0
                                                               ------           -----        ------

Balances at May 31, 1998...................................      14.2            30.7          44.9
Charged to costs and expenses..............................      29.8            32.0          61.8
Deductions.................................................     (34.9)             --         (34.9)
Charged to other accounts..................................       0.1(2)           --           0.1
                                                               ------           -----        ------

Balances at May 30, 1999...................................       9.2            62.7          71.9
Charged to costs and expenses..............................      20.4            17.6          38.0
Deductions.................................................     (15.9)             --         (15.9)
                                                               ------           -----        ------
Balances at December 26, 1999..............................    $ 13.7           $80.3        $ 94.0
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

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
   2.01   Agreement and Plan of Recapitalization dated January 24,
          1997 between Sterling and National Semiconductor(1)
   2.02   Asset Purchase Agreement dated as of March 11, 1997 between
          Fairchild Semiconductor and National Semiconductor(1)
   2.03   Acquisition Agreement dated November 25, 1997 between
          Fairchild Semiconductor Corporation and Raytheon Company(2)
   2.04   Amendment No. 1 to Acquisition Agreement dated December 29,
          1997 between Fairchild Semiconductor Corporation and
          Raytheon Company(2)
   2.05   Business Transfer Agreement dated December 20, 1998 between
          Samsung Electronics and Fairchild Semiconductor
          Corporation(3)
   2.06   Closing Agreement dated April 13, 1999 among Samsung
          Electronics, Fairchild Korea Semiconductor Ltd. and
          Fairchild Semiconductor Corporation(3)
   3.01   Restated Certificate of Incorporation of Fairchild
          International(7)
   3.02   Bylaws of Fairchild International(10)
   4.01   Indenture dated April 7, 1999 among Fairchild Semiconductor
          Corporation, Fairchild International, as Guarantor,
          Fairchild Semiconductor Corporation of California, as
          Guarantor, and the United States Trust Company of New
          York(5)
   4.02   Form of 10 3/8% Senior Subordinated Notes Due 2007 (included in Exhibit 4.01)
   4.03   Registration Rights Agreement dated March 11, 1997 among
          Fairchild International, Sterling, National Semiconductor
          and certain investors(5)
   4.04   Amendment to Securities Purchase and Holders Agreement dated
          May 29, 1998(8)
   4.05   Securities Purchase and Holders Agreement dated as of March
          11, 1997 among Fairchild International, Sterling, National
          Semiconductor and Management Investors(5)
  10.01   Indenture dated as of March 11, 1997 among Fairchild
          Semiconductor Corporation, Fairchild International, as
          Guarantor and United States Trust Company of New York, as
          Trustee relating to Fairchild's 10 1/8% Senior Subordinated
          Notes(1)
  10.02   Form of 10 1/8% Senior Subordinated Notes Due 2007 (included in Exhibit 10.01)
  10.03   Technology Licensing and Transfer Agreement dated March 11,
          1997 between National Semiconductor and Fairchild
          Semiconductor Corporation(6)
  10.04   Transition Services Agreement dated March 11, 1997 between
          National Semiconductor and Fairchild Semiconductor
          Corporation(1)
  10.05   Fairchild Foundry Services Agreement dated March 11, 1997
          between National Semiconductor and Fairchild Semiconductor
          Corporation(6)
  10.06   Revenue Side Letter dated March 11, 1997 between National
          Semiconductor and Fairchild Semiconductor Corporation(6)
  10.07   Fairchild Assembly Services Agreement dated March 11, 1997 between National Semiconductor and Fairchild Semiconductor
          Corporation(6)
  10.08   National Foundry Services Agreement dated March 11, 1997
          between National Semiconductor and Fairchild Semiconductor
          Corporation(6)
  10.09   National Assembly Services Agreement dated March 11, 1997
          between National Semiconductor and Fairchild Semiconductor
          Corporation(6)
  10.10   Mil/Aero Wafer and Services Agreement dated March 11, 1997 between National Semiconductor and Fairchild Semiconductor
          Corporation(6)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  10.11   Shared Services Agreement (South Portland) dated March 11,
          1997 between National Semiconductor and Fairchild
          Semiconductor Corporation(6)
  10.12   Corporate Agreement dated February 20, 1992 between Torex
          Semiconductor Ltd. and National Semiconductor(6)
  10.13   Assembly/Test Subcontract Agreement dated August 13, 1998
          between NS Electronics Bangkok (1993) Ltd. and Fairchild
          Semiconductor Corporation(7)
  10.14   Supply Agreement dated January 20, 1996 between National
          Semiconductor and Dynacraft Industries Sdn. Bhd.(6)
  10.15   Licensing and Manufacturing Agreement dated April 27, 1990 between National Semiconductor and Waferscale Integration,
          Inc.(6)
  10.16   Qualified Titles Corresponding to Registry Title Nos. 19, 44
          and 3400-Mk 12 from the State of Penang, Malaysia and
          corresponding Sale and Purchase Agreements, each dated March
          11, 1997, between National Semiconductor Sdn. Bhd. and
          Fairchild Semiconductor Sdn. Bhd.(1)
  10.17   Lease Agreement dated October 10, 1979 between Export
          Processing Zone Authority and Fairchild Semiconductor (Hong
          Kong) Limited, and Supplemental Agreements thereto dated May
          1, 1982; December 12, 1983; August 17, 1984; March 10, 1987;
          February 16, 1990; August 25, 1994; May 29, 1995; June 7,
          1995; November 9, 1995; and October 24, 1996(1)
  10.18   Shared Facilities Agreement (South Portland) dated March 11,
          1997 between National Semiconductor and Fairchild
          Semiconductor Corporation(1)
  10.19   Environmental Side Letter dated March 11, 1997 between
          National Semiconductor and Fairchild Semiconductor
          Corporation(1)
  10.20   Fairchild Benefit Restoration Plan(1)
  10.21   Fairchild Incentive Plan(1)
  10.22   FSC Semiconductor Corporation Executive Officer Incentive
          Plan(1)
  10.23   Fairchild Semiconductor International, Inc. Amended and
          Restated Stock Option Plan(11)
  10.24   Employment Agreement dated March 11, 1997 among Fairchild
          Semiconductor Corporation, Fairchild International, Sterling
          and Kirk P. Pond(1)
  10.25   Employment Agreement dated March 11, 1997 among Fairchild
          Semiconductor Corporation, Fairchild International, Sterling
          and Joseph R. Martin(1)
  10.26   Form of Promissory Note between Fairchild Semiconductor
          Corporation and Management Investors dated June 3, 1998(7)
  10.27   Transitional Services Agreement dated April 13, 1999 between
          Samsung Electronics and Fairchild Korea Semiconductor
          Ltd.(5)
  10.28   Product Supply Agreement dated April 13, 1999 between
          Samsung Electronics and Fairchild Korea Semiconductor
          Ltd.(5)
  10.29   Foundry Sale Agreement dated April 13, 1999 between Samsung
          Electronics and Fairchild Korea Semiconductor Ltd.(5)
  10.30   Intellectual Property License Agreement dated April 13, 1999
          Between Samsung Electronics and Fairchild Korea
          Semiconductor Ltd.(5)
  10.31   Trademark License Agreement dated April 13, 1999 between
          Samsung Electronics and Fairchild Korea Semiconductor
          Ltd.(5)
  10.32   Assembly and Test Services Agreement (Onyang) dated April
          13, 1999 between Samsung Electronics and Fairchild Korea
          Semiconductor Ltd.(5)
  10.33   Assembly and Test Services Agreement (Suzhou) dated April
          13, 1999 between SESS Electronics Suzhou Semiconductor Co.,
          Ltd. and Fairchild Korea Semiconductor Ltd.(5)

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  10.34   EPI Services Agreement dated April 13, 1999 between Samsung
          Electronics and Fairchild Korea Semiconductor Ltd.(5)
  10.35   Photo Mask Supply Agreement dated April 13, 1999 between
          Samsung Electronics and Fairchild Korea Semiconductor
          Ltd.(5)
  10.36   Credit Agreement dated April 14, 1999 among Fairchild
          Semiconductor Corporation, Fairchild International, certain
          Lenders named within the Credit Agreement, Credit Suisse
          First Boston Corporation, Salomon Brothers Holding Company,
          Inc., ABN Amro Bank NV and Fleet National Bank(5)
  10.37   Employment Agreement dated March 28, 1999 between Fairchild
          International and Deok-Jung Kim(5)
  10.38   Employment Agreement dated as of April 23, 1999 between
          Fairchild Semiconductor Corporation and Kyoung-Soo Kim(5)
  10.39   Sublease Agreement dated April 23, 1999 between Veritas
          Software Corporation and Fairchild Semiconductor Corporation
          of California(5)
  10.40   Fairchild Executive Incentive Plan, as amended and restated, effective June 1, 1998(5)
  10.41   Intellectual Property Assignment and License Agreement dated
          December 29, 1997 between Raytheon Semiconductor, Inc. and
          Raytheon Company(3)
  13.01   Stub year 1999 Annual Report to Stockholders (which is not deemed to be "filed" except to the extent that portions
          thereof are expressly incorporated by reference in this
          Annual Report on Form 10-K)
  21.01   Subsidiaries of Fairchild International(9)
  23.01   Consent of KPMG LLP
  27.01   Financial Data Schedule

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

 (2) Incorporated by reference from Fairchild International's Current Report on Form 8-K dated December 31, 1997, filed January 13, 1998.

 (3) Incorporated by reference from Fairchild International's Current Report on Form 8-K dated April 13, 1999, filed April 27, 1999.

 (4) Incorporated by reference from Fairchild International's Registration Statement on Form S-8 filed July 7, 1998 (File No. 333-58603).

 (5) Incorporated by reference from Amendment No. 1 to Fairchild International's Registration Statement on Form S-1 dated, filed June 30, 1999 (File No. 333-78557).

 (6) Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation's Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).

 (7) Incorporated by reference from Fairchild International's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, filed August 27, 1998.

 (8) Incorporated by reference from Fairchild International's Quarterly Report on Form 10-Q for the quarterly period ended March 1, 1998, filed April 13, 1998.

 (9) Incorporated by reference from Fairchild International's Registration Statement on Form S-1, filed May 14, 1999 (file No. 333-78557).

(10) Incorporated by reference from Fairchild International's Registration Statement on Form S-4 (File No. 333-33082), filed March 23, 2000.

(11) Incorporated by reference from Fairchild International's Annual Report on Form 10-K for the fiscal year ended May 30, 1999, filed August 27, 1999.

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

Date:  March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                    --------------------------------------  --------------
/s/ KIRK P. POND                               Chairman of the Board of Directors,     March 24, 2000
---------------------------------------------  President and Chief Executive Officer
Kirk P. Pond                                   (Principal Executive Officer)

/s/ JOSEPH R. MARTIN                           Executive Vice President, Chief         March 24, 2000
---------------------------------------------  Financial Officer and Director
Joseph R. Martin                               (Principal Financial Officer)

/s/ DAVID A. HENRY                             Vice President, Corporate Controller    March 24, 2000
---------------------------------------------  (Principal Accounting Officer)
David A. Henry

/s/ WILLIAM N. STOUT                           Director                                March 24, 2000
---------------------------------------------
William N. Stout

                                               Director
---------------------------------------------
Richard M. Cashin, Jr.

                                               Director
---------------------------------------------
Paul C. Schorr, IV

/s/ RONALD W. SHELLY                           Director                                March 24, 2000
---------------------------------------------
Ronald W. Shelly