Form 10-Q
period 2000-04-02
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2000-05-16
CIK 1036960

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

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

                              82 RUNNING HILL ROAD
                          SOUTH PORTLAND, MAINE 04106
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

     The number of shares outstanding of the issuer's classes of common stock as of the close of business on April 30, 2000:

               TITLE OF EACH CLASS                              NUMBER OF SHARES
               -------------------                              ----------------
  Class A Common Stock, par value $.01 per share                   79,369,716
  Class B Common Stock, par value $.01 per share                   17,281,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                      PAGE
                                                                      ----
PART I. FINANCIAL INFORMATION
Item
  1.    Financial Statements
        Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended April 2, 2000 and March 28,
          1999......................................................    2
        Condensed Consolidated Balance Sheets as of April 2, 2000
          (Unaudited) and December 26, 1999.........................    3
        Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended April 2, 2000 and March 28,
          1999......................................................    4
        Notes to Condensed Consolidated Financial Statements
          (Unaudited)...............................................    5
Item
  2.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................    9
Item
  3.    Quantitative and Qualitative Disclosures about Market
          Risk......................................................   14
PART II. OTHER INFORMATION
Item
  1.    Legal Proceedings...........................................   15
Item
  6.    Exhibits and Reports on Form 8-K............................   15
SIGNATURE...........................................................   16

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              APRIL 2,    MARCH 28,
                                                                2000        1999
                                                              --------    ---------
Revenue:
  Net sales -- trade........................................   $368.9      $152.4
  Contract manufacturing....................................     32.8        24.9
                                                               ------      ------
     Total revenue..........................................    401.7       177.3
Operating expenses:
  Cost of sales -- trade....................................    244.5       115.6
  Cost of contract manufacturing............................     20.0        18.1
  Research and development..................................     17.8         9.5
  Selling, general and administrative.......................     53.4        23.3
  Restructuring and impairments.............................     (5.6)        2.7
                                                               ------      ------
     Total operating expenses...............................    330.1       169.2
                                                               ------      ------
Operating income............................................     71.6         8.1
Interest expense............................................     20.8        15.4
Interest income.............................................      4.0          --
                                                               ------      ------
Income (loss) before income taxes...........................     54.8        (7.3)
Provision (benefit) for income taxes........................      4.8        (0.6)
                                                               ------      ------
Net income (loss)...........................................   $ 50.0      $ (6.7)
                                                               ======      ======
Net income (loss) applicable to common stockholders.........   $ 50.0      $ (9.3)
                                                               ======      ======
Net income (loss) per common share:
  Basic.....................................................   $ 0.53      $(0.15)
                                                               ======      ======
  Diluted...................................................   $ 0.51      $(0.15)
                                                               ======      ======
Weighted average common shares:
  Basic.....................................................     94.2        63.0
                                                               ======      ======
  Diluted...................................................     98.7        63.0
                                                               ======      ======

     See accompanying notes to condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                               APRIL 2,      DECEMBER 26,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  385.0        $  138.7
  Receivables, net..........................................      155.5           140.3
  Inventories...............................................      171.0           166.3
  Other current assets......................................       16.5            13.7
                                                               --------        --------
     Total current assets...................................      728.0           459.0
Property, plant and equipment, net..........................      387.3           375.8
Intangible assets, net......................................      253.0           261.4
Other assets................................................       41.4            41.4
                                                               --------        --------
     Total assets...........................................   $1,409.7        $1,137.6
                                                               ========        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $    1.4        $    1.4
  Accounts payable..........................................       96.9           109.3
  Accrued expenses and other current liabilities............       87.8            94.5
                                                               --------        --------
     Total current liabilities..............................      186.1           205.2
Long-term debt, less current portion........................      716.4           717.2
Other liabilities...........................................        2.1             2.0
                                                               --------        --------
     Total liabilities......................................      904.6           924.4
Commitments and contingencies
Stockholders' equity:
  Class A common stock......................................        0.7             0.6
  Class B common stock......................................        0.3             0.3
  Additional paid-in capital................................      691.4           449.5
  Accumulated deficit.......................................     (181.4)         (231.3)
  Less treasury stock at cost...............................       (5.9)           (5.9)
                                                               --------        --------
     Total stockholders' equity.............................      505.1           213.2
                                                               --------        --------
     Total liabilities and stockholders' equity.............   $1,409.7        $1,137.6
                                                               ========        ========

     See accompanying notes to condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN MILLIONS) (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              APRIL 2,    MARCH 28,
                                                                2000        1999
                                                              --------    ---------
Cash flows from operating activities:
Net income (loss)...........................................   $ 50.0      $ (6.7)
  Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
  Depreciation and amortization.............................     37.5        24.6
  Amortization of deferred compensation.....................      0.9         0.1
  Restructuring (gains) charges, net of cash expended.......     (2.1)        1.3
  Non-cash interest expense.................................      1.0         3.3
  Loss on disposal of property, plant and equipment.........      0.8         0.3
  Deferred income taxes.....................................     (0.1)        2.4
Changes in operating assets and liabilities, net:
  Receivables...............................................    (15.2)      (13.6)
  Inventories...............................................     (4.7)       (2.5)
  Other current assets......................................     (2.8)       (1.9)
  Current liabilities.......................................    (19.4)       (9.8)
  Other assets and liabilities..............................     (1.6)       (0.5)
                                                               ------      ------
     Cash provided by (used in) operating activities........     44.3        (3.0)
                                                               ------      ------
Cash flows from investing activities:
  Capital expenditures......................................    (37.6)      (11.5)
  Purchase of molds and tooling.............................     (0.6)       (1.3)
                                                               ------      ------
     Cash used in investing activities......................    (38.2)      (12.8)
                                                               ------      ------
Cash flows from financing activities:
  Proceeds from revolving credit facility, net..............       --        20.2
  Repayment of long-term debt...............................     (0.8)       (3.1)
  Proceeds from issuance of common stock, net...............    240.0          --
  Proceeds from exercise of stock options...................      1.0          --
                                                               ------      ------
     Cash provided by financing activities..................    240.2        17.1
                                                               ------      ------
Net change in cash and cash equivalents.....................    246.3         1.3
Cash and cash equivalents at beginning of period............    138.7         3.2
                                                               ------      ------
Cash and cash equivalents at end of period..................   $385.0      $  4.5
                                                               ======      ======

     See accompanying notes to condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The Condensed Consolidated Balance Sheets of Fairchild Semiconductor International, Inc. (the "Company") as of April 2, 2000 and December 26, 1999 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended April 2, 2000 and March 28, 1999, were prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations of the Company. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 26, 1999.

     Certain prior period amounts have been reclassified to conform to their current presentation.

NOTE 2 -- INVENTORIES

     The components of inventories are as follows:

                                                              APRIL 2,    DECEMBER 26,
                                                                2000          1999
                                                              --------    ------------
                                                                   (IN MILLIONS)
Raw materials...............................................   $ 19.2        $ 17.1
Work in process.............................................    102.3          99.3
Finished goods..............................................     49.5          49.9
                                                               ------        ------
  Total inventories.........................................   $171.0        $166.3
                                                               ======        ======

NOTE 3 -- COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, however, due to the Company's net loss for the three months ended March 28, 1999, the addition of the 4.3 million common stock options outstanding at that date would have been anti-dilutive and accordingly they have been excluded from the calculation for this period. There were no anti-dilutive common stock options outstanding at April 2, 2000. The net loss used in computing net loss per common share for the three months ended March 28, 1999 has been increased by dividends accrued during the period for the then outstanding redeemable preferred stock, resulting in an increase to the net loss applicable to common stockholders. All of the Company's redeemable preferred stock converted to common stock on August 9, 1999, in connection with the Company's initial public offering. The

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES following table reconciles basic to diluted weighted average shares outstanding and net income (loss) to net income (loss) applicable to common stockholders:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              APRIL 2,    MARCH 28,
                                                                2000        1999
                                                              --------    ---------
                                                                  (IN MILLIONS)
Basic weighted average common shares outstanding............    94.2         63.0
Net effect of dilutive stock options based on the treasury
  stock method using the average market price...............     4.5           --
                                                               -----        -----
Diluted weighted average common shares outstanding..........    98.7         63.0
                                                               =====        =====
Net income (loss)...........................................   $50.0        $(6.7)
Dividends on redeemable preferred stock.....................      --          2.6
                                                               -----        -----
Net income (loss) applicable to common stockholders.........   $50.0        $(9.3)
                                                               =====        =====

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                            THREE MONTHS ENDED
                                                           ---------------------
                                                           APRIL 2,    MARCH 28,
                                                             2000        1999
                                                           --------    ---------
                                                               (IN MILLIONS)
Cash paid for:
  Income taxes...........................................   $ 1.5      $     0.4
                                                            =====      =========
  Interest...............................................   $19.2      $    15.6
                                                            =====      =========

     For the three months ended March 28, 1999, the Company accumulated dividends on its then outstanding redeemable preferred stock of approximately $2.6 million. The accumulated dividends were recorded as an increase to the carrying value of the redeemable preferred stock and accumulated deficit.

NOTE 5 -- SEGMENT INFORMATION

     The Company has determined that its Non-Volatile Memory Division no longer meets the requirements of a reportable segment under SFAS No. 131 and accordingly will report this segment's results as part of the "Other" category for this and future periods. Management has also determined that its contract manufacturing business need not be reported as a separate reportable operating segment and will record its results together with the Non-Volatile Memory Division in the "Other" category. Management evaluates the contract manufacturing business differently than its other operating segments, due in large part to the fact that it is predominantly driven by legal agreements for limited time periods, entered into with the Company's former parent National Semiconductor and Samsung Electronics.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     Selected operating segment financial information for the three months ended April 2, 2000 and March 28, 1999 is as follows:

                                                            THREE MONTHS ENDED
                                                           ---------------------
                                                           APRIL 2,    MARCH 28,
                                                             2000        1999
                                                           --------    ---------
                                                               (IN MILLIONS)
REVENUE:
Analog...................................................   $ 86.5      $ 15.9
Discrete.................................................    174.4        47.5
Interface and Logic......................................     93.5        71.1
Other(1).................................................     47.3        42.8
                                                            ------      ------
  Total..................................................   $401.7      $177.3
                                                            ======      ======
OPERATING INCOME:
Analog...................................................   $  8.9      $ (2.7)
Discrete.................................................     25.8         3.1
Interface and Logic......................................     16.8         7.7
Other(1).................................................     14.5         2.7
Restructuring and impairments............................      5.6        (2.7)
                                                            ------      ------
  Total..................................................   $ 71.6      $  8.1
                                                            ======      ======

---------------
(1) Other includes revenues and operating income from contract manufacturing activities disclosed in the Company's statements of operations. The Company allocates no other costs to its contract manufacturing business other than those separately shown in the statements of operations.

NOTE 6 -- RESTRUCTURING AND IMPAIRMENTS

     During the three months ended April 2, 2000, the Company recorded a pre-tax restructuring gain of approximately $5.6 million. During the first quarter of 2000, the Company re-evaluated and subsequently adjusted its non-cash restructuring accruals based upon final execution of several of its plans. This resulted in a one-time gain of $2.1 million. The Company also recorded a one-time gain of $3.5 million for additional funds received in connection with the sale of its former Mountain View, California facility.

     The following table summarizes the first quarter 2000 activity of the remaining active restructuring plan, which related to the transfer of analog wafer production to South Portland, Maine:

Accrual balance as of December 26, 1999.....................  $ 2.6
  Cash payments.............................................   (1.7)
                                                              -----
Accrual balance as of April 2, 2000.........................  $ 0.9
                                                              =====

     The Company expects that all amounts will be substantially paid by the end of the third quarter of 2000.

NOTE 7 -- FOLLOW-ON OFFERING

     On January 25, 2000, the Company completed a follow-on public offering of 23,500,000 shares of its Class A Common Stock at a price of $33.4375 per share. The underwriting discount was $1.50 per share. The 23,500,000 shares included 6,140,880 newly issued shares sold by the Company and 17,359,120 shares sold by existing stockholders, including all remaining shares owned by National Semiconductor, the Company's former parent. The Company did not receive any proceeds from shares sold by existing stockholders. In addition, the Company sold 1,410,000 shares pursuant to the underwriter's overallotment option. The net

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES proceeds to the Company after the underwriting discount and other related expenses were approximately $240.0 million.

NOTE 8 -- SUBSEQUENT EVENT

     On April 10, 2000, the Company announced an agreement to acquire QT Optoelectronics ("QTO") for approximately $100.0 million, net of debt retained by the seller. The purchase price will be mainly comprised of Fairchild International stock. QTO designs, manufactures and markets LED lamps and displays, infrared components, custom optoelectronics and optocouplers and is the world's largest independent company solely focused on optoelectronics. The transaction, which will be accounted for as a purchase, is expected to be completed by May 28, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS IN THIS REPORT. SEE "OUTLOOK AND BUSINESS RISKS" BELOW.

OVERVIEW

     Fairchild Semiconductor International, Inc. ("Fairchild International"), through its wholly-owned subsidiary Fairchild Semiconductor Corporation (collectively, the "Company"), is a leading designer, manufacturer and supplier of high-performance analog and mixed signal, discrete power and signal technology, interface and logic, and non-volatile memory semiconductors, serving the telecommunications, consumer, industrial, personal systems and automotive markets.

     The Company has changed its fiscal year end from the last Sunday in May to the last Sunday in December. The three months ended April 2, 2000 represents the first reported quarter under the new fiscal year, which will end on December 31, 2000. Below, the Company's discussion compares the current quarter's results to the results of the comparable period in 1999. The current quarter's results include the results of the power device business acquired from Samsung Electronics in April 1999. The comparable period of 1999 excludes the power device business results, as they were only included after the date of acquisition. The table below presents selected financial results for the quarter ended April 2, 2000, reported both with and without the power device business acquired from Samsung Electronics:

                                                         THREE MONTHS ENDED
                                                  ---------------------------------
                                                              EXCLUDING
                                                            POWER DEVICES
                                                  APRIL 2,    APRIL 2,    MARCH 28,
                                                    2000        2000        1999
                                                  --------    --------    ---------
                                                            (IN MILLIONS)
Net sales -- trade..............................   $368.9      $223.8      $152.4
Contract manufacturing..........................     32.8        24.4        24.9
                                                   ------      ------      ------
  Total revenue.................................    401.7       248.2       177.3
Gross profit -- trade...........................    124.4        82.2        36.8
Gross profit -- contract manufacturing..........     12.8         7.9         6.8
Operating income................................     71.6        48.4         8.1

RESULTS OF OPERATIONS

     Fairchild International generated net income of $50.0 million in the first quarter of 2000, compared to a net loss of $6.7 million in the first quarter of 1999. Excluding unusual (gains) charges and amortization of acquisition-related intangibles of $(5.6) million and $8.4 million, respectively, in the first quarter of 2000, and $2.7 million and $0.8 million, respectively, in the first quarter of 1999, net of tax effects, Fairchild International had adjusted net income of $52.6 million for the first quarter of 2000 compared to an adjusted net loss of $3.4 million in the first quarter of 1999. The unusual gains in the first quarter of 2000 represent funds received in connection with the sale of the Company's former Mountain View, California facility ($3.5 million) and the adjustment of restructuring reserves upon final execution of several prior year actions ($2.1 million). Unusual charges in the first quarter of 1999 represent restructuring charges resulting from the transfer of assembly and test activities from the Company's former Mountain View, California facility to its Penang, Malaysia facility. Operating income was $71.6 million in the first quarter of 2000, compared to $8.1 million in the first quarter of 1999. Excluding unusual (gains) charges, operating income was $66.0 million in the first quarter of 2000, compared to $10.8 million in the first quarter of 1999. The increase in operating income is due to the acquisition of the power device business from Samsung Electronics in April 1999 and higher revenues and gross profits for the historical business due to new product introductions and improved business conditions, resulting in higher factory utilization in the first quarter of 2000 as compared to the first quarter 1999.

     All operating segments reported improved operating results in the first quarter of 2000 as compared to the first quarter of 1999. Analog had operating income of $8.9 million in the first quarter of 2000 as compared to a loss of $2.7 million in the first quarter of 1999. This increase in Analog's operating income was due to the addition of the analog power device business acquired from Samsung Electronics and higher revenues and improved gross profits from the Company's historical analog business, driven by the beneficial effect of the first full quarter of wafer production in South Portland, Maine. In the first quarter of 1999, wafer production occurred in the now closed Mountain View, California facility. Discrete had operating income of $25.8 million in the first quarter of 2000 as compared to $3.1 million in the first quarter of 1999. The increase in Discrete operating income resulted from the addition of the discrete power device business acquired from Samsung Electronics and higher revenues and gross profits in the Company's historical discrete business due to higher average selling prices resulting in part from new product revenues and improved factory utilization. Interface and Logic had operating income of $16.8 million in the first quarter of 2000 as compared to operating income of $7.7 million in the first quarter of 1999. The increase in Interface and Logic operating income was due to higher revenues and improved gross profits due to a better sales mix resulting from new product introductions and improved factory utilization.

     Excluding depreciation and amortization of $38.4 million and $24.7 million in the first quarter of 2000 and the first quarter 1999, respectively, and unusual (gains) charges, earnings before interest, taxes, depreciation and amortization ("EBITDA") were $104.4 million in the first quarter of 2000 compared to $35.5 million in the first quarter of 1999. EBITDA is presented because the Company believes that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of the operating performance of Fairchild International, or as an alternative to cash flows as a measure of liquidity.

REVENUES

     Fairchild International's revenues consist of trade sales to unaffiliated customers (91.8% and 86.0% of total revenues in the first quarter of 2000 and the first quarter of 1999, respectively) and revenues from contract manufacturing services provided to National Semiconductor and Samsung Electronics (8.2% and 14.0% of total revenues in the first quarter of 2000 and the first quarter of 1999, respectively).

     Trade sales increased 142.1% to $368.9 million in the first quarter of 2000 compared with $152.4 million in the first quarter of 1999. Trade sales for the first quarter of 2000 include $145.1 million of sales from the power device business. Increases in the Company's historical trade business resulted from higher sales volume reflecting strength in end-markets, particularly communications, and higher average selling prices reflecting an improved sales mix due to new product introductions.

     Analog revenues increased 444.0% to $86.5 million in the first quarter of 2000 from $15.9 million in the first quarter of 1999. The first quarter of 2000 includes $62.5 million of analog revenues from the power device business. The increase in the Company's historical analog business reflects improved business conditions resulting in higher sales volumes. Discrete revenues increased 267.2% to $174.4 million in the first quarter of 2000 compared to $47.5 million in the first quarter of 1999. The first quarter of 2000 includes $82.6 million of discrete revenues from the power device business. The increase in historical Discrete business revenues was across all product lines as both volumes and prices increased over last year. Interface and Logic revenues increased 31.5% to $93.5 million in the first quarter of 2000 from $71.1 million in the first quarter of 1999. Increases in Interface and Logic revenues were volume driven, resulting from strengthening demand and new product introductions.

     Approximately 70.7% of the Company's trade revenues were generated from Analog and Discrete products in the first quarter of 2000.

     Geographically, 24.0%, 14.7%, 41.6% and 19.7% of trade sales were derived from North America, Europe, Asia/Pacific and Korea, respectively, in the first quarter of 2000 as compared to 34.3%, 20.0%, 43.9% and 1.8%, respectively, in the first quarter of 1999. Asia/Pacific region revenues increased 129.3% in the first quarter of 2000 over the first quarter of 1999. The increase in the Asia/Pacific region is due to incremental revenues from the power device business and improved regional economic conditions. Revenues in the Europe region increased 77.5% in the first quarter of 2000 over the first quarter of 1999. The increase in Europe was also due to incremental power device business revenues and improvements in communications, consumer and distribution markets. North America revenues increased 69.2% in the first quarter of 2000 over the first quarter of 1999. The increase in North America resulted from incremental power device business revenues and increased distribution sales and overall improved market conditions.

     Contract manufacturing revenues increased 31.7% to $32.8 million in the first quarter of 2000 compared to $24.9 million in the first quarter of 1999. The increase results from additional contract manufacturing business with Samsung Electronics. Contract manufacturing demand from National Semiconductor was flat for the first quarter of 2000 as compared to the first quarter of 1999.

GROSS PROFIT

     Gross profit increased 214.7% to $137.2 million in the first quarter of 2000 compared to $43.6 million in the first quarter of 1999. As a percentage of trade sales, gross trade profits were 33.7% in the first quarter of 2000 as compared to 24.1% in the first quarter of 1999. The increase in gross trade profit as a percentage of trade sales was due in part to a better sales mix resulting from new product introductions and slightly higher average selling prices, as mentioned above, as well as the favorable effect of increased factory utilization and the full benefit of cost reduction actions undertaken during 1999. Contract manufacturing gross profit increased 88.2% to $12.8 million in the first quarter of 2000 compared to $6.8 million in the first quarter of 1999. The increase in contract manufacturing gross profit is due to incremental business with Samsung Electronics as a result of the acquisition of the power device business.

RESEARCH AND DEVELOPMENT

     Research and development expenses ("R&D") were $17.8 million, or 4.8% of trade sales, in the first quarter of 2000, compared to $9.5 million, or 6.2% of trade sales, in the first quarter of 1999. The increase in R&D expenses was driven by the dedicated R&D costs incurred by the power device business in the first quarter of 2000, which Fairchild International did not incur in the first quarter of 1999. R&D efforts are focused on Fairchild International's growth products (Analog, DMOS power and CMOS logic). R&D expenditures for these growth products were 8.1% and 8.6% of their trade sales in the first quarter of 2000 and the first quarter of 1999, respectively. R&D expenditures for Fairchild International's mature products (Bipolar Logic, Bipolar Discretes and EPROM) were less than 1% of their trade sales for both the first quarter of 2000 and the first quarter of 1999. The decrease in R&D expenditures for growth products as a percentage of trade sales is due to the relatively smaller R&D requirements of the power device business as a percentage of sales.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses were $53.4 million, or 14.5% of trade sales, in the first quarter of 2000, compared to $23.3 million, or 15.3% of trade sales, in the first quarter of 1999. The increase in SG&A expenses was primarily the result of the incremental SG&A expenses of the power device business which Fairchild International did not incur in the first quarter of 1999, including amortization of acquisition-related intangibles, and increased selling expenses for the historical business due to higher sales volume.

RESTRUCTURING AND IMPAIRMENTS

     The Company recorded a pre-tax gain of approximately $5.6 million in the first quarter of 2000. The one-time gain was for additional funds received in connection with the sale of the Company's former Mountain View, California facility ($3.5 million) and the adjustment of restructuring reserves ($2.1 million) based upon final execution of several prior year plans. For the first quarter of 1999, the Company incurred a pre-tax charge of approximately $2.7 million for a restructuring charge taken in connection with the transfer of assembly and test activities from the Company's former Mountain View, California facility to its Penang, Malaysia facility.

INTEREST EXPENSE

     Interest expense was $20.8 million in the first quarter of 2000, compared to $15.4 million in the first quarter of 1999. The increase was principally the result of indebtedness incurred to finance the power device acquisition.

INTEREST INCOME

     Interest income was $4.0 million in the first quarter of 2000. There was no interest income in the first quarter of 1999 due to the Company's relatively low cash balances during that period.

INCOME TAXES

     Income tax expense was $4.8 million for the first quarter of 2000, compared to a tax benefit of $0.6 million in the first quarter of 1999. The effective tax rates for the first quarter of 2000 and the first quarter of 1999 were 8.8% and 8.2%, respectively. In the first quarter of 2000, the tax provision was based on income generated from Fairchild International's foreign operations, excluding Korea where Fairchild International currently benefits from a tax holiday. There was no provision for income taxes in the United States recorded in the first quarter due to the anticipated usage of previously reserved net operating loss carryforwards. The change in the Company's tax provision was due to profits earned in the first quarter of 2000 as compared to a loss in the first quarter of 1999 and Fairchild International's limited ability in 1999 to recognize the future benefit of U.S. net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a borrowing capacity of $100.0 million for working capital and general corporate purposes under the revolving credit facility. No amount was drawn under the revolving credit facility at April 2, 2000.

     The Company's senior credit facilities, 10 1/8% Senior Subordinated Notes and 10 3/8% Senior Subordinated Notes do, and other debt instruments Fairchild International may enter into in the future may, impose various restrictions and covenants on Fairchild International which could potentially limit Fairchild International's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, limitations on borrowing money, and limitations on capital expenditures, among other restrictions. The covenants relating to financial ratios include minimum fixed charge and interest coverage ratios and a maximum leverage ratio. The senior credit facilities also limit our ability to modify our certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. In addition, the senior credit facilities, the 10 1/8% Senior Subordinated Notes and the 10 3/8% Senior Subordinated Notes contain additional restrictions limiting the ability of our subsidiaries to make dividends or advances to Fairchild International. However, our subsidiaries are permitted without material restrictions under our debt instruments to make dividends or advances to Fairchild Semiconductor Corporation. We believe that those funds permitted to be transferred to us, together with existing cash, will be sufficient to meet our cash obligations. Fairchild International expects that its existing cash and available funds from its amended senior credit facilities and funds generated from operations, will be sufficient to meet its anticipated operating requirements and to fund its research and development and capital expenditures for the next twelve months. We intend to invest approximately $255.0 million in 2000 to expand capacity at all of the Company's major manufacturing fabs and assembly/test centers. In the long-term, additional borrowing or equity investment may be required to fund future acquisitions.

     On January 25, 2000, the Company completed a follow-on public offering of 23,500,000 shares of its Class A Common Stock at a price of $33.4375 per share. The underwriting discount was $1.50 per share. The 23,500,000 shares included 6,140,880 newly issued shares sold by the Company and 17,359,120 shares sold by existing stockholders, including all remaining shares owned by National Semiconductor, the Company's former parent. The Company did not receive any proceeds from shares sold by existing stockholders. In addition, the Company sold 1,410,000 shares pursuant to the underwriter's overallotment option. The net proceeds to the Company after the underwriting discount and other related expenses were approximately $240.0 million.

     As of April 2, 2000, the Company's cash and cash equivalents balance was $385.0 million, an increase of $246.3 million from December 26, 1999.

     During the first quarter of 2000, the Company's operations provided $44.3 million in cash compared to a use of $3.0 million of cash in the first quarter of 1999. The increase in cash provided by operating activities reflects an increase in the first quarter of 2000 in net income (loss) adjusted for non-cash items of $62.7 million offset by a decrease in cash flows from changes in operating assets and liabilities of $15.4 million as compared with the first quarter of 1999. Cash used in investing activities during the first quarter of 2000 totaled $38.2 million, compared to $12.8 million in the first quarter of 1999. The difference primarily relates to increased capital expenditures in the first quarter of 2000. Capital expenditures in the first quarter of 2000 were made principally in the Company's wafer fabs and assembly and test facilities, and were part of the Company's 2000 plan to add capacity at all manufacturing locations. Capital expenditures for the balance of 2000 will be made primarily to execute this plan. Cash provided by financing activities of $240.2 million for the first quarter of 2000 was primarily from the issuance of common stock. Cash provided by financing activities of $17.1 million in the first quarter of 1999 was due primarily to proceeds received from the Company's revolving credit line.

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL, EXCLUDING OUR SUBSIDIARIES

     Fairchild International is a holding company, the principal asset of which is the stock of its subsidiary, Fairchild Semiconductor Corporation. Fairchild International on a stand-alone basis had no cash flow from operations in the first quarter of 2000, nor in the first quarter of 1999. Fairchild International on a stand-alone basis has no cash requirements for the next twelve months.

OUTLOOK AND BUSINESS RISKS

     This quarterly report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. For example, the following two paragraphs contain numerous forward-looking statements. All forward-looking statements in this quarterly report are made based on management's current expectations and estimates, which involve risks and uncertainties, including those described in the following paragraph. Among these factors are the following: changes in overall economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors' actions; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Other factors that may affect the company's future operating results are described in Fairchild International's annual report on Form 10-K, under the Risk Factors caption in the Business section. Such risks and uncertainties could cause actual results to be materially different than those in forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in the following paragraphs or elsewhere in this quarterly report. Fairchild International assumes no obligation to update such information.

     Market conditions continued to improve in the first quarter of 2000. Strong bookings, particularly from customers in communications end markets, offset seasonally weak bookings from personal computer manufacturers in the first two months of the quarter. Personal computer bookings rebounded sharply in March. Leadtimes, which lengthened in late 1999 for the industry as a whole, have stabilized. Further significant lengthening of lead-times is not anticipated. Pricing was mostly stable in the first quarter of 2000 as compared to the fourth quarter of 1999. With firming leadtimes, prices are expected to remain stable through the second quarter of 2000. Fairchild International expects that second quarter revenues will increase 5%-6% over first quarter of 2000 and that total 2000 revenues will be approximately 30% higher than pro forma 1999 revenues, which include a full year of power device revenues. Fairchild International expects that margins will continue to improve slowly through 2000 as a result of improved product mix due to continued new product introductions. Potential factors that may preclude us from realizing any or all of these expectations include, but are not limited to, softening of industry-wide demand, renewed industry-wide price competition, failure to execute new product development plans and failure to execute capacity expansion plans.

     During the second quarter of 2000, the manufacturing agreements entered into with National Semiconductor at the time of the Company's recapitalization will expire. For the twelve months ended May 2000, the agreements provide for guaranteed minimum contract manufacturing revenues of $80.0 million. National Semiconductor is currently in compliance with its purchase commitment. Fairchild International has entered into new manufacturing agreements with National Semiconductor, which take effect June 1, 2000. The terms of these agreements are not as favorable as the existing agreements. The agreements do not provide for any minimum annual purchase commitments. Fairchild International expects that revenues from National Semiconductor, which were approximately $24.5 million in the first quarter of 2000, will modestly decline for the remaining quarters of 2000. As a result, contract manufacturing revenues from National Semiconductor are expected to be lower in 2000 than 1999. Fairchild International anticipates that capacity not utilized for contract manufacturing activities in 2000 will be fully absorbed by capacity demands for the Company's power and interface products.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivatives and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

     Fairchild International intends to adopt SFAS No. 133 in 2001. Fairchild International is presently analyzing SFAS No. 133, and has not yet determined its impact on Fairchild International's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild International's annual report on Form 10-K for the year ended December 26, 1999 and under the subheading "Quantitative and Qualitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 28 of Fairchild International's Annual Report to Stockholders for the year ended December 26, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On November 2, 1999, our principal operating subsidiary, Fairchild Semiconductor Corporation, was named as a defendant in a patent infringement lawsuit filed by Siliconix Incorporated in the United States District Court for the Northern District of California. The complaint filed in the suit alleges that some of our products infringe two Siliconix patents and claims an unspecified amount of damages. We are contesting these claims vigorously.

     On December 22, 1999, we, Fairchild Semiconductor Corporation and Fairchild Korea Semiconductor Ltd. were named as defendants in a patent infringement lawsuit filed by IXYS Corporation in the United States District Court for the Northern District of California. These claims were subject to indemnification by Samsung Electronics under the power device business acquisition agreement. Pursuant to a settlement agreement with Samsung Electronics, IXYS has agreed to dismiss the suit and to release each of the defendant companies from all future claims under the IXYS patent claimed to have been infringed.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS

     27  Financial Data Schedule

B) REPORTS ON FORM 8-K

     Fairchild Semiconductor International, Inc. filed no reports on Form 8-K during the quarter ended April 2, 2000.

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

                                          Fairchild Semiconductor International,
                                          Inc.

                                          By:      /s/ DAVID A. HENRY
                                            ------------------------------------
                                                       David A. Henry
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

Date: May 15, 2000