Form 10-Q
period 2000-07-02
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2000-08-16
CIK 1036960

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

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

     The number of shares outstanding of the issuer's classes of common stock as of the close of business on July 31, 2000:

                 TITLE OF EACH CLASS                                 NUMBER OF SHARES
                 -------------------                                 ----------------
   Class A Common Stock, par value $.01 per share                       82,165,412
   Class B Common Stock, par value $.01 per share                       17,281,000

================================================================================

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              ----
PART I. -- FINANCIAL INFORMATION
Item 1.  Financial Statements
       Condensed Consolidated Statements of Operations
        (Unaudited) for the Three and Six Months Ended July
        2, 2000 and June 27, 1999...........................     3
       Condensed Consolidated Balance Sheets as of July 2,
        2000 (Unaudited) and December 26, 1999..............     4
       Condensed Consolidated Statements of Cash Flows
        (Unaudited) for the Six Months Ended July 2, 2000
        and June 27, 1999...................................     5
       Notes to Condensed Consolidated Financial Statements
        (Unaudited).........................................     6
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    10
Item 3.  Quantitative and Qualitative Disclosures about
  Market Risk...............................................    17
PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings..................................    18
Item 6.  Exhibits and Reports on Form 8-K...................    19
Signature...................................................    20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         -------------------    -------------------
                                                         JULY 2,    JUNE 27,    JULY 2,    JUNE 27,
                                                          2000        1999       2000        1999
                                                         -------    --------    -------    --------
Revenue:
  Net sales--trade.....................................  $410.0      $255.6     $778.9      $408.0
  Contract manufacturing...............................    26.7        29.1       59.5        54.0
                                                         ------      ------     ------      ------
          Total revenue................................   436.7       284.7      838.4       462.0
Operating expenses:
  Cost of sales--trade.................................   259.4       207.0      503.9       322.6
  Cost of contract manufacturing.......................    16.7        21.3       36.7        39.4
  Research and development.............................    18.8        13.1       36.6        22.6
  Selling, general and administrative..................    54.6        38.9      108.0        62.2
  Purchased in-process research and development........     3.2        34.0        3.2        34.0
  Restructuring and impairments........................      --        14.1       (5.6)       16.8
                                                         ------      ------     ------      ------
          Total operating expenses.....................   352.7       328.4      682.8       497.6
                                                         ------      ------     ------      ------
Operating income (loss)................................    84.0       (43.7)     155.6       (35.6)
Interest expense.......................................    22.9        31.0       43.7        46.4
Interest income........................................     6.0         0.5       10.0         0.5
                                                         ------      ------     ------      ------
Income (loss) before income taxes......................    67.1       (74.2)     121.9       (81.5)
Provision (benefit) for income taxes...................     7.4        (4.5)      12.2        (5.1)
                                                         ------      ------     ------      ------
Net income (loss)......................................  $ 59.7      $(69.7)    $109.7      $(76.4)
                                                         ======      ======     ======      ======
Net income (loss) applicable to common stockholders....  $ 59.7      $(72.4)    $109.7      $(81.7)
                                                         ======      ======     ======      ======
Net income (loss) per common share:
  Basic................................................  $ 0.61      $(1.15)    $ 1.15      $(1.30)
                                                         ======      ======     ======      ======
  Diluted..............................................  $ 0.59      $(1.15)    $ 1.09      $(1.30)
                                                         ======      ======     ======      ======
Weighted average common shares:
  Basic................................................    97.6        63.0       95.8        63.0
                                                         ======      ======     ======      ======
  Diluted..............................................   102.0        63.0      100.2        63.0
                                                         ======      ======     ======      ======

     See accompanying notes to condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                JULY 2,     DECEMBER 26,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  403.5       $  138.7
  Receivables, net..........................................      188.6          140.3
  Inventories...............................................      177.6          166.3
  Other current assets......................................       16.9           13.7
                                                               --------       --------
     Total current assets...................................      786.6          459.0
Property, plant and equipment, net..........................      457.6          375.8
Intangible assets, net......................................      313.7          261.4
Other assets................................................       49.4           41.4
                                                               --------       --------
     Total assets...........................................   $1,607.3       $1,137.6
                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $     --       $    1.4
  Accounts payable..........................................      123.1          109.3
  Accrued expenses and other current liabilities............      113.9           94.5
                                                               --------       --------
     Total current liabilities..............................      237.0          205.2
Long-term debt, less current portion........................      720.2          717.2
Other liabilities...........................................        2.9            2.0
                                                               --------       --------
     Total liabilities......................................      960.1          924.4
Commitments and contingencies
Stockholders' equity:
  Class A common stock......................................        0.7            0.6
  Class B common stock......................................        0.3            0.3
  Additional paid-in capital................................      773.1          449.5
  Accumulated deficit.......................................     (121.6)        (231.3)
  Less treasury stock at cost...............................       (5.3)          (5.9)
                                                               --------       --------
     Total stockholders' equity.............................      647.2          213.2
                                                               --------       --------
     Total liabilities and stockholders' equity.............   $1,607.3       $1,137.6
                                                               ========       ========

     See accompanying notes to condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN MILLIONS)(UNAUDITED)

                                                               SIX MONTHS ENDED
                                                              ------------------
                                                              JULY 2,   JUNE 27,
                                                               2000       1999
                                                              -------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $109.7     $(76.4)
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
  Depreciation and amortization.............................    72.9       59.4
  Amortization of deferred compensation.....................     2.0        0.1
  Restructuring (gains) charges, net of cash expended.......    (2.3)      15.6
  Non-cash interest expense.................................     5.7        7.4
  Purchased in-process research and development.............     3.2       34.0
  Loss on disposal of property, plant and equipment.........     1.2        0.3
  Deferred income taxes.....................................    (0.1)       4.2
Changes in operating assets and liabilities, net:
  Receivables...............................................   (36.8)     (43.1)
  Inventories...............................................    (1.4)       6.3
  Other current assets......................................    (1.8)      (7.1)
  Current liabilities.......................................    18.6       46.1
  Other assets and liabilities..............................    (7.1)       3.1
                                                              ------     ------
       Cash provided by operating activities................   163.8       49.9
                                                              ------     ------
Cash flows from investing activities:
  Capital expenditures......................................  (109.9)     (29.7)
  Proceeds from sale of property, plant and equipment.......      --       30.2
  Purchase of molds and tooling.............................    (1.5)      (1.9)
  Purchase of long-term investments.........................    (7.2)        --
  Acquisitions, net of cash acquired........................   (22.7)    (414.9)
                                                              ------     ------
       Cash used in investing activities....................  (141.3)    (416.3)
                                                              ------     ------
Cash flows from financing activities:
  Proceeds from revolving credit facility, net..............     2.1         --
  Issuance of long-term debt................................      --      660.0
  Repayment of long-term debt...............................    (0.8)    (186.0)
  Proceeds from issuance of common stock, net...............   240.0         --
  Proceeds from exercise of stock options...................     3.1         --
  Debt issuance costs.......................................    (2.1)     (22.3)
                                                              ------     ------
       Cash provided by financing activities................   242.3      451.7
                                                              ------     ------
Net change in cash and cash equivalents.....................   264.8       85.3
Cash and cash equivalents at beginning of period............   138.7        3.2
                                                              ------     ------
Cash and cash equivalents at end of period..................  $403.5     $ 88.5
                                                              ======     ======

     See accompanying notes to condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The Condensed Consolidated Balance Sheets of Fairchild Semiconductor International, Inc. (the "Company") as of July 2, 2000 and December 26, 1999 and the Condensed Consolidated Statements of Operations and Cash Flows for the three and six month periods ended July 2, 2000 and June 27, 1999, were prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations of the Company. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 26, 1999.

     Certain prior period amounts have been reclassified to conform to their current presentation.

NOTE 2 -- INVENTORIES

     The components of inventories are as follows:

                                                         JULY 2,   DECEMBER 26,
                                                          2000         1999
                                                         -------   ------------
                                                             (IN MILLIONS)
Raw materials..........................................  $ 25.3       $ 17.1
Work in progress.......................................   108.0         99.3
Finished goods.........................................    44.3         49.9
                                                         ------       ------
          Total inventories............................  $177.6       $166.3
                                                         ======       ======

NOTE 3 -- COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, however, due to the Company's net losses for the three and six months ended June 27, 1999, the addition of these common stock equivalents would have been anti-dilutive and accordingly they have been excluded from the calculations for those periods. In addition, there were 281,500 anti-dilutive common equivalent shares outstanding at July 2, 2000 which could potentially dilute basic net income per common share in future periods.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The net losses used in computing net loss per common share for the three and six months ended June 27, 1999 have been increased by dividends accrued during each respective period for the then outstanding redeemable preferred stock, resulting in increases to the net losses applicable to common stockholders. All of the Company's redeemable preferred stock was converted to common stock on August 9, 1999, in connection with the Company's initial public offering. The following table reconciles basic to diluted weighted average shares outstanding and net income (loss) to net income (loss) applicable to common stockholders:

                                                                 THREE MONTHS
                                                                    ENDED           SIX MONTHS ENDED
                                                              ------------------   ------------------
                                                              JULY 2,   JUNE 27,   JULY 2,   JUNE 27,
                                                               2000       1999      2000       1999
                                                              -------   --------   -------   --------
                                                                           (IN MILLIONS)
Basic weighted average common shares outstanding............    97.6       63.0      95.8       63.0
Net effect of dilutive stock options based on the treasury
  stock method using the average market price...............     4.4         --       4.4         --
                                                              ------     ------    ------     ------
Diluted weighted average common shares outstanding..........   102.0       63.0     100.2       63.0
                                                              ======     ======    ======     ======
Net income (loss)...........................................  $ 59.7     $(69.7)   $109.7     $(76.4)
Dividends on redeemable preferred stock.....................      --        2.7        --        5.3
                                                              ------     ------    ------     ------
Net income (loss) applicable to common stockholders.........  $ 59.7     $(72.4)   $109.7     $(81.7)
                                                              ======     ======    ======     ======

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  SIX MONTHS
                                                                    ENDED
                                                              ------------------
                                                              JULY 2,   JUNE 27,
                                                               2000       1999
                                                              -------   --------
                                                                (IN MILLIONS)
Cash paid (refunded) for:
     Income taxes...........................................   $ 1.8     $(0.5)
                                                               =====     =====
     Interest...............................................   $36.1     $16.4
                                                               =====     =====

     For the six months ended June 27, 1999, the Company accumulated dividends on its then outstanding redeemable preferred stock of approximately $5.3 million. The accumulated dividends were recorded as an increase to the carrying value of the redeemable preferred stock and accumulated deficit.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5 -- SEGMENT INFORMATION

     The Company has determined that its Configurable Products Business Unit (formerly known as the Non-Volatile Memory Division) no longer meets the requirements of a reportable segment under SFAS No. 131 and accordingly now reports this segment's results as part of the "Other" category for all periods presented. Management has also determined that its contract manufacturing business need not be reported as a separate reportable operating segment and will record its results together with the Configurable Products Business Unit in the "Other" category. Management evaluates the contract manufacturing business differently than its other operating segments, due in large part to the fact that it is predominantly driven by legal agreements for limited time periods, entered into with the Company's former parent National Semiconductor and Samsung Electronics. Selected operating segment financial information for the three and six months ended July 2, 2000 and June 27, 1999 is as follows:

                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                         -------------------    -------------------
                                         JULY 2,    JUNE 27,    JULY 2,    JUNE 27,
                                          2000        1999       2000        1999
                                         -------    --------    -------    --------
                                                       (IN MILLIONS)
REVENUE:
Analog.................................  $ 94.5      $ 61.8     $181.0      $ 77.7
Discrete...............................   183.0       114.3      357.4       161.8
Interface and Logic....................   104.8        70.4      198.3       141.5
Other(1)...............................    54.4        38.2      101.7        81.0
                                         ------      ------     ------      ------
     Total.............................  $436.7      $284.7     $838.4      $462.0
                                         ======      ======     ======      ======

OPERATING INCOME (LOSS):
Analog.................................  $ 13.6     $ 11.2     $ 22.5      $  8.5
Discrete...............................    32.5        0.8       58.3         3.9
Interface and Logic....................    24.2        5.3       41.0        13.0
Other(1)...............................    16.9      (12.9)      31.4       (10.2)
Purchased in-process research and
  development..........................    (3.2)     (34.0)      (3.2)      (34.0)
Restructuring and impairments..........      --      (14.1)       5.6       (16.8)
                                         ------     ------     ------      ------
          Total........................  $ 84.0     $(43.7)    $155.6      $(35.6)
                                         ======     ======     ======      ======

---------------
(1) Other includes revenues and operating income from contract manufacturing activities disclosed in the Company's statements of operations. The Company allocates no other costs to its contract manufacturing business other than those separately shown in the statements of operations.

NOTE 6 -- RESTRUCTURING AND IMPAIRMENTS

     During the six months ended July 2, 2000, the Company recorded a pre-tax restructuring gain of approximately $5.6 million. During the first quarter of 2000, the Company re-evaluated and subsequently adjusted its non-cash restructuring accruals based upon final execution of several of its plans. This resulted in a one-time gain of $2.1 million. The Company also recorded a one-time gain of $3.5 million for additional funds received in connection with the sale of its former Mountain View, California facility.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The following table summarizes the year-to-date activity of the remaining active restructuring plan, which related to the transfer of analog wafer production to South Portland, Maine (In millions):

Accrual balance as of December 26, 1999.....................  $2.6
Cash payments...............................................  (1.7)
                                                              ----
Accrual balance as of April 2, 2000.........................   0.9
Cash payments...............................................  (0.6)
                                                              ----
Accrual balance as of July 2, 2000..........................  $0.3
                                                              ====

     The Company expects that all amounts will be substantially paid by the end of the third quarter of 2000.

NOTE 7 -- FOLLOW-ON OFFERING

     On January 25, 2000, the Company completed a follow-on public offering of 23,500,000 shares of its Class A Common Stock at a price of $33.4375 per share. In addition, 1,410,000 shares were sold by an existing stockholder pursuant to the underwriter's overallotment option. The underwriting discount was $1.50 per share. The 23,500,000 shares included 6,140,880 newly issued shares sold by the Company and 17,359,120 shares sold by existing stockholders, including all remaining shares owned by National Semiconductor, the Company's former parent. The Company did not receive any proceeds from shares sold by existing stockholders. The net proceeds to the Company after the underwriting discount and other related expenses were approximately $240.0 million.

NOTE 8 -- ACQUISITION

     On May 28, 2000, the Company completed its acquisition of QT Optoelectronics, Inc. ("QTO") for approximately $90.9 million, 87.5 percent paid in the Company's common stock with the remainder paid in cash. In addition, in conjunction with the acquisition, the Company assumed and immediately repaid $14.0 million of QTO's long-term debt. QTO designs, manufactures and markets LED lamps and displays, infrared components, custom optoelectronics and optocouplers and is the world's largest independent company solely focused on optoelectronics. The transaction was accounted for as a purchase.

NOTE 9 -- LONG-TERM DEBT

     During the second quarter of 2000, the Company refinanced its senior bank facilities, converting approximately $117.8 million of outstanding senior term debt into a new revolving credit line with total borrowing capacity of $300.0 million. In connection with the refinancing, the Company paid approximately $2.1 million in deferred financing costs and wrote-off $3.6 million of deferred financing costs associated with the retired term debt. Borrowings under the new credit agreement accrue interest based on either the bank's rate or the Eurodollar rate, at the option of the Company. The interest rate at July 2, 2000 was approximately 7.94%. Borrowings under the agreement are secured by a pledge of common stock of the Company and its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Readers are cautioned not to place undue reliance on forward-looking statements in this report. See "Outlook and Business Risks" below.

OVERVIEW

     Fairchild Semiconductor International, Inc. ("Fairchild International"), through its wholly-owned subsidiary Fairchild Semiconductor Corporation (collectively, the "Company"), is a leading designer, manufacturer and supplier of building block semiconductors and optoelectronics for multi market uses. Semiconductor product offerings include analog and mixed signal, discrete power and signal technology, interface and logic, and non-volatile memory semiconductors. Optoelectronic product offerings include optocouplers, LED displays and infrared components. These multi-market products serve the telecommunications, consumer, industrial, personal systems and automotive markets.

     The Company has changed its fiscal year end from the last Sunday in May to the last Sunday in December. The current fiscal year is the first under the new fiscal calendar and will end on December 31, 2000. The Company's discussion below compares the current quarter and year to date results to the comparable results a year ago. The current quarter and year to date results include the results of the power device business acquired from Samsung Electronics on April 13, 1999. The comparable periods of 1999 include the power device business results only from the date of acquisition forward. The table below presents selected financial results for the six months ended July 2, 2000 and June 27, 1999 reported both with and without the power device business acquired from Samsung Electronics:

                                                               SIX MONTHS ENDED
                                              ---------------------------------------------------
                                                           EXCLUDING                  EXCLUDING
                                              JULY 2,    POWER DEVICES   JUNE 27,   POWER DEVICES
                                                2000     JULY 2, 2000      1999     JUNE 27, 1999
                                              --------   -------------   --------   -------------
                                                                 (IN MILLIONS)
Net sales--trade............................   $778.9       $480.3        $408.0       $299.1
Contract manufacturing......................     59.5         43.8          54.0         49.2
                                               ------       ------        ------       ------
          Total revenue.....................    838.4        524.1         462.0        348.3
Gross profit--trade.........................    275.0        187.7          85.4         50.8
Gross profit--contract manufacturing........     22.8         13.6          14.6         12.2
Operating income (loss).....................    155.6        105.3         (35.6)       (56.8)

RESULTS OF OPERATIONS

     Fairchild International generated net income of $59.7 million and $109.7 million in the second quarter and first six months of 2000, respectively, compared to net losses of $69.7 million and $76.4 million in the comparable periods of 1999. Excluding restructuring and non-recurring (gains) charges and amortization of acquisition-related intangibles, adjusted net income (loss) was as follows for the three and six months ended July 2, 2000 and June 27, 1999, respectively:

                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 -------------------    -------------------
                                                 JULY 2,    JUNE 27,    JULY 2,    JUNE 27,
                                                  2000        1999       2000        1999
                                                 -------    --------    -------    --------
                                                               (IN MILLIONS)
Net income (loss)..............................  $ 59.7      $(69.7)    $109.7      $(76.4)
Restructuring and impairments..................      --        14.1       (5.6)       16.8
Purchased in-process research and
  development..................................     3.2        34.0        3.2        34.0
Non-recurring (gains) charges..................    (1.8)       15.4       (1.8)       15.4
Amortization of acquisition-related
  intangibles..................................     9.0         8.2       17.4         9.0
Less associated tax effects....................    (1.1)       (3.9)      (1.3)       (4.1)
                                                 ------      ------     ------      ------
Adjusted net income (loss).....................  $ 69.0      $ (1.9)    $121.6      $ (5.3)
                                                 ======      ======     ======      ======

     Restructuring and impairments in the first six months of 2000 include gains in the first quarter resulting from funds received in connection with the sale of the Company's former Mountain View, California facility ($3.5 million) and the adjustment of restructuring reserves upon final execution of several prior year actions

($2.1 million). Restructuring and impairments in the first six months of 1999 include in the first quarter, restructuring charges resulting from the transfer of assembly and test activities from the Company's former Mountain View, California facility to its Penang, Malaysia facility ($2.7 million) and in the second quarter of 1999 charges associated with the transfer of all wafer production from Mountain View, California to South Portland, Maine ($10.0 million) and charges related to the 1999 Memory restructuring action ($4.1 million). Non-recurring (gains) charges in the second quarter and first six months of 2000 include charges for the write-off of debt issuance costs associated with refinanced debt ($3.6 million) offset by gains resulting from revisions of estimated charges recorded in sales and cost of sales as part of the 1999 Memory restructuring action ($5.4 million). Non-recurring (gains) charges in the second quarter and first six months of 1999 include charges recorded in sales and cost of sales as part of the 1999 Memory restructuring action ($15.4 million).

     Operating income was $84.0 million and $155.6 million in the second quarter and first six months of 2000, respectively, compared to operating losses of $43.7 million and $35.6 million in the second quarter and first six months of 1999. Excluding restructuring and impairments and other non-recurring (gains) charges, operating income was $81.8 million and $147.8 million in the second quarter and first six months of 2000, respectively, compared to $19.8 million and $30.6 million in the comparable periods of 1999. The increase in operating income in the second quarter and first six months of 2000 is due to the acquisition of the power device business from Samsung Electronics in April 1999 and higher revenues and gross profits for the historical business due to new product introductions and improved business conditions, resulting in higher factory utilization in the second quarter and first six months of 2000 as compared to the second quarter and first six months of 1999.

     All operating segments reported improved operating results in the second quarter and first six months of 2000 as compared to the comparable periods of 1999. Analog had operating income of $13.6 million and $22.5 million in the second quarter and first six months of 2000, respectively, as compared to operating income of $11.2 million and $8.5 million in the comparable periods of 1999. The increases in Analog's operating income were due to the addition of the analog power device business acquired from Samsung Electronics and higher revenues and improved gross profits from the Company's historical analog business, driven by the beneficial effect of moving wafer production to South Portland, Maine. In the second quarter and first six months of 1999, wafer production occurred in the now closed Mountain View, California facility. Discrete had operating income of $32.5 million and $58.3 million in the second quarter and first six months of 2000, respectively, as compared to $0.8 million and $3.9 million in the comparable periods of 1999. The increases in Discrete operating income resulted from the addition of the discrete power device business acquired from Samsung Electronics and higher revenues and gross profits in the Company's historical discrete business due to a better sales mix resulting from new product introductions, including new Power MOSFET products and improved factory utilization. Interface and Logic had operating income of $24.2 million and $41.0 million in the second quarter and first six months of 2000, respectively, as compared to operating income of $5.3 million and $13.0 million in the comparable periods of 1999. The increase in Interface and Logic operating income was due to higher revenues and improved gross profits due to a better sales mix resulting from new product introductions, particularly Interface and improved factory utilization.

     Excluding depreciation and amortization of $36.5 million and $74.9 million in the second quarter and first six months of 2000, respectively, and $34.8 million and $59.5 million in the comparable periods of 1999, and restructuring and non-recurring (gains) charges, earnings before interest, taxes, depreciation and amortization ("EBITDA") were $118.3 million and $222.7 million in the second quarter and first six months of 2000, respectively, compared to $54.6 million and $90.1 million in the comparable periods of 1999. EBITDA is presented because the Company believes that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of the operating performance of Fairchild International, or as an alternative to cash flows as a measure of liquidity.

REVENUES

     Fairchild International's revenues consist of trade sales to unaffiliated customers (93.9% and 92.9% of total revenues in the second quarter and first six months of 2000, respectively, and 89.8% and 88.3% of total revenues in the comparable periods of 1999) and revenues from contract manufacturing services provided to National Semiconductor and Samsung Electronics (6.1% and 7.1% of total revenues in the second quarter and first six months of 2000, respectively, and 10.2% and 11.7% of total revenues in the comparable periods of 1999).

     Trade sales increased 60.4% to $410.0 million in the second quarter of 2000 compared with $255.6 million in the second quarter of 1999. On year-to-date basis, trade sales increased 90.9% to $778.9 million compared to $408.0 million for the comparable period in 1999. Excluding a non-recurring gain in the second quarter and first six months of 2000 resulting from the release of reserves associated with the 1999 Memory restructuring action of $2.1 million, trade sales increased 59.6% and 90.4%, to $407.9 million and $776.8 million, respectively. Trade sales for the second quarter and first six months of 2000 include sales from the power device business. Trade sales for the second quarter and first six months of 1999 include sales from the power device business as of the acquisition date of April 13, 1999. Increases in the Company's trade sales resulted from higher sales volume reflecting strength in end-markets, particularly communications, and reflect increased volume from the power device business and higher average selling prices reflecting an improved sales mix due to new product introductions.

     Analog revenues increased 52.9% and 132.9% to $94.5 million and $181.0 million in the second quarter and first six months of 2000, respectively, from $61.8 million and $77.7 million in the comparable periods of 1999. The increases in Analog sales reflect improved business conditions resulting in higher sales volumes and full three and six month periods of power device revenues in 2000. Discrete revenues increased 60.1% and 120.9% to $183.0 million and $357.4 million in the second quarter and first six months of 2000, respectively, compared to $114.3 million and $161.8 million in the comparable periods of 1999. The increases in Discrete revenue were across all product lines as both volume and prices increased over the comparable prior year periods due in part to the addition of power device revenues. Interface and Logic revenues increased 48.9% and 40.1% to $104.8 million and $198.3 million in the second quarter and first six months of 2000, respectively, from $70.4 million and $141.5 million in the comparable periods of 1999. Increases in Interface and Logic revenues were largely volume driven, resulting from strengthening demand and new product introductions.

     Approximately 67.7% and 69.1% of the Company's trade revenues were generated from Analog and Discrete products in the second quarter and first six months of 2000, respectively.

     Geographically, 22.9%, 14.0%, 45.8% and 17.3% of trade sales were derived from North America, Europe, Asia/Pacific and Korea, respectively, in the second quarter of 2000 as compared to 23.5%, 12.7%, 42.9% and 20.9%, respectively, in the second quarter of 1999. On a year-to-date basis, 23.4%, 14.3%, 43.9% and 18.4% of trade sales were derived from North America, Europe, Asia/Pacific and Korea, respectively, in the first six months of 2000 as compared to 27.5%, 15.4%, 43.3% and 13.8%, respectively in the comparable period of 1999. Asia/Pacific region revenues increased 58.4% and 108.2% in the second quarter and first six months of 2000, respectively, over the comparable periods of 1999. The increases in the Asia/Pacific region are due to incremental revenues from the power device and general purpose logic businesses, strength in the consumer segment and improved regional economic conditions. Revenues in the Europe region increased 77.1% and 77.3% in the second quarter and first six months of 2000, respectively, over the comparable periods of 1999. The increase in Europe was also due to incremental power device and discrete business revenues and improvements in the communications, consumer and distribution markets. North American revenues increased 56.6% and 62.5% in the second quarter and first six months of 2000, respectively, over the comparable periods of 1999. The increase in North America resulted from incremental power device business revenues, increased distribution sales and overall improved market conditions.

     Contract manufacturing revenues decreased 8.2% to $26.7 million in the second quarter of 2000 compared to $29.1 million in the second quarter of 1999. On a year-to-date basis, contract manufacturing revenues increased 10.2% to $59.5 million as compared to $54.0 million for the comparable period in 1999. The decrease in second quarter contract manufacturing revenue results from diminishing demand from

National Semiconductor offset somewhat by the additional contract manufacturing business with Samsung Electronics. The year-to-date increase results from additional contract manufacturing business with Samsung Electronics.

GROSS PROFIT

     Gross profit increased 184.8% to $160.6 million in the second quarter of 2000 compared to $56.4 million in the second quarter of 1999. As a percentage of sales, gross profits were 36.8% in the second quarter of 2000 as compared to 19.8% in the second quarter of 1999. On a year-to-date basis, gross profit increased 197.8% to $297.8 million compared to $100.0 million in the comparable period in 1999. As a percentage of sales, gross profits were 35.5% in the first six months of 2000, as compared to 21.6% in the comparable period in 1999. Excluding non-recurring gains in the second quarter and first six months of 2000 resulting from revisions of estimated charges associated with the 1999 Memory restructuring action totaling $5.4 million, gross profits increased 175.2% and 192.4%, to $155.2 million and $292.4 million, respectively. Gross trade profit increased 209.9% to $150.6 million in the second quarter of 2000 compared to $48.6 million in the second quarter of 1999. As a percentage of sales, gross trade profits were 36.7% in the second quarter of 2000 compared to 19.0% in the second quarter of 1999. On a year-to-date basis, gross trade profit increased 222.0% to $275.0 million compared to $85.4 million in the comparable period in 1999. As a percentage of sales, gross profits were 35.3% in the first six months of 2000, as compared to 20.9% in the comparable period in 1999. Excluding non-recurring gains in the second quarter and first six months of 2000 resulting from revisions of estimated charges associated with the 1999 Memory restructuring action totaling $5.4 million, gross trade profits increased 198.8% and 215.7%, to $145.2 million and $269.6 million, respectively. The increase in gross trade profit as a percentage of trade sales was due in part to a better sales mix resulting from new product introductions and slightly higher average selling prices, as mentioned above, as well as the favorable effect of increased factory utilization and the full benefit of cost reduction actions undertaken during 1999. Contract manufacturing gross profit increased 28.2% to $10.0 million in the second quarter of 2000 compared to $7.8 million in the second quarter of 1999. On a year-to-date basis, contract manufacturing gross profit increased 56.2% to $22.8 million compared to $14.6 million in the comparable period in 1999. The increase in contract manufacturing gross profit is due to incremental business with Samsung Electronics as a result of the acquisition of the power device business and improved factory utilization.

RESEARCH AND DEVELOPMENT

     Research and development expenses ("R&D") were $18.8 million, or 4.6% of trade sales, in the second quarter of 2000, compared to $13.1 million, or 5.1% of trade sales, in the second quarter of 1999. On a year-to-date basis, R&D was $36.6 million, or 4.7% of trade sales, compared to $22.6 million, or 5.5% of trade sales, for the comparable period of 1999. The increases in R&D were driven primarily by higher incremental dedicated R&D costs incurred by the power device business in the second quarter and first six months of 2000. R&D efforts are focused on Fairchild International's growth products (Analog, DMOS power, CMOS logic and Optoelectronics). In the second quarter and first six months of 2000, R&D expenditures were 5.2% and 5.3% of their trade sales, respectively, for these growth products as compared to 5.7% and 6.6%, respectively, for the second quarter and first six months of 1999. R&D expenditures for Fairchild International's mature products (Bipolar Logic, Bipolar Discrete and EPROM) were less than 1% of their trade sales for the second quarter and first six months of 2000 as compared to 1.4% and 1.0%, respectively, for the second quarter and first six months of 1999. The decrease in R&D expenditures for growth products as a percentage of trade sales is due to the relatively smaller R&D requirements of the power device business as a percentage of sales.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses ("SG&A") were $54.6 million, or 13.3% of trade sales, in the second quarter of 2000, compared to $38.9 million, or 15.2% of trade sales, in the second quarter of 1999. On a year-to-date basis, SG&A expenses were $108.0 million, or 13.9% of trade sales, compared to $62.2 million, or 15.2% of trade sales, for the comparable period of 1999. The increase in SG&A expenses was primarily the result of the incremental SG&A expenses of the power device business including amortization of acquisition-related intangibles, increased selling expenses in support of higher sales volumes and incremental amortization of acquisition-related intangibles associated with the QT Optoelectronics acquisition.

RESTRUCTURING AND IMPAIRMENTS

     The Company recorded a pre-tax gain of approximately $5.6 million during the first six months of 2000. This one-time gain was for additional funds received in connection with the sale of the Company's former Mountain View, California facility ($3.5 million) and the adjustment of restructuring reserves ($2.1 million) based upon final execution of several prior year plans. Restructuring and impairments of $14.1 million and $16.8 million were recorded in the second quarter and first six months of 1999, respectively. In the first quarter of 1999, a one-time charge was taken in connection with the transfer of assembly and test activities from the Company's former Mountain View, California facility to its Penang, Malaysia facility ($2.7 million). In the second quarter of 1999 the Company recorded pre-tax restructuring charges associated with the transfer of all wafer production from Mountain View, California to South Portland, Maine ($10.0 million), and charges related to the 1999 Memory restructuring action ($4.1 million).

INTEREST EXPENSE

     Interest expense was $22.9 million and $43.7 million in the second quarter and first six months of 2000, respectively, compared to $31.0 million and $46.4 million in the comparable periods of 1999. Interest in the second quarter and first six months of 2000 includes an unusual charge of $3.6 million for the write-off of debt issuance costs associated with the refinancing of the Company's senior bank facilities. Excluding this charge, interest expense was $19.3 million and $40.1 million in the second quarter and first six months of 2000. The decrease in interest expense is principally the result of reduced indebtedness, which was retired with the proceeds of the Company's initial public offering.

INTEREST INCOME

     Interest income was $6.0 million and $10.0 million in the second quarter and first six months of 2000, respectively, compared to $0.5 million and $0.5 million in the comparable periods of 1999. The increase in interest income in 2000 is due to the Company's higher cash balances in 2000.

INCOME TAXES

     Income tax expense was $7.4 million and $12.2 million for the second quarter and first six months of 2000, respectively, compared to a tax benefit of $4.5 million and $5.1 million in the second quarter and first six months of 1999. The effective tax rates for the second quarter and first six months of 2000 were 11.0% and 10.0%, respectively, compared to 6.1% and 6.3% in the second quarter and first six months of 2000. The tax provisions for the second quarter and first six months of 2000 are based on income generated from the Company's foreign operations, excluding Korea where the Company benefits from a tax holiday. The decrease in the tax benefits from the year-ago periods is due to profits earned in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a borrowing capacity of $300.0 million for working capital and general corporate purposes under its revolving credit facility. At July 2, 2000, the Company had drawn approximately $120.2 million against the revolving credit facility.

     The Company's senior credit facilities, 10 1/8% Senior Subordinated Notes and 10 3/8% Senior Subordinated Notes do, and other debt instruments Fairchild International may enter into in the future may, impose various restrictions and covenants on Fairchild International which could potentially limit Fairchild International's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales and limitations on borrowing money, among other restrictions. The covenants relating to financial ratios include minimum fixed charge and interest coverage ratios and a maximum leverage ratio. The senior credit facilities also limit our ability to modify our certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. In addition, the senior credit facilities, the 10 1/8% Senior Subordinated Notes and the 10 3/8% Senior Subordinated Notes contain additional restrictions limiting the ability of our subsidiaries to make dividends or advances to Fairchild International. However, our subsidiaries are permitted without material restrictions under our debt instruments to make dividends or advances to Fairchild Semiconductor Corporation. We believe that those funds permitted to be transferred to us, together with existing cash, will be sufficient to meet our cash obligations. Fairchild International expects that its existing cash and available funds from its amended senior credit facilities and funds generated from operations, will be sufficient to meet its anticipated operating requirements and to fund its research and development and capital expenditures for the next twelve months. We intend to invest approximately $255.0 million in 2000 to expand capacity at all of the Company's major manufacturing fabs and assembly/test centers. In the long-term, additional borrowing or equity investment may be required to fund future acquisitions.

     On January 25, 2000, the Company completed a follow-on public offering of 23,500,000 shares of its Class A Common Stock at a price of $33.4375 per share. In addition, 1,410,000 shares were sold by an existing stockholder pursuant to the underwriter's overallotment option. The underwriting discount was $1.50 per share. The 23,500,000 shares included 6,140,880 newly issued shares sold by the Company and 17,359,120 shares sold by existing stockholders, including all remaining shares owned by National Semiconductor, the Company's former parent. The Company did not receive any proceeds from shares sold by existing stockholders. The net proceeds to the Company after the underwriting discount and other related expenses were approximately $240.0 million.

     On June 6, 2000, the Company refinanced its senior bank facilities, converting approximately $117.8 million of outstanding senior term debt into a new revolving credit line with total borrowing capacity of $300.0 million. Borrowings under the new credit agreement accrue interest based on either the bank's rate or the Eurodollar rate, at the option of the Company. The interest rate at July 2, 2000 was approximately 7.94%. Borrowings under the agreement are secured by a pledge of common stock of the Company and its subsidiaries.

     As of July 2, 2000, the Company's cash and cash equivalents balance was $403.5 million, an increase of $264.8 million from December 26, 1999.

     During the first six months of 2000, the Company's operations provided $163.8 million in cash compared to $49.9 million of cash in the first six months of 1999. The increase in cash provided by operating activities reflects increases in the first six months of 2000 in net income (loss) adjusted for non-cash items of $147.7 million offset by decreases in cash flows from changes in operating assets and liabilities of $33.8 million as compared with the first six months of 1999. Cash used in investing activities during the first six months of 2000 totaled $141.3 million, compared to $416.3 million in the first six months of 1999. The difference primarily results from the acquisition of the power device business of Samsung in 1999 offset by increased capital expenditures in the first six months of 2000. Capital expenditures in the first six months of 2000 were made principally in the Company's wafer fabs and assembly and test facilities, and were part of the Company's 2000 plan to add capacity at all manufacturing locations. Capital expenditures for the balance of 2000 will be made primarily to execute this plan. Cash provided by financing activities of $242.3 million for the first six months of 2000 was primarily from the issuance of common stock. Cash provided by financing activities of $451.7 million in the first six months of 1999 was due primarily to proceeds received from the Company's issuance of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL, EXCLUDING OUR SUBSIDIARIES

     Fairchild International is a holding company, the principal asset of which is the stock of its subsidiary, Fairchild Semiconductor Corporation. Fairchild International on a stand-alone basis had no cash flow from operations in the first six months of 2000, nor in the first six months of 1999. Fairchild International on a stand-alone basis has no cash requirements for the next twelve months.

OUTLOOK AND BUSINESS RISKS

     This quarterly report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. For example, the following two paragraphs contain numerous forward-looking statements. All forward-looking statements in this quarterly report are made based on management's current expectations and estimates, which involve risks and uncertainties, including those described in the following paragraphs. Among these factors are the following: changes in overall economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors' actions; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Other factors that may affect the company's future operating results are described in Fairchild International's annual report on Form 10-K, under the Risk Factors caption in the Business section. Such risks and uncertainties could cause actual results to be materially different than those in forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in the following paragraphs or elsewhere in this quarterly report. Fairchild International assumes no obligation to update such information.

     Market conditions remained strong in the second quarter of 2000. Bookings were driven by strength in wireless and wireline communications, as well as stronger seasonal orders from the personal computer industry. Overall leadtimes remained stable, although leadtimes for advanced surface mount packaged products in MOSFETs, Logic, and Discrete lengthened during the quarter. Pricing remained stable in the second quarter of 2000, and with firming leadtimes, prices are expected to remain stable through the third quarter of 2000. Fairchild International expects that third quarter revenues will increase 5%-6% over second quarter of 2000 and that total 2000 revenues will be approximately 35-38% higher than pro forma 1999 revenues, which include a full year of power device revenues. Fairchild International expects that margins will continue to improve slowly through 2000 as a result of improved product mix due to continued new product introductions. Potential factors that may preclude us from realizing any or all of these expectations include, but are not limited to, softening of industry-wide demand, renewed industry-wide price competition, failure to execute new product development plans and failure to execute capacity expansion plans.

     The manufacturing agreements entered into with National Semiconductor at the time of the Company's recapitalization expired during the second quarter of 2000. For the twelve months ended May 2000, the agreements provided for guaranteed minimum contract manufacturing revenues of $80.0 million. National Semiconductor has complied with its purchase commitment. Fairchild International and National Semiconductor have entered into new manufacturing agreements effective June 1, 2000. The terms of these agreements are not as favorable to the Company as the previous agreements since these agreements do not provide for any minimum annual purchase commitments. Fairchild International expects that revenues from National Semiconductor, which were approximately $19.4 million and $43.8 million in the second quarter and first six months of 2000, respectively, will decline modestly for the remaining quarters of 2000. As a result, contract manufacturing revenues from National Semiconductor are expected to be lower in 2000 than 1999. Fairchild International anticipates that capacity not utilized for contract manufacturing activities in 2000 will be fully absorbed by capacity demands for the Company's power and interface products.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. This SAB is effective beginning in the fourth quarter of 2000, as provided for in SAB 101B. Compliance with this SAB is not expected to have a material impact on the Company's consolidated financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as provided for in SFAS No. 137. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

     In addition to the above proceeding, from time to time we are involved in other legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES

     On May 16, 2000, upon stockholder approval at its annual meeting, the registrant amended its restated certificate of incorporation to increase the number of shares of Class A Common Stock authorized for issuance to 140,000,000 from 110,000,000 and to increase the number of shares of Class B Common Stock authorized for issuance to 140,000,000 from 110,000,000. The amendment did not materially modify the rights of holders of either class of the registrant's common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The registrant's annual meeting of stockholders was held on May 16, 2000.

     (b) The following directors were elected at the meeting:

                                                FOR       AUTHORITY WITHHELD
                                             ----------   ------------------
Kirk P. Pond...............................  73,558,306         33,353
Joseph R. Martin...........................  73,559,424         33,353
Richard M. Cashin, Jr......................  73,085,150         33,353
Paul C. Schorr IV..........................  73,556,474         33,353
Ronald W. Shelly...........................  73,561,274         33,353
William N. Stout...........................  73,557,074         33,353

     (c) The following proposals were voted on at the meeting:

        (i) On a proposal to amend the company's restated certificate of incorporation authorizing the issuance of additional shares of common stock, as described in Item 2, above:
           FOR:  72,799,850     AGAINST: 657,510     ABSTAIN: 55,610

        (ii) On a proposal to approve the Fairchild Semiconductor International, Inc. Employee Stock Purchase Plan:
           FOR:  59,804,134     AGAINST: 779,199     ABSTAIN: 10,961

        (iii) On a proposal to approve the Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan:
          FOR:  53,017,645     AGAINST: 7,552,922     ABSTAIN: 23,727

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

EXHIBIT NO.                             EXHIBIT
-----------                             -------
 3.01         Amendment to restated certificate of incorporation dated May
              16, 2000 (incorporated by reference to the registrant's
              registration statement on Form S-8 (SEC File No. 333-40416), filed June 29, 2000).
10.01         Employment Agreement between the company and Kirk P. Pond
10.02         Employment Agreement between the company and Joseph R.
              Martin
10.03         Employment Agreement between the company and Daniel E. Boxer
10.04         Fairchild Semiconductor International, Inc. 2000 Executive
              Stock Option Plan
10.05         Executive Stock Option Agreements with Kirk P. Pond, Joseph
              R. Martin and Daniel E. Boxer
10.06         Executive Stock Option Agreements with Jerry M. Baker and
              Keith Jackson
10.07         Fairchild Semiconductor International, Inc. 2000 Stock
              Option Plan
10.08         Credit Agreement dated as of June 6, 2000 among Fairchild
              Semiconductor Corporation, Fairchild Semiconductor
              International, Inc., Credit Suisse First Boston, Fleet
              National Bank, ABN Amro Bank NV and certain other lenders
10.09         Fairchild Semiconductor International, Inc. Employee Stock
              Purchase Plan
27            Financial Data Schedule

     b) Reports on Form 8-K

        1. On April 14, 2000, Fairchild Semiconductor International, Inc. filed a Form 8-K to disclose it had signed an agreement to acquire QT Optoelectronics, Inc.

        2. On June 1, 2000, Fairchild Semiconductor International, Inc. filed a Form 8-K to disclose that it had completed the acquisition of QT Optoelectronics, Inc.

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

                                          Fairchild Semiconductor International,
                                          Inc.

                                          By:      /s/ DAVID A. HENRY
                                            ------------------------------------
                                                       David A. Henry
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

Date:  August 16, 2000

EXHIBIT NO.                        EXHIBIT INDEX
-----------                        -------------
 3.01         Amendment to restated certificate of incorporation dated May
              16, 2000 (incorporated by reference to the registrant's
              registration statement on Form S-8 (SEC File No. 333-40416), filed June 29, 2000).
10.01         Employment Agreement between the company and Kirk P. Pond
10.02         Employment Agreement between the company and Joseph R.
              Martin
10.03         Employment Agreement between the company and Daniel E. Boxer
10.04         Fairchild Semiconductor International, Inc. 2000 Executive
              Stock Option Plan
10.05         Executive Stock Option Agreements with Kirk P. Pond, Joseph
              R. Martin and Daniel E. Boxer
10.06         Executive Stock Option Agreements with Jerry M. Baker and
              Keith Jackson
10.07         Fairchild Semiconductor International, Inc. 2000 Stock
              Option Plan
10.08         Credit Agreement dated as of June 6, 2000 among Fairchild
              Semiconductor Corporation, Fairchild Semiconductor
              International, Inc., Credit Suisse First Boston, Fleet
              National Bank, ABN Amro Bank NV and certain other lenders
10.09         Fairchild Semiconductor International, Inc. Employee Stock
              Purchase Plan
27            Financial Data Schedule