Form 10-Q
period 2000-10-01
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2000-11-14
CIK 1036960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

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

     The number of shares outstanding of the issuer's classes of common stock as of the close of business on October 31, 2000:

                    TITLE OF EACH CLASS                       NUMBER OF SHARES
                    -------------------                       ----------------
Class A Common Stock, par value $.01 per share                   82,089,257
Class B Common Stock, par value $.01 per share                   17,281,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations (Unaudited)
           for the Three and Nine Months Ended October 1, 2000 and
           September 26, 1999........................................    3

         Condensed Consolidated Balance Sheets as of October 1, 2000
           (Unaudited) and December 26, 1999.........................    4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Nine Months Ended October 1, 2000 and September
           26, 1999..................................................    5

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)...............................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   10

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   25

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   26

Item 6.  Exhibits and Reports on Form 8-K............................   26

Signature............................................................   27

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    --------------------------   --------------------------
                                                    OCTOBER 1,   SEPTEMBER 26,   OCTOBER 1    SEPTEMBER 26,
                                                       2000          1999           2000          1999
                                                    ----------   -------------   ----------   -------------
Revenue
  Net sales -- trade..............................    $450.7        $302.5        $1,229.6       $710.5
  Contract manufacturing..........................      25.3          33.3            84.8         87.3
                                                      ------        ------        --------       ------
          Total revenue...........................     476.0         335.8         1,314.4        797.8
Operating expenses:
  Cost of sales -- trade..........................     286.2         212.9           790.1        535.6
  Cost of contract manufacturing..................      16.1          24.9            52.8         64.2
  Research and development........................      20.8          14.3            57.4         36.9
  Selling, general and administrative.............      57.8          54.2           165.8        116.4
  Purchased in-process research and development...       5.8            --             9.0         34.0
  Restructuring and impairments...................        --            --            (5.6)        16.8
                                                      ------        ------        --------       ------
          Total operating expenses................     386.7         306.3         1,069.5        803.9
                                                      ------        ------        --------       ------
Operating income (loss)...........................      89.3          29.5           244.9         (6.1)

Interest expense..................................      18.7          30.4            62.4         76.8
Interest income...................................       6.8            --            16.8          0.5
                                                      ------        ------        --------       ------
Income (loss) before income taxes.................      77.4          (0.9)          199.3        (82.4)
Provision (benefit) for income taxes..............       7.7          (0.1)           19.9         (5.2)
                                                      ------        ------        --------       ------
Net income (loss).................................    $ 69.7        $ (0.8)       $  179.4       $(77.2)
                                                      ======        ======        ========       ======
Net income (loss) applicable to common
  stockholders....................................    $ 69.7        $ (2.0)       $  179.4       $(83.7)
                                                      ======        ======        ========       ======
Net income (loss) per common share:
  Basic...........................................    $ 0.70        $(0.02)       $   1.85       $(1.24)
                                                      ======        ======        ========       ======
  Diluted.........................................    $ 0.68        $(0.02)       $   1.77       $(1.24)
                                                      ======        ======        ========       ======
Weighted average common shares:
  Basic...........................................      99.1          80.4            96.9         67.5
                                                      ======        ======        ========       ======
  Diluted.........................................     102.9          80.4           101.1         67.5
                                                      ======        ======        ========       ======

     See accompanying notes to condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                              OCTOBER 1,    DECEMBER 26,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  403.7       $  138.7
  Receivables, net..........................................      211.6          140.3
  Inventories...............................................      185.9          166.3
  Other current assets......................................       20.3           13.7
                                                               --------       --------
     Total current assets...................................      821.5          459.0
Property, plant and equipment, net..........................      532.8          375.8
Intangible assets, net......................................      314.5          261.4
Other assets................................................       56.0           41.4
                                                               --------       --------
     Total assets...........................................   $1,724.8       $1,137.6
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $     --       $    1.4
  Accounts payable..........................................      142.4          109.3
  Accrued expenses and other current liabilities............      128.1           94.5
                                                               --------       --------
     Total current liabilities..............................      270.5          205.2
Long-term debt, less current portion........................      720.2          717.2
Other liabilities...........................................        2.5            2.0
                                                               --------       --------
     Total liabilities......................................      993.2          924.4
Commitments and contingencies
Stockholders' equity:
  Class A common stock......................................        0.7            0.6
  Class B common stock......................................        0.3            0.3
  Additional paid-in capital................................      787.2          449.5
  Accumulated deficit.......................................      (51.9)        (231.3)
  Less treasury stock at cost...............................       (4.7)          (5.9)
                                                               --------       --------
     Total stockholders' equity.............................      731.6          213.2
                                                               --------       --------
     Total liabilities and stockholders' equity.............   $1,724.8       $1,137.6
                                                               ========       ========

     See accompanying notes to condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN MILLIONS) (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                              --------------------------
                                                              OCTOBER 1,   SEPTEMBER 26,
                                                                 2000          1999
                                                              ----------   -------------
Cash flows from operating activities:
  Net income (loss).........................................    $179.4        $ (77.2)
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
  Depreciation and amortization.............................     110.8           94.3
  Amortization of deferred compensation.....................       2.8            0.7
  Restructuring and impairments.............................      (5.6)          16.8
  Non-cash interest expense.................................       6.5           12.9
  Purchased in-process research and development.............       9.0           34.0
  Loss on disposal of property, plant and equipment.........       1.3            0.5
  Deferred income taxes.....................................      (0.5)           4.3
Changes in operating assets and liabilities, net of acquired balances:
  Receivables...............................................     (59.5)         (49.4)
  Inventories...............................................      (1.5)          (4.5)
  Other current assets......................................      (5.2)           4.7
  Current liabilities.......................................      50.8           51.1
  Other assets and liabilities..............................     (15.6)           2.0
                                                                ------        -------
       Cash provided by operating activities................     272.7           90.2

Cash flows from investing activities:
  Capital expenditures......................................    (211.3)         (52.8)
  Proceeds from sale of property, plant and equipment.......       3.5           30.2
  Purchase of molds and tooling.............................      (3.6)          (2.3)
  Purchase of long-term investments.........................      (7.2)            --
  Acquisitions, net of cash acquired........................     (32.5)        (414.9)
                                                                ------        -------

       Cash used in investing activities....................    (251.1)        (439.8)

Cash flows from financing activities:
  Proceeds from revolving credit facility, net..............       2.1             --
  Issuance of long-term debt................................        --          660.0
  Repayment of long-term debt...............................      (1.5)        (531.3)
  Proceeds from issuance of common stock, net...............     241.0          344.9
  Proceeds from exercise of stock options...................       3.9            1.0
  Purchase of treasury stock................................        --           (5.9)
  Debt issuance costs.......................................      (2.1)         (22.3)
                                                                ------        -------

       Cash provided by financing activities................     243.4          446.4
                                                                ------        -------

Net change in cash and cash equivalents.....................     265.0           96.8
Cash and cash equivalents at beginning of period............     138.7            3.2
                                                                ------        -------
Cash and cash equivalents at end of period..................    $403.7        $ 100.0
                                                                ======        =======

     See accompanying notes to condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The Condensed Consolidated Balance Sheets of Fairchild Semiconductor International, Inc. (the "Company") as of October 1, 2000 and December 26, 1999, and the Condensed Consolidated Statements of Operations and Cash Flows for the three and nine month periods ended October 1, 2000 and September 26, 1999, were prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations of the Company. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 26, 1999.

     Certain prior period amounts have been reclassified to conform to their current presentation.

NOTE 2 -- INVENTORIES

     The components of inventories are as follows:

                                                         OCTOBER 1,   DECEMBER 26,
                                                            2000          1999
                                                         ----------   ------------
                                                               (IN MILLIONS)
Raw materials..........................................    $ 28.7        $ 17.1
Work in process........................................     115.5          99.3
Finished goods.........................................      41.7          49.9
                                                           ------        ------
          Total inventories............................    $185.9        $166.3
                                                           ======        ======

NOTE 3 -- COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, however, due to the Company's net losses for the three and nine months ended September 26, 1999, the addition of these common stock equivalents would have been anti-dilutive and accordingly they have been excluded from the calculations for those periods. In addition, there were 4,203,601 anti-dilutive common equivalent shares outstanding at October 1, 2000 which could potentially dilute basic net income per common share in future periods.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     The net losses used in computing net loss per common share for the three and nine months ended September 26, 1999, have been increased by dividends accrued during each respective period for the then outstanding redeemable preferred stock, resulting in increases to the net losses applicable to common stockholders. All of the Company's redeemable preferred stock was converted to common stock on August 9, 1999, in connection with the Company's initial public offering. The following table reconciles basic to diluted weighted average shares outstanding and net income (loss) to net income (loss) applicable to common stockholders:

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    --------------------------   --------------------------
                                                    OCTOBER 1,   SEPTEMBER 26,   OCTOBER 1,   SEPTEMBER 26,
                                                       2000          1999           2000          1999
                                                    ----------   -------------   ----------   -------------
                                                                         (IN MILLIONS)
Basic weighted average common shares
  outstanding.....................................      99.1          80.4           96.9          67.5
Net effect of dilutive stock options based on the
  treasury stock method using the average market
  price...........................................       3.8            --            4.2            --
                                                      ------         -----         ------        ------
Diluted weighted average common shares
  outstanding.....................................     102.9          80.4          101.1          67.5
                                                      ======         =====         ======        ======

Net income (loss).................................    $ 69.7         $(0.8)        $179.4        $(77.2)
Dividends on redeemable preferred stock...........        --           1.2             --           6.5
                                                      ------         -----         ------        ------
Net income (loss) applicable to common
  stockholders....................................    $ 69.7         $(2.0)        $179.4        $(83.7)
                                                      ======         =====         ======        ======

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                             NINE MONTHS ENDED
                                                         --------------------------
                                                         OCTOBER 1,   SEPTEMBER 26,
                                                            2000          1999
                                                         ----------   -------------
                                                               (IN MILLIONS)
Cash paid for:
     Income taxes......................................    $ 3.5          $ 0.7
                                                           =====          =====
     Interest..........................................    $54.2          $36.6
                                                           =====          =====

     For the nine months ended September 26, 1999, the Company accumulated dividends on its then outstanding redeemable preferred stock of approximately $6.5 million. The accumulated dividends were recorded as an increase to the carrying value of the redeemable preferred stock and accumulated deficit.

NOTE 5 -- SEGMENT INFORMATION

     The Company has three reportable segments: Analog and Mixed Signal Products Division ("Analog"), Discrete Power and Signal Technologies Products Group ("Discrete") and Interface and Logic Products Group ("Interface").

     The Company has determined that its Configurable Products Business Unit (formerly known as the Non-Volatile Memory Division which was reported as a separate segment) and its QT Optoelectronics Division do not meet the requirements of a reportable segment under SFAS No. 131, and accordingly reports these segments' results as part of the "Other" category for all periods presented. The Company's contract manufacturing business is not a separate reportable segment and its results are recorded together with the Configurable Products Business Unit and the QT Optoelectronics Division in the "Other" category. Management evaluates the contract manufacturing business differently than its other operating segments, due in large part to the fact that it is predominantly driven by contractual agreements for limited time periods, entered into with the Company's former parent National Semiconductor and Samsung Electronics. Selected

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

operating segment financial information for the three and nine months ended October 1, 2000 and September 26, 1999 is as follows:

                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                    --------------------------   --------------------------
                                    OCTOBER 1,   SEPTEMBER 26,   OCTOBER 1,   SEPTEMBER 26,
                                       2000          1999           2000          1999
                                    ----------   -------------   ----------   -------------
                                                         (IN MILLIONS)
REVENUE:
Analog............................    $ 94.9        $ 75.4        $  275.9       $153.1
Discrete..........................     196.3         134.1           553.7        295.9
Interface and Logic...............     114.4          77.9           312.7        219.4
Other(1)..........................      70.4          48.4           172.1        129.4
                                      ------        ------        --------       ------
       Total......................    $476.0        $335.8        $1,314.4       $797.8
                                      ======        ======        ========       ======
OPERATING INCOME (LOSS):
Analog............................    $ 11.2        $  8.4        $   33.7       $ 16.9
Discrete..........................      38.6           7.9            96.9         11.8
Interface and Logic...............      31.9           7.1            72.9         20.1
Other(1)..........................      13.4           6.1            44.8         (4.1)
Purchased in-process research and
  development.....................      (5.8)           --            (9.0)       (34.0)
Restructuring and impairments.....        --            --             5.6        (16.8)
                                      ------        ------        --------       ------
       Total......................    $ 89.3        $ 29.5        $  244.9       $ (6.1)
                                      ======        ======        ========       ======

---------------
(1) Other includes revenues and operating income from contract manufacturing activities disclosed in the Company's statements of operations. The Company allocates no other costs to its contract manufacturing business other than those separately shown in the statements of operations.

NOTE 6 -- RESTRUCTURING AND IMPAIRMENTS

     During the nine months ended October 1, 2000, the Company recorded a pre-tax restructuring gain of approximately $5.6 million. During the first quarter of 2000, the Company re-evaluated and subsequently adjusted its non-cash restructuring accruals based upon final execution of several of its plans. This resulted in a one-time gain of $2.1 million. The Company also recorded a one-time gain of $3.5 million for additional funds received in connection with the sale of its former Mountain View, California facility.

     The following table summarizes the year-to-date activity of the restructuring plan completed in the quarter ended October 1, 2000, which related to the transfer of analog wafer production to South Portland, Maine (millions):

Accrual balance as of December 26, 1999.....................  $ 2.6
Cash payments...............................................   (1.7)
                                                              -----
Accrual balance as of April 2, 2000.........................    0.9
Cash payments...............................................   (0.6)
                                                              -----
Accrual balance as of July 2, 2000..........................    0.3
Cash payments...............................................   (0.3)
                                                              -----
Accrual balance as of October 1, 2000.......................  $  --
                                                              =====

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

NOTE 8 -- ACQUISITIONS

     On May 28, 2000, the Company completed its acquisition of QT Optoelectronics, Inc. ("QTO") for approximately $92.0 million, 86.6 percent paid in the Company's common stock with the remainder paid in cash. In addition, in conjunction with the acquisition, the Company assumed and immediately repaid $14.0 million of QTO's long-term debt. QTO designs, manufactures and markets LED lamps and displays, infrared components, custom optoelectronics and optocouplers and is the world's largest independent company solely focused on optoelectronics. The transaction was accounted for as a purchase and QTO's results of operations since the date of acquisition have been included in the accompanying statements of operations.

     On September 8, 2000, the Company completed its acquisition of the power management business of Micro Linear Corporation for a purchase price of approximately $11.0 million in cash. Micro Linear's power management business consists of analog products including offline power switches, low power battery management, video filters and bus terminators. The transaction was accounted for as a purchase and Micro Linear's results of operations since the date of acquisition have been included in the accompanying statements of operations.

     On September 8, 2000, the Company completed its acquisition of Kota Microcircuits, Inc. ("Kota") for approximately $12.1 million, paid in the Company's common stock. Kota designs manufactures and markets high-performance operational amplifiers and other standard linear products. The transaction was accounted for as a purchase and Kota's results of operations since the date of acquisition have been included in the accompanying statements of operations.

NOTE 9 -- LONG-TERM DEBT

     During the second quarter of 2000, the Company refinanced its senior credit facilities, converting approximately $117.8 million of outstanding senior term debt into a new revolving credit line with total borrowing capacity of $300.0 million and a maturity of June 6, 2004. In connection with the refinancing, the Company paid approximately $2.1 million in deferred financing costs and wrote-off $3.6 million of deferred financing costs associated with the retired term debt. Borrowings under the new credit agreement accrue interest based on either the bank's rate or the Eurodollar rate, at the option of the Company. The interest rate at October 1, 2000 was 7.64%. Borrowings under the agreement are secured by a pledge of common stock of the Company and its subsidiaries.

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

     The Company has changed its fiscal year-end from the last Sunday in May to the last Sunday in December. The current fiscal year is the first full year under the new fiscal calendar and will end on December 31, 2000. The Company's discussion below compares the current quarter and year-to-date results to the comparable results a year ago. The year-to-date results include the results of the power device business acquired from Samsung Electronics Co., Ltd. on April 13, 1999. The comparable period of 1999 includes the power device business results only from the date of acquisition forward. The table below presents selected financial results for the nine months ended October 1, 2000 and September 26, 1999 reported both with and without the power device business acquired from Samsung Electronics:

                                                             NINE MONTHS ENDED
                                         ----------------------------------------------------------
                                                        EXCLUDING                       EXCLUDING
                                                      POWER DEVICES                   POWER DEVICES
                                         OCTOBER 1,    OCTOBER 1,     SEPTEMBER 26,   SEPTEMBER 26,
                                            2000          2000            1999            1999
                                         ----------   -------------   -------------   -------------
                                                               (IN MILLIONS)
Net sales -- trade.....................   $1,229.6       $776.0          $710.5          $473.0
Contract manufacturing.................       84.8         63.2            87.3            75.3
                                          --------       ------          ------          ------
          Total revenue................    1,314.4        839.2           797.8           548.3
Gross profit -- trade..................      439.5        305.0           174.9            96.6
Gross profit -- contract
  manufacturing........................       32.0         19.6            23.1            16.6
Operating income (loss)................      244.9        168.3            (6.1)          (52.2)

RESULTS OF OPERATIONS

     Fairchild International generated net income of $69.7 million and $179.4 million in the third quarter and first nine months of 2000, respectively, compared to net losses of $0.8 million and $77.2 million in the comparable periods of 1999. Excluding restructuring and non-recurring (gains) charges and amortization of acquisition-related intangibles, adjusted net income (loss) was as follows for the three and nine months ended October 1, 2000 and September 26, 1999, respectively:

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                            --------------------------   --------------------------
                                            OCTOBER 1,   SEPTEMBER 26,   OCTOBER 1,   SEPTEMBER 26,
                                               2000          1999           2000          1999
                                            ----------   -------------   ----------   -------------
                                                                 (IN MILLIONS)
Net income (loss).........................    $69.7          $(0.8)        $179.4        $(77.2)
Restructuring and impairments.............       --             --           (5.6)         16.8
Purchased in-process research and
  development.............................      5.8             --            9.0          34.0
Non-recurring (gains) charges.............       --            8.3           (1.8)         23.7
Amortization of acquisition-related
  intangibles.............................     10.1            8.5           27.5          17.5
Less associated tax effects...............     (1.6)          (0.7)          (2.9)         (4.8)
                                              -----          -----         ------        ------
Adjusted net income.......................    $84.0          $15.3         $205.6        $ 10.0
                                              =====          =====         ======        ======

     Restructuring and impairments in the first nine months of 2000 include gains in the first quarter resulting from additional funds received in connection with the sale of the Company's former Mountain View, California facility ($3.5 million) and the adjustment of restructuring reserves upon final execution of several prior year actions ($2.1 million). Restructuring and impairments in the first nine months of 1999 include in the first quarter, restructuring charges resulting from the transfer of assembly and test activities from the Company's former Mountain View, California facility to its Penang, Malaysia facility ($2.7 million) and in the second quarter of 1999 charges associated with the transfer of all wafer production from Mountain View, California to South Portland, Maine ($10.0 million) and charges related to the 1999 Memory restructuring action ($4.1 million). Non-recurring (gains) charges in the first nine months of 2000 include charges for the write-off of debt issuance costs associated with refinanced debt ($3.6 million) offset by gains resulting from revisions of estimated charges recorded in sales and cost of sales as part of the 1999 Memory restructuring action ($5.4 million). Non-recurring (gains) charges in the first nine months of 1999 include in the second quarter charges recorded in sales and cost of sales as part of the 1999 Memory restructuring action ($15.4 million) and, in the third quarter, charges relating to the forgiveness of tax loans to management investors ($8.3 million).

     Operating income was $89.3 million and $244.9 million in the third quarter and first nine months of 2000, respectively, compared to operating income (loss) of $29.5 million and $(6.1) million in the third quarter and first nine months of 1999 respectively. Excluding restructuring and impairments, purchased in-process research and development and non-recurring (gains) charges, operating income was $95.1 million and $242.9 million in the third quarter and first nine months of 2000, respectively, compared to $37.8 million and $68.4 million in the comparable periods of 1999. The increase in operating income in the third quarter of 2000 is due to higher revenues and gross profits due to new product introductions and improved business conditions, resulting in higher factory utilization in the third quarter of 2000 as compared to the third quarter of 1999. The increase in operating income in the first nine months of 2000 as compared to the first nine months of 1999 is due to the aforementioned factors plus the effect of the acquisition of the power device business from Samsung Electronics in April 1999.

     All operating segments reported improved operating results in the third quarter and first nine months of 2000 as compared to the comparable periods of 1999. Analog had operating income of $11.2 million and $33.7 million in the third quarter and first nine months of 2000, respectively, as compared to operating income of $8.4 million and $16.9 million in the comparable periods of 1999. The increase in Analog's operating income in the third quarter of 2000 as compared to the third quarter of 1999 was due to higher revenues, the beneficial effect of moving wafer production to South Portland, Maine, offset by higher costs on certain subcontracted wafers. The increase in Analog's operating income in the first nine months of 2000 as compared to the first nine months of 1999 is due to the aforementioned factors plus the effect of the acquisition of the power device business from Samsung Electronics in April 1999. Discrete had operating income of $38.6 million and $96.9 million in the third quarter and first nine months of 2000, respectively, as compared to $7.9 million and $11.8 million in the comparable periods of 1999. The increase in Discrete's operating income in the third quarter of 2000 as compared to the third quarter of 1999 resulted from higher revenues and gross profits due to a better sales mix resulting from new product introductions, including new Power MOSFET products, and improved factory utilization. The increase in operating income in the first nine months of 2000 as compared to the first nine months of 1999 was due to the aforementioned factors plus the addition of the discrete power business acquired from Samsung Electronics. Interface and Logic had operating income of $31.9 million and $72.9 million in the third quarter and first nine months of 2000, respectively, as compared to operating income of $7.1 million and $20.1 million in the comparable periods of 1999. The increases in Interface and Logic operating income was due to higher revenues and improved gross profits due to improved pricing, a better sales mix resulting from new product introductions, particularly Interface and Tiny Logic, and improved factory utilization.

     Excluding depreciation and amortization of $38.7 million and $113.6 million in the third quarter and first nine months of 2000, respectively, and $35.5 million and $95.0 million in the comparable periods of 1999, and restructuring and non-recurring (gains) charges, earnings before interest, taxes, depreciation and amortization ("EBITDA") were $133.8 million and $356.5 million in the third quarter and first nine months of 2000, respectively, compared to $73.3 million and $163.4 million in the comparable periods of 1999. EBITDA is presented because the Company believes that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of the operating performance of Fairchild International, or as an alternative to cash flows as a measure of liquidity.

REVENUES

     Fairchild International's revenues consist of trade sales to unaffiliated customers (94.7% and 93.6% of total revenues in the third quarter and first nine months of 2000, respectively, and 90.1% and 89.1% of total revenues in the comparable periods of 1999) and revenues from contract manufacturing services provided to National Semiconductor and Samsung Electronics (5.3% and 6.4% of total revenues in the third quarter and first nine months of 2000, respectively, and 9.9% and 10.9% of total revenues in the comparable periods of 1999).

     Trade sales increased 49.0% to $450.7 million in the third quarter of 2000 compared with $302.5 million in the third quarter of 1999. On year-to-date basis, trade sales increased 73.1% to $1,229.6 million compared to $710.5 million for the comparable period in 1999. Excluding a non-recurring gain in the first nine months of 2000 resulting from the release of reserves associated with the 1999 Memory restructuring action of $2.1 million, trade sales increased 72.8% to $1,227.5 million on a year-to-date basis. Trade sales for the first nine months of 2000 include sales from the power device business. Trade sales for the first nine months of 1999 include sales from the power device business as of the acquisition date of April 13, 1999. Increases in the Company's trade sales resulted from higher sales volume reflecting strength in end-markets, higher average selling prices and an improved sales mix due to new product introductions.

     Analog revenues increased 25.9% and 80.2% to $94.9 million and $275.9 million in the third quarter and first nine months of 2000, respectively, from $75.4 million and $153.1 million in the comparable periods of 1999. The increases in Analog sales in the third quarter reflect improved business conditions resulting in both higher sales volumes and increased prices and, for the first nine months of 2000, the additional benefit of a full nine month period of power device revenues. Discrete revenues increased 46.4% and 87.1% to $196.3 million and $553.7 million in the third quarter and first nine months of 2000, respectively, compared to $134.1 million and $295.9 million in the comparable periods of 1999. The increases in Discrete revenue were across all product lines as both volume and prices increased over the comparable prior year periods. The first nine months of 2000 was also impacted by the addition of power device revenues. Interface and Logic revenues increased 46.9% and 42.5% to $114.4 million and $312.7 million in the third quarter and first nine months of 2000, respectively, from $77.9 million and $219.4 million in the comparable periods of 1999. Increases in Interface and Logic revenues were due to volume increases, resulting from strengthening demand, average selling price increases and improved mix due to new product introductions.

     Geographically, 22.8%, 12.9%, 47.9% and 16.4% of trade sales were derived from North America, Europe, Asia/Pacific and Korea, respectively, in the third quarter of 2000 as compared to 21.8%, 12.4%, 45.7% and 20.1%, respectively, in the third quarter of 1999. On a year-to-date basis, 23.2%, 13.8%, 45.4% and 17.7% of trade sales were derived from North America, Europe, Asia/Pacific and Korea, respectively, in the first nine months of 2000 as compared to 25.1%, 14.1%, 44.3% and 16.5%, respectively in the comparable period of 1999. Asia/Pacific region revenues increased 56.2% and 77.1% in the third quarter and first nine months of 2000, respectively, over the comparable periods of 1999. The increases in the Asia/Pacific region are due to strength in the consumer segment, improved regional economic conditions, expansion into the Chinese markets and, in the first nine months of 2000, the incremental revenues from the power device business. Revenues in the Europe region increased 54.9% and 69.0% in the third quarter and first nine months of 2000, respectively, over the comparable periods of 1999. The increase in Europe was due to improvements in the communications, consumer and distribution markets and, in the first nine months of 2000, the incremental power device revenues. North American revenues increased 56.0% and 60.0% in the third quarter and first nine months of 2000, respectively, over the comparable periods of 1999. The increase in North America resulted from strong distribution sales in both industrial and consumer markets and improvements in communications and computing and, in the first nine months of 2000, the incremental power device revenues.

     Contract manufacturing revenues decreased 24.0% to $25.3 million in the third quarter of 2000 compared to $33.3 million in the third quarter of 1999. On a year-to-date basis, contract manufacturing revenues decreased 2.9% to $84.8 million as compared to $87.3 million for the comparable period in 1999. The decrease in third quarter and year-to-date contract manufacturing revenue results from diminishing demand from both National Semiconductor and Samsung Electronics.

GROSS PROFIT

     Gross profit increased 77.2% to $173.7 million in the third quarter of 2000 compared to $98.0 million in the third quarter of 1999. As a percentage of sales, gross profits were 36.5% in the third quarter of 2000 as compared to 29.2% in the third quarter of 1999. On a year-to-date basis, gross profit increased 138.1% to $471.5 million compared to $198.0 million in the comparable period in 1999. As a percentage of sales, gross profits were 35.9% in the first nine months of 2000, as compared to 24.8% in the comparable period in 1999. Excluding non-recurring gains in the first nine months of 2000 resulting from revisions of estimated charges associated with the 1999 Memory restructuring action totaling $5.4 million, gross profits increased 135.4% to $466.1 million. Gross trade profit increased 83.6% to $164.5 million in the third quarter of 2000 compared to $89.6 million in the third quarter of 1999. As a percentage of sales, gross trade profits were 36.5% in the third quarter of 2000 compared to 29.6% in the third quarter of 1999. On a year-to-date basis, gross trade profit increased 151.3% to $439.5 million compared to $174.9 million in the comparable period in 1999. As a percentage of sales, gross trade profits were 35.7% in the first nine months of 2000, as compared to 24.6% in the comparable period in 1999. Excluding non-recurring gains in the first nine months of 2000 resulting from revisions of estimated charges associated with the 1999 Memory restructuring action, gross trade profits increased 148.2% to $434.1 million. The increase in gross trade profit as a percentage of trade sales was due in part to a better sales mix resulting from new product introductions and slightly higher average selling prices, as mentioned above, as well as the favorable effect of increased factory utilization and the full benefit of cost reduction actions undertaken during 1999. Contract manufacturing gross profit increased 9.5% to $9.2 million in the third quarter of 2000 compared to $8.4 million in the third quarter of 1999. On a year-to-date basis, contract manufacturing gross profit increased 38.5% to $32.0 million compared to $23.1 million in the comparable period in 1999. The increase in contract manufacturing gross profit in the third quarter of 2000 is due to favorable pricing adjustments and improved factory utilization. The increase in contract manufacturing gross profit for the first nine months of 2000 is due to incremental business with Samsung Electronics as a result of the acquisition of the power device business.

RESEARCH AND DEVELOPMENT

     Research and development expenses ("R&D") were $20.8 million, or 4.6% of trade sales, in the third quarter of 2000, compared to $14.3 million, or 4.7% of trade sales, in the third quarter of 1999. On a year-to-date basis, R&D was $57.4 million, or 4.7% of trade sales, compared to $36.9 million, or 5.2% of trade sales, for the comparable period of 1999. The increases in R&D spending were primarily due to spending on new product development, focused primarily on the Company's growth products (Analog, Power MOSFETS, Interface, CMOS Logic, and Optoelectronics).

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses ("SG&A") were $57.8 million, or 12.8% of trade sales, in the third quarter of 2000, compared to $54.2 million, or 17.9% of trade sales, in the third quarter of 1999. On a year-to-date basis, SG&A expenses were $165.8 million, or 13.5% of trade sales, compared to $116.4 million, or 16.4% of trade sales, for the comparable period of 1999. The increase in SG&A expenses in the third quarter of 2000 as compared to the third quarter of 1999 was due to higher selling expenses in support of higher sales volumes. The increase in SG&A for the first nine months of 2000 as compared to the first nine months of 1999 is due to the aforementioned factors plus the incremental SG&A and amortization of acquisition-related intangibles associated with the acquisitions of the power device business and QT Optoelectronics.

RESTRUCTURING AND IMPAIRMENTS

     The Company recorded a pre-tax gain of approximately $5.6 million during the first nine months of 2000. This one-time gain was for additional funds received in connection with the sale of the Company's former Mountain View, California facility ($3.5 million) and the adjustment of restructuring reserves ($2.1 million) based upon final execution of several prior year plans. Restructuring and impairments of $16.8 million were recorded in the first nine months of 1999. In the first quarter of 1999, a one-time charge was taken in connection with the transfer of assembly and test activities from the Company's former Mountain View, California facility to its Penang, Malaysia facility ($2.7 million). In the second quarter of 1999 the Company recorded pre-tax restructuring charges associated with the transfer of all wafer production from Mountain View, California to South Portland, Maine ($10.0 million), and charges related to the 1999 Memory restructuring action ($4.1 million).

INTEREST EXPENSE

     Interest expense was $18.7 million and $62.4 million in the third quarter and first nine months of 2000, respectively, compared to $30.4 million and $76.8 million in the comparable periods of 1999. Interest in the first nine months of 2000 includes a charge of $3.6 million for the write-off of debt issuance costs associated with the refinancing of the Company's senior bank facilities. Excluding this charge, interest expense was $58.8 million in the first nine months of 2000. The decrease in interest expense is principally the result of reduced indebtedness, which was retired with the proceeds of the Company's initial public offering in August 1999, and the refinancing of the senior credit facility in the second quarter of 2000.

INTEREST INCOME

     Interest income was $6.8 million in the third quarter of 2000. There was no interest income recorded in the third quarter of 1999. Interest income was $16.8 and $0.5 million in the first nine months of 2000 and 1999, respectively. The increase in interest income in 2000 is due to the Company's higher cash balances in 2000.

INCOME TAXES

     Income tax expense was $7.7 million and $19.9 million for the third quarter and first nine months of 2000, respectively, compared to a tax benefit of $0.1 million and $5.2 million in the third quarter and first nine months of 1999. The effective tax rate was 10% for both the third quarter and first nine months of 2000, compared to 11.1% and 6.3% in the third quarter and first nine months of 1999. The tax provisions for the third quarter and first nine months of 2000 are based on income generated primarily from the Company's foreign operations, excluding Korea where the Company benefits from a tax holiday.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a borrowing capacity of $300.0 million for working capital and general corporate purposes under its revolving credit facility. At October 1, 2000, the Company had drawn approximately $120.2 million against the revolving credit facility.

     The Company's senior credit facilities, 10 1/8% Senior Subordinated Notes and 10 3/8% Senior Subordinated Notes do, and other debt instruments Fairchild International may enter into in the future may, impose various restrictions and covenants on Fairchild International which could potentially limit Fairchild International's ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales and limitations on borrowing money, among other restrictions. The covenants relating to financial ratios include minimum fixed charge and interest coverage ratios and a maximum leverage ratio. The senior credit facilities also limit Fairchild's ability to modify its certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. In addition, the senior credit facilities, the 10 1/8% Senior Subordinated Notes and the 10 3/8% Senior Subordinated Notes contain additional restrictions limiting the ability of Fairchild's subsidiaries to pay dividends or make advances to Fairchild International. However, Company subsidiaries are permitted without material restrictions under its debt instruments to pay dividends or make advances to Fairchild Semiconductor Corporation. Fairchild believes that those funds permitted to be transferred to it, together with existing cash, will be sufficient to meet its cash obligations. Fairchild International expects that its existing cash and available funds from its amended senior credit facilities and funds generated from operations, will be sufficient to meet its anticipated operating requirements and to fund its research and development and capital expenditures for the next twelve months. Fairchild intends to invest approximately $280 to $290 million in 2000 to expand capacity at all of the Company's major manufacturing fabs and assembly/test centers. In the long-term, additional borrowing or equity investment may be required to fund future acquisitions.

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

     On June 6, 2000, the Company refinanced its senior credit facilities, converting approximately $117.8 million of outstanding senior term debt into a new revolving credit line with total borrowing capacity of $300.0 million. Borrowings under the new credit agreement accrue interest based on either the bank's rate or the Eurodollar rate, at the option of the Company. The interest rate at October 1, 2000 was 7.64%. Borrowings under the agreement are secured by a pledge of common stock of the Company and its subsidiaries. The maturity date of the new facility is June 6, 2004.

     As of October 1, 2000, the Company's cash and cash equivalents balance was $403.7 million, an increase of $265.0 million from December 26, 1999.

     During the first nine months of 2000, the Company's operations provided $272.7 million in cash compared to $90.2 million of cash in the first nine months of 1999. The increase in cash provided by operating activities reflects increases in the first nine months of 2000 in net income (loss) adjusted for non-cash items of $217.4 million offset by a decrease in cash flows from changes in operating assets and liabilities of $34.9 million as compared with the first nine months of 1999. Cash used in investing activities during the first nine months of 2000 totaled $251.1 million, compared to $439.8 million in the first nine months of 1999. The difference primarily results from the acquisition of the power device business of Samsung in 1999 offset by increased capital expenditures in the first nine months of 2000. Capital expenditures in the first nine months of 2000 were made principally in the Company's wafer fabs and assembly and test facilities, and were part of the Company's 2000 plan to add capacity at all manufacturing locations. Capital expenditures for the balance of 2000 will be made primarily to execute this plan. Cash provided by financing activities of $243.4 million for the first nine months of 2000 was primarily from the issuance of common stock in the Company's secondary offering in January 2000. Cash provided by financing activities of $446.4 million in the first nine months of 1999 was due primarily to proceeds from the Company's initial public offering and revolving credit facility, offset by repayment of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL, EXCLUDING
SUBSIDIARIES

     Fairchild International is a holding company, the principal asset of which is the stock of its subsidiary, Fairchild Semiconductor Corporation. Fairchild International on a stand-alone basis had no cash flow from operations in the first nine months of 2000, nor in the first nine months of 1999. Fairchild International on a stand-alone basis has no cash requirements for the next twelve months.

OUTLOOK AND BUSINESS RISKS

     This quarterly report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. For example, the following paragraph contains numerous forward-looking statements about management's expectations of financial results for the fourth quarter of 2000 and fiscal year 2001. Those and all other forward-looking statements in this quarterly report are made based on management's current expectations and estimates, which involve risks and uncertainties The principal risks and uncertainties affecting the Company's business are described below. Such risks and uncertainties could cause actual results to be materially different than those in forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in the following paragraphs or elsewhere in this quarterly report. Fairchild International assumes no obligation to update such information.

     Market conditions remained generally strong in the third quarter of 2000. During the quarter, Fairchild experienced a backlog adjustment process as many desktop PC and cell phone customers realigned their backlogs with current market growth rates. Overall, lead-times have remained stable. As a result of capacity expansion, the Company has been able to reduce lead-times in its critical Power and Logic packages during the quarter. Pricing remained stable for 90% of the Company's product mix, especially its new products, and is expected to remain stable through the fourth quarter of 2000. Fairchild International expects that revenues will be approximately $490 million in the fourth quarter of 2000 and that total 2000 revenue will be approximately 39% higher than pro forma 1999 revenues, which include a full year of power device revenues. It is currently estimated that 2001 revenues will be 20% to 25% higher than estimated 2000 revenues. Fairchild International expects that margins and operating profits will continue to improve slowly through the fourth quarter as a result of improved product mix due to continued new product introductions. Potential factors that may preclude Fairchild International from realizing any or all of these expectations include, but are not limited to, softening of industry-wide demand, renewed industry-wide price competition, failure to execute new product development plans and failure to execute capacity expansion plans.

     The manufacturing agreements entered into with National Semiconductor at the time of the Company's recapitalization expired during the second quarter of 2000. For the twelve months ended May 2000, the agreements provided for guaranteed minimum contract manufacturing revenues of $80.0 million. National Semiconductor has complied with its purchase commitment. Fairchild International and National Semiconductor have entered into new manufacturing agreements effective June 1, 2000. The terms of these agreements are not as favorable to the Company as the previous agreements since these agreements do not provide for any minimum annual purchase commitments. Fairchild International expects that revenues from National Semiconductor, which were approximately $19.4 million and $63.2 million in the third quarter and first nine months of 2000, respectively, will continue to decline modestly in the fourth quarter of 2000. As a result, contract manufacturing revenues from National Semiconductor are expected to be lower in 2000 than 1999. Fairchild International anticipates that capacity not utilized for contract manufacturing activities in 2000 will be fully absorbed by capacity demands for the Company's power and interface products.

     Fairchild International's current effective tax rate is 10% as a result of the utilization of net operating loss carryforwards in the United States and a tax holiday in Korea. The Company is currently evaluating its ability to utilize net operating loss carryforwards in the near-term. Once all net operating loss carryforwards are utilized, the effective tax rate will increase to approximately 25%. Had the Company experienced a 25% effective tax rate for the first nine months of 2000, net income would have been reduced by $29.9 million, or $0.29 per fully diluted share of common stock.

     Fairchild International's business is subject to a number of risks and uncertainties, which could cause actual results to differ materially from those expressed in forward-looking statements. They include but are not limited to the following:

DOWNTURNS IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY OR CHANGES IN END USER MARKET DEMANDS COULD REDUCE THE VALUE OF FAIRCHILD INTERNATIONAL'S BUSINESS.

     The semiconductor industry is highly cyclical and the value of the Fairchild International's business may decline during the "down" portion of these cycles. During the latter half of fiscal year 1998 and most of fiscal year 1999, Fairchild International, as well as many others in its industry, experienced significant declines in the pricing of its products as customers reduced demand forecasts and manufacturers reduced prices to keep capacity utilization high. Fairchild International believes these trends were due primarily to the Asian financial crisis during that period and excess personal computer inventories. Although Fairchild International does not expect such a decline in the near future based on current indications, it cannot assure the reader that its markets will not experience renewed, possibly more severe and prolonged downturns in the future as a result of such cyclical changes. In addition, Fairchild International may experience significant changes in its profitability as a result of variations in sales, changes in product mix, price competition for orders, changes in end user markets and the costs associated with the introduction of new products. The market value of the stock of many semiconductor companies, including Fairchild International, has recently declined, possibly although not necessarily as a result of perceived reduced demand for personal computers and cellular telephones. Reduced demand for Fairchild International products could adversely affect its financial position and prospects. In addition, perceived changes in the demand for Fairchild International's products, whether or not reflected in fact, could reduce the market price of Fairchild International's common stock if stockholders or investors believe that such changes could adversely affect the Company's financial condition or business prospects.

NEW TECHNOLOGIES COULD RESULT IN THE DEVELOPMENT OF NEW PRODUCTS AND A DECREASE IN DEMAND FOR FAIRCHILD INTERNATIONAL'S PRODUCTS, AND FAIRCHILD INTERNATIONAL MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS TO SATISFY CHANGES IN CONSUMER DEMANDS.

     Fairchild International's failure to develop new technologies, or react to changes in existing technologies, could materially delay development of new products, which could result in decreased revenues and a loss of market share to its competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Fairchild International's financial performance depends on its ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. For example, because Fairchild International does not have a Flash Memory product which is becoming a more significant product in the memory market, revenues from the memory segment of the Company's business have decreased. Fairchild International cannot assure the reader that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner, or that products or technologies developed by other companies will not render its products or technologies obsolete or noncompetitive. A fundamental shift in technologies in Fairchild International's product markets could have a material adverse effect on its competitive position within the industry.

BECAUSE MUCH OF FAIRCHILD INTERNATIONAL'S SUCCESS AND VALUE LIES IN ITS OWNERSHIP AND USE OF INTELLECTUAL PROPERTY, THE COMPANY'S FAILURE TO PROTECT THAT PROPERTY COULD ADVERSELY AFFECT ITS FUTURE GROWTH AND CONTINUED SUCCESS.

     Failure to protect Fairchild International's existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. Fairchild International relies on patent, trade secret, trademark and copyright law to protect such technolo-gies. Some of Fairchild International's technologies are not covered by any patent or patent application, and Fairchild International cannot assure the reader that:

     - any of the more than 250 U.S. patents owned by Fairchild International or numerous other patents which third parties license to it will not be invalidated, circumvented, challenged or licensed to other companies; or

     - any of Fairchild International's pending or future patent applications will be issued within the scope of the claims sought by it if at all.

     In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

     Fairchild International also seeks to protect its proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with the Company's collaborators, advisors, employees and consultants. Fairchild International cannot assure the reader that these agreements will not be breached, that it will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of such research. Certain of Fairchild International's technologies have been licensed on a non-exclusive basis from National Semiconductor, Samsung Electronics and other companies which may license such technologies to others, including, in the case of National Semiconductor commencing on March 11, 2002, the Company's competitors. In addition, under a technology licensing and transfer agreement, National Semiconductor has limited royalty-free, worldwide license rights (without right to sublicense) to some of Fairchild International's technologies. If necessary or desirable, Fairchild International may seek licenses under patents or intellectual property rights claimed by others. However, Fairchild International cannot assure the reader that it will obtain such licenses or that the terms of any offered licenses will be acceptable to the Company. The failure to obtain a license from a third party for technologies Fairchild International uses could cause the Company to incur substantial liabilities and to suspend the manufacture or shipment of products or its use of processes requiring the technologies.

FAIRCHILD INTERNATIONAL'S FAILURE TO OBTAIN OR MAINTAIN THE RIGHT TO USE CERTAIN TECHNOLOGIES MAY NEGATIVELY AFFECT ITS FINANCIAL RESULTS.

     Fairchild International's future success and competitive position depend in part upon its ability to obtain or maintain proprietary technologies used in its principal products, which is achieved in part by defending claims by competitors of intellectual property infringement. The semiconductor industry is characterized by litigation regarding patent and other intellectual property rights. Fairchild International is involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that the Company has infringed upon the intellectual property rights of other companies. See the Legal Proceedings section of this and other quarterly and annual reports Fairchild International files with the Securities and Exchange Commission. Fairchild International's involvement in existing and future intellectual property litigation could result in significant expense to it, adversely affecting sales of the challenged product or technologies and diverting the efforts of the Company's technical and management personnel, whether or not such litigation is resolved in its favor. In the event of an adverse outcome as a defendant in any such litigation, Fairchild International may be required to:

     - pay substantial damages;

     - indemnify customers for damages they might suffer if the products they purchase from the Company violate the intellectual property rights of others;

     - cease the manufacture, use, sale or importation of infringing products;

     - expend significant resources to develop or acquire non-infringing technologies;

     - discontinue processes; or

     - obtain licenses to the infringing technologies.

     Fairchild International cannot assure the reader that it would be successful in such development or acquisition or that such licenses would be available under reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources.

FAIRCHILD INTERNATIONAL MAY NOT BE ABLE TO CONSUMMATE FUTURE ACQUISITIONS, AND CONSEQUENCES OF THOSE ACQUISITIONS WHICH THE COMPANY DOES COMPLETE MAY ADVERSELY AFFECT IT.

     Fairchild International plans to continue to pursue additional acquisitions of related businesses. The expense incurred in consummating the future acquisition of related businesses, or failure or inability to integrate such businesses successfully into its existing business, could result in Fairchild International incurring unanticipated expenses and losses. In addition, Fairchild International may not be able to identify or finance additional acquisitions, or realize any anticipated benefits from acquisitions it does complete.

     Should Fairchild International successfully acquire another business, the process of integrating acquired operations into the Company's existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with acquisitions include:

     - Unexpected losses of key employees or customers of the acquired company

     - Conforming the acquired company's standards, processes, procedures and controls with the Company's operations

     - Coordinating new product and process development

     - Hiring additional management and other critical personnel

     - Increasing the scope, geographic diversity and complexity of the Company's operations.

     In addition, although Samsung Electronics assists Fairchild International in integrating the operations of the power device business into the Company's operations pursuant to a transitional services agreement the Company entered into at the time it acquired that business, Fairchild International may encounter unforeseen obstacles or costs in such integration and in the integration of other businesses it acquires.

     In addition, Fairchild International may issue equity securities to pay for any future acquisitions, which may be dilutive to its existing stockholders. The Company may also incur debt or assume contingent liability in connection with its acquisitions, which could harm its operating results.

     Possible future acquisitions could result in the incurrence of additional debt, contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on Fairchild International's financial condition and operating results.

PRODUCTION TIME AND THE OVERALL COST OF PRODUCTS COULD INCREASE IF FAIRCHILD WERE TO LOSE ONE OF ITS PRIMARY SUPPLIERS OR IF A PRIMARY SUPPLIER INCREASED THE PRICES OF RAW MATERIALS.

     Fairchild International's manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis, and its results of operations could be adversely affected if it were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. Fairchild International purchases raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In addition, Fairchild International subcontracts a minority of its wafer fabrication and assembly and test operations to other manufacturers, including NS Electronics Ltd., Samsung Electronics and National Semiconductor. Fairchild International's operations and ability to satisfy customer obligations could be adversely affected if its relationships with these subcontractors were disrupted or terminated.

DELAYS IN BEGINNING PRODUCTION AT NEW FACILITIES, EXPANDING CAPACITY AT EXISTING FACILITIES, IMPLEMENTING NEW PRODUCTION TECHNIQUES, OR IN CURING PROBLEMS ASSOCIATED WITH TECHNICAL EQUIPMENT MALFUNCTIONS ALL COULD ADVERSELY AFFECT FAIRCHILD INTERNATIONAL'S MANUFACTURING EFFICIENCIES.

     Fairchild International's manufacturing efficiency will be an important factor in its future profitability, and the Company cannot assure the reader that it will be able to maintain its manufacturing efficiency or increase manufacturing efficiency to the same extent as its competitors. Fairchild's manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields.

     In addition, Fairchild International is currently engaged in an effort to expand capacity at all of its manufacturing facilities. As is common in the semiconductor industry, the Company has from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. As a consequence, Fairchild International has suffered delays in product deliveries or reduced yields. Fairchild International may experience delays or problems in bringing planned new manufacturing capacity to full production. Fairchild International may also experience problems in achieving acceptable yields, or experience product delivery delays in the future with respect to existing or planned new capacity as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing its process technologies, any of which could result in a loss of future revenues. Fairchild International's operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

A SIGNIFICANT PORTION OF FAIRCHILD INTERNATIONAL'S SALES ARE MADE BY DISTRIBUTORS WHICH COULD CAN TERMINATE THEIR RELATIONSHIPS WITH THE COMPANY WITH LITTLE OR NO NOTICE. THE TERMINATION OF A DISTRIBUTOR COULD REDUCE SALES AND RESULT IN INVENTORY RETURNS.

     Distributors accounted for 49.8% of Fairchild International's net sales for the nine months ended October 1, 2000. Fairchild International's five domestic distributors accounted for 7.4% of the Company's total net sales for the nine months ended October 1, 2000. As a general rule, Fairchild International does not have long-term agreements with its distributors and they may terminate their relationships with Fairchild International with little or no advance notice. Distributors generally offer competing products. The loss of one or more of Fairchild International's distributors, or the decision by one or more of them to reduce the number of Fairchild International products offered by such distributor or to carry the product lines of the its competitors, could have a material adverse effect on the Company's business, financial condition and results of operations. The termination of a significant distributor, whether at the Company's or the distributor's initiative, or a disruption in the operations of one or more of the Company's distributors could reduce its net sales in a given quarter and could result in an increase in inventory returns.

THE SEMICONDUCTOR BUSINESS IS VERY COMPETITIVE AND INCREASED COMPETITION COULD REDUCE THE VALUE OF AN INVESTMENT IN FAIRCHILD INTERNATIONAL.

     The semiconductor industry, and the multi-market semiconductor product markets in particular, is highly competitive. Competition is based on price, product performance, quality, reliability and customer service. In addition, even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. Competition in the various markets in which Fairchild International participates comes from companies of various sizes, many of which are larger and have greater financial and other resources than the Company has and thus are better able to pursue acquisition candidates and can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with Fairchild International may introduce competing products in the future.

BECAUSE THE POWER DEVICE BUSINESS PREVIOUSLY OPERATED AS A DIVISION OF SAMSUNG ELECTRONICS, THE COSTS OF OPERATING THIS BUSINESS AS AN INDEPENDENT ENTITY MAY BE SIGNIFICANTLY GREATER THAN INITIALLY ESTIMATED.

     The operation of the power device business, which Fairchild International acquired from Samsung Electronics Co., Ltd. in 1999, may result in the Company incurring operating costs and expenses significantly greater than it anticipated prior to the acquisition. Prior to the purchase, the power device business was operated as a division of Samsung Electronics. During 1998, the power device business incurred costs for research and development, sales and marketing and general and administrative activities. These costs represent expenses incurred directly by the power device business and charges allocated to it by Samsung Electronics. The power device business now obtains many of these services on an arm's length basis from third-party suppliers. However, to provide these services for a transition period after the acquisition of the power device business, Fairchild International entered into a Transitional Services Agreement with Samsung Electronics under which the power device business continues to obtain a number of these services. Fairchild International cannot assure the reader that upon termination of the Transitional Services Agreement in April 2002, it will be able to obtain similar services on comparable terms.

FAIRCHILD INTERNATIONAL ENTERED INTO A NUMBER OF LONG-TERM SUPPLY AND SUPPORT CONTRACTS WITH SAMSUNG ELECTRONICS IN CONNECTION WITH THE ACQUISITION OF THE POWER DEVICE BUSINESS, AND ANY DECREASE IN THE PURCHASE REQUIREMENTS OF SAMSUNG ELECTRONICS OR THE INABILITY OF SAMSUNG ELECTRONICS TO MEET ITS CONTRACTUAL OBLIGATIONS COULD SUBSTANTIALLY REDUCE THE FINANCIAL PERFORMANCE OF FAIRCHILD INTERNATIONAL'S KOREAN SUBSIDIARY.

     As a result of the acquisition of the power device business, Fairchild International has numerous arrangements with Samsung Electronics, including arrangements relating to product sales, designation as a vendor to affiliated Samsung companies and other services. Any material adverse change in the purchase requirements of Samsung Electronics, in its ability to supply the agreed-upon services or in its ability to fulfill its other obligations could have a material adverse effect on Fairchild International's Korean subsidiary. Although historically the power device business generated significant revenues from the sale of products to affiliated Samsung companies, Fairchild International cannot assure the reader that it will be able to sell any products to affiliated Samsung companies or that the designation of the power device business as a vendor to those affiliated Samsung companies will generate any revenues for the Company. Furthermore, under the Korean Fair Trade Law, the Fair Trade Commission may issue an order requiring a change in the terms and conditions of the agreements between Fairchild International and Samsung Electronics if it concludes that Samsung Electronics has provided Fairchild International with undue support or discriminated against its competitors.

THE POWER DEVICE BUSINESS SUBJECTS FAIRCHILD INTERNATIONAL TO RISKS INHERENT IN DOING BUSINESS IN KOREA, INCLUDING LABOR RISK, POLITICAL RISK AND CURRENCY RISK.

     As a result of the acquisition of the power device business, Fairchild International has significant operations in South Korea and is subject to risks associated with doing business in that country.

     - In addition to other risks disclosed relating to international operations, some businesses in South Korea are subject to labor unrest. Also, relations between South Korea and North Korea have been tense over most of South Korea's history. Events involving, among other things, North Korea's refusal to comply with the Nuclear Non-Proliferation Treaty and several naval confrontations, have caused the level of tension between the two countries to increase. Fairchild cannot assure the reader as to whether or when this situation will be resolved or change abruptly as a result of current or future events. An adverse change in economic or political conditions in South Korea or in its relations with North Korea could have a material adverse effect on Fairchild International's Korean subsidiary.

     - The power device business' sales are denominated primarily in U.S. Dollars while a significant portion of its costs of goods sold and its operating expenses are denominated in South Korean Won. Although Fairchild International has taken steps to fix the costs subject to currency fluctuations and to balance

       U.S. Dollar vs. Won costs, a significant decrease in the value of the U.S. Dollar relative to the Won could have a material adverse effect on the Company's financial performance and results of operations.

A CHANGE IN FOREIGN TAX LAWS OR A DIFFERENCE IN THE CONSTRUCTION OF CURRENT FOREIGN TAX LAWS BY RELEVANT FOREIGN AUTHORITIES COULD RESULT IN FAIRCHILD INTERNATIONAL NOT RECOGNIZING THE BENEFITS IT ANTICIPATED IN CONNECTION WITH THE TRANSACTION STRUCTURE USED TO CONSUMMATE THE ACQUISITION OF THE POWER DEVICE BUSINESS.

     The transaction structure Fairchild International utilized for the acquisition of the power device business is based on assumptions about the various tax laws, including withholding tax, and other relevant laws of foreign jurisdictions. In addition, Fairchild Korea Semiconductor Ltd., the Company's wholly owned subsidiary which owns the power device business, has been granted a ten year tax holiday under Korean law. The first seven years are tax-free, followed by three years of income taxes at 50% of the statutory rate. If Fairchild International's assumptions about tax and other relevant laws are incorrect, or if foreign taxing jurisdictions were to change or modify the relevant laws, or if Fairchild Korea Semiconductor Ltd. were to lose its tax holiday, the Company could suffer adverse tax and other financial consequences or lose the benefits anticipated from its transaction structure.

FAIRCHILD INTERNATIONAL'S INTERNATIONAL OPERATIONS SUBJECT IT TO RISKS NOT FACED BY DOMESTIC COMPETITORS.

     Fairchild International cannot assure the reader that it will be successful in overcoming the risks related to or arising from operating in international markets. Through the Company's subsidiaries it maintains significant operations in the Philippines, Malaysia and South Korea and also operates facilities in China and Singapore. Fairchild International has sales offices and customers around the world. The following are risks inherent in doing business on an international level:

     - changes in import duties;

     - trade restrictions;

     - transportation delays;

     - work stoppages;

     - economic and political instability;

     - foreign currency fluctuations; and

     - the laws, including tax laws, and policies of the United States and of the countries in which the Company manufactures its products.

FAIRCHILD INTERNATIONAL IS SUBJECT TO MANY ENVIRONMENTAL LAWS AND REGULATIONS THAT COULD AFFECT ITS OPERATIONS OR RESULT IN SIGNIFICANT EXPENSES.

     Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in Fairchild International's semiconductor manufacturing processes. In addition, under some laws and regulations, the Company could be held financially responsible for remedial measures if its properties are contaminated or if it sends waste to a facility that becomes contaminated, even if Fairchild International did not cause the contamination. Also, the Company may be subject to common law claims if it releases substances that damage or harm third parties. Although Fairchild International believes that its activities conform to presently applicable environmental regulations, its failure to comply with present or future regulations could result in the imposition of fines, suspension of production, or a cessation of operation. Any regulation could require Fairchild International to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.

FAIRCHILD INTERNATIONAL MAY NOT BE ABLE TO ATTRACT OR RETAIN THE TECHNICAL OR MANAGEMENT EMPLOYEES NECESSARY TO REMAIN COMPETITIVE IN ITS INDUSTRY.

     Fairchild International's continued success depends on the retention and recruitment of skilled personnel, including technical, marketing, management and staff personnel. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees, is intense. There can be no assurance that Fairchild International will be able to retain its current personnel or recruit the key personnel it requires. In addition, Fairchild International does not have employment agreements with most members of its senior management team.

BECAUSE A LIMITED NUMBER OF PERSONS, INCLUDING MEMBERS OF FAIRCHILD INTERNATIONAL'S MANAGEMENT TEAM, OWN A SUBSTANTIAL NUMBER OF COMPANY SHARES, DECISIONS MAY BE MADE BY THEM THAT MAY BE DETRIMENTAL TO THE READER'S INTERESTS.

     Sterling Holding Company, LLC, which is one of Fairchild International's principal stockholders, and its directors and executive officers together own approximately 36% of the outstanding shares of the Company's common stock (including shares underlying vested options and shares of its Class B Common Stock, which are convertible into shares of Fairchild International's common stock). By virtue of such stock ownership, such persons have the power to significantly influence Fairchild International's affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of its directors and amendment of the Company's Restated Certificate of Incorporation and Bylaws. Fairchild International cannot assure the reader that such persons will not exercise their influence over Fairchild International in a manner detrimental to the reader's interests.

FAIRCHILD INTERNATIONAL'S LARGEST STOCKHOLDER AND ITS DIRECTORS AND EXECUTIVE OFFICERS OWN A LARGE NUMBER OF COMPANY SHARES THAT COULD BE SOLD INTO THE MARKET AT ANY TIME; FUTURE SALES OF THOSE SHARES COULD DEPRESS THE MARKET PRICE OF FAIRCHILD INTERNATIONAL'S COMMON STOCK.

     As of October 1, 2000, there were 99,353,245 shares of Fairchild International common stock outstanding, including shares of Class A Common stock and shares of Class B Common Stock, which are convertible into shares of Class A Common Stock on a share-for-share basis at the option of the holder. Shares of Company Class A Common Stock and Class B Common Stock are identical in all respects, except Class B shares are non-voting and there is no public market for Class B shares. Of the shares of common stock outstanding, approximately 35,500,000, or 36%, are "restricted securities" held by "affiliates" of Fairchild International (as such terms are defined in Rule 144 under the Securities Act of 1933). These affiliates include Fairchild International's largest stockholder, Sterling Holding Company, LLC and the Company's directors and executive officers. Restricted securities may not be sold into the public market unless the sale is registered with the SEC or an exemption from registration is available. Rule 144 provides such an exemption, and under that rule all of the above-restricted shares could be sold into the public market immediately subject only to volume, notice and manner of sale restrictions under the rule. The volume limitations prohibit an affiliate from selling, in any three-month period, more than either (1) one percent of the number of shares of Class A Common Stock outstanding or (2) the average weekly volume of shares traded during the four calendar weeks before the sale, whichever is greater. Rule 144 also requires restricted securities to be held for at least one year before sale; this condition has been met for all of the above-referenced shares.

     If Fairchild International's affiliates sell a large number of restricted shares, the market price of the Company's common stock could decline, as such sales may be viewed by the public as an indication of an upcoming or recently occurring shortfall in the financial performance of the Company.

AS A HOLDING COMPANY, FAIRCHILD INTERNATIONAL IS TOTALLY DEPENDENT ON DIVIDENDS FROM ITS OPERATING SUBSIDIARIES TO PAY DIVIDENDS.

     Fairchild International expects it subsidiaries to retain substantially all of their earnings to meet their own obligations. As a result, and because its subsidiary, Fairchild Semiconductor Corporation, is prohibited by terms in its debt instruments from making payments to the Company, it is unlikely that Fairchild International will be able to make dividend payments in the near future. Fairchild International is a holding company with no business operations, and its only significant asset is the outstanding capital stock of its subsidiaries. Fairchild International relies on payments from its subsidiaries to meet any future obligations. Absent such payments, the Company will not be able to pay cash dividends on its Class A Common Stock. Fairchild International currently expects that the earnings and cash flow of its subsidiaries will be retained and used by them in their operations, including by Fairchild Semiconductor Corporation to service its debt obligations. Even if the Company decided to pay a dividend on or make a distribution in respect of its Class A Common Stock, Fairchild International cannot assure the reader that its subsidiaries will generate sufficient cash flow to pay a dividend or distribute funds to Fairchild International or that applicable state law and contractual restrictions, including restrictions in Fairchild Semiconductor Corporation's debt instruments, will permit such dividends or distributions.

FAIRCHILD INTERNATIONAL MAY NOT BE ABLE TO GENERATE THE NECESSARY AMOUNT OF CASH TO SERVICE ITS EXISTING DEBT, WHICH MAY REQUIRE IT TO REFINANCE ITS DEBT OR DEFAULT ON ITS SCHEDULED DEBT PAYMENTS.

     Fairchild International cannot assure the reader that its business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all or that future borrowings will be available to the Company under the senior credit facilities in an amount sufficient to enable Fairchild International to pay its indebtedness or to fund its other liquidity needs. In addition, because Fairchild International's senior credit facilities have variable interest rates, the cost of those borrowings will increase if market interest rates increase. If the Company is unable to service its indebtedness, it may need to refinance all or a portion of its indebtedness on or before maturity. Fairchild International cannot assure the reader that it would be able to refinance any of its indebtedness on commercially reasonable terms or at all, which could cause the Company to default on its obligations and impair its liquidity.

FAIRCHILD INTERNATIONAL'S DEBT INSTRUMENTS RESTRICT OR PROHIBIT THE COMPANY'S ABILITY TO ENGAGE IN OR ENTER INTO BUSINESS, OPERATING AND FINANCING ARRANGEMENTS, WHICH COULD ADVERSELY AFFECT ITS ABILITY TO TAKE ADVANTAGE OF POTENTIALLY PROFITABLE BUSINESS OPPORTUNITIES.

     The operating and financial restrictions and covenants in the Fairchild International's debt instruments may limit the Company's ability to finance its future operations or capital needs or engage in other business activities that may be in the Company's interest. Fairchild International's debt instruments impose significant operating and financial restrictions on the Company affecting its ability to incur additional indebtedness or create liens on Company assets, pay dividends, sell assets, engage in mergers or acquisitions, make investments or engage in other business activities, which could place the Company at a disadvantage relative to competitors not subject to such limitations. Failure to comply with any such restrictions could result in a default under the terms of the Company's debt instruments. In the event of any such default, the Fairchild International's debtholders could demand payment of all borrowings outstanding, including accrued interest and other fees. In addition, if Fairchild International were unable to repay any borrowings under its senior credit facilities when due, the lenders could proceed against their collateral, which consists of substantially all of the capital stock of its domestic direct and indirect subsidiaries and approximately 65% of the capital stock of its foreign direct and indirect subsidiaries. If the indebtedness under Fairchild International's debt instruments were to be accelerated, the value of its common stock would likely decrease significantly.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On November 2, 1999, Fairchild's principal operating subsidiary, Fairchild Semiconductor Corporation, was named as a defendant in a patent infringement lawsuit filed by Siliconix Incorporated in the United States District Court for the Northern District of California. The complaint filed in the suit alleges that some of the Company's products infringe two Siliconix patents and claims an unspecified amount of damages. Fairchild is contesting these claims vigorously.

     On or about October 3, 2000, Fairchild Semiconductor Corporation was named as a defendant in a patent infringement lawsuit filed by U.S. Philips Corporation in the United States District Court for the Southern District of New York. The complaint filed in the suit alleges that some of Fairchild's products infringe one Philips patent. The Company is continuing to investigate the allegations and intends to contest these claims vigorously.

     In addition to the above proceeding, from time to time Fairchild is involved in other legal proceedings in the ordinary course of business. The Company believes that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K

     On September 13, 2000, Fairchild International filed a special report on Form 8-K in connection with its acquisition of Micro Linear Corporation's power management business and Kota Microcircuits, Inc.

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

Date:  November 14, 2000