Form 10-K405
period 2000-12-31
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2001-03-26
CIK 1036960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                        COMMISSION FILE NUMBER 001-15181

                   FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                             04-3363001
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)
    82 RUNNING HILL ROAD, SOUTH PORTLAND, ME                04106
    (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code: (207) 775-8100
        Securities registered pursuant to Section 12(b) of the Act:
               Class A Common Stock, par value $.01 per share

        Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2001 was $989,149,137.

        The number of shares outstanding of the Registrant's Class A and Class B Common Stock as of March 9, 2001 was 99,277,935 and -0- respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Annual Report to Stockholders for the period covered by this Annual Report on Form 10-K are incorporated by reference into Parts I and II.

        Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001 are incorporated by reference into
Part III.

                                     PART I

ITEM 1.   BUSINESS

     Throughout this Annual Report on Form 10-K, the terms "we," "our", "Fairchild" and "Fairchild International" refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to specific subsidiaries where appropriate.

     We have changed our fiscal year-end from the last Sunday in May to the last Sunday in December. Our last fiscal year under our old accounting calendar was the year ended May 30, 1999, which we refer to as "Fiscal 1999." Our first fiscal year following this change was the year ended December 31, 2000, which we refer to as "Calendar 2000" and is the period covered by this Annual Report on Form 10-K. We refer to the transition period from May 31, 1999 to December 26, 1999 as "Stub Year 1999."

GENERAL

   We are one of the largest independent semiconductor companies focused solely on multi-market products. We design, develop and market analog, discrete, interface and logic, non-volatile memory and optoelectronic semiconductors. Within our multi-market products portfolio, we are particularly strong in providing discrete and analog power management and interface solutions. Multi-market products are the building block components for virtually all electronic devices, from sophisticated computers and internet hardware to telecommunications equipment to household appliances. Because of their basic functionality, our products provide customers with greater design flexibility than more highly integrated products and improve the performance of more complex devices or systems. Given such characteristics, our products have a wide range of applications. Our products are sold to customers in the personal computer, industrial, telecommunications, consumer electronics and automotive markets.

   With a history dating back more than 35 years, the original Fairchild was one of the founders of the semiconductor industry. Established in 1959 as a provider of memory and logic semiconductors, the Fairchild Semiconductor business was acquired by Schlumberger Limited in 1979 and by National Semiconductor Corporation in 1987. In March 1997, as part of its recapitalization, much of the Fairchild Semiconductor business was sold to a new, independent company -- Fairchild Semiconductor Corporation. At the time of the recapitalization, Fairchild consisted of the discrete, logic and non-volatile memory businesses of National Semiconductor. On December 31, 1997, we acquired Raytheon Semiconductor, Inc., a wholly owned subsidiary of Raytheon Company, for approximately $117.0 million in cash. That business designs, manufactures and markets high-performance analog and mixed signal semiconductors for the personal computer, communications, broadcast video and industrial markets.

   On April 13, 1999, we purchased the power device business of Samsung Electronics for approximately $414.9 million, including fees and expenses. The power device business designs, manufactures and markets power discrete semiconductors and standard analog integrated circuits serving the personal computer, industrial, telecommunications and consumer electronics markets. The power device business has developed a number of new product designs with industry leading performance characteristics, such as its recent process developments in trench technology and silicon bonding. The acquisition of the power device business not only enhanced our analog and power discrete product offerings, but also provided us with a greater market presence in South Korea. In connection with the acquisition of the power device business, the Korean government granted a ten-year tax holiday. The exemption is 100% for the first seven years of the holiday and 50% for the remaining three years of the holiday. During Calendar 2000, the tax holiday was extended such that the exemption amounts were increased to 75% in the eighth year and a 25% exemption was added to the eleventh year.

   On May 28, 2000, we purchased QT Optoelectronics, Inc., or QT Opto, for approximately $92.0 million. QT Opto designs, manufactures and markets LED lamps and displays, infrared components, custom optoelectronics and optocouplers and is the world's largest independent company solely focused on optoelectronics. This acquisition gives us a position in a $5.8 billion market. Revenue opportunities exist in being able to offer these products to existing Fairchild customers who were purchasing from competitors.

   On September 8, 2000, we purchased the power management business of Micro Linear Corporation for approximately $11.0 million. Micro Linear's power management business consists of analog products including offline power switches, low power battery management, video filters and bus terminators. This acquisition expands the breadth of our overall position in the power management analog business.

   On September 8, 2000, we purchased KOTA Microcircuits, Inc., or KOTA, for approximately $12.1 million. KOTA designs, manufactures and markets high-performance operational amplifiers and other standard linear products. This acquisition positions us with leading technology in the operational amplifier market, representing a $2.8 billion total available market in 2000 according to the WSTS, and expands our penetration into markets that include cellular phone, CD-ROM drives and portable applications.

     On March 16, 2001 we acquired substantially all of the assets of, and assumed certain liabilities of, Intersil Corporation's ("Intersil's") discrete power products business ("DPP") for approximately $338.0 million in cash. DPP is a leading provider of silicon-based discrete power devices for the computer, communications, industrial, automotive, and space and defense markets.

     In connection with the DPP acquisition, on January 26, 2001, we completed a private offering of $350.0 million of 10 1/2% Senior Subordinated Notes. The proceeds from this offering, excluding underwriting discounts, were used to fund the purchase price of the DPP acquisition.

PRODUCTS AND TECHNOLOGY

   We design, develop and manufacture a broad range of products used in a wide variety of microelectronic applications, including personal computer, industrial, telecommunications, consumer products and automotive systems. Our products are organized into four principal product groups: Analog and Mixed Signal Products, Discrete Products, Interface and Logic Products, and Other Products which include non-volatile memory, optoelectronics and contract manufacturing.

ANALOG AND MIXED SIGNAL PRODUCTS

   We design, manufacture and market high-performance analog and mixed signal integrated circuits for the personal computer, industrial, consumer electronics and broadcast video markets. These products are manufactured using leading-edge CMOS, BiCMOS, DMOS and bipolar technologies. Analog and mixed signal products represent a significant long-term growth area of the semiconductor industry. The increasing demand to integrate high performance microprocessor-based electronics in equipment ranging from personal computers to scientific instrumentation, telecommunications and data communications networks has led analog and mixed signal semiconductor suppliers to create designs that have higher levels of integration to reduce space and power requirements and provide greater functionality, all at lower cost. We offer over 2,600 analog device products, including offerings in all of the top 100 best selling (in terms of volume) analog product types. Major competitors include Analog Devices, Linear Technology, Intersil, ON Semiconductor, Philips and Semtech.

   Analog. Analog products control continuously variable functions such as light, color, sound and power. They enable human beings to interface with the digital world. We provide analog products relating to power conversion, temperature sensing, management functions, battery chargers and motor controls. Our Smart Power Switch is a proprietary, multichip module consisting of a power management integrated circuit and a MOSFET. Smart Power Switches provide a solution for off-line power converter designs in power supplies, battery chargers, PC peripherals, and home and consumer applications. We also offer a mix of mature products, such as operational amplifiers, audio amplifiers, regulators, comparators, references and timers, ground fault interrupters and 8-bit microprocessors which continue to generate significant revenues due to their long product life cycles.

   Mixed Signal. Mixed signal products process both analog and digital information. Our mixed signal offerings include analog-to-digital converters, digital-to-analog converters and market-leading digital video encoders and decoders sold to manufacturers of high-end video equipment and set-top boxes.

   We believe our Analog product portfolio is further enhanced by a wide variety of packaging solutions that we have developed. These solutions include surface mount and tiny packages.

DISCRETE PRODUCTS

   Discrete devices are individual diodes or transistors that perform basic signal amplification and switching functions in electronic circuits. Driving the long-term growth of discretes is the increasing importance of power management, particularly in portable applications such as pagers and notebook computers. We participate in both the power and small signal discrete markets using our DMOS and Bipolar technologies, manufacturing semiconductors that condition (or shape) power or signals for use by other devices. The acquisition of the power device business added significantly to our discrete product portfolio, with only small signal transistors overlapping with our existing portfolio. While the world market is dominated by such multinational semiconductor manufacturers as Toshiba, ON Semiconductor and Philips, a significant portion of the industry is fragmented where competition is primarily on a regional basis. Other competitors include Siliconix and International Rectifier.

   DMOS. DMOS discrete devices are used to convert, switch or otherwise shape or condition electricity. We offer a wide range of DMOS power MOSFETs designed for low and high voltage applications over a wide range of performance characteristics, power handling capabilities and package options. We are focusing on DMOS as our growth area due to the trend towards smaller and lighter products and longer battery life, as well as batteries with built-in smart functions. DMOS products are the focus of our discrete research and development expenditures. These expenditures have been directed primarily toward the development of our leading-edge Trench technology. These products are commonly found in portable computers and peripherals, portable telephones, automobiles and battery-powered devices. Our DMOS products include:

      Low Voltage MOSFET. This product line is focused on developing products in the Low Voltage DMOS area in support of the trend towards smaller and lighter products, longer battery life expectancy, as well as batteries with built-in smart functions. Research and development efforts and expenditures have been directed toward the development of our leading-edge Power Trench(R) technology. The combination of leading-edge wafer fabrication processes and new packaging technology continues to allow our Low Voltage DMOS product families to set new standards for low resistance and high current performance in miniature surface mount power packaging. Our Low Voltage DMOS products are commonly found in portable computers and peripherals, portable telephones, automobiles and battery-powered devices.

      High Voltage MOSFET. This product line offers a wide variety of high voltage MOSFET devices designed for high voltage applications (200V to 900V) over a wide range of performance characteristics, power handling capabilities and package options. The product portfolio includes both N channel and P channel devices using proprietary HDMOS process technology. These products are commonly found in power system applications including flyback and forward converters and power factor correction in switch-mode power supplies (SMPS).

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

   Since it takes new logic products an average of three to five years to reach full market acceptance, we continue to invest in new products to generate future revenue growth. In addition, many of these investments have established our logic devices as key components for the personal computer and telecommunications markets, particularly in the Internet and networking sector and cellular communications sector. Internet appliances and Internet infrastructure equipment (such as LAN and WAN switches, hubs, routers and servers) require high speed, high drive and low noise characteristics. We offer logic devices using CMOS, BiCMOS and Bipolar processes that are required to achieve these characteristics. Our ABT, LVT and ECL logic devices have all successfully penetrated the Internet hardware market. In addition, cellular communications equipment such as cellular phones, pagers and base stations and consumer set top box require low power and noise generation in very small packages. We believe our Tiny Logic(TM), VHC, LCX and FST switch technologies have established our logic products among the leading technologies addressing these requirements. Major competitors include Texas Instruments, ON Semiconductor and Philips.

OTHER PRODUCTS

   Included within the "Other" reporting segment are non-volatile memory products and optoelectronic products.

Non-Volatile Memory Products

   We design, manufacture and market non-volatile memory circuits, which are storage devices that retain data after power to the device has been shut off. We offer an extensive portfolio of high performance serial EEPROM and EPROM products. EPROMs are electrically programmable read-only memories. These non-volatile memory devices are used in the personal computer, industrial, telecommunications, consumer electronics and automotive systems. Major competitors include ST Microelectronics, Advanced Micro Devices, Atmel, Xicor and Microchip Technology.

   EEPROMs. EEPROMs are used primarily to store changing information in consumer products and automotive applications such as microwaves, televisions, stereos and automotive controls. Our standard EEPROM products serve each of the three serial bus interface protocols used with all industry standard microcontrollers.

   EPROMs. The ability of EPROMs to be programmed electrically by the equipment manufacturer enables them to achieve shorter time to market for new products than if they used products that must be programmed by the chip manufacturer. Today, EPROMs are primarily utilized in applications where storage of the instruction sets for microcontrollers requires less than 2Mb in density, which is virtually all segments of the low-end consumer electronic market (e.g., answering machines, garage door openers and washing machines). The EPROM market is declining as FLASH becomes cost-effective at lower densities. As a result, we are incurring minimal research and development expenditures in this product line. We currently sell EPROMs in densities ranging from 64K to 4Mb.

  Optoelectronic Products

   Optoelectronics covers a wide range of semiconductor devices which emit and sense both visible and infrared light. Of the four major segments of the optoelectronics market we participate in three described below.

   Optocouplers. Optocouplers incorporate infrared emitter and detector combinations in a single package. These products are used to transmit signals between two electronic circuits operating at different voltage levels while maintaining electrical isolation between them. Major applications for these devices include power supplies, modems, motor controls and power modules.

   LED Lamps and Displays. General illumination applications currently served by incandescent and fluorescent lighting products are being targeted for replacement by solid state optoelectronic products to gain power savings and longer life. This product line includes stick and frame displays which are used in consumer electronics and appliances as well as T-1 and T-1 3/4 lamps that are used in consumer, industrial/instrument and signage industries.

   Infrared Products. These devices emit and detect infrared energy instead of visible energy. This product line offers a wide variety of packages including plastic emitters and detectors, metal can emitters and detectors, slotted switches and reflective switches. In addition, custom products address specific types of customer applications. Applications for infrared products include object detection (paper sensing in printers and copiers, garage door safety sensors), data transmission (remote controls in televisions, stereos, VCRs and wireless data links between computers and other electronic devices) and motor control.

SALES, MARKETING AND DISTRIBUTION

   In Calendar 2000, we derived approximately 46% of our trade sales from original equipment manufacturer customers through our regional sales organizations and 54% of our trade sales through distributors. We operate regional sales organizations in Europe, headquartered in Wooton-Bassett, England; the Americas, headquartered in San Jose, California; the Asia/Pacific region, with offices in Hong Kong; the Japan region, with offices in Tokyo; and the Korea region, with offices in Puchon, South Korea. Each of the regional sales organizations, with the exception of Korea, is supported by logistics organizations which manage independently operated free-on-board warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers via independently operated warehouses in Singapore, the United States and the United Kingdom.

   We have dedicated direct sales organizations operating in Europe, the Americas, the Asia/Pacific region, Japan and Korea that serve our major original equipment manufacturer customers. We also have a large network of distributors and manufacturer's representatives to distribute our products around the world. We believe that maintaining a small, highly focused, direct sales force selling products for each of our businesses, combined with an extensive network of distributors and manufacturer's representatives, is the most efficient way to serve our multi-market customer base. Fairchild also maintains a dedicated marketing organization, which consists of marketing organizations in each product group, including tactical and strategic marketing and applications, as well as marketing personnel located in each of the sales regions.

   Typically, distributors handle a wide variety of products, including products that compete with our products, and fill orders for many customers. Some of our sales to distributors, primarily in North America, are made under agreements allowing for market price fluctuations and/or the right of return on unsold merchandise, subject to the right terminating after the expiration of a limited time period. Virtually all distribution agreements contain a standard stock rotation provision allowing for minimum levels of inventory returns. In our experience, these inventory returns can usually be resold. Manufacturer's representatives generally do not offer products that compete directly with our products, but may carry complementary items manufactured by others. Manufacturer's representatives do not maintain a product inventory; instead, their customers place large quantity orders directly with us and are referred to distributors for smaller orders.

RESEARCH AND DEVELOPMENT

   Our expenditures for research and development in Fiscal 1998, Fiscal 1999, Stub Year 1999 and Calendar 2000 were $35.7 million, $39.3 million, $35.0 million and $83.9 million, respectively. These expenditures represented 5.6%, 6.0%, 4.9% and 5.0% of trade sales in Fiscal 1998, Fiscal 1999, Stub Year 1999 and Calendar 2000, respectively. Manufacturing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed and greater performance produced at lower cost. Infrastructure investments made in recent years will enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology. Our research and development efforts are focused on new product development and improvements in process technology in our growth areas: CMOS logic, DMOS power discretes, analog and mixed signal products, and optoelectronic products.

   Each of our product groups maintains independent research and development organizations. We work closely with our major customers in many research and development situations in order to increase the likelihood that our products will be designed directly into the customers' products and achieve rapid and lasting market acceptance.

MANUFACTURING

   We operate nine manufacturing facilities, four of which are front-end wafer fabrication plants in the United States, South Korea and Singapore, and five of which are back-end assembly and test facilities in the United States and Asia. Our products are manufactured and designed using a broad range of manufacturing processes and proprietary design methods. We use all of the prevalent function-oriented process technologies for wafer fabrication, including CMOS, Bipolar, BiCMOS, DMOS and non-volatile memory technologies. We use primarily through-hole and surface mount technologies in our assembly and test operations, in lead counts from two to fifty-six leads.

   The table below sets forth information with respect to our manufacturing facilities, products and technologies.


                            MANUFACTURING FACILITIES

        LOCATION                                 PRODUCTS                                      TECHNOLOGIES
        -------------------------------------------------------------------            --------------------------
        FRONT-END FACILITIES:

        South Portland, Maine     Bipolar, CMOS and BiCMOS                             4-inch fab -- 5.0/3.0 micron
                                  Interface and logic products                         5-inch fab -- 3.0/1.5 micron
                                  Standard Linear products                             6-inch fab -- 1.5/0.5 micron
                                  Op Amps, Ground Fault Interruptors                   CMOS and BiCMOS

        Salt Lake City, Utah      EPROMs, EEPROMs, ACE and USB                         6-inch fab -- 1.0/0.65 micron
                                  Discrete power                                       CMOS EPROM
                                                                                       2.0/0.8 micron
                                                                                       CMOS EPROM
                                                                                       2.0 micron DMOS
        Puchon, South Korea       Power discrete semiconductors,                       4-inch fab -- 5.0/4.0 micron
                                  standard analog integrated circuits                  Bipolar
                                                                                       5-inch fab -- 2.0/0.8 micron
                                                                                       Bipolar and DMOS
                                                                                       6-inch fab -- 2.0/0.8 micron
                                                                                       DMOS
        Singapore                 Optocoupler/infrared                                 Infrared die fab

        BACK-END FACILITIES:

        Penang, Malaysia          Bipolar, CMOS and BiCMOS interface                   MDIP, SOIC, EIAJ, TSSOP, SSOP,
                                  and logic products                                   8-56 Pins, SC-70

        Cebu, the Philippines     Power and small signal discrete                      TO92, SOT-23, Super SOT, SOT-223,
                                                                                       TO220, TO263, DPAK, SC-70, BGA
        Kuala Lumpur, Malaysia    Optocouplers                                         SOIC, MFP

        Wuxi, China               Infrared/LED Lamps and Displays                      T-1, T-1 3/4, SMD, Custom

        Loveland, Colorado        Operational Amplifiers                               Hybrid


    As part of the DPP acquisition, we acquired a wafer fabrication facility in Mountaintop, Pennsylvania, which manufactures six-inch and eight-inch silicon wafers.

    We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation of Shanghai, Chartered Semiconductor, Torex Semiconductor and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary subcontractors include Carsem, Amkor, NS Electronics (Bangkok) Ltd., Korea Micro Industry, Samsung Electronics and, as a result of the DPP acquisition, ChipPAC, Inc. The power device business also subcontracts manufacturing services from Samsung Electronics. As a result of the acquisition of the power device business, these services are provided under manufacturing agreements with Samsung Electronics.

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

    We sell products to many key customers pursuant to contracts. Contracts are annual fixed-price agreements with customers setting forth the terms of purchase and sale of specific products. These contracts allow us to schedule production capacity in advance and allow customers to manage their inventory levels consistent with just-in-time principles while shortening the cycle times required to produce ordered products. However, quantity and price agreements under these contracts are, as a matter of industry practice, difficult to maintain and implement. We recognize revenue from contract manufacturing services but do not monitor backlog for these services. For these reasons, we believe that the amount of backlog at a particular date is not meaningful and is not necessarily a relevant indicator of future revenues.

SEASONALITY

    Generally, we are affected by the seasonal trends of the semiconductor and related industries. With the change of our fiscal year end we expect revenues will be higher in the second and fourth quarters, lower in the first quarter due to holidays around the world and lower in the third quarter due to the historically slow summer months. In Stub Year 1999, however, typical seasonality was offset by the effects of the recovery of the overall semiconductor market, as we recorded sequential revenue increases in each quarter. This trend continued through the third quarter of Calendar 2000. In fourth quarter of Calendar 2000, we saw significant backlog pushout and cancellations causing quarter on quarter revenue to decline.

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

TRADEMARKS AND PATENTS

    Our corporate policy is to protect proprietary products by obtaining patents for such products when practicable. Under a technology licensing and transfer agreement with National Semiconductor entered into in connection with the recapitalization of the Fairchild Semiconductor business, we acquired approximately 150 U.S. patents and obtained perpetual, royalty-free non-exclusive licenses on approximately 250 of National Semiconductor's patents. Pursuant to an acquisition agreement with Raytheon Company, we acquired over 60 patents owned by Raytheon Semiconductor, Inc., as well as licensing rights (similar to those granted to Fairchild by National Semiconductor) for other semiconductor-related intellectual property of Raytheon Company not directly owned by Raytheon Semiconductor, Inc. Similarly, in our acquisition of the power device business, we acquired from Samsung Electronics a significant number of licenses and patents, including approximately 76 U.S.

patents and over 1,000 Korean patents. We also received all relevant trademarks. Additionally, from the acquisitions of QT Optoelectronics, KOTA and the power management business of Micro Linear Corporation, we have added in excess of 50 U.S. and five foreign patents and patent applications to our intellectual property portfolio. Finally, from the DPP acquisition we obtained over 500 patents worldwide. We believe that we have the right to use all technology used in the production of our products.

ENVIRONMENTAL MATTERS

    Our operations are subject to environmental laws and regulations in the countries in which we operate that regulate, among other things, air and water emissions and discharges at or from our manufacturing facilities; the generation, storage, treatment, transportation and disposal of hazardous materials by our company; the investigation and remediation of environmental contamination; and the release of hazardous materials into the environment at or from properties operated by our company and at other sites. As with other companies engaged in like businesses, the nature of our operations exposes our company to the risk of liabilities and claims, regardless of fault, with respect to such matters, including personal injury claims and civil and criminal fines.

    Our facilities in South Portland, Maine, and, to a lesser extent, Salt Lake City, Utah, have ongoing remediation projects to respond to releases of hazardous materials that occurred prior to the consummation of the recapitalization. Under the Asset Purchase Agreement with National Semiconductor, as supplemented by ancillary agreements entered into in conjunction with the recapitalization, National Semiconductor has agreed to indemnify Fairchild for the cost of these projects, subject to limitations. Based on the historical costs of these projects, we do not believe that future remediation costs will be material, even without the indemnity.

    Our previously owned Mountain View, California, facility is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act. Under the terms of the Acquisition Agreement with Raytheon Company, Raytheon Company retained responsibility for, and has agreed to indemnify us with respect to, remediation costs or other liabilities related to pre-acquisition contamination. The purchaser of the Mountain View, California facility received an environmental indemnity from us similar in scope to the one we received from Raytheon Company.

    Although we believe that the power device business has no significant environmental liabilities, Samsung Electronics agreed to indemnify Fairchild for environmental liabilities arising out of the power device business, including the Puchon, South Korean plant, subject to limitations.

    We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were immaterial in Fiscal 1998, Fiscal 1999, Stub Year 1999 and Calendar 2000. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

EMPLOYEES

    Our worldwide workforce consisted of 11,033 full-and part-time employees as of December 31, 2000, none of whom were represented by collective bargaining agreements. Of the total number of employees, 9,413 were engaged in manufacturing, 411 were engaged in marketing and sales, 993 were engaged in corporate and product line administration and 216 were engaged in research and development. We believe that our relations with our employees are satisfactory.

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

    As a result of the consummation of the DPP acquisition, approximately 330 of our employees are covered by a collective bargaining agreement.

EXECUTIVE OFFICERS OF FAIRCHILD INTERNATIONAL

    The following table sets forth information with respect to the executive officers of our company.

                            NAME                     AGE             TITLE
                            ----                     ---             -----
                            Kirk P. Pond.........    56   Chairman of the Board of Directors,
                                                          President and Chief Executive Officer
                            Joseph R. Martin.....    53   Executive Vice President and Chief Financial
                                                          Officer and Director
                            Daniel E. Boxer......    55   Executive Vice President and Chief
                                                          Administrative Officer, General Counsel
                                                          and Secretary
                            Jerry M. Baker.......    49   Executive Vice President, Global Operations
                            Keith Jackson........    45   Executive Vice President and General Manager,
                                                          Analog, Mixed Signal and Non-Volatile Memory
                                                          Products Group
                            Darrell Mayeux.......    58   Executive Vice President, Worldwide Sales and
                                                          Marketing
                            Deok J. Kim..........    49   Senior Vice President, President, Fairchild
                                                          Korea Semiconductor Ltd.
                            W.T. Greer, Jr.......    59   Senior Vice President and General Manager,
                                                          Interface and Logic Group
                            Izak Bencuya.........    46   Senior Vice President and General Manager,
                                                          Discrete Power and Signal Technologies Group
                            Stephen Sherman......    57   Senior Vice President and General Manager of
                                                          Optoelectronics Group
                            Ernesto J. D'Escoubet    56   Senior Vice President, Technology and Quality
                            John M. Watkins, Jr..    58   Senior Vice President, Chief Information
                                                          Officer
                            David A. Henry.......    39   Vice President, Corporate Controller
                            Matthew W. Towse.....    38   Vice President, Treasurer

    Kirk P. Pond, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Pond has been the President of Fairchild Semiconductor since June 1996. Since 1987, Mr. Pond had held several executive positions with National Semiconductor, most recently Executive Vice President and Chief Operating Officer. Prior executive management positions were with Fairchild Semiconductor Corporation, Texas Instruments and Timex Corporation.

    Joseph R. Martin, Executive Vice President, Chief Financial Officer and Director. Mr. Martin has been the Executive Vice President and Chief Financial Officer of Fairchild Semiconductor since June 1996. Mr. Martin had held several senior financial positions with National Semiconductor since 1989, most recently as Vice President of Finance, Worldwide Operations. Prior to joining National Semiconductor, Mr. Martin was Senior Vice President and Chief Financial Officer of VTC Incorporated. Mr. Martin is a director of ChipPAC, Inc.

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

    Jerry M. Baker, Executive Vice President, Global Operations. Mr. Baker has been Executive Vice President, Global Operations since February 2000. Previously, Mr. Baker had been Executive Vice President and General Manager, Discrete Power and Signal Technologies Group, since December 1996. He has spent more than 24 years in a variety of engineering and management positions within National Semiconductor, most recently as Vice President and General Manager, Discrete Products Division.

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

    Deok J. Kim, Senior Vice President, President, Fairchild Korea Semiconductor Ltd. Mr. Kim became Senior Vice President, President of Fairchild Korea Semiconductor Ltd. when we acquired the power device business from Samsung Electronics in April 1999. He has over 24 years of experience in the semiconductor industry. Mr. Kim joined the power device business in 1990 as director of power product development and later became managing director and vice president and general manager of the power device business prior to its acquisition by Fairchild International. Before joining Samsung Electronics, Mr. Kim held engineering and development positions with Goldstar Semiconductor, AMI and General Electric.

    W.T. Greer, Jr., Senior Vice President and General Manager, Interface and Logic Group. Mr. Greer has been Senior Vice President and General Manager, Interface and Logic Group since February 2000. Mr. Greer has over 30 years of engineering and management experience in the semiconductor and electronics industries. Prior to joining our company in 1997 as Vice President of Logic Products, he served for ten years as Vice President and Director of Motorola Semiconductor's Advanced Technologies Division and Military Products Operation. Prior to that, he held various management positions at Texas Instruments.

    Izak Bencuya, Senior Vice President and General Manager, Discrete Power and Signal Technologies Group. Mr. Bencuya has been Senior Vice President and General Manager, Discrete Power and Signal Technologies Group since February 2000. Mr. Bencuya has worked in the semiconductor and electronics field for 24 years. Prior to his current assignment, Mr. Bencuya spent six years as Director of Power MOSFET Products. Mr. Bencuya also worked at GTE Laboratories and Siliconix in various research and management roles.

    Stephen Sherman, Senior Vice President and General Manager, Optoelectronics Group. Mr. Sherman became Senior Vice President when we acquired QT Optoelectronics in May 2000. Prior to assuming his current role, he was Chief Executive Officer of QT Optoelectronics for eight years. He previously worked for Commodore International, Amkor Electronics and Texas Instrument, as well as co-founding several companies.

    Ernesto J. D'Escoubet, Senior Vice President, Technology and Quality. Mr. D'Escoubet has been Senior Vice President, Technology and Quality, since February 2000. Mr. D'Escoubet has over 30 years experience in the semiconductor industry. Prior to assuming his current role, Mr. D'Escoubet spent eight years as Vice President of Operations for the Interface and Logic Group. Prior to that, he held various management positions at National Semiconductor and Harris Corporation.

    John M. Watkins, Jr., Senior Vice President, Chief Information Officer. Mr. Watkins joined our company in March 2000. Prior to joining our company, Mr. Watkins spent five years as Chief Information Officer of Pratt and Whitney. Prior to that, Mr. Watkins retired as a General after eleven years in the United States Army. His most recent assignment was as Director of the Defense Information Systems Agency in Washington, D.C.

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

STATEMENT REGARDING THE PRIVATE SECURITIES LITIGATION REFORM ACT

    Some information in this Annual Report on Form 10-K, including but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, which is incorporated by reference from our annual report to stockholders, may constitute forward-looking statements as such term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. Forward-looking statements involve risks and uncertainties, including those described in the Risk Factors section set forth below. Such risks and uncertainties could cause actual results to be materially different than those in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update such information.

RISK FACTORS

The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial also may impair our business operations.

DOWNTURNS IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY OR CHANGES IN END USER MARKET DEMANDS COULD REDUCE THE VALUE OF OUR BUSINESS.

    The semiconductor industry is highly cyclical, and the value of our business may decline during the "down" portion of these cycles. During the latter half of Fiscal 1998 and most of Fiscal 1999, we, as well as many others in our industry, experienced significant declines in the pricing of our products as customers reduced demand forecasts and manufacturers reduced prices to keep capacity utilization high. We believe these trends were due primarily to the Asian financial crisis during that period and excess personal computer inventories. Beginning in the fourth quarter of Calendar 2000, we and the rest of the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth, due to excess inventories at computer and telecommunications equipment manufacturers. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, price competition for orders, changes in end user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand for personal computers, cellular telephones and consumer electronics and automotive goods, and these end user markets may experience changes in demand that will adversely affect our prospects.

WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS TO SATISFY CHANGES IN CONSUMER
DEMANDS.

    Our failure to develop new technologies, or react to changes in existing technologies, could materially delay development of new products, which could result in decreased revenues and a loss of market share to our competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. We may not successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive. A fundamental shift in technologies in our product markets could have a material adverse effect on our competitive position within our industry.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT OUR FUTURE PERFORMANCE AND GROWTH.

    Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on patent, trade secret, trademark and copyright law to protect such technologies. Some of our technologies are not covered by any patent or patent application, and we cannot assure that:

    - any of the more than 330 U.S. patents owned by us or numerous other patents which third parties license to us will not be invalidated, circumvented, challenged or licensed to other companies;

    - any of the more than 500 patents that we acquired or licensed in the acquisition of DPP will not be invalidated, circumvented or challenged; or

    - any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all.

    In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in some foreign countries.

    We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of such research. Some of our technologies have been licensed on a non-exclusive basis from National Semiconductor Corporation, Samsung Electronics Co., Ltd. and other companies which may license such technologies to others, including, in the case of National Semiconductor commencing on March 11, 2002, our competitors. In addition, under a technology licensing and transfer agreement, National Semiconductor has limited royalty-free, worldwide license rights (without right to sublicense) to some of our technologies. If necessary or desirable, we may seek licenses under patents or intellectual property rights claimed by others. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for technologies we use could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technologies.

OUR FAILURE TO OBTAIN OR MAINTAIN THE RIGHT TO USE CERTAIN TECHNOLOGIES MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

    Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors of intellectual property infringement. The semiconductor industry is characterized by litigation regarding patent and other intellectual property rights. We are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the intellectual property rights of other companies. See "Legal Proceedings." Our involvement in existing and future intellectual property litigation could result in significant expense to our company, adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

    -   pay substantial damages;

    - indemnify customers for damages they might suffer if the products they purchase from us violate the intellectual property rights of others;

    -   stop our manufacture, use, sale or importation of infringing products;

    - expend significant resources to develop or acquire non-infringing technologies;

    -   discontinue processes; or

    - obtain licenses to the intellectual property we are found to have infringed.

    We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available under reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources.

WE MAY NOT BE ABLE TO CONSUMMATE FUTURE ACQUISITIONS OR SUCCESSFULLY INTEGRATE ACQUISITIONS INTO OUR BUSINESS.

    We plan to pursue additional acquisitions of related businesses. We believe the semiconductor industry is going through a period of consolidation, and we expect to participate in this development. The expense incurred in consummating the future acquisition of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in our company incurring unanticipated expenses and losses. In addition, we may not be able to identify or finance additional acquisitions or realize any anticipated benefits from acquisitions we do complete.

    We are constantly pursuing acquisition opportunities and consolidation possibilities and are in various stages of due diligence or preliminary discussions with respect to a number of potential transactions, some of which would be significant. None of these potential transactions is subject to a letter of intent or otherwise so far advanced as to make the transaction reasonably certain.

    Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with acquisitions include:

    -   unexpected losses of key employees or customers of the acquired company;

    - conforming the acquired company's standards, processes, procedures and controls with our operations;

    -   coordinating new product and process development;

    -   hiring additional management and other critical personnel;

    -   negotiating with labor unions; and

    - increasing the scope, geographic diversity and complexity of our operations.

    In addition, although Intersil has signed a transitional services agreement to assist us in integrating the DPP operations that we are acquiring from Intersil into our operations, we may encounter unforeseen obstacles or costs in such integration and in the integration of other businesses we acquire.

    Possible future acquisitions could result in the incurrence of additional debt, contingent liabilities and amortization expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our financial condition and operating results.

AS A RESULT OF THE ACQUISITION OF INTERSIL'S DISCRETE POWER BUSINESS, APPROXIMATELY 330 OF OUR EMPLOYEES ARE COVERED BY A COLLECTIVE BARGAINING AGREEMENT. OUR FAILURE TO INTEGRATE THESE EMPLOYEES SUCCESSFULLY COULD ADVERSELY AFFECT US.

    As of year end, none of our employees were covered by a collective bargaining agreement. As a result of the DPP Acquisition, approximately 330 of our employees are covered by a collective bargaining agreement. We cannot assure you that we will successfully integrate these new employees into our business or what effect, if any, their collective bargaining agreement will have on our employee relations generally.

PRODUCTION TIME AND THE OVERALL COST OF PRODUCTS COULD INCREASE IF WE WERE TO LOSE ONE OF OUR PRIMARY SUPPLIERS OR IF A PRIMARY SUPPLIER INCREASED THE PRICES OF RAW MATERIALS.

    Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In addition, we subcontract a portion of our wafer fabrication and assembly and test operations to other manufacturers, including Carsem, Amkor NS Electronics (Bangkok) Ltd., Samsung Electronics and Korea Micro Industry and, as a result of the acquisition of Intersil's discrete power business, ChipPAC, Inc. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

DELAYS IN BEGINNING PRODUCTION AT NEW FACILITIES, EXPANDING CAPACITY AT EXISTING FACILITIES, IMPLEMENTING NEW PRODUCTION TECHNIQUES, OR IN CURING PROBLEMS ASSOCIATED WITH TECHNICAL EQUIPMENT MALFUNCTIONS, ALL COULD

ADVERSELY AFFECT OUR MANUFACTURING EFFICIENCIES.

    Our manufacturing efficiency is an important factor in our profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields.

    In addition, we are currently engaged in an effort to expand capacity at our manufacturing facilities. As is common in the semiconductor industry, we have from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. As a consequence, we have suffered delays in product deliveries or reduced yields. We may experience delays or problems in bringing planned new manufacturing capacity to full production. We may also experience problems in achieving acceptable yields, or experience product delivery delays in the future with respect to existing or planned new capacity as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

A SIGNIFICANT PORTION OF OUR SALES ARE MADE BY DISTRIBUTORS WHO CAN TERMINATE THEIR RELATIONSHIPS WITH US WITH LITTLE OR NO NOTICE. THE TERMINATION OF A DISTRIBUTOR COULD REDUCE SALES AND RESULT IN INVENTORY RETURNS.

    Distributors accounted for 50.9% of our net sales for the year ended December 31, 2000. Our five domestic distributors accounted for 8.2% of our total net sales for the year ended December 31, 2000. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor's initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

THE SEMICONDUCTOR BUSINESS IS VERY COMPETITIVE AND INCREASED COMPETITION COULD REDUCE THE VALUE OF AN INVESTMENT IN OUR COMPANY.

    The semiconductor industry is, and the multi-market semiconductor product markets in particular are, highly competitive. Competition is based on price, product performance, quality, reliability and customer service. In addition, even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus are better able to pursue acquisition candidates and can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

THE COSTS TO OPERATE THE DISCRETE POWER PRODUCTS BUSINESS ACQUIRED FROM INTERSIL MAY INCREASE.

    Prior to our acquisition of the discrete power products business, Intersil operated that business as a division. During 2000, DPP incurred $34.4 million in costs for research and development, sales and marketing and general and administrative activities. These costs represent expenses incurred directly by DPP and charges allocated to it by Intersil. Although Intersil has agreed to provide certain of these services for a transition period under a transitional services agreement, DPP will need to obtain many of these services on an arm's length basis. We cannot assure you that we will be able to obtain similar services on comparable terms. In addition, although Intersil will aid us in integrating the DPP operations into our operations pursuant to the transitional services agreement, we may encounter unforeseen obstacles or costs in such integration.

WE ENTERED INTO A NUMBER OF LONG-TERM SUPPLY AND SUPPORT CONTRACTS WITH SAMSUNG ELECTRONICS IN CONNECTION WITH OUR ACQUISITION OF ITS POWER DEVICE BUSINESS IN 1999. ANY DECREASE IN THE PURCHASE REQUIREMENTS OF SAMSUNG ELECTRONICS OR THE INABILITY OF SAMSUNG ELECTRONICS TO MEET ITS CONTRACTUAL OBLIGATIONS COULD SUBSTANTIALLY REDUCE

OUR FINANCIAL PERFORMANCE.

    As a result of the acquisition of the power device business in 1999, we have numerous arrangements with Samsung Electronics, including arrangements relating to product sales, designation as a vendor to affiliated Samsung companies and other services. Any material adverse change in the purchase requirements of Samsung Electronics, in its ability to supply the agreed-upon services or in its ability to fulfill its other obligations could have a material adverse effect on our results of operations. Although historically the power device business generated significant revenues from the sale of products to affiliated Samsung companies, we cannot assure you that we will be able to sell products to affiliated Samsung companies or that the designation of the power device business as a vendor to those affiliated Samsung companies will generate any revenues for our company. Furthermore, under the Korean Fair Trade Law, the Fair Trade Commission may issue an order requiring a change in the terms and conditions of the agreements between us and Samsung Electronics if it concludes that Samsung Electronics has provided us with undue support or discriminated against our competitors.

THE POWER DEVICE BUSINESS SUBJECTS OUR COMPANY TO RISKS INHERENT IN DOING BUSINESS IN KOREA, INCLUDING LABOR RISK, POLITICAL RISK AND CURRENCY RISK.

    As a result of the acquisition of the power device business in 1999, we have significant operations in South Korea and are subject to risks associated with doing business in that country.

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

    The power device business' sales are denominated primarily in U.S. dollars while a significant portion of its costs of goods sold and its operating expenses are denominated in South Korean won. Although we have taken steps to fix the costs subject to currency fluctuations and to balance won revenues and won costs, a significant change in this balance, coupled with a significant change in the value of the won relative to the dollar, could have a material adverse effect on our financial performance and results of operations. In addition, an unfavorable change in the value of the won could require us to write down our won-denominated assets.

A CHANGE IN FOREIGN TAX LAWS OR A DIFFERENCE IN THE CONSTRUCTION OF CURRENT FOREIGN TAX LAWS BY RELEVANT FOREIGN AUTHORITIES COULD RESULT IN US NOT RECOGNIZING THE BENEFITS WE ANTICIPATED IN CONNECTION WITH THE TRANSACTION STRUCTURE USED TO CONSUMMATE THE ACQUISITION OF THE POWER DEVICE BUSINESS.

    The transaction structure we used for the acquisition of the power device business is based on assumptions about the various tax laws, including withholding tax, and other relevant laws of foreign jurisdictions. In addition, our Korean subsidiary was granted a ten-year tax holiday under Korean law in 1999. The first seven years are tax-free, followed by three years of income taxes at 50% of the statutory rate. In Calendar 2000, the tax holiday was extended such that the exemption amounts were increased to 75% in the eighth year and a 25% exemption was added to the eleventh year. If our assumptions about tax and other relevant laws are incorrect, or if foreign taxing jurisdictions were to change or modify the relevant laws, or if our Korean subsidiary were to lose its tax holiday, we could suffer adverse tax and other financial consequences or lose the benefits anticipated from the transaction structure we used to acquire that business.

OUR INTERNATIONAL OPERATIONS SUBJECT OUR COMPANY TO RISKS NOT FACED BY DOMESTIC COMPETITORS.

    Through our subsidiaries we maintain significant operations in the Philippines, Malaysia and South Korea and also operate facilities in China and Singapore. We also have sales offices and customers around the world. The following are risks inherent in doing business on an international level:

    -   changes in import duties;

    -   trade restrictions;

    -   transportation delays;

    -   work stoppages;

    -   economic and political instability;

    -   foreign currency fluctuations; and

    - the laws, including tax laws, and policies of the United States and of the countries in which we manufacture our products.

WE ARE SUBJECT TO MANY ENVIRONMENTAL LAWS AND REGULATIONS THAT COULD AFFECT OUR OPERATIONS OR RESULT IN SIGNIFICANT EXPENSES.

    Increasingly stringent environmental regulations restrict the amount and types of pollutants that can be released from our operations into the environment. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, compliance with these and any future regulations could require significant capital investments in pollution control equipment or changes in the way we make our products. In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of liabilities and claims, regardless of fault, resulting from accidental releases, including personal injury claims and civil and criminal fines, any of which could be material to our cash flow or earnings. For example:

    - we currently are remediating contamination at some of our operating plant sites;

    - we have been identified as a potentially responsible party at a number of Superfund sites where we (or our predecessors) disposed of wastes in the past; and

    - significant regulatory and public attention on the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs.

    Although most of our known environmental liabilities are covered by indemnities from Raytheon Company or National Semiconductor, these indemnities are limited to conditions that occurred prior to the consummation of those transactions. Moreover, we cannot assure you that their indemnity obligations to us for the covered liabilities will be adequate to protect us.

WE MAY NOT BE ABLE TO ATTRACT OR RETAIN THE TECHNICAL OR MANAGEMENT EMPLOYEES NECESSARY TO REMAIN COMPETITIVE IN OUR INDUSTRY.

    Our continued success depends on the retention and recruitment of skilled personnel, including technical, marketing, management and staff personnel. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees, is intense. There can be no assurance that we will be able to retain our current personnel or recruit the key personnel we require. In addition, we do not have employment agreements with most members of our senior management team.

A SUBSTANTIAL NUMBER OF SHARES OF OUR COMPANY'S COMMON STOCK ARE OWNED BY A LIMITED NUMBER OF PERSONS, AND THEIR INTERESTS MAY CONFLICT WITH YOUR INTERESTS.

    Court Square Capital Limited, which is one of our principal stockholders, and our directors and executive officers together own approximately 31.5% of the outstanding shares of our Class A Common Stock (including shares underlying vested options). By virtue of such stock ownership, such persons have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of its directors and amendment of our charter and bylaws. Such persons may exercise their influence over us in a manner detriment to the interests of our stockholders or bondholders. See "Principal Stockholders."

AFTER GIVING EFFECT TO THE DEBT OFFERING OF JANUARY 26, 2001 WE ARE A LEVERAGED COMPANY WITH A DEBT TO EQUITY RATIO OF 1.26 TO 1, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO GROW AND COMPETE.

    After giving effect to the debt offering dated January 26, 2001, as of December 31, 2000 we would have had total indebtedness of $1,055.2 million and a ratio of debt to equity of 1.26 to 1.

    Our substantial indebtedness could have important consequences. For example, it could:

    - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

    - increase the amount of our interest expense, because certain of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

    - increase our vulnerability to general adverse economic and industry conditions;

    - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

    - restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

    - make it more difficult for us to satisfy our obligations with respect to the instruments governing our indebtedness;

    - place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

    - limit, along with the financial and other restrictive covenants in our debt instruments, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.

DESPITE CURRENT INDEBTEDNESS LEVELS, WE MAY STILL BE ABLE TO INCUR SUBSTANTIALLY MORE INDEBTEDNESS. INCURRING MORE INDEBTEDNESS COULD EXACERBATE THE RISKS DESCRIBED ABOVE.

    We may be able to incur substantial additional indebtedness in the future. Although the terms of the indentures governing Fairchild Semiconductor Corporation's outstanding 10 1/8% Senior Subordinated Notes, its outstanding 10 3/8% Senior Subordinated Notes, its outstanding 10 1/2% Senior Subordinated Notes and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $300.0 million. As of December 31, 2000 we had $179.8 million available under this revolving credit facility. If new debt is added to our subsidiaries' current debt levels, the substantial risks described above would intensify.

WE MAY NOT BE ABLE TO GENERATE THE NECESSARY AMOUNT OF CASH TO SERVICE OUR INDEBTEDNESS, WHICH MAY REQUIRE US TO REFINANCE OUR INDEBTEDNESS OR DEFAULT ON OUR SCHEDULED DEBT PAYMENTS. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

    Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, because our senior credit facility has variable interest rates, the cost of those borrowings will increase if market interest rates increase. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We cannot assure you that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESTRICTIONS IMPOSED BY THE CREDIT AGREEMENT RELATING TO OUR SENIOR CREDIT FACILITY, THE INDENTURES GOVERNING FAIRCHILD SEMICONDUCTOR CORPORATION'S 10 1/8% SENIOR SUBORDINATED NOTES, ITS 10 3/8% SENIOR SUBORDINATED NOTES, AND ITS 10 1/2% SENIOR SUBORDINATED

NOTES RESTRICT OR PROHIBIT OUR ABILITY TO ENGAGE IN OR ENTER INTO SOME BUSINESS OPERATING AND FINANCING ARRANGEMENTS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO TAKE ADVANTAGE OF POTENTIALLY PROFITABLE BUSINESS OPPORTUNITIES.

    The operating and financial restrictions and covenants in our debt instruments, such as the credit agreement relating to our senior credit facility, the indenture governing Fairchild Semiconductor Corporation's 10 1/2% Senior Subordinated Notes, the indenture governing its 10 1/8% Senior Subordinated Notes, the indenture governing its 10 3/8% Senior Subordinated Notes may limit our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. Our debt instruments impose significant operating and financial restrictions on us that affect our ability to incur additional indebtedness or create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, make investments or engage in other business activities. These restrictions could place us at a disadvantage relative to competitors not subject to such limitations.

    In addition, the senior credit facility contains other and more restrictive covenants and prohibits us from prepaying our other indebtedness. The senior credit facility also requires us to maintain specified financial ratios. These financial ratios become more restrictive over the life of the senior credit facility. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

ITEM 2.  PROPERTIES

    In the United States, our corporate headquarters are located in approximately 120,000 square feet of leased space in South Portland, Maine. Additionally, we have wafer fabrication operations currently located in approximately 240,000 square feet of space in properties that we own in South Portland, Maine. Additional manufacturing, warehouse and office facilities are housed in approximately 300,000 square feet of space in properties that we own in Salt Lake City, Utah. We have manufacturing, warehouse and office facilities located in approximately 55,000 square feet of leased space in Loveland, Colorado. Additional office space is located in leased facilities in South Portland, Maine, Irving, Texas, and San Jose, Sunnyvale and Carlsbad, California.

    We transferred our analog wafer fabrication capability from our Mountain View, California facility to our South Portland, Maine facility. On April 23, 1999, we sold our Mountain View property for approximately $35.7 million. The sale price was subject to (1) a $3.5 million holdback, which was paid to Fairchild in February 2000; and (2) a $500,000 deposit which was placed into an escrow account and which was released to us upon the demolition of the existing structures on the Mountain View property on January 17, 2001. In connection with the sale of the Mountain View property, we entered into an agreement to lease back the property. We paid monthly rent of $125,000 under the lease, which expired on December 31, 2000.

     As part of the acquisition of Intersil's discrete power products business, we obtained a 450,000 square foot manufacturing facility in Mountaintop, Pennsylvania.

    In Asia, we own or lease approximately 35,000 square feet, 70,000 square feet, 397,000 square feet, 170,000 square feet and 766,000 square feet of manufacturing, office and warehouse space in Wuxi, China, Kuala Lumpur, Malaysia, Penang, Malaysia, Cebu, the Philippines and Puchon, South Korea, respectively. Leases affecting the Penang and Cebu facilities are generally in the form of long-term ground leases, while we own improvements on the land. The initial terms of these leases will expire beginning in 2014. In some cases we have the option to renew the lease term, while in others we have the option to purchase the leased premises. We lease additional warehouse space in Singapore.

    We maintain regional sales offices in leased space in Wooton-Bassett, England, Kowloon, Hong Kong, and Tokyo, Japan. In addition, we maintain smaller sales offices in leased space around the world.

    We believe that our facilities around the world, whether owned or leased, are well-maintained. Our manufacturing facilities contain sufficient productive capacity to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    We are a defendant in a patent infringement lawsuit filed by Siliconix Incorporated in the United States District Court for the Northern District of California. The complaint filed in the suit alleges that some of our products infringe two Siliconix patents and claims an unspecified amount of damages. We intend to continue contesting these claims vigorously.

    We are a defendant in a patent infringement lawsuit filed by U.S. Philips Corporation in the United States District Court for the Southern District of New York. The complaint filed in the suit alleges that some of our products infringe one Philips patent and claims an unspecified amount of damages. We intend to continue investigating these allegations and contesting these claims vigorously.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the period beginning October 2, 2000 and ending on December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Class A Common Stock began trading on the New York Stock Exchange ("NYSE") on August 4, 1999 under the trading symbol "FCS". There is no established public trading market for our Class B Common Stock. The following table sets forth for the periods indicated the high and low sales prices per share of Fairchild Semiconductor International, Inc. Class A Common Stock, as reported by the NYSE:

                                                           HIGH           LOW
                                                           -----         -----
CALENDAR 2000
-------------
Fourth Quarter
  (from October 2 to December 31, 2000)                    $29.25        $11.19

Third Quarter
  (from July 3 to October 1, 2000)                         $42.75        $27.50

Second Quarter
  (from April 3, to July 2, 2000)                          $49.50        $31.25

First Quarter
  (from December 27, 1999 to April 2, 2000)                $44.94        $25.38

STUB YEAR 1999
--------------
Remainder of Stub Year 1999
  (from November 29 to December 26, 1999)                  $34.13        $24.75

Second Quarter
  (from August 30 to November 28, 1999)                    $32.00        $19.50

First Quarter
  (from August 4, 1999 to August 29, 1999)                 $28.50        $18.50

     As of March 9, 2001, there were approximately 330 holders of record of our Class A Common Stock and no holders of our Class B Common Stock. We have not paid dividends on our Common Stock and have no present intention of so doing. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make.

ITEM 6.  SELECTED FINANCIAL DATA

     The information appearing under the caption "Selected Financial Data" on page 14 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 to 28 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 27 of the 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, related notes and independent auditors' report appearing on pages 29 to 58 of the 2000 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors set forth under the caption "Proposal 1 - Election of Directors" appearing in Fairchild International's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 25, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000 (the "2001 Proxy Statement"), is incorporated herein by reference.

         The information regarding executive officers set forth under the caption "Executive Officers of Fairchild International" in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN HOLDERS AND MANAGEMENT

         The information set forth under the caption "Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Relationships and Related Transactions" in the 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) FINANCIAL STATEMENTS. The following financial statements are included in Fairchild International's 2000 Annual Report to Stockholders and are incorporated herein by reference.

         Consolidated Balance Sheets as of December 31, 2000 and December 26, 1999.

         Consolidated Statements of Operations for the year ended December 31, 2000, the seven months ended December 26, 1999 and for the fiscal years ended May 30, 1999 and May 31, 1998.

         Consolidated Statements of Stockholders' Equity (Deficit) for the year ended December 31, 2000, the seven months ended December 26, 1999 and for the fiscal years ended May 30, 1999 and May 31, 1998.

         Consolidated Statements of Cash Flows for the year ended December 31, 2000, the seven months ended December 26, 1999 and for the fiscal years ended May 30, 1999 and May 31, 1998.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

             (2) FINANCIAL STATEMENT SCHEDULES. Financial statement schedules are listed under Item 14(c) in this Annual Report.

             (3) LIST OF EXHIBITS. See the Exhibit Index beginning on page 25 in this Annual Report.

         (b) REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the Company during the period beginning October 2, 2000 and ending on December 31, 2000.

          (c)     FINANCIAL STATEMENT SCHEDULES.
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
Fairchild Semiconductor International, Inc.

Under date of January 31, 2001, we reported on the consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 31, 2000 and December 26, 1999, the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the year ended December 31, 2000, the seven months ended December 26, 1999 and for each of the years in the two-year period ended May 30, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(c). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                              KPMG LLP

BOSTON, MASSACHUSETTS
JANUARY 31, 2001

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS.

                                                   Deferred tax
                                      Returns and   valuation
 Description                          Allowances    allowance      Total
                                      -----------  ------------    -----
                                                  (in millions)

Balances at May 25, 1997                 15.9         30.7         46.6

Charged to costs and expenses            41.8         --           41.8
Deductions                              (45.5)        --          (45.5)
Charged to other accounts (1)             2.0         --            2.0
                                      -------      -------      -------
Balances at May 31, 1998                 14.2         30.7         44.9

Charged to costs and expenses            29.8         32.0         61.8
Deductions                              (34.9)        --          (34.9)
Charged to other accounts (1)             0.1         --            0.1
                                      -------      -------      -------
Balances at May 30, 1999                  9.2         62.7         71.9

Charged to costs and expenses            20.4         17.6         38.0
Deductions                              (15.9)        --          (15.9)
                                      -------      -------      -------
Balances at December 26, 1999            13.7         80.3         94.0

Charged to costs and expenses            32.0        (67.4)       (56.8)
Balance of acquired company (2)          --            1.3          1.3
Deductions                              (28.2)        --           (9.0)
Charged to other accounts (2)             0.8        (12.9)       (12.1)
                                      -------      -------      -------
Balances at December 31, 2000         $  18.3      $   1.3      $  17.4
                                      =======      =======      =======


----------

(1) These amounts represent valuation reserves obtained through the acquisitions of Raytheon Semiconductor and the power device business for $2.0 million and $0.1 million, respectively.

(2) For returns and allowances, these amounts represent reserves obtained through the acquisiton of QT Optoelectronics, Inc. For deferred tax valuation allowance, these amounts represent income taxes credited directly to stockholders' equity, and $1.3 million in valuation reserves obtained through the QT Optoelectronics, Inc. acquisition.

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

                                    FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                                    By:   /s/ KIRK P. POND
                                          -------------------------------------
                                          Kirk P. Pond
                                          President and Chief Executive Officer


Date:    March 26, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                           Title                                       Date
        ---------                                           -----                                       ----
                                                Chairman of the Board of Directors,
                                                President and Chief Executive Officer
/s/ KIRK P. POND                                (Principal Executive Officer)                        March 26, 2001
------------------------------
Kirk P. Pond
                                                Executive Vice President,
                                                Chief Financial Officer and Director
/s/ JOSEPH R. MARTIN                            (Principal Financial Officer)                        March 26, 2001
------------------------------
Joseph R. Martin
                                                Vice President,
                                                Corporate Controller
/s/ DAVID A. HENRY                              (Principal Accounting Officer)                       March 26, 2001
------------------------------
David A. Henry


/s/ WILLIAM N. STOUT                            Director                                             March 26, 2001
------------------------------
William N. Stout


                                                Director
------------------------------
Richard M. Cashin, Jr.


/s/ PAUL C. SCHORR IV                           Director                                             March 26, 2001
------------------------------
Paul C. Schorr, IV


/s/ RONALD W. SHELLY                            Director                                             March 26, 2001
------------------------------
Ronald W. Shelly


/s/ CHARLES M. CLOUGH                           Director                                             March 26, 2001
------------------------------
Charles M. Clough

                                  EXHIBIT INDEX

   EXHIBIT
     NO.                               DESCRIPTION
--------------------------------------------------------------------------------


                                  EXHIBIT INDEX

        EXHIBIT        DESCRIPTION
         NO.
         2.01 Asset Purchase Agreement, dated as of March 11, 1997, between Fairchild Semiconductor Corporation and National Semiconductor Corporation. (1)

         2.02 Acquisition Agreement, dated November 25, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company. (2)

         2.03 Amendment No. 1 to Acquisition Agreement, dated December 29, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company. (2)

         2.04 Business Transfer Agreement, dated December 20, 1998, between Samsung Electronics Co., Ltd. and Fairchild Semiconductor Corporation. (3)

         2.05 Closing Agreement, dated April 13, 1999, among Samsung Electronics Co. Ltd., Fairchild Korea Semiconductor Ltd. and Fairchild Semiconductor Corporation. (3)

         2.06 Asset Purchase Agreement, dated as of January 20, 2001, among Intersil Corporation, Intersil (PA) LLC and Fairchild Semiconductor Corporation and Amendment No. 1 thereto dated as of March 16, 2001.

         3.01     Restated Certificate of Incorporation. (4)

         3.02 Certificate of Amendment to Restated Certificate of Incorporation. (5)

         3.03     Restated Bylaws. (6)

         4.01 The relevant portions of the Restated Certificate of Incorporation, as amended. (included in Exhibits 3.01 and 3.02)

         4.02 The relevant portions of the Restated Bylaws. (included in Exhibit 3.03)

         4.03 Registration Rights Agreement, dated March 11, 1997, among Fairchild Semiconductor International, Inc., Sterling Holding Company, LLC, National Semiconductor Corporation and certain management investors. (7)

         4.04 Indenture, dated as of March 11, 1997, relating to $300,000,000 aggregate principal amount of 10-1/8% Senior Subordinated Notes due 2007, among Fairchild Semiconductor Corporation, as Issuer, Fairchild Semiconductor International, Inc., as Guarantor and United States Trust Company of New York, as Trustee. (1)

         4.05 Form of 10-1/8% Senior Subordinated Notes due 2007. (included in Exhibit 4.04)

         4.06 Indenture, dated as of April 7, 1999, relating to $300,000,000 aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2007, among Fairchild Semiconductor Corporation, as Issuer, Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation of California, as Guarantors, and United States Trust Company of New York, as Trustee. (7)

         4.07 Form of 10-3/8% Senior Subordinated Notes due 2007. (included in Exhibit 4.06)

         4.08 Indenture, dated as of January 31, 2001, relating to $350,000,000 aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2009, among Fairchild Semiconductor Corporation, as Issuer, Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation of California, QT Optoelectronics, Inc., QT Optoelectronics, KOTA Microcircuits, Inc., as Guarantors, and United States Trust Company of New York, as Trustee.

         4.09 Form of 10-1/2% Senior Subordinated Notes due 2009. (included in Exhibit 4.08)

         4.10 Registration Rights Agreement, dated January 26, 2001, among Fairchild Semiconductor Corporation, Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation of California, QT Optoelectronics, Inc., QT Optoelectronics, KOTA Microcircuits, Inc., Credit Suisse First Boston Corporation, Lehman Brothers Inc., Deutsche Bank Alex. Brown Inc. and Fleet Securities Inc.

         10.01 Technology Licensing and Transfer Agreement, dated March 11, 1997 between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (8)

         10.02 Environmental Side Letter, dated March 11, 1997 between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (1)

         10.03    Fairchild Benefit Restoration Plan. (1)

         10.04    Fairchild Incentive Plan (1)

         10.05    FSC Semiconductor Corporation Executive Officer Incentive
                  Plan. (1)

         10.06 Fairchild Semiconductor International, Inc. Amended and Restated Stock Option Plan. (4)

         10.07 Fairchild Semiconductor International, Inc. 2000 Stock Option Plan. (9)

         10.08 Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan. (9)

         10.09 Form of Executive Stock Option Agreement, under the 2000 Executive Stock Option Plan, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer. (9)

         10.10 Form of Executive Stock Option Agreement, under the 2000 Executive Stock Option Plan, between Fairchild Semiconductor International, Inc. and each of Jerry M. Baker and Keith Jackson. (9)

         10.11    Fairchild Semiconductor International, Inc. 2001 Stock Option
                  Plan.

         10.12 Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Kirk P. Pond. (9)

         10.13 Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Joseph R. Martin. (9)

         10.14 Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Daniel E. Boxer. (9)

         10.15 Product Supply Agreement, dated April 13, 1999, between Samsung Electronics Co., Ltd. and Fairchild Korea Semiconductor Ltd. (7)

         10.16 Foundry Sale Agreement dated April 13, 1999 between Samsung Electronics and Fairchild Korea Semiconductor Ltd. (7)

         10.17 Intellectual Property License Agreement dated April 13, 1999 Between Samsung Electronics and Fairchild Korea Semiconductor Ltd. (7)

         10.18 Assembly and Test Services Agreement (Onyang) dated April 13, 1999 between Samsung Electronics and Fairchild Korea Semiconductor Ltd. (7)

         10.19 Assembly and Test Services Agreement (Suzhou) dated April 13, 1999 between SESS Electronics Suzhou Semiconductor Co., Ltd. and Fairchild Korea Semiconductor Ltd. (7)

         10.20 EPI Services Agreement dated April 13, 1999 between Samsung Electronics and Fairchild Korea Semiconductor Ltd. (7)

         10.21 Fairchild Executive Incentive Plan, as amended and restated, effective June 1, 1998 (7)

         10.22 Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company (2)

         10.23 Credit Agreement, dated as of June 6, 2000, among Fairchild Semiconductor Corporation, Fairchild Semiconductor International, Inc., the leaders named therein and Credit Suisse First Boston Corporation, Fleet National Bank and ABN Amro NV. (9)

         13.01 2000 Annual Report to Stockholders (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K).

         21.01    Subsidiaries.

         23.01    Consent of KPMG LLP


----------------------------

         (1) Incorporated by reference from Fairchild Semiconductor Corporation's Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).

         (2) Incorporated by reference from Fairchild Semiconductor International, Inc.'s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.

         (3) Incorporated by reference from Fairchild Semiconductor International, Inc.'s Current Report on Form 8-K, dated April 13, 1999, filed April 27, 1999.

         (4) Incorporated by reference from Fairchild Semiconductor International Inc.'s Annual Report on Form 10-K for the fiscal year ended May 30, 1999, filed August 27, 1999.

         (5) Incorporated by reference from Fairchild Semiconductor International Inc.'s Registration Statement on Form S-8, filed June 29, 2000 (File No. 333-40412).

         (6) Incorporated by reference from Fairchild Semiconductor International, Inc.'s Registration Statement on Form S-4, filed March 23, 2000 (File No. 333-33082).

         (7) Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.'s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).

         (8) Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation's Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).

         (9) Incorporated by reference from Fairchild International's Annual Report on Form 10-K for the fiscal year ended May 30, 1999, filed August 27, 1999.

         (10) Incorporated by reference from Fairchild Semiconductor International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.