Form 10-Q
period 2001-04-01
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2001-05-14
CIK 1036960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

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

     The number of shares outstanding of the issuer's classes of common stock as of the close of business on May 7, 2001:

                   TITLE OF EACH CLASS                      NUMBER OF SHARES
                   -------------------                      ----------------
Class A Common Stock, par value $.01 per share............     99,455,734
Class B Common Stock, par value $.01 per share............              0

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of April 1, 2001
         (Unaudited) and December 31, 2000...........................    3
         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three Months Ended April 1, 2001 and April 2,
         2000........................................................    4
         Condensed Consolidated Statements of Comprehensive Income
         (Unaudited) for the Three Months Ended April 1, 2001 and
         April 2, 2000...............................................    5
         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Three Months Ended April 1, 2001 and April 2,
         2000........................................................    6
         Notes to Condensed Consolidated Financial Statements
         (Unaudited).................................................    7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   17
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   29

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   30
Item 6.  Exhibits and Reports on Form 8-K............................   30
SIGNATURE............................................................   31

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                               APRIL 1,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $  377.6        $  401.8
  Accounts receivable, net..................................      195.1           225.0
  Inventories...............................................      244.1           192.8
  Deferred income taxes.....................................       47.3            47.3
  Other current assets......................................        8.6             9.5
                                                               --------        --------
          Total current assets..............................      872.7           876.4
Property, plant and equipment, net..........................      684.9           596.6
Intangible assets, net......................................      514.8           298.1
Other assets................................................       83.9            66.4
                                                               --------        --------
          Total assets......................................   $2,156.3        $1,837.5
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  137.6        $  155.3
  Accrued expenses and other current liabilities............      115.8           136.9
                                                               --------        --------
          Total current liabilities.........................      253.4           292.2
Long-term debt..............................................    1,059.1           705.2
Other liabilities...........................................        3.1             2.4
                                                               --------        --------
          Total liabilities.................................    1,315.6           999.8
Commitments and contingencies Stockholders' equity:
  Class A common stock......................................        1.0             0.8
  Class B common stock......................................         --             0.2
  Additional paid-in capital................................      801.4           801.1
  Retained earnings.........................................       43.4            41.8
  Accumulated other comprehensive income....................        2.3              --
  Less treasury stock at cost...............................       (7.4)           (6.2)
                                                               --------        --------
          Total stockholders' equity........................      840.7           837.7
                                                               --------        --------
          Total liabilities and stockholders' equity........   $2,156.3        $1,837.5
                                                               ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              APRIL 1,      APRIL 2,
                                                                2001          2000
                                                              --------      --------
Revenue:
  Net sales -- trade........................................   $367.8        $368.9
  Contract manufacturing....................................     17.5          32.8
                                                               ------        ------
          Total revenue.....................................    385.3         401.7
Operating expenses:
  Cost of sales -- trade....................................    255.0         244.5
  Cost of contract manufacturing............................     12.2          20.0
  Research and development..................................     23.5          17.8
  Selling, general and administrative.......................     53.7          53.4
  Purchased in-process research and development.............     12.8            --
  Restructuring and impairments.............................      9.5          (5.6)
                                                               ------        ------
          Total operating expenses..........................    366.7         330.1
                                                               ------        ------
Operating income............................................     18.6          71.6
Interest expense............................................     23.9          20.8
Interest income.............................................     (7.4)         (4.0)
                                                               ------        ------
Income before income taxes..................................      2.1          54.8
Provision for income taxes..................................      0.5           4.8
                                                               ------        ------
Net income..................................................   $  1.6        $ 50.0
                                                               ======        ======
Net income per common share:
  Basic.....................................................   $ 0.02        $ 0.53
                                                               ======        ======
  Diluted...................................................   $ 0.02        $ 0.51
                                                               ======        ======
Weighted average common shares:
  Basic.....................................................     99.3          94.2
                                                               ======        ======
  Diluted...................................................    101.2          98.7
                                                               ======        ======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (IN MILLIONS) (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                              ------------------------
                                                              APRIL 1,        APRIL 2,
                                                                2001            2000
                                                              --------        --------
Net Income..................................................    $1.6           $50.0
Other comprehensive income, net of tax:
  Unrealized gain on derivative instrument..................     2.3              --
                                                                ----           -----
Comprehensive income........................................    $3.9           $50.0
                                                                ====           =====

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN MILLIONS) (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 2,
                                                                2001        2000
                                                              --------    --------
Cash flows from operating activities:
  Net income................................................  $   1.6      $ 50.0
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Amortization of deferred compensation................      0.7         0.9
       Depreciation and amortization........................     39.8        37.5
       Restructuring, net of cash expended..................      8.7        (2.1)
       Loss on disposal of fixed assets.....................      0.6         0.8
       Non-cash interest expense............................      1.0         1.0
       Purchased in-process research and development........     12.8          --
       Deferred income taxes................................     (2.4)       (0.1)

  Changes in operating assets, liabilities, net of effects
     of acquisitions:
       Accounts receivable..................................     26.1       (15.2)
       Inventories..........................................    (19.4)       (4.7)
       Other current assets.................................     10.1        (2.8)
       Accounts payable.....................................    (17.7)      (12.4)
       Accrued expenses and other current liabilities.......    (24.1)       (7.0)
       Other assets and liabilities, net....................     (4.6)       (1.6)
                                                              -------      ------
          Cash provided by operating activities.............     33.2        44.3
                                                              -------      ------
Investing activities:
  Capital expenditures......................................    (47.4)      (37.6)
  Purchase of molds and tooling.............................     (1.1)       (0.6)
  Purchase of long-term investments.........................     (3.5)         --
  Acquisitions, net of cash acquired........................   (343.1)         --
                                                              -------      ------
          Cash used in investing activities.................   (395.1)      (38.2)
                                                              -------      ------
Financing activities:
  Repayment of long-term debt...............................       --        (0.8)
  Issuance of long-term debt................................    350.0          --
  Proceeds from issuance of common stock and from issuance
     of stock options, net..................................      1.8       241.0
  Purchase of treasury stock................................     (3.4)         --
  Debt issuance costs.......................................    (10.7)         --
                                                              -------      ------
          Cash provided by financing activities.............    337.7       240.2
                                                              -------      ------
Net change in cash and cash equivalents.....................    (24.2)      246.3
Cash and cash equivalents at beginning of period............    401.8       138.7
                                                              -------      ------
Cash and cash equivalents at end of period..................  $ 377.6      $385.0
                                                              =======      ======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The Condensed Consolidated Balance Sheets of Fairchild Semiconductor International, Inc. (the "Company") as of April 1, 2001 and December 31, 2000, and the Condensed Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the three months ended April 1, 2001 and April 2, 2000, were prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations of the Company. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

     Certain prior period amounts have been reclassified to conform to their current presentation.

NOTE 2 -- INVENTORIES

     The components of inventories are as follows:

                                                              APRIL 1,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
                                                                   (IN MILLIONS)
Raw materials...............................................   $ 31.1        $ 24.8
Work in process.............................................    163.3         123.9
Finished goods..............................................     49.7          44.1
                                                               ------        ------
          Total inventories.................................   $244.1        $192.8
                                                               ======        ======

NOTE 3 -- COMPUTATION OF NET INCOME PER SHARE

     Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. There were 9,423,257 anti-dilutive common stock options outstanding at April 1, 2001 and none at April 2, 2000.

     The following table reconciles basic to diluted weighted average shares outstanding:

                                                                  THREE MONTHS
                                                                     ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 2,
                                                                2001        2000
                                                              --------    --------
                                                                 (IN MILLIONS)
Basic weighted average common shares outstanding............    99.3        94.2
Net effect of dilutive stock options based on the treasury
  stock method using the average market price...............     1.9         4.5
                                                               -----        ----
Diluted weighted average common shares outstanding..........   101.2        98.7
                                                               =====        ====

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  THREE MONTHS
                                                                     ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 2,
                                                                2001        2000
                                                              --------    --------
                                                                 (IN MILLIONS)
Cash paid for:
  Income taxes..............................................   $ 3.2       $ 1.5
                                                               =====       =====
  Interest..................................................   $18.0       $19.2
                                                               =====       =====

NOTE 5 -- ACQUISITIONS

     On March 16, 2001, the Company completed its acquisition of the discrete power products business of Intersil Corporation (DPP) for a purchase price of approximately $343.1 million in cash, including related acquisition expenses. DPP is a leading provider of silicon-based discrete power devices for the computer, communications, industrial, automotive, and space and defense end-user markets. The transaction was accounted for as a purchase and DPP's results of operations since the date of acquisition have been included in the accompanying statement of operations. In connection with the DPP acquisition, the Company recorded a non-recurring charge of $12.8 million for in-process research and development. The remaining purchase price in excess of the fair value of tangible and identifiable intangible assets was allocated to goodwill. Intangible assets have been assigned lives ranging from three to fifteen years.

NOTE 6 -- SEGMENT INFORMATION

     The Company is currently organized into three reportable segments: Analog and Mixed Signal Products Group (Analog), Discrete Products Group (Discrete) and Interface and Logic Products Group (Interface and Logic). The operating results for DPP are included within the Discrete reporting segment.

     The Company has determined that its Configurable Products business unit (formerly known as the Non-Volatile Memory Division which was reported as a separate segment) and its Optoelectronics Group do not meet the threshold for a separate reportable segment under SFAS No. 131, and accordingly these segments' results are included as part of the "Other" category for all periods presented. The Company's contract manufacturing business is not a separate reportable segment and its results are recorded together with the Configurable Products business unit and the Optoelectronics Group in the "Other" category. Management evaluates the contract manufacturing business differently than its other operating segments, due in large part to the fact that it is predominantly driven by contractual agreements for limited time periods, entered into with the Company's former parent National Semiconductor and Samsung Electronics.

     Selected operating segment financial information for the three months ended April 1, 2001 and April 2, 2000 is as follows:

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 2,
                                                                2001        2000
                                                              --------    --------
                                                                 (IN MILLIONS)
REVENUE:
Analog......................................................   $ 83.7      $ 86.4
Discrete....................................................    155.2       174.3
Interface and Logic.........................................     92.1        93.5
Other (1)...................................................     54.3        47.5
                                                               ------      ------
     Total..................................................   $385.3      $401.7
                                                               ======      ======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              APRIL 1,    APRIL 2,
                                                                2001        2000
                                                              --------    --------
                                                                 (IN MILLIONS)
OPERATING INCOME:
Analog......................................................   $  4.1      $10.1
Discrete....................................................     12.3       25.8
Interface and Logic.........................................     21.2       16.8
Other (1)...................................................      3.3       13.3
                                                               ------      -----
Subtotal....................................................     40.9       66.0
Purchased in-process research and development...............    (12.8)        --
Restructuring and impairments...............................     (9.5)       5.6
                                                               ------      -----
     Total..................................................   $ 18.6      $71.6
                                                               ======      =====

---------------
(1) Other includes revenues and operating income from contract manufacturing activities disclosed in the Company's statements of operations. The Company allocates no other costs to its contract manufacturing business other than those separately shown in the statements of operations.

NOTE 7 -- RESTRUCTURING AND IMPAIRMENTS

     During the first quarter of 2001, the Company recorded a pre-tax restructuring charge of $9.5 million. The restructuring charge consisted of $8.3 million related to non-cash asset impairments and $1.2 million of employee separation costs. The asset impairments relate to the consolidation of the five-inch wafer fabrication line in South Portland, Maine. The employee separation costs relate primarily to severance and other benefits associated with approximately 300 salaried, hourly and temporary employees severed in Cebu, the Philippines.

     During the first quarter of 2000, the Company recorded a pre-tax restructuring gain of approximately $5.6 million. During the first quarter of 2000, the Company re-evaluated and subsequently adjusted its non-cash restructuring accruals based upon final execution of several of its plans. This resulted in a one-time gain of $2.1 million. The Company also recorded a one-time gain of $3.5 million for additional funds received in connection with the sale of its former Mountain View, California facility.

NOTE 8 -- EQUITY

     Effective March 7, 2001, one of the Company's principal stockholders converted its 17,281,000 shares of Class B into an equal number of to Class A Common Stock. As a result, no Class B shares were outstanding at April 1, 2001. Total common shares outstanding were not affected by this transaction. Shares of the Company's Class A Common Stock and Class B Common Stock are identical in all respects, except that Class B shares have no voting rights, other than as provided by law, and there is no public market for Class B shares.

NOTE 9 -- LONG-TERM DEBT

     In connection with the financing of the DPP acquisition (See Note 5), on January 31, 2001, the Company's principal operating subsidiary, Fairchild Semiconductor Corporation, completed a private offering of $350.0 million of 10 1/2% senior subordinated notes (the "10 1/2% Notes"). Interest on the notes will be paid semi-annually on February 1 and August 1 of each year commencing on August 1, 2001. The 10 1/2% Notes are unsecured and are subordinated to all existing and future senior indebtedness of the Company. The Company may redeem the notes on or after February 1, 2005. Prior to February 1, 2004, the Company may redeem up to 35% of the 10 1/2% Notes from the proceeds of certain equity offerings. Net proceeds from this debt issuance, after deducting the underwriting discount and offering expenses of approximately $10.7 million, were $339.3 million.

     Beginning on April 30, 2001, the Company initiated an exchange offer for all of the outstanding 10 1/2% Senior Subordinated Notes. The new notes will be substantially identical to the terms of the outstanding notes,

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES except that certain transfer restrictions, registration rights and liquidated damages provisions relating to the outstanding notes will not apply.

     The Company's senior credit facility and the indentures governing the 10 1/8% Senior Subordinated Notes, 10 3/8% Senior Subordinated Notes and 10 1/2% Senior Subordinated Notes impose various restrictions and covenants. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales and limitations on incurring indebtedness, among other restrictions. The covenants relating to financial ratios include minimum fixed charge and interest coverage ratios and a maximum leverage ratio. The senior credit facility also limits the Company's ability to modify the certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. In addition, the senior credit facility, the indenture governing the 10 1/8% Senior Subordinated Notes, the 10 3/8% Senior Subordinated Notes and the 10 1/2% Senior Subordinated Notes contain additional restrictions limiting the ability of the Company's subsidiaries to pay dividends or make advances to the Company.

NOTE 10 -- DERIVATIVES

     Effective January 1, 2001, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, and SFAS 138, which modified certain provisions of SFAS 133. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income
(OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The Company uses derivative instruments to manage exposures to foreign currencies. Certain forecasted transactions are exposed to foreign currency risks. The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro and the Japanese yen. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, had no impact on earnings for the three months ended April 1, 2001. No cash flow hedges were derecognized or discontinued for the three months ended April 1, 2001.

     Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted revenue is recognized. The Company estimates that the entire $2.3 million of net derivative gains included in OCI will be reclassified into earnings within the next twelve months.

     The adoption of SFAS 133 and SFAS 138 on January 1, 2001, resulted in no cumulative adjustment to income or OCI as no cash flow derivative instruments were outstanding at December 31, 2000.

NOTE 11 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

     The Company operates through its wholly-owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly-owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation's subsidiaries are guarantors under the 10 1/8%, 10 3/8% and 10 1/2% Senior Subordinated Notes. These guaranties are full and unconditional. In addition, all guaranties are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild International as of April 1, 2001 and December 31, 2000 and related condensed consolidating statements of operations and cash flows for the three months ended April 1, 2001 and April 2, 2000.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  (UNAUDITED)

                                                                         APRIL 1, 2001
                            -------------------------------------------------------------------------------------------------------
                              UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                                 FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                               SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                            INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                            -------------------   --------------   ------------   ------------   ------------   -------------------
ASSETS
Current assets:
  Cash and cash
    equivalents...........        $   --             $  362.2         $  1.2         $ 14.2       $      --          $  377.6
  Accounts receivable,
    net...................            --                 40.9            7.0          147.2              --             195.1
  Inventories.............            --                113.0           50.2           80.9              --             244.1
  Deferred income taxes...            --                 46.5            0.8             --              --              47.3
  Other current assets....            --                  4.0            0.1            6.9              --              11.0
                                  ------             --------         ------         ------       ---------          --------
         Total current
           assets.........            --                566.6           59.3          249.2              --             875.1
Property, plant and
  equipment, net..........            --                258.3           80.0          346.6              --             684.9
Intangible assets, net....            --                  9.9          319.0          185.9              --             514.8
Investment in
  subsidiary..............         832.4                932.9          148.7             --        (1,914.0)               --
Other assets..............           5.9                 52.6            7.7           15.3              --              81.5
                                  ------             --------         ------         ------       ---------          --------
         Total assets.....        $838.3             $1,820.3         $614.7         $797.0       $(1,914.0)         $2,156.3
                                  ======             ========         ======         ======       =========          ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........        $   --             $   77.5         $  2.2         $ 57.9       $      --          $  137.6
  Accrued expenses and
    other current
    liabilities...........            --                 66.0            5.3           44.5              --             115.8
                                  ------             --------         ------         ------       ---------          --------
         Total current
           liabilities....            --                143.5            7.5          102.4              --             253.4
Long-term debt............            --              1,059.1             --             --              --           1,059.1
Net intercompany
  (receivable) payable....            --               (213.9)           9.2          204.7              --                --
Other liabilities.........            --                 (1.0)          (0.5)           4.6              --               3.1
                                  ------             --------         ------         ------       ---------          --------
         Total
           liabilities....            --                987.7           16.2          311.7              --           1,315.6
                                  ------             --------         ------         ------       ---------          --------
Commitments and
  contingencies
Stockholders' equity:
  Class A common stock....           1.0                   --             --             --              --               1.0
  Class B common stock....            --                   --             --             --              --                --
  Additional paid-in
    capital...............         801.4                   --             --             --              --             801.4
  Retained earnings.......          43.3                830.3          598.5          485.3        (1,914.0)             43.4
  Accumulated other
    comprehensive
    income................            --                  2.3             --             --              --               2.3
  Less treasury stock (at
    cost).................          (7.4)                  --             --             --              --              (7.4)
                                  ------             --------         ------         ------       ---------          --------
         Total
           stockholders'
           equity.........         838.3                832.6          598.5          485.3        (1,914.0)            840.7
                                  ------             --------         ------         ------       ---------          --------
         Total liabilities
           and
           stockholders'
           equity.........        $838.3             $1,820.3         $614.7         $797.0       $(1,914.0)         $2,156.3
                                  ======             ========         ======         ======       =========          ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED APRIL 1, 2001
                             -------------------------------------------------------------------------------------------------------
                               UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                                  FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                                SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                             INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                             -------------------   --------------   ------------   ------------   ------------   -------------------
Revenue:
  Net sales -- trade.......         $  --              $ 76.6          $  7.5         $283.7        $    --            $367.8
  Net sales --
    intercompany...........            --               230.7            20.1           91.8         (342.6)               --
  Contract manufacturing...            --                16.0              --            1.5             --              17.5
                                    -----              ------          ------         ------        -------            ------
         Total revenue.....            --               323.3            27.6          377.0         (342.6)            385.3
Operating expenses:
  Cost of sales............            --                35.9             9.3          209.8             --             255.0
  Cost of sales --
    intercompany...........            --               228.7            19.0           94.9         (342.6)               --
  Cost of contract
    manufacturing..........            --                11.2              --            1.0             --              12.2
  Research and
    development............            --                12.3             5.2            6.0             --              23.5
  Selling, general and
    administrative.........            --                26.5             6.6           20.6             --              53.7
  Purchased in-process
    research and
    development............            --                  --            12.8             --             --              12.8
  Restructuring and
    impairments............            --                 8.3             0.4            0.8             --               9.5
                                    -----              ------          ------         ------        -------            ------
         Total operating
           expenses........            --               322.9            53.3          333.1         (342.6)            366.7
                                    -----              ------          ------         ------        -------            ------
Operating income (loss)....            --                 0.4           (25.7)          43.9             --              18.6
Interest expense...........            --                23.9              --             --             --              23.9
Interest income............            --                (7.3)             --           (0.1)            --              (7.4)
Equity in subsidiary
  income...................          (1.6)              (15.5)          (19.3)            --           36.4                --
                                    -----              ------          ------         ------        -------            ------
Income before income
  taxes....................           1.6                (0.7)           (6.4)          44.0          (36.4)              2.1
Provision (benefit) for
  income taxes.............            --                (2.3)             --            2.8             --               0.5
                                    -----              ------          ------         ------        -------            ------
  Net income (loss)........         $ 1.6              $  1.6          $ (6.4)        $ 41.2        $ (36.4)           $  1.6
                                    =====              ======          ======         ======        =======            ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED APRIL 1, 2001
                                    ----------------------------------------------------------------------------------------
                                      UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                         FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                       SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                    INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                    -------------------   --------------   ------------   ------------   -------------------
Cash flows from operating
  activities:                              $  --             $  19.3           $1.2          $ 12.7            $  33.2
                                           -----             -------           ----          ------            -------
Investing activities:
  Capital expenditures............            --               (22.7)            --           (24.7)             (47.4)
  Purchase of molds and tooling...            --                  --             --            (1.1)              (1.1)
  Purchase of long-term
     investments..................            --                (3.5)            --              --               (3.5)
  Acquisitions, net of cash
     acquired.....................            --              (343.1)            --              --             (343.1)
  Investment (in) from
     affiliate....................           1.6                (1.6)            --              --                 --
                                           -----             -------           ----          ------            -------
     Cash provided by (used in)
       investing activities.......           1.6              (370.9)            --           (25.8)            (395.1)
                                           -----             -------           ----          ------            -------
Financing activities:
  Issuance of long-term debt......            --               350.0             --              --              350.0
  Proceeds from issuance of common
     stock and from issuance of
     stock options, net...........           1.8                  --             --              --                1.8
  Purchase of treasury stock......          (3.4)                 --             --              --               (3.4)
  Debt issuance costs.............            --               (10.7)            --              --              (10.7)
                                           -----             -------           ----          ------            -------
     Cash provided by (used in)
       financing activities.......          (1.6)              339.3             --              --              337.7
                                           -----             -------           ----          ------            -------
Net change in cash and cash
  equivalents.....................            --               (12.3)           1.2           (13.1)             (24.2)
Cash and cash equivalents at
  beginning of period.............            --               374.5             --            27.3              401.8
                                           -----             -------           ----          ------            -------
Cash and cash equivalents at end
  of period.......................         $  --             $ 362.2           $1.2          $ 14.2            $ 377.6
                                           =====             =======           ====          ======            =======
Supplemental Cash Flow
  Information:
  Cash paid during the year for:
     Income taxes.................         $  --             $    --           $ --          $  3.2            $   3.2
                                           =====             =======           ====          ======            =======
     Interest.....................         $  --             $  18.0           $ --          $   --            $  18.0
                                           =====             =======           ====          ======            =======

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  (UNAUDITED)

                                                                        DECEMBER 31, 2000
                             -------------------------------------------------------------------------------------------------------
                               UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                                  FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                                SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                             INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                             -------------------   --------------   ------------   ------------   ------------   -------------------
ASSETS
Current assets:
  Cash and cash
    equivalents............        $   --             $  374.5         $   --         $ 27.3       $      --          $  401.8
  Accounts receivable,
    net....................            --                 53.7            5.1          166.2              --             225.0
  Inventories..............            --                102.4            9.7           80.7              --             192.8
  Deferred income taxes....            --                 46.5            0.8                             --              47.3
  Other current assets.....            --                  1.6            3.9            4.0              --               9.5
                                   ------             --------         ------         ------       ---------          --------
         Total current
           assets..........            --                578.7           19.5          278.2              --             876.4
Property, plant and
  equipment, net...........            --                252.4            2.8          341.4              --             596.6
Intangible assets, net.....            --                 11.6          102.4          184.1              --             298.1
Investment in subsidiary...         831.8                601.6          146.5             --        (1,579.9)
Other assets...............           5.9                 36.1           16.7            7.7              --              66.4
                                   ------             --------         ------         ------       ---------          --------
         Total assets......        $837.7             $1,480.4         $287.9         $811.4       $(1,579.9)         $1,837.5
                                   ======             ========         ======         ======       =========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........        $   --             $   86.2         $  0.7         $ 68.4       $      --          $  155.3
  Accrued expenses and
    other current
    liabilities............            --                 77.1            5.9           53.9              --             136.9
                                   ------             --------         ------         ------       ---------          --------
         Total current
           liabilities.....            --                163.3            6.6          122.3              --             292.2
Long-term debt.............            --                705.2             --             --              --             705.2
Net intercompany
  (receivable) payable.....            --               (213.0)         (31.1)         244.1
Other liabilities..........            --                 (6.9)           0.3            9.0              --               2.4
                                   ------             --------         ------         ------       ---------          --------
         Total
           liabilities.....            --                648.6          (24.2)         375.5              --             999.8
                                   ------             --------         ------         ------       ---------          --------
Commitments and
  contingencies
Stockholders' equity:
  Class A common stock.....           0.8                   --             --             --              --               0.8
  Class B common stock.....           0.2                   --             --             --              --               0.2
  Additional paid-in
    capital................         801.1                   --             --             --              --             801.1
  Retained earnings........          41.8                831.8          312.1          436.0        (1,579.9)             41.8
  Less treasury stock (at
    cost)..................          (6.2)                  --             --             --              --              (6.2)
                                   ------             --------         ------         ------       ---------          --------
         Total
           stockholders'
           equity..........         837.7                831.8          312.1          436.0        (1,579.9)            837.7
                                   ------             --------         ------         ------       ---------          --------
         Total liabilities
           and
           stockholders'
           equity..........        $837.7             $1,480.4         $287.9         $811.4       $(1,579.9)         $1,837.5
                                   ======             ========         ======         ======       =========          ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED APRIL 2, 2000
                             -------------------------------------------------------------------------------------------------------
                               UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                                  FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                                SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                             INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                             -------------------   --------------   ------------   ------------   ------------   -------------------
Revenue:
  Net sales -- trade.......        $   --              $ 89.0          $   --         $279.9        $    --            $368.9
  Net sales --
    intercompany...........            --               221.2             4.5           12.5         (238.2)               --
  Contract manufacturing...            --                24.4              --            8.4             --              32.8
                                   ------              ------          ------         ------        -------            ------
         Total revenue.....            --               334.6             4.5          300.8         (238.2)            401.7
Operating expenses:
  Cost of sales............            --                32.8            (6.2)         217.9             --             244.5
  Cost of sales --
    intercompany...........            --               218.5             4.5           15.2         (238.2)               --
  Cost of contract
    manufacturing..........            --                16.5              --            3.5             --              20.0
  Research and
    development............            --                10.5             3.4            3.9             --              17.8
  Selling, general and
    administrative.........            --                29.2             2.5           21.7             --              53.4
  Purchased in-process
    research and
    development............            --                  --              --             --             --                --
  Restructuring and
    impairments............            --                (2.3)           (3.3)            --             --              (5.6)
                                   ------              ------          ------         ------        -------            ------
         Total operating
           expenses........            --               305.2             0.9          262.2         (238.2)            330.1
                                   ------              ------          ------         ------        -------            ------
Operating income...........            --                29.4             3.6           38.6             --              71.6
Interest expense...........            --                20.8              --             --             --              20.8
Interest income............            --                (3.8)             --           (0.2)            --              (4.0)
Other income, net..........            --                  --              --             --             --                --
Equity in subsidiary
  income...................         (50.0)              (39.9)          (28.8)            --          118.7                --
                                   ------              ------          ------         ------        -------            ------
Income before income
  taxes....................          50.0                52.3            32.4           38.8         (118.7)             54.8
Provision for income
  taxes....................            --                 2.3              --            2.5             --               4.8
                                   ------              ------          ------         ------        -------            ------
Net income.................        $ 50.0              $ 50.0          $ 32.4         $ 36.3        $(118.7)           $ 50.0
                                   ======              ======          ======         ======        =======            ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED APRIL 2, 2000
                                     ----------------------------------------------------------------------------------------
                                       UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                          FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                        SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                     INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                     -------------------   --------------   ------------   ------------   -------------------
Cash flows provided by operating
  activities:                              $    --             $  8.4          $ 0.1          $ 35.8            $ 44.3
                                           -------             ------          -----          ------            ------
Investing activities:
  Capital expenditures.............             --              (22.9)          (0.1)          (14.6)            (37.6)
  Purchase of molds and tooling....             --                 --             --            (0.6)             (0.6)
  Investment (in) from affiliate...         (241.0)             241.0             --              --                --
                                           -------             ------          -----          ------            ------
     Cash provided by (used in)
       investing activities........         (241.0)             218.1           (0.1)          (15.2)            (38.2)
                                           -------             ------          -----          ------            ------
Financing activities:
  Repayment of long-term debt......             --               (0.8)            --              --              (0.8)
  Proceeds from issuance of common
     stock and from issuance of
     stock options, net............          241.0                 --             --              --             241.0
                                           -------             ------          -----          ------            ------
     Cash provided by (used in)
       financing activities........          241.0               (0.8)            --              --             240.2
                                           -------             ------          -----          ------            ------
Net change in cash and cash
  equivalents......................             --              225.7             --            20.6             246.3
Cash and cash equivalents at
  beginning of period..............             --              117.3             --            21.4             138.7
                                           -------             ------          -----          ------            ------
Cash and cash equivalents at end of
  period...........................        $    --             $343.0          $  --          $ 42.0            $385.0
                                           =======             ======          =====          ======            ======
Supplemental Cash Flow Information:
  Cash paid during the year for:
     Income taxes..................        $    --             $   --          $  --          $  1.5            $  1.5
                                           =======             ======          =====          ======            ======
     Interest......................        $    --             $ 19.2          $  --          $   --            $ 19.2
                                           =======             ======          =====          ======            ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS IN THIS REPORT. SEE "OUTLOOK AND BUSINESS RISKS" BELOW.

OVERVIEW

     We are a leading designer, manufacturer and supplier of building block semiconductors and optoelectronics for multi market uses. Semiconductor product offerings include analog and mixed signal, discrete power and signal technology, interface and logic, and non-volatile memory semiconductors. Optoelectronic product offerings include optocouplers, LED displays and infrared components. These multi-market products serve the telecommunications, consumer, industrial, personal systems and automotive markets.

     On March 16, 2001, we completed an acquisition of the discrete power business of Intersil Corporation (DPP) for approximately $343.1 million in cash, including related acquisition costs. DPP is a leading provider of silicon-based discrete power devices for the computer, communications, industrial, automotive, and space and defense markets. Included in the acquisition is the industry's only eight inch wafer fabrication facility dedicated to discrete power products, located in Mountaintop, Pennsylvania.

RESULTS OF OPERATIONS

     We generated net income of $1.6 million and $50.0 million in the first quarter of 2001 and 2000, respectively. Excluding restructuring and impairments, purchased in-process research and development and amortization of acquisition-related intangibles, adjusted net income was as follows for the three months ended April 1, 2001 and April 2, 2000, respectively:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              APRIL 1,     APRIL 2,
                                                                2001         2000
                                                              --------     --------
                                                                  (IN MILLIONS)
Net income..................................................   $ 1.6        $50.0
  Restructuring and impairments.............................     9.5         (5.6)
  Purchased in-process research and development.............    12.8           --
  Amortization of acquisition-related intangibles...........    10.4          8.4
  Less associated tax effects...............................    (8.2)        (0.2)
                                                               -----        -----
Adjusted net income.........................................   $26.1        $52.6
                                                               =====        =====

     Restructuring and impairments in the first quarter of 2001 include asset impairment charges related to the consolidation of the five-inch wafer fabrication line in South Portland, Maine ($8.3 million) as well as employee severance and benefit costs associated with approximately 300 salaried, hourly and temporary employees severed primarily in Cebu, the Philippines. Restructuring and impairments in the first quarter of 2000 include gains resulting from our re-evaluation and subsequent adjustment to our non-cash restructuring accruals based upon the final execution of several of our plans ($2.1 million) as well as a one-time gain for additional funds received in connection with the sale of our former Mountain View, California facility ($3.5 million). Purchased in-process research and development of $12.8 million was recorded in the first quarter of 2001 in connection with the DPP acquisition.

     Operating income was $18.6 million and $71.6 million in the first quarter of 2001 and 2000, respectively. Excluding restructuring and impairments and purchased in-process research and development, operating income was $40.9 million and $66.0 million in the first quarter of 2001 and 2000, respectively. The decrease in operating income is primarily due to soft market conditions in the semiconductor industry in the first quarter of 2001, resulting in underutilization of our factories as well as from lower contract manufacturing revenues. Despite the current industry conditions, we have continued to invest in our research and development effort to drive new product introductions.

     Excluding depreciation and amortization of $40.5 million and $38.4 million in the first quarter of 2001 and 2000, respectively, restructuring and impairments and purchased in-process research and development, earnings before interest, taxes depreciation and amortization (EBITDA) were $81.4 million for the first quarter of 2001 compared to $104.4 million in the first quarter of 2000. EBITDA is presented because we believe that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA, adjusted net income, and adjusted operating income should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with generally accepted accounting principles, as an indicator of our operating performance, or as an alternative to cash flow as a measure of liquidity.

     On a segment basis, Analog had operating income of $4.1 million in the first quarter of 2001 compared to $10.1 million in the first quarter of 2000. Discrete had operating income of $12.3 million in the first quarter of 2001 compared to $25.8 million in the first quarter of 2000. The decreases in Analog and Discrete operating income were mainly a result of decreased gross margins due to decreases in revenue coupled with lower factory utilization. Interface and Logic had operating income of $21.2 million in the first quarter of 2001 compared to $16.8 million in the first quarter of 2000. The increase in operating results for Interface and Logic was due to a combination of slightly higher gross margins despite lower sales, coupled with reduced operating expenses. The higher gross margins are a result of a higher average selling price, due to improved product mix, offset by lower factory utilization.

REVENUES

     Our revenues consist of trade sales to unaffiliated customers (95.5% and 91.8% of total revenues in the first quarter of 2001 and 2000, respectively) and revenues from contract manufacturing services provided to National Semiconductor and Samsung Electronics (4.5% and 8.2% of total revenues in the first quarter of 2001 and 2000, respectively).

     Trade sales were $367.8 million in the first quarter of 2001 compared to $368.9 million for the first quarter of 2000. Increased revenues from our acquisitions that have taken place since the first quarter of 2000 were offset by lower revenues in our continuing businesses due to the industry-wide market slowdown.

     On a segment basis, revenues from our optoelectronics group, which is included in our other segment in the first quarter of 2001, offset decreases in our other operating segments. Analog revenues decreased 3.1% to $83.7 million in the first quarter of 2001 compared to $86.4 million in the first quarter of 2000. Discrete revenues decreased 11.0% to $155.2 million in the first quarter of 2001 compared to $174.3 million in the first quarter of 2000. Interface and Logic revenues decreased 1.5% to $92.1 million in the first quarter of 2001 compared to $93.5 million in the first quarter of 2000. The aforementioned revenue decreases were due lower unit volume which was partially offset by increased average selling prices, due primarily to improved product mix.

     Geographically, 21%, 14%, 47% and 18% of trade sales were derived from North America, Europe, Asia/ Pacific and Korea, respectively, in the first quarter of 2001 as compared to 24%, 15%, 41% and 20%, respectively, in the first quarter of 2000. North American revenues decreased 13% in the first quarter of 2001 compared to the first quarter of 2000. The North American sales region has been hardest hit by the inventory correction occurring in all end market segments. European revenues have decreased 7% in the first quarter of 2001 compared to the first quarter of 2000. They have been impacted by the same factors affecting North America, but to a lesser extent. Revenues in our Asia/Pacific sales region have increased 14% in the first quarter of 2001 compared to the first quarter of 2000. The increase is due to stronger sales in China as well as the migration of contract manufacturing to this region. Sales in our Korean region decreased 10% in the first quarter of 2001 compared to the first quarter of 2000. This decrease is due to the impact of a weaker Korean economy as the financial restructuring of this country continues.

     Contract manufacturing revenues decreased 46.7% to $17.5 million in the first quarter of 2001 compared to $32.8 million in the first quarter of 2000. The decrease in contract manufacturing revenue results from diminishing demand from both National Semiconductor and Samsung Electronics.

GROSS PROFIT

     Gross profit decreased 13.9% to $118.1 million in the first quarter of 2001 compared to $137.2 million in the first quarter of 2000. As a percentage of sales, gross profits were 30.7% in the first quarter of 2001 compared to 34.2% in the first quarter of 2000. Gross trade profit decreased 9.3% to $112.8 million in the first quarter of 2001 compared to $124.4 million in the first quarter of 2000. As a percentage of sales, gross trade profits were 30.7% in the first quarter of 2001 compared to 33.7% in the first quarter of 2000. The decrease in our gross margins is due primarily to lower capacity utilization. Contract manufacturing gross profit decreased 58.6% to $5.3 million in the first quarter of 2001 compared to $12.8 million in the first quarter of 2000. The decrease in contract manufacturing margins is due to lower factory utilization due to reduced demand for these services.

RESEARCH AND DEVELOPMENT

     Research and development expenses ("R&D") were $23.5 million, or 6.4% of trade sales, in the first quarter of 2001, compared to $17.8 million, or 4.8% of trade sales, in the first quarter of 2000. The increases in R&D spending were primarily due to R&D from our acquired businesses in 2000 and continued spending on new product development, focused primarily on our growth products (Analog, Power MOSFETS, Interface, CMOS Logic, and Optoelectronics), despite softer market conditions.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses ("SG&A") were flat at $53.7 million, or 14.6% of trade sales, in the first quarter of 2001, compared to $53.4 million, or 14.5% of trade sales, in the first quarter of 2000, as we offset SG&A from our acquired businesses in 2000 with spending reductions in response to softer market conditions.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     Purchased in-process research and development was $12.8 million in the first quarter of 2001, recorded in conjunction with the acquisition of DPP.

RESTRUCTURING AND IMPAIRMENTS

     We recorded a pre-tax charge of approximately $9.5 million in the first quarter of 2001. This one-time charge was for a non-cash asset impairment in connection with the consolidation of the five-inch wafer fabrication line in South Portland, Maine ($8.3 million) and employee separation costs related primarily to severance and other benefits associated with approximately 300 salaried, hourly and temporary employees severed in Cebu, the Philippines.

     We recorded a pre-tax gain of approximately $5.6 million during the first quarter of 2000. This includes a gain from our re-evaluation and subsequent adjustment to our non-cash restructuring accruals based upon the final execution of several of our plans ($2.1 million) as well as a one-time gain for additional funds received in connection with the sale of our former Mountain View, California facility ($3.5 million).

INTEREST EXPENSE

     Interest expense was $23.9 million in the first quarter of 2001 compared to $20.8 million in the first quarter of 2000. The increase in interest expense is principally the result of additional interest associated with the $350.0 million 10 1/2% Senior Subordinated Notes which were issued during the first quarter of 2001.

INTEREST INCOME

     Interest income was $7.4 million in the first quarter of 2001 and $4.0 million in the first quarter of 2000. The increase in interest income in 2001 is due to higher average cash balances in 2001.

INCOME TAXES

     Income tax expense was $0.5 million for the first quarter of 2001 compared to $4.8 million in the first quarter of 2000. The effective tax rate was 25% for the first quarter of 2001, compared to 9% in the first quarter of 2000. The increase in our effective tax rate is due to the favorable effect of the utilization of deferred tax valuation allowances to offset current year income tax expense in the first quarter of 2000. We did not realize a similar benefit in the first quarter of 2001. In the fourth quarter of 2000, the valuation allowance on our deferred tax asset was reduced because management now believes that it is more likely than not that these assets will be realizable. As a result of this action, our effective tax rate has increased in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We have a borrowing capacity of $300.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At April 1, 2001, we had drawn approximately $120.2 million under our revolving credit facility.

     In connection with the financing of the DPP acquisition, on January 31, 2001, we finalized a private placement offering of $350.0 million of 10 1/2% Senior Subordinated Notes. Interest on these notes will be paid semi-annually on February 1 and August 1 of each year, beginning August 1, 2001. We may redeem the notes on or after February 1, 2005. Prior to February 1, 2004, we may redeem up to 35% of the notes from the proceeds of equity offerings.

     Beginning on April 30, 2001, we initiated an exchange offer for all of the outstanding 10 1/2% Senior Subordinated Notes. The new notes will be substantially identical to the terms of the outstanding notes, except that certain transfer restrictions, registration rights and liquidated damages provisions relating to the outstanding notes will not apply. We expect this exchange offer to be completed by May 30, 2001.

     Our senior credit facility, the indentures governing the 10 1/8% Senior Subordinated Notes, 10 3/8% Senior Subordinated Notes and 10 1/2% Senior Subordinated Notes do, and other debt instruments we may enter into in the future may, impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales and limitations on incurring indebtedness, among other restrictions. The covenants relating to financial ratios include minimum fixed charge and interest coverage ratios and a maximum leverage ratio. The senior credit facility also limits our ability to modify the certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. The subsidiaries of Fairchild Semiconductor Corporation are permitted without material restrictions under our debt instruments to pay dividends or make advances to Fairchild Semiconductor Corporation. We believe that those funds permitted to be transferred to us, together with existing cash, will be sufficient to meet our debt obligations. We expect that existing cash and available funds from our senior credit facility and funds generated from operations, will be sufficient to meet our anticipated operating requirements and to fund our research and development and capital expenditures for the next twelve months. We intend to invest approximately $155 to $160 million in 2001 to expand capacity primarily in support of in-sourcing and our e-business initiatives. Additional borrowing or equity investment may be required to fund future acquisitions.

     As of April 1, 2001, the Company's cash and cash equivalents balance was $377.6 million, a decrease of $24.2 million from December 31, 2000.

     During the first three months of 2001, our operations provided $33.2 million in cash compared to $44.3 million of cash in the first three months of 2000. The decrease in cash provided by operating activities reflects a decrease in the first three months of 2001 in net income adjusted for non-cash items of $25.3 million offset by a increase in cash flows from changes in operating assets and liabilities of $14.1 million as compared with the first three months of 2000. Cash used in investing activities during the first three months of 2001 totaled $395.1 million, compared to $38.2 million in the first three months of 2000. The increase primarily results from the acquisition of the discrete power business of Intersil Corporation and increased capital expenditures for the first three months of 2001. Capital expenditures in the first three months of 2001 were made principally in the Company's wafer fabs, assembly and test facilities and our e-business initiatives, and were part of the Company's 2001 plan. Capital expenditures for the balance of 2001 will continue to be primarily to increase manufacturing capacity in support of our in-sourcing as well as for our e-business initiative. Cash provided by financing activities of $337.7 million for the first three months of 2001 was primarily from the issuance of $350 million of 10 1/2% Senior Subordinated Notes, net of associated fees and expenses of approximately $10.7 million. Cash provided by financing activities of $240.2 million in the first three months of 2000 was due primarily to proceeds from our secondary stock offering.

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL, EXCLUDING
SUBSIDIARIES

     Fairchild International is a holding company, the principal asset of which is the stock of its subsidiary, Fairchild Semiconductor Corporation. Fairchild International on a stand-alone basis had no cash flow from operations in the first three months of 2001, nor in the first three months of 2000. Fairchild International on a stand-alone basis has no cash requirements for the next twelve months.

OUTLOOK

     This quarterly report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terminology, or by discussions of strategy, plans or intentions. For example, this Outlook section contains numerous forward-looking statements. All forward-looking statements in this quarterly report are made based on management's current expectations and estimates, which involve risks and uncertainties, including those described in the following paragraph. Among these factors are the following: changes in overall economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors' actions; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Other factors that may affect our future operating results are described in the Business Risks section below and in our annual report on Form 10-K, under the Risk Factors caption in the Business section. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this quarterly report. We assume no obligation to update such information.

     During the first quarter of 2001, the slow down that we began to experience at the end of 2000 continued. We have experienced soft end market demand in all market segments, though computers and telecommunications have been hit especially hard. Order cancellations began to slow in the latter part of the first quarter, indicating that, for at least some of our customer base, inventories are beginning to be reduced. We anticipate that our unit demand should bottom within the next one to two quarters. However, we have begun to see more aggressive pricing from our competitors, particularly in the mature areas of our product mix, and expect this to continue until the unit demand begins to turn up and increase steadily for one to two quarters.

     In response to soft market conditions, we continue to implement our cost reduction plan, and will continue with those efforts throughout 2001. This plan includes re-negotiation of various contracts, in-sourcing production, and aggressive cost containment plans for operating expenses.

     We expect total second quarter revenues, which will include a full quarter of sales from DPP, to be roughly flat to down 5% sequentially. In line with current expectations for the overall semiconductor market, we expect revenues to be flat to down sequentially in the third quarter of 2001 and improve sequentially in the fourth quarter of 2001. As a result, we anticipate that full year revenues will be down approximately 15% to 20% from 2000.

     We expect overall gross margins to drop roughly 400 basis points sequentially in the second quarter 2001 due to anticipated price erosion and lower factory utilization. Margins should improve sequentially in the second half of 2001 as we expect progress from our cost reduction efforts and improvements in capacity utilization will begin to offset lower pricing.

     As a result of the above factors, we expect second quarter net income to be at breakeven to a slight loss. In addition, we expect full year 2001 net income to be down significantly from 2000.

BUSINESS RISKS

     Our business is subject to a number of risks and uncertainties, which could cause actual results to differ materially from those expressed in forward-looking statements. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial also may impair our business operations:

     DOWNTURNS IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY OR CHANGES IN END USER MARKET DEMANDS COULD REDUCE THE VALUE OF OUR BUSINESS.

     The semiconductor industry is highly cyclical, and the value of our business may decline during the "down" portion of these cycles. During the latter half of Fiscal 1998 and most of Fiscal 1999, we, as well as many others in our industry, experienced significant declines in the pricing of our products as customers reduced demand forecasts and manufacturers reduced prices to keep capacity utilization high. We believe these trends were due primarily to the Asian financial crisis during that period and excess personal computer inventories. Beginning in the fourth quarter of Calendar 2000 and continuing into 2001, we and the rest of the semiconductor industry experienced backlog cancellations, resulting in slower revenue growth, due to excess inventories at computer and telecommunications equipment manufacturers. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, price competition for orders, changes in end user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand for personal computers, cellular telephones and consumer electronics and automotive goods, and these end user markets may experience changes in demand that will adversely affect our prospects.

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

     As a result of the DPP acquisition, at April 1, 2001 approximately 330 of our employees were covered by a collective bargaining agreement. We cannot assure you that we will successfully integrate these new employees into our business or what effect, if any, their collective bargaining agreement will have on our employee relations generally.

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

     Distributors accounted for 53.9% of our net sales for the three months ended April 1, 2001. Our five domestic distributors accounted for 8.4% of our total net sales for the three months ended April 1, 2001. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor's initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

     THE COSTS TO OPERATE THE DISCRETE POWER PRODUCTS BUSINESS ACQUIRED FROM INTERSIL MAY INCREASE.

     Prior to our acquisition of the discrete power products business, Intersil operated that business as a division. Since the consummation of the DPP acquisition, DPP incurred $1.1 million in costs for research and development, sales and marketing and general and administrative activities. These costs represent expenses incurred directly by DPP and charges incurred under the transition services agreement with Intersil. Although Intersil has agreed to provide certain of these services for a transition period under a transitional services agreement, DPP will need to obtain many of these services on an arm's length basis. We cannot assure you that we will be able to obtain similar services on comparable terms. In addition, although Intersil will aid us in integrating the DPP operations into our operations pursuant to the transitional services agreement, we may encounter unforeseen obstacles or costs in such integration.

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

     Court Square Capital Limited, which is one of our principal stockholders, and our directors and executive officers together own approximately 31.4% of the outstanding shares of our Class A Common Stock (including shares underlying vested options). By virtue of such stock ownership, such persons have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of its directors and amendment of our charter and bylaws. Such persons may exercise their influence over us in a manner detriment to the interests of our stockholders or bondholders. See "Principal Stockholders."

     WE ARE A LEVERAGED COMPANY WITH A DEBT TO EQUITY RATIO OF 1.26 TO 1, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO GROW AND COMPETE.

     At April 1, 2001 we would have had total indebtedness of $1,059.1 million and a ratio of debt to equity of 1.26 to 1.

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

     We may be able to incur substantial additional indebtedness in the future. Although the terms of the indentures governing Fairchild Semiconductor Corporation's outstanding 10 1/8% Senior Subordinated Notes, its outstanding 10 3/8% Senior Subordinated Notes, its outstanding 10 1/2% Senior Subordinated Notes and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $300.0 million. As of April 1, 2001 we had $179.8 million available under this revolving credit facility. If new debt is added to our subsidiaries' current debt levels, the substantial risks described above would intensify.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild International's annual report on Form 10-K for the year ended December 31, 2000 and under the subheading "Quantitative and Qualitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 27 of Fairchild International's Annual Report to Stockholders for the year ended December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K

        On January 31, 2001, we filed a special report on Form 8-K in connection with our announcement to acquire the discrete power products business of Intersil Corporation as well as the agreement to sell $350.0 million of 10 1/2% Senior Subordinated Notes due 2009 to finance this acquisition.

        On March 21, 2001 we filed a special report on Form 8-K in connection with our announcement of the completion of our acquisition of the discrete power products business from Intersil Corporation.

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

                                          Fairchild Semiconductor International,
                                          Inc.

Date: May 14, 2001                                       By: /s/ DAVID A. HENRY
                                                             ------------------------------------------
                                                             David A. Henry
                                                             Vice President, Corporate Controller
                                                             (Principal Accounting Officer)