Form 10-Q
period 2001-07-01
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2001-08-15
CIK 1036960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

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

                               YES  [X]  No  [ ]

     The number of shares outstanding of the issuer's classes of common stock as of the close of business on July 1, 2001:

                                                                NUMBER
TITLE OF EACH CLASS                                           OF SHARES
-------------------                                           ----------
Class A Common Stock, par value $.01 per share..............  99,508,445

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                                                         2
         Condensed Consolidated Balance Sheets as of July 1, 2001
           (Unaudited) and December 31, 2000.........................
                                                                         3
         Condensed Consolidated Statements of Operations (Unaudited)
           for the Three and Six Months Ended July 1, 2001 and July
           2, 2000...................................................
                                                                         4
         Condensed Consolidated Statements of Comprehensive Income
           (Unaudited) for the Three and Six Months Ended July 1,
           2001 and July 2, 2000.....................................
                                                                         5
         Condensed Consolidated Statements of Cash Flows (Unaudited)
           for the Six Months Ended July 1, 2001 and July 2, 2000....
                                                                         6
         Notes to Condensed Consolidated Financial Statements
           (Unaudited)...............................................
Item 2.  Management's Discussion and Analysis of Financial Condition    17
           and Results of Operations.................................
Item 3.  Quantitative and Qualitative Disclosures about Market          31
           Risk......................................................
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   31
Item 2.  Changes in Securities.......................................   31
Item 4.  Submission of Matters to a Vote of Security Holders.........   32
Item 6.  Exhibits and Reports on Form 8-K............................   32
SIGNATURE............................................................   34

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                JULY 1,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  256.9        $  401.8
  Accounts receivable, net..................................      185.1           225.0
  Inventories...............................................      233.2           192.8
  Deferred income taxes.....................................       46.9            47.3
  Other current assets......................................       13.6             9.5
                                                               --------        --------
          Total current assets..............................      735.7           876.4
Property, plant and equipment, net..........................      681.8           596.6
Intangible assets, net......................................      503.9           298.1
Other assets................................................       90.8            66.4
                                                               --------        --------
          Total assets......................................   $2,012.2        $1,837.5
                                                               ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................   $    0.4        $     --
  Accounts payable..........................................      118.3           155.3
  Accrued expenses and other current liabilities............      116.9           136.9
                                                               --------        --------
          Total current liabilities.........................      235.6           292.2
Long-term debt, less current portion........................      938.4           705.2
Other liabilities...........................................        3.3             2.4
                                                               --------        --------
          Total liabilities.................................    1,177.3           999.8
Commitments and contingencies
Stockholders' equity:
  Class A common stock......................................        1.0             0.8
  Class B common stock......................................         --             0.2
  Additional paid-in capital................................      802.8           801.1
  Retained earnings.........................................       35.4            41.8
  Accumulated other comprehensive income....................        1.1              --
  Less treasury stock at cost...............................       (5.4)           (6.2)
                                                               --------        --------
          Total stockholders' equity........................      834.9           837.7
                                                               --------        --------
          Total liabilities and stockholders' equity........   $2,012.2        $1,837.5
                                                               ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          ------------------    ------------------
                                                          JULY 1,    JULY 2,    JULY 1,    JULY 2,
                                                           2001       2000       2001       2000
                                                          -------    -------    -------    -------
Revenue:
  Net sales -- trade....................................  $354.5     $410.0     $722.3     $778.9
  Contract manufacturing................................    17.9       26.7       35.4       59.5
                                                          ------     ------     ------     ------
          Total revenue.................................   372.4      436.7      757.7      838.4
Operating expenses:
  Cost of sales -- trade................................   268.7      259.4      523.7      503.9
  Cost of contract manufacturing........................    11.2       16.7       23.4       36.7
  Research and development..............................    21.8       18.8       45.3       36.6
  Selling, general and administrative...................    41.0       45.6       84.3       90.6
  Amortization of acquisition-related intangibles.......    14.2        9.0       24.6       17.4
  Purchased in-process research and development.........      --        3.2       12.8        3.2
  Restructuring and impairments.........................     3.9         --       13.4       (5.6)
                                                          ------     ------     ------     ------
          Total operating expenses......................   360.8      352.7      727.5      682.8
                                                          ------     ------     ------     ------
Operating income........................................    11.6       84.0       30.2      155.6
Interest expense........................................    26.6       22.9       50.5       43.7
Interest income.........................................    (3.0)      (6.0)     (10.4)     (10.0)
                                                          ------     ------     ------     ------
Income (loss) before income taxes.......................   (12.0)      67.1       (9.9)     121.9
Provision (benefit) for income taxes....................    (4.0)       7.4       (3.5)      12.2
                                                          ------     ------     ------     ------
Net income (loss).......................................  $ (8.0)    $ 59.7     $ (6.4)    $109.7
                                                          ======     ======     ======     ======
Net income (loss) per common share:
  Basic.................................................  $(0.08)    $ 0.61     $(0.06)    $ 1.15
                                                          ======     ======     ======     ======
  Diluted...............................................  $(0.08)    $ 0.59     $(0.06)    $ 1.09
                                                          ======     ======     ======     ======
Weighted average common shares:
  Basic.................................................    99.5       97.6       99.4       95.8
                                                          ======     ======     ======     ======
  Diluted...............................................    99.5      102.0       99.4      100.2
                                                          ======     ======     ======     ======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      --------------------      --------------------
                                                      JULY 1,      JULY 2,      JULY 1,      JULY 2,
                                                       2001         2000         2001         2000
                                                      -------      -------      -------      -------
Net income (loss)...................................   $(8.0)       $59.7        $(6.4)      $109.7
Other comprehensive income (loss), net of tax:
  Net change associated with hedging transactions...    (0.4)          --          1.9           --
  Net amount reclassed to earnings..................    (0.8)          --         (0.8)          --
                                                       -----        -----        -----       ------
Comprehensive income (loss).........................   $(9.2)       $59.7        $(5.3)      $109.7
                                                       =====        =====        =====       ======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                              ------------------
                                                              JULY 1,    JULY 2,
                                                               2001       2000
                                                              -------    -------
Cash flows from operating activities:
Net income (loss)...........................................  $  (6.4)   $ 109.7
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
  Depreciation and amortization.............................     85.8       72.9
  Amortization of deferred compensation.....................      2.2        2.0
  Restructuring and impairments.............................      9.5       (2.3)
  Non-cash interest expense.................................      2.2        5.7
  Purchased in-process research and development.............     12.8        3.2
  Loss on disposal of property, plant and equipment.........      1.0        1.2
  Deferred income taxes.....................................     (5.7)      (0.1)
Changes in operating assets and liabilities, net of effects
  of acquisitions:
  Accounts receivable.......................................     36.1      (36.8)
  Inventories...............................................    (11.2)      (1.4)
  Other current assets......................................      3.8       (1.8)
  Current liabilities.......................................    (60.4)      18.6
  Other assets and liabilities, net.........................     (6.5)      (7.1)
                                                              -------    -------
          Cash provided by operating activities.............     63.2      163.8
                                                              -------    -------
Cash flows from investing activities:
  Capital expenditures......................................    (77.1)    (109.9)
  Purchase of molds and tooling.............................     (2.0)      (1.5)
  Purchase of long-term investments.........................     (3.5)      (7.2)
  Acquisitions, net of cash acquired........................   (344.1)     (22.7)
                                                              -------    -------
          Cash used in investing activities.................   (426.7)    (141.3)
                                                              -------    -------
Cash flows from financing activities:
  Proceeds from revolving credit facility, net..............       --        2.1
  Repayment of long-term debt...............................   (120.4)      (0.8)
  Issuance of long-term debt................................    350.0         --
  Proceeds from issuance of common stock and from exercise
     of stock options, net..................................      3.3      243.1
  Purchase of treasury stock................................     (3.4)        --
  Debt issuance costs.......................................    (10.9)      (2.1)
                                                              -------    -------
          Cash provided by financing activities.............    218.6      242.3
                                                              -------    -------
Net change in cash and cash equivalents.....................   (144.9)     264.8
Cash and cash equivalents at beginning of period............    401.8      138.7
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 256.9    $ 403.5
                                                              =======    =======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The Condensed Consolidated Balance Sheets of Fairchild Semiconductor International, Inc. (the "Company") as of July 1, 2001 and December 31, 2000, and the Condensed Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the three and six months ended July 1, 2001 and July 2, 2000, were prepared by the Company. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the financial position and results of operations of the Company, in accordance with accounting principles generally accepted in the United States of America. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

     Certain prior period amounts have been reclassified to conform to their current presentation.

NOTE 2 -- INVENTORIES

     The components of inventories are as follows:

                                                         JULY 1,    DECEMBER 31,
                                                          2001          2000
                                                         -------    ------------
                                                              (IN MILLIONS)
Raw materials..........................................  $ 32.8        $ 24.8
Work in process........................................   147.6         123.9
Finished goods.........................................    52.8          44.1
                                                         ------        ------
          Total inventories............................  $233.2        $192.8
                                                         ======        ======

NOTE 3 -- COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. As a result of the net loss for the three and six months ended July 1, 2001, approximately 3.1 million and 2.6 million, respectively, potential common equivalent shares have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive. In addition, options where the exercise price was greater than the average market price of the common shares of 7,693,840 and 281,500 were excluded from the computation of diluted net income (loss) per share for the periods ending July 1, 2001 and July 2, 2000, respectively.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table reconciles basic to diluted weighted average shares outstanding:

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                               --------------------      --------------------
                                               JULY 1,      JULY 2,      JULY 1,      JULY 2,
                                                2001         2000         2001         2000
                                               -------      -------      -------      -------
                                                               (IN MILLIONS)
Basic weighted average common
  shares outstanding.........................   99.5          97.6        99.4          95.8
Net effect of dilutive stock options based on
  the
  treasury stock method using the average
  market price...............................     --           4.4          --           4.4
                                                ----         -----        ----         -----
Diluted weighted average common shares
  outstanding................................   99.5         102.0        99.4         100.2
                                                ====         =====        ====         =====

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                               SIX MONTHS ENDED
                                                              ------------------
                                                              JULY 1,    JULY 2,
                                                               2001       2000
                                                              -------    -------
                                                                (IN MILLIONS)
Cash paid for:
  Income taxes..............................................   $ 6.8      $ 1.8
                                                               =====      =====
  Interest..................................................   $33.8      $36.1
                                                               =====      =====

NOTE 5 -- ACQUISITIONS

     On March 16, 2001, the Company completed its acquisition of the discrete power products business of Intersil Corporation (DPP) for a purchase price of approximately $344.1 million in cash, including related acquisition expenses. DPP is a leading provider of silicon-based discrete power devices for the computer, communications, industrial, automotive, and space and defense end-user markets. The transaction was accounted for as a purchase and DPP's results of operations since the date of acquisition have been included in the accompanying statement of operations. In connection with the DPP acquisition, the Company recorded a non-recurring charge of $12.8 million for in-process research and development. The remaining purchase price in excess of the fair value of tangible and identifiable intangible assets was allocated to goodwill. Intangible assets have been assigned lives ranging from three to fifteen years.

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

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     Selected operating segment financial information for the three and six months ended July 1, 2001 and July 2, 2000 is as follows:

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  ------------------    ------------------
                                                  JULY 1,    JULY 2,    JULY 1,    JULY 2,
                                                   2001       2000       2001       2000
                                                  -------    -------    -------    -------
                                                               (IN MILLIONS)
REVENUE:
Analog..........................................  $ 70.5     $ 94.5     $154.2     $181.0
Discrete........................................   179.1      183.0      334.3      357.4
Interface and Logic.............................    73.6      104.8      165.7      198.3
Other(1)........................................    49.2       54.4      103.5      101.7
                                                  ------     ------     ------     ------
          Total.................................  $372.4     $436.7     $757.7     $838.4
                                                  ======     ======     ======     ======

                                                      THREE MONTHS
                                                         ENDED            SIX MONTHS ENDED
                                                   ------------------    ------------------
                                                   JULY 1,    JULY 2,    JULY 1,    JULY 2,
                                                    2001       2000       2001       2000
                                                   -------    -------    -------    -------
                                                                (IN MILLIONS)
OPERATING INCOME:
Analog...........................................   $(4.1)     $14.0     $   --     $ 24.1
Discrete.........................................     7.3       32.2       19.6       58.0
Interface and Logic..............................     9.1       24.2       30.3       41.0
Other(1).........................................     3.2       16.8        6.5       30.1
                                                    -----      -----     ------     ------
Subtotal.........................................    15.5       87.2       56.4      153.2
Purchased in-process research and development....      --       (3.2)     (12.8)      (3.2)
Restructuring and impairments....................    (3.9)        --      (13.4)       5.6
                                                    -----      -----     ------     ------
          Total..................................   $11.6      $84.0     $ 30.2     $155.6
                                                    =====      =====     ======     ======

---------------
(1) Other includes revenues and operating income from contract manufacturing activities disclosed in the Company's statements of operations. The Company allocates no other costs to its contract manufacturing business other than those separately shown in the statements of operations.

NOTE 7 -- RESTRUCTURING AND IMPAIRMENTS

     During the three and six months ended July 1, 2001, the Company recorded pre-tax restructuring and impairment charges of $3.9 million and $13.4 million, respectively. In the second quarter of 2001 the charge is due to employee separation costs related to severance and other benefits associated with work force reduction actions affecting approximately 400 employees in the United States and Malaysia. For the six months ended July 1, 2001 these charges also include an $8.3 million charge for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine and $1.2 million for employee separation costs, affecting approximately 300 employees in the Philippines, recorded in the first quarter.

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

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table summarizes the previously mentioned restructuring and impairment charges for the six months July 1, 2001 (millions):

Accrual balance as of December 31, 2000.....................  $  --
  Accrual...................................................    9.5
  Non-cash items............................................   (8.3)
                                                              -----
Accrual balance as of April 1, 2001.........................    1.2
  Accrual...................................................    3.9
  Cash payments.............................................   (3.9)
                                                              -----
Accrual balance as of July 1, 2001..........................  $ 1.2
                                                              =====

     The Company expects that all amounts will be substantially paid before the end of the year.

NOTE 8 -- EQUITY

     Effective March 7, 2001, one of the Company's principal stockholders converted its 17,281,000 shares of Class B into an equal number of to Class A Common Stock. As a result, no Class B shares were outstanding at July 1, 2001. Total common shares outstanding were not affected by this transaction. Shares of the Company's Class A Common Stock and Class B Common Stock are identical in all respects, except that Class B shares have no voting rights, other than as provided by law, and there is no public market for Class B shares.

NOTE 9 -- LONG-TERM DEBT

     In connection with the financing of the DPP acquisition (See Note 5), on January 31, 2001, the Company's principal operating subsidiary, Fairchild Semiconductor Corporation, completed a private offering of $350.0 million of 10 1/2% senior subordinated notes (the "10 1/2% Notes"). Interest on the notes will be paid semi-annually on February 1 and August 1 of each year commencing on August 1, 2001. The 10 1/2% Notes are unsecured and are subordinated to all existing and future senior indebtedness of the Company. The Company may redeem the notes on or after February 1, 2005. Prior to February 1, 2004, the Company may redeem up to 35% of the 10 1/2% Notes from the proceeds of certain equity offerings. Net proceeds from this debt issuance, after deducting the underwriting discount and offering expenses of approximately $10.9 million, were $339.1 million.

     On June 8, 2001, the Company completed an offer to exchange the privately placed 10 1/2% Notes for publicly registered notes with substantially identical terms of the privately placed notes, except that certain transfer restrictions, registration rights and liquidated damages provisions relating to the previously outstanding notes will not apply.

     The Company's senior credit facility and the indentures governing the 10 1/8% Senior Subordinated Notes, 10 3/8% Senior Subordinated Notes and 10 1/2% Senior Subordinated Notes impose various restrictions and covenants. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. In addition, the senior credit facility contains covenants relating to financial ratios including a minimum interest coverage ratio and a maximum senior leverage ratio. Provided there are no outstanding balances, compliance with these ratios is not required until the quarter ended March 2003. The senior credit facility also limits the Company's ability to modify the certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. In addition, the senior credit facility, the indenture governing the 10 1/8% Senior Subordinated Notes, the 10 3/8% Senior Subordinated Notes and the 10 1/2% Senior Subordinated Notes contain additional restrictions limiting the ability of the Company's subsidiaries to pay dividends or make advances to the Company.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

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

     Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, had no impact on earnings for the six months ended July 1, 2001. No cash flow hedges were derecognized or discontinued for the six months ended July 1, 2001.

     Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted revenue is recognized. The Company estimates that the entire $1.1 million of net derivative gains included in OCI will be reclassified into earnings within the next twelve months.

     The adoption of SFAS 133 and SFAS 138 on January 1, 2001, resulted in no cumulative adjustment to income or OCI as no cash flow derivative instruments were outstanding at December 31, 2000.

NOTE 11 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

     The Company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation's subsidiaries are guarantors under the 10 1/8%, 10 3/8% and 10 1/2% Senior Subordinated Notes. These guaranties are full and unconditional. In addition, all guaranties are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild International as of July 1, 2001 and December 31, 2000 and related condensed consolidating statements of operations and cash flows for the three and six months ended July 1, 2001 and July 2, 2000.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)

                                                                        JULY 1, 2001
                                      ---------------------------------------------------------------------------------
                                        UNCONSOLIDATED      UNCONSOLIDATED
                                           FAIRCHILD          FAIRCHILD                         NON-
                                         SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                      INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS
                                      -------------------   --------------   ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.........        $   --             $  240.9         $  0.3         $ 15.7       $      --
  Accounts receivable, net..........            --                 48.4           30.5          106.2              --
  Inventories.......................            --                105.3           45.2           82.7              --
  Deferred income taxes.............            --                 46.1            0.8             --              --
  Other current assets..............            --                  6.0            0.2            7.4              --
                                            ------             --------         ------         ------       ---------
         Total current assets.......            --                446.7           77.0          212.0              --
Property, plant and equipment,
  net...............................            --                258.2           74.5          349.1              --
Intangible assets, net..............            --                  9.5          315.1          179.3              --
Investment in subsidiary............         827.9                934.0          147.8           (1.4)       (1,908.3)
Other assets........................           5.9                 69.8            9.6            5.5              --
                                            ------             --------         ------         ------       ---------
         Total assets...............        $833.8             $1,718.2         $624.0         $744.5       $(1,908.3)
                                            ======             ========         ======         ======       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt............................        $   --             $    0.4         $   --         $   --       $      --
  Accounts payable..................            --                 54.8           10.8           52.7              --
  Accrued expenses and other current
    liabilities.....................            --                 71.6            5.8           39.5              --
                                            ------             --------         ------         ------       ---------
         Total current
           liabilities..............            --                126.8           16.6           92.2              --
Long-term debt, less current
  portion...........................            --                938.4             --             --              --
Net intercompany (receivable)
  payable...........................            --               (181.4)          16.6          164.8              --
Other liabilities...................            --                  6.5            3.0           (6.2)             --
                                            ------             --------         ------         ------       ---------
         Total liabilities..........            --                890.3           36.2          250.8              --
                                            ------             --------         ------         ------       ---------
Commitments and contingencies
Stockholders' equity:
  Class A common stock..............           1.0                   --           (6.2)           6.2              --
  Class B common stock..............            --                   --             --             --              --
  Additional paid-in capital........         802.8                   --             --             --              --
  Retained earnings (deficit).......          35.4                826.8          594.0          487.5        (1,908.3)
  Accumulated other comprehensive
    income..........................            --                  1.1             --             --              --
  Less treasury stock (at cost).....          (5.4)                  --             --             --              --
                                            ------             --------         ------         ------       ---------
         Total stockholders'
           equity...................         833.8                827.9          587.8          493.7        (1,908.3)
                                            ------             --------         ------         ------       ---------
         Total liabilities and
           stockholders' equity.....        $833.8             $1,718.2         $624.0         $744.5       $(1,908.3)
                                            ======             ========         ======         ======       =========

                                         JULY 1, 2001
                                      -------------------
                                         CONSOLIDATED
                                           FAIRCHILD
                                         SEMICONDUCTOR
                                      INTERNATIONAL, INC.
                                      -------------------
ASSETS
Current assets:
  Cash and cash equivalents.........       $  256.9
  Accounts receivable, net..........          185.1
  Inventories.......................          233.2
  Deferred income taxes.............           46.9
  Other current assets..............           13.6
                                           --------
         Total current assets.......          735.7
Property, plant and equipment,
  net...............................          681.8
Intangible assets, net..............          503.9
Investment in subsidiary............             --
Other assets........................           90.8
                                           --------
         Total assets...............       $2,012.2
                                           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt............................       $    0.4
  Accounts payable..................          118.3
  Accrued expenses and other current
    liabilities.....................          116.9
                                           --------
         Total current
           liabilities..............          235.6
Long-term debt, less current
  portion...........................          938.4
Net intercompany (receivable)
  payable...........................             --
Other liabilities...................            3.3
                                           --------
         Total liabilities..........        1,177.3
                                           --------
Commitments and contingencies
Stockholders' equity:
  Class A common stock..............            1.0
  Class B common stock..............             --
  Additional paid-in capital........          802.8
  Retained earnings (deficit).......           35.4
  Accumulated other comprehensive
    income..........................            1.1
  Less treasury stock (at cost).....           (5.4)
                                           --------
         Total stockholders'
           equity...................          834.9
                                           --------
         Total liabilities and
           stockholders' equity.....       $2,012.2
                                           ========

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED JULY 1, 2001
                          -------------------------------------------------------------------------------------------------------
                            UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                               FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                             SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                          INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                          -------------------   --------------   ------------   ------------   ------------   -------------------
Revenue:
  Net sales -- trade....         $  --              $ 62.8          $ 42.6         $249.1        $    --            $354.5
  Net sales --
    intercompany........            --               228.2            21.1           86.7         (336.0)               --
  Contract
    manufacturing.......            --                14.8              --            3.1             --              17.9
                                 -----              ------          ------         ------        -------            ------
        Total revenue...            --               305.8            63.7          338.9         (336.0)            372.4
Operating expenses:
  Cost of sales.........            --                33.4            38.0          197.3             --             268.7
  Cost of sales --
    intercompany........            --               225.4            19.9           90.7         (336.0)               --
  Cost of contract
    manufacturing.......            --                 9.5              --            1.7             --              11.2
  Research and
    development.........            --                11.7             5.5            4.6             --              21.8
  Selling, general and
    administrative......            --                23.1             6.3           11.6             --              41.0
  Amortization of
    acquisition-related
    intangibles.........            --                 0.1             6.7            7.4             --              14.2
  Purchased in-process
    research and
    development.........            --                  --              --             --             --                --
  Restructuring and
    impairments.........            --                 2.5             0.8            0.6             --               3.9
                                 -----              ------          ------         ------        -------            ------
        Total operating
          expenses......            --               305.7            77.2          313.9         (336.0)            360.8
                                 -----              ------          ------         ------        -------            ------
Operating income
  (loss)................            --                 0.1           (13.5)          25.0             --              11.6
Interest expense........            --                26.5              --            0.1             --              26.6
Interest income.........            --                (3.0)            0.1           (0.1)            --              (3.0)
Equity in subsidiary
  (income) loss.........           8.0               (11.6)          (12.4)            --           16.0                --
                                 -----              ------          ------         ------        -------            ------
Income (loss) before
  income taxes..........          (8.0)              (11.8)           (1.2)          25.0          (16.0)            (12.0)
Provision (benefit) for
  income taxes..........            --                (3.8)             --           (0.2)            --              (4.0)
                                 -----              ------          ------         ------        -------            ------
  Net income (loss).....         $(8.0)             $ (8.0)         $ (1.2)        $ 25.2        $ (16.0)           $ (8.0)
                                 =====              ======          ======         ======        =======            ======

                                                               SIX MONTHS ENDED JULY 1, 2001
                          -------------------------------------------------------------------------------------------------------
                            UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                               FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                             SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                          INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                          -------------------   --------------   ------------   ------------   ------------   -------------------
Revenue:
  Net sales -- trade....         $  --              $139.4          $ 50.1         $532.8        $    --            $722.3
  Net sales --
    intercompany........            --               458.9            41.2          178.5         (678.6)               --
  Contract
    manufacturing.......            --                30.8              --            4.6             --              35.4
                                 -----              ------          ------         ------        -------            ------
        Total revenue...            --               629.1            91.3          715.9         (678.6)            757.7
Operating expenses:
  Cost of sales.........            --                69.3            47.3          407.1             --             523.7
  Cost of sales --
    intercompany........            --               454.1            38.9          185.6         (678.6)               --
  Cost of contract
    manufacturing.......            --                20.7              --            2.7             --              23.4
  Research and
    development.........            --                24.0            10.7           10.6             --              45.3
  Selling, general and
    administrative......            --                49.5            10.0           24.8             --              84.3
  Amortization of
    acquisition-related
    intangibles.........            --                 0.2             9.6           14.8             --              24.6
  Purchased in-process
    research and
    development.........            --                  --            12.8             --             --              12.8
  Restructuring and
    impairments.........            --                10.8             1.2            1.4             --              13.4
                                 -----              ------          ------         ------        -------            ------
        Total operating
          expenses......            --               628.6           130.5          647.0         (678.6)            727.5
                                 -----              ------          ------         ------        -------            ------
Operating income
  (loss)................            --                 0.5           (39.2)          68.9             --              30.2
Interest expense........            --                50.4              --            0.1             --              50.5
Interest income.........            --               (10.3)            0.1           (0.2)            --             (10.4)
Equity in subsidiary
  (income) loss.........           6.4               (27.1)          (31.7)            --           52.4                --
                                 -----              ------          ------         ------        -------            ------
Income (loss) before
  income taxes..........          (6.4)              (12.5)           (7.6)          69.0          (52.4)             (9.9)
Provision (benefit) for
  income taxes..........            --                (6.1)             --            2.6             --              (3.5)
                                 -----              ------          ------         ------        -------            ------
  Net income (loss).....         $(6.4)             $ (6.4)         $ (7.6)        $ 66.4        $ (52.4)           $ (6.4)
                                 =====              ======          ======         ======        =======            ======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JULY 2, 2001
                                    ----------------------------------------------------------------------------------------
                                      UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                         FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                       SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                    INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                    -------------------   --------------   ------------   ------------   -------------------
Cash flows used in operating
  activities:.....................         $  --             $  33.3           $2.1          $ 27.8            $  63.2
                                           -----             -------           ----          ------            -------
Investing activities:
  Capital expenditures............            --               (37.9)            --           (39.2)             (77.1)
  Purchase of molds and tooling...            --                  --             --            (2.0)              (2.0)
  Purchase of long-term
    investments...................            --                (3.5)            --              --               (3.5)
  Acquisitions, net of cash
    acquired......................            --              (344.1)            --              --             (344.1)
  Investment (in) from
    affiliate.....................           0.1                (0.1)            --              --                 --
                                           -----             -------           ----          ------            -------
         Cash provided by (used
           in) investing
           activities.............           0.1              (385.6)            --           (41.2)            (426.7)
                                           -----             -------           ----          ------            -------
Financing activities:
  Repayment of long-term debt.....                            (120.4)                                           (120.4)
  Issuance of long-term debt......            --               350.0             --              --              350.0
  Proceeds from issuance of common
    stock and from issuance of
    stock options, net............           3.3                  --             --              --                3.3
  Purchase of treasury stock......          (3.4)                 --             --              --               (3.4)
  Debt issuance costs.............            --               (10.9)            --              --              (10.9)
                                           -----             -------           ----          ------            -------
         Cash provided by (used
           in) financing
           activities.............          (0.1)              218.7             --              --              218.6
                                           -----             -------           ----          ------            -------
Net change in cash and cash
  equivalents.....................            --              (133.6)           2.1           (13.4)            (144.9)
Cash and cash equivalents at
  beginning of period.............            --               374.5             --            27.3              401.8
                                           -----             -------           ----          ------            -------
Cash and cash equivalents at end
  of period.......................         $  --             $ 240.9           $2.1          $ 13.9            $ 256.9
                                           =====             =======           ====          ======            =======
Supplemental Cash Flow
  Information:
  Cash paid during the year for:
    Income taxes..................         $  --             $   0.4           $ --          $  6.4            $   6.8
                                           =====             =======           ====          ======            =======
    Interest......................         $  --             $  33.8           $ --          $   --            $  33.8
                                           =====             =======           ====          ======            =======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                DECEMBER 31, 2000
                                ---------------------------------------------------------------------------------
                                  UNCONSOLIDATED      UNCONSOLIDATED
                                     FAIRCHILD          FAIRCHILD                         NON-
                                   SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS
                                -------------------   --------------   ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents...        $   --             $  374.5         $   --         $ 27.3       $      --
  Accounts receivable, net....            --                 53.7            5.1          166.2              --
  Inventories.................            --                102.4            9.7           80.7              --
  Deferred income taxes.......            --                 46.5            0.8             --              --
  Other current assets........            --                  1.6            3.9            4.0              --
                                      ------             --------         ------         ------       ---------
        Total current
          assets..............            --                578.7           19.5          278.2              --
Property, plant and equipment,
  net.........................            --                252.4            2.8          341.4              --
Intangible assets, net........            --                 11.6          102.4          184.1              --
Investment in subsidiary......         831.8                601.6          146.5             --        (1,579.9)
Other assets..................           5.9                 36.1           16.7            7.7              --
                                      ------             --------         ------         ------       ---------
        Total assets..........        $837.7             $1,480.4         $287.9         $811.4       $(1,579.9)
                                      ======             ========         ======         ======       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............        $   --             $   86.2         $  0.7         $ 68.4       $      --
  Accrued expenses and other
    current liabilities.......            --                 77.1            5.9           53.9              --
                                      ------             --------         ------         ------       ---------
        Total current
          liabilities.........            --                163.3            6.6          122.3              --
Long-term debt................            --                705.2             --             --              --
Net intercompany (receivable)
  payable.....................            --               (213.0)         (31.1)         244.1              --
Other liabilities.............            --                 (6.9)           0.3            9.0              --
                                      ------             --------         ------         ------       ---------
        Total liabilities.....            --                648.6          (24.2)         375.4              --
                                      ======             ========         ======         ======       =========
Commitments and contingencies
Stockholders' equity:
  Class A common stock........           0.8                   --             --             --              --
  Class B common stock........           0.2                   --             --             --              --
  Additional paid-in
    capital...................         801.1                   --             --             --              --
  Retained earnings...........          41.8                831.8          312.1          436.0        (1,579.9)
  Less treasury stock (at
    cost).....................          (6.2)                  --             --             --              --
                                      ------             --------         ------         ------       ---------
        Total stockholders'
          equity..............         837.7                831.8          312.1          436.0        (1,579.9)
                                      ------             --------         ------         ------       ---------
        Total liabilities and
          stockholders'
          equity..............        $837.7             $1,480.4         $287.9         $811.4       $(1,579.9)
                                      ======             ========         ======         ======       =========

                                 DECEMBER 31, 2000
                                -------------------
                                   CONSOLIDATED
                                     FAIRCHILD
                                   SEMICONDUCTOR
                                INTERNATIONAL, INC.
                                -------------------
ASSETS
Current assets:
  Cash and cash equivalents...       $  401.8
  Accounts receivable, net....          225.0
  Inventories.................          192.8
  Deferred income taxes.......           47.3
  Other current assets........            9.5
                                     --------
        Total current
          assets..............          876.4
Property, plant and equipment,
  net.........................          596.6
Intangible assets, net........          298.1
Investment in subsidiary......             --
Other assets..................           66.4
                                     --------
        Total assets..........       $1,837.5
                                     ========
LIABILITIES AND STOCKHOLDERS'
Current liabilities:
  Accounts payable............       $  155.3
  Accrued expenses and other
    current liabilities.......          136.9
                                     --------
        Total current
          liabilities.........          292.2
Long-term debt................          705.2
Net intercompany (receivable)
  payable.....................             --
Other liabilities.............            2.4
                                     --------
        Total liabilities.....          999.8
                                     ========
Commitments and contingencies
Stockholders' equity:
  Class A common stock........            0.8
  Class B common stock........            0.2
  Additional paid-in
    capital...................          801.1
  Retained earnings...........           41.8
  Less treasury stock (at
    cost).....................           (6.2)
                                     --------
        Total stockholders'
          equity..............          837.7
                                     --------
        Total liabilities and
          stockholders'
          equity..............       $1,837.5
                                     ========

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         THREE MONTHS ENDED JULY 2, 2000
                               ---------------------------------------------------
                                 UNCONSOLIDATED      UNCONSOLIDATED
                                    FAIRCHILD          FAIRCHILD
                                  SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR
                               INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES
                               -------------------   --------------   ------------
Revenue:
 Net sales -- trade..........        $   --              $ 93.6          $  8.9
 Net sales -- intercompany...            --               248.3             4.2
 Contract manufacturing......            --                19.4              --
                                     ------              ------          ------
       Total revenue.........            --               361.3            13.1
Operating expenses:
 Cost of sales...............            --                26.0             5.7
 Cost of sales --
   intercompany..............            --               246.5             4.2
 Cost of contract
   manufacturing.............            --                13.6              --
 Research and development....            --                11.0             2.9
 Selling, general and
   administrative............            --                29.7             3.0
 Amortization of acquisition-
   related intangibles.......            --                  --             1.4
 Purchased in-process
   research and
   development...............            --                  --             3.2
 Restructuring and
   impairments...............            --                  --              --
                                     ------              ------          ------
       Total operating
        expenses.............            --               326.8            20.4
                                     ------              ------          ------
Operating income (loss)......            --                34.5            (7.3)
Interest expense.............            --                22.9              --
Interest income..............            --                (5.6)             --
Equity in subsidiary (income)
 loss........................         (59.7)              (47.5)          (34.8)
                                     ------              ------          ------
Income before income taxes...          59.7                64.7            27.5
Provision for income taxes...            --                 5.0             0.7
                                     ------              ------          ------
Net income...................        $ 59.7              $ 59.7          $ 26.8
                                     ======              ======          ======

                                        THREE MONTHS ENDED JULY 2, 2000
                               -------------------------------------------------
                                                                CONSOLIDATED
                                   NON-                           FAIRCHILD
                                GUARANTOR                       SEMICONDUCTOR
                               SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                               ------------   ------------   -------------------
Revenue:
 Net sales -- trade..........     $307.5        $    --            $410.0
 Net sales -- intercompany...       16.2         (268.7)               --
 Contract manufacturing......        7.3             --              26.7
                                  ------        -------            ------
       Total revenue.........      331.0         (268.7)            436.7
Operating expenses:
 Cost of sales...............      227.7             --             259.4
 Cost of sales --
   intercompany..............       18.0         (268.7)               --
 Cost of contract
   manufacturing.............        3.1             --              16.7
 Research and development....        4.9             --              18.8
 Selling, general and
   administrative............       12.9             --              45.6
 Amortization of acquisition-
   related intangibles.......        7.6             --               9.0
 Purchased in-process
   research and
   development...............         --             --               3.2
 Restructuring and
   impairments...............         --             --                --
                                  ------        -------            ------
       Total operating
        expenses.............      274.2         (268.7)            352.7
                                  ------        -------            ------
Operating income (loss)......       56.8             --              84.0
Interest expense.............         --             --              22.9
Interest income..............       (0.4)            --              (6.0)
Equity in subsidiary (income)
 loss........................         --          142.0                --
                                  ------        -------            ------
Income before income taxes...       57.2         (142.0)             67.1
Provision for income taxes...        1.7             --               7.4
                                  ------        -------            ------
Net income...................     $ 55.5        $(142.0)           $ 59.7
                                  ======        =======            ======

                                                 SIX MONTHS ENDED JULY 2, 2000
                               ------------------------------------------------------------------
                                 UNCONSOLIDATED      UNCONSOLIDATED
                                    FAIRCHILD          FAIRCHILD                         NON-
                                  SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                               INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES
                               -------------------   --------------   ------------   ------------
Revenue:
 Net sales -- trade..........        $    --             $182.6          $  8.9         $587.4
 Net sales -- intercompany...             --              469.5             8.7           28.7
 Contract manufacturing......             --               43.8              --           15.7
                                     -------             ------          ------         ------
       Total revenue.........             --              695.9            17.6          631.8
Operating expenses:
 Cost of sales...............             --               58.8            (0.5)         445.6
 Cost of sales --
   intercompany..............             --              465.0             8.7           33.2
 Cost of contract
   manufacturing.............             --               30.1              --            6.6
 Research and development....             --               21.5             6.3            8.8
 Selling, general and
   administrative............             --               58.9             4.7           27.0
 Amortization of acquisition-
   related intangibles.......             --                 --             2.2           15.2
 Purchased in-process
   research and
   development...............             --                 --             3.2             --
 Restructuring and
   impairments...............             --               (2.3)           (3.3)            --
                                     -------             ------          ------         ------
       Total operating
        expenses.............             --              632.0            21.3          536.4
                                     -------             ------          ------         ------
Operating income (loss)......             --               63.9            (3.7)          95.4
Interest expense.............             --               43.7              --             --
Interest income..............             --               (9.4)             --           (0.6)
Equity in subsidiary (income)
 loss........................         (109.7)             (87.4)          (63.6)            --
                                     -------             ------          ------         ------
Income before income taxes...          109.7              117.0            59.9           96.0
Provision for income taxes...             --                7.3             0.7            4.2
                                     -------             ------          ------         ------
Net income...................        $ 109.7             $109.7          $ 59.2         $ 91.8
                                     =======             ======          ======         ======

                                 SIX MONTHS ENDED JULY 2, 2000
                               ----------------------------------
                                                 CONSOLIDATED
                                                   FAIRCHILD
                                                 SEMICONDUCTOR
                               ELIMINATIONS   INTERNATIONAL, INC.
                               ------------   -------------------
Revenue:
 Net sales -- trade..........    $    --            $778.9
 Net sales -- intercompany...     (506.9)               --
 Contract manufacturing......         --              59.5
                                 -------            ------
       Total revenue.........     (506.9)            838.4
Operating expenses:
 Cost of sales...............         --             503.9
 Cost of sales --
   intercompany..............     (506.9)               --
 Cost of contract
   manufacturing.............         --              36.7
 Research and development....         --              36.6
 Selling, general and
   administrative............         --              90.6
 Amortization of acquisition-
   related intangibles.......         --              17.4
 Purchased in-process
   research and
   development...............         --               3.2
 Restructuring and
   impairments...............         --              (5.6)
                                 -------            ------
       Total operating
        expenses.............     (506.9)            682.8
                                 -------            ------
Operating income (loss)......         --             155.6
Interest expense.............         --              43.7
Interest income..............         --             (10.0)
Equity in subsidiary (income)
 loss........................      260.7                --
                                 -------            ------
Income before income taxes...     (260.7)            121.9
Provision for income taxes...         --              12.2
                                 -------            ------
Net income...................    $(260.7)           $109.7
                                 =======            ======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JULY 2, 2000
                                    ----------------------------------------------------------------------------------------
                                      UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                         FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                       SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                    INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                    -------------------   --------------   ------------   ------------   -------------------
Cash flows provided by (used in)
  operating activities:...........        $    --             $162.7          $(76.4)        $ 77.5            $ 163.8
                                          -------             ------          ------         ------            -------
Investing activities:
  Capital expenditures............             --              (59.6)           (0.3)         (50.0)            (109.9)
  Purchase of molds and tooling...             --                 --              --           (1.5)              (1.5)
  Purchase of long term
    investments...................             --               (7.2)             --             --               (7.2)
  Acquisitions, net of cash
    acquired......................             --              (22.7)             --             --              (22.7)
  Investment (in) from
    affiliate.....................         (243.1)             164.4            78.7             --                 --
                                          -------             ------          ------         ------            -------
         Cash provided by (used
           in) investing
           activities.............         (243.1)              74.9            78.4          (51.5)            (141.3)
                                          -------             ------          ------         ------            -------
Financing activities:
  Proceeds from revolving credit
    facility, net.................             --                2.1              --             --                2.1
  Repayment of long-term debt.....             --               (0.8)             --             --               (0.8)
  Issuance of long-term debt......             --                 --              --             --                 --
  Proceeds from issuance of common
    stock and from issuance of
    stock options, net............          243.1                 --              --             --              243.1
  Purchase of treasury stock......             --                 --              --             --                 --
  Debt issuance costs.............             --               (2.1)             --             --               (2.1)
                                          -------             ------          ------         ------            -------
         Cash provided by (used
           in) financing
           activities.............          243.1               (0.8)             --             --              242.3
                                          -------             ------          ------         ------            -------
Net change in cash and cash
  equivalents.....................             --              236.8             2.0           26.0              264.8
Cash and cash equivalents at
  beginning of period.............             --              117.3              --           21.4              138.7
                                          -------             ------          ------         ------            -------
Cash and cash equivalents at end
  of period.......................        $    --             $354.1          $  2.0         $ 47.4            $ 403.5
                                          =======             ======          ======         ======            =======
Supplemental Cash Flow
  Information:
  Cash paid during the year for:
    Income taxes..................        $    --             $  0.1          $   --         $  1.7            $   1.8
                                          =======             ======          ======         ======            =======
    Interest......................        $    --             $ 36.1          $   --         $   --            $  36.1
                                          =======             ======          ======         ======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS IN THIS REPORT. SEE "OUTLOOK" AND "BUSINESS RISKS" BELOW.

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

     On March 16, 2001, we completed an acquisition of the discrete power business of Intersil Corporation (DPP) for approximately $344.1 million in cash, including related acquisition costs. DPP is a leading provider of silicon-based discrete power devices for the computer, communications, industrial, automotive, and space and defense markets. Included in the acquisition is the industry's only eight inch wafer fabrication facility dedicated to discrete power products, located in Mountaintop, Pennsylvania.

RESULTS OF OPERATIONS

     We generated net losses of $8.0 million and $6.4 million in the second quarter and first six months of 2001, respectively, compared to net income of $59.7 million and $109.7 million in the comparable periods of 2000. Excluding unusual (gains) charges and amortization of acquisition-related intangibles, adjusted net income was as follows for the three and six months ended July 1, 2001 and July 2, 2000, respectively:

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                             --------------------      --------------------
                                             JULY 1,      JULY 2,      JULY 1,      JULY 2,
                                              2001         2000         2001         2000
                                             -------      -------      -------      -------
                                                             (IN MILLIONS)
Net income (loss)..........................   $(8.0)       $59.7       $ (6.4)      $109.7
  Restructuring and impairments............     3.9           --         13.4         (5.6)
  Purchased in-process research and
     development...........................      --          3.2         12.8          3.2
  Non-recurring (gains) charges............     2.5         (1.8)         2.5         (1.8)
  Amortization of acquisition-related
     intangibles...........................    14.2          9.0         24.6         17.4
  Less associated tax effects..............    (6.8)        (1.1)       (15.0)        (1.3)
                                              -----        -----       ------       ------
Adjusted net income........................   $ 5.8        $69.0       $ 31.9       $121.6
                                              =====        =====       ======       ======

     Restructuring and impairments in the second quarter and first six months of 2001 include $3.9 million recorded in the second quarter for employee severance and benefit costs associated with workforce reduction actions, $8.3 million recorded in the first quarter for asset impairment charges related to the consolidation of the five-inch wafer fabrication line in South Portland, Maine and $1.2 million recorded in the first quarter for employee severance and benefit costs associated with workforce reduction actions. Restructuring and impairments in the first six months of 2000 include gains resulting from our re-evaluation and subsequent adjustment to our non-cash restructuring accruals based upon the final execution of several of our plans ($2.1 million) as well as a one-time gain for additional funds received in connection with the sale of our former Mountain View, California facility ($3.5 million).

     Purchased in-process research and development was recorded in connection with our acquisitions of DPP in the first quarter of 2001 ($12.8 million) and QT Optoelectronics, Inc. in the second quarter of 2000 ($3.2 million).

     Non-recurring (gains) charges for the second quarter and first six months of 2001 included a $2.5 million inventory charge associated with the discontinuance of the digitizer product line in our Analog group. Non-recurring (gains) charges for the second quarter and first six months of 2000 included charges for the write-off of debt issuance costs associated with refinanced debt ($3.6 million) offset by gains resulting from revisions of estimated charges recorded in sales and cost of sales as part of the 1999 Memory restructuring action ($5.4 million).

     Operating income was $11.6 million and $30.2 million in the second quarter and first six months of 2001, respectively, compared to $84.0 million and $155.6 million in the second quarter and first six months of 2000. Excluding restructuring and impairments and other non-recurring (gains) charges detailed above, operating income was $18.0 million and $58.9 million in the second quarter and first six months of 2001, respectively, compared to $81.8 million and $147.8 million in the comparable periods of 2000. The decrease in operating income is primarily due to soft market conditions in the semiconductor industry in the first six months of 2001, resulting in lower prices, unit volumes and underutilization of our factories, as well as from lower contract manufacturing revenue. Despite the current industry conditions, we have continued to invest in our research and development effort to drive new product introductions.

     On a segment basis, Analog had an operating loss of $4.1 million and was break-even in the second quarter and first six months of 2001, respectively, as compared to operating income of $14.0 million and $24.1 million in the comparable periods of 2000. The decreases in Analog's operating income are primarily due to decreases in gross margins due to decreased revenues coupled with lower factory utilization. Discrete had operating income of $7.3 million and $19.6 million in the second quarter and first six months of 2001, respectively, as compared to $32.2 million and $58.0 million in the comparable periods of 2000. The decreases in Discrete's operating income are primarily due to decreases in gross margins, coupled with increases in operating expenses, including amortization of acquisition related intangibles, due primarily to the acquisition of DPP. Interface and Logic had operating income of $9.1 million and $30.3 million in the second quarter and first six months of 2001, respectively, as compared to operating income of $24.2 million and $41.0 million in the comparable periods of 2000. The decrease in Interface and Logic's operating income is due to decreases in gross margins offset by spending reductions in operating expenses.

     Excluding depreciation and amortization of $47.5 million and $88.0 million in the second quarter and first six months of 2001, respectively, and $36.5 million and $74.9 million in the comparable periods of 2000, restructuring and impairments and other non-recurring (gains) charges, earnings before interest, taxes depreciation and amortization (EBITDA) were $65.5 million and $146.9 million in the second quarter and first six months of 2001, respectively, compared to $118.3 million and $222.7 million in the comparable periods of 2000. EBITDA is presented because we believe that it is a widely accepted financial indicator of an entity's ability to incur and service debt. Adjusted net income is presented because we believe it reflects the true operating performance of the business. EBITDA, adjusted net income, and adjusted operating income should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with accounting principles generally accepted in the United States of America, as an indicator of our operating performance, or as an alternative to cash flow as a measure of liquidity.

REVENUES

     Our revenues consist of trade sales to unaffiliated customers (95.2 % and 95.3 % of total revenues in the second quarter and first six months of 2001, respectively, and 93.9% and 92.9% of total revenues in the comparable periods of
2000) and revenues from contract manufacturing services provided to National Semiconductor and Samsung Electronics (4.8 % and 4.7% of total revenues in the second quarter and first six months of 2001, respectively, and 6.1% and 7.1% of total revenues in the comparable periods of 2000).

     Trade sales were $354.5 million in the second quarter of 2001 compared to $410.0 million for the second quarter of 2000. On a year-to-date basis, trade sales were $722.3 million in 2001 compared to $778.9 for the comparable period of 2000. Increased revenues from our acquisitions that have taken place since the second quarter of 2000 partially offset lower revenues in our continuing businesses due to the industry-wide market slowdown.

     Analog revenues decreased 25.4% and 14.8% to $70.5 million and $154.2 million in the second quarter and first six months of 2001, respectively, from $94.5 million and $181.0 million in the comparable periods of

2000. Discrete revenues decreased 2.1% and 6.5% to $179.1 million and $334.3 million in the second quarter and first six months of 2001, respectively, compared to $183.0 million and $357.4 million in the comparable periods of 2000. Interface and Logic revenues decreased 29.8% and 16.4% to $73.6 million and $165.7 million in the second quarter and first six months of 2001, respectively, from $104.8 million and $198.3 million in the comparable periods of 2000. These revenue decreases were due to lower prices and unit volumes.

     As a percentage of trade sales, geographic trade sales for North America, Europe, Asia/Pacific and Korea were as follows for the three and six months ended July 1, 2001 and July 2, 2000:

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                               --------------------      --------------------
                                               JULY 1,      JULY 2,      JULY 1,      JULY 2,
                                                2001         2000         2001         2000
                                               -------      -------      -------      -------
                                                               (IN MILLIONS)
North America................................     23%          23%          22%          24%
Europe.......................................     14           14           14           14
Asia/Pacific.................................     47           46           47           44
Korea........................................     16           17           17           18
                                                 ---          ---          ---          ---
Total........................................    100%         100%         100%         100%
                                                 ===          ===          ===          ===

     North American revenues decreased 14% and 13% in the second quarter and first six months of 2001 compared to the same periods of 2000. The North American sales region has been hardest hit by the inventory correction occurring in all end market segments. European revenues decreased 14% and 10% in the second quarter and first six months of 2001 compared to same periods of 2000. They have been impacted by the same factors affecting North America. Revenues in our Asia/Pacific sales region have decreased 12% and are flat in the second quarter and first six months of 2001 compared to the same periods of 2000. The decrease in Asia/ Pacific sales in the second quarter was driven by the slow down in the computing segment, including peripherals, as many of the manufacturers for this market segment are located in this region. Sales in our Korean region decreased 19% and 14% in the second quarter and first six months of 2001 compared to the same period of 2000. This decrease was due to the impact of a weaker Korean economy as financial restructuring in this country continues.

     Contract manufacturing revenues decreased 33.0% and 40.5% to $17.9 million and $35.4 in the second quarter and first six months of 2001 compared to $26.7 million and $59.5 million in the second quarter and first six months of 2000. The decrease in contract manufacturing revenue resulted from diminishing demand from both National Semiconductor and Samsung Electronics.

GROSS PROFIT

     Gross profit was as follows for the three and six months ended July 1, 2001 and July 2, 2000:

                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                               -------------------------------    --------------------------------
                                  JULY 1,          JULY 2,           JULY 1,           JULY 2,
                                   2001              2000              2001              2000
                               -------------    --------------    --------------    --------------
                                                          (IN MILLIONS)
Trade gross profit...........  $85.8    24.2%   $150.6    36.7%   $198.6    27.5%   $275.0    35.3%
Contract manufacturing gross
  profit.....................    6.7    37.4%     10.0    37.4%     12.0    33.9%     22.8    38.3%
                               -----    ----    ------    ----    ------    ----    ------    ----
Total gross profit...........  $92.5    24.8%   $160.6    36.8%   $210.6    27.8%   $297.8    35.5%
                               =====    ====    ======    ====    ======    ====    ======    ====

     Excluding non-recurring charges in the second quarter and first six months of 2001 associated with an inventory charge as a result of the discontinuance of the digitizer product line in our analog group ($2.5 million), total gross profit was $95.0 million (25.5%) and $213.1 million (28.1%), respectively. Excluding non-recurring (gains) in the second quarter and first six months of 2000 associated with revisions to estimated charges for the 1999 Memory restructuring action ($5.4 million) total gross profit was $155.2 million (35.7%)
and $292.4 million (35.0%), respectively. The decrease in our trade gross profits is primarily due to lower prices, unit volumes, a shift in product mix to lower margin products and lower capacity utilization.

RESEARCH AND DEVELOPMENT

     Research and development expenses ("R&D") were $21.8 million, or 6.1% of trade sales, in the second quarter of 2001, compared to $18.8 million, or 4.6% of trade sales, in the second quarter of 2000. On a year-to-date basis, R&D was $45.3 million, or 6.3% of trade sales, compared to $36.6 million, or 4.7% of trade sales, for the comparable period of 2000. The increases in R&D spending were primarily due to R&D from our acquired businesses in 2000 and 2001 and continued spending on new product development, focused primarily on our growth products (Analog, Power MOSFETs, Interface, CMOS Logic, and Optoelectronics), despite softer market conditions.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses ("SG&A") were $41.0 million, or 11.6% of trade sales, in the second quarter of 2001, compared to $45.6 million, or 11.1% of trade sales, in the second quarter of 2000. On a year-to-date basis, SG&A expenses were $84.3 million, or 11.7% of trade sales, compared to $90.6 million, or 11.6% of trade sales, for the comparable period of 2000. We have offset SG&A from our acquired businesses in 2000 and 2001 with spending reductions in response to softer market conditions.

AMORTIZATION OF ACQUISITION RELATED INTANGIBLES

     Amortization of acquisition related intangibles was $14.2 million in the second quarter of 2001, compared to $9.0 million in the second quarter of 2000. On a year to date basis, amortization of acquisition related intangibles was $24.6 million, compared to $17.4 million for the comparable period of 2000. The increase in amortization is due to acquisitions that occurred in the latter part of 2000 and in 2001.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     Purchased in-process research and development of $12.8 million was recorded in the first quarter of 2001 in conjunction with the acquisition of DPP and $3.2 million in the second quarter of 2000 in conjunction with the acquisition of QT Optoelectronics, Inc.

RESTRUCTURING AND IMPAIRMENTS

     During the three and six months ended July 1, 2001, the Company recorded pre-tax restructuring charges of $3.9 million and $13.4 million, respectively. In the second quarter of 2001 the charge is due to employee separation costs related to severance and other benefits associated with work force reduction actions. For the six months ended July 1, 2001 these charges also include an $8.3 million charge for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine and $1.2 million for employee separation costs recorded in the first quarter. As of July 1, 2001, the accrued balance associated with these costs was $1.2 million. The Company expects that all amounts will be substantially paid before the end of the year.

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

INTEREST EXPENSE

     Interest expense was $26.6 million and $50.5 million in the second quarter and first six months of 2000, respectively, compared to $22.9 million and $43.7 million in the comparable periods of 2000. The increase in interest expense is principally the result of additional interest associated with the $350.0 million 10 1/2% Senior Subordinated Notes that were issued during the first quarter of 2001.

INTEREST INCOME

     Interest income was $3.0 million and $10.4 million in the second quarter and first six months of 2001, respectively, compared to $6.0 million and $10.0 million in the comparable periods of 2000. The decrease in interest income for the second quarter of 2001 compared to the comparable period of 2000 is due to lower average cash balances coupled with lower rates of return.

INCOME TAXES

     Income tax expense (benefit) was $(4.0) million and $(3.5) million for the second quarter and first six months of 2001, respectively, compared to $7.4 million and $12.2 million in the second quarter and first six months of 2000. The effective tax rates for the second quarter and first six months of 2001 were 33.3% and 35.3%, respectively, compared to 11.0% and 10.0% in the second quarter and first six months of 2000. The increase in our effective tax rate is due to the favorable effect of the utilization of deferred tax valuation allowances to offset current year income tax expense in 2000. We did not realize a similar benefit in 2001. In addition, due to regional economic conditions, our effective tax rate has increased as a result of decreased profits in low tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     We have a borrowing capacity of $300.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At July 1, 2001, no amounts were outstanding on our revolving credit facility.

     In connection with the financing of the DPP acquisition, on January 31, 2001, we completed a private offering of $350.0 million of 10 1/2% Senior Subordinated Notes. Interest on these notes will be paid semi-annually on February 1 and August 1 of each year, beginning August 1, 2001. We may redeem the notes on or after February 1, 2005. Prior to February 1, 2004, we may redeem up to 35% of the notes from the proceeds of equity offerings.

     On June 8, 2001, we completed an offer to exchange the privately placed 10 1/2% Senior Subordinated Notes for publicly registered notes with terms substantially identical to those of the outstanding notes, except that certain transfer restrictions, registration rights and liquidated damages provisions relating to the previously outstanding notes do not apply.

     Our senior credit facility, the indentures governing our 10 1/8% Senior Subordinated Notes, 10 3/8% Senior Subordinated Notes and 10 1/2% Senior Subordinated Notes do, and other debt instruments we may enter into in the future may, impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants relating to financial ratios include a minimum interest coverage ratio and a maximum senior leverage ratio. Provided there are no outstanding balances, compliance with these ratios is not required until the quarter ended March 2003. The senior credit facility also limits our ability to modify our certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. The subsidiaries of Fairchild Semiconductor Corporation are permitted without material restrictions under our debt instruments to pay dividends or make advances to Fairchild Semiconductor Corporation. We believe that those funds, permitted to be transferred to us, together with existing cash, will be sufficient to meet our debt obligations. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and capital expenditures for the next twelve months. We intend to invest approximately $125 to $135 million in 2001 to expand capacity primarily in support of in-sourcing and our e-business initiatives. Additional borrowing or equity investment may be required to fund future acquisitions.

     As of July 1, 2001, the Company's cash and cash equivalents balance was $256.9 million, a decrease of $144.9 million from December 31, 2000. After giving consideration to the pay down of $120.2 million on our revolving credit facility in the second quarter of 2001, cash would have decreased by $24.7 million from December 31, 2000 and decreased $0.5 million from the quarter ended April 1, 2001.

     During the first six months of 2001, our operations provided $63.2 million in cash compared to $163.8 million of cash in the first six months of 2000. The decrease in cash provided by operating activities reflects a decrease in the first six months of 2001 in net income adjusted for non-cash items of $90.9 million and a decrease in cash flows from changes in operating assets and liabilities of $9.7 million as compared with the first six months of 2000. Cash used in investing activities during the first six months of 2001 totaled $426.7 million, compared to $141.3 million in the first six months of 2000. The increase primarily results from the acquisition of the discrete power business of Intersil Corporation offset by lower capital expenditures for the first six months of 2001. Capital expenditures in the first six months of 2001 were made principally in the company's wafer fabs, assembly and test facilities and our e-business initiatives, and were part of the company's 2001 plan. Capital expenditures for the balance of 2001 will continue to be primarily to increase manufacturing capacity in support of production in-sourcing as well as for our e-business initiative. Cash provided by financing activities of $218.6 million for the first six months of 2001 was primarily from the issuance of $350.0 million of 10% Senior Subordinated Notes, net of associated fees and expenses of approximately $10.9 million, offset by repayment of $120.2 million on our revolving senior credit facility. Cash provided by financing activities of $242.3 million in the first six months of 2000 was due primarily to proceeds from our secondary stock offering.

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL, EXCLUDING
SUBSIDIARIES

     Fairchild Semiconductor International, Inc. is a holding company, the principal asset of which is the stock of its wholly owned subsidiary, Fairchild Semiconductor Corporation. Fairchild Semiconductor International on a stand-alone basis had no cash flow from operations in the first six months of 2001, nor in the first six months of 2000. Fairchild Semiconductor International on a stand-alone basis has no cash requirements for the next twelve months.

OUTLOOK

     This quarterly report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "we believe," "we expect," "we intend," "may," "will," "should," "seeks," "approximately," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, this Outlook section contains numerous forward-looking statements. All forward-looking statements in this quarterly report are made based on management's current expectations and estimates, which involve risks and uncertainties, including those described and, more specifically, in the Business Risks section below. Among these factors are the following: changes in overall economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors' actions; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Business Risks section in quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this quarterly report. We assume no obligation to update such information.

     During the second quarter of 2001, we continued to be impacted by the industry-wide slowdown that began at the end of 2000. In an economic environment that continues to be difficult, we are beginning to see small signs of improvement, but feel it is premature to begin forecasting for a strong fall upturn. We believe revenues for the third quarter of 2001 to be down 15% to 20% sequentially from second quarter 2001 revenues. At this level of business, we expect that gross margins will be in the range of 20% to 22%. We anticipate that continued price erosion coupled with continued low factory utilization will be the main factors behind the sequential percentage decline in gross margins.

     We will continue executing on our cost reduction plans and expect total research and development and selling, general and administrative expenses, including amortization of intangibles, to be in the range of $67 to $70 million for the third quarter of 2001. We expect interest expense to be approximately $23 million and our effective tax rate to be 35% per quarter through the end of 2001.

     For purposes of computing EBITDA, adjusted net income and net income per share, we expect that depreciation and amortization will be roughly $33 million and amortization of acquisition related intangibles to be approximately $14 million per quarter for the remainder of 2001. Finally, we expect an outstanding diluted share count of approximately 102.5 million shares for the third quarter of 2001.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that an assembled workforce may no longer be accounted for as an identifiable intangible asset. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     We are required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective December 31, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

     SFAS No. 141 will require upon adoption of SFAS No. 142, that we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the first quarter of 2002. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 during the first quarter of 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

     SFAS No. 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss for goodwill will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of December 31, 2001, we expect to have unamortized goodwill of approximately $221.0 million, unamortized assembled workforce of approximately $4.0 million and other unamortized identifiable intangible assets of approximately $250.0 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill and assembled workforce was $5.3 million and $7.4 million for the three and six months ended July 1, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

     DOWNTURNS IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY OR CHANGES IN END USER MARKET DEMANDS COULD REDUCE THE VALUE OF OUR BUSINESS.

     The semiconductor industry is highly cyclical, and the value of our business may decline during the "down" portion of these cycles. During the latter half of Fiscal 1998 and most of Fiscal 1999, we, as well as many others in our industry, experienced significant declines in the pricing of our products as customers reduced demand forecasts and manufacturers reduced prices to keep capacity utilization high. We believe these trends were due primarily to the Asian financial crisis during that period and excess personal computer inventories. Beginning in the fourth quarter of Calendar 2000 and continuing into 2001, we and the rest of the semiconductor industry have experienced backlog cancellations and reduced demand for our products, resulting in slower revenue growth, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand for personal computers, cellular telephones and consumer electronics and automotive and industrial goods, and these end user markets may experience changes in demand that will adversely affect our prospects.

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

     OUR FAILURE TO OBTAIN OR MAINTAIN THE RIGHT TO USE CERTAIN TECHNOLOGIES MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

     Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors of intellectual property infringement. The semiconductor industry is characterized by litigation regarding patent and other intellectual property rights. We are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. Our involvement in existing and future intellectual property litigation could result in significant expense to our company, adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

     - pay substantial damages;

     - indemnify our customers for damages they might suffer if the products they purchase from us violate the intellectual property rights of others;

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

     We are constantly pursuing acquisition opportunities and consolidation possibilities and are in various stages of due diligence or preliminary discussions with respect to a number of potential transactions, some of which would be significant. No material potential transactions is subject to a letter of intent or otherwise so far advanced as to make the transaction reasonably certain.

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

     In addition, we may encounter unforeseen obstacles or costs in the integration of other businesses we acquire.

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

     Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In addition, we subcontract a portion of our wafer fabrication and assembly and test operations to other manufacturers, including Carsem, Amkor, NS Electronics (Bangkok) Ltd., Samsung Electronics, Korea Micro Industry and ChipPAC, Inc. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

     In addition, we are currently engaged in an effort to expand capacity at some of our manufacturing facilities. As is common in the semiconductor industry, we have from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. As a consequence, we have suffered delays in product deliveries or reduced yields. We may experience delays or problems in bringing planned new manufacturing capacity to full production. We may also experience problems in achieving acceptable yields, or experience product delivery delays in the future with respect to existing or planned new capacity as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

     A SIGNIFICANT PORTION OF OUR SALES ARE MADE BY DISTRIBUTORS WHO CAN TERMINATE THEIR RELATIONSHIPS WITH US WITH LITTLE OR NO NOTICE. THE TERMINATION OF A DISTRIBUTOR COULD REDUCE SALES AND RESULT IN INVENTORY RETURNS.

     Distributors accounted for 56.4% of our net sales for the six months ended July 1, 2001. Our five domestic distributors accounted for 9.0 % of our total net sales for the six months ended July 1, 2001. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor's initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

     THE COSTS TO OPERATE THE DISCRETE POWER PRODUCTS BUSINESS ACQUIRED FROM INTERSIL MAY INCREASE.

     Prior to our acquisition of the discrete power products business, Intersil operated that business as a division. Since the consummation of the DPP acquisition, DPP incurred $11.6 million in costs for research and development, sales and marketing and general and administrative activities. These costs represent expenses incurred directly by DPP and charges incurred under the transition services agreement with Intersil. Although Intersil has agreed to provide certain of these services for a transition period under a transitional services agreement, DPP will need to obtain many of these services on an arm's length basis. We cannot assure you that we will be able to obtain similar services on comparable terms. In addition, although Intersil will aid us in integrating the DPP operations into our operations pursuant to the transitional services agreement, we may encounter unforeseen obstacles or costs in such integration.

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

     Affiliates of Citigroup Inc, and our directors and executive officers together own approximately 35.4% of the outstanding shares of our Class A Common Stock (including shares underlying vested options). By virtue of such stock ownership, such persons have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of its directors and amendment of our charter and bylaws. Such persons may exercise their influence over us in a manner detriment to the interests of our stockholders or bondholders.

     WE ARE A LEVERAGED COMPANY WITH A DEBT TO EQUITY RATIO OF 1.12 TO 1, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO GROW AND COMPETE.

     At July 1, 2001 we had total indebtedness of $938.8 million and a ratio of debt to equity of 1.12 to 1.

     Our substantial indebtedness could have important consequences. For example, it could:

     - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

     - increase the amount of our interest expense, because certain of our borrowings (namely borrowings under our Senior Credit Facility, which is currently undrawn) are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

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

     We may be able to incur substantial additional indebtedness in the future. Although the terms of the indentures governing Fairchild Semiconductor Corporation's outstanding 10 1/8% Senior Subordinated Notes, its outstanding
10 3/8% Senior Subordinated Notes, its outstanding 10 1/2% Senior Subordinated Notes and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $300.0 million. As of July 1, 2001 we had $300 million available under this revolving credit facility. If new debt is added to our subsidiaries' current debt levels, the substantial risks described above would intensify.

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

     In addition, the senior credit facility contains other and more restrictive covenants and limits us from prepaying our other indebtedness. The senior credit facility also requires us to maintain specified financial ratios. These financial ratios become more restrictive over the life of the senior credit facility. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International's annual report on Form 10-K for the year ended December 31, 2000 and under the subheading "Quantitative and Qualitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 27 of Fairchild Semiconductor International's Annual Report to Stockholders for the year ended December 31, 2000.

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

ITEM 2.  CHANGES IN SECURITIES

     On April 25, 2001, upon stockholder approval at our annual meeting, Fairchild Semiconductor International amended its restated certificate of incorporation to increase the number of shares of Class A Common Stock authorized for issuance to 170,000,000 from 140,000,000, and to increase the number of shares of Class B Common Stock authorized for issuance to 170,000,000 from 140,000,000. The amendment did not materially modify the rights of holders of either class of common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Fairchild Semiconductor International's annual meeting of stockholders was held on April 25, 2001.

(b) The following directors were elected at the meeting:

                                                                      AUTHORITY
                                                           FOR        WITHHELD
                                                           ---        ---------
Kirk P. Pond..........................................  91,039,418     839,551
Joseph R. Martin......................................  91,026,928     852,041
Richard M. Cashin, Jr.................................  91,428,522     450,447
Charles M. Clough.....................................  91,472,048     406,921
William T. Comfort III................................  91,412,220     466,749
Paul C. Schorr IV.....................................  91,424,224     454,745
Ronald W. Shelly......................................  91,472,998     405,971
William N. Stout......................................  91,428,622     450,347

(c) A proposal to amend the company's restated certificate of incorporation, authorizing the issuance of additional shares of common stock, as described in
Item 2, above, was approved at the meeting by the following votes:

       FOR:  89,347,703       AGAINST:  2,491,556        ABSTAIN:  39,710

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
  NO.
-------
  3.1     Certificate of Amendment to the Restated Certificate of
          Incorporation of Fairchild Semiconductor International,
          Inc., as filed with the Secretary of State of the State of
          Delaware on April 25, 2001 (incorporated by reference from
          Amendment No. 1 to Fairchild Semiconductor Corporation's
          registration statement on Form S-4 (SEC File No. 333-58848), filed April 27, 2001).
 10.1     Amendment No. 2 dated as of August 3, 2001, superceding
          Amendment No. 1 dated as of May 29, 2001, to the Credit
          Agreement, dated as of June 6, 2000, among Fairchild
          Semiconductor Corporation, Fairchild Semiconductor
          International, Inc., Credit Suisse First Boston, Fleet
          National Bank, ABN Amro Bank NV and certain other lenders.
(b)       Reports on Form 8-K

     On April 25, 2001, we filed a special report on Form 8-K relating to financial information for the three and six months ended April 1, 2001 and forward-looking statements relating to the second quarter of 2001 and the year ended December 30, 2001 as presented in a press release on April 24, 2001.

     On May 29, 2001 we filed a special report on Form 8-K in connection with our announcement of our intent to offer $200 million principal amount of Convertible Subordinated Notes as well as updating our second quarter 2001 outlook as presented in press releases dated May 29, 2001.

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

Date: August 15, 2001