Form 10-Q
period 2001-09-30
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2001-11-14
CIK 1036960

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



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO           .

                       COMMISSION FILE NUMBER: 001-15181

                             ---------------------

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

     The number of shares outstanding of the issuer's classes of common stock as of the close of business on September 30, 2001:

             TITLE OF EACH CLASS                              NUMBER OF SHARES
             -------------------                              ----------------
Class A Common Stock, par value $.01 per share                   99,741,117
Class B Common Stock, par value $.01 per share                       0

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of September 30,
         2001 (Unaudited) and December 31, 2000......................    2
         Condensed Consolidated Statements of Operations (Unaudited)
         for the Three and Nine Months Ended September 30, 2001 and
         October 1, 2000.............................................    3
         Condensed Consolidated Statements of Comprehensive Income
         (Unaudited) for the Three and Nine Months Ended September
         30, 2001 and October 1, 2000................................    4
         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Months Ended September 30, 2001 and October 1,
         2000........................................................    5
         Notes to Condensed Consolidated Financial Statements
         (Unaudited).................................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition    20
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosures about Market          35
         Risk........................................................

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   36
Item 6.  Exhibits and Reports on Form 8-K............................   36
SIGNATURE............................................................   37

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  285.4        $  401.8
  Accounts receivable, net..................................       140.7           225.0
  Inventories...............................................       213.0           192.8
  Deferred income taxes.....................................        47.5            47.3
  Other current assets......................................        11.9             9.5
                                                                --------        --------
          Total current assets..............................       698.5           876.4
Property, plant and equipment, net..........................       673.1           596.6
Intangible assets, net......................................       494.3           298.1
Other assets................................................       100.9            66.4
                                                                --------        --------
          Total assets......................................    $1,966.8        $1,837.5
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $    0.4        $     --
  Accounts payable..........................................        99.7           155.3
  Accrued expenses and other current liabilities............       105.1           136.9
                                                                --------        --------
          Total current liabilities.........................       205.2           292.2
Long-term debt, less current portion........................       938.2           705.2
Other liabilities...........................................         4.3             2.4
                                                                --------        --------
          Total liabilities.................................     1,147.7           999.8
Commitments and contingencies
Stockholders' equity:
  Class A common stock......................................         1.0             0.8
  Class B common stock......................................          --             0.2
  Additional paid-in capital................................       807.7           801.1
  Retained earnings.........................................        16.3            41.8
  Accumulated other comprehensive loss......................        (0.4)             --
  Less treasury stock at cost...............................        (5.5)           (6.2)
                                                                --------        --------
          Total stockholders' equity........................       819.1           837.7
                                                                --------        --------
          Total liabilities and stockholders' equity........    $1,966.8        $1,837.5
                                                                ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 --------------------------   --------------------------
                                                 SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                                     2001           2000          2001           2000
                                                 -------------   ----------   -------------   ----------
                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                       (UNAUDITED)
Revenue:
  Net sales -- trade...........................     $303.4         $450.7       $1,025.7       $1,229.6
  Contract manufacturing.......................       22.0           25.3           57.4           84.8
                                                    ------         ------       --------       --------
          Total revenue........................      325.4          476.0        1,083.1        1,314.4
Operating expenses:
  Cost of sales -- trade.......................      246.0          286.2          769.7          790.1
  Cost of contract manufacturing...............       14.3           16.1           37.7           52.8
  Research and development.....................       19.1           20.8           64.4           57.4
  Selling, general and administrative..........       35.8           47.7          120.1          138.3
  Amortization of acquisition-related
     intangibles...............................       14.1           10.1           38.7           27.5
  Purchased in-process research and
     development...............................        1.0            5.8           13.8            9.0
  Restructuring and impairments................        0.8             --           14.2           (5.6)
                                                    ------         ------       --------       --------
          Total operating expenses.............      331.1          386.7        1,058.6        1,069.5
                                                    ------         ------       --------       --------
Operating income (loss)........................       (5.7)          89.3           24.5          244.9
Interest expense...............................       25.8           18.7           76.4           62.4
Interest income................................       (2.2)          (6.8)         (12.7)         (16.8)
                                                    ------         ------       --------       --------
Income (loss) before income taxes..............      (29.3)          77.4          (39.2)         199.3
Provision (benefit) for income taxes...........      (10.2)           7.7          (13.7)          19.9
                                                    ------         ------       --------       --------
Net income (loss)..............................     $(19.1)        $ 69.7       $  (25.5)      $  179.4
                                                    ======         ======       ========       ========
Net income (loss) per common share:
  Basic........................................     $(0.19)        $ 0.70       $  (0.26)      $   1.85
                                                    ======         ======       ========       ========
  Diluted......................................     $(0.19)        $ 0.68       $  (0.26)      $   1.77
                                                    ======         ======       ========       ========
Weighted average common shares:
  Basic........................................       99.7           99.1           99.5           96.9
                                                    ======         ======       ========       ========
  Diluted......................................       99.7          102.9           99.5          101.1
                                                    ======         ======       ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 --------------------------   --------------------------
                                                 SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                                     2001           2000          2001           2000
                                                 -------------   ----------   -------------   ----------
                                                                      (IN MILLIONS)
                                                                       (UNAUDITED)
Net income (loss)..............................     $(19.1)        $69.7         $(25.5)        $179.4
Other comprehensive income (loss), net of tax:
  Net change associated with hedging
     transactions..............................       (1.5)           --            0.4             --
  Net amount reclassed to earnings.............         --            --           (0.8)            --
                                                    ------         -----         ------         ------
Comprehensive income (loss)....................     $(20.6)        $69.7         $(25.9)        $179.4
                                                    ======         =====         ======         ======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                              --------------------------
                                                              SEPTEMBER 30,   OCTOBER 1,
                                                                  2001           2000
                                                              -------------   ----------
                                                                    (IN MILLIONS)
                                                                     (UNAUDITED)
Cash flows from operating activities:
Net income (loss)...........................................     $ (25.5)      $ 179.4
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
  Depreciation and amortization.............................       130.4         110.8
  Amortization of deferred compensation.....................         2.9           2.8
  Restructuring and impairments.............................         8.6          (5.6)
  Non-cash interest expense.................................         3.4           6.5
  Purchased in-process research and development.............        13.8           9.0
  Loss on disposal of property, plant and equipment.........         7.1           1.3
  Deferred income taxes.....................................       (18.8)         (0.5)
  Non-cash settlement of receivable.........................        (2.1)           --
Changes in operating assets and liabilities, net of effects
  of acquisitions:
  Accounts receivable.......................................        81.1         (59.5)
  Inventories...............................................         9.9          (1.5)
  Other current assets......................................         4.1          (5.2)
  Current liabilities.......................................       (92.4)         50.8
  Other assets and liabilities, net.........................        (5.6)        (15.6)
                                                                 -------       -------
          Cash provided by operating activities.............       116.9         272.7
                                                                 -------       -------
Cash flows from investing activities:
  Capital expenditures......................................      (101.2)       (211.3)
  Proceeds from sale of property, plant and equipment.......          --           3.5
  Purchase of molds and tooling.............................        (3.5)         (3.6)
  Purchase of long-term investments.........................        (3.5)         (7.2)
  Acquisitions, net of cash acquired........................      (343.1)        (32.5)
                                                                 -------       -------
          Cash used in investing activities.................      (451.3)       (251.1)
                                                                 -------       -------
Cash flows from financing activities:
  Proceeds from revolving credit facility, net..............          --           2.1
  Repayment of long-term debt...............................      (120.4)         (1.5)
  Issuance of long-term debt................................       350.0            --
  Proceeds from issuance of common stock and from exercise
     of stock options, net..................................         5.1         244.9
  Purchase of treasury stock................................        (5.8)           --
  Debt issuance costs.......................................       (10.9)         (2.1)
                                                                 -------       -------
          Cash provided by financing activities.............       218.0         243.4
                                                                 -------       -------
Net change in cash and cash equivalents.....................      (116.4)        265.0
Cash and cash equivalents at beginning of period............       401.8         138.7
                                                                 -------       -------
Cash and cash equivalents at end of period..................     $ 285.4       $ 403.7
                                                                 =======       =======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying interim consolidated condensed financial statements of Fairchild Semiconductor International, Inc. (the Company) have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the company's Annual Report on Form 10-K for the year ended December 31, 2000, except as noted below. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts for prior periods have been reclassified to conform to the current presentation.

NOTE 2 -- INVENTORIES

     The components of inventories are as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Raw materials...............................................     $ 27.6          $ 24.8
Work in process.............................................      142.1           123.9
Finished goods..............................................       43.3            44.1
                                                                 ------          ------
          Total inventories.................................     $213.0          $192.8
                                                                 ======          ======

NOTE 3 -- COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. As a result of the net loss for the three and nine months ended September 30, 2001, approximately 4.0 million and 2.9 million, respectively, potential common equivalent shares have been excluded from the calculation of diluted net loss per common share because their effect would be anti-dilutive.

     The following table reconciles basic to diluted weighted average shares outstanding:

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                         --------------------------   --------------------------
                                         SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                             2001           2000          2001           2000
                                         -------------   ----------   -------------   ----------
                                                              (IN MILLIONS)
Basic weighted average common shares
  outstanding..........................      99.7           99.1          99.5           96.9
Net effect of dilutive stock options
  based on the treasury stock method
  using the average market price.......        --            3.8            --            4.2
                                             ----          -----          ----          -----
Diluted weighted average common shares
  outstanding..........................      99.7          102.9          99.5          101.1
                                             ====          =====          ====          =====

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  NINE MONTHS ENDED
                                                              --------------------------
                                                              SEPTEMBER 30,   OCTOBER 1,
                                                                  2001           2000
                                                              -------------   ----------
                                                                    (IN MILLIONS)
Cash paid for:
  Income taxes..............................................      $10.8         $ 3.5
                                                                  =====         =====
  Interest..................................................      $66.7         $54.2
                                                                  =====         =====

NOTE 5 -- ACQUISITIONS

     On March 16, 2001, the Company completed its acquisition of the discrete power products business of Intersil Corporation (DPP) for a purchase price of approximately $342.8 million in cash, including related acquisition expenses. DPP was a leading provider of silicon-based discrete power devices for the computer, communications, industrial, automotive, and space and defense end-user markets. The transaction was accounted for as a purchase and DPP's results of operations since the date of acquisition have been included in the accompanying statement of operations. In connection with the DPP acquisition, the Company recorded a non-recurring charge of $12.8 million for in-process research and development. The remaining purchase price in excess of the estimated fair value of tangible and identifiable intangible assets was allocated to goodwill. Intangible assets have been assigned lives ranging from three to fifteen years.

     On September 5, 2001, the Company completed its acquisition of Impala Linear Corporation (Impala) for approximately $4.6 million, subject to post-closing adjustments, paid in the Company's common stock. The business acquired in the Impala acquisition designs analog power management semiconductors for a wide range of portable devices including laptops, MP3 players, cell phones, portable test equipment and PDA's. The transaction was accounted for as a purchase and the acquired business's results of operations since the date of acquisition have been included in the accompanying statement of operations. In connection with the Impala acquisition, the Company recorded a non-recurring charge of $1.0 million for in-process research and development. The remaining purchase price in excess of the estimated fair value of tangible and identifiable intangible assets was allocated to goodwill. In accordance with FAS 141, goodwill has been estimated to have an indefinite life.

NOTE 6 -- SEGMENT INFORMATION

     The Company is currently organized into three reportable segments: the Analog and Mixed Signal Products Group (Analog), the Discrete Products Group (Discrete) and the Interface and Logic Products Group (Interface and Logic). The operating results for DPP are included within the Discrete reporting segment. The operating results for the acquired Impala business are included within the Analog reporting segment.

     The Company has determined that its Configurable Products business unit (formerly known as the Non-Volatile Memory Division which was reported as a separate segment) and its Optoelectronics Group do not meet the threshold for a separate reportable segment under SFAS No. 131, and accordingly these segments' results are included as part of the "Other" category for all periods presented. The Company's contract manufacturing business is not a separate reportable segment and its results are recorded together with the Configurable Products business unit and the Optoelectronics Group in the "Other" category. Management evaluates the contract manufacturing business differently than its other operating segments, due in large part to the fact that it is predominantly driven by contractual agreements for limited time periods, entered into with the Company's former parent National Semiconductor Corporation, and with Samsung Electronics Co., Ltd.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     Selected operating segment financial information for the three and nine months ended September 30, 2001 and October 1, 2000 is as follows:

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                         --------------------------   --------------------------
                                         SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                             2001           2000          2001           2000
                                         -------------   ----------   -------------   ----------
                                                              (IN MILLIONS)
REVENUE:
Analog.................................     $ 70.4         $ 96.1       $  226.5       $  277.6
Discrete...............................      159.4          196.4          493.7          553.7
Interface and Logic....................       52.3          114.3          218.0          312.6
Other(1)...............................       43.3           69.2          144.9          170.5
                                            ------         ------       --------       --------
          Total........................     $325.4         $476.0       $1,083.1       $1,314.4
                                            ======         ======       ========       ========

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                         --------------------------   --------------------------
                                         SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                             2001           2000          2001           2000
                                         -------------   ----------   -------------   ----------
                                                              (IN MILLIONS)
OPERATING INCOME:
Analog.................................      $(0.1)        $ 9.9         $ (0.5)        $ 32.7
Discrete...............................       (5.4)         38.8           14.2           96.9
Interface and Logic....................       (2.8)         32.0           27.6           72.9
Other(1)...............................        4.4          14.4           11.2           45.8
                                             -----         -----         ------         ------
Subtotal...............................       (3.9)         95.1           52.5          248.3
Purchased in-process research and
  development..........................       (1.0)         (5.8)         (13.8)          (9.0)
Restructuring and impairments..........       (0.8)           --          (14.2)           5.6
                                             -----         -----         ------         ------
          Total........................      $(5.7)        $89.3         $ 24.5         $244.9
                                             =====         =====         ======         ======

---------------

(1) Other includes revenues and operating income from contract manufacturing activities disclosed in the Company's statements of operations. The Company allocates no other costs to its contract manufacturing business other than those separately shown in the statements of operations.

NOTE 7 -- RESTRUCTURING AND IMPAIRMENTS

     During the three and nine months ended September 30, 2001, the Company recorded pre-tax restructuring and impairment charges of $0.8 million and $14.2 million, respectively. In the third quarter of 2001, the charge was due to employee separation costs related to severance and other benefits associated with work force reduction actions in the United States and France. For the nine months ended September 30, 2001 these charges also included an $8.3 million charge for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine, $1.2 million for employee separation costs recorded in the first quarter and $3.9 million for employee separation costs recorded in the second quarter. These aforementioned workforce reduction actions affected approximately 750 employees primarily in the United States, the Philippines and Malaysia.

     During the nine months ended October 1, 2000, the Company recorded a pre-tax restructuring gain of approximately $5.6 million. During the first quarter of 2000, the Company re-evaluated and subsequently adjusted its non-cash restructuring accruals based upon final execution of several of its plans. This resulted in a

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES one-time gain of $2.1 million. The Company also recorded a one-time gain of $3.5 million for additional funds received in connection with the sale of its former Mountain View, California facility.

     The following table summarizes the previously mentioned restructuring and impairment charges for the nine months ended September 30, 2001 (in millions):

Accrual balance as of December 31, 2000.....................  $  --
  Accrual...................................................    9.5
  Non-cash items............................................   (8.3)
                                                              -----
Accrual balance as of April 1, 2001.........................    1.2
  Accrual...................................................    3.9
  Cash payments.............................................   (3.9)
                                                              -----
Accrual balance as of July 1, 2001..........................    1.2
  Accrual...................................................    0.8
  Cash payments.............................................   (1.7)
                                                              -----
Accrual balance as of September 30, 2001....................  $ 0.3
                                                              =====

     The Company expects that all amounts will be substantially paid before the end of the year.

NOTE 8 -- EQUITY

     Effective March 7, 2001, affiliates of Citigroup Inc., one of the Company's principal stockholders, converted 17,281,000 shares of Class B Common Stock into an equal number of shares of Class A Common Stock. As a result, no Class B Common Stock shares were outstanding at September 30, 2001. Total common shares outstanding were not affected by this transaction. Shares of the Company's Class A Common Stock and Class B Common Stock are identical in all respects, except that Class B shares have no voting rights, other than as provided by law, and there is no public market for Class B shares.

NOTE 9 -- LONG-TERM DEBT

     In connection with the financing of the DPP acquisition (See Note 5), on January 31, 2001, the Company's principal operating subsidiary, Fairchild Semiconductor Corporation, completed a private offering of $350.0 million of 10 1/2% Senior Subordinated Notes due February 1, 2009 (the "10 1/2% Notes"). Interest on the notes is paid semi-annually on February 1 and August 1 of each year, and the first interest payment was made on August 1, 2001. The 10 1/2% Notes are unsecured and are subordinated to all existing and future senior indebtedness of Fairchild Semiconductor Corporation. Fairchild Semiconductor Corporation may redeem the notes on or after February 1, 2005 and, prior to February 1, 2004, it may redeem up to 35% of the 10 1/2% Notes from the proceeds of certain equity offerings. Net proceeds from this debt issuance, after deducting the underwriting discount and offering expenses of approximately $10.9 million, were $339.1 million.

     On June 8, 2001, the Company completed an offer to exchange the privately placed 10 1/2% Notes for publicly registered notes with terms substantially identical to the privately placed notes, except that certain transfer restrictions, registration rights and liquidated damages provisions relating to the previously outstanding notes do not apply.

     The Company's senior credit facility and the indentures governing Fairchild Semiconductor Corporation's 10 1/8% Senior Subordinated Notes Due March 15, 2007, 10 3/8% Senior Subordinated Notes Due October 1, 2007 and 10 1/2% Notes include various restrictions and covenants. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES expenditures and limitations on incurring indebtedness, among other restrictions. In addition, the senior credit facility contains covenants relating to financial ratios including a minimum interest coverage ratio and a maximum senior leverage ratio. Provided there are no outstanding balances under the senior credit facility, compliance with these ratios is not required until March 31, 2003. The senior credit facility also limits the Company's ability to modify its certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. In addition, the senior credit facility and the indentures governing all senior subordinated notes, contain additional restrictions limiting the ability of the Company's subsidiaries to pay dividends or make advances to the Company.

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

     Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, had no impact on earnings for the nine months ended September 30, 2001. No cash flow hedges were derecognized or discontinued for the nine months ended September 30, 2001.

     Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction revenue is recognized. The Company estimates that the entire $1.5 million of net derivative losses included in OCI will be reclassified into earnings within the next twelve months.

     The adoption of SFAS 133 and SFAS 138 on January 1, 2001, resulted in no cumulative adjustment to income or OCI as no cash flow derivative instruments were outstanding at December 31, 2000.

NOTE 11 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

     The Company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation's subsidiaries are guarantors under the 10 1/8%, 10 3/8% and 10 1/2% Senior Subordinated Notes. These guaranties are full and unconditional. In addition, all guaranties are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

                                                                    SEPTEMBER 30, 2001
                                     ---------------------------------------------------------------------------------
                                       UNCONSOLIDATED      UNCONSOLIDATED
                                          FAIRCHILD          FAIRCHILD                         NON-
                                        SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                     INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS
                                     -------------------   --------------   ------------   ------------   ------------
                                                                       (IN MILLIONS)
                                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents........        $   --             $  265.2         $  0.3         $ 19.9       $      --
  Accounts receivable, net.........            --                 40.8            2.6           97.3              --
  Inventories......................            --                104.4           32.4           76.2              --
  Deferred income taxes............            --                 46.7            0.8             --              --
  Other current assets.............            --                  3.5            0.1            8.3              --
                                           ------             --------         ------         ------       ---------
          Total current assets.....            --                460.6           36.2          201.7              --
Property, plant and equipment,
  net..............................            --                257.2           71.5          344.4              --
Intangible assets, net.............            --                 14.9          307.3          172.1              --
Investment in subsidiary...........         813.2                915.6          147.8             --        (1,876.6)
Other assets.......................           5.9                 78.2           17.2           (0.4)             --
                                           ------             --------         ------         ------       ---------
          Total assets.............        $819.1             $1,726.5         $580.0         $717.8       $(1,876.6)
                                           ======             ========         ======         ======       =========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Current portion of long-term
     debt..........................        $   --             $    0.4         $   --         $   --       $      --
  Accounts payable.................            --                 50.6            6.5           42.6              --
  Accrued expenses and other
     current liabilities...........            --                 59.9            8.7           36.5              --
                                           ------             --------         ------         ------       ---------
          Total current
            liabilities............            --                110.9           15.2           79.1              --
Long-term debt, less current
  portion..........................            --                938.2             --             --              --
Net intercompany (receivable)
  payable..........................            --               (148.6)         (14.9)         163.5              --
Other liabilities..................            --                  6.9            3.2           (5.8)             --
                                           ------             --------         ------         ------       ---------
          Total liabilities........            --                907.4            3.5          236.8              --
                                           ------             --------         ------         ------       ---------

Commitments and contingencies
  Stockholders' equity:
  Class A common stock.............           1.0                   --           (6.2)           6.2              --
  Class B common stock.............            --                   --             --             --              --
  Additional paid-in capital.......         807.9                   --             --             --              --
  Retained earnings (deficit)......          16.1                819.1          582.7          474.8        (1,876.6)

                                     SEPTEMBER 30, 2001
                                     -------------------
                                        CONSOLIDATED
                                          FAIRCHILD
                                        SEMICONDUCTOR
                                     INTERNATIONAL, INC.
                                     -------------------
                                        (IN MILLIONS)
                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents........       $  285.4
  Accounts receivable, net.........          140.7
  Inventories......................          213.0
  Deferred income taxes............           47.5
  Other current assets.............           11.9
                                          --------
          Total current assets.....          698.5
Property, plant and equipment,
  net..............................          673.1
Intangible assets, net.............          494.3
Investment in subsidiary...........             --
Other assets.......................          100.9
                                          --------
          Total assets.............       $1,966.8
                                          ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Current portion of long-term
     debt..........................       $    0.4
  Accounts payable.................           99.7
  Accrued expenses and other
     current liabilities...........          105.1
                                          --------
          Total current
            liabilities............          205.2
Long-term debt, less current
  portion..........................          938.2
Net intercompany (receivable)
  payable..........................             --
Other liabilities..................            4.3
                                          --------
          Total liabilities........        1,147.7
                                          --------
Commitments and contingencies
  Stockholders' equity:
  Class A common stock.............            1.0
  Class B common stock.............             --
  Additional paid-in capital.......          807.9
  Retained earnings (deficit)......           16.1

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                    SEPTEMBER 30, 2001
                                     ---------------------------------------------------------------------------------
                                       UNCONSOLIDATED      UNCONSOLIDATED
                                          FAIRCHILD          FAIRCHILD                         NON-
                                        SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                     INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS
                                     -------------------   --------------   ------------   ------------   ------------
                                                                       (IN MILLIONS)
                                                                        (UNAUDITED)
  Accumulated other comprehensive
     income........................          (0.4)                  --             --             --              --
  Less treasury stock (at cost)....          (5.5)                  --             --             --              --
                                           ------             --------         ------         ------       ---------
          Total stockholders'
            equity.................         819.1                819.1          576.5          481.0        (1,876.6)
                                           ------             --------         ------         ------       ---------
          Total liabilities and
            stockholders' equity...        $819.1             $1,726.5         $580.0         $717.8       $(1,876.6)
                                           ======             ========         ======         ======       =========

                                     SEPTEMBER 30, 2001
                                     -------------------
                                        CONSOLIDATED
                                          FAIRCHILD
                                        SEMICONDUCTOR
                                     INTERNATIONAL, INC.
                                     -------------------
                                        (IN MILLIONS)
                                         (UNAUDITED)
  Accumulated other comprehensive
     income........................           (0.4)
  Less treasury stock (at cost)....           (5.5)
                                          --------
          Total stockholders'
            equity.................          819.1
                                          --------
          Total liabilities and
            stockholders' equity...       $1,966.8
                                          ========

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                            THREE MONTHS ENDED SEPTEMBER 30, 2001
                                     ---------------------------------------------------
                                       UNCONSOLIDATED      UNCONSOLIDATED
                                          FAIRCHILD          FAIRCHILD
                                        SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR
                                     INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES
                                     -------------------   --------------   ------------
                                                        (IN MILLIONS)
                                                         (UNAUDITED)
Revenue:
  Net sales -- trade...............        $   --              $ 50.9          $  6.0
  Net sales -- intercompany........            --               227.5            16.2
  Contract manufacturing...........            --                18.2              --
                                           ------              ------          ------
          Total revenue............            --               296.6            22.2
Operating expenses:
  Cost of sales....................            --                35.3             0.8
  Cost of sales -- intercompany....            --               225.8            15.3
  Cost of contract manufacturing...            --                12.2              --
  Research and development.........            --                 8.0             5.6
  Selling, general and
     administrative................            --                19.7             4.6
  Amortization of
     acquisition-related
     intangibles...................            --                  --             6.7
  Purchased in-process research and
     development...................            --                 1.0              --
  Restructuring and impairments....            --                 0.5             0.1
                                           ------              ------          ------
          Total operating
            expenses...............            --               302.5            33.1
                                           ------              ------          ------
Operating income (loss)............            --                (5.9)          (10.9)
Interest expense...................            --                25.8             0.1
Interest income....................            --                (1.9)           (0.3)
Equity in subsidiary (income)
  loss.............................          19.1                 1.6            (7.6)
                                           ------              ------          ------
Income (loss) before income
  taxes............................         (19.1)              (31.4)           (3.1)
Provision (benefit) for income
  taxes............................            --               (12.3)             --
                                           ------              ------          ------
Net income (loss)..................        $(19.1)             $(19.1)         $ (3.1)
                                           ======              ======          ======

                                           THREE MONTHS ENDED SEPTEMBER 30, 2001
                                     -------------------------------------------------
                                                                      CONSOLIDATED
                                         NON-                           FAIRCHILD
                                      GUARANTOR                       SEMICONDUCTOR
                                     SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                                     ------------   ------------   -------------------
                                                       (IN MILLIONS)
                                                        (UNAUDITED)
Revenue:
  Net sales -- trade...............     $246.5        $    --            $303.4
  Net sales -- intercompany........       73.8         (317.5)               --
  Contract manufacturing...........        3.8             --              22.0
                                        ------        -------            ------
          Total revenue............      324.1         (317.5)            325.4
Operating expenses:
  Cost of sales....................      209.9             --             246.0
  Cost of sales -- intercompany....       76.4         (317.5)               --
  Cost of contract manufacturing...        2.1             --              14.3
  Research and development.........        5.5             --              19.1
  Selling, general and
     administrative................       11.5             --              35.8
  Amortization of
     acquisition-related
     intangibles...................        7.4             --              14.1
  Purchased in-process research and
     development...................         --             --               1.0
  Restructuring and impairments....        0.2             --               0.8
                                        ------        -------            ------
          Total operating
            expenses...............      313.0         (317.5)            331.1
                                        ------        -------            ------
Operating income (loss)............       11.1             --              (5.7)
Interest expense...................       (0.1)            --              25.8
Interest income....................         --             --              (2.2)
Equity in subsidiary (income)
  loss.............................         --          (13.1)               --
                                        ------        -------            ------
Income (loss) before income
  taxes............................       11.2           13.1             (29.3)
Provision (benefit) for income
  taxes............................        2.1             --             (10.2)
                                        ------        -------            ------
Net income (loss)..................     $  9.1        $  13.1            $(19.1)
                                        ======        =======            ======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                            NINE MONTHS ENDED SEPTEMBER 30, 2001
                                     ---------------------------------------------------
                                       UNCONSOLIDATED      UNCONSOLIDATED
                                          FAIRCHILD          FAIRCHILD
                                        SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR
                                     INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES
                                     -------------------   --------------   ------------
                                                        (IN MILLIONS)
                                                         (UNAUDITED)
Revenue:
  Net sales -- trade...............        $   --              $190.3          $ 56.1
  Net sales -- intercompany........            --               686.4            57.4
  Contract manufacturing...........            --                49.0              --
                                           ------              ------          ------
          Total revenue............            --               925.7           113.5
Operating expenses:
  Cost of sales....................            --               104.6            48.1
  Cost of sales -- intercompany....            --               679.9            54.2
  Cost of contract manufacturing...            --                32.9              --
  Research and development.........            --                32.0            16.3
  Selling, general and
     administrative................            --                69.2            14.6
  Amortization of
     acquisition-related
     intangibles...................            --                 0.2            16.3
  Purchased in-process research and
     development...................            --                 1.0            12.8
  Restructuring and impairments....            --                11.3             1.3
                                           ------              ------          ------
          Total operating
            expenses...............            --               931.1           163.6
                                           ------              ------          ------
Operating income (loss)............            --                (5.4)          (50.1)
Interest expense...................            --                76.2             0.1
Interest income....................            --               (12.2)           (0.2)
Equity in subsidiary (income)
  loss.............................          25.5               (25.5)          (39.3)
                                           ------              ------          ------
Income (loss) before income
  taxes............................         (25.5)              (43.9)          (10.7)
Provision (benefit) for income
  taxes............................            --               (18.4)             --
                                           ------              ------          ------
Net income (loss)..................        $(25.5)             $(25.5)         $(10.7)
                                           ======              ======          ======

                                           NINE MONTHS ENDED SEPTEMBER 30, 2001
                                     -------------------------------------------------
                                                                      CONSOLIDATED
                                         NON-                           FAIRCHILD
                                      GUARANTOR                       SEMICONDUCTOR
                                     SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                                     ------------   ------------   -------------------
                                                       (IN MILLIONS)
                                                        (UNAUDITED)
Revenue:
  Net sales -- trade...............    $  779.3       $    --           $1,025.7
  Net sales -- intercompany........       252.3        (996.1)                --
  Contract manufacturing...........         8.4            --               57.4
                                       --------       -------           --------
          Total revenue............     1,040.0        (996.1)           1,083.1
Operating expenses:
  Cost of sales....................       617.0            --              769.7
  Cost of sales -- intercompany....       262.0        (996.1)                --
  Cost of contract manufacturing...         4.8            --               37.7
  Research and development.........        16.1            --               64.4
  Selling, general and
     administrative................        36.3            --              120.1
  Amortization of
     acquisition-related
     intangibles...................        22.2            --               38.7
  Purchased in-process research and
     development...................          --            --               13.8
  Restructuring and impairments....         1.6            --               14.2
                                       --------       -------           --------
          Total operating
            expenses...............       960.0        (996.1)           1,058.6
                                       --------       -------           --------
Operating income (loss)............        80.0            --               24.5
Interest expense...................         0.1            --               76.4
Interest income....................        (0.3)           --              (12.7)
Equity in subsidiary (income)
  loss.............................          --          39.3                 --
                                       --------       -------           --------
Income (loss) before income
  taxes............................        80.2         (39.3)             (39.2)
Provision (benefit) for income
  taxes............................         4.7            --              (13.7)
                                       --------       -------           --------
Net income (loss)..................    $   75.5       $ (39.3)          $  (25.5)
                                       ========       =======           ========

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                            NINE MONTHS ENDED SEPTEMBER 30, 2001
                                     ---------------------------------------------------
                                       UNCONSOLIDATED      UNCONSOLIDATED
                                          FAIRCHILD          FAIRCHILD
                                        SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR
                                     INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES
                                     -------------------   --------------   ------------
                                                        (IN MILLIONS)
                                                         (UNAUDITED)
Cash flows from operating
  activities.......................         $  --             $  78.0          $ 0.6
                                            -----             -------          -----
Investing activities:
  Capital expenditures.............            --               (58.7)          (0.2)
  Purchase of molds and tooling....            --                  --           (0.1)
  Purchase of long-term
     investments...................            --                (3.5)            --
  Acquisitions, net of cash
     acquired......................            --              (343.1)            --
  Investment (in) from affiliate...           0.7                (0.7)            --
                                            -----             -------          -----
          Cash provided by (used
            in) investing
            activities.............           0.7              (406.0)          (0.3)
                                            -----             -------          -----
Financing activities:
  Repayment of long-term debt......            --              (120.4)            --
  Issuance of long-term debt.......            --               350.0             --
  Proceeds from issuance of common
     stock and from issuance of
     stock options, net............           5.1                  --             --
  Purchase of treasury stock.......          (5.8)                 --             --
  Debt issuance costs..............            --               (10.9)            --
                                            -----             -------          -----
          Cash provided by (used
            in) financing
            activities.............          (0.7)              218.7             --
                                            -----             -------          -----
Net change in cash and cash
  equivalents......................            --              (109.3)           0.3
Cash and cash equivalents at
  beginning of period..............            --               374.5             --
                                            -----             -------          -----
Cash and cash equivalents at end of
  period...........................         $  --             $ 265.2          $ 0.3
                                            =====             =======          =====
Supplemental Cash Flow Information:
  Cash paid during the period for:
          Income taxes.............         $  --             $   0.5          $  --
                                            =====             =======          =====
          Interest.................         $  --             $  66.7          $  --
                                            =====             =======          =====

                                           NINE MONTHS ENDED SEPTEMBER 30, 2001
                                     -------------------------------------------------
                                                                      CONSOLIDATED
                                         NON-                           FAIRCHILD
                                      GUARANTOR                       SEMICONDUCTOR
                                     SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                                     ------------   ------------   -------------------
                                                       (IN MILLIONS)
                                                        (UNAUDITED)
Cash flows from operating
  activities.......................     $ 38.3           $--             $ 116.9
                                        ------           --              -------
Investing activities:
  Capital expenditures.............      (42.3)          --               (101.2)
  Purchase of molds and tooling....       (3.4)          --                 (3.5)
  Purchase of long-term
     investments...................         --           --                 (3.5)
  Acquisitions, net of cash
     acquired......................         --           --               (343.1)
  Investment (in) from affiliate...         --           --                   --
                                        ------           --              -------
          Cash provided by (used
            in) investing
            activities.............      (45.7)          --               (451.3)
                                        ------           --              -------
Financing activities:
  Repayment of long-term debt......         --           --               (120.4)
  Issuance of long-term debt.......         --           --                350.0
  Proceeds from issuance of common
     stock and from issuance of
     stock options, net............         --           --                  5.1
  Purchase of treasury stock.......         --           --                 (5.8)
  Debt issuance costs..............         --           --                (10.9)
                                        ------           --              -------
          Cash provided by (used
            in) financing
            activities.............         --           --                218.0
                                        ------           --              -------
Net change in cash and cash
  equivalents......................       (7.4)          --               (116.4)
Cash and cash equivalents at
  beginning of period..............       27.3           --                401.8
                                        ------           --              -------
Cash and cash equivalents at end of
  period...........................     $ 19.9           $--             $ 285.4
                                        ======           ==              =======
Supplemental Cash Flow Information:
  Cash paid during the period for:
          Income taxes.............     $ 10.3           $--             $  10.8
                                        ======           ==              =======
          Interest.................     $   --           $--             $  66.7
                                        ======           ==              =======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

                                                                     DECEMBER 31, 2000
                                     ---------------------------------------------------------------------------------
                                       UNCONSOLIDATED      UNCONSOLIDATED
                                          FAIRCHILD          FAIRCHILD                         NON-
                                        SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                     INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS
                                     -------------------   --------------   ------------   ------------   ------------
                                                                       (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents........        $   --             $  374.5         $   --         $ 27.3       $      --
  Accounts receivable, net.........            --                 53.7            5.1          166.2              --
  Inventories......................            --                102.4            9.7           80.7              --
  Deferred income taxes............            --                 46.5            0.8             --              --
  Other current assets.............            --                  1.6            3.9            4.0              --
                                           ------             --------         ------         ------       ---------
          Total current assets.....            --                578.7           19.5          278.2              --
Property, plant and equipment,
  net..............................            --                252.4            2.8          341.4              --
Intangible assets, net.............            --                 11.6          102.4          184.1              --
Investment in subsidiary...........         831.8                601.6          146.5             --        (1,579.9)
Other assets.......................           5.9                 36.1           16.7            7.7              --
                                           ------             --------         ------         ------       ---------
          Total assets.............        $837.7             $1,480.4         $287.9         $811.4       $(1,579.9)
                                           ======             ========         ======         ======       =========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Accounts payable.................        $   --             $   86.2         $  0.7         $ 68.4       $      --
  Accrued expenses and other
     current liabilities...........            --                 77.1            5.9           53.9              --
                                           ------             --------         ------         ------       ---------
          Total current
            liabilities............            --                163.3            6.6          122.3              --
Long-term debt.....................            --                705.2             --             --              --
Net intercompany (receivable)
  payable..........................            --               (213.0)         (31.1)         244.1              --
Other liabilities..................            --                 (6.9)           0.3            9.0              --
                                           ------             --------         ------         ------       ---------
Total liabilities..................            --                648.6          (24.2)         375.4              --
                                           ------             --------         ------         ------       ---------
Commitments and contingencies

Stockholders' equity:
  Class A common stock.............           0.8                   --             --             --              --
  Class B common stock.............           0.2                   --             --             --              --
  Additional paid-in capital.......         801.1                   --             --             --              --
  Retained earnings................          41.8                831.8          312.1          436.0        (1,579.9)
  Less treasury stock (at cost)....          (6.2)                  --             --             --              --
                                           ------             --------         ------         ------       ---------
          Total stockholders'
            equity.................         837.7                831.8          312.1          436.0        (1,579.9)
                                           ------             --------         ------         ------       ---------
          Total liabilities and
            stockholders' equity...        $837.7             $1,480.4         $287.9         $811.4       $(1,579.9)
                                           ======             ========         ======         ======       =========

                                      DECEMBER 31, 2000
                                     -------------------
                                        CONSOLIDATED
                                          FAIRCHILD
                                        SEMICONDUCTOR
                                     INTERNATIONAL, INC.
                                     -------------------
                                        (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents........       $  401.8
  Accounts receivable, net.........          225.0
  Inventories......................          192.8
  Deferred income taxes............           47.3
  Other current assets.............            9.5
                                          --------
          Total current assets.....          876.4
Property, plant and equipment,
  net..............................          596.6
Intangible assets, net.............          298.1
Investment in subsidiary...........             --
Other assets.......................           66.4
                                          --------
          Total assets.............       $1,837.5
                                          ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Accounts payable.................       $  155.3
  Accrued expenses and other
     current liabilities...........          136.9
                                          --------
          Total current
            liabilities............          292.2
Long-term debt.....................          705.2
Net intercompany (receivable)
  payable..........................             --
Other liabilities..................            2.4
                                          --------
Total liabilities..................          999.8
                                          --------
Commitments and contingencies
Stockholders' equity:
  Class A common stock.............            0.8
  Class B common stock.............            0.2
  Additional paid-in capital.......          801.1
  Retained earnings................           41.8
  Less treasury stock (at cost)....           (6.2)
                                          --------
          Total stockholders'
            equity.................          837.7
                                          --------
          Total liabilities and
            stockholders' equity...       $1,837.5
                                          ========

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                            THREE MONTHS ENDED SEPTEMBER 30, 2000
                                     ---------------------------------------------------
                                       UNCONSOLIDATED      UNCONSOLIDATED
                                          FAIRCHILD          FAIRCHILD
                                        SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR
                                     INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES
                                     -------------------   --------------   ------------
                                                        (IN MILLIONS)
                                                         (UNAUDITED)
Revenue:
  Net sales -- trade...............        $   --              $ 93.5          $ 16.7
  Net sales -- intercompany........            --               291.7             5.6
  Contract manufacturing...........            --                19.4              --
                                           ------              ------          ------
          Total revenue............            --               404.6            22.3
Operating expenses:
  Cost of sales....................            --                21.9            12.7
  Cost of sales -- intercompany....            --               290.6             5.6
  Cost of contract manufacturing...            --                13.6              --
  Research and development.........            --                12.2             3.3
  Selling, general and
     administrative................            --                28.1             4.9
  Amortization of
     acquisition-related
     intangibles...................            --                  --             2.5
  Purchased in-process research and
     development...................            --                 5.8              --
  Restructuring and impairments....            --                  --              --
                                           ------              ------          ------
          Total operating
            expenses...............            --               372.2            29.0
                                           ------              ------          ------

Operating income (loss)............            --                32.4            (6.7)
Interest expense...................            --                18.8            (0.1)
Interest income....................            --                (6.7)             --
Equity in subsidiary (income)
  loss.............................         (69.7)              (53.6)          (27.1)
                                           ------              ------          ------
Income before income taxes.........          69.7                73.9            20.5
Provision for income taxes.........            --                 4.2             0.4
                                           ------              ------          ------
Net income.........................        $ 69.7              $ 69.7          $ 20.1
                                           ======              ======          ======

                                           THREE MONTHS ENDED SEPTEMBER 30, 2000
                                     -------------------------------------------------
                                                                      CONSOLIDATED
                                         NON-                           FAIRCHILD
                                      GUARANTOR                       SEMICONDUCTOR
                                     SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                                     ------------   ------------   -------------------
                                                       (IN MILLIONS)
                                                        (UNAUDITED)
Revenue:
  Net sales -- trade...............     $340.5        $    --            $450.7
  Net sales -- intercompany........       12.3         (309.6)               --
  Contract manufacturing...........        5.9             --              25.3
                                        ------        -------            ------
          Total revenue............      358.7         (309.6)            476.0
Operating expenses:
  Cost of sales....................      251.6             --             286.2
  Cost of sales -- intercompany....       13.4         (309.6)               --
  Cost of contract manufacturing...        2.5             --              16.1
  Research and development.........        5.3             --              20.8
  Selling, general and
     administrative................       14.7             --              47.7
  Amortization of
     acquisition-related
     intangibles...................        7.6             --              10.1
  Purchased in-process research and
     development...................         --             --               5.8
  Restructuring and impairments....         --             --                --
                                        ------        -------            ------
          Total operating
            expenses...............      295.1         (309.6)            386.7
                                        ------        -------            ------
Operating income (loss)............       63.6             --              89.3
Interest expense...................         --             --              18.7
Interest income....................       (0.1)            --              (6.8)
Equity in subsidiary (income)
  loss.............................         --          150.4                --
                                        ------        -------            ------
Income before income taxes.........       63.7         (150.4)             77.4
Provision for income taxes.........        3.1             --               7.7
                                        ------        -------            ------
Net income.........................     $ 60.6        $(150.4)           $ 69.7
                                        ======        =======            ======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                                     NINE MONTHS ENDED OCTOBER 1, 2000
                                     ------------------------------------------------------------------
                                       UNCONSOLIDATED      UNCONSOLIDATED
                                          FAIRCHILD          FAIRCHILD                         NON-
                                        SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                     INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES
                                     -------------------   --------------   ------------   ------------
                                                               (IN MILLIONS)
                                                                (UNAUDITED)
Revenue:
  Net sales -- trade...............        $    --            $  276.1         $25.6          $927.9
  Net sales -- intercompany........             --               761.2          14.3            41.0
  Contract manufacturing...........             --                63.2            --            21.6
                                           -------            --------         -----          ------
          Total revenue............             --             1,100.5          39.9           990.5

Operating expenses:
  Cost of sales....................             --                80.7          12.2           697.2
  Cost of sales -- intercompany....             --               755.6          14.3            46.6
  Cost of contract manufacturing...             --                43.7            --             9.1
  Research and development.........             --                33.7           9.6            14.1
  Selling, general and
     administrative................             --                87.0           9.6            41.7
  Amortization of
     acquisition-related
     intangibles...................             --                  --           4.7            22.8
  Purchased in-process research and
     development...................             --                 5.8           3.2              --
  Restructuring and impairments....             --                (2.3)         (3.3)             --
                                           -------            --------         -----          ------
          Total operating
            expenses...............             --             1,004.2          50.3           831.5
                                           -------            --------         -----          ------

Operating income (loss)............             --                96.3         (10.4)          159.0

Interest expense...................             --                62.5          (0.1)             --
Interest income....................             --               (16.1)           --            (0.7)
Equity in subsidiary (income)
  loss.............................         (179.4)             (141.0)        (90.7)             --
                                           -------            --------         -----          ------

Income before income taxes.........          179.4               190.9          80.4           159.7
Provision for income taxes.........             --                11.5           1.1             7.3
                                           -------            --------         -----          ------
Net income.........................        $ 179.4            $  179.4         $79.3          $152.4
                                           =======            ========         =====          ======

                                     NINE MONTHS ENDED OCTOBER 1, 2000
                                     ----------------------------------
                                                       CONSOLIDATED
                                                         FAIRCHILD
                                                       SEMICONDUCTOR
                                     ELIMINATIONS   INTERNATIONAL, INC.
                                     ------------   -------------------
                                               (IN MILLIONS)
                                                (UNAUDITED)
Revenue:
  Net sales -- trade...............    $    --           $1,229.6
  Net sales -- intercompany........     (816.5)                --
  Contract manufacturing...........         --               84.8
                                       -------           --------
          Total revenue............     (816.5)           1,314.4
Operating expenses:
  Cost of sales....................         --              790.1
  Cost of sales -- intercompany....     (816.5)                --
  Cost of contract manufacturing...         --               52.8
  Research and development.........         --               57.4
  Selling, general and
     administrative................         --              138.3
  Amortization of
     acquisition-related
     intangibles...................         --               27.5
  Purchased in-process research and
     development...................         --                9.0
  Restructuring and impairments....         --               (5.6)
                                       -------           --------
          Total operating
            expenses...............     (816.5)           1,069.5
                                       -------           --------
Operating income (loss)............         --              244.9
Interest expense...................         --               62.4
Interest income....................         --              (16.8)
Equity in subsidiary (income)
  loss.............................      411.1                 --
                                       -------           --------
Income before income taxes.........     (411.1)             199.3
Provision for income taxes.........         --               19.9
                                       -------           --------
Net income.........................    $(411.1)          $  179.4
                                       =======           ========

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                NINE MONTHS ENDED OCTOBER 1, 2000
                                     ----------------------------------------------------------------------------------------
                                       UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                          FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                        SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                     INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                     -------------------   --------------   ------------   ------------   -------------------
                                                                          (IN MILLIONS)
                                                                           (UNAUDITED)
Cash flows provided by operating
  activities.......................        $    --             $150.7          $ 1.6         $ 120.4            $ 272.7
                                           -------             ------          -----         -------            -------
Investing activities:
  Capital expenditures.............             --              (96.3)          (0.2)         (114.8)            (211.3)
  Proceeds from sale of property,
     plant and equipment...........             --                3.5             --              --                3.5
  Purchase of molds and tooling....             --                 --             --            (3.6)              (3.6)
  Purchase of long term
     investments...................             --               (7.2)            --              --               (7.2)
  Acquisitions, net of cash
     acquired......................             --              (32.5)            --              --              (32.5)
  Investment (in) from affiliate...         (244.9)             244.9             --              --                 --
                                           -------             ------          -----         -------            -------
          Cash provided by (used
            in) investing
            activities.............         (244.9)             112.4           (0.2)         (118.4)            (251.1)
                                           -------             ------          -----         -------            -------
Financing activities:
  Proceeds from revolving credit
     facility, net.................             --                2.1             --              --                2.1
  Repayment of long-term debt......             --               (1.5)            --              --               (1.5)
  Proceeds from issuance of common
     stock and from issuance of
     stock options, net............          244.9                 --             --              --              244.9
  Debt issuance costs..............             --               (2.1)            --              --               (2.1)
                                           -------             ------          -----         -------            -------
          Cash provided by (used
            in) financing
            activities.............          244.9               (1.5)            --              --              243.4
                                           -------             ------          -----         -------            -------
Net change in cash and cash
  equivalents......................             --              261.6            1.4             2.0              265.0
Cash and cash equivalents at
  beginning of period..............             --              117.3             --            21.4              138.7
                                           -------             ------          -----         -------            -------
Cash and cash equivalents at end of
  period...........................        $    --             $378.9          $ 1.4         $  23.4            $ 403.7
                                           =======             ======          =====         =======            =======
Supplemental Cash Flow Information:
  Cash paid during the period for:
     Income taxes..................        $    --             $  0.1          $  --         $   3.4            $   3.5
                                           =======             ======          =====         =======            =======
     Interest......................        $    --             $ 54.2          $  --         $    --            $  54.2
                                           =======             ======          =====         =======            =======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 12 -- SUBSEQUENT EVENT

     On October 31, 2001, Fairchild Semiconductor Corporation, a wholly owned subsidiary of the Company, sold $200 million aggregate principal amount of 5.0% Convertible Senior Subordinated Notes Due November 1, 2008 in a private offering. The notes are guaranteed by the Company and its domestic subsidiaries. The notes are unsecured obligations and convertible into common stock of the Company at a conversion price of $30.00 per share, subject to certain adjustments. The notes and the guarantees will rank pari passu in right of payment with Fairchild Semiconductor Corporation's existing senior subordinated notes and the guarantees thereof, and with any future senior subordinated indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

UNLESS OTHERWISE INDICATED, REFERENCES IN THIS MD&A TO "WE", "OUR" AND THE "COMPANY" REFER TO FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND ITS SUBSIDIARIES TAKEN AS A WHOLE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS IN THIS REPORT. SEE "OUTLOOK" AND "BUSINESS RISKS" BELOW.

OVERVIEW

     We are a leading designer, manufacturer and supplier of high performance building block semiconductors and optoelectronics for multiple end markets. Our focus is on leading edge power and high-speed interface products, which currently account for over half of our trade sales. Our total product portfolio includes analog and mixed signal, discrete power and signal technology, interface and logic, and non-volatile memory semiconductors. Optoelectronic product offerings include optocouplers, LED displays and infrared components. These products serve a wide variety of applications in the computing, communications, consumer, display, industrial and automotive markets.

     On March 16, 2001, we acquired the discrete power business of Intersil Corporation (DPP) for approximately $342.8 million in cash, including related acquisition costs. DPP is a leading provider of silicon-based discrete power devices for the computer, communications, industrial, automotive, and space and defense markets.

     On September 5, 2001, we acquired Impala Linear Corporation (Impala) for approximately $4.6 million, subject to post closing adjustments, paid in our common stock. The Impala business designs analog power management semiconductors for a wide range of portable devices including laptops, MP3 players, cell phones, portable test equipment and PDA's.

RESULTS OF OPERATIONS

     We generated net losses of $19.1 million and $25.5 million in the third quarter and first nine months of 2001, respectively, compared to net income of $69.7 million and $179.4 million in the comparable periods of 2000. Excluding unusual (gains) charges and amortization of acquisition-related intangibles, adjusted net income (loss) was as follows for the three and nine months ended September 30, 2001 and October 1, 2000, respectively:

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                         --------------------------   --------------------------
                                         SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                             2001           2000          2001           2000
                                         -------------   ----------   -------------   ----------
                                                              (IN MILLIONS)
Net income (loss)......................     $(19.1)        $69.7         $(25.5)        $179.4
  Restructuring and impairments........        0.8            --           14.2           (5.6)
  Purchased in-process research and
     development.......................        1.0           5.8           13.8            9.0
  Unusual (gains) charges..............         --            --            2.5           (1.8)
  Amortization of acquisition-related
     intangibles.......................       14.1          10.1           38.7           27.5
  Less associated tax effects..........       (5.6)         (1.6)         (20.6)          (2.9)
                                            ------         -----         ------         ------
Adjusted net income (loss).............     $ (8.8)        $84.0         $ 23.1         $205.6
                                            ======         =====         ======         ======

     Restructuring and impairments in the third quarter and first nine months of 2001 include $0.8 million recorded in the third quarter for employee severance and benefit costs associated with workforce reduction actions, $3.9 million in the second quarter for employee severance and benefit costs associated with workforce reduction actions, $8.3 million recorded in the first quarter for asset impairment charges related to the consolidation of the five-inch wafer fabrication line in South Portland, Maine and $1.2 million recorded in the first quarter for employee severance and benefit costs associated with workforce reduction actions. Restructuring and impairments in the first nine months of 2000 include gains in the first quarter resulting from our re-evaluation and subsequent adjustment to our non-cash restructuring accruals based upon the final execution of several of our plans ($2.1 million) as well as a one-time gain in the first quarter for additional funds received in connection with the sale of our former Mountain View, California facility ($3.5 million).

     Purchased in-process research and development was recorded in connection with our acquisitions of Impala in the third quarter of 2001 ($1.0 million), DPP in the first quarter of 2001 ($12.8 million), KOTA Microcircuits, Inc. ($2.5 million) and Micro Linear Corporation ($3.3 million) in the third quarter of 2000, and QT Optoelectronics, Inc. in the second quarter of 2000 ($3.2 million).

     Unusual (gains) charges for the first nine months of 2001 included a $2.5 million inventory charge associated with the discontinuance of the digitizer product line in our Analog group. Unusual (gains) charges for the first nine months of 2000 included charges for the write-off of debt issuance costs associated with refinanced debt ($3.6 million) recorded in interest expense, offset by gains resulting from revisions of estimated charges recorded in sales and cost of sales as part of the 1999 Memory restructuring action ($5.4 million).

     Operating income (loss) was $(5.7) million and $24.5 million in the third quarter and first nine months of 2001, respectively, compared to $89.3 million and $244.9 million in the third quarter and first nine months of 2000. Excluding restructuring and impairments, purchased in-process research and development and other unusual (gains) charges detailed above applicable to operations, adjusted operating income (loss) was $(3.9) million and $55.0 million in the third quarter and first nine months of 2001, respectively, compared to $95.1 million and $242.9 million in the comparable periods of 2000. The decrease in operating income is primarily due to soft market conditions in the semiconductor industry in the first nine months of 2001, resulting in lower prices, unit volumes and underutilization of our factories, as well as from lower contract manufacturing revenue. Despite the current industry conditions, we have continued to invest in our research and development effort to drive new product introductions.

     On a segment basis, Analog had an operating loss of $0.1 million and $0.5 in the third quarter and first nine months of 2001, respectively, compared to operating income of $9.9 million and $32.7 million in the comparable periods of 2000. The decreases in Analog's operating income were primarily due to decreases in gross margins due to decreased revenues coupled with lower factory utilization. Discrete had an operating loss of $5.4 million and operating income of $14.2 million in the third quarter and first nine months of 2001, respectively, compared to operating income of $38.8 million and $96.9 million in the comparable periods of 2000. The decreases in Discrete's operating income were primarily due to decreases in gross margins, coupled with increases in operating expenses, including amortization of acquisition related intangibles, due primarily to the acquisition of DPP. Interface and Logic had an operating loss of $2.8 million and operating income of $27.6 million in the third quarter and first nine months of 2001, respectively, compared to operating income of $32.0 million and $72.9 million in the comparable periods of 2000. The decrease in Interface and Logic's operating income were decreases in gross margins offset by spending reductions in operating expenses.

     Excluding depreciation and amortization of $45.3 million and $133.3 million in the third quarter and first nine months of 2001, respectively, and $38.7 million and $113.6 million in the comparable periods of 2000, restructuring and impairments, purchased in-process research and development and other unusual (gains) charges, earnings before interest, taxes depreciation and amortization (EBITDA) were $41.4 million and $188.3 million in the third quarter and first nine months of 2001, respectively, compared to $133.8 million and $356.5 million in the comparable periods of 2000. EBITDA is presented because we believe that it is a widely accepted financial indicator of an entity's ability to incur and service debt. Adjusted net income (loss) and adjusted operating income are presented because we use them as alternative measures of the operating performance of the business. EBITDA, adjusted net income, and adjusted operating income should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with accounting principles generally accepted in the United States of America, as an indicator of our operating performance, or as an alternative to cash flow as a measure of liquidity.

REVENUES

     Our revenues consist of trade sales to unaffiliated customers (93.2% and 94.7% of total revenues in the third quarter and first nine months of 2001, respectively, and 94.7% and 93.6% of total revenues in the comparable periods of
2000) and revenues from contract manufacturing services provided to National Semiconductor and Samsung Electronics (6.8% and 5.3% of total revenues in the third quarter and first nine months of 2001, respectively, and 5.3% and 6.4% of total revenues in the comparable periods of 2000).

     Trade sales were $303.4 million in the third quarter of 2001 compared to $450.7 million for the third quarter of 2000. On a year-to-date basis, trade sales were $1,025.7 million in 2001 compared to $1,229.6 million for the comparable period of 2000. Additional revenues from DPP and other acquisitions that have taken place since the third quarter of 2000 partially offset lower revenues in our continuing businesses due to the industry-wide market slowdown.

     Analog revenues decreased 26.7% and 18.4% to $70.4 million and $226.5 million in the third quarter and first nine months of 2001, respectively, from $96.1 million and $277.6 million in the comparable periods of 2000. Discrete revenues decreased 18.8% and 10.8% to $159.4 million and $493.7 million in the third quarter and first nine months of 2001, respectively, compared to $196.4 million and $553.7 million in the comparable periods of 2000. Interface and Logic revenues decreased 54.2% and 30.3% to $52.3 million and $218.0 million in the third quarter and first nine months of 2001, respectively, from $114.3 million and $312.6 million in the comparable periods of 2000. These revenue decreases were due to lower prices and unit volumes.

     As a percentage of trade sales, geographic trade sales for North America, Europe, Asia/Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for the three and nine months ended September 30, 2001 and October 1, 2000:

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                         --------------------------   --------------------------
                                         SEPTEMBER 30,   OCTOBER 1,   SEPTEMBER 30,   OCTOBER 1,
                                             2001           2000          2001           2000
                                         -------------   ----------   -------------   ----------
North America..........................        18%           23%            21%           23%
Europe.................................        14            13             14            14
Asia/Pacific...........................        47            48             47            45
Korea..................................        21            16             18            18
                                              ---           ---            ---           ---
          Total........................       100%          100%           100%          100%
                                              ===           ===            ===           ===

     North American revenues decreased 49% and 26% in the third quarter and first nine months of 2001 compared to the same periods of 2000. The North American sales region has been hardest hit by the inventory correction occurring in all end market segments, as well as weakening economic conditions in the United States. European revenues decreased 27% and 16% in the third quarter and first nine months of 2001 compared to same periods of 2000. They have been impacted by the same factors affecting North America. Revenues in our Asia/Pacific sales region decreased 34% and 13% in the third quarter and first nine months of 2001 compared to the same periods of 2000. The decrease in Asia/Pacific sales was driven by the slow down in the computing segment, including peripherals, as many of the manufacturers for this market segment are located in this region. Sales in our Korean region decreased 10% and 13% in the third quarter and first nine months of 2001 compared to the same period of 2000. This decrease was due to the impact of a weaker Korean economy as financial restructuring in this country continues.

     Contract manufacturing revenues decreased 13.0% and 32.3% to $22.0 million and $57.4 in the third quarter and first nine months of 2001, respectively, compared to $25.3 million and $84.8 million in the same periods of 2000. The decrease in contract manufacturing revenue resulted from diminishing demand from both National Semiconductor and Samsung Electronics.

GROSS PROFIT

     Gross profit was as follows for the three and nine months ended September 30, 2001 and October 1, 2000:

                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                            ------------------------------   -----------------------------
                            SEPTEMBER 30,     OCTOBER 1,     SEPTEMBER 30,    OCTOBER 1,
                                 2001            2000            2001            2000
                            --------------   -------------   -------------   -------------
                                                    (IN MILLIONS)
Trade gross profit........  $57.4    18.9%   $164.5   36.5%  $256.0   25.0%  $439.5   35.7%
Contract manufacturing
  gross profit............    7.7    35.0%      9.2   36.4%    19.7   34.3%    32.0   37.7%
                            -----            ------          ------          ------
          Total gross
            profit........  $65.1    20.0%   $173.7   36.5%  $275.7   25.5%  $471.5   35.9%
                            =====            ======          ======          ======

     Excluding unusual charges in the first nine months of 2001 associated with an inventory charge as a result of the discontinuance of the digitizer product line in our Analog group ($2.5 million), total gross profit for that period was $278.2 million (25.7%). Excluding an unusual gain in first nine months of 2000 associated with revisions to estimated charges for the 1999 Memory restructuring action ($5.4 million), total gross profit for that period was $466.1 million (35.5%). The decrease in gross profit was primarily due to lower prices, unit volumes, a shift in product mix to lower margin products and lower capacity utilization. In the third quarter of 2001, fixed overhead absorption was negatively impacted by our decision to focus on reducing inventories.

RESEARCH AND DEVELOPMENT

     Research and development expenses ("R&D") were $19.1 million, or 6.3% of trade sales, in the third quarter of 2001, compared to $20.8 million, or 4.6% of trade sales, in the third quarter of 2000. The decrease was due to spending reductions in response to softer market conditions, offset by the acquisition of DPP. On a year-to-date basis, R&D was $64.4 million, or 6.3% of trade sales, compared to $57.4 million, or 4.7% of trade sales, for the comparable period of 2000. The increase was due to the acquisition of DPP.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses ("SG&A") were $35.8 million, or 11.8% of trade sales, in the third quarter of 2001, compared to $47.7 million, or 10.6% of trade sales, in the third quarter of 2000. On a year-to-date basis, SG&A expenses were $120.1 million, or 11.7% of trade sales, compared to $138.3 million, or 11.2% of trade sales, for the comparable period of 2000. We have offset SG&A from our acquired businesses in 2000 and 2001 with spending reductions in response to softer market conditions.

AMORTIZATION OF ACQUISITION RELATED INTANGIBLES

     Amortization of acquisition-related intangibles was $14.1 million in the third quarter of 2001, compared to $10.1 million in the third quarter of 2000. On a year-to-date basis, amortization of acquisition-related intangibles was $38.7 million, compared to $27.5 million for the comparable period of 2000. The increases in amortization were due to acquisitions that occurred in the latter part of 2000 and in 2001.

INTEREST EXPENSE

     Interest expense was $25.8 million and $76.4 million in the third quarter and first nine months of 2001, respectively, compared to $18.7 million and $62.4 million in the comparable periods of 2000. The increase in interest expense was principally the result of additional interest associated with the $350.0 million in aggregate principal amount of the 10 1/2% Notes issued during the first quarter of 2001, offset by lower interest on our revolving credit facility.

INTEREST INCOME

     Interest income was $2.2 million and $12.7 million in the third quarter and first nine months of 2001, respectively, compared to $6.8 million and $16.8 million in the comparable periods of 2000. The decrease in interest income for the third quarter and first nine months of 2001 compared to the comparable period of 2000 was due to lower average cash balances coupled with lower rates of return.

INCOME TAXES

     Income tax expense (benefit) was $(10.2) million and $(13.7) million for the third quarter and first nine months of 2001, respectively, compared to $7.7 million and $19.9 million in the third quarter and first nine months of 2000. The effective tax rates for the third quarter and first nine months of 2001 were 34.8% and 34.9%, respectively, compared to 10.0% in both the third quarter and first nine months of 2000. The increase in our effective tax rate is due to recognition in 2000 of additional tax benefit triggered by the reduction of the valuation allowance against deferred tax assets. Similar benefits were not realized in 2001. In addition, due to regional economic conditions, our effective tax rate has increased as a result of decreased profits in low tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     We have a borrowing capacity of $300.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At September 30, 2001, no amounts were outstanding on our revolving credit facility.

     In connection with the financing of the DPP acquisition, on January 31, 2001, we completed a private offering of $350.0 million of the 10 1/2% Notes. Interest on these notes is paid semi-annually on February 1 and August 1 of each year, and the first interest payment was made August 1, 2001. We may redeem the notes on or after February 1, 2005. Prior to February 1, 2004, we may redeem up to 35% of the notes from the proceeds of certain equity offerings.

     On June 8, 2001, we completed an offer to exchange the privately placed 10 1/2% Notes for publicly registered notes with terms substantially identical to those of the outstanding notes, except that certain transfer restrictions, registration rights and liquidated damages provisions relating to the previously outstanding privately placed notes do not apply.

     On October 31, 2001 Fairchild Semiconductor Corporation sold $200 million aggregate principal amount of 5.0% Convertible Senior Subordinated Notes Due November 1, 2008. The notes are unsecured obligations, and convertible into our common stock at a conversion price of $30.00 per share, subject to certain adjustments. The notes rank on a parity with Fairchild Semiconductor Corporation's existing senior subordinated debt and are and will be subordinated to all existing and future senior indebtedness, including any indebtedness incurred under the senior credit facility.

     Our senior credit facility, the indentures governing our 10 1/8% Senior Subordinated Notes, 10 3/8% Senior Subordinated Notes and 10 1/2% Senior Subordinated Notes do, and other debt instruments we may enter into in the future may, impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants relating to financial ratios include a minimum interest coverage ratio and a maximum senior leverage ratio. Provided there are no outstanding balances under the senior credit facility, compliance with these ratios is not required until March 31, 2003. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that those funds, together with existing cash, will be sufficient to meet our debt obligations. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and capital expenditures for the next twelve months. We intend to invest approximately $125 to $135 million in 2001 to expand capacity primarily in support of in-sourcing and our e-business initiatives. Additional borrowing or equity investment may be required to fund future acquisitions.

     As of September 30, 2001, our cash and cash equivalents balance was $285.4 million, a decrease of $116.4 million from December 31, 2000. Excluding the repayment of $120.2 million on our revolving credit facility in the second quarter of 2001, cash would have increased by $3.8 million from December 31, 2000. Cash increased $28.5 million from the second quarter ended July 1, 2001.

     During the first nine months of 2001, our operations provided $116.9 million in cash compared to $272.7 million of cash in the first nine months of 2000. The decrease in cash provided by operating activities reflects a decrease in the first nine months of 2001 in net income adjusted for non-cash items of $183.9 million and a increase in cash flows from changes in operating assets and liabilities of $28.1 million as compared with the first nine months of 2000. Cash used in investing activities during the first nine months of 2001 totaled $451.3 million, compared to $251.1 million in the first nine months of 2000. The increase primarily results from the acquisition of the discrete power business of Intersil Corporation offset by lower capital expenditures for the first nine months of 2001. Capital expenditures in the first nine months of 2001 were made principally in our wafer fabs, assembly and test facilities and our e-business initiatives, and were part of the company's 2001 plan. Capital expenditures for the balance of 2001 will continue to be primarily to increase manufacturing capacity in support of production in-sourcing as well as for our e-business initiative. Cash provided by financing activities of $218.0 million for the first nine months of 2001 was primarily from the issuance of $350.0 million of 10 1/2% Senior Subordinated Notes, net of associated fees and expenses of approximately $10.9 million, offset by repayment of $120.2 million on our revolving senior credit facility. Cash provided by financing activities of $243.4 million in the first nine months of 2000 was due primarily to proceeds from our secondary stock offering.

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL, EXCLUDING
SUBSIDIARIES

     Fairchild Semiconductor International, Inc. is a holding company, the principal asset of which is the stock of its wholly owned subsidiary, Fairchild Semiconductor Corporation. Fairchild Semiconductor International on a stand-alone basis had no cash flow from operations in the first nine months of 2001, nor in the first nine months of 2000. Fairchild Semiconductor International on a stand-alone basis has no cash requirements for the next twelve months.

OUTLOOK

     This quarterly report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "we believe," "we expect," "we intend," "may," "will," "should," "seeks," "approximately," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, this Outlook section contains numerous forward-looking statements. All forward-looking statements in this quarterly report are made based on management's current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Business Risks section below. Among these factors are the following: changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors' actions; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Business Risks section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this quarterly report. It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter's results. The business outlook below is consistent with the outlook included in our October 23, 2001 press release announcing third quarter results. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at investor.fairchildsemi.com. Toward the end of each quarter, we observe a "quiet period," when the outlook is not updated to reflect management's current expectations. The quiet period for the fourth quarter of 2001 will be from December 17, 2001 to January 22, 2002, when we plan to release our fourth quarter and full year 2001 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook or the company's financial results or expectations.

     Given the current economic environment, we continue to be cautious about the extent of seasonal demand in the fourth quarter. Due to widespread uncertainty about consumer spending plans, we anticipate that our turns business in the fourth quarter will be lower than the third quarter. We expect overall revenues for the fourth quarter will be flat to down 5% sequentially.

     We expect revenues in the first quarter of 2002 to be sequentially lower than the fourth quarter, following normal seasonal patterns, and currently expect quarterly sequential growth to follow for 2002.

     We expect fourth quarter gross margins will improve by 200 basis points due to improved product mix and better factory utilization driven by a smaller planned inventory reduction. We are planning additional cost reductions and expect fourth quarter research and development and selling, general and administrative expenses (excluding amortization of intangibles) to be in the range of $51 to $54 million, or down another 5% from the third quarter. We expect interest expense to average approximately $23 million per quarter and we expect our effective tax rate to be 35% for the fourth quarter.

     For purposes of computing EBITDA, adjusted net income and net income per share, we expect that depreciation and amortization will be roughly $32 million and amortization of acquisition-related intangibles to be approximately $14 million for the fourth quarter. Finally, we expect an outstanding diluted share count of approximately 102.5 million shares for the fourth quarter of 2001.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statement (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that an assembled workforce may no longer be accounted for as an identifiable intangible asset. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     We were required to adopt the provisions of SFAS No. 141, effective in the third quarter, and are required to adopt SFAS No. 142 effective December 31, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

     Upon adoption of SFAS No. 142, SFAS No. 141 will require us to evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, we will be required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the first quarter of 2002. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 during the first quarter of 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

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

     As of December 31, 2001, we expect to have unamortized goodwill of approximately $227.0 million, unamortized assembled workforce of approximately $3.5 million and other unamortized identifiable intangible assets of approximately $250.0 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill and assembled workforce was $4.7 million and $12.1 million for the three and nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     Statement of Financial Accounting Standards (SFAS) No. 143, Accounting For Asset Retirement Obligations, issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143, which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset, is effective for fiscal years beginning after June 15, 2001. We do not expect the implementation of SFAS 143 to have a material impact on our financial condition or results of operations.

     Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. We do not expect the implementation of SFAS 144 to have a material impact on our financial condition or results of operations.

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

     DOWNTURNS IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY OR CHANGES IN END USER MARKET DEMANDS COULD REDUCE THE VALUE OF OUR BUSINESS.

     The semiconductor industry is highly cyclical, and the value of our business may decline during the "down" portion of these cycles. During 1998 and into 1999, we, as well as many others in our industry, experienced significant declines in the pricing of our products as customers reduced demand forecasts and manufacturers reduced prices to keep capacity utilization high. We believe these trends were due primarily to the Asian financial crisis during that period and excess personal computer inventories. Beginning in the fourth quarter of 2000 and throughout 2001, we and the rest of the semiconductor industry have experienced backlog cancellations and reduced demand for our products, resulting in revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand for personal computers, cellular telephones and consumer electronics and automotive and industrial goods, and these end user markets may experience changes in demand that will adversely affect our prospects.

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

     We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of such research. Some of our technologies have been licensed on a non-exclusive basis from National Semiconductor, Samsung Electronics and other companies which may license such technologies to others, including, in the case of National Semiconductor commencing on March 11, 2002, our competitors. In addition, under a technology licensing and transfer agreement, National Semiconductor has limited royalty-free, worldwide license rights (without right to sublicense) to some of our technologies. If necessary or desirable, we may seek licenses under patents or intellectual property rights claimed by others. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for technologies we use could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technologies.

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

     Distributors accounted for 56.0% of our net sales for the nine months ended September 30, 2001. Our five domestic distributors accounted for 7.9% of our total net sales for the nine months ended September 30, 2001. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor's initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

     THE SEMICONDUCTOR BUSINESS IS VERY COMPETITIVE AND INCREASED COMPETITION COULD REDUCE THE VALUE OF AN INVESTMENT IN OUR COMPANY.

     The semiconductor industry is, and the multi-market semiconductor product markets in particular are, highly competitive. Competition is based on price, delivery terms, product performance, quality, reliability and customer service. In addition, even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus are better able to pursue acquisition candidates and can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

     WE ENTERED INTO A NUMBER OF LONG-TERM SUPPLY AND SUPPORT CONTRACTS WITH SAMSUNG ELECTRONICS IN CONNECTION WITH OUR ACQUISITION OF ITS POWER DEVICE BUSINESS IN 1999. ANY DECREASE IN THE PURCHASE REQUIREMENTS OF SAMSUNG ELECTRONICS OR ITS INABILITY TO MEET ITS CONTRACTUAL OBLIGATIONS COULD SUBSTANTIALLY REDUCE OUR FINANCIAL PERFORMANCE.

     As a result of the acquisition of Samsung Electronics' power device business in 1999, we have numerous arrangements with Samsung Electronics, including arrangements relating to product sales, designation as a vendor to affiliated Samsung companies and other services. The initial terms of these agreements terminate beginning in April 2002 and we cannot assure you that we will be able to obtain extensions of these agreements on as favorable terms, if at all. Any material adverse change in the purchase requirements of Samsung Electronics, in its ability to supply the agreed-upon services or in its ability to fulfill its other obligations could have a material adverse effect on our results of operations. Although historically the power device business generated significant revenues from the sale of products to affiliated Samsung companies, we cannot assure you that we will be able to sell products to affiliated Samsung companies or that the designation of the power device business as a vendor to those affiliated Samsung companies will generate any revenues for our company. Furthermore, under the Korean Fair Trade Law, the Fair Trade Commission may issue an order requiring a change in the terms and conditions of the agreements between us and Samsung Electronics if it concludes that Samsung Electronics has provided us with undue support or discriminated against our competitors.

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

     The transaction structure we used for the acquisition of the power device business is based on assumptions about the various tax laws, including withholding tax, and other relevant laws of foreign jurisdictions. In addition, our Korean subsidiary was granted a ten-year tax holiday under Korean law in 1999. The first seven years are tax-free, followed by three years of income taxes at 50% of the statutory rate. In 2000, the tax holiday was extended such that the exemption amounts were increased to 75% in the eighth year and a 25% exemption was added to the eleventh year. If our assumptions about tax and other relevant laws are incorrect, or if foreign taxing jurisdictions were to change or modify the relevant laws, or if our Korean subsidiary were to lose its tax holiday, we could suffer adverse tax and other financial consequences or lose the benefits anticipated from the transaction structure we used to acquire that business.

     OUR INTERNATIONAL OPERATIONS SUBJECT OUR COMPANY TO RISKS NOT FACED BY DOMESTIC COMPETITORS.

     Through our subsidiaries we maintain significant operations in the Philippines, Malaysia and South Korea and also operate facilities in China and Singapore. We also have sales offices and customers around the world. The following are risks inherent in doing business on an international level:

     - economic and political instability;

     - foreign currency fluctuations;

     - transportation delays;

     - trade restrictions;

     - work stoppages; and

     - the laws, including tax laws of, and the policies of the United States toward, countries in which we manufacture our products.

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

     Although most of our known environmental liabilities are covered by indemnities from Raytheon Company, National Semiconductor or Samsung Electronics, these indemnities are limited to conditions that occurred prior to the consummation of those transactions. Moreover, we cannot assure you that their indemnity obligations to us for the covered liabilities will be adequate to protect us.

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

     Affiliates of Citigroup Inc., and our directors and executive officers together own approximately 34.3% of the outstanding shares of our Class A Common Stock. By virtue of such stock ownership, such persons have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of directors and the amendment of our corporate charter and bylaws. Such persons may exercise their influence over us in a manner detriment to the interests of our stockholders or bondholders.

     WE ARE A LEVERAGED COMPANY WITH A DEBT TO EQUITY RATIO OF 1.36 TO 1, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO GROW AND COMPETE.

     At September 30, 2001, after giving effect to the issuance of Fairchild Semiconductor Corporation's 5% Convertible Senior Subordinated Notes on October 31, 2001, we had total indebtedness of $1,138.6 million and a ratio of debt to equity of 1.36 to 1.

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

     We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation's outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the indentures governing Fairchild Semiconductor Corporation's outstanding 10 1/8% Senior Subordinated Notes, its outstanding 10 3/8% Senior Subordinated Notes, its outstanding 10 1/2% Senior Subordinated Notes and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $300.0 million. As of September 30, 2001 we had $300.0 million available under this revolving credit facility. If new debt is added to our subsidiaries' current debt levels, the substantial risks described above would intensify.

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

     The operating and financial restrictions and covenants in most of our debt instruments, such as the credit agreement relating to our senior credit facility, the indenture governing Fairchild Semiconductor Corporation's 10 1/2% Senior Subordinated Notes, the indenture governing its 10 1/8% Senior Subordinated Notes and the indenture governing its 10 3/8% Senior Subordinated Notes may limit our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. These debt instruments impose significant operating and financial restrictions on us that affect our ability to incur additional indebtedness or create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, make investments or engage in other business activities. These restrictions could place us at a disadvantage relative to competitors not subject to such limitations.

     In addition, the credit agreement governing our senior credit facility contains other and more restrictive covenants and limits us from prepaying our other indebtedness. The senior credit facility also requires us to maintain specified financial ratios. These financial ratios become more restrictive over the life of the senior credit facility. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. Provided there are no outstanding balances under our senior credit facility, compliance with these covenants in the credit agreement is not required until March 31, 2003. After that date, or earlier if we borrow money under the credit facility, a breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

     We have recently agreed to settle the patent infringement lawsuit filed against us and other defendants in 1999 by U.S. Philips Corporation in the United States District Court for the Southern District of New York. The terms of the settlement are not material to our financial position and are not expected to have a material effect on our future results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
10.       Form of Stock Option Cancellation and Exchange Memorandum
          and Agreement between Fairchild Semiconductor International,
          Inc. and certain executive officers.

     (b) Reports on Form 8-K

         On July 26, 2001, we filed a special report on Form 8-K relating to financial information for the three and six months ended July 1, 2001 and forward-looking statements relating to the third quarter of 2001 and the year ended December 30, 2001 as announced in a press release issued July 24, 2001. The press release is incorporated in, and filed as an exhibit to, the special report.

         On September 6, 2001, we filed a special report on Form 8-K relating to
         (1) our acquisition of Impala Linear Corporation, as announced in a press release issued September 6, 2001, and (2) updates of forward-looking statements relating to the third quarter of 2001, as announced in a press release issued September 6, 2001. The press releases are incorporated in, and filed as exhibits to, the special report.

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

Date: November 14, 2001