Form 10-K
period 2001-12-30
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2002-03-15
CIK 1036960

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



             FOR THE YEAR ENDED DECEMBER 30, 2001






    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934




                        COMMISSION FILE NUMBER 001-15181
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2002 was $1,951,073,730.

     The number of shares outstanding of the Registrant's Class A and Class B Common Stock as of March 12, 2002 was 100,428,121 and -0- respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2002 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Throughout this Annual Report on Form 10-K, the terms "we," "our," "Fairchild" and "Fairchild International" refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to specific subsidiaries where appropriate.

     During 1999, we changed our fiscal year-end from the last Sunday in May to the last Sunday in December. Our last fiscal year under our old accounting calendar was the year ended May 30, 1999, which we refer to as "Fiscal 1999." Our first fiscal year following this change was the year ended December 31, 2000, which we refer to as "Calendar 2000." We sometimes refer to the transition period from May 31, 1999 to December 26, 1999 as "Stub Year 1999."

GENERAL

     We are one of the largest independent semiconductor companies focused solely on developing, manufacturing and selling high performance semiconductors critical to multiple end markets. We design, develop and market analog, discrete, interface and logic, non-volatile memory and optoelectronic semiconductors. Within our broad product portfolio, we focus on providing discrete and analog power management and interface solutions. Over half of our trade sales in Calendar 2001 were from discrete and analog products used directly in power applications such as voltage conversion, power regulation, power distribution, and power and battery management. With the acquisition in Calendar 2001 of the discrete power products business from Intersil Corporation, which we refer to as DPP, we believe that we are now the world's leading supplier of power analog and power discrete products. Our products are used as building block components in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; portable digital consumer cameras, displays, audio/video devices, household appliances; and automotive ignition applications. Because of their basic functionality, our products provide customers with greater design flexibility than more highly integrated products and improve the performance of more complex devices or systems. Given these characteristics, our products have a wide range of applications. Our products are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets.

     With a history dating back more than 40 years, the original Fairchild was one of the founders of the semiconductor industry. Established in 1959 as a provider of memory and logic semiconductors, the Fairchild Semiconductor business was acquired by Schlumberger Limited in 1979 and by National Semiconductor Corporation in 1987. In March 1997, as part of its recapitalization, much of the Fairchild Semiconductor business was sold to a new, independent company -- Fairchild Semiconductor Corporation. At the time of the recapitalization, our company consisted of the discrete, logic and non-volatile memory businesses of National Semiconductor. On December 31, 1997, we acquired Raytheon Company's semiconductor business for approximately $117.0 million in cash. That business designs, manufactures and markets high-performance analog and mixed signal semiconductors for the personal computer, communications, broadcast video and industrial markets.

     On April 13, 1999, we purchased the power device business of Samsung Electronics Co., Ltd. for approximately $414.9 million in cash, including fees and expenses. The power device business designs, manufactures and markets power discrete semiconductors and standard analog integrated circuits serving the personal computer, industrial, communications and consumer electronics markets. The acquisition of the power device business not only enhanced our analog and power discrete product offerings, but also provided us with a greater market presence in South Korea. In connection with the acquisition of the power device business, the Korean government granted a ten-year tax holiday. The exemption from corporate income tax was 100% for the first seven years of the holiday and 50% for the remaining three years of the holiday. During Calendar 2000, the tax holiday was extended such that the exemption amounts were increased to 75% in the eighth year and a 25% exemption was added for the eleventh year.

     On May 28, 2000, we purchased QT Optoelectronics, Inc. for approximately $92.0 million in cash and common stock. QT Optoelectronics designs, manufactures and markets LED lamps and displays, infrared components, custom optoelectronics and optocouplers and is the world's largest independent company solely focused on optoelectronics. This acquisition gave us a position in a $4.2 billion market. Revenue opportunities exist in being able to offer these products to existing Fairchild customers who were purchasing from competitors.

     On September 8, 2000, we purchased the power management business of Micro Linear for approximately $11.0 million in cash. That business consists of analog products including offline power switches, low power battery management, video filters and bus terminators. This acquisition expanded the breadth of our overall position in the power management analog business.

     On September 8, 2000, we purchased KOTA Microcircuits, Inc., or KOTA, for approximately $12.1 million in cash. That business designs, manufactures and markets high-performance operational amplifiers and other standard linear products. This acquisition positioned us with leading technology in the operational amplifier market, and expanded our penetration into markets that include cellular phones, CD-ROM drives and portable applications.

     On March 16, 2001 we acquired substantially all of the assets of, and assumed certain liabilities of DPP for approximately $344.2 million in cash. DPP designs, manufactures and markets power discrete semiconductors serving the personal computer, industrial power supply and automotive ignition control markets. The acquisition of this business enhanced our power discrete product portfolio and gave us greater market presence in the U.S. and European automotive and industrial markets.

     On September 5, 2001, we acquired Impala Linear Corporation for approximately $4.6 million paid in common stock. That business designs analog power management semiconductors for a wide range of portable devices including laptops, MP3 players, cell phones, portable test equipment and PDAs.

PRODUCTS AND TECHNOLOGY

     We are a global company focused on designing, manufacturing and marketing high performance building block semiconductors critical for multiple end markets, with a focus on developing leading edge power and interface solutions. Our products are used in consumer, communications, computer, industrial and automotive applications. Our products are organized into the following three principal product groups that are reportable segments: Analog and Mixed Signal Products, Discrete Products and Interface and Logic Products. Other products include non-volatile memory and optoelectronics.

  ANALOG AND MIXED SIGNAL PRODUCTS

     We design, manufacture and market high-performance analog and mixed signal integrated circuits for computing, consumer, communications and industrial applications. These products are manufactured using leading-edge Bipolar, CMOS, BiCMOS and BCDMOS technologies. Analog and mixed signal products represent a significant long-term growth area of the semiconductor industry.

     We offer over 2,600 different analog and mixed signal device products in a fast growing number of proprietary part types. The development of proprietary parts is largely driven by evolving end-system requirements and needs for higher integration, which in turn is driven by trends toward smaller form factors at higher performance levels. Our product offering also includes the top 100 best selling multi-sourced product types. Major competitors include Analog Devices, Linear Technology, Maxim, Intersil, National Semiconductor and Texas Instruments.

     Analog products monitor, interpret and control continuously variable functions such as light, color, sound and energy. Frequently, they form the interface with the digital world. We provide a wide range of analog products relating to power conversion, temperature sensing, system management, battery chargers and motor controls. Our power switch products, also called FPS for Fairchild Power Switch, are a series of proprietary, multichip or monolithic devices with integrated MOSFETs (Metal Oxide Semiconductor Field Effect Transmittors), which provide complete off-line (AC-DC) power converter designs for use in power supplies and battery chargers. These products are used in a variety of computing, communications and consumer applications.

     In addition to power related analog circuits, we offer signal path products like operational amplifiers and comparators, data conversion products, video encoders/decoders, video filters, and micro-controller based system management integrated circuits.

     We believe our analog and mixed signal product portfolio is further enhanced by a broad offering of packaging solutions that we have developed. These solutions include surface mount, tiny packages, and leadless carriers.

  DISCRETE PRODUCTS

     We design, manufacture and market discrete devices for computing, automotive, communications and industrial applications. Discrete devices are individual diodes or transistors that perform basic signal amplification and switching functions in electronic circuits. Driving the long-term growth of discretes is the increasing need to power the latest electronic equipment as well as needs to conserve power. We participate in both the power and small signal discrete markets using our DMOS and Bipolar technologies, manufacturing semiconductors that condition power or signals for use by other devices. The acquisition of DPP gives us an expanded presence in the automotive and industrial markets. Major competitors are Philips, Infineon, International Rectifier and Siliconix/Vishay.

     Power MOSFETs. Power MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. We are the world's No. 2 supplier of discrete power MOSFETs, according to the Gartner Group. These products are used in a variety of high-growth applications including computers, communications, automotive and industrial supplies, which require low-voltage solutions. We produce advanced MOSFETs under our PowerTrench(R) and UltraFET(R) brands. MOSFETs enable computers, automobiles, handsets, power supplies and other products to operate under harsh conditions while providing efficient operation.

     Isolated-Gate Bipolar Transistors. IGBTs are high-voltage discrete devices. They are used in switching applications for motor control, power supplies, and automotive ignition systems. We are a leading supplier of IGBTs. We feature the SMPS IGBT for power supplies offering the fastest, most cost-effective operation in some applications. We also manufacture modules for air conditioners -- an application that is growing with the worldwide need to conserve power.

     Rectifiers. Rectifier products work with IGBTs and MOSFETs in many applications to provide signal conditioning. Our premier product is the Stealth(TM) rectifier, providing industry leading performance and efficiencies in power supply and motor applications.

  INTERFACE AND LOGIC PRODUCTS

     We design, develop, manufacture and market high-performance interface and logic devices utilizing three wafer fabrication processes: CMOS, BiCMOS and Bipolar. Within each of these production processes, we manufacture products that possess advanced performance characteristics, as well as mature products that provide high performance at low cost to customers.

     Interface Products. Interface products generally connect signals from one part of a system to another part of a system. Typical interface applications include backplane driving, bus driving, clock driving and 'box-to-box' or system-to-system interconnects. These applications all require high speed, high current drive and low noise attributes. These types of products are mixed signal in nature and require a high level of analog wave shaping techniques on the output structures, reducing the number of suppliers with the capability to develop them. We believe we have developed some unique competencies and patented circuit techniques along with a broad range of process technologies, which facilitate our expansion in the interface market.

     The interface market is divided into two categories: "building block interface" and "standards-specific interface products." Current building block products include our FST and GTL product families and our recent expansion into Low Voltage Differential Swing (LVDS) input/output (I/O) products. Standards-specific products are normally based on industry standards, which are developed by consortiums of hardware suppliers, software suppliers, end segment customers and industry experts. We are an active participant on many committees where industry standards are developed, and have product offerings in printer interface, dual inline memory module drivers and Universal Serial Bus applications. Our product roadmap will expand beyond our current switch, GRLP and LVDS building blocks to Switch Fabric Interface (SFI) physical layer I/O. Major competitors include Texas Instruments, National Semiconductor, Maxim and Linear Technology.

     Logic Products. Logic products perform a variety of functions in a system mostly in the interface between larger application-specific integrated circuits, microprocessors, memory components or connectors. Products are typically categorized into mature segments and advanced logic segments. Mature products are generally more than five years old, while advanced products tend to be newer. Since market adoption rates of new standard logic families have historically spanned several years, we continue to generate significant revenues from our mature products. Customers are typically slow to move from an older product to a newer one. Further, for any given product, standard logic customers use several different generations of logic products in their designs. As a result, typical life cycles for logic families are often between 20 and 25 years.

     Investments in mature products tend to focus on cost reductions and manufacturing improvements. Our investments in new products are in the advanced logic area and focuses on power minimization, low voltage and packaging innovations. Some of the targeted products are TinyLogic(TM)and low voltage products. Many of these investments have established our logic devices as key components for the personal computer and portable markets, including cell phones, PDAs and similar battery-based products. Major competitors include Texas Instruments, ON Semiconductor and Philips.

  OTHER PRODUCTS

     Included within the "Other" reporting segment are non-volatile memory products and optoelectronic products.

Non-Volatile Memory Products

     We design, manufacture and market non-volatile memory integrated circuits, which are storage devices that retain data after power to the device has been shut off. We offer an extensive portfolio of high performance serial EEPROM and EPROM products. EEPROMs are electrically erasable programmable read-only memories. EPROMs are electrically programmable read-only memories. These non-volatile memory devices are used in computing, communications, consumer, automotive and industrial applications. Major competitors include ST Microelectronics, Advanced Micro Devices, Atmel and Microchip Technology.

     EEPROMs. EEPROMs are used primarily to store changing information in consumer products and automotive applications such as cellular handsets, microwave ovens, televisions and automotive controls. Our standard EEPROM products serve each of the three serial bus interface protocols used with all industry standard microcontrollers.

     EPROMs. EPROMs are field programmable non-volatile memories for storage of codes and data. EPROMs are a lower cost alternative to FLASH memories and enable shorter time-to-market cycles for new products. Today, EPROMs are primarily utilized in applications where storage of the instruction set for microcontrollers requires less than 2Mb in density, which is virtually all segments of the low-end consumer electronic market (for example, answering machines, garage door openers and washing machines). The EPROM market is declining as FLASH becomes cost-effective at lower densities. As a result, we are incurring minimal research and development expenditures in this product line. We currently sell EPROMs in densities ranging from 64K to 4Mb.

Optoelectronic Products

     Optoelectronics covers a wide range of semiconductor devices that emit, sense and display both visible and infrared light. Of the six segments of the optoelectronics market, we participate in four: optocouplers, infrared, LED lamps and displays. Our focus in optoelectronics is aligned with our analog business. We address the same applications and can combine functions in an optimal way to provide real system solutions. One such solution is an optically isolated error amplifier that combines the function of an analog voltage reference and an error amplifier with the function of an optocoupler. This creates an ideal single chip component solution for isolated AC-DC converter applications.

     Optocouplers. Optocouplers incorporate infrared emitter and detector combinations in a single package. These products are used to transmit signals between two electronic circuits while maintaining electrical isolation between them. Major applications for these devices include power supplies, modems, motor controls and power modules.

     Infrared Products. These devices emit and detect infrared energy instead of visible energy. This product line offers a wide variety of products including plastic emitters and detectors, metal can emitters and detectors, slotted switches and reflective switches. In addition, custom products address specific types of customer applications. Typical applications for infrared products include object detection (for example, paper sensing in printers and copiers and garage door safety sensors), data transmission (for example, remote controls in televisions, stereos, VCRs and wireless data links between computers and other electronic devices), and motor control.

     LED Lamps and Displays. These devices are replacing general illumination applications currently served by incandescent and fluorescent lighting products. The main advantages are power savings and longer life. This product line includes stick and frame displays, which are used in a broad range of consumer electronics products as well as T-1 and T-1 3/4 lamps that are used in consumer, industrial/instrument and signage industries.

SALES, MARKETING AND DISTRIBUTION

     In Calendar 2001, we derived approximately 36.6%, 6.9% and 56.5% of our net trade sales from original equipment manufacturers, electronic manufacturing services customers and distributors, respectively, through our regional sales organizations. We operate regional sales organizations in Europe, headquartered in Wootton-Bassett, England; the Americas, headquartered in San Jose, California; the Asia/Pacific region, with offices in Hong Kong; the Japan region, with offices in Tokyo, Japan; and the Korea region, with its office in Bucheon, South Korea. Each of the regional sales organizations is supported by logistics organizations, which manage independently operated free-on-board warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through independently operated warehouses in Hong Kong, the United States and the United Kingdom.

     We have dedicated direct sales organizations operating in Europe, the Americas, the Asia/Pacific region, Japan and Korea that serve our major original equipment manufacturer and electronic manufacturing services customers. We also have a large network of distributors and independent manufacturer's representatives to distribute and sell our products around the world. We believe that maintaining a small, highly focused, direct sales force selling products for each of our businesses, combined with an extensive network of distributors and manufacturer's representatives, is the most efficient way to serve our multi-market customer base. Fairchild also maintains a dedicated marketing organization, which consists of marketing organizations in each product group, including tactical and strategic marketing and applications, as well as marketing personnel located in each of the sales regions.

     Typically, distributors handle a wide variety of products, including products that compete with our products, and fill orders for many customers. Some of our sales to distributors, primarily in North America, are made under agreements allowing for market price fluctuations and/or the right of return on unsold merchandise, subject to time and volume limitations. The majority of these distribution agreements contain a standard stock rotation provision allowing for minimum levels of inventory returns. In our experience, these inventory returns can usually be resold. Manufacturer's representatives generally do not offer products that compete directly with our products, but may carry complementary items manufactured by others. Manufacturer's representatives do not maintain a product inventory; instead, their customers place large quantity orders directly with us and are referred to distributors for smaller orders.

RESEARCH AND DEVELOPMENT

     Our expenditures for research and development in Calendar 2001, Calendar 2000, Stub Year 1999, and Fiscal 1999 were $83.0 million, $83.9 million, $35.0 million, and $39.3 million, respectively. These expenditures represented 6.2%, 5.0%, 4.9% and 6.0% of trade sales in Calendar 2001, Calendar 2000, Stub Year 1999, and Fiscal 1999, respectively. Manufacturing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology. Our research and development efforts are also focused on innovative packaging solutions such as Micropak(TM) and FLMP (Flipped Leaded Molded Package), making use of new assembly methods and new high performance packaging materials, which enhance the overall performance and value of both our new and existing products for our customers.

     Each of our product groups maintains independent research and development organizations. We work closely with our major customers in many research and development situations in order to increase the likelihood that our products will be designed directly into the customers' products and achieve rapid and lasting market acceptance.

MANUFACTURING

     We operate ten manufacturing facilities, five of which are front-end wafer fabrication plants in the United States, South Korea and Singapore, and five of which are back-end assembly and test facilities in the United States and Asia. In addition, in 2001 we acquired land in Suzhou, Jiangsu Province, China, where construction of an assembly and test facility is scheduled to begin in 2002.

     Our products are manufactured and designed using a broad range of manufacturing processes and proprietary design methods. We use all of the prevalent function-oriented process technologies for wafer fabrication, including CMOS, Bipolar, BiCMOS, DMOS and non-volatile memory technologies. We use primarily through-hole and mature and advanced surface mount technologies in our assembly and test operations, in lead counts from two to 114 leads.

     The table below sets forth information with respect to our manufacturing facilities, products and technologies.

                            MANUFACTURING FACILITIES

LOCATION                                 PRODUCTS                      TECHNOLOGIES
--------                                 --------                      ------------
FRONT-END FACILITIES:
Mountaintop, Pennsylvania      Discrete Power Semiconductors   6 inch fab -- 3.0 micron 8
                               MOSFET/IGBT/Rectifiers          inch fab -- 0.8 micron
South Portland, Maine          Bipolar, CMOS and BiCMOS        4-inch fab -- 5.0/3.0 micron
                               Interface and logic products    5- inch fab -- 3.0/1.5 micron
                               Standard Linear products Op     6- inch fab -- 1.5/0.5 micron
                               Amps, Ground Fault              CMOS and BiCMOS
                               Interruptors
Salt Lake City, Utah           EPROMs, EEPROMs, ACE and USB    6-inch fab -- 1.0/0.65 micron
                               Discrete Power Semiconductors   CMOS EPROM 2.0/0.8 micron
                                                               CMOS EPROM 2.0 micron DMOS
Bucheon, South Korea           Discrete Power                  4-inch fab -- 5.0/4.0 micron
                               Semiconductors, standard        Bipolar 5-inch fab -- 2.0/0.8
                               analog integrated circuits      micron Bipolar and DMOS 6-
                                                               inch fab -- 2.0/0.8 micron
                                                               DMOS
Singapore                      Optocoupler/infrared            Infrared die fab

LOCATION                                 PRODUCTS                      TECHNOLOGIES
--------                                 --------                      ------------
BACK-END FACILITIES:
Penang, Malaysia               Bipolar, CMOS and BiCMOS        MDIP, SOIC, EIAJ, TSSOP,
                               interface and logic products    SSOP, SC-70
Cebu, the Philippines          Power and small signal          TO92, SOT-23, Super SOT,
                               discrete                        SOT-223, TO220, TO263, DPAK,
                                                               SC-70, BGA, FLMP
Kuala Lumpur, Malaysia         Optocouplers                    SOIC, MFP
Wuxi, China                    Infrared/LED Lamps and          T-1, T-1  3/4, SMD, Custom
                               Displays
Loveland, Colorado             Operational Amplifiers          Hybrid

     We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation of Shanghai, Chartered Semiconductor, Torex Semiconductor and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Carsem, Amkor, NS Electronics (Bangkok) Ltd., Samsung Electronics and ChipPAC. The power device business also subcontracts other manufacturing services from Samsung Electronics.

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

BACKLOG

     Backlog at the end of Calendar 2001 was approximately $310 million, down from approximately $426 million at the end of Calendar 2000. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. While backlog has declined primarily as a result of the lower demand for our products from the year earlier period, it has also been impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow orders to be canceled or deliveries delayed by customers without penalty. Accordingly, our backlog at any time should not be used as an indication of future revenues.

SEASONALITY

     Generally, we are affected by the seasonal trends of the semiconductor and related industries. Typically, we see revenues higher in the second and fourth quarters, lower in the first quarter due to holidays around the world and lower in the third quarter due to the historically slow summer months. In Stub Year 1999 and throughout most of Calendar 2000, however, typical seasonality was offset by the effects of the recovery of the overall semiconductor market, as we recorded sequential revenue increases in each quarter. At the end of Calendar 2000 and throughout Calendar 2001, we saw atypical quarterly revenue trends as a result of the weakened economic conditions within the semiconductor industry and technology sector.

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

TRADEMARKS AND PATENTS

     Our corporate policy is to protect proprietary products by obtaining patents for such products when practicable. Under a technology licensing and transfer agreement with National Semiconductor entered into in connection with the recapitalization of the Fairchild Semiconductor business, we acquired approximately 150 U.S. patents and obtained perpetual, royalty-free, non-exclusive licenses on approximately 250 of National Semiconductor's patents. We acquired over 60 patents as part of our acquisition of the Raytheon semiconductor business, as well as licensing rights (similar to those granted to Fairchild by National Semiconductor), for other semiconductor-related intellectual property of Raytheon not directly related to its semiconductor business. Similarly, in our acquisition of the power device business, we acquired from Samsung Electronics a significant number of licenses and patents, including approximately 76 U.S. patents and over 1,000 Korean patents. We also received all relevant trademarks. From the acquisitions of QT Optoelectronics, KOTA and Micro Linear, we added in excess of 50 U.S. and five foreign patents and patent applications to our intellectual property portfolio. Finally, from the DPP acquisition, we obtained over 500 patents or patent applications worldwide. We believe that we have the right to use all technology used in the production of our products.

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

     Our facilities in South Portland, Maine, and, to a lesser extent, Salt Lake City, Utah, have ongoing remediation projects to respond to releases of hazardous materials that occurred prior to our separation from National Semiconductor. National Semiconductor has agreed to indemnify Fairchild for the cost of these projects, subject to limitations. Based on the historical costs of these projects, we do not believe that future remediation costs will be material, even without the indemnification from National Semiconductor.

     Our facility in Mountaintop, Pennsylvania has an ongoing remediation project to respond to releases of hazardous materials that occurred prior to our acquisition of the DPP business. Intersil Corporation has agreed to indemnify us for specific environmental issues.

     A property we previously owned in Mountain View, California is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act. We acquired that property as part of the acquisition of the Raytheon semiconductor business. Under the terms of the acquisition agreement with Raytheon, Raytheon retained responsibility for, and has agreed to indemnify us with respect to, remediation costs or other liabilities related to pre-acquisition contamination. The purchaser of the Mountain View, California property received an environmental indemnity from us similar in scope to the one we received from Raytheon.

     Although we believe that the power device business has no significant environmental liabilities, Samsung Electronics agreed to indemnify Fairchild for environmental liabilities arising out of the power device business, including the Bucheon, South Korean plant, subject to limitations.

     We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were immaterial in Calendar 2001, Calendar 2000, Stub Year 1999 and Fiscal 1999. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

EMPLOYEES

     Our worldwide workforce consisted of 9,798 full and part-time employees as of December 30, 2001. Of the total number of employees, 8,103 were engaged in manufacturing, 570 were engaged in marketing and sales, 777 were engaged in corporate and product line administration and 348 were engaged in research and development. We believe that our relations with our employees are satisfactory.

     At December 30, 2001, 311 of our employees were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends December 1, 2002 and provides for guaranteed wage and benefit levels as well as employment security for union members. A strike or work stoppage could impact our ability to operate if we were unable to negotiate a new agreement with our represented employees when the existing agreement expires. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.

     Our wholly owned Korean subsidiary, which we refer to as Fairchild Korea, sponsors a Power Device Business Labor Council consisting of seven representatives from the non-management workforce and seven members of the management workforce. The Labor Council, under Korean law, is recognized as a representative of the workforce for the purposes of consultation and cooperation. The Labor Council has no right to take a work action or to strike and is not party to any labor or collective bargaining agreements with Fairchild Korea. We believe that relations with Fairchild Korea employees and the Labor Council are satisfactory.

EXECUTIVE OFFICERS OF FAIRCHILD INTERNATIONAL

     The following table sets forth information with respect to the executive officers of our company.

NAME                                   AGE                            TITLE
----                                   ---                            -----
Kirk P. Pond.........................  57    Chairman of the Board of Directors, President and Chief
                                             Executive Officer
Joseph R. Martin.....................  54    Executive Vice President and Chief Financial Officer
                                             and Director
Daniel E. Boxer......................  56    Executive Vice President and Chief Administrative
                                             Officer, General Counsel and Secretary
Keith Jackson........................  46    Executive Vice President and General Manager, Analog,
                                             Mixed Signal, and Configurable Products Group
Hans Wildenberg......................  45    Executive Vice President, Worldwide Sales and Marketing
Deok J. Kim..........................  50    Senior Vice President and General Manager, Power Device
                                             Business, President Fairchild Korea Semiconductor Ltd.
W.T. Greer, Jr.......................  60    Senior Vice President and General Manager, Interface
                                             and Logic Products Group

NAME                                   AGE                            TITLE
----                                   ---                            -----
Izak Bencuya.........................  47    Senior Vice President and General Manager, Discrete
                                             Products Group
Ernesto J. D'Escoubet................  57    Senior Vice President, Chief Technology and Quality
                                             Officer
John M. Watkins, Jr..................  59    Senior Vice President, Chief Information Officer
Laurenz Schmidt......................  52    Senior Vice President, Global Operations
David A. Henry.......................  40    Vice President, Corporate Controller
Matthew W. Towse.....................  39    Vice President, Treasurer

     Kirk P. Pond, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Pond has been the President of Fairchild Semiconductor since June 1996. He has 30 years of experience in the semiconductor industry. Since 1987, Mr. Pond had held several executive positions with National Semiconductor, most recently Executive Vice President and Chief Operating Officer. Prior executive management positions were with Fairchild Semiconductor Corporation, Texas Instruments and Timex Corporation.

     Joseph R. Martin, Executive Vice President, Chief Financial Officer and Director. Mr. Martin has been the Executive Vice President and Chief Financial Officer of Fairchild Semiconductor since June 1996. He has 23 years of experience in the semiconductor industry. Mr. Martin had held several senior financial positions with National Semiconductor since 1989, most recently as Vice President of Finance, Worldwide Operations. Prior to joining National Semiconductor, Mr. Martin was Senior Vice President and Chief Financial Officer of VTC Incorporated.

     Daniel E. Boxer, Executive Vice President and Chief Administrative Officer, General Counsel and Secretary. Mr. Boxer joined our company in March 1997. He has practiced law for 32 years and since 1975 had been a partner at the law firm of Pierce Atwood, Portland, Maine. His practice at Pierce Atwood included advising many large manufacturing companies, including our company, on business, governmental, legal compliance and environmental issues. He was most recently a senior partner and Chairman of the firm's Management Committee.

     Keith Jackson, Executive Vice President and General Manager, Analog, Mixed Signal, and Configurable Products Group. Mr. Jackson joined our company in March 1998. He has over 20 years of semiconductor industry experience. Most recently, Mr. Jackson was President of TriTech Microelectronics in Singapore, a manufacturer of analog and mixed signal products, which he joined in 1996. Prior to that, he worked for National Semiconductor for 10 years, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He has also held various marketing and engineering positions at National Semiconductor and Texas Instruments.

     Hans Wildenberg, Executive Vice President, Worldwide Sales and Marketing. Mr. Wildenberg joined our company in July 2001. He has over 20 years of semiconductor industry experience. Prior to joining our company he had been with Motorola for sixteen years in various executive and management positions in Motorola's Semiconductor Product Sector, most recently as Corporate Vice President and Director of the order fulfillment organization.

     Deok J. Kim, Senior Vice President, President, Fairchild Korea Semiconductor Ltd. Mr. Kim became Senior Vice President, President of Fairchild Korea Semiconductor Ltd. when we acquired the power device business from Samsung Electronics in April 1999. He has over 26 years of experience in the semiconductor industry. Mr. Kim joined Samsung Electronics' power device business in 1990 as director of power product development and later became managing director and vice president and general manager of the power device business prior to its acquisition by Fairchild International. Before joining Samsung Electronics, Mr. Kim held engineering and development positions with Goldstar Semiconductor, AMI and General Electric.

     W.T. Greer, Jr., Senior Vice President and General Manager, Interface and Logic Products Group. Mr. Greer has been Senior Vice President and General Manager, Interface and Logic Products Group since February 2000. Mr. Greer has over 30 years of engineering and management experience in the semiconductor and electronics industries. Prior to joining our company in 1997 as Vice President of Logic Products, he served for ten years as Vice President and Director of Motorola Semiconductor's Advanced Technologies Division and Military Products Operation. Prior to that, he held various management positions at Texas Instruments.

     Izak Bencuya, Senior Vice President and General Manager, Discrete Products Group. Mr. Bencuya has been Senior Vice President and General Manager, Discrete Products Group since February 2000. Mr. Bencuya has worked in the semiconductor and electronics field for 26 years. Prior to his current assignment, Mr. Bencuya spent six years as Director of Power MOSFET Products. Mr. Bencuya also worked at GTE Laboratories and Siliconix in various research and management roles.

     Ernesto J. D'Escoubet, Senior Vice President, Chief Technology and Quality Officer. Mr. D'Escoubet has been Senior Vice President, Technology and Quality, since February 2000. Mr. D'Escoubet has over 30 years of experience in the semiconductor industry. Prior to assuming his current role, Mr. D'Escoubet spent eight years as Vice President of Operations for the Interface and Logic Products Group. Prior to that, he held various management positions at National Semiconductor and Harris Corporation.

     John M. Watkins, Jr., Senior Vice President, Chief Information
Officer. Mr. Watkins joined our company in March 2000. Prior to joining our company, Mr. Watkins spent five years as Chief Information Officer of Pratt and Whitney. In 1995, Mr. Watkins retired as a General after eleven years in the United States Army. His most recent assignment was as Director of the Defense Information Systems Agency in Washington, D.C.

     Laurenz Schmidt, Senior Vice President, Global Operations. Mr. Schmidt has been Senior Vice President, Global Operations since October 2001. He has over 25 years of experience in the semiconductor industry. Prior to assuming his current role, he held various management positions over the preceding eight years, including Vice President of Wafer Fabrication Manufacturing, Vice President of Operations for Discrete Products Group and Managing Director of the South Portland, Maine wafer fabrication facility. Prior to joining Fairchild in 1983, he spent six years with Texas Instruments.

     David A. Henry, Vice President, Corporate Controller. Mr. Henry has been Corporate Controller of the Fairchild Semiconductor business since December 1996. Previously, he held various financial management positions with National Semiconductor, most recently as Director of Financial Planning and Analysis for its Fairchild Semiconductor business. Mr. Henry previously worked for Amfac, Inc. as well as Ernst and Whinney.

     Matthew W. Towse, Vice President, Treasurer. Mr. Towse became Treasurer in March 1997. He had been with National Semiconductor for six years and held various financial management positions, most recently as Controller for the Fairchild Semiconductor plant in South Portland, Maine. Mr. Towse previously worked for Ernst & Young and is a certified public accountant.

BUSINESS RISKS

     Our business is subject to a number of risks and uncertainties. The risks described below are not the only ones facing our company. Additional risks not currently known to us or that we currently deem immaterial also may impair our business operations:

     DOWNTURNS IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY OR CHANGES IN END USER MARKET DEMANDS COULD REDUCE THE VALUE OF OUR BUSINESS.

     The semiconductor industry is highly cyclical, and the value of our business may decline during the "down" portion of these cycles. During 1998 and into 1999, we, as well as many others in our industry, experienced significant declines in the pricing of our products as customers reduced demand forecasts and manufacturers reduced prices to keep capacity utilization high. We believe these trends were due primarily to the Asian financial crisis during that period and excess personal computer inventories. Beginning in the fourth quarter of 2000 and throughout 2001, we and the rest of the semiconductor industry experienced backlog cancellations and reduced demand for our products, resulting in revenue declines, due to excess inventories at computer and communications equipment manufacturers and general economic conditions, especially in the technology sector. Although we believe that we reached the bottom of this cycle during the third quarter of

2001, we may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand for personal computers, cellular telephones and consumer electronics and automotive and industrial goods, and these end user markets may experience changes in demand that will adversely affect our results and future prospects.

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

     OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT OUR FUTURE PERFORMANCE AND GROWTH.

     Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on patent, trade secret, trademark and copyright law to protect such technologies. Some of our technologies are not covered by any patent or patent application, and we cannot assure that:

          - any of the patents owned by us or numerous other patents which third parties license to us will not be invalidated, circumvented, challenged or licensed to other companies; or that

          - any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all.

     In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in some foreign countries.

     We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of such research. Some of our technologies have been licensed on a non-exclusive basis from National Semiconductor, Samsung Electronics, Intersil Corporation and other companies which may license such technologies to others, including, in the case of National Semiconductor commencing on March 11, 2002, our competitors. In addition, under a technology licensing and transfer agreement, National Semiconductor has limited royalty-free, worldwide license rights (without right to sublicense) to some of our technologies. If necessary or desirable, we may seek licenses under patents or intellectual property rights claimed by others. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for technologies we use could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technologies.

     OUR FAILURE TO OBTAIN OR MAINTAIN THE RIGHT TO USE CERTAIN TECHNOLOGIES MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

     Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors of intellectual property infringement. The semiconductor industry is characterized by litigation regarding patent and other intellectual property rights. We have been involved in lawsuits, could become subject to other lawsuits and receive claims from time to time in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. Our involvement in existing and future intellectual property litigation could result in significant expense to our company, adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

     WE MAY NOT BE ABLE TO CONSUMMATE FUTURE ACQUISITIONS OR SUCCESSFULLY INTEGRATE ACQUISITIONS INTO OUR BUSINESS.

     We have made seven acquisitions since we became an independent company in 1997, and we plan to pursue additional acquisitions of related businesses. We believe the semiconductor industry is going through a period of consolidation, and we expect to participate in this development. The expense incurred in consummating the future acquisition of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in our company incurring unanticipated expenses and losses. In addition, we may not be able to identify or finance additional acquisitions or realize any anticipated benefits from acquisitions we do complete.

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

     - unexpected losses of key employees, customers or suppliers of the acquired company;

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

     Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In addition, we subcontract a portion of our wafer fabrication and assembly and test operations to other manufacturers, including Carsem, Amkor, NS Electronics (Bangkok) Ltd., Samsung Electronics, Korea Micro Industry and ChipPAC. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

     A SIGNIFICANT PORTION OF OUR SALES ARE MADE TO DISTRIBUTORS WHO CAN TERMINATE THEIR RELATIONSHIPS WITH US WITH LITTLE OR NO NOTICE. THE TERMINATION OF A DISTRIBUTOR COULD REDUCE SALES AND RESULT IN INVENTORY RETURNS.

     Distributors accounted for 56.5% of our net trade sales for the year ended December 30, 2001. Our five domestic distributors accounted for 7.6% of our net trade sales for the year ended December 30, 2001. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor's initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

     In addition to other risks disclosed relating to international operations, some businesses in South Korea are subject to labor unrest. Also, relations between South Korea and North Korea have been tense over most of South Korea's history. We cannot assure you as to whether or when this situation will be resolved or change abruptly as a result of current or future events. An adverse change in economic or political conditions in South Korea or in its or the United States' relations with North Korea could have a material adverse effect on our Korean subsidiary and our company.

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

     As a result of the acquisition of Samsung Electronics' power device business in 1999, we have numerous arrangements with Samsung Electronics, including arrangements relating to product sales, designation as a vendor to affiliated Samsung companies and other services. The terms of these agreements terminate beginning in April 2002. Any material adverse change in the purchase requirements of Samsung Electronics, in its ability to supply the agreed-upon services or in its ability to fulfill its other obligations could have a material adverse effect on our results of operations. Although historically the power device business generated significant revenues from the sale of products to affiliated Samsung companies, we cannot assure you that we will be able to sell products to affiliated Samsung companies or that the designation of the power device business as a vendor to those affiliated Samsung companies will generate any revenues for our company. Furthermore, under the Korean Fair Trade Law, the Fair Trade Commission may issue an order requiring a change in the terms and conditions of the agreements between us and Samsung Electronics if it concludes that Samsung Electronics has provided us with undue support or discriminated against our competitors.

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

     WE PLAN TO SIGNIFICANTLY EXPAND OUR MANUFACTURING OPERATIONS IN CHINA AND, AS A RESULT, WILL BE INCREASINGLY SUBJECT TO RISKS INHERENT IN DOING BUSINESS IN CHINA, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

     In 2001 we acquired land in Suzhou, Jiangsu Province, People's Republic of China and in February 2002 began construction of the first phase of an 800,000 square foot assembly and test facility there. We are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. We also plan to export products out of China from the new Suzhou facility. In addition, since 2000 we have operated an optoelectronics manufacturing facility in Wuxi, China. Our ability to operate in China may be adversely affected by changes in that country's laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

     Although most of our known environmental liabilities are covered by indemnities from Raytheon Company, National Semiconductor, Samsung Electronics and Intersil, these indemnities are limited to conditions that occurred prior to the consummation of transactions with those companies. Moreover, we cannot assure you that their indemnity obligations to us for the covered liabilities will be adequate to protect us.

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

     As of December 30, 2001 affiliates of Citigroup Inc. owned approximately 25.3% and our directors and executive officers together owned approximately 4.0% of our outstanding shares of our Class A Common Stock. By virtue of such stock ownership, such persons have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of directors and the amendment of our corporate charter and bylaws. Such persons may exercise their influence over us in a manner detriment to the interests of our stockholders or bondholders.

     WE ARE A LEVERAGED COMPANY WITH A DEBT TO EQUITY RATIO OF 1.4 TO 1, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO GROW AND COMPETE.

     At December 30, 2001, we had total long-term debt of $1,138.6 million and a ratio of debt to equity of 1.4 to 1.

     Our substantial indebtedness could have important consequences. For example, it could:

     - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

     - increase the amount of our interest expense, because certain of our borrowings (namely borrowings under our senior credit facility, which was undrawn as of December 30, 2001 and is currently undrawn) are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

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

     We may be able to incur substantial additional indebtedness in the future. The indenture governing our outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the indentures governing our outstanding 10 1/8% Senior Subordinated Notes, our outstanding 10 3/8% Senior Subordinated Notes, our outstanding 10 1/2% Senior Subordinated Notes and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $300.0 million. As of December 30, 2001, excluding standby letters of credit, we had $299.2 million available under this revolving credit facility. If new debt is added to our current debt levels, the substantial risks described above would intensify.

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

     RESTRICTIONS IMPOSED BY THE CREDIT AGREEMENT RELATING TO OUR SENIOR CREDIT FACILITY, THE INDENTURES GOVERNING OUR 10 1/8% SENIOR SUBORDINATED NOTES, OUR 10 3/8% SENIOR SUBORDINATED NOTES, AND OUR 10 1/2% SENIOR SUBORDINATED NOTES RESTRICT OR PROHIBIT OUR ABILITY TO ENGAGE IN OR ENTER INTO SOME BUSINESS OPERATING AND FINANCING ARRANGEMENTS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO TAKE ADVANTAGE OF POTENTIALLY PROFITABLE BUSINESS OPPORTUNITIES.

     The operating and financial restrictions and covenants in most of our debt instruments, such as the credit agreement relating to our senior credit facility, the indenture governing our 10 1/2% Senior Subordinated Notes, the indenture governing our 10 1/8% Senior Subordinated Notes and the indenture governing our 10 3/8% Senior Subordinated Notes may limit our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. These debt instruments impose significant operating and financial restrictions on us that affect our ability to incur additional indebtedness or create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, make investments or engage in other business activities. These restrictions could place us at a disadvantage relative to competitors not subject to such limitations.

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

ITEM 2.  PROPERTIES

     In the United States, our corporate headquarters are located in approximately 120,000 square feet of leased space in South Portland, Maine. Additionally, we have wafer fabrication operations currently located in approximately 240,000 square feet of space in properties that we own in South Portland, Maine. Additional manufacturing, warehouse and office facilities are housed in approximately 300,000 square feet of space in properties that we own in Salt Lake City, Utah. As part of the acquisition of DPP, we obtained a 450,000 square foot manufacturing facility in Mountaintop, Pennsylvania. We have manufacturing, warehouse and office facilities located in approximately 55,000 square feet of leased space in Loveland, Colorado. Additional office space is located in leased facilities in South Portland, Maine, Irving, Texas, and San Jose and Carlsbad, California.

     In Asia, we own or lease approximately 35,000 square feet, 70,000 square feet, 397,000 square feet, 170,000 square feet, 766,000 square feet, and 160,000 square feet of manufacturing, office and warehouse space in Wuxi, China, Kuala Lumpur, Malaysia, Penang, Malaysia, Cebu, the Philippines, Bucheon, South Korea, and Whasung City, South Korea, respectively. Leases affecting the Penang and Cebu facilities are generally in the form of long-term ground leases, while we own improvements on the land. The initial terms of these leases will expire beginning in 2014. In some cases we have the option to renew the lease term, while in others we have the option to purchase the leased premises. We lease additional warehouse space in Singapore.

     During 2001, we acquired land in Suzhou, Jiangsu Province, China. Construction of an 800,000 square foot assembly and test facility is scheduled to begin in 2002.

     We maintain regional sales offices in leased space in Wootton-Bassett, England, Kowloon, Hong Kong, and Tokyo, Japan. In addition, we maintain smaller sales offices in leased space around the world.

     We believe that our facilities around the world, whether owned or leased, are well maintained. Our manufacturing facilities contain sufficient productive capacity to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     We have recently reached an agreement in principle to settle the patent infringement lawsuit filed against us by Siliconix Incorporated in 1999 in the United States District Court for the Northern District of California. The terms of the settlement are not material to our financial position and are not expected to have a material effect on our future results of operations.

     During 2001, we settled the patent infringement lawsuit filed against us and other defendants in 1999 by U.S. Philips Corporation in the United States District Court for the Southern District of New York. The terms of the settlement are not material to our financial position and are not expected to have a material effect on our future results of operations.

     From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the period beginning October 1, 2001 and ending on December 30, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Class A Common Stock trades on the New York Stock Exchange ("NYSE") under the trading symbol "FCS". There is no established public trading market for our Class B Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of Fairchild Semiconductor International, Inc. Class A Common Stock, as reported by the NYSE:

                                                               HIGH     LOW
                                                              ------   ------
CALENDAR 2002
First Quarter (from December 31, 2001 to March 12, 2002)....  $30.50   $22.80

CALENDAR 2001
Fourth Quarter (from October 1 to December 30, 2001)........  $27.75   $15.30
Third Quarter (from July 2, to September 30, 2001)..........  $25.35   $13.76
Second Quarter (from April 2 to July 1, 2001)...............  $24.35   $11.86
First Quarter (from January 1 to April 1, 2001).............  $19.24   $12.63
CALENDAR 2000
Fourth Quarter (from October 2 to December 31, 2000)........  $29.25   $11.19
Third Quarter (from July 3 to October 1, 2001)..............  $42.75   $27.50
Second Quarter (from April 3 to July 2, 2000)...............  $49.50   $31.25
First Quarter (from December 27, 1999 to April 2, 2000).....  $44.94   $25.38

     As of March 12, 2002 there were approximately 348 holders of record of our Class A Common Stock and no holders of our Class B Common Stock. We have not paid dividends on our common stock and have no present intention of doing so. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data as of December 30, 2001 and December 31, 2000 and for the years ended December 30, 2001, December 31, 2000, the seven months ended December 26, 1999 and the fiscal year ended May 30, 1999 is derived from our audited consolidated financial statements which is included in Item 8 of this Annual Report on Form 10-K. The historical consolidated financial data for the year ended December 26, 1999 and the seven months ended December 27, 1998 is derived from our unaudited consolidated financial statements which are not included in this Annual Report on Form 10-K. We believe that such unaudited consolidated financial statements include all adjustments necessary for the fair presentation of our financial condition and the results of operations for such periods and as of such dates. The historical consolidated financial data as of December 26, 1999, May 30, 1999, May 31, 1998 and May 25, 1997 and for the years ended May 31, 1998 and May 25, 1997 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. This information should be read in conjunction with our audited consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        YEAR ENDED                       SEVEN MONTHS ENDED             FISCAL YEAR ENDED
                        ------------------------------------------   ---------------------------   ----------------------------
                        DECEMBER 30,   DECEMBER 31,   DECEMBER 26,   DECEMBER 26,   DECEMBER 27,   MAY 30,    MAY 31,   MAY 25,
                            2001           2000           1999           1999           1998         1999      1998      1997
                        ------------   ------------   ------------   ------------   ------------   --------   -------   -------
CONSOLIDATED
  STATEMENTS OF
  OPERATIONS DATA:
Trade revenue.........    $1,338.9       $1,681.6       $1,037.6       $  714.0        $322.3      $  654.1   $635.8    $587.8
Contract manufacturing
  revenue.............        68.8          101.6          116.9           72.2          38.0          81.0    153.4     104.2
                          --------       --------       --------       --------        ------      --------   ------    ------
Total revenue.........    $1,407.7       $1,783.2       $1,154.5       $  786.2        $360.3      $  735.1   $789.2    $692.0
                          ========       ========       ========       ========        ======      ========   ======    ======
Trade gross profit....    $  332.9       $  602.9       $  273.2       $  214.1        $ 69.7      $  135.7   $194.2    $145.7
% of trade revenue....        24.9%          35.9%          26.3%          30.0%         21.6%         20.7%    30.5%     24.8%
Contract manufacturing
  gross profit........        21.2           36.3           32.6           20.8           5.1          16.6     36.3       6.8
% of contract
  manufacturing
  revenue.............        30.8%          35.7%          27.9%          28.8%         13.4%         20.5%    23.7%      6.5%
Total gross profit....       354.1          639.2          305.8          234.9          74.8         152.3    230.5     152.5
% of total revenue....        25.2%          35.8%          26.5%          29.9%         20.8%         20.7%    29.2%     22.0%
Net income
  (loss)(1)...........       (41.7)         273.1          (52.6)          21.3         (30.5)       (114.1)    20.6      15.5

OTHER FINANCIAL DATA:
EBIT(2)...............    $   66.2       $  325.9       $  113.6       $   90.8        $  0.6      $   23.3   $102.8    $ 51.3
Depreciation and other
  amortization........       126.0          113.5          104.8           62.8          53.2          95.4     83.4      77.1
Amortization of
  intangibles.........        53.1           37.6           26.0           19.5           1.9           8.4      1.4        --
EBITDA(2)(3)..........       245.3          477.0          244.4          173.1          55.7         127.1    187.6     128.4
Pro forma net income
  (loss)(4)...........        23.5          282.5           54.6           54.5         (25.3)        (33.4)    33.5      34.9
Capital
  expenditures........       117.8          301.9           97.2           74.8          24.1          46.2     78.0      47.1

CONSOLIDATED BALANCE
  SHEET DATA (END OF
  PERIOD):
Inventories...........    $  209.1       $  192.8       $  166.3       $  166.3                    $  148.6   $108.0    $ 73.1
Total assets..........     2,149.2        1,837.5        1,137.6        1,137.6                     1,095.7    634.3     555.0
Long-term debt, less
  current portion.....     1,138.2          705.2          717.2          717.2                     1,045.9    526.7     487.9
Redeemable preferred
  stock...............          --             --             --             --                        90.1     80.5      71.8
Stockholders' equity
  (deficit)...........       808.0          837.7          213.2          213.2                      (240.4)  (116.6)   (133.3)

---------------

(1) Prior to March 11, 1997, the amounts presented include all revenues and costs attributable to the Fairchild Semiconductor business including an allocation of the costs of shared facilities and overhead of National Semiconductor. In addition, certain costs incurred at Fairchild plants for the benefit of other National Semiconductor product lines were allocated from Fairchild to National Semiconductor. All of the allocations and estimates were based on assumptions that management believes were reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the Fairchild Semiconductor business had been operated on a stand-alone basis.

(2) Excludes other (income) expense and is adjusted for the (gains) and charges detailed below:

                                          YEAR ENDED                       SEVEN MONTHS ENDED             FISCAL YEAR ENDED
                          ------------------------------------------   ---------------------------   ---------------------------
                          DECEMBER 30,   DECEMBER 31,   DECEMBER 26,   DECEMBER 26,   DECEMBER 27,   MAY 30,   MAY 31,   MAY 25,
                              2001           2000           1999           1999           1998        1999      1998      1997
                          ------------   ------------   ------------   ------------   ------------   -------   -------   -------
Distributor and
  inventory reserves in
  connection with Memory
  restructuring.........     $  --          ($5.4)         $15.4          $  --          $  --        $15.4     $  --     $  --
Inventory charges
  associated with the
  Analog
  restructuring.........       2.5             --             --             --             --           --        --        --
Restructuring charges...      21.4           (2.1)          16.8             --            4.5         21.3        --       5.3
Purchased in-process
  research and
  development...........      13.8            9.0           34.0             --             --         34.0      15.5        --
Gain on sale of former
  Mountain View,
  California facility...        --           (3.5)            --             --             --           --        --        --
Forgiveness of certain
  management tax related
  loans.................        --             --            8.3            8.3             --           --        --        --
Retention bonuses.......        --             --             --             --             --           --        --      14.1
                             -----          -----          -----          -----          -----        -----     -----     -----
                             $37.7          ($2.0)         $74.5          $ 8.3          $ 4.5        $70.7     $15.5     $19.4
                             =====          =====          =====          =====          =====        =====     =====     =====

---------------

    EBIT as defined is not stated in accordance with generally accepted accounting principals and is presented because we believe it is useful as an alternative measure of our operating results.

(3) EBITDA is computed using EBIT as defined in Note 2.

(4) Pro forma net income (loss) is net income (loss) excluding restructuring and other unusual gains and charges impacting EBIT, as defined above, and amortization of acquisition related intangibles, net of tax. For the year ended December 30, 2001, it also excludes the write-off of an equity investment of $4.0 million. For the year ended December 31, 2000, it also excludes the one-time reduction of deferred tax asset valuation allowances of $26.3 million and the write-off of deferred financing fees of $3.6 million. For the year ended December 26, 1999, it also excludes the write-off of deferred financing fees of $12.4 million. For the seven months ended December 26, 1999 it also excludes the write-off of deferred financing fees of $7.2 million. This data is provided for informational purposes and is not intended to present results of operations in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

     We are a leading designer, manufacturer and supplier of analog, discrete, interface and logic, non-volatile memory and optoelectronic semiconductors serving the personal computer, industrial, communications, consumer electronics and automotive markets. The original Fairchild Semiconductor was renowned as one of the pioneering companies of the semiconductor industry. It invented the planar process of manufacturing semiconductors, regarded as one of the most significant achievements in the semiconductor industry since the invention of the transistor. These early innovations form the base of a rich company history.

FISCAL YEAR CHANGE

     During 1999, we changed our fiscal year-end from the last Sunday in May to the last Sunday in December. Our last fiscal year under our old accounting calendar was the year ended May 30, 1999, which we refer to as "Fiscal 1999." Our first fiscal year following this change was the year ended December 31, 2000, which we refer to as "Calendar 2000." We sometimes refer to the transition period from May 31, 1999 to December 26, 1999 as "Stub Year 1999."

SEGMENT INFORMATION

     The following table sets forth the composition of trade revenue by reportable segments and contract manufacturing services as a percentage of total revenues, excluding one-time charges in Fiscal 1999 and the twelve months ended December 26, 1999, which we refer to as Calendar 1999, totaling $5.5 million in Other revenues. Excluded from Other revenues in Calendar 2000 is a gain of $2.1 million resulting from the adjustment of distributor reserves originally recorded in connection with the 1999 memory division restructuring.

                                             CALENDAR                         FISCAL
                                       ---------------------   STUB YEAR   -------------
                                       2001    2000    1999      1999      1999    1998
                                       -----   -----   -----   ---------   -----   -----
Analog...............................   21.5%   21.3%   20.2%     22.6%     13.5%    5.3%
Discrete.............................   47.2    42.0    37.9      40.3      30.1    23.7
Interface & Logic....................   18.9    23.8    26.7      23.4      36.1    38.4
Other................................    7.5     7.2     5.1       4.5       9.4    13.2
                                       -----   -----   -----   -------     -----   -----
  Subtotal Net Sales -- trade........   95.1    94.3    89.9      90.8      89.1    80.6
Contract manufacturing services......    4.9     5.7    10.1       9.2      10.9    19.4
                                       -----   -----   -----   -------     -----   -----
  Total..............................  100.0%  100.0%  100.0%    100.0%    100.0%  100.0%
                                       =====   =====   =====   =======     =====   =====

YEAR ENDED DECEMBER 30, 2001 COMPARED TO YEAR ENDED DECEMBER 30, 2000

     Results of Operations. We generated a net loss of $(41.7) million for the year ended December 30, 2001, which we refer to as Calendar 2001, compared to net income of $273.1 million in Calendar 2000. Excluding unusual charges (gains) and amortization of acquisition-related intangibles, net of tax effects, pro forma net income was as follows for Calendar 2001 and Calendar 2000, respectively:

                                                              CALENDAR   CALENDAR
                                                                2001       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
Net income (loss)...........................................   $(41.7)    $273.1
Restructuring and impairments...............................     21.4       (5.6)
Purchased in-process research and development...............     13.8        9.0
Non-recurring (gains) charges...............................      2.5       (1.8)
Write-off of equity investment..............................      4.0         --
Non-recurring release of deferred tax asset valuation
  allowance.................................................       --      (26.3)
Amortization of acquisition-related intangibles.............     53.1       37.6
Less associated tax effects.................................    (29.6)      (3.5)
                                                               ------     ------
Pro forma net income........................................   $ 23.5     $282.5
                                                               ======     ======

     For Calendar 2001, restructuring and impairments included $13.1 million of employee separation costs related to severance and other costs associated with work force reduction actions, and an $8.3 million charge for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine. Purchased in-process research and development was recorded in connection with our acquisitions. Non-recurring (gains) charges of $2.5 million relate to inventory charges associated with the discontinuance of the digitizer product line in our Analog group. Additionally, we took a charge of $4.0 million for the write-off of an equity investment included in other (income) expense. For Calendar 2000, restructuring and impairments were associated with an adjustment to reserves recorded in connection with the Memory restructuring action in Fiscal 1999, and a one-time gain on the sale of our former Mountain View, California facility. Purchased in-process research and development was recorded in connection with our acquisitions. Non-recurring (gains) charges included a $3.6 million write-off of deferred financing fees, included in interest expense, associated with the refinancing of our senior credit facility offset by a $(5.4) million adjustment to other reserves associated with the Memory restructuring. Finally, we adjusted our deferred tax valuation reserves in Calendar 2000 as we determined that it was more likely than not that we would utilize our deferred tax assets.

     Operating income was $28.5 million in Calendar 2001, compared to $327.9 million in Calendar 2000. Excluding unusual charges (gains) detailed above impacting operating income, operating income was $66.2 million in Calendar 2001, compared to $325.9 million in Calendar 2000. The decrease in operating income is primarily due to soft market conditions in the semiconductor industry during 2001, resulting in lower prices, unit volumes and underutilization of our factories, as well as from lower contract manufacturing revenue. Despite the current industry conditions, we have continued to invest in our research and development effort to drive new product introductions.

     Excluding depreciation and amortization of $179.1 million and $151.1 million in Calendar 2001 and Calendar 2000, respectively, unusual charges (gains) and other (income) expense, earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined were $245.3 in Calendar 2001, compared to $477.0 million in Calendar 2000. EBITDA is presented because we believe that it is a widely accepted financial indicator of an entity's ability to incur and service debt. EBITDA should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with accounting principles generally accepted in the United States of America, as an indicator of our operating performance, or as an alternative to cash flows as a measure of liquidity.

     Revenues. Our revenues consist of trade sales to unaffiliated customers (95.1% and 94.3% of total revenues in Calendar 2001 and Calendar 2000, respectively) and revenues from contract manufacturing services provided primarily to National Semiconductor and Samsung Electronics (together, 4.9% and 5.7% of total revenues in Calendar 2001 and Calendar 2000, respectively).

     Trade sales decreased 20.4% to $1,338.9 million in Calendar 2001 compared with $1,681.6 million in Calendar 2000. Additional revenue from DPP and other acquisitions that occurred in the latter part of 2000 and in 2001 partially offset lower revenue in our continuing businesses due to the industry-wide market slowdown. The lower revenue in our continuing business was the result of lower unit volumes and, to a lesser extent, decreases in average selling price.

     As a percentage of trade sales, geographic trade sales for North America, Europe, Asia/Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for the Calendar 2001 and Calendar 2000:

                                                              CALENDAR   CALENDAR
                                                                2001       2000
                                                              --------   --------
North America...............................................    19.9%      23.4%
Europe......................................................    13.5       13.5
Asia/Pacific................................................    47.6       45.5
Korea.......................................................    19.0       17.6
                                                                ----       ----
Total.......................................................     100%       100%
                                                                ====       ====

     North American trade sales decreased 32.2% in Calendar 2001 from Calendar 2000. Our trade sales in the North American region were adversely impacted more than any other region by decreased sales across a broad range of end market segments as customers adjusted their inventories to respond to weakening economic conditions in the U.S. European revenues decreased 20.3% in Calendar 2001 from Calendar 2000. They have been impacted by the same factors affecting North America. Revenues in our Asia/Pacific sales region decreased 16.7% in Calendar 2001 from Calendar 2000. The decrease in Asia/Pacific sales was driven by the slow down in the computing segment, including peripherals, as many of the manufacturers for this market segment are located in this region. Sales in our Korean region decreased 14.2% in Calendar 2001 from Calendar 2000. This decrease was due to the impact of a weaker Korean economy as the financial restructuring in this country continues.

     Contract manufacturing revenues decreased 32.3% to $68.8 million in Calendar 2001 compared to $101.6 million in Calendar 2000. The decrease in contract manufacturing revenues was due primarily to diminishing demand from both National Semiconductor and Samsung Electronics.

     Gross Profit. Gross profit was as follows for Calendar 2001 and Calendar 2000:

                                                           CALENDAR          CALENDAR
                                                             2001              2000
                                                         -------------     -------------
                                                                  (IN MILLIONS)
Trade gross profit.....................................  $332.9   24.9%    $602.9   35.9%
Contract manufacturing gross profit....................    21.2   30.8%      36.3   35.7%
                                                         ------            ------
Total gross profit.....................................  $354.1   25.2%    $639.2   35.8%
                                                         ======            ======

     Excluding unusual charges in 2001 associated with an inventory charge as a result of the discontinuance of the digitizer product line in our Analog group ($2.5 million), total gross profit was $356.6 million, or 25.3% of total revenues. Excluding an unusual gain in Calendar 2000 associated with revisions to estimated charges for the 1999 Memory restructuring action ($5.4 million), total gross profit was $633.8 million, or 35.5% of total revenues. The decrease in gross profit was primarily due to adverse pricing, and a shift in product mix to lower margin products and lower capacity utilization.

     Research and Development. Research and development expenses ("R&D") were $83.0 million, or 6.2% of trade sales, in Calendar 2001, compared to $83.9 million, or 5.0% of trade sales, in Calendar 2000. The decrease in R&D was due to spending reductions in response to softer market conditions, offset by the incremental R&D spending of the DPP business.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were $154.3 million, or 11.5% of trade sales, in Calendar 2001, compared to $186.4 million, or 11.1% of trade sales, in Calendar 2000. The decrease in SG&A was due to spending reductions in response to softer market conditions.

     Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles was $53.1 million in Calendar 2001, compared to $37.6 million in Calendar 2000. The increase in amortization was due to acquisitions that occurred in the latter part of 2000 and new acquisitions in 2001.

     Purchased In-process Research and Development. Purchased in-process research and development ("IPR&D") was $13.8 million for Calendar 2001, compared to $9.0 million for Calendar 2000. In Calendar 2001, IPR&D resulted from the acquisition of DPP and Impala. IPR&D for 2000 represents amounts from the acquisitions of QT Optoelectronics, KOTA, and Micro Linear. Further information regarding our IPR&D for significant acquisitions including significant assumptions, is addressed below under "In-Process Research and Development."

     Restructuring and Impairments. Restructuring and impairments of $21.4 million were recorded in Calendar 2001. These charges include an $8.3 million charge for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine, and $13.1 million for employee separation costs. In Calendar 2000, we incurred a pre-tax restructuring gain of $5.6 million. The gain is a result of proceeds from the sale of our former Mountain View, California facility ($3.5 million) and the adjustment to restructuring reserves recorded in Fiscal 1999 ($2.1 million) based upon final execution of several prior year plans.

     Interest Expense. Interest expense was $103.9 million in Calendar 2001, compared to $81.3 million in Calendar 2000. Interest expense in Calendar 2000 includes $3.6 million for the write-off of deferred financing fees associated with the refinancing of our senior bank facilities in Calendar 2000. Excluding this charge, interest expense was $77.7 million in Calendar 2000. The increase, excluding the unusual charge, is principally the result of additional interest associated with $350.0 million in principal of 10 1/2% Notes issued during the first quarter of 2001 and $200 million in principal of 5.0% Convertible Notes issued during the fourth quarter of 2001.

     Interest Income. Interest income was $15.3 million in Calendar 2001, compared to $23.3 million in Calendar 2000. The decrease is due to lower average cash balances coupled with lower rates of return.

     Other (Income) Expense, Net. In Calendar 2001, we recorded a loss of $4.0 million related to the write-off of an equity investment. In Calendar 2000, we recorded a $0.8 million gain on the buy-back of $15.0 million of our 10 1/8% senior subordinated notes.

     Income Taxes. Income tax benefit was $22.4 million in Calendar 2001, compared to a tax benefit of $2.4 million in Calendar 2000. Included in Calendar 2000 is a one-time tax benefit of $26.3 million related to a reduction in the deferred tax asset valuation allowance. Management believed that it is more likely than not these assets will be realizable and, accordingly, reduced the valuation allowance on those deferred tax assets. Without the effect of the one-time benefit, our tax expense would have been $23.9 million, or an effective tax rate of 8.8% in Calendar 2000, compared to an effective tax rate of 35.0% in Calendar 2001. The increase in the effective tax rate is due principally to the fact that the effective tax rate in Calendar 2000 reflected the utilization of valuation allowances.

     Comparative disclosures of selected operating results of our reportable segments is as follows:

     Analog and Mixed Signal Products Group. Our Analog and Mixed Signal Products Group designs, manufactures and markets a broad line of products relating to power conversion, temperature sensing, system management, battery chargers and motor controls. Product offerings include standard linear products such as operational amplifiers, low drop out regulators and ground fault interrupters, motor control integrated circuits, smart power switches and D/C to D/C converters. Analog revenues decreased 20.4% to $302.9 million in

Calendar 2001 from $380.6 million in Calendar 2000. The decrease in Analog revenue was driven by soft market conditions, particularly in the industrial and computing markets.

     Analog had operating income of $0.5 million in Calendar 2001 as compared to $40.6 million in Calendar 2000. The decrease in Analog's operating income was primarily due to decreases in gross margins due to decreased revenues coupled with lower factory utilization.

     Discrete Products Group. Our Discrete Products Group designs, manufactures and markets a broad line of power MOSFETs, IGBT's, power bipolar transistors for both high and low voltage applications, small signal transistors and diodes. An increasing volume of power MOSFETs are manufactured using our leading edge Trench technology. Discrete revenues decreased 11.3% to $664.6 million in Calendar 2001, compared to $749.0 million in Calendar 2000. The decrease was driven by soft market conditions in the communications and computing markets, offset by revenues attained through the acquisition of DPP.

     Discrete had operating income of $28.5 million in Calendar 2001 as compared to $129.7 million in Calendar 2000. The decrease in Discrete operating income was primarily due to decreases in gross margins driven by lower revenues and lower factory utilization, coupled with increases in operating expenses, including amortization of acquisition related intangibles, due to the acquisition of DPP.

     Interface and Logic Products Group. Our Interface and Logic Products Group designs, manufactures and markets a broad line of high-performance interface and standard logic products. Its interface products include building block products such as FST and GTL, and LVDS. Its logic products focus on the growing CMOS logic market, from industry standard FACT and HCMOS to new products such as TinyLogic(TM), Micropack(TM), and LVT. Logic revenues decreased 37.2% to $266.3 million in Calendar 2001, compared to $424.2 million in Calendar 2000. The decrease in Interface and Logic revenues was due to soft market conditions, particularly in the communications and computing markets.

     Interface and Logic had operating income of $26.6 million in Calendar 2001, compared to $106.5 million in Calendar 2000. The decrease in Interface and Logic's operating income was due to decreases in gross margin driven by lower revenues and lower factory utilization.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 26, 1999

     Comparative financial information for Calendar 2000 and Calendar 1999 is as follows:

                                                              CALENDAR    CALENDAR
                                                                2000        1999
                                                              --------   -----------
                                                                         (UNAUDITED)
                                                                  (IN MILLIONS)
Revenue:
  Net sales -- trade........................................  $1,681.6    $1,037.6
  Contract manufacturing....................................     101.6       116.9
                                                              --------    --------
     Total revenue..........................................   1,783.2     1,154.5
Operating expenses:
  Cost of sales -- trade....................................   1,078.7       764.4
  Cost of contract manufacturing............................      65.3        84.3
  Research and development..................................      83.9        53.1
  Selling, general and administrative.......................     186.4       136.8
  Amortization of acquisition -- related intangibles........      37.6        26.0
  Purchased in-process research and development.............       9.0        34.0
  Restructuring and impairments.............................      (5.6)       16.8
                                                              --------    --------
     Total operating expenses...............................   1,455.3     1,115.4
                                                              --------    --------
Operating income (loss).....................................     327.9        39.1
Interest expense............................................      81.3        94.6
Interest income.............................................     (23.3)       (0.7)
Other (income) expense, net.................................      (0.8)         --
                                                              --------    --------
Income (loss) before income taxes...........................     270.7       (54.8)
Provision (benefit) for income taxes........................      (2.4)       (2.2)
                                                              --------    --------
Net income (loss)...........................................  $  273.1    $  (52.6)
                                                              ========    ========

     Results of Operations. We generated net income of $273.1 million in Calendar 2000, compared to a net loss of $(52.6) million in Calendar 1999. Excluding unusual charges (gains) and amortization of acquisition-related intangibles, net of tax effects, pro forma net income was as follows for Calendar 2000 and Calendar 1999, respectively:

                                                              CALENDAR   CALENDAR
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Net income (loss)...........................................   $273.1     $(52.6)
Restructuring and impairments...............................     (5.6)      16.8
Purchased in-process research and development...............      9.0       34.0
Non-recurring (gains) charges...............................     (1.8)      36.1
Non-recurring release of deferred tax asset valuation
  allowance.................................................    (26.3)        --
Amortization of acquisition-related intangibles.............     37.6       26.0
Less associated tax effects.................................     (3.5)      (5.7)
                                                               ------     ------
Pro forma net income........................................   $282.5     $ 54.6
                                                               ======     ======

     For Calendar 2000, restructuring and impairments were associated with an adjustment to reserves, recorded in connection with the Memory restructuring, and a one-time gain on the sale of our former Mountain View, California facility. Purchased in-process research and development was recorded in connection with our acquisitions. Non-recurring (gains) charges included a $3.6 million write-off of deferred financing fees, included in interest expense, associated with the refinancing of our senior credit facility offset by a $(5.4) million adjustment to other reserves associated with the Memory restructuring action in 1999. Finally, we adjusted our deferred tax valuation reserves in Calendar 2000 as we determined that it was more likely than not that we would utilize our deferred tax assets. For Calendar 1999, restructuring and impairments were recorded in connection with our Analog and Memory restructuring actions. Purchased in-process research and development was recorded in connection with the acquisition of our power device business. Non-recurring charges included $15.4 million for other reserves associated with our Memory restructuring action, $12.4 million for the write-off of deferred financing fees, included in interest expense, and an $8.3 million charge for forgiveness of certain management tax loans in connection with our initial public offering.

     Operating income was $327.9 million in Calendar 2000, compared to $39.1 million in Calendar 1999. Excluding unusual charges (gains) detailed above impacting operating income, operating income was $325.9 million in Calendar 2000, compared to $113.6 million in Calendar 1999. The increase in operating income is due to higher revenues and gross profits due to improved pricing, new product introductions and improved business conditions, resulting in higher factory utilization. In addition, operating income improved due to a full year of power device results in Calendar 2000, compared to approximately nine months in Calendar 1999, and the effect on operating income from the acquisitions consummated in Calendar 2000.

     Excluding depreciation and amortization of $151.1 million and $130.8 million in Calendar 2000 and Calendar 1999, respectively, unusual charges (gains) and other (income) expense, EBITDA as defined was $477.0 million in Calendar 2000 compared to $244.4 million in Calendar 1999.

     Revenues. Trade sales to unaffiliated customers were 94.3% and 89.9% of total revenues in Calendar 2000 and Calendar 1999, respectively and revenues from contract manufacturing services provided to National Semiconductor and Samsung Electronics together were 5.7% and 10.1% of total revenues in Calendar 2000 and Calendar 1999, respectively.

     Trade sales increased 62.1% to $1,681.6 million in Calendar 2000 compared with $1,037.6 million in Calendar 1999. The increase in our trade sales resulted from higher sales volume reflecting strength in end markets, the effect of acquisitions, higher average selling prices and an improved sales mix due to new product introductions.

     As a percentage of trade sales, geographic trade sales for North America, Europe, Asia/Pacific and Korea were as follows for the Calendar 2000 and Calendar 1999:

                                                              CALENDAR    CALENDAR
                                                                2000        1999
                                                              --------   -----------
                                                                         (UNAUDITED)
North America...............................................    23.4%       23.9%
Europe......................................................    13.5        13.5
Asia/Pacific................................................    45.5        44.9
Korea.......................................................    17.6        17.7
                                                                ----        ----
Total.......................................................     100%        100%
                                                                ====        ====

     North American revenues increased 57.9% in Calendar 2000 from Calendar 1999. This increase was due to strong distribution sales in both the industrial and consumer markets and improvements in communications and computing, as well as the effect of acquisitions. Revenues in the Europe region increased 61.5% in Calendar 2000 from Calendar 1999. The increase in Europe was due to improvements in the communications, consumer and distribution markets, as well as the effect of acquisitions. Asia/Pacific region revenues increased 63.7% in Calendar 2000 from Calendar 1999. The increase is due to strength in the consumer segment, improved regional economic conditions, expansion into the China markets, the expansion of customers using Asian contract manufacturing locations and the effect of acquisitions. Our Korean region increased 60.5% in Calendar 2000 from Calendar 1999. This was primarily the result of the effect of a full year of power device business revenues in Calendar 2000.

     Contract manufacturing revenues decreased 13.1% to $101.6 million in Calendar 2000 compared to $116.9 million in Calendar 1999. The decrease in contract manufacturing revenues was due primarily to diminishing demand from National Semiconductor.

     Gross Profit. Gross profit was as follows for Calendar 2000 and Calendar 1999:

                                                          CALENDAR         CALENDAR
                                                            2000             1999
                                                        -------------    -------------
                                                                          (UNAUDITED)
                                                                (IN MILLIONS)
Trade gross profit....................................  $602.9   35.9%   $273.2   26.3%
Contract manufacturing gross profit...................    36.3   35.7%     32.6   27.9%
                                                        ------           ------
Total gross profit....................................  $639.2   35.8%   $305.8   26.5%
                                                        ======           ======

     Excluding non-recurring charges (gains) associated with the Memory restructuring of $(5.4) million and $15.4 million in Calendar 2000 and Calendar 1999, respectively, gross profit increased 97.3% to $633.8 million in Calendar 2000 as compared to $321.2 million in Calendar 1999, and trade gross profits increased 107.0% to $597.5 million in Calendar 2000 from $288.6 million in Calendar 1999. The increase in trade gross profit on both an historical and adjusted basis was due in part to a better sales mix resulting from new product introductions and slightly higher average selling prices, as well as the favorable effect of increased factory utilization.

     The increase in contract manufacturing gross profit was due to favorable pricing adjustments and improved factory utilization, as well as incremental business with Samsung Electronics as a result of the acquisition of the power device business.

     Research and Development. R&D expenses were $83.9 million, or 5.0% of trade sales, in Calendar 2000, compared to $53.1 million, or 5.1% of trade sales, in Calendar 1999. The increase in R&D spending was primarily due to spending on new product development and spending from our acquired businesses in Calendar 2000 which was not included in Calendar 1999.

     Selling, General and Administrative. SG&A expenses were $186.4 million, or 11.1% of trade sales, in Calendar 2000, compared to $136.8 million, or 13.2% of trade sales, in Calendar 1999. SG&A expenses for Calendar 1999 include an unusual charge of $8.3 million for the forgiveness of certain loans made to management investors for payment of individual income tax liabilities resulting from their ownership of our common stock. Excluding this unusual charge, SG&A was $128.5 million, or 12.4% of trade sales, in Calendar 1999. The increase in SG&A expenses (excluding the unusual charge) is primarily the result of higher selling expenses in support of higher sales volumes and the incremental SG&A associated with our acquired businesses.

     Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles was $37.6 million in Calendar 2000, compared to $26.0 million in Calendar 1999. The increase in amortization was due to acquisitions that occurred in the latter part of 2000.

     Purchased In-process Research and Development. IPR&D was $9.0 million for Calendar 2000. This was derived from the acquisitions of QT Optoelectronics, KOTA, and Micro Linear. IPR&D for Calendar 1999 of $34.0 million represents the amount derived from the acquisition of the power device business of Samsung Electronics. Further information regarding our IPR&D for significant acquisitions, including significant assumptions, is addressed below under "In-Process Research and Development."

     Restructuring and Impairments. We incurred a pre-tax restructuring gain of $5.6 million in Calendar 2000. The gain is a result of proceeds from the sale of our former Mountain View, California facility ($3.5 million) and the adjustment to restructuring reserves ($2.1 million) based upon final execution of several prior year plans. Restructuring and impairments of $16.8 million were recorded in Calendar 1999. We recorded charges taken in connection with the transfer of assembly and test activities from our former Mountain View, California facility to Penang, Malaysia ($2.7 million) and its wafer production to South

Portland, Maine ($10.0 million). In addition, we recorded a charge related to the 1999 Memory restructuring action ($4.1 million).

     Interest Expense. Interest expense was $81.3 million in Calendar 2000, compared to $94.6 million in Calendar 1999. Interest expense in Calendar 2000 and Calendar 1999 includes unusual charges of $3.6 million and $12.4 million, respectively, for the write-off of deferred financing fees associated with the refinancing of our senior bank facilities in Calendar 2000 and Calendar 1999, as well as a write-off associated with the repayment of long-term debt in Calendar 1999. Excluding these charges, interest expense was $77.7 million in Calendar 2000 compared to $82.2 million in Calendar 1999. The decrease, excluding the unusual charges, is principally the result of reduced indebtedness, which was retired with the proceeds of the initial public offering of our common stock in August 1999, and the refinancing of our senior credit facilities in June 2000.

     Interest Income. Interest income was $23.3 million in Calendar 2000, compared to $0.7 million in Calendar 1999. The increase is due to higher cash balances in Calendar 2000 due in part from proceeds received from our January 2000 secondary stock offering.

     Other (Income) Expense. In Calendar 2000 we recorded a gain of $0.8 million on the buy-back of $15.0 million of our 10 1/8% senior subordinated notes.

     Income Taxes. Income tax benefit was $2.4 million in Calendar 2000, compared to a tax benefit of $2.2 million in Calendar 1999. Included in Calendar 2000 is a one-time tax benefit of $26.3 million, related to a reduction in the deferred tax asset valuation allowance. Management now believes that it is more likely than not these assets will be realizable and, accordingly, reduced the valuation allowance on those deferred tax assets. Without the effect of the one-time benefit, our tax expense would have been $23.9 million, or an effective tax rate of 8.8%, compared to an effective tax rate of 4.0% in Calendar 1999. The increase in our effective tax rate, excluding the one-time benefit in Calendar 2000, is due to a tax provision recorded in the United States in Calendar 2000 which was not recorded in Calendar 1999.

     Comparative disclosures of selected operating results of our reportable segments is as follows:

     Analog and Mixed Signal Products Group. In Calendar 2000, our Analog Group expanded due to the acquisitions of KOTA and Micro Linear. Analog revenues increased 62.7% to $380.6 million in Calendar 2000 from $233.9 million in Calendar 1999. The increase in Analog revenue reflects improved business conditions resulting in both higher sales volumes and increased prices, the benefit of a full year of analog power device revenues, the introduction of new products, and incremental sales from the KOTA and Micro Linear acquisitions.

     Analog had operating income of $40.6 million in Calendar 2000 as compared to $22.9 million in Calendar 1999. The increase in Analog's operating income was due to higher revenues, the beneficial effect of moving wafer manufacturing to South Portland, Maine, the benefit of a full year of operating income from analog power device products and incremental operating income generated by the addition of KOTA and Micro Linear, offset by higher costs on certain subcontracted wafers.

     Discrete Products Group. Discrete revenues increased 71.0% to $749.0 million in Calendar 2000, compared to $437.9 million in Calendar 1999. The increase was across all product lines, as both volume and prices increased over the comparable prior year period. The increase was also a result of a full year of discrete power device revenues.

     Discrete had operating income of $129.7 million in Calendar 2000 as compared to $25.8 million in Calendar 1999. The increase in Discrete operating income was due to higher revenues and improved gross profits due to a better sales mix resulting from new product introductions, including Power MOSFET products, improved factory utilization and the benefit of a full year of operating income from discrete power device products.

     Interface and Logic Products Group. Logic revenues increased 37.9% to $424.2 million in Calendar 2000, compared to $307.7 million in Calendar 1999. The increase in Interface and Logic revenues was due to volume increases resulting from strengthened demand, average selling price increases and improved mix due to new product introductions.

     Interface and Logic had operating income of $106.5 million in Calendar 2000, compared to $33.4 million in Calendar 1999. The increase in operating income was due to higher revenues and improved gross profits due to improved pricing, a better sales mix resulting from new product introductions, particularly Interface and Tiny Logic, and improved factory utilization.

SEVEN MONTHS ENDED DECEMBER 26, 1999 COMPARED TO SEVEN MONTHS ENDED DECEMBER 27, 1998

     Comparative financial information for the Stub Year 1999 and the seven months ended December 27, 1998, which we refer to as the first seven months of Fiscal 1999, was as follows:

                                                                             SEVEN MONTHS
                                                                                ENDED
                                                                 1999        DECEMBER 27,
                                                               STUB YEAR         1998
                                                             -------------   ------------
                                                                             (UNAUDITED)
                                                                    (IN MILLIONS)
Revenue:
Net sales -- trade.........................................     $714.0          $322.3
Contract manufacturing.....................................       72.2            38.0
                                                                ------          ------
Total revenue..............................................      786.2           360.3
Operating expenses:
Cost of sales -- trade.....................................      499.9           252.6
Cost of contract manufacturing.............................       51.4            32.9
Research and development...................................       35.0            21.3
Selling, general and administrative........................       97.9            51.0
Amortization of acquisition-related intangibles............       19.5             1.9
Restructuring and impairments..............................         --             4.5
                                                                ------          ------
Total operating expenses...................................      703.7           364.2
                                                                ------          ------
Operating income (loss)....................................       82.5            (3.9)
Interest expense...........................................       56.5            34.3
Interest income............................................       (0.3)           (0.1)
                                                                ------          ------
Income (loss) before income taxes..........................       26.3           (38.1)
Provision (benefit) for income taxes.......................        5.0            (7.6)
                                                                ------          ------
Net income (loss)..........................................     $ 21.3          $(30.5)
                                                                ======          ======

     Results of Operations. We generated net income of $21.3 million in Stub Year 1999, compared to a net loss of $30.5 million in the first seven months of Fiscal 1999. Excluding unusual charges and amortization of acquisition-related intangibles, net of tax effects, pro forma net income was as follows for Stub Year 1999 and the first seven months of Fiscal 1999, respectively:

                                                                             SEVEN MONTHS
                                                                                ENDED
                                                               STUB YEAR     DECEMBER 27,
                                                                 1999            1998
                                                             -------------   ------------
                                                                             (UNAUDITED)
                                                                    (IN MILLIONS)
Net income (loss)..........................................      $21.3          $(30.5)
Restructuring and impairments..............................         --             4.5
Non-recurring charges......................................       15.5              --
Amortization of acquisition-related intangibles............       19.5             2.0
Less associated tax effects................................       (1.8)           (1.2)
                                                                 -----          ------
Pro forma net income (loss)................................      $54.5          $(25.3)
                                                                 =====          ======

     Non-recurring charges in Stub Year 1999 included initial public offering-related charges of $8.3 million, recorded in SG&A for the forgiveness of certain loans made to our management investors for payment of individual income tax liabilities resulting from their ownership of our common stock, and $7.2 million, recorded in interest expense, for the write-off of deferred financing fees associated with the debt repaid with the proceeds from the initial public offering. Restructuring and impairments in the first seven months of Fiscal 1999 were recorded as a result of a workforce reduction. Operating income was $82.5 million in Stub Year 1999, compared to an operating loss of $3.9 million in the first seven months of Fiscal 1999. Excluding unusual charges impacting operating income, operating income was $90.8 million in Stub Year 1999, compared to $0.6 million in the first seven months of Fiscal 1999. The increase in operating income is due to the acquisition of the power device business from Samsung Electronics and higher revenues and gross profits due to new product introductions and improved business conditions, resulting in higher factory utilization in Stub Year 1999 as compared to the first seven months of Fiscal 1999.

     Excluding depreciation and amortization of $82.3 million and $55.1 million in Stub Year 1999 and the first seven months of Fiscal 1999, respectively, and unusual charges, EBITDA as defined was $173.1 million in Stub Year 1999 compared to $55.7 million in the first seven months of Fiscal 1999.

     Revenues. Trade sales to unaffiliated customers were 90.8% and 89.5% of total revenues in Stub Year 1999 and the first seven months of Fiscal 1999, respectively and revenues from contract manufacturing services provided to National Semiconductor and Samsung Electronics together were 9.2% and 10.5% of total revenues in Stub Year 1999 and the first seven months of Fiscal 1999, respectively.

     Trade sales increased 121.5% to $714.0 million in Stub Year 1999 compared with $322.3 million in the first seven months of Fiscal 1999. Trade sales for Stub Year 1999 include sales from the power device business. Excluding sales from the power device business, trade sales increased 28.9% in Stub Year 1999 over the first seven months of Fiscal 1999, as higher sales volume offset lower average selling prices. The increase in trade sales is attributable to improved demand due to strength in end-markets such as personal computers and communications and an economic recovery in the Asia/Pacific region.

     As a percentage of trade sales, geographic trade sales for North America, Europe, Asia/Pacific and Korea were as follows for the Stub Year 1999 (with and without power device ("PD") products) and the first seven months of Fiscal 1999:

                                                                   SEVEN MONTHS ENDED
                                                               ---------------------------
                                                   STUB YEAR   DECEMBER 26,   DECEMBER 27,
                                                     1999          1999           1998
                                                   (WITH PD)   (WITHOUT PD)   (WITHOUT PD)
                                                   ---------   ------------   ------------
                                                                       (UNAUDITED)
North America....................................    20.7%         31.8%          40.3%
Europe...........................................    12.2          17.5           18.4
Asia/Pacific.....................................    45.6          50.7           41.3
Korea............................................    21.5            --             --
                                                     ----          ----           ----
Total............................................     100%          100%           100%
                                                     ====          ====           ====

     Excluding sales from the power device business, Asia/Pacific region revenues increased 58.2% in Stub Year 1999 over the first seven months of Fiscal 1999. The increase in the Asia/Pacific region is due to strength in the consumer and personal computer markets, as well as improved economic conditions. Revenues in the Europe region increased 22.5% in Stub Year 1999 over the first seven months of Fiscal 1999. The increase in Europe is due to improved communications, consumer and distribution markets. North American revenues increased 2.0% in Stub Year 1999 over the first seven months of Fiscal 1999. The increase in North America is the result of improved market conditions offset by the continued move of contract manufacturers to locations outside North America.

     Contract manufacturing revenues increased 90.0% to $72.2 million in Stub Year 1999 compared to $38.0 million in the first seven months of Fiscal 1999. Excluding contract manufacturing services provided to

Samsung Electronics, contract manufacturing revenues increased 42.1% in Stub Year 1999 as compared to the first seven months of Fiscal 1999, reflecting increased demand from National Semiconductor.

     Gross Profit. Gross Profit was as follows for Stub Year 1999 and the first seven months of Fiscal 1999:

                                                                          SEVEN MONTHS
                                                                             ENDED
                                                            STUB YEAR     DECEMBER 27,
                                                              1999            1998
                                                          -------------   ------------
                                                                          (UNAUDITED)
                                                                 (IN MILLIONS)
Trade gross profit......................................  $214.1   30.0%  $69.7   21.6%
Contract manufacturing gross profit.....................    20.8   28.8%    5.1   13.4%
                                                          ------          -----
Total gross profit......................................  $234.9   29.9%  $74.8   20.8%
                                                          ======          =====

     Gross profit increased 214.0% in Stub Year 1999 compared to the first seven months of Fiscal 1999. Excluding the gross profit derived from power device products, gross profit increased 71.8% in Stub Year 1999 over the first seven months of Fiscal 1999. Excluding the power device business, gross trade profits as a percentage of trade sales were 28.4% in Stub Year 1999 compared to 21.6% in the first seven months of Fiscal 1999. The increase in gross trade profit as a percentage of trade sales was due to the favorable effect of increased factory utilization and the full benefit of cost reduction actions undertaken in Fiscal 1999, offset by lower average selling prices. Average selling prices for Stub Year 1999 were lower than the first seven months of Fiscal 1999, despite higher average selling prices in the second half of Stub Year 1999 over the first half of Stub Year 1999, particularly for Discrete and Logic products.

     Contract manufacturing gross profit increased 307.8% in Stub Year 1999 compared to the first seven months of Fiscal 1999. The increase in contract manufacturing gross profit is due to incremental business with Samsung Electronics as a result of the acquisition of the power device business and greater demand from National Semiconductor reflective of improved market conditions. Contract manufacturing gross profit for the first seven months of Fiscal 1999 included $13.0 million of fixed cost reimbursement under our manufacturing agreements with National Semiconductor.

     Research and Development. R&D was $35.0 million, or 4.9% of trade sales, in Stub Year 1999, compared to $21.3 million, or 6.6% of trade sales, in the first seven months of Fiscal 1999. The increase in R&D expenses was driven by the dedicated R&D costs incurred by the power device business in Stub Year 1999 which we did not incur in the first seven months of Fiscal 1999.

     Selling, General and Administrative. SG&A expenses were $97.9 million, or 13.7% of trade sales, in Stub Year 1999, compared to $51.0 million, or 15.8% of trade sales, in the first seven months of Fiscal 1999. SG&A expenses for Stub Year 1999 include an unusual charge of $8.3 million for the forgiveness of certain loans made to our management investors for payment of individual income tax liabilities resulting from their ownership of our common stock. Excluding this unusual charge, SG&A was $89.6 million, or 12.5% of trade sales, in Stub Year 1999. The increase in SG&A expenses (excluding the unusual charge) is primarily the result of the incremental SG&A expenses of the power device business, which we did not incur in the first seven months of Fiscal 1999, and increased selling expenses for the pre-existing business due to higher sales volume.

     Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles was $19.5 million in Stub Year 1999, compared to $1.9 million in the first seven months of Fiscal 1999. The increase is attributable to the incremental amortization expense of the power device business, which we did not incur in the first seven months of Fiscal 1999.

     Restructuring and Impairments. We incurred a pre-tax restructuring charge of approximately $4.5 million in the first seven months of Fiscal 1999. The charge consisted of $0.8 million related to non-cash asset impairments and $3.7 million of employee separation costs related to the reduction of approximately 600 salaried, hourly and temporary positions, then representing approximately 10% of our payroll.

     Interest Expense. Interest expense was $56.5 million in Stub Year 1999, compared to $34.3 million in the first seven months of Fiscal 1999. Interest expense in Stub Year 1999 includes an unusual charge of $7.2 million for the write-off of deferred financing fees associated with debt retired with the proceeds from the initial public offering. Excluding this charge, interest expense was $49.3 million in Stub Year 1999. The increase, excluding the unusual charges, is principally the result of indebtedness incurred to finance the power device business acquisition, which occurred in the fourth quarter of Fiscal 1999.

     Interest Income. Interest income was $0.3 million for Stub Year 1999 compared to $0.1 million for the first seven months of Fiscal 1999. This was due to higher average cash balances in Stub Year 1999 compared to the first seven months of Fiscal 1999.

     Income Taxes. Income tax expense (benefit) was $5.0 million for Stub Year 1999, compared to a tax benefit of $7.6 million in the first seven months of Fiscal 1999. The effective tax rates for Stub Year 1999 and the first seven months of Fiscal 1999 on book pre-tax income were 19.0% and 19.9%, respectively. In Stub Year 1999, the current tax provision is based on income generated from our foreign operations, excluding Korea where we benefit from a tax holiday. The decrease in deferred tax benefits is due to profits earned in Stub Year 1999 and our limited ability to recognize the future benefit of U.S. net operating loss carryforwards. In addition, deferred tax expense was booked in Korea to account for future book deductions in excess of future tax deductions arising beyond the tax holiday period.

     Comparative financial information for our reportable segments is as follows:

     Analog and Mixed Signal Products Group. We formed the Analog and Mixed Signal Products Group upon completion of the acquisition of Raytheon. This division further expanded due to the inclusion of the analog products of the power device business. Analog revenues increased 334.7% to $177.8 million in Stub Year 1999 from $40.9 million in the first seven months of Fiscal 1999. Stub Year 1999 includes the analog revenues of the power device business, which is not included in the first seven months of Fiscal 1999. Normalized to exclude power device products, Analog revenues were $47.2 million in Stub Year 1999, an increase of 15.0% from the first seven months of Fiscal 1999. The increase is due to improved business conditions and new product revenues, which more than offset revenue decreases in mature products.

     Analog had operating income of $19.5 million in Stub Year 1999 as compared to a loss of $6.7 million in the first seven months of Fiscal 1999. Excluding analog power device products, Analog had an operating loss of $12.5 million in Stub Year 1999. The increase in Analog's operating loss (excluding analog power device products) was due to an unfavorable sales mix and increased valuation reserves in anticipation of the closure of the Mountain View, California wafer fab, which occurred in the latter part of Stub Year 1999.

     Discrete Products Group. In Stub Year 1999, Discrete expanded due to the inclusion of the discrete products of the power device business. Discrete revenues increased 229.8% to $316.9 million in Stub Year 1999, compared to $96.1 million in the first seven months of Fiscal 1999. Stub Year 1999 includes the discrete revenues of the power device business, which are not included in the first seven months of Fiscal 1999. Excluding discrete power device products, Discrete revenues increased 54.6% to $148.6 million in Stub Year 1999 from the first seven months of Fiscal 1999. The increase was across all product lines. DMOS products increased 81.9% over the first seven months of Fiscal 1999. Revenues for mature Bipolar products grew 13.7% in Stub Year 1999 over the first seven months of Fiscal 1999.

     Discrete had operating income of $24.6 million in Stub Year 1999 as compared to $5.3 million in the first seven months of Fiscal 1999. Excluding discrete power device products, Discrete had operating income of $13.3 million in Stub Year 1999. The increase in Discrete operating income was due to higher revenues and improved gross profits due to improved factory utilization and higher average selling prices.

     Interface and Logic Products Group. Interface and Logic revenues increased 27.9% to $184.0 million in Stub Year 1999, compared to $144.0 million in the first seven months of Fiscal 1999. Revenues for interface products grew 224.4% in Stub Year 1999 over the first seven months of Fiscal 1999, due to success of new product introductions. Logic product revenues increased 22.8% in Stub Year 1999 over the first seven months of Fiscal 1999. The increase in logic product revenues was across all product lines. CMOS revenues grew 34.6%, while Bipolar revenues grew 2.5% in Stub Year 1999 over the first seven months of Fiscal 1999.

     Logic had operating income of $20.9 million in Stub Year 1999, compared to $6.3 million in the first seven months of Fiscal 1999. The increase in operating income was due to higher revenues and improved gross profits due to improved factory utilization.

YEAR ENDED MAY 30, 1999 COMPARED TO YEAR ENDED MAY 31, 1998

     Comparative financial information for Fiscal 1999 and Fiscal 1998 is as follows:

                                                              FISCAL    FISCAL
                                                               1999      1998
                                                              -------   ------
                                                               (IN MILLIONS)
Revenue:
  Net sales -- trade........................................  $ 654.1   $635.8
  Contract manufacturing....................................     81.0    153.4
                                                              -------   ------
     Total revenue..........................................    735.1    789.2
Operating expenses:
  Cost of sales -- trade....................................    518.4    441.6
  Cost of contract manufacturing............................     64.4    117.1
  Research and development..................................     39.3     35.7
  Selling, general and administrative.......................     96.7     90.6
  Amortization of acquisition-related intangibles...........      8.4      1.4
  Purchased in-process research and development.............     34.0     15.5
  Restructuring and impairments.............................     21.3       --
                                                              -------   ------
     Total operating expenses...............................    782.5    701.9
                                                              -------   ------
Operating income (loss).....................................    (47.4)    87.3
Interest expense............................................     72.3     56.5
Interest income.............................................     (0.5)    (2.0)
                                                              -------   ------
Income (loss) before income taxes...........................   (119.2)    32.8
Provision (benefit) for income taxes........................     (5.1)    10.7
                                                              -------   ------
Net income (loss) before cumulative effect of change in
  accounting principle......................................   (114.1)    22.1
                                                              -------   ------
Cumulative effect of change in accounting principle, net of
  tax effect of $0.8 million................................       --     (1.5)
                                                              -------   ------
Net income (loss)...........................................  $(114.1)  $ 20.6
                                                              =======   ======

     Results of Operations. We generated a net loss of $(114.1) million in Fiscal 1999, compared to net income of $20.6 million in Fiscal 1998. Excluding unusual charges (gains) and amortization of acquisition-related intangibles, net of tax effects, pro forma net income was as follows for Fiscal 1999 and Fiscal 1998, respectively:

                                                              FISCAL    FISCAL
                                                               1999      1998
                                                              -------   ------
                                                               (IN MILLIONS)
Net income (loss)...........................................  $(114.1)  $20.6
Restructuring and impairments...............................     21.3      --
Purchased in-process research and development...............     34.0    15.5
Non-recurring (gains) charges...............................     20.6      --
Amortization of acquisition-related intangibles.............      8.4     1.4
Less associated tax effects.................................     (3.6)   (5.5)
Cumulative effect of change in accounting principle (net of
  tax)......................................................       --     1.5
                                                              -------   -----
Pro forma net income (loss).................................  $ (33.4)  $33.5
                                                              =======   =====

     For Fiscal 1999, restructuring and impairments included $4.5 million of employee separation costs related to severance and other costs associated with work force reduction actions, $2.7 million associated with the transfer of Analog assembly and test operations, $10.0 million for the closure of the Mountain View facility and $4.1 million associated with the restructuring of the Memory business. Purchased in-process research and development was recorded in connection with our acquisition of the power device business of Samsung Electronics. Non-recurring charges included $5.5 million and $9.9 million for the Memory restructuring, recorded as a reduction to revenue and an increase to cost of sales, respectively, for additional sales and inventory reserves associated with the restructuring, as well as $5.2 million for the write-off of deferred financing fees in connection with a refinancing of our senior credit facilities. For Fiscal 1998, purchased in-process research and development was recorded in connection with our acquisition of Raytheon Semiconductor, Inc.

     We incurred an operating loss of $47.4 million in Fiscal 1999, compared to operating income of $87.3 million in Fiscal 1998. Excluding unusual charges detailed above impacting operating income, operating income was $23.3 million in Fiscal 1999, compared to $102.8 million in Fiscal 1998. The decrease in operating income was primarily due to soft market conditions in the semiconductor industry that persisted for much of Fiscal 1999, which resulted in severe price competition and factory underutilization, particularly in the first half of Fiscal 1999, which negatively impacted gross profit.

     Excluding depreciation and amortization of $103.7 million and $84.6 million in Fiscal 1999 and Fiscal 1998, respectively, and unusual charges, EBITDA as defined was $127.0 million in Fiscal 1999 compared to $187.4 million in Fiscal 1998.

     Revenues. Trade sales to unaffiliated customers were 89.0% and 80.6% of total revenues in Fiscal 1999 and Fiscal 1998, respectively, and contract manufacturing services to National Semiconductor were 11.0% and 19.4% of total revenues in Fiscal 1999 and Fiscal 1998, respectively.

     Trade sales increased 2.9% to $654.1 million in Fiscal 1999 from $635.8 million in Fiscal 1998. Trade sales in Fiscal 1999 include those of the power device business since the acquisition date of April 13, 1999, and a full-year of Analog. Additionally, trade sales have been reduced by $5.5 million in Fiscal 1999 for one-time charges for additional sales reserves as a result of the Memory restructuring. Trade sales in Fiscal 1998 include those of Analog since the acquisition date of December 31, 1997. Excluding Power Device revenues, one time charges and normalizing Analog sales for the non-comparable periods, trade sales decreased 14.0% in Fiscal 1999 from Fiscal 1998. All segments reported trade sales decreases from the prior year, due to industry-wide soft market conditions that were prevalent for much of Fiscal 1999. These soft market conditions, caused by the Asian financial crisis and excess capacity in the semiconductor industry as a whole, resulted in severe price pressures, which accounted for the majority of the revenue shortfall on a comparable basis. Unit volume was flat for Fiscal 1999 as compared to Fiscal 1998.

     As a percentage of trade sales, geographic trade sales for North America, Europe and Asia (including Japan and Korea) were as follows for Fiscal 1999 and Fiscal 1998:

                                                              FISCAL   FISCAL
                                                               1999     1998
                                                              ------   ------
North America...............................................    33%      38%
Europe......................................................    17       21
Asia/Pacific................................................    50       41
                                                               ---      ---
Total.......................................................   100%     100%
                                                               ===      ===

     Soft market conditions prevalent in Fiscal 1999 negatively impacted all geographic regions. Trade sales in North America decreased 9.8% in Fiscal 1999 from Fiscal 1998. Excluding one-time charges, trade sales decreased 7.6%. Trade sales in Europe decreased 16.1% in Fiscal 1999 from Fiscal 1998. Trade sales in Asia increased 24.3% in Fiscal 1999 over Fiscal 1998. Asia sales include those in Southeast Asia, Korea and Japan. The increase in trade sales is due entirely to the acquisition of the power device business. Excluding the power device business, Asia trade sales decreased 2.1% in Fiscal 1999 from Fiscal 1998.

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

     Gross Profit.  Gross Profit was as follows for Fiscal 1999 and Fiscal 1998:

                                                              FISCAL          FISCAL
                                                               1999            1998
                                                           -------------   -------------
                                                                   (IN MILLIONS)
Trade gross profit.......................................  $135.7   20.7%  $194.2   30.5%
Contract manufacturing gross profit......................    16.6   20.5%    36.3   23.7%
                                                           ------          ------
Total gross profit.......................................  $152.3   20.7%  $230.5   29.2%
                                                           ======          ======

     Gross trade profit in Fiscal 1999 was negatively impacted by one-time charges of $15.4 million for additional sales and inventory reserves as a result of the Memory restructuring action. Excluding one-time charges, gross profit decreased 27.2% to $167.7 million in Fiscal 1999. Excluding one-time charges, gross trade profit as a percentage of trade sales was 22.9% in Fiscal 1999. The decrease in gross trade profit as a percentage of sales in Fiscal 1999 from Fiscal 1998 was due to lower average trade selling prices and the negative effects of significantly decreased demand from National Semiconductor.

     Contract manufacturing gross profit decreased 54.3% in Fiscal 1999 from Fiscal 1998. The decrease in contract manufacturing gross profit as a percent of contract manufacturing revenues is due to the negative effects of lower factory utilization due to reduced demand from National Semiconductor and an unfavorable sales mix toward ABiC wafers produced in our six-inch fab in South Portland, Maine.

     Research and Development. R&D expenses were $39.3 million, or 6.0% of trade sales in Fiscal 1999, compared to $35.7 million, or 5.6% of trade sales in Fiscal 1998. The increase in R&D expenses is due to the addition of the R&D expenses of the power device business and a full year of Analog R&D expenses in Fiscal 1999, as compared to five months of Analog R&D expenses recorded in Fiscal 1998.

     Selling, General and Administrative. SG&A expenses were $96.7 million, or 14.8% of trade sales in Fiscal 1999, compared to $90.6 million or 14.2% of trade sales in Fiscal 1998. The increase in SG&A expenses is due to the addition of the SG&A expenses of the power device business, a full year of Analog SG&A expenses in Fiscal 1999, as compared to five months of Analog SG&A expenses recorded in Fiscal 1998.

     Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles was $8.4 million in Fiscal 1999, compared to $1.4 million in Fiscal 1998. The increase in amortization was a result of a full year of amortization for the Raytheon acquisition in Fiscal 1999 compared to five months in Fiscal 1998.

     Purchased In-process Research and Development. IPR&D was $34.0 million in Fiscal 1999. This was derived from the acquisition of the power device business of Samsung Electronics. IPR&D of $15.5 million for Calendar 1998 represents the amount derived from the acquisition of the Raytheon semiconductor business. Further information regarding our IPR&D for significant acquisitions, including information on our significant assumptions, is addressed below under "In-Process Research and Development."

     Restructuring and Impairments. Fiscal 1999 included restructuring charges of $21.3 million, as we took several actions during Fiscal 1999 to reduce costs and improve profitability in a number of areas. In the fourth quarter of Fiscal 1999, we took a pre-tax charge of $4.1 million for actions to improve the profitability of the Memory Products Group. These actions include transferring wafer fabrication activities in Salt Lake City, Utah to third-party subcontractors and obsoleting Memory product lines. The charge consists of $3.9 million for non-cash asset impairments at our facilities in Salt Lake City, Utah and Sunnyvale, California, and $0.2 million for severance and employee separation costs. In addition, we took charges of $5.5 million and $9.9 million recorded to revenue and cost of sales, respectively, for additional sales and inventory reserves. Including these charges, the total charge for the Memory restructuring was $19.5 million.

     In the fourth quarter of Fiscal 1999, we took a pre-tax charge of $10.0 million for the closure of our Mountain View facility, which supports the Analog Products Group. We transferred Analog wafer fabrication activities to our facility in South Portland, Maine. The charge consists of $4.0 million for severance and employee separation costs, $4.5 million for non-cash asset impairments, including a one-time loss for the sale of the Mountain View facility of $1.9 million and $1.5 million in other exit costs. In March 1999, we sold the facility for $30.2 million, net of closing costs, $0.5 million in escrow to cover demolition costs, and a $3.5 million holdback, payment of which is contingent upon either favorable action or no action within one year of the sale date by the City of Mountain View with respect to the buyer's application to increase the building density on the site. We view the holdback as a contingent gain, and as such did not record this amount in the Statement of Operations. In the third quarter of Fiscal 1999, we took a pre-tax charge of $2.7 million for the transfer of Analog assembly and test activities from its Mountain View facility to our facility in Penang, Malaysia and various third-party subcontractors. The charge consisted of $1.9 million for non-cash asset impairments and $0.8 million for severance and employee separation costs. Total charges for Analog restructuring activities, including the loss on sale of the Mountain View facility, were $12.7 million in Fiscal 1999.

     In the first quarter of Fiscal 1999, we took a pre-tax restructuring charge of $4.5 million in connection with a plan to reduce costs and improve operating efficiencies. The charge consisted of $3.7 million for severance and employee separation costs related to the reduction of approximately 600 salaried, hourly and temporary positions in the United States and Cebu, the Philippines, representing approximately 10% of our payroll. In addition, $0.8 million was recorded for the write-off of various idle assets in our Mountain View and Salt Lake City facilities.

     Interest expense. Interest expense was $72.3 million in Fiscal 1999, compared to $56.5 million in Fiscal 1998. The increase was due to the write-off of deferred financing fees of $5.2 million in connection with the refinancing of its senior credit facilities as part of the acquisition of the power device business, incremental interest expense as a result of additional indebtedness incurred to finance the acquisition, a full year of interest expense on borrowings to finance the Raytheon acquisition, as compared to five months in Fiscal 1998 and interest expense on short-term borrowings in Fiscal 1999 which did not occur in Fiscal 1998.

     Interest income. Interest income was $0.5 million in Fiscal 1999, compared to $2.0 million in Fiscal 1998. The decrease is due to lower average cash balances in Fiscal 1999 compared to Fiscal 1998.

     Income Taxes. Income tax expense (benefit) was a benefit of $(5.1) million in Fiscal 1999, compared to income tax expense of $10.7 million in Fiscal 1998. The effective tax rate for Fiscal 1999 was 4.3%, compared to 32.6% in Fiscal 1998. The decrease in the effective rate is due to our inability to carry back our Fiscal 1999 operating loss due to the short time we have operated as a stand-alone entity and a tax holiday for income generated by our Korean subsidiary, Fairchild Korea Semiconductor Ltd., formed as a result of the acquisition of the power device business. Fairchild Korea Semiconductor Ltd. has been granted a ten year tax holiday. The first seven years are tax-free, followed by three years of income taxes at 50% of the statutory rate.

     Comparative financial information for our reportable segments is as follows:

     Analog and Mixed Signal Products Group. Analog revenues increased 139.9% to $99.8 million in Fiscal 1999 from $41.6 million in Fiscal 1998. Fiscal 1999 includes the analog revenues of the power device business since the date of acquisition. Fiscal 1998 includes revenues of Analog from the acquisition date of Raytheon. Normalized to exclude power device products and the non-comparable period of Analog sales in Fiscal 1999, Analog revenues were $29.5 million in Fiscal 1999, a decrease of 29.1% from Fiscal 1998. The decrease for the comparable period in Fiscal 1999 from Fiscal 1998 is due to revenue decreases in its mature products, combined with lower than anticipated new product revenues.

     Analog generated an operating loss of $4.3 million in Fiscal 1999 excluding restructuring charges, compared to operating income of $2.7 million in Fiscal 1998. Excluding the effect of the power device business and normalized for the non-comparable period of Analog operating results in Fiscal 1999, Analog generated an operating loss of $15.5 million in Fiscal 1999. The decrease in operating income is primarily driven by the decline in revenues.

     Discrete Products Group. Discrete revenues increased 19.0% to $222.8 million in Fiscal 1999, compared to $187.3 million in Fiscal 1998. Fiscal 1999 includes the discrete revenues of the power device business since the date of acquisition. Excluding discrete power device products, Discrete revenues decreased 3.7% in Fiscal 1999 from Fiscal 1998. The decrease is attributable to lower revenues for its mature Bipolar products, which decreased 18.1% from Fiscal 1998, partially offset by higher revenues for its DMOS products, which increased 7.9% from Fiscal 1998.

     Discrete generated operating income of $16.8 million in Fiscal 1999, compared to operating income of $35.6 million in Fiscal 1998. Excluding the effect of the power device business, Discrete generated operating income of $14.6 million in Fiscal 1999. The decrease was due primarily to lower gross profit as a result of unfavorable sales mix, the negative effect of underutilization of the Salt Lake City fab, and inventory write-downs in the Cebu, the Philippines assembly and test facility.

     Interface and Logic Products Group. Price competition was particularly intense in Interface and Logic in Fiscal 1999. Interface and Logic revenues decreased 11.7% to $267.6 million in Fiscal 1999, compared to $303.0 million in Fiscal 1998. Revenues for interface products grew 573% in Fiscal 1999 over Fiscal 1998, due to success of new product introductions. This increase was more than offset by a 14.4% decrease in logic products revenues. The decrease in logic products revenues is primarily attributable to lower bipolar logic revenues, which decreased 29.4% from Fiscal 1998. CMOS revenues decreased 2.9% in Fiscal 1999 over Fiscal 1998. Overall, new product revenues doubled in Fiscal 1999 over Fiscal 1998.

     Interface and Logic generated operating income of $18.8 million in Fiscal 1999, compared to $43.1 million in Fiscal 1998. The decrease in operating income is attributable to lower average selling prices due to soft market conditions in Fiscal 1999.

IN-PROCESS RESEARCH AND DEVELOPMENT

     The following table summarizes the significant assumptions underlying the valuations of IPR&D for our significant acquisitions:

                                                          ESTIMATED               WEIGHTED
                                                           COST TO                AVERAGE
                                                 IPR&D     COMPLETE    DISCOUNT   COST OF
                                                 CHARGE   TECHNOLOGY     RATE     CAPITAL
                                                 ------   ----------   --------   --------
                                                           (DOLLARS IN MILLIONS)
CALENDAR 2001:
DPP............................................  $12.8       $1.1         22%        16%
FISCAL 1999:
Power device business..........................  $34.0       $4.7         20%        15%

     Amounts charged to IPR&D represent the estimated fair value based upon risk-adjusted cash flows related to the incomplete projects. At the respective dates of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly these costs were expensed at the acquisition dates.

     Acquisition of DPP. The acquisition of DPP added breadth to our power discrete products portfolio, including MOSFET's, IGBT's and Rectifiers. The acquisition also gave us an expanded presence in the automotive and industrial markets. One project, 30V N Channel Trench, out of six valued, accounted for approximately 83% of the total IPR&D charge and was approximately 95% complete at the date of acquisition. This project was completed on schedule in 2001.

     Acquisition of the Power Device Business. The acquisition of the power device business greatly expanded our portfolio of power discrete and analog products, including MOSFET's, IGBT's, power transistors, standard linear products, motor control integrated circuits and power switch modules. The acquisition also further expanded our market presence in Asia and provided us an entry into the Korean market. Three projects out of seven valued accounted for approximately 84% of the total IPR&D charge. These projects: Samsung Power Switch, Motor IC and IGBT, were 66%, 63% and 57% complete, respectively, as of the date of acquisition. These projects have been completed.

     The methodology used to assign value to purchased in-process research and development was the income approach. The income approach focuses on the income-producing capability of the asset, which is measured by calculating the discounted present value of the net after-tax cash flows expected to be generated by the asset. This approach relies on forecasts provided by management for revenues and operating expenses such as cost of goods sold and selling, general and administrative expenses for the in process projects. The forecasts used by us in valuing in-process research and development were based on assumptions we believed to be reasonable at the dates of acquisition, but which are inherently uncertain and unpredictable. We cannot assure you that the underlying assumptions used to estimate expected project sales or profits, or events associated with such projects will transpire as estimated. Our assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from projected results.

     As of December 30, 2001, revenue for the major DPP project was ahead of forecast. Revenues for the major power device projects were lower than forecast. Overall, the power device business' revenues are meeting projections, due to higher than forecast revenues from products already developed at the acquisition date. The lower revenues on in-process power device products as compared to forecast have not had, nor are expected to have, any material adverse effect on our results of operations or our financial position, including the recoverability of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

     We have a borrowing capacity of $300.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At December 30, 2001, adjusted for outstanding letters of credit, we had $299.2 million available under this senior credit facility.

     In connection with the financing of the DPP acquisition, on January 31, 2001, we completed a private offering of $350 million of 10 1/2% Senior Subordinated Notes at face value. Interest on these notes is paid semi-annually on February 1 and August 1 of each year, and the first interest payment was made August 1, 2001. We may redeem the notes on or after February 1, 2005. Prior to February 1, 2004, we may redeem up to 35% of the notes from the proceeds of certain equity offerings.

     On October 31, 2001 we sold $200 million aggregate principal amount of 5.0% Convertible Senior Subordinated Notes Due November 1, 2008. The notes are unsecured obligations, and are convertible into common stock at a conversion price of $30.00 per share, subject to certain adjustments. The notes rank on a parity with our existing senior subordinated debt and are and will be subordinated to all existing and future senior indebtedness, including any indebtedness incurred under the senior credit facility. The notes are issued by Fairchild Semiconductor Corporation and are guaranteed on a senior subordinated basis by Fairchild International and its other U.S. subsidiaries and are convertible into the common stock of Fairchild International.

     Our senior credit facility, the indentures governing our 10 1/8% Senior Subordinated Notes, 10 3/8% Senior Subordinated Notes and 10 1/2% Senior Subordinated Notes and other debt instruments we may enter into in the future, may impose on us various restrictions and covenants which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility relating to financial ratios also include a minimum interest coverage ratio and a maximum senior leverage ratio. Provided there are no further outstanding balances under the senior credit facility, compliance with these ratios is not required until March 31, 2003. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and capital expenditures for the next twelve months. We had capital expenditures of approximately $117.8 million in 2001 to expand capacity primarily in support of in-sourcing and our e-business initiatives. We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

     As of December 30, 2001, our cash and cash equivalents balance was $504.4 million, an increase of $102.6 million from December 31, 2000.

     During Calendar 2001, our operations provided $155.8 million in cash compared to $381.1 million of cash in Calendar 2000. The decrease in cash provided by operating activities primarily reflects the decrease in net income in Calendar 2001 compared to Calendar 2000. Cash used in investing activities during Calendar 2001 totaled $466.3 million, compared to $346.7 million in Calendar 2000. The increase in cash used in investing activities was the result of a decrease in capital expenditures, offset by an increase in cash used for acquisitions. Cash provided by financing activities of $413.1 million for Calendar 2001 was primarily from the issuance of $350 million 10 1/2% Notes during the first quarter and $200.0 million of 5.0% Notes during the fourth quarter of 2001. Cash provided by financing activities of $228.7 million in Calendar 2000 was primarily from the issuance of common stock in our follow-on public offering in January 2000.

     It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or "take or pay" arrangements for purchases of certain equipment and raw materials. At December 30, 2001, obligations under these arrangements were not material to our consolidated financial statements. The table below summarizes aggregate maturities of long-term debt and future minimum lease payments under noncancelable operating leases as of December 30, 2001.

                                                      LESS THAN    1-3     4-5     AFTER 5
CONTRACTUAL OBLIGATIONS                     TOTAL      1 YEAR     YEARS   YEARS     YEARS
-----------------------                    --------   ---------   -----   ------   -------
                                                            (IN MILLIONS)
Long-Term Debt...........................  $1,138.6     $ 0.4     $ 0.8   $210.7   $926.7
Operating Leases.........................      66.4      17.5      27.7     10.8     10.4
                                           --------     -----     -----   ------   ------
Total....................................  $1,205.0     $17.9     $28.5   $221.5   $937.1
                                           ========     =====     =====   ======   ======

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL, EXCLUDING OUR SUBSIDIARIES

     Fairchild International is a holding company, the principal asset of which is the stock of its sole subsidiary, Fairchild Semiconductor Corporation. Fairchild International on a stand-alone basis has no cash flow from operations. Fairchild International on a stand-alone basis has no cash requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based in this definition, we believe our critical accounting policies include the policies of revenue recognition, sales reserves, inventory valuation and the impairment of long-lived assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

     On an on-going basis, we evaluate the judgments and estimates underlying all of our accounting policies, including those related to customer sales allowances, product returns, bad debts, inventories, impairment of long-lived assets, deferred tax valuation allowances, restructuring reserves and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results in the amount and timing of our actual results for any period could occur if our management made different judgements or utilized different estimates.

     Revenue from the sale of semiconductor products is recognized when title transfers to the customer, including distributors, which is generally upon shipment. No revenue is recognized unless there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, and the collectibility of the sales price is reasonably assured. Contract manufacturing revenues are recognized upon completion of the contracted service.

     Sales reserves generally fall into four categories: customer material return reserves, distributor contract sales debit reserves, prompt payment discount reserves, and other distribution reserves. Customer material returns result from product quality, administrative or other defect issues. Distributor contract sales debits are credits given to distributors to ensure distributor profitability on individual resale transactions. Prompt payment discounts are enticements given to customers to ensure payment is made in a timely manner. Customer material reserves, distributor contract sales debit reserves and prompt payment discount reserves are based upon historical rates of return or claim and any known, specifically identified unusual returns. Other sales reserves are recorded based upon individual contracts with distributors that may call for reimbursement of product scrapped or reimbursement of price changes that affect the distributors inventory carrying value. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

     In determining the net realizable value of our inventories, we review the valuations of inventory considered excessively old and therefore subject to obsolescence and inventory in excess of customer backlog. We also adjust the valuation of inventory when estimated actual cost is significantly different than standard cost and to value inventory at the lower of cost or market.

     We assess the impairment of long lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following:

     - significant underperformance relative to expected historical or projected future operating results

     - significant changes in the manner of our use of the acquired assets or the strategy for our overall business

     - significant negative industry or economic trends

     - significant decline in our stock price for a sustained period

     - our market capitalization relative to net book value

     - significant technological changes, which would render equipment and manufacturing process, obsolete.

     When we determine that the carrying value of any long lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset's carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model.

FORWARD LOOKING STATEMENTS

     This annual report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "we believe," "we expect," "we intend," "may," "will," "should," "seeks," "approximately," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management's current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Business Risks section in Item 1, above. Among these factors are the following: changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors' actions; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Business Risks section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements in this report. It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter's results. The second update is within a press release issued approximately two months into each quarter. The business outlook below is consistent with the outlook included in our February 20, 2002 press release announcing our first quarter update. The current business outlook is accessible at the Investor Relations section of our website at investor.fairchildsemi.com. Toward the end of each quarter, we observe a "quiet period," when the outlook is not updated to reflect management's current expectations.

The quiet period for the first quarter of 2002 will be from March 18, 2002 to April 23, 2002, when we plan to release our first quarter 2002 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook or the company's financial results or expectations.

OUTLOOK

     We believe that we reached the bottom of this market slowdown sometime during the third quarter of 2001 and we expect improving market conditions throughout 2002. We entered 2002 with our backlog levels roughly equal to our beginning backlog entering the fourth quarter and have experienced seasonally strong bookings so far in the first quarter of 2002. We expect our first quarter revenues to be roughly flat from fourth quarter 2001 levels. As with the fourth quarter, we expect our foundry revenue to drop more than our trade revenues. Because our backlog pricing for first quarter is slightly lower than fourth quarter due the results of annual contract negotiations and aggressive pricing for mature products, we expect gross margins to be sequentially down as much as 100 to 150 basis points in the first quarter. We expect to hold inventories flat for the first quarter.

     For the remainder of 2002, we expect moderate revenue growth to resume at historical seasonal rates and expect to increase our gross margins gradually as we improve factory utilization and continue selling our new products into the market. While our overall pricing seems to be bottoming, we believe that currently available industry capacity levels will delay significant price increases for several more quarters.

     We are continuing to cut costs where we can, but we believe we have taken most of the major cost reduction steps at this point. Cost reduction in 2002 will be mainly due to yield improvements, margin and mix management, exerting purchasing power with our vendors and overall improvements in productivity.

     We expect total R&D and SG&A expenses, excluding amortization of intangibles, to be flat with fourth quarter 2001 levels. Interest expense will be in the range of $26 to $27 million per quarter. We expect our depreciation and amortization to be roughly $33 million for the first quarter and to grow slowly throughout 2002. We have adopted SFAS 142 and beginning in 2002 will no longer amortize our goodwill. We expect our amortization of intangibles going forward to drop to approximately $9.6 million per quarter.

     Our capital expenditure plans remain at approximately 10% to 12% of sales for 2002. Our focus will be on cost reduction and the expansion of our in house assembly and test capacity for new power products.

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

     Upon adoption of SFAS No. 142, SFAS No. 141 will require us to evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, we will be required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the first quarter of 2002. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 during the first quarter of 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle.

     SFAS No. 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss for goodwill will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of December 30, 2001, we had unamortized goodwill of $226.5 million, unamortized assembled workforce of $3.5 million and other unamortized identifiable intangible assets of $249.8 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill and assembled workforce was $14.3 million and $2.7 million for the year ended December 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. We expect to complete this analysis by April 15, 2002.

     SFAS No. 143, Accounting For Asset Retirement Obligations, issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143, which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset, is effective for fiscal years beginning after June 15, 2001. We do not expect the implementation of SFAS No. 143 to have a material impact on our financial condition or results of operations.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. We do not expect the implementation of SFAS No. 144 to have a material impact on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 30, 2001. Actual results may differ materially.

     We use currency forward and combination option contracts to hedge firm commitments and currency option contracts to hedge anticipated transactions. Beginning in 2001, similar instruments were also used to hedge a portion of our forecasted foreign exchange denominated revenues. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Japanese yen, British pound, and the Euro. Exposures in the Korean won are minimal as won-denominated revenues and costs generally offset one another. To protect against reductions in value and the volatility of future cash flows caused by changes in other foreign exchange rates, we have established hedging programs. We utilize currency forward contracts and currency option contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 30, 2001, an adverse change in any one exchange rate (defined as 20%) over the course of the year would have resulted in an adverse impact on income before taxes of less than $5.0 million.

     We have no interest rate exposure due to rate changes for the 10 1/8% Senior Subordinated Notes, the 10 3/8% Senior Subordinated Notes, the 10 1/2% Senior Subordinated Notes or the 5% Convertible Senior Subordinated Notes. However, we do have interest rate exposure with respect to the revolving credit facility due to its variable LIBOR pricing. While there was no outstanding balance on the revolving credit facility at December 30, 2001, we had outstanding balances during Calendar 2001. For example, a 50 basis point increase in interest rates would result in increased annual interest expense of $1.5 million, assuming all borrowing capability was utilized. From time to time, we may enter into interest rate swaps or interest rate caps, primarily to reduce interest rate exposure. As of December 30, 2001, we had no such instruments in place.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  50
Consolidated Balance Sheets.................................  51
Consolidated Statements of Operations.......................  52
Consolidated Statements of Comprehensive Income (Loss)......  53
Consolidated Statements of Cash Flows.......................  54
Consolidated Statements of Stockholders' Equity (Deficit)...  55
Notes to Consolidated Financial Statements..................  56

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Fairchild Semiconductor International, Inc.:

     We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries (the "Company") as of December 30, 2001 and December 31, 2000, the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss) and cash flows for the years ended December 30, 2001 and December 31, 2000, the seven months ended December 26, 1999, and for the year ended May 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the accompanying financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 30, 2001 and December 31, 2000 and the results of its operations and its cash flows for the years ended December 30, 2001 and December 31, 2000, the seven months ended December 26, 1999 and for the year ended May 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

                                          KPMG LLP

January 25, 2002
Boston, Massachusetts

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                     (IN MILLIONS,
                                                                  EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  504.4       $  401.8
  Accounts receivable, net of allowances of $15.5 and $18.3
     at December 30, 2001 and December 31, 2000,
     respectively...........................................       133.6          225.0
  Inventories...............................................       209.1          192.8
  Deferred income taxes.....................................        16.4           47.3
  Other current assets......................................        11.3            9.5
                                                                --------       --------
     Total current assets...................................       874.8          876.4
Property, plant and equipment, net..........................       659.6          596.6
Deferred income taxes.......................................        61.5            6.8
Intangible assets, net......................................       479.8          298.1
Other assets................................................        73.5           59.6
                                                                --------       --------
     Total assets...........................................    $2,149.2       $1,837.5
                                                                ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $    0.4       $     --
  Accounts payable..........................................       106.7          155.3
  Accrued expenses and other current liabilities............        92.2          136.9
                                                                --------       --------
     Total current liabilities..............................       199.3          292.2
Long-term debt, less current portion........................     1,138.2          705.2
Other liabilities...........................................         3.7            2.4
                                                                --------       --------
     Total liabilities......................................     1,341.2          999.8
Commitments and contingencies
Stockholders' equity:
  Class A common stock, $.01 par value, voting; 170,000,000
     and 140,000,000 shares authorized, 100,175,513 and
     82,335,912 shares issued and 99,965,087 and 82,043,635
     outstanding at December 30, 2001 and December 31, 2000,
     respectively...........................................         1.0            0.8
  Class B common stock, $0.01 par value, nonvoting;
     170,000,000 and 140,000,000 shares authorized, 0 and
     17,281,000 shares issued and outstanding at December
     30, 2001 and December 31, 2000, respectively...........          --            0.2
  Additional paid-in capital................................       809.7          801.1
  Retained earnings.........................................         0.1           41.8
  Accumulated other comprehensive income....................         1.0             --
  Less treasury stock (at cost).............................        (3.8)          (6.2)
                                                                --------       --------
     Total stockholders' equity.............................       808.0          837.7
                                                                --------       --------
     Total liabilities and stockholders' equity.............    $2,149.2       $1,837.5
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED            SEVEN MONTHS
                                                       ---------------------------      ENDED       YEAR ENDED
                                                       DECEMBER 30,   DECEMBER 31,   DECEMBER 26,    MAY 30,
                                                           2001           2000           1999          1999
                                                       ------------   ------------   ------------   ----------
                                                                (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenue:
  Net sales -- trade.................................    $1,338.9       $1,681.6        $714.0       $ 654.1
  Contract manufacturing.............................        68.8          101.6          72.2          81.0
                                                         --------       --------        ------       -------
     Total revenue...................................     1,407.7        1,783.2         786.2         735.1
Operating expenses:
  Cost of sales -- trade.............................     1,006.0        1,078.7         499.9         518.4
  Cost of contract manufacturing.....................        47.6           65.3          51.4          64.4
  Research and development...........................        83.0           83.9          35.0          39.3
  Selling, general and administrative................       154.3          186.4          97.9          96.7
  Amortization of acquisition-related intangibles....        53.1           37.6          19.5           8.4
  Purchased in-process research and development......        13.8            9.0            --          34.0
  Restructuring and impairments......................        21.4           (5.6)           --          21.3
                                                         --------       --------        ------       -------
     Total operating expenses........................     1,379.2        1,455.3         703.7         782.5
                                                         --------       --------        ------       -------
Operating income (loss)..............................        28.5          327.9          82.5         (47.4)
Interest expense.....................................       103.9           81.3          56.5          72.3
Interest income......................................       (15.3)         (23.3)         (0.3)         (0.5)
Other (income) expense, net..........................         4.0           (0.8)           --            --
                                                         --------       --------        ------       -------
Income (loss) before income taxes....................       (64.1)         270.7          26.3        (119.2)
Provision (benefit) for income taxes.................       (22.4)          (2.4)          5.0          (5.1)
                                                         --------       --------        ------       -------
Net income (loss)....................................    $  (41.7)      $  273.1        $ 21.3       $(114.1)
                                                         ========       ========        ======       =======
Net income (loss) applicable to common
  stockholders.......................................    $  (41.7)      $  273.1        $ 19.3       $(123.9)
                                                         ========       ========        ======       =======
Net income (loss) per common share:
  Basic..............................................    $  (0.42)      $   2.80        $ 0.24       $ (1.97)
                                                         ========       ========        ======       =======
  Diluted............................................    $  (0.42)      $   2.69        $ 0.23       $ (1.97)
                                                         ========       ========        ======       =======
Weighted average common shares:
  Basic..............................................        99.6           97.5          80.0          62.9
                                                         ========       ========        ======       =======
  Diluted............................................        99.6          101.4          83.7          62.9
                                                         ========       ========        ======       =======

          See accompanying notes to consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                               YEAR ENDED            SEVEN MONTHS
                                                       ---------------------------      ENDED       YEAR ENDED
                                                       DECEMBER 30,   DECEMBER 31,   DECEMBER 26,    MAY 30,
                                                           2001           2000           1999          1999
                                                       ------------   ------------   ------------   ----------
                                                                            (IN MILLIONS)
Net income (loss)....................................    $  (41.7)      $  273.1        $ 21.3       $(114.1)
Other comprehensive income (loss), net of tax:
  Net change associated with hedging transactions....         2.1             --            --            --
  Net amount reclassed to earnings...................        (1.1)            --            --            --
                                                         --------       --------        ------       -------
Comprehensive income (loss)..........................    $  (40.7)      $  273.1        $ 21.3       $(114.1)
                                                         ========       ========        ======       =======

          See accompanying notes to consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED               SEVEN
                                                              ---------------------------   MONTHS ENDED   YEAR ENDED
                                                              DECEMBER 30,   DECEMBER 31,   DECEMBER 26,    MAY 30,
                                                                  2001           2000           1999          1999
                                                              ------------   ------------   ------------   ----------
                                                                                   (IN MILLIONS)
Cash flows from operating activities:
Net income (loss)...........................................    $ (41.7)       $ 273.1        $  21.3       $(114.1)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
  Depreciation and amortization.............................      175.2          147.6           80.9         103.7
  Amortization of deferred compensation.....................        3.9            3.5            1.4           0.1
  Restructuring and impairments, net of cash expended.......       11.7           (5.6)            --          17.3
  Non-cash interest expense.................................        4.8            7.1           13.7          19.8
  Purchased in-process research and development.............       13.8            9.0             --          34.0
  Loss on disposal of property, plant and equipment.........        3.1            2.7            0.2           0.3
  Deferred income taxes.....................................      (22.1)         (33.4)           1.0          (2.4)
  Gain on repurchase of notes...............................         --           (0.8)            --            --
  Non-cash settlement of receivable.........................       (2.1)            --             --            --
Changes in operating assets and liabilities, net of effects
  of acquisitions:
  Accounts receivable.......................................       86.5          (72.9)         (10.6)        (53.2)
  Inventories...............................................       13.8           (8.4)         (19.9)          8.5
  Other current assets......................................        6.7           (0.7)           3.7           2.3
  Accounts payable..........................................      (50.3)          37.6           15.1          21.4
  Accrued expenses and other current liabilities............      (49.8)          33.4           11.0          12.5
  Other assets and liabilities, net.........................        2.3          (11.1)          (2.1)         (6.1)
                                                                -------        -------        -------       -------
    Cash provided by operating activities...................      155.8          381.1          115.7          44.1
                                                                -------        -------        -------       -------
Cash flows from investing activities:
  Capital expenditures......................................     (117.8)        (301.9)         (74.8)        (46.2)
  Proceeds from sale of property, plant and equipment.......        4.1            3.5            0.9          31.2
  Purchase of molds and tooling.............................       (4.6)          (6.6)          (1.3)         (3.8)
  Purchase of long-term investments.........................       (3.5)          (7.2)            --            --
  Refund (payment) of value added tax paid in connection
    with acquisition........................................         --             --           40.9         (40.9)
  Acquisitions, net of cash acquired........................     (344.5)         (34.5)            --        (414.9)
                                                                -------        -------        -------       -------
    Cash used in investing activities.......................     (466.3)        (346.7)         (34.3)       (474.6)
                                                                -------        -------        -------       -------
Cash flows from financing activities:
  Repayment of long-term debt...............................     (120.5)        (133.6)        (345.8)       (151.3)
  Issuance of long-term debt................................      550.0          120.2             --         660.0
  Proceeds from issuance of common stock and from exercise
    of stock options, net...................................        7.3          248.7          346.6            --
  Purchase of treasury stock................................       (5.8)          (4.5)          (5.9)           --
  Debt issuance costs.......................................      (17.9)          (2.1)            --         (22.3)
                                                                -------        -------        -------       -------
    Cash provided by (used in) financing activities.........      413.1          228.7           (5.1)        486.4
                                                                -------        -------        -------       -------
Net change in cash and cash equivalents.....................      102.6          263.1           76.3          55.9
Cash and cash equivalents at beginning of period............      401.8          138.7           62.4           6.5
                                                                -------        -------        -------       -------
Cash and cash equivalents at end of period..................    $ 504.4        $ 401.8        $ 138.7       $  62.4
                                                                =======        =======        =======       =======
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Income taxes............................................    $  16.5        $   5.7        $   1.8       $    --
    Interest................................................    $  82.3        $  72.6        $  42.1       $  46.6
Non-cash transactions:
    Accumulated dividends on redeemable preferred stock.....    $    --        $    --        $   2.0       $   9.8
    Stock issued for acquisitions...........................    $   4.1        $  90.8        $    --       $    --
    Tax effect of exercise of options.......................    $   1.3        $  12.9        $    --       $    --
    Tax effect associated with hedging transactions.........    $   0.6        $    --        $    --       $    --
    Return of acquisition stock escrow shares to treasury...    $   0.3        $    --        $    --       $    --

          See accompanying notes to consolidated financial statements

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    COMMON STOCK
                                        -------------------------------------
                                                            CLASS A   CLASS B   ADDITIONAL   RETAINED        OTHER
                                        CLASS A   CLASS B     PAR       PAR      PAID-IN     EARNINGS    COMPREHENSIVE
                                        SHARES    SHARES     VALUE     VALUE     CAPITAL     (DEFICIT)      INCOME
                                        -------   -------   -------   -------   ----------   ---------   -------------
                                                                        (IN MILLIONS)
Balances at May 31, 1998..............   29.2       33.6     $0.3      $0.3       $  9.5      $(126.7)       $ --
  Net loss............................     --         --       --        --           --       (114.1)         --
  Dividends on redeemable preferred
    stock.............................     --         --       --        --           --         (9.8)         --
  Issuance of common stock............    0.2         --       --        --           --           --          --
  Conversion of common stock..........    0.2       (0.2)      --        --           --           --          --
  Deferred compensation related to the
    grant of stock options............     --         --       --        --          0.1           --          --
                                         ----      -----     ----      ----       ------      -------        ----
Balances at May 30, 1999..............   29.6       33.4      0.3       0.3          9.6       (250.6)         --
  Net income..........................     --         --       --        --           --         21.3          --
  Dividends on redeemable preferred
    stock.............................     --         --       --        --           --         (2.0)         --
  Conversion of redeemable preferred
    stock.............................    5.3         --      0.1        --         92.1           --          --
  Exercise of stock options...........    0.8         --       --        --          1.6           --          --
  Issuance of common stock in initial
    public offering...................   20.0         --      0.2        --        344.8           --          --
  Conversion of common stock..........    5.0       (5.0)      --        --           --           --          --
  Deferred compensation related to the
    grant of stock options............     --         --       --        --          1.4           --          --
  Purchase of treasury stock..........   (0.3)        --       --        --           --           --          --
                                         ----      -----     ----      ----       ------      -------        ----
Balances at December 26, 1999.........   60.4       28.4      0.6       0.3        449.5       (231.3)         --
  Net income..........................     --         --       --        --           --        273.1          --
  Exercise of stock options and shares
    issued under stock purchase
    plan..............................    0.9         --       --        --          4.5           --          --
  Issuance of common stock............    9.7         --      0.1        --        330.7           --          --
  Tax effect of exercise of stock
    options...........................     --                  --        --         11.0           --          --
  Conversion of common stock..........   11.1      (11.1)     0.1      (0.1)          --           --          --
  Deferred compensation related to the
    grant of stock options............     --         --       --        --          3.5           --          --
  Purchase of treasury stock..........   (0.1)        --       --        --           --           --          --
  Additional tax benefit from
    compensation related to lifting of
    restrictions on common stock owned
    by management investors...........     --         --       --        --          1.9           --          --
                                         ----      -----     ----      ----       ------      -------        ----
Balances at December 31, 2000.........   82.0       17.3      0.8       0.2        801.1         41.8          --
  Net income..........................     --         --       --        --           --        (41.7)         --
  Exercise of stock options and shares
    issued under stock purchase
    plan..............................    0.8         --       --        --         (1.2)          --          --
  Conversion of Common Stock..........   17.3      (17.3)     0.2      (0.2)          --           --          --
  Issuance of Common Stock............    0.2         --       --        --          4.1           --          --
  Deferred compensation related to the
    grant of stock options............     --         --       --        --          4.4           --          --
  Purchase of treasury stock and
    other.............................   (0.4)        --       --        --           --           --          --
    Cash flow hedges..................     --         --       --        --           --           --         1.0
  Tax effect of the exercise of stock
    options...........................     --         --       --        --          1.3           --          --
                                         ----      -----     ----      ----       ------      -------        ----
Balances at December 30, 2001.........   99.9         --     $1.0      $0.0       $809.7      $   0.1        $1.0
                                         ====      =====     ====      ====       ======      =======        ====


                                                        TOTAL
                                        TREASURY    STOCKHOLDERS'
                                          STOCK        EQUITY
                                        (AT COST)     (DEFICIT)
                                        ---------   -------------
                                              (IN MILLIONS)
Balances at May 31, 1998..............    $  --        $(116.6)
  Net loss............................       --         (114.1)
  Dividends on redeemable preferred
    stock.............................       --           (9.8)
  Issuance of common stock............       --             --
  Conversion of common stock..........       --             --
  Deferred compensation related to the
    grant of stock options............       --            0.1
                                          -----        -------
Balances at May 30, 1999..............       --         (240.4)
  Net income..........................       --           21.3
  Dividends on redeemable preferred
    stock.............................       --           (2.0)
  Conversion of redeemable preferred
    stock.............................       --           92.2
  Exercise of stock options...........       --            1.6
  Issuance of common stock in initial
    public offering...................       --          345.0
  Conversion of common stock..........       --             --
  Deferred compensation related to the
    grant of stock options............       --            1.4
  Purchase of treasury stock..........     (5.9)          (5.9)
                                          -----        -------
Balances at December 26, 1999.........     (5.9)         213.2
  Net income..........................       --          273.1
  Exercise of stock options and shares
    issued under stock purchase
    plan..............................      4.2            8.7
  Issuance of common stock............       --          330.8
  Tax effect of exercise of stock
    options...........................       --           11.0
  Conversion of common stock..........       --             --
  Deferred compensation related to the
    grant of stock options............       --            3.5
  Purchase of treasury stock..........     (4.5)          (4.5)
  Additional tax benefit from
    compensation related to lifting of
    restrictions on common stock owned
    by management investors...........       --            1.9
                                          -----        -------
Balances at December 31, 2000.........     (6.2)         837.7
  Net income..........................       --          (41.7)
  Exercise of stock options and shares
    issued under stock purchase
    plan..............................      8.5            7.3
  Conversion of Common Stock..........       --             --
  Issuance of Common Stock............       --            4.1
  Deferred compensation related to the
    grant of stock options............       --            4.4
  Purchase of treasury stock and
    other.............................     (6.1)          (6.1)
    Cash flow hedges..................                     1.0
  Tax effect of the exercise of stock
    options...........................       --            1.3
                                          -----        -------
Balances at December 30, 2001.........    $(3.8)       $ 808.0
                                          =====        =======

          See accompanying notes to consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

     Fairchild Semiconductor International, Inc. ("Fairchild International" or the "Company") designs, develops and markets analog, discrete, interface and logic, non-volatile memory and optoelectronic semiconductors through its wholly-owned subsidiary Fairchild Semiconductor Corporation ("Fairchild"). The Company is focused solely on multi-market products. Multi-market products are building block components for virtually all electronic devices, from sophisticated computers and internet hardware to telecommunications equipment to household appliances. Because of their basic functionality, these products provide customers with greater design flexibility and improve the performance of more complex devices or systems. Given such characteristics, its products have a wide range of applications and are sold to customers in the personal computer, industrial, telecommunications, consumer electronics and automotive markets.

     The Company is headquartered in South Portland, Maine and has manufacturing operations in South Portland, Maine, Loveland, Colorado, West Jordan, Utah, Mountaintop, Pennsylvania, Cebu, the Philippines, Penang, Malaysia, Kuala Lumpur, Malaysia, Singapore, Bucheon, South Korea and Wuxi, China.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

     During 1999, the Company changed its fiscal year end from the last Sunday in May to the last Sunday in December. The Company's results for the years ended December 30, 2001 (Calendar 2001), December 31, 2000 (Calendar 2000), for the seven months ended December 26, 1999 (Stub Year 1999) and for the fiscal year ended May 30, 1999 (Fiscal 1999) consist of 52 weeks, 53 weeks, 30 weeks, and 52 weeks, respectively.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

     Revenue from the sale of semiconductor products is recognized when title transfers to the customer, which is generally upon shipment. No revenue is recognized unless there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, and collectibility of the sales price is reasonably assured. A provision for estimated returns and allowances is recorded at the time of shipment. Contract manufacturing revenues (foundry services) are recognized upon completion of the contracted services.

RESEARCH AND DEVELOPMENT COSTS

     The Company's research and development expenditures are charged to expense as incurred.

RELATED PARTY ACTIVITY

     The Company was formed on March 10, 1997, for the purpose of purchasing the discrete, logic and non-volatile memory business of National Semiconductor Corporation (the Recapitalization). In conjunction with this transaction, Fairchild International and National Semiconductor executed several agreements, which governed the performance of manufacturing services by Fairchild International on behalf of National Semiconductor and by National Semiconductor on behalf of Fairchild International. In addition, National Semiconductor provided a number of business support services to Fairchild International. These agreements expired at various dates through May 2000.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost and is generally depreciated based upon the following estimated useful lives: buildings and improvements, ten to thirty years, and machinery and equipment, three to ten years. Depreciation is principally provided under the straight-line method.

INVESTMENTS

     Investments in which the Company's interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in affiliates in which the Company's voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliates as they occur, limited to the extent of the Company's investment in, advances to and commitments for the investee.

     The Company assesses the need to record impairment losses on investments and record such losses when the impairment of an investment is determined to be other than temporary in nature. These impairment losses are reflected in "other income (expense), net" in the Company's results of operations. During Calendar 2001, the Company recorded a $4 million charge to operations for the write-off of an equity investment.

GOODWILL AND INTANGIBLE ASSETS

     Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather be tested annually for impairment. In accordance with SFAS No. 141, goodwill recorded in conjunction with the Company's acquisition of Impala Linear Corporation in September 2001 was not amortized (See Note 16).

     Goodwill acquired prior to June 30, 2001 and other acquisition-related intangibles are amortized on a straight-line basis over their estimated lives, which are generally three to fifteen years.

OTHER ASSETS

     Other assets include deferred financing costs, which represent costs incurred related to the issuance of the Company's long-term debt. The costs are being amortized using the effective interest method over the related term of the borrowings, which ranges from five to ten years, and are included in interest expense. Also included in other assets are mold and tooling costs. Molds and tools are amortized over their expected useful lives, generally one to three years.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

     The Company evaluates the recoverability of long-lived assets not held for sale, including intangible assets, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Estimates of fair value may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model. Impairment charges related to restructuring actions are more fully discussed in
Note 11.

CURRENCIES

     The Company's functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, cash conversion of foreign currency and foreign currency transactions are included in current results.

FOREIGN CURRENCY HEDGING

     The Company utilizes various derivative financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risk arising from the normal course of business. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions (See Note 17).

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable. The Company maintains cash and cash equivalents with high credit quality financial institutions based upon the Company's analysis of that financial institution's relative credit standing. The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computing, consumer, communications, automotive and industrial. The Company has adopted credit policies and standards to accommodate industry growth and inherent risk. The Company performs continuing credit evaluations of its customers' financial condition and requires collateral as deemed necessary. Reserves are provided for estimated amounts of accounts receivable that may not be collected.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Fair values of long term debt, interest rate swaps and caps, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information at the date of measurement (See Note 14).

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

INCOME TAXES

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

NET INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per share was computed by dividing net income (loss) applicable to common stockholders by the weighted average shares of common stock outstanding. Diluted earnings per share assume that any dilutive convertible debt were converted from the date of issuance in 2001, with the related effect on net income (loss) and outstanding common shares adjusted accordingly. It also gives effect to outstanding common shares outstanding for all dilutive outstanding stock options.

     The following table reconciles basic to diluted weighted average shares outstanding and net income (loss) to net income (loss) applicable to common stockholders:

                                                        CALENDAR       STUB
                                                     ---------------   YEAR    FISCAL
                                                      2001     2000    1999     1999
                                                     ------   ------   -----   -------
                                                               (IN MILLIONS)
Basic weighted average common shares outstanding...    99.6     97.5    80.0      62.9
Net effect of dilutive stock options based on the
  treasury stock method using the average market
  price............................................      --      3.9     3.7        --
                                                     ------   ------   -----   -------
Diluted weighted average common shares
  outstanding......................................    99.6    101.4    83.7      62.9
                                                     ======   ======   =====   =======
Net income (loss)..................................  $(41.7)  $273.1   $21.3   $(114.1)
Dividends on redeemable preferred stock............      --       --     2.0       9.8
                                                     ------   ------   -----   -------
Net income (loss) applicable to common
  stockholders.....................................  $(41.7)  $273.1   $19.3   $(123.9)
                                                     ======   ======   =====   =======

     Options to purchase 4,547,384, 7,478,080, 82,435, and 4,282,570 shares of common stock were outstanding at December 30, 2001, December 31, 2000, December 26, 1999, and May 30, 1999, respectively, but were not included in the computation of diluted earnings per share because the effect of including such options would have been anti-dilutive. In addition, at December 30, 2001, $1.2 million was not included in the computation of net income (loss) and 1,117,216 of potential common shares were not included in the computation of diluted earnings per share as a result of the assumed conversion of the convertible senior subordinated notes, because the effect would have been anti-dilutive.

EMPLOYEE STOCK PLANS

     The Company accounts for its stock option plans and its stock purchase plan in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, we measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. The pro forma impact on earnings has been disclosed in the notes to the consolidated financial statements as required by SFAS No. 123 (see Note 6). In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 3 -- FINANCIAL STATEMENT DETAILS

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Inventories
  Raw materials.............................................    $   27.6       $   24.8
  Work in process...........................................       129.7          123.9
  Finished goods............................................        51.8           44.1
                                                                --------       --------
                                                                $  209.1       $  192.8
                                                                ========       ========
Property, plant and equipment
  Land......................................................    $   26.9       $   23.2
  Buildings and improvements................................       239.6          215.4
  Machinery and equipment...................................       956.8          816.7
  Construction in progress..................................       167.9          173.1
                                                                --------       --------
     Total property, plant and equipment....................     1,391.2        1,228.4
  Less accumulated depreciation.............................       731.6          631.8
                                                                --------       --------
                                                                $  659.6       $  596.6
                                                                ========       ========

                                                  PERIOD OF
                                                AMORTIZATION
                                                -------------
Intangible assets
  Developed technology........................  10 - 15 years     $  227.3       $  169.1
  Goodwill....................................       15 years        242.8           69.7
  Customer base...............................        8 years         55.8           55.6
  Covenant not to compete.....................        5 years         30.4           30.2
  Trademarks and tradenames...................        4 years         24.9           24.7
  Assembled workforce.........................        3 years         13.3           10.3
  Patents.....................................        4 years          5.4            5.5
                                                                  --------       --------
     Total intangible assets..................                       599.9          365.1
  Less accumulated amortization...............                      (120.1)         (67.0)
                                                                  --------       --------
                                                                  $  479.8       $  298.1
                                                                  ========       ========

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Accrued expenses
  Payroll and employee related accruals.....................    $   33.3       $   75.5
  Accrued interest..........................................        33.8           19.3
  Income taxes payable......................................         1.1           19.6
  Other.....................................................        24.0           22.5
                                                                --------       --------
                                                                $   92.2       $  136.9
                                                                ========       ========

NOTE 4 -- LONG-TERM DEBT

     Long-term debt consists of the following at:

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Revolving Credit Facility...................................    $     --        $120.2
Convertible senior subordinated notes.......................       200.0            --
Senior subordinated notes...................................       935.0         585.0
Other.......................................................         3.6            --
                                                                --------        ------
  Total long-term debt......................................     1,138.6         705.2
Less current portion........................................        (0.4)           --
                                                                --------        ------
  Long-term portion.........................................    $1,138.2        $705.2
                                                                ========        ======

REVOLVING CREDIT FACILITY

     On June 6, 2000, Fairchild entered into a new Senior Credit Facilities Agreement ("Credit Agreement") with a syndicate of financial institutions in order to refinance the facilities under an existing credit agreement. Under this refinancing, Fairchild converted approximately $117.8 million of outstanding senior term debt into a new revolving credit line ("Revolving Credit Facility") with total borrowing capacity of $300.0 million and a maturity of June 6, 2004.

     In connection with the refinancing, Fairchild paid approximately $2.1 million in deferred financing costs and wrote-off $3.6 million of deferred financing costs associated with the retired term debt. Borrowings under the Credit Agreement accrue interest based on either the bank's rate or the Eurodollar rate, at the option of the Company. The interest rate was 3.6% and 7.8% for the Revolving Credit Facility at December 30, 2001 and December 31, 2000, respectively. Borrowings under the Credit Agreement are secured by a pledge of common stock of the Company and its subsidiaries. At December 30, 2001, Fairchild had outstanding letters of credit totaling $0.8 million. These outstanding letters of credit reduce the amount available under the Revolving Credit Facility to $299.2 million. Fairchild pays a commitment fee of 0.5% per annum of the unutilized commitments under the Revolving Credit Facility.

CONVERTIBLE SENIOR SUBORDINATED NOTES

     On October 31, 2001, Fairchild issued $200 million aggregate principal amount of 5.0% Convertible Senior Subordinated Notes due November 1, 2008. The notes are guaranteed by the Company and its domestic subsidiaries. The notes are unsecured obligations and convertible, at the option of the holder, into common stock of the Company at a conversion price of $30.00 per share, subject to certain adjustments. The

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES notes and the guarantees rank pari passu in right of payment with Fairchild Semiconductor Corporation's existing senior subordinated notes and the guarantees thereof, and with any future senior subordinated indebtedness.

SENIOR SUBORDINATED NOTES

     On January 31, 2001, Fairchild issued $350.0 million of 10 1/2% Senior Subordinated Notes due February 1, 2009 (the "10 1/2% Notes") at face value. Interest on the notes is paid semi-annually on February 1 and August 1 of each year, and the first interest payment was made on August 1, 2001. The 10 1/2% Notes are unsecured and are subordinated to all existing and future senior indebtedness of Fairchild. Fairchild may redeem the notes on or after February 1, 2005 and, prior to February 1, 2004, it may redeem up to 35% of the 10 1/2% Notes from the proceeds of certain equity offerings at redemption prices ranging from 100% to approximately 105% of the principal amount.

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

     On March 11, 1997, Fairchild issued $300.0 million of 10 1/8% Senior Subordinated Notes (the "10 1/8% Notes" and, together with the 10 3/8% Notes and the 10 1/2% Notes, the "Notes") at face value. The 10 1/8% Notes pay interest on March 15 and September 15 of each year commencing September 15, 1997. The
10 1/8% Notes are unsecured and are subordinated to all existing and future senior indebtedness of Fairchild. The 10 1/8% Notes are redeemable by Fairchild, in whole or in part, on or after March 15, 2002 at redemption prices ranging from 100% to approximately 105% of the principal amount. Fairchild is required to redeem $150.0 million principal amount of 10 1/8% Notes on March 15, 2005 and $75.0 million principal amount of 10 1/8% Notes on March 15, 2006 and 2007, respectively, in each case at a redemption price of 100% of the principal amount plus accrued interest to the date of redemption. During December 2000, the Company repurchased 10 1/8% Notes with a face value of $15.0 million.

     The payment of principal and interest on the Credit Agreement and the Notes is fully and unconditionally guaranteed by Fairchild International. Fairchild International is the parent company of Fairchild and currently conducts no business and has no significant assets other than the capital stock of Fairchild. Fairchild has seventeen direct subsidiaries and six indirect subsidiaries, of which four direct subsidiaries, Fairchild Semiconductor Corporation of California ("Fairchild California"), KOTA Microcircuits, Inc., QT Optoelectronics, Inc., and QT Optoelectronics are guarantors on the Credit Agreement and the Notes. The remaining direct and indirect subsidiaries are foreign-based and do not guarantee either the Credit Agreement or the Notes.

     The Company's senior credit facility and the indentures under which the notes were issued contain various restrictions and covenants. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions, with which the Company was in compliance at December 30, 2001. In addition, the senior credit facility contains covenants relating to financial ratios including a minimum interest coverage ratio and a maximum senior leverage ratio. Provided there are no further outstanding balances under the senior credit facility, compliance with these ratios is not required until March 31, 2003. The senior credit facility also limits the Company's ability to modify its certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. In addition, the senior credit facility and the indentures

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES governing all senior subordinated notes, contain additional restrictions limiting the ability of the Company's subsidiaries to pay dividends or make advances to the Company. Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

                                                              (IN MILLIONS)
2002........................................................    $    0.4
2003........................................................         0.4
2004........................................................         0.4
2005........................................................       135.4
2006........................................................        75.3
Thereafter..................................................       926.7
                                                                --------
                                                                $1,138.6
                                                                ========

     At December 30, 2001, the Company also has approximately $12.0 million of undrawn credit facilities at certain of its foreign subsidiaries.

NOTE 5 -- INCOME TAXES

     In conjunction with the acquisition of the power device business, the Korean government granted a ten year tax holiday to Fairchild Korea Semiconductor Ltd. The original exemption was 100% for the first seven years of the holiday and 50% for the remaining three years of the holiday. In Calendar 2000, the tax holiday was extended such that the exemption amounts were increased to 75% in the eighth year and a 25% exemption was added to the eleventh year. Taxes exempted include income taxes, dividend withholding taxes, acquisition tax, registration tax, property tax and aggregate land tax. As such, no current provision for income taxes for Korea has been provided. The tax holiday increased net income by $3.2 million, or $0.03 per diluted common share for Calendar 2001, $32.0 million or $0.32 per diluted common share for Calendar 2000 and $18.0 million or $0.22 per diluted common share for Stub Year 1999.

     Total income tax provision (benefit) for income taxes was allocated as follows:

                                                   CALENDAR   CALENDAR   STUB YEAR   FISCAL
                                                     2001       2000       1999       1999
                                                   --------   --------   ---------   ------
                                                                (IN MILLIONS)
Income tax provision (benefit) attributable to
  income (loss) from continuing operations.......   $(22.4)    $ (2.4)     $5.0      $(5.1)
Noncurrent intangible assets, for the initial
  recognition of acquired tax benefits that were
  previously included in the valuation
  allowance......................................       --       (5.3)       --         --
Stockholders' equity, for recognition of
  compensation expense for tax purposes in excess
  of amounts recognized for financial reporting
  purposes.......................................     (1.3)     (12.9)       --         --
Other comprehensive income, for unrealized gains
  on hedging transactions........................      0.6         --        --         --
                                                    ------     ------      ----      -----
                                                    $(23.1)    $(20.6)     $5.0      $(5.1)
                                                    ======     ======      ====      =====

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     The provision (benefit) for income taxes attributable to income from continuing operations for Calendar 2001, Calendar 2000, Stub Year 1999, and Fiscal 1999 consisted of the following:

                                                 CALENDAR   CALENDAR   STUB YEAR   FISCAL
                                                   2001       2000       1999       1999
                                                 --------   --------   ---------   -------
                                                               (IN MILLIONS)
Income (loss) before income taxes:
  U.S..........................................   $(94.3)    $113.8     $(46.6)    $(103.7)
  Foreign......................................     30.2      156.9       72.9       (15.5)
                                                  ------     ------     ------     -------
                                                  $(64.1)    $270.7     $ 26.3     $(119.2)
                                                  ======     ======     ======     =======
Income tax provision (benefit):
  Current:
     U.S. federal..............................   $ (5.9)    $  8.3     $   --     $  (4.8)
     U.S. state and local......................       --        0.7         --          --
     Foreign...................................      4.1       16.9        4.0         2.1
                                                  ------     ------     ------     -------
                                                    (1.8)      25.9        4.0        (2.7)
  Deferred:
     U.S. federal..............................    (16.0)     (25.4)      (2.1)       (2.5)
     U.S. state and local......................     (2.4)      (2.4)      (0.2)        0.1
     Foreign...................................     (2.2)      (0.5)       3.3          --
                                                  ------     ------     ------     -------
                                                   (20.6)     (28.3)       1.0        (2.4)
  Total income tax provision (benefit):
     U.S. federal..............................    (21.9)     (17.1)      (2.1)       (7.3)
     U.S. state and local......................     (2.4)      (1.7)      (0.2)        0.1
     Foreign...................................      1.9       16.4        7.3         2.1
                                                  ------     ------     ------     -------
                                                  $(22.4)    $ (2.4)    $  5.0     $  (5.1)
                                                  ======     ======     ======     =======

     The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate on income (loss) from continuing operations is as follows:

                                                                           STUB
                                                     CALENDAR   CALENDAR   YEAR    FISCAL
                                                       2001       2000     1999     1999
                                                     --------   --------   -----   ------
U.S. federal statutory rate........................    35.0%      35.0%     35.0%   35.0%
U.S. state and local taxes (benefit), net of
  federal benefit..................................     2.5        3.2      (0.5)    1.4
Foreign tax rate differential and US tax on
  repatriation.....................................     0.1      (13.3)    (65.0)   (8.7)
Exempt foreign sales income........................     3.8         --        --      --
Non-deductible expenses including goodwill
  amortization.....................................    (2.6)       1.1       0.2     0.1
Change in valuation allowance......................    (3.8)     (26.9)     49.3   (23.5)
                                                       ----      -----     -----   -----
                                                       35.0%      (0.9)%    19.0%    4.3%
                                                       ====      =====     =====   =====

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 30, 2001 and December 31, 2000 are presented below:

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Deferred tax assets:
  Net operating loss carryforwards..........................     $ 50.8         $23.6
  Reserves and accruals.....................................       17.0          24.0
  Intangibles, primarily intellectual property..............       17.1           7.7
  Tax credit and capital allowance carryovers...............        6.8           6.2
                                                                 ------         -----
     Total gross deferred tax assets........................       91.7          61.5
  Valuation allowance.......................................       (3.8)         (1.3)
                                                                 ------         -----
     Net deferred tax assets................................       87.9          60.2
Deferred tax liabilities:
  Unrealized gain on hedging transactions...................       (0.6)           --
  Plant and equipment.......................................       (9.4)         (6.1)
                                                                 ------         -----
     Total deferred tax liabilities.........................      (10.0)         (6.1)
                                                                 ------         -----
Net deferred tax assets.....................................     $ 77.9         $54.1
                                                                 ======         =====

     The deferred tax valuation allowance increased by $2.5 million and decreased by $79.0 million for Calendar 2001 and Calendar 2000, respectively. In assessing the realizability of deferred tax assets, the Company considered its current and future taxable earnings and the expected timing of the reversal of temporary differences. During Calendar 2000, the Company reversed all of the valuation allowance associated with its domestic deferred tax assets, with the exception of foreign tax credits, as the Company believes that the deferred tax assets will more likely than not be realized. Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability.

     Net operating loss, research and development credit and foreign tax credit carryforwards totaled $135.3 million, $0.9 million and $2.4 million, respectively, as of December 30, 2001. The net operating losses expire in 2018 through 2021. The research and development credits expire in varying amounts in 2012 through 2021. The foreign tax credits expire in varying amounts in 2002 through 2006. Due to the uncertainty of utilization before expiration, valuation allowances have been recorded against the benefits associated with foreign tax credits. The Company also has alternative minimum tax credit carryforwards of $2.2 million, which are available to reduce future federal regular income taxes over an indefinite period. In addition, the Company has Malaysian unabsorbed capital allowance of approximately $4.7 million, which can be used to offset future year's taxable income of that Malaysian subsidiary.

     The Company's ability to utilize its net operating loss and credit carryforwards may be limited in the future if the Company experiences an ownership change. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three year period. In Calendar 2000, the Company experienced an ownership change as a result of the follow-on public offering; such ownership change did not result in a material limitation on the utilization of the loss and credit carryforwards.

     Deferred income taxes have not been provided for the undistributed earnings of the Company's foreign subsidiaries, which aggregated approximately $224.2 million at December 30, 2001. The Company plans to reinvest all such earnings for future expansion. The undistributed earnings will be subject to U.S. taxation

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES upon repatriation as dividends to the U.S. parent. The amount of taxes attributable to these undistributed earnings is not practicably determinable.

NOTE 6 -- STOCK BASED COMPENSATION

     The Company has two stock option plans. Under the Fairchild Semiconductor Restated Stock Option Plan (Restated Plan), executives, key employees and non-employee directors may be granted options to purchase shares of the Company's authorized but unissued common stock. The Company also has a stock option plan (the 2000 Executive Stock Option Plan), under which key executives, including officers, may be granted stock options.

     Under the Restated Plan, the Company may grant options for up to 23,746,327 of Class A common stock. At December 30, 2001, 15,134,000 options were outstanding and 5,629,099 were available to be granted. Options granted under the Plans may be either (a) options intended to constitute incentive stock options ("ISOs") under the Internal Revenue Code or (b) non-qualified stock options.

     The establishment of an exercise price of each option granted under the Restated Plan is determined by a Committee of the Company's Board of Directors (the "Committee"). The maximum term of any option is ten years from the date of grant for incentive stock options and ten years and one day from the date of grant for non-qualified stock options. Options granted under the Plan are exercisable at the determination of the Committee, generally vesting ratably over approximately four years.

     Under the 2000 Executive Stock Option Plan, the Company may grant options for up to 3,500,000 shares of common stock. At December 30, 2001, 175,000 shares were outstanding and 3,325,000 shares were available to be granted. Options granted under the Plan are intended to be non-qualified options. The exercise price and term of each option granted under the 2000 Executive Plan is determined by the Committee. Options granted under the 2000 Executive Plan are exercisable at the determination of the Committee. Individuals receiving options under the Plan may not receive in any one year options to purchase more than 1,500,000 shares of common stock.

     During 2001, the Company implemented a voluntary stock option exchange program for the 2000 Executive Stock Option Plan. Under the program, executives could elect to have their outstanding options cancelled on August 13, 2001. New stock options will be issued to replace cancelled options on or after February 14, 2002 at the then fair market value. The number of replacement options that may be issued will be equal to 55% of the options surrendered.

     A summary of the status of the Company's stock option plans as of December 30, 2001, December 31, 2000, December 26, 1999, and May 30, 1999, and changes during the periods then ended are presented in the table below:

                                     CALENDAR 2001        CALENDAR 2000        STUB YEAR 1999        FISCAL 1999
                                   ------------------   ------------------   ------------------   ------------------
                                             WEIGHTED             WEIGHTED             WEIGHTED             WEIGHTED
                                             AVERAGE              AVERAGE              AVERAGE              AVERAGE
                                   SHARES    EXERCISE   SHARES    EXERCISE   SHARES    EXERCISE   SHARES    EXERCISE
                                   (000'S)    PRICE     (000'S)    PRICE     (000'S)    PRICE     (000'S)    PRICE
                                   -------   --------   -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  year...........................  13,362     $26.07     6,964     $ 9.60     4,283     $ 3.82     3,584     $ 2.20
Granted..........................   6,501      15.60     7,723      37.55     3,549      14.83       972      10.00
Exercised........................    (380)      5.42      (783)      5.22      (805)      2.06       (93)      0.13
Canceled.........................  (4,174)     38.51      (542)     17.97       (63)      7.12      (180)      6.83
                                   ------     ------    ------     ------     -----     ------     -----     ------
Outstanding at end of year.......  15,309     $18.80    13,362     $26.07     6,964     $ 9.60     4,283     $ 3.82
                                   ======     ======    ======     ======     =====     ======     =====     ======
Exercisable at end of year.......   4,490     $14.53     2,358     $ 7.96     1,331     $ 5.56     1,612     $ 1.82
Weighted average fair value of
  options granted................             $10.99               $24.23               $ 9.68               $ 0.09

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     Information with respect to stock options outstanding and stock options exercisable at December 30, 2001 is as follows:

                       OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
------------------------------------------------------------------   ------------------------------
                   (000'S)     WEIGHTED-AVERAGE                        (000'S)
   RANGE OF        NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$  .13 -   .13      1,391            5.5               $ 0.13           1,362           $ 0.13
$10.00 - 15.00      2,517            7.5                10.92           1,157            10.08
$15.01 - 22.00      7,227            8.7                16.29             892            18.44
$22.01 - 33.00        280            8.6                27.28              69            28.41
$33.01 - 49.00      3,894            8.6                34.63           1,010            34.66
                   ------            ---               ------           -----           ------
                   15,309            8.2               $18.80           4,490           $14.53

     The Company maintains the Fairchild Semiconductor International, Inc. Employee Stock Purchase Plan, which started on April 1, 2000. The stock purchase plan authorizes the issuance of up to 4,000,000 shares of common stock in quarterly offerings to eligible employees at a price that is equal to 85 percent of the lower of the common stock's fair value at the beginning or the end of a quarterly period. During Calendar 2001, 437,362 shares were issued under the stock purchase plan at a weighted average price of $12.05 per share.

     The Company accounts for its stock-based compensation plans in accordance with the provisions of APB No. 25. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. During Calendar 2000, Stub Year 1999 and Fiscal 1999, the Company granted 5,000, 1,358,700 and 25,600 stock options, respectively, with exercise prices less than the market price of the underlying stock on the date of the grant, and recorded total deferred compensation of $0.2 million, $13.6 million and $0.3 million, respectively. No such options were granted during Calendar 2001.

     Had compensation cost for the Company's stock Plans been determined consistent with SFAS Statement No. 123, the Company would have reported the following pro forma information:

                                                                                 STUB
                                                           CALENDAR   CALENDAR   YEAR    FISCAL
                                                             2001       2000     1999     1999
                                                           --------   --------   -----   -------
                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
Pro forma net income (loss)..............................  $(108.0)    $239.6    $13.6   $(114.3)
Pro forma basic earnings (loss) per share................  $ (1.08)    $ 2.46    $0.17   $ (1.82)
Pro forma diluted earnings (loss) per share..............  $ (1.08)    $ 2.36    $0.16   $ (1.82)

     The Company estimates the fair value of each option as of the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

                                                                                    STUB
                                                              CALENDAR   CALENDAR   YEAR   FISCAL
                                                                2001       2000     1999    1999
                                                              --------   --------   ----   ------
Expected volatility.........................................      65%        60%      49%     49%
Dividend yield..............................................      --         --       --      --
Risk-free interest rate.....................................    4.63%      6.32%    4.89%   4.43%
Expected life, in years.....................................     6.0        5.0      4.0     3.4

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- RETIREMENT PLANS

     The Company sponsors the Fairchild Personal Savings and Retirement Plan (the "Retirement Plan"), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the United States. The Company provides a matching contribution equal to 75% of employee elective deferrals up to a maximum of 6% of an employee's annual compensation. The Company also maintains a non-qualified Benefit Restoration Plan, under which employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The Company matches employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. During Calendar 2001, the 401(k) match was suspended for substantially all employees.

     Total expense recognized under these plans was $4.0 million, $4.4 million, $2.3 million, and $3.5 million for Calendar 2001, Calendar 2000, Stub Year 1999 and Fiscal 1999, respectively.

     Employees in Korea who have been with the Company for over one year are entitled by Korean law to receive lump-sum payments upon termination of their employment. The payments are based on current rates of pay and length of service through the date of termination. It is the Company's policy to accrue for this estimated liability as of each balance sheet date. Amounts recognized as expense were $5.6 million, $6.3 million, $2.4 million and $0.3 million for Calendar 2001, Calendar 2000, Stub Year 1999 and Fiscal 1999, respectively.

     Employees in Malaysia participate in a defined contribution plan. The Company has funded accruals for this plan in accordance with statutory regulations in Malaysia. Contributions made by the Company under this plan were $1.9 million, $2.2 million, $0.9 million, and $1.2 million for Calendar 2001, Calendar 2000, Stub Year 1999, and Fiscal 1999, respectively.

     Employees in the Philippines participate in a defined benefit plan. The benefits are based on years of service and a multiple of the employee's final monthly salary. The Company's funding policy is to contribute annually the amount necessary to maintain the plan on an actuarially sound basis. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The contributions made for Calendar 2001, Calendar 2000, Stub Year 1999, and Fiscal 1999 were not material to the consolidated financial statements.

     Employees in England, Italy, Germany, Hong Kong, China, Singapore and Japan are also covered by a variety of defined benefit and/or defined contribution pension plans that are administered consistent with local statutes and practices. The contributions made under each of the respective plans for Calendar 2001, Calendar 2000, Stub Year 1999, and Fiscal 1999 were not material to the consolidated financial statements.

     Certain executives of the Company are eligible for post-retirement health benefits, which are being accrued ratably over the three year term of the related employment agreements entered into by the executives with the Company in Calendar 2000. At December 30, 2001, the accrual for post-retirement health benefits is not material to the consolidated financial statements.

NOTE 8 -- LEASE COMMITMENTS

     Rental expense related to certain facilities and equipment of the Company's plants was $21.9 million, $16.1 million, $8.2 million, and $12.5 million for Calendar 2001, Calendar 2000, Stub Year 1999, and Fiscal 1999, respectively.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     Future minimum lease payments under noncancelable operating leases as of December 30, 2001 are as follows:

                    YEAR ENDED DECEMBER,                      (IN MILLIONS)
                    --------------------                      -------------
  2002......................................................      $17.5
  2003......................................................       16.9
  2004......................................................       10.8
  2005......................................................        6.2
  2006......................................................        4.6
  Thereafter................................................       10.4
                                                                  -----
                                                                  $66.4
                                                                  =====

NOTE 9 -- REDEEMABLE PREFERRED STOCK

     Concurrent with the Recapitalization, the Company authorized 70,000 shares of redeemable preferred stock at a par value of $.01, all of which were designated as 12% Series A cumulative compounding preferred stock (the "Redeemable Preferred Stock"). The Redeemable Preferred Stock had a stated value of $1,000 per share and was entitled to annual dividends when, as and if declared, which dividends were cumulative, whether or not earned or declared, and accrued at a rate of 12%, compounding annually. On August 9, 1999, in connection with the IPO, all of the shares of the Company's previously authorized Redeemable Preferred Stock were converted into shares of the Company's Class A Common Stock. Each preferred stockholder received 75.714571 shares of Class A Common Stock per share of preferred stock, reflecting the $1,000 liquidation value of the preferred stock, plus accumulated unpaid dividends to the date of conversion, converted into common stock on the basis of $17.39 per share. As a result of the conversion, 70,000 shares of preferred stock were converted into 5,300,020 shares of common stock. The total liquidation value of the Redeemable Preferred Stock at August 9, 1999 was $92.2 million.

NOTE 10 -- STOCKHOLDERS' EQUITY

PREFERRED STOCK

     Under the Company's Restated Certificate of Incorporation, the Company's Board of Directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 30, 2001, no shares were issued.

PUBLIC OFFERINGS

     On January 25, 2000, the Company completed a follow-on public offering of 23,500,000 shares of its Class A Common Stock at a price of $33.4375 per share. In addition, the Company sold 1,410,000 shares and 2,115,000 shares were sold by an existing stockholder pursuant to the underwriter's overallotment option. The underwriting discount was $1.50 per share. The 23,500,000 shares included 6,140,880 newly issued shares sold by the Company and 17,359,120 shares sold by existing stockholders, including all remaining shares owned by National Semiconductor, the Company's former parent. The Company did not receive any proceeds from shares sold by existing stockholders. The net proceeds to the Company after the underwriting discount and other related expenses were approximately $240.0 million.

     On August 9, 1999, the Company completed an initial public offering ("IPO") of its Class A Common Stock and sold an aggregate of 20,000,000 shares at a price of $18.50 per share. The underwriting discount was $1.11 per share. The net proceeds after the underwriting discount and other IPO expenses were approximately $345.0 million. In addition, National Semiconductor Corporation, one of the Company's principal stockholders, sold 3,000,000 additional shares pursuant to the underwriters' overallotment option. The Company

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES received no proceeds from this sale, which closed on August 12, 1999. Concurrent with the IPO, all of the shares of the Company's previously authorized 12% Series A Cumulative Compounding Preferred Stock were converted into shares of the Company's Class A Common Stock.

COMMON STOCK

     The Company has authorized 340,000,000 shares of common stock at a par value of $.01 per share, divided into two classes consisting of 170,000,000 shares of Class A stock and 170,000,000 shares of Class B stock. The holders of Class A stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Except as required by law, the holders of Class B stock have no voting rights. A holder of either class of common stock may convert any or all of his shares into an equal number of shares of the other class of common stock provided that in the case of a conversion from Class B stock, which is nonvoting, into Class A stock, which is voting, such conversion would be permitted only to the extent that the holder of shares to be converted would be permitted under applicable law to hold the total number of shares of Class A stock which would be held after giving effect to the conversion.

     Effective March 7, 2001, affiliates of Citigroup Inc., one of the Company's principal stockholders, converted 17,281,000 shares of Class B Common Stock into an equal number of shares of Class A Common Stock. As a result, no Class B Common Stock shares were outstanding at December 30, 2001. Total common shares outstanding were not affected by this transaction. Shares of the Company's Class A Common Stock and Class B Common Stock are identical in all respects, except that Class B shares have no voting rights, other than as provided by law, and there is no public market for Class B shares.

     Under a shelf registration statement filed with the Securities and Exchange Commission on December 18, 2000, the Company may issue up to 10,000,000 shares of additional common stock. Shares of stock covered by this shelf registration statement may be issued from time to time by Fairchild International in connection with strategic acquisitions of other businesses, assets or securities, authorized by the company's board of directors. The amounts, prices and other terms of share issuances would be determined at the time of particular transactions.

NOTE 11 -- RESTRUCTURING AND IMPAIRMENTS

     The Company assesses the need to record restructuring charges in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination and SAB No. 100, Restructuring and Impairment Charges. In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF No. 94-3, a liability for the restructuring charges is recognized in the period management approves the restructuring plan.

     During Calendar 2001, the Company recorded pre-tax restructuring and impairment charges of $21.4 million. In the first quarter, the Company recorded an $8.3 million charge for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine. At December 30, 2001, substantially all of these assets have been disposed of. Employee separation costs of $1.2 million, $3.9 million, $0.8 million and $7.2 million were recorded in the first, second, third and fourth quarters, respectively. The charges for employee separation arrangements provided for severance and other benefits associated with the approximately 1,000 salaried, hourly and temporary employees severed as a result of these actions. The affected employees, who worked in production, engineering, sales and marketing and administration, were located in the United States, the Philippines, Malaysia, and Europe.

     Restructuring and impairments in Calendar 2000 include gains in the first quarter resulting from additional funds received in connection with the sale of the Company's former Mountain View, California

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES facility ($3.5 million) and the adjustment of restructuring reserves upon final execution of several prior year actions ($2.1 million).

     In the first quarter of Fiscal 1999, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded a pre-tax restructuring charge of approximately $4.5 million. The restructuring charge consisted of $0.8 million related to non-cash asset impairments and $3.7 million of employee separation costs. The asset impairments relate to idle production equipment in the Company's former Mountain View, California and West Jordan, Utah facilities. These assets have been disposed of. The charge for employee separation arrangements provided for severance and other benefits associated with the approximately 600 salaried, hourly and temporary employees severed as a result of this action. The affected employees, who worked in production, engineering, sales and marketing and administration, were located in the United States and the Philippines.

     In the third quarter of Fiscal 1999, the Company recorded a pre-tax restructuring charge of approximately $2.7 million related to the transfer of all assembly and test work performed at its former Mountain View, California facility to its Penang, Malaysia facility. The charge consisted of $1.9 million of non-cash asset impairments and $0.8 million for severance and other benefits for 54 production employees terminated as a result of the transfer. The asset impairments consisted of production equipment that was idled as a result of this action. These assets have been disposed of.

     In connection with the sale of its former Mountain View, California facility on April 2, 1999, the Company announced the transfer of all wafer production to its South Portland, Maine facility. In the fourth quarter of Fiscal 1999, the Company recorded a pre-tax restructuring charge of approximately $10.0 million, which consisted of $2.6 million of non-cash asset impairments, $4.0 million for severance and employee benefits, $1.9 million for a loss on sale of the facility and $1.5 million for other exit costs. This action resulted in the termination of approximately 170 salaried, hourly and temporary employees, all of whom worked for the Company's Analog and Mixed Signal Division in Mountain View or San Diego, California in the areas of production, engineering, selling and marketing and administration. Other exit costs include $1.0 million paid under a non-cancelable operating lease after operations ceased as well as other incremental costs associated with the facility closure. The non-cash asset impairments primarily consisted of production equipment that was not transferred to South Portland, Maine. These assets have all been disposed of.

     During the fourth quarter of Fiscal 1999, the Company also recorded a pre-tax charge of $4.1 million related to the restructuring of its memory product lines, whereby the Company streamlined its operations to focus solely on its most profitable products. The charge included $3.9 million for non-cash asset impairments and $0.2 million for employee separation costs, all of which were paid by May 30, 1999. The non-cash impairments consisted of production equipment and other equipment in West Jordan, Utah, and Sunnyvale, California that became idle as a result of the plan. The assets have been disposed of.

     The Memory Division product line restructuring plan also included the write-off of inventories ($9.9 million) as well as provisions for additional distribution sales allowances required as a result of this action ($5.5 million). These costs have been excluded from the restructuring charge and have been recorded as a reduction against net sales in the case of the distribution sales allowances and as a charge to cost of sales for the inventory write-offs.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table summarizes the previously mentioned restructuring and impairment charges for Calendar 2001 (in millions):

Accrual balance as of December 31, 2000.....................   $   --
  Accrual...................................................     21.4
  Cash payments.............................................     (9.7)
  Non-cash items............................................    (10.4)
                                                               ------
Accrual balance as of December 30, 2001.....................   $  1.3
                                                               ======

     The Company expects to complete payment of restructuring accruals within the next three months.

NOTE 12 -- RELATED PARTY TRANSACTIONS

     The Company provides contract manufacturing services to National Semiconductor, which held an equity interest in the Company. On January 25, 2000, National Semiconductor sold its remaining ownership interest in the Company and, as such, is no longer a related party.

     During Stub Year 1999 and Fiscal 1999 National Semiconductor provided business support services under a transition services agreement. The amounts for contract manufacturing services for National Semiconductor and business support services provided by National Semiconductor to the Company are as follows:

                                                              STUB
                                                              YEAR   FISCAL
                                                              1999    1999
                                                              ----   ------
                                                              (IN MILLIONS)
Manufacturing services performed by National Semiconductor
  plants....................................................  $1.0   $ 5.6
Headquarters, freight, duty, warehousing and other elements
  of cost of sales..........................................    --     4.4
                                                              ----   -----
                                                              $1.0   $10.0
                                                              ====   =====
Cost of business support services provided by National
  Semiconductor.............................................  $0.1   $10.7
                                                              ====   =====

     As a result of tax consequences associated with their stock ownership in the Company, loans aggregating $5.0 million were made to the management investors for payment of their individual federal and state tax liabilities in June 1998. These loans, along with accrued and unpaid interest were cancelled upon the Company's initial public offering of its stock. As a result of the cancellation of these loans, the Company also paid the management investors amounts sufficient to enable them to discharge all associated individual tax liabilities. A total charge of $8.3 million was recorded in selling, general and administrative expense during Stub Year 1999 as a result of these transactions.

NOTE 13 -- CONTINGENCIES

     The Company's facilities in South Portland, Maine and West Jordan, Utah have ongoing remediation projects to respond to certain releases of hazardous substances that occurred prior to the Recapitalization. Pursuant to the Asset Purchase Agreement, National Semiconductor has agreed to indemnify the Company for the future costs of these projects. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented.

     The Company's former Mountain View, California, facility is located on a contaminated site under the Comprehensive Environmental Response, Compensation and Liability Act. Under the terms of the Acquisition Agreement with Raytheon Company, dated December 31, 1997, Raytheon Company has assumed responsibility for all remediation costs or other liabilities related to historical contamination.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company's facility in Mountaintop, Pennsylvania has an ongoing remediation project to respond to releases of hazardous materials that occurred prior to acquisition of the discrete power products ("DPP") business from Intersil Corporation ("Intersil"). Under the Asset Purchase Agreement, Intersil indemnified us for specific environmental issues covered under the asset purchase agreement between the previous owner, Harris Corporation, and Intersil.

     The Company has recently reached an agreement in principle to settle the patent infringement lawsuit filed by Siliconix Incorporated in the United States District Court for the Northern District of California. The terms of the settlement are not material to our financial position and are not expected to have a material effect on our future results of operations.

     During 2001, the Company agreed to settle the patent infringement lawsuit filed against us and other defendants in 1999 by U.S. Philips Corporation in the United States District Court for the Southern District of New York. The terms of the settlement are not material to our financial position and are not expected to have a material effect on our future results of operations.

     In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these additional matters at December 30, 2001. It is management's opinion that after final disposition, any monetary liability or financial impact to the Company would not be material to the Company's financial position, annual results of operations or cash flows.

NOTE 14 -- FINANCIAL INSTRUMENTS

FAIR VALUE AND NOTIONAL PRINCIPAL OF DERIVATIVE FINANCIAL INSTRUMENTS

     The table below shows the fair value and notional principal of the Company's derivative financial instruments as of December 30, 2001 and December 31, 2000. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the Company's exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 30, 2001 and December 31, 2000. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

                                      DECEMBER 30, 2001                   DECEMBER 31, 2000
                              ---------------------------------   ---------------------------------
                              NOTIONAL    CARRYING   ESTIMATED    NOTIONAL    CARRYING   ESTIMATED
                              PRINCIPAL    AMOUNT    FAIR VALUE   PRINCIPAL    AMOUNT    FAIR VALUE
                              ---------   --------   ----------   ---------   --------   ----------
                                                         (IN MILLIONS)
Foreign currency exchange
  contracts.................    $78.0       $1.6        $1.6        $29.0        $--        $0.5

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS

     A summary table of estimated fair values of other financial instruments is as follows:

                                                  DECEMBER 30, 2001       DECEMBER 31, 2000
                                                ---------------------   ---------------------
                                                CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                 AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                --------   ----------   --------   ----------
                                                               (IN MILLIONS)
Long-Term Debt:
  Senior subordinated notes...................   $935.0      $964.8      $585.0      $545.6
  Convertible Senior Subordinated Notes.......    200.0       235.4          --          --
  Term loans..................................      3.6         3.6          --          --
  Revolving Credit Facility borrowings........       --          --       120.2       120.2

NOTE 15 -- OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

     Fairchild designs, develops, manufactures and markets high performance multi-market semiconductors. The Company is currently organized into three reportable segments: Analog and Mixed Signal Products Group ("Analog"), Discrete Products Group ("Discrete") and Interface and Logic Products Group ("Interface and Logic").

     The Company has determined that its Configurable Products business unit and its Optoelectronics Group do not meet the threshold for a separate reportable segment under SFAS No. 131, and accordingly these segments' results are included as part of the "Other" category for all periods presented. Management evaluates the contract manufacturing business differently than its other operating segments due in large part to the fact that it is predominantly driven by contractual agreements for limited time periods entered into with National Semiconductor and Samsung Electronics.

     In addition to the operating segments mentioned above, the Company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by vice presidents who report to the Chief Executive Officer. The expenses of these groups are allocated to the operating segments and are included in the operating results reported below. The Company does not allocate income taxes to its operating segments, and while interest expense allocations are made for informational purposes, the operating segments are principally evaluated on operating profit before interest and taxes.

     The Company does not specifically identify and allocate all assets by operating segment. It is the Company's policy to fully allocate depreciation and amortization to its operating segments. Operating segments do not sell products to each other, and accordingly, there are no inter-segment revenues to be reported. The accounting policies for segment reporting are the same as for the Company as a whole.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     Statement of operations information on reportable segments for Calendar 2001, Calendar 2000, Stub Year 1999, and Fiscal 1999 is as follows:

                                                                         STUB
                                                  CALENDAR   CALENDAR    YEAR    FISCAL
                                                    2001       2000      1999     1999
                                                  --------   --------   ------   ------
                                                              (IN MILLIONS)
REVENUE AND OPERATING INCOME (LOSS):
Analog and Mixed Signal Products Group
  Trade revenue.................................  $  302.9   $  380.6   $177.8   $ 99.8
  Operating income (loss).......................       0.5       40.6     19.5     (4.3)
                                                  --------   --------   ------   ------
Discrete Products Group
  Trade revenue.................................  $  664.6   $  749.0   $316.9   $222.8
  Operating income..............................      28.5      129.7     24.6     16.8
                                                  --------   --------   ------   ------
Interface and Logic Products Group
  Trade revenue.................................  $  266.3   $  424.2   $184.0   $267.6
  Operating income..............................      26.6      106.5     20.9     18.8
                                                  --------   --------   ------   ------
Other
  Trade revenue(1)..............................  $  105.1   $  127.8   $ 35.3   $ 63.9
  Contract manufacturing revenue................      68.8      101.6     72.2     81.0
  Operating income (loss)(2)....................     (27.1)      51.1     17.5    (78.7)
                                                  --------   --------   ------   ------
Total Consolidated
  Trade revenue.................................  $1,338.9   $1,681.6   $714.0   $654.1
  Contract manufacturing revenue................      68.8      101.6     72.2     81.0
  Operating income (loss).......................      28.5      327.9     82.5    (47.4)

---------------

(1) Includes $5.5 million reduction to trade sales due to the memory restructuring action in Fiscal 1999.

(2) Other includes in Calendar 2001, $13.8 million of in-process research and development costs associated with the Company's acquisitions of DPP and Impala Linear Corporation, and $21.4 million for restructuring; in Calendar 2000, a $3.5 million gain resulting from additional funds received in connection with the sale of the Company's former Mountain View, California facility, a $2.1 million gain for the adjustment of restructuring reserves upon final execution of several prior year actions and $9.0 million of in-process research and development costs associated with the Company's QT Optoelectronics, KOTA and Micro Linear acquisitions; in Stub Year 1999, an $8.3 million charge for the forgiveness of certain loans made to the Company's management investors for payment of individual income tax liabilities resulting from their ownership of Fairchild International's common stock; in Fiscal 1999, charges of $34.0 million for purchased in-process research and development, $21.3 million for restructuring, $15.4 million for additional charges taken for asset impairments in connection with the Memory restructuring and $1.1 million of other charges not allocated to the operating segments.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     Depreciation and amortization by reportable operating segment were as follows:

                                                                          STUB
                                                    CALENDAR   CALENDAR   YEAR    FISCAL
                                                      2001       2000     1999     1999
                                                    --------   --------   -----   ------
                                                               (IN MILLIONS)
Analog and Mixed Signal Products Group............   $ 34.1     $ 30.8    $16.0   $ 12.0
Discrete Products Group...........................     84.8       58.1     32.5     28.6
Interface and Logic Products Group................     40.6       51.7     31.3     53.2
Other.............................................     19.6       10.5      2.5     10.0
                                                     ------     ------    -----   ------
Total.............................................   $179.1     $151.1    $82.3   $103.8
                                                     ======     ======    =====   ======

     Geographic revenue information is based on the locations of the selling entities within the indicated geographic areas. No individual foreign country except Korea is material to total revenues.

     Revenues by geographic region were as follows:

                                                                         STUB
                                                  CALENDAR   CALENDAR    YEAR    FISCAL
                                                    2001       2000      1999     1999
                                                  --------   --------   ------   ------
                                                              (IN MILLIONS)
TOTAL REVENUES:
North America...................................  $  324.8   $  470.3   $201.2   $299.5
Korea...........................................     264.8      321.0    172.3     68.8
Asia/Pacific....................................     637.3      764.9    325.6    255.5
Europe..........................................     180.8      227.0     87.1    111.3
                                                  --------   --------   ------   ------
Total...........................................  $1,407.7   $1,783.2   $786.2   $735.1
                                                  ========   ========   ======   ======

     In Calendar 2001, Calendar 2000, Stub Year 1999, and Fiscal 1999, National Semiconductor accounted for 3.9%, 4.3%, 6.9% and 11.0%, respectively, of the Company's total revenues. In Calendar 2001, Calendar 2000 and in Stub Year 1999, sales to Samsung Electronics accounted for 10.1%, 8.9% and 7.0%, respectively, of the Company's total revenues.

     Geographic property, plant and equipment balances as of December 30, 2001 and December 31, 2000 are based on the physical locations within the indicated geographic areas and are as follows:

                                                              DECEMBER 30,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                     (IN MILLIONS)
PROPERTY, PLANT & EQUIPMENT, NET:
United States...............................................     $325.0         $255.1
Korea.......................................................      188.8          186.6
Philippines.................................................       57.2           58.0
Malaysia....................................................       71.3           84.7
All Others..................................................       17.3           12.2
                                                                 ------         ------
  Total.....................................................     $659.6         $596.6
                                                                 ======         ======

NOTE 16 -- ACQUISITIONS

     On March 16, 2001, the Company completed its acquisition of DPP for a purchase price of approximately $344.2 million in cash, including related acquisition expenses, subject to post-closing adjustments. DPP was a

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES leading provider of silicon-based discrete power devices for the computer, communications, industrial, automotive, and space and defense end-user markets. The transaction was accounted for as a purchase and DPP's results of operations since the date of acquisition have been included in the accompanying statement of operations. The purchase price has been allocated based on estimated fair values at the date of acquisition. In connection with the DPP acquisition, the Company recorded a non-recurring charge of $12.8 million for in-process research and development. This preliminary allocation has resulted in acquired goodwill of approximately $166.1 million, with the remainder of the purchase price in excess of the fair value of net tangible assets allocated to various other intangible assets.

     On September 5, 2001, the Company completed its acquisition of Impala Linear Corporation (Impala) for approximately $4.6 million, subject to post-closing adjustments, paid in the Company's common stock. Impala designs analog power management semiconductors for a wide range of portable devices including laptops, MP3 players, cell phones, portable test equipment and PDA's. The transaction was accounted for as a purchase and the acquired business's results of operations since the date of acquisition have been included in the accompanying statement of operations. The purchase price has been allocated based on estimated fair values at the date of acquisition. In connection with the Impala acquisition, the Company recorded a non-recurring charge of $1.0 million for in-process research and development. This preliminary allocation has resulted in acquired goodwill of approximately $5.1 million. In accordance with FAS No. 141, goodwill has been estimated to have an indefinite life.

     On September 8, 2000, the Company completed its acquisition of the power management business of Micro Linear Corporation for a purchase price of approximately $11.0 million in cash. Micro Linear's power management business consists of analog products including offline power switches, low power battery management, video filters and bus terminators. The transaction was accounted for as a purchase and Micro Linear's results of operations since the date of acquisition have been included in the accompanying statements of operations. In connection with the Micro Linear acquisition, the Company recorded a non-recurring charge of $3.3 million for in-process research and development. The purchase price in excess of the fair value of net tangible and identifiable intangible assets was recorded as goodwill in the amount of $3.2 million.

     On September 8, 2000, the Company also completed its acquisition of KOTA Microcircuits, Inc. ("KOTA") for approximately $12.1 million, paid in the Company's common stock. For the KOTA acquisition, the Company issued 247,192 shares of common stock with 59,034 held in escrow. KOTA designs manufactures and markets high-performance operational amplifiers and other standard linear products. The transaction was accounted for as a purchase and KOTA's results of operations since the date of acquisition have been included in the accompanying statements of operations. In connection with the KOTA acquisition, the Company recorded a non-recurring charge of $2.5 million for in-process research and development. The purchase price in excess of the fair value of net tangible and identifiable intangible assets was recorded as goodwill in the amount of $8.1 million.

     On May 28, 2000, the Company completed its acquisition of QT Optoelectronics, Inc. ("QTO") for approximately $92.0 million, 86.6 percent paid in the Company's common stock (1,918,002 shares) with the remainder paid in cash. In addition, in conjunction with the acquisition, the Company assumed and immediately repaid $14.0 million of QTO's long-term debt. QTO designs, manufactures and markets LED lamps and displays, infrared components, custom optoelectronics and optocouplers and is the world's largest independent company solely focused on optoelectronics. The transaction was accounted for as a purchase and QTO's results of operations since the date of acquisition have been included in the accompanying statements of operations. In connection with the QTO acquisition, the Company recorded a non-recurring charge of $3.2 million for in-process research and development. The remaining purchase price in excess of the fair value of net tangible assets was recorded as goodwill in the amount of $60.3 million and to various other intangible assets.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     In April 1999, the Company completed the acquisition of the power device business of Samsung Electronics for a purchase price of approximately $414.9 million, including related acquisition expenses. The power device business designs, manufactures and markets power discrete semiconductors and standard analog integrated circuits serving the personal computer, industrial, telecommunications and consumer electronics markets. The purchase includes all of the worldwide operations and assets of the power device business, which are comprised in part of a high volume wafer fabrication plant along with design and development operations in Bucheon, South Korea, secured services for high volume assembly and test operations and worldwide sales and marketing operations. The purchase price was financed through a combination of borrowings under the Company's Senior Credit Facilities, the 10 3/8% Notes and other borrowings (See
Note 4).

     The power device business acquisition was accounted for by the purchase method of accounting and accordingly, the results of operations of the power device business are included in the accompanying consolidated financial statements since the acquisition date. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $289.5 million. Approximately $34.0 million of the purchase price in excess of fair value of net tangible assets was allocated to purchased in-process research and development. Accordingly, the Company recorded a non-recurring charge for this purchased in-process research and development concurrent with the acquisition in Fiscal 1999. The remaining purchase price in excess of fair value of net tangible assets was allocated to various identifiable intangible assets.

     All acquisitions completed for Calendar 2001 and Calendar 2000 are immaterial and, therefore, no pro forma results of operations are presented.

     The following unaudited pro forma consolidated results of operations are presented as if the power device business acquisition was made at the beginning of the period presented below (in millions, except per share amounts):

                                                               FISCAL
                                                                1999
                                                              --------
Revenues....................................................  $1,111.9
Net income (loss)...........................................    (155.9)
Net income (loss) applicable to common stockholders.........    (165.7)
Net earnings (loss) per share:
  Basic.....................................................  $  (2.63)
  Diluted...................................................  $  (2.63)

     The pro forma results of operations include adjustments to give effect to the contracts the Company entered into with Samsung Electronics, additional depreciation and amortization related to the increased value of acquired fixed assets and identifiable intangibles, interest expense on debt assumed issued to finance the purchases, as well as adjustments to eliminate historical expenses which will not be incurred by the Company. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented or the future results of the combined operations.

NOTE 17 -- DERIVATIVES

     Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, and SFAS No. 138 Accounting for Certain Derivatives and Hedging Activities -- An Amendment of FASB Statement No. 133, which modified certain provisions of SFAS No. 133. All derivatives, whether designated as hedging

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES relationships or not, are required to be recorded on the balance sheet at fair value. The Company utilizes fair value hedges, as defined by SFAS No. 133 and SFAS No. 138, to hedge certain foreign currency balance sheet exposures and cash flow hedges to hedge certain foreign currency forecasted revenue streams. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro and the Japanese yen. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures.

     Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, had no impact on earnings for Calendar 2001. No cash flow hedges were derecognized or discontinued for Calendar 2001.

     The adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, resulted in no cumulative adjustment to income or OCI as no cash flow derivative instruments were outstanding at December 31, 2000.

NOTE 18 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Fairchild International and certain of Fairchild Semiconductor Corporation's subsidiaries are guarantors under the Senior Subordinated Notes. Accordingly, presented below are condensed consolidating balance sheets of Fairchild International as of December 30, 2001 and December 31, 2000 and related condensed consolidating statements of operations and cash flows for Calendar 2001, Calendar 2000, Stub Year 1999 and Fiscal 1999.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                 DECEMBER 30, 2001
                                 ---------------------------------------------------------------------------------
                                   UNCONSOLIDATED      UNCONSOLIDATED
                                      FAIRCHILD          FAIRCHILD                         NON-
                                    SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                 INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS
                                 -------------------   --------------   ------------   ------------   ------------
                                                                   (IN MILLIONS)
            ASSETS
Current assets:
  Cash and cash equivalents....        $   --             $  476.3         $   --         $ 28.1       $      --
  Accounts receivable, net.....            --                 31.8            1.4          100.4              --
  Inventories..................            --                113.9           21.0           74.2              --
  Deferred income taxes........            --                 15.2            0.8            0.4              --
  Other current assets.........            --                  3.9            0.1            7.3              --
                                       ------             --------         ------         ------       ---------
    Total current assets.......            --                641.1           23.3          210.4              --
Property, plant and equipment,
  net..........................            --                257.6           67.5          334.5              --
Deferred income taxes..........           5.9                 54.0           12.9          (11.3)             --
Intangible assets, net.........            --                 14.0          300.8          165.0              --
Investment in subsidiary.......         801.1                894.9          154.0            2.0        (1,852.0)
Other assets...................            --                 55.8            3.1           14.6              --
                                       ------             --------         ------         ------       ---------
    Total assets...............        $807.0             $1,917.4         $561.6         $715.2       $(1,852.0)
                                       ======             ========         ======         ======       =========
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
Current liabilities:
  Current portion of long-term
    debt.......................        $   --             $    0.4         $   --         $   --       $      --
  Accounts payable.............            --                 48.1            7.5           51.1              --
  Accrued expenses and other
    current liabilities........            --                 59.3            3.2           29.7              --
                                       ------             --------         ------         ------       ---------
    Total current
      liabilities..............            --                107.8           10.7           80.8              --
Long-term debt, less current
  portion......................            --              1,138.2             --             --              --
Net intercompany (receivable)
  payable......................            --               (136.1)         (22.1)         158.2              --
Other liabilities..............            --                  6.4            2.0           (4.7)             --
                                       ------             --------         ------         ------       ---------
    Total liabilities..........            --              1,116.3           (9.4)         234.3              --
                                       ------             --------         ------         ------       ---------
Commitments and contingencies
Stockholders' equity:
  Class A common stock.........           1.0                   --             --             --              --
  Class B common stock.........            --                   --             --             --              --
  Additional paid-in capital...         809.7                   --             --             --              --
  Retained earnings
    (deficit)..................           0.1                800.1          571.0          480.9        (1,852.0)
  Accumulated other
    comprehensive income.......            --                  1.0             --             --              --
  Less treasury stock (at
    cost)......................          (3.8)                  --             --             --              --
                                       ------             --------         ------         ------       ---------
    Total stockholders'
      equity...................         807.0                801.1          571.0          480.9        (1,852.0)
                                       ------             --------         ------         ------       ---------
    Total liabilities and
      stockholders' equity.....        $807.0             $1,917.4         $561.6         $715.2       $(1,852.0)
                                       ======             ========         ======         ======       =========

                                  DECEMBER 30, 2001
                                 -------------------
                                    CONSOLIDATED
                                      FAIRCHILD
                                    SEMICONDUCTOR
                                 INTERNATIONAL, INC.
                                 -------------------
                                    (IN MILLIONS)
            ASSETS
Current assets:
  Cash and cash equivalents....       $  504.4
  Accounts receivable, net.....          133.6
  Inventories..................          209.1
  Deferred income taxes........           16.4
  Other current assets.........           11.3
                                      --------
    Total current assets.......          874.8
Property, plant and equipment,
  net..........................          659.6
Deferred income taxes..........           61.5
Intangible assets, net.........          479.8
Investment in subsidiary.......             --
Other assets...................           73.5
                                      --------
    Total assets...............       $2,149.2
                                      ========
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
Current liabilities:
  Current portion of long-term
    debt.......................       $    0.4
  Accounts payable.............          106.7
  Accrued expenses and other
    current liabilities........           92.2
                                      --------
    Total current
      liabilities..............          199.3
Long-term debt, less current
  portion......................        1,138.2
Net intercompany (receivable)
  payable......................             --
Other liabilities..............            3.7
                                      --------
    Total liabilities..........        1,341.2
                                      --------
Commitments and contingencies
Stockholders' equity:
  Class A common stock.........            1.0
  Class B common stock.........             --
  Additional paid-in capital...          809.7
  Retained earnings
    (deficit)..................            0.1
  Accumulated other
    comprehensive income.......            1.0
  Less treasury stock (at
    cost)......................           (3.8)
                                      --------
    Total stockholders'
      equity...................          808.0
                                      --------
    Total liabilities and
      stockholders' equity.....       $2,149.2
                                      ========

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                            TWELVE MONTHS ENDED DECEMBER 30, 2001
                           -------------------------------------------------------------------------------------------------------
                             UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                                FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                              SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                           INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                           -------------------   --------------   ------------   ------------   ------------   -------------------
                                                                        (IN MILLIONS)
Revenue:
  Net sales -- trade.....        $   --             $  244.9         $ 56.9        $1,037.1      $      --          $1,338.9
  Net sales --
    intercompany.........            --                883.3           92.2           289.9       (1,265.4)               --
  Contract
    manufacturing........            --                 58.0             --            10.8             --              68.8
                                 ------             --------         ------        --------      ---------          --------
    Total revenue........            --              1,186.2          149.1         1,337.8       (1,265.4)          1,407.7
Operating expenses:
  Cost of sales..........            --                125.2           45.2           835.6             --           1,006.0
  Cost of sales --
    intercompany.........            --                915.2           88.4           261.8       (1,265.4)               --
  Cost of contract
    manufacturing........            --                 41.5             --             6.1             --              47.6
  Research and
    development..........            --                 40.8           21.2            21.0             --              83.0
  Selling, general and
    administrative.......            --                 89.3           17.1            47.9             --             154.3
  Amortization of
    acquisition-related
    intangibles..........            --                  0.4           23.1            29.6             --              53.1
  Purchased in-process
    research and
    development..........            --                  1.0           12.8              --             --              13.8
  Restructuring and
    impairments..........            --                 14.1            3.1             4.2             --              21.4
                                 ------             --------         ------        --------      ---------          --------
    Total operating
      expenses...........            --              1,227.5          210.9         1,206.2       (1,265.4)          1,379.2
                                 ------             --------         ------        --------      ---------          --------
Operating income
  (loss).................            --                (41.3)         (61.8)          131.6             --              28.5
Interest expense.........            --                103.6            0.1             0.2             --             103.9
Interest income..........            --                (14.5)          (0.4)           (0.4)            --             (15.3)
Other expense, net.......            --                  4.0             --              --             --               4.0
Equity in subsidiary
  (income) loss..........          41.7                (69.0)         (12.5)             --           39.8                --
                                 ------             --------         ------        --------      ---------          --------
Income (loss) before
  income taxes...........         (41.7)               (65.4)         (49.0)          131.8          (39.8)            (64.1)
Provision (benefit) for
  income taxes...........            --                (23.7)          (0.7)            2.0             --             (22.4)
                                 ------             --------         ------        --------      ---------          --------
Net income (loss)........        $(41.7)            $  (41.7)        $(48.3)       $  129.8      $   (39.8)         $  (41.7)
                                 ======             ========         ======        ========      =========          ========

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                             TWELVE MONTHS ENDED DECEMBER 30, 2001
                                    ----------------------------------------------------------------------------------------
                                      UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                         FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                       SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                    INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                    -------------------   --------------   ------------   ------------   -------------------
                                                                         (IN MILLIONS)
Cash flows from operating
  activities......................         $  --             $ 102.1          $ 0.8          $ 52.9            $ 155.8
                                           -----             -------          -----          ------            -------
Investing activities:
  Capital expenditures............            --               (69.5)          (0.7)          (47.6)            (117.8)
  Proceeds from sale of property,
     plant and equipment..........            --                 4.1             --              --                4.1
  Purchase of molds and tooling...            --                  --           (0.1)           (4.5)              (4.6)
  Purchase of long-term
     investments..................            --                (3.5)            --              --               (3.5)
  Acquisitions, net of cash
     acquired.....................            --              (344.5)            --              --             (344.5)
  Investment (in) from
     affiliate....................          (1.5)                1.5             --              --                 --
                                           -----             -------          -----          ------            -------
     Cash (used in) investing
       activities.................          (1.5)             (411.9)          (0.8)          (52.1)            (466.3)
                                           -----             -------          -----          ------            -------
Financing activities:
  Repayment of long-term debt.....            --              (120.5)            --              --             (120.5)
  Issuance of long-term debt......            --               550.0             --              --              550.0
  Proceeds from issuance of common
     stock and from issuance of
     stock options, net...........           7.3                  --             --              --                7.3
  Purchase of treasury stock......          (5.8)                 --             --              --               (5.8)
  Debt issuance costs.............            --               (17.9)            --              --              (17.9)
                                           -----             -------          -----          ------            -------
     Cash provided by financing
       activities.................           1.5               411.6             --              --              413.1
                                           -----             -------          -----          ------            -------
Net change in cash and cash
  equivalents.....................            --               101.8             --             0.8              102.6
Cash and cash equivalents at
  beginning of period.............            --               374.5             --            27.3              401.8
                                           -----             -------          -----          ------            -------
Cash and cash equivalents at end
  of period.......................         $  --             $ 476.3          $  --          $ 28.1            $ 504.4
                                           =====             =======          =====          ======            =======
Supplemental Cash Flow
  Information:
  Cash paid (received) during the
     period for:
     Income taxes.................         $  --             $  (0.3)         $  --          $ 16.8            $  16.5
                                           =====             =======          =====          ======            =======
     Interest.....................         $  --             $  82.3          $  --          $   --            $  82.3
                                           =====             =======          =====          ======            =======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                  DECEMBER 31, 2000
                                  ---------------------------------------------------------------------------------
                                    UNCONSOLIDATED      UNCONSOLIDATED
                                       FAIRCHILD          FAIRCHILD                         NON-
                                     SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                  INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS
                                  -------------------   --------------   ------------   ------------   ------------
                                                                    (IN MILLIONS)
             ASSETS
Current assets:
  Cash and cash equivalents.....        $   --             $  374.5         $   --         $ 27.3       $      --
  Accounts receivable, net......            --                 53.7            5.1          166.2              --
  Inventories...................            --                102.4            9.7           80.7              --
  Deferred income taxes.........            --                 46.5            0.8             --              --
  Other current assets..........            --                  1.6            3.9            4.0              --
                                        ------             --------         ------         ------       ---------
    Total current assets........            --                578.7           19.5          278.2              --
Property, plant and equipment,
  net...........................            --                252.4            2.8          341.4              --
Deferred income taxes...........           5.9                  3.9            9.6          (12.6)             --
Intangible assets, net..........            --                 11.6          102.4          184.1              --
Investment in subsidiary........         831.8                601.6          146.5             --        (1,579.9)
Other assets....................            --                 32.2            7.1           20.3              --
                                        ------             --------         ------         ------       ---------
    Total assets................        $837.7             $1,480.4         $287.9         $811.4       $(1,579.9)
                                        ======             ========         ======         ======       =========
 LIABILITIES AND STOCKHOLDERS'
              EQUITY
Current liabilities:
  Accounts payable..............        $   --             $   86.2         $  0.7         $ 68.4       $      --
  Accrued expenses and other
    current liabilities.........            --                 77.1            5.9           53.9              --
                                        ------             --------         ------         ------       ---------
    Total current liabilities...            --                163.3            6.6          122.3              --
Long-term debt..................            --                705.2             --             --              --
Net intercompany (receivable)
  payable.......................            --               (213.0)         (31.1)         244.1              --
Other liabilities...............            --                 (6.9)           0.3            9.0              --
                                        ------             --------         ------         ------       ---------
    Total liabilities...........            --                648.6          (24.2)         375.4              --
                                        ------             --------         ------         ------       ---------
Commitments and contingencies
Stockholders' equity:
  Class A common stock..........           0.8                   --             --             --              --
  Class B common stock..........           0.2                   --             --             --              --
  Additional paid-in capital....         801.1                   --             --             --              --
  Retained earnings.............          41.8                831.8          312.1          436.0        (1,579.9)
  Less treasury stock (at
    cost).......................          (6.2)                  --             --             --              --
                                        ------             --------         ------         ------       ---------
    Total stockholders'
      equity....................         837.7                831.8          312.1          436.0        (1,579.9)
                                        ------             --------         ------         ------       ---------
    Total liabilities and
      stockholders' equity......        $837.7             $1,480.4         $287.9         $811.4       $(1,579.9)
                                        ======             ========         ======         ======       =========

                                   DECEMBER 31, 2000
                                  -------------------
                                     CONSOLIDATED
                                       FAIRCHILD
                                     SEMICONDUCTOR
                                  INTERNATIONAL, INC.
                                  -------------------
                                     (IN MILLIONS)
             ASSETS
Current assets:
  Cash and cash equivalents.....       $  401.8
  Accounts receivable, net......          225.0
  Inventories...................          192.8
  Deferred income taxes.........           47.3
  Other current assets..........            9.5
                                       --------
    Total current assets........          876.4
Property, plant and equipment,
  net...........................          596.6
Deferred income taxes...........            6.8
Intangible assets, net..........          298.1
Investment in subsidiary........             --
Other assets....................           59.6
                                       --------
    Total assets................       $1,837.5
                                       ========
 LIABILITIES AND STOCKHOLDERS'
              EQUITY
Current liabilities:
  Accounts payable..............       $  155.3
  Accrued expenses and other
    current liabilities.........          136.9
                                       --------
    Total current liabilities...          292.2
Long-term debt..................          705.2
Net intercompany (receivable)
  payable.......................             --
Other liabilities...............            2.4
                                       --------
    Total liabilities...........          999.8
                                       --------
Commitments and contingencies
Stockholders' equity:
  Class A common stock..........            0.8
  Class B common stock..........            0.2
  Additional paid-in capital....          801.1
  Retained earnings.............           41.8
  Less treasury stock (at
    cost).......................           (6.2)
                                       --------
    Total stockholders'
      equity....................          837.7
                                       --------
    Total liabilities and
      stockholders' equity......       $1,837.5
                                       ========

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31, 2000
                            --------------------------------------------------------------------------------------------------------
                              UNCONSOLIDATED      UNCONSOLIDATED                                                    CONSOLIDATED
                                 FAIRCHILD          FAIRCHILD                                                         FAIRCHILD
                               SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR     NON-GUARANTOR                     SEMICONDUCTOR
                            INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   INTERNATIONAL, INC.
                            -------------------   --------------   ------------   -------------   ------------   -------------------
                                                                         (IN MILLIONS)
Revenue:
  Net sales -- trade......        $    --            $  390.1         $42.3         $1,249.2       $      --          $1,681.6
  Net
   sales -- intercompany..             --             1,063.3          19.2             97.8        (1,180.3)               --
  Contract
    manufacturing.........             --                76.5            --             25.1              --             101.6
                                  -------            --------         -----         --------       ---------          --------
    Total revenue.........             --             1,529.9          61.5          1,372.1        (1,180.3)          1,783.2
Operating expenses:
  Cost of sales...........             --               121.2          31.0            926.5              --           1,078.7
  Cost of sales --
    intercompany..........             --             1,085.0          18.3             77.0        (1,180.3)               --
  Cost of contract
    manufacturing.........             --                54.5            --             10.8              --              65.3
  Research and
    development...........             --                48.9          14.0             21.0              --              83.9
  Selling, general and
    administrative........             --                28.9           9.6            147.9              --             186.4
  Amortization of
    acquisition-related
    intangibles...........             --                 0.2           7.1             30.3              --              37.6
  Purchased in-process
    research and
    development...........             --                 5.8            --              3.2              --               9.0
  Restructuring and
    impairments...........             --                (2.3)         (3.3)              --              --              (5.6)
                                  -------            --------         -----         --------       ---------          --------
    Total operating
      expenses............             --             1,342.2          76.7          1,216.7        (1,180.3)          1,455.3
                                  -------            --------         -----         --------       ---------          --------
Operating income (loss)...             --               187.7         (15.2)           155.4              --             327.9
Interest expense, net.....             --                59.1          (0.2)            (0.9)             --              58.0
Other income, net.........             --                (0.8)           --               --              --              (0.8)
Equity in subsidiary
  income..................         (267.2)             (133.1)        (98.0)              --           498.3                --
                                  -------            --------         -----         --------       ---------          --------
Income before income
  taxes...................          267.2               262.5          83.0            156.3          (498.3)            270.7
Provision (benefit) for
  income taxes............           (5.9)               (4.7)         (8.2)            16.4              --              (2.4)
                                  -------            --------         -----         --------       ---------          --------
Net income................        $ 273.1            $  267.2         $91.2         $  139.9       $  (498.3)         $  273.1
                                  =======            ========         =====         ========       =========          ========

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31, 2000
                                  -----------------------------------------------------------------------------------------
                                    UNCONSOLIDATED      UNCONSOLIDATED                                     CONSOLIDATED
                                       FAIRCHILD          FAIRCHILD                                          FAIRCHILD
                                     SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR     NON-GUARANTOR      SEMICONDUCTOR
                                  INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES    INTERNATIONAL, INC.
                                  -------------------   --------------   ------------   -------------   -------------------
                                                                        (IN MILLIONS)
Cash flows provided by (used in)
  operating activities:.........        $    --            $ 271.2          $(70.3)        $ 180.2            $ 381.1
                                        -------            -------          ------         -------            -------
Cash flows from investing
  activities:
  Capital expenditures..........             --             (134.0)           (0.2)         (167.7)            (301.9)
  Proceeds from sale of
    property, plant and
    equipment...................             --                 --             3.5              --                3.5
  Purchase of molds and
    tooling.....................             --                 --              --            (6.6)              (6.6)
  Purchase of long term
    investments.................             --               (7.2)             --              --               (7.2)
  Acquisitions, net of cash
    acquired....................             --              (10.7)          (23.8)             --              (34.5)
  Investment (in) from
    affiliate...................         (244.2)             153.4            90.8              --                 --
                                        -------            -------          ------         -------            -------
    Cash provided by (used in)
      investing activities......         (244.2)               1.5            70.3          (174.3)            (346.7)
                                        -------            -------          ------         -------            -------
Cash flows from financing
  activities:
  Repayment of long-term debt...             --             (133.6)             --              --             (133.6)
  Issuance of long-term debt....             --              120.2              --              --              120.2
  Proceeds from issuance of
    common stock, net...........          248.7                                 --              --              248.7
  Purchase of treasury stock....           (4.5)                --              --              --               (4.5)
  Debt issuance costs...........             --               (2.1)             --              --               (2.1)
                                        -------            -------          ------         -------            -------
    Cash provided by (used in)
      financing activities......          244.2              (15.5)             --              --              228.7
                                        -------            -------          ------         -------            -------
Net change in cash and cash
  equivalents...................             --              257.2              --             5.9              263.1
Cash and cash equivalents at
  beginning of period...........             --              117.3              --            21.4              138.7
                                        -------            -------          ------         -------            -------
Cash and cash equivalents at end
  of period.....................        $    --            $ 374.5          $   --         $  27.3            $ 401.8
                                        =======            =======          ======         =======            =======
Supplemental Cash Flow
  Information:
  Cash paid during the year for:
    Income taxes................        $    --            $   1.2          $   --         $   4.5            $   5.7
                                        =======            =======          ======         =======            =======
    Interest....................        $    --            $  72.6          $   --         $    --            $  72.6
                                        =======            =======          ======         =======            =======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                           SEVEN MONTHS ENDED DECEMBER 26, 1999
                           -----------------------------------------------------------------------------------------------------
                             UNCONSOLIDATED      UNCONSOLIDATED                                                 CONSOLIDATED
                                FAIRCHILD          FAIRCHILD                       NON-                           FAIRCHILD
                              SEMICONDUCTOR      SEMICONDUCTOR    GUARANTOR     GUARANTOR                       SEMICONDUCTOR
                           INTERNATIONAL, INC.    CORPORATION     SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                           -------------------   --------------   ----------   ------------   ------------   -------------------
                                                                       (IN MILLIONS)
Revenue:
  Net sales-trade........        $   --              $116.8         $ 12.4        $584.8        $    --            $714.0
  Net
    sales-intercompany...            --               466.9            7.9          82.7         (557.5)               --
  Contract
     manufacturing.......            --                72.2             --            --             --              72.2
                                 ------              ------         ------        ------        -------            ------
     Total revenue.......            --               655.9           20.3         667.5         (557.5)            786.2
Operating expenses:
  Cost of sales-trade....            --                23.1            8.5         468.3             --             499.9
  Cost of sales-
     intercompany........            --               493.0            7.7          56.8         (557.5)               --
  Cost of contract
     manufacturing.......            --                51.4             --            --             --              51.4
  Research and
     development.........            --                17.5            6.7          10.8             --              35.0
  Selling, general and
     administrative......            --                52.9            3.6          41.4             --              97.9
  Amortization of
     acquisition-related
     intangibles.........            --                  --            1.9          17.6             --              19.5
                                 ------              ------         ------        ------        -------            ------
     Total operating
       expenses..........            --               637.9           28.4         594.9         (557.5)            703.7
                                 ------              ------         ------        ------        -------            ------
Operating income
  (loss).................            --                18.0           (8.1)         72.6             --              82.5
Interest expense, net....           4.4                52.0             --          (0.2)            --              56.2
Equity in subsidiary
  income.................         (25.7)              (57.1)         (55.1)           --          137.9                --
                                 ------              ------         ------        ------        -------            ------
Income before income
  taxes..................          21.3                23.1           47.0          72.8         (137.9)             26.3
Provision (benefit) for
  income taxes...........            --                (2.6)           0.4           7.2             --               5.0
                                 ------              ------         ------        ------        -------            ------
  Net income.............        $ 21.3              $ 25.7         $ 46.6        $ 65.6        $(137.9)           $ 21.3
                                 ======              ======         ======        ======        =======            ======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                               SEVEN MONTHS ENDED DECEMBER 26, 1999
                                      --------------------------------------------------------------------------------------
                                        UNCONSOLIDATED      UNCONSOLIDATED                                  CONSOLIDATED
                                           FAIRCHILD          FAIRCHILD                       NON-            FAIRCHILD
                                         SEMICONDUCTOR      SEMICONDUCTOR    GUARANTOR     GUARANTOR        SEMICONDUCTOR
                                      INTERNATIONAL, INC.    CORPORATION     SUBSIDIARY   SUBSIDIARIES   INTERNATIONAL, INC.
                                      -------------------   --------------   ----------   ------------   -------------------
                                                                          (IN MILLIONS)
Cash flows provided by (used in)
  operating activities:.............        $    --            $  97.0         $(0.8)        $ 19.5            $ 115.7
                                            -------            -------         -----         ------            -------
Cash flows from investing
  activities:
  Capital expenditures..............             --              (31.4)         (0.4)         (43.0)             (74.8)
  Proceeds from sale of property,
     plant and equipment............             --                 --           0.9             --                0.9
  Purchase of molds and tooling.....             --                 --            --           (1.3)              (1.3)
  Refund of value added tax paid in
     connection with acquisition....             --                 --            --           40.9               40.9
  Investment (in) from affiliate....         (192.2)             182.1            --           10.1                 --
                                            -------            -------         -----         ------            -------
     Cash provided by (used in)
       investing activities.........         (192.2)             150.7           0.5            6.7              (34.3)
                                            -------            -------         -----         ------            -------
Cash flows from financing
  activities:
  Repayment of long-term debt.......         (154.4)            (191.4)           --             --             (345.8)
  Proceeds from issuance of common
     stock and from issuance of
     stock options..................          346.6                 --            --             --              346.6
  Purchase of treasury stock........             --               (5.9)           --             --               (5.9)
  Net intercompany financing........             --               33.8            --          (33.8)                --
                                            -------            -------         -----         ------            -------
     Cash provided by (used in)
       financing activities.........          192.2             (163.5)           --          (33.8)              (5.1)
                                            -------            -------         -----         ------            -------
Net change in cash and cash
  equivalents.......................             --               84.2          (0.3)          (7.6)              76.3
                                            -------            -------         -----         ------            -------
Cash and cash equivalents at
  beginning of period...............             --               33.1           0.3           29.0               62.4
                                            -------            -------         -----         ------            -------
Cash and cash equivalents at end of
  period............................        $    --            $ 117.3         $  --         $ 21.4            $ 138.7
                                            =======            =======         =====         ======            =======
Supplemental Cash Flow Information:
  Cash paid (refunded) during the
     year for:
     Income taxes...................        $    --            $  (0.3)        $  --         $  2.1            $   1.8
                                            =======            =======         =====         ======            =======
     Interest.......................        $    --            $  42.1         $  --         $   --            $  42.1
                                            =======            =======         =====         ======            =======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

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
                               FAIRCHILD          FAIRCHILD                       NON-                           FAIRCHILD
                             SEMICONDUCTOR      SEMICONDUCTOR    GUARANTOR     GUARANTOR                       SEMICONDUCTOR
                          INTERNATIONAL, INC.    CORPORATION     SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                          -------------------   --------------   ----------   ------------   ------------   -------------------
                                                                      (IN MILLIONS)
Revenue:
  Net sales -- trade....        $    --            $ 177.1         $ 64.2        $412.8        $    --            $ 654.1
  Net sales --
     intercompany.......             --              536.8             --         101.1         (637.9)                --
  Contract mfg --
     National
     Semiconductor......             --               81.0             --            --             --               81.0
                                -------            -------         ------        ------        -------            -------
     Total revenue......             --              794.9           64.2         513.9         (637.9)             735.1
Operating expenses:
  Cost of
     sales -- trade.....             --               57.1           39.7         421.6             --              518.4
  Cost of sales --
     intercompany.......             --              596.9             --          41.0         (637.9)                --
  Cost of contract
     manufacturing -- National
     Semiconductor......             --               64.4             --            --             --               64.4
  Research and
     development........             --               26.1           10.8           2.4             --               39.3
  Selling, general and
     administrative.....             --               62.9           10.4          23.4             --               96.7
  Amortization of
     acquisition-related
     intangibles........             --                 --            3.4           5.0                               8.4
  Purchased in-process
     R&D................             --                 --             --          34.0             --               34.0
  Restructuring and
     impairments........             --                8.6           12.7            --             --               21.3
                                -------            -------         ------        ------        -------            -------
     Total operating
       expenses.........             --              816.0           77.0         527.4         (637.9)             782.5
                                -------            -------         ------        ------        -------            -------
Operating income
  (loss)................             --              (21.1)         (12.8)        (13.5)            --              (47.4)
Interest expense, net...           11.3               54.1            4.4           2.0             --               71.8
Equity in subsidiary
  (income) loss.........          102.7               33.6           22.8            --         (159.1)                --
                                -------            -------         ------        ------        -------            -------
Income (loss) before
  income taxes..........         (114.0)            (108.8)         (40.0)        (15.5)         159.1             (119.2)
Provision (benefit) for
  income taxes..........            0.1               (6.1)          (1.2)          2.1             --               (5.1)
                                -------            -------         ------        ------        -------            -------
Net income (loss).......        $(114.1)           $(102.7)        $(38.8)       $(17.6)       $ 159.1            $(114.1)
                                =======            =======         ======        ======        =======            =======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED MAY 30, 1999
                                 --------------------------------------------------------------------------------------
                                   UNCONSOLIDATED      UNCONSOLIDATED                                  CONSOLIDATED
                                      FAIRCHILD          FAIRCHILD                       NON-            FAIRCHILD
                                    SEMICONDUCTOR      SEMICONDUCTOR    GUARANTOR     GUARANTOR        SEMICONDUCTOR
                                 INTERNATIONAL, INC.    CORPORATION     SUBSIDIARY   SUBSIDIARIES   INTERNATIONAL, INC.
                                 -------------------   --------------   ----------   ------------   -------------------
                                                                     (IN MILLIONS)
Cash flows provided by (used
  in) operating activities:....        $   --             $ (14.7)        $(29.4)      $  88.2            $  44.1
                                       ------             -------         ------       -------            -------
Cash flows from investing
  activities:
  Capital expenditures.........            --               (26.6)          (0.5)        (19.1)             (46.2)
  Proceeds from sale of
     property, plant and
     equipment.................            --                 1.0           30.2            --               31.2
  Purchase of molds and
     tooling...................            --                  --             --          (3.8)              (3.8)
  Refundable payment of value
     added tax associated with
     acquisitions..............            --                  --             --         (40.9)             (40.9)
  Investment (in) from
     affiliate.................         (50.0)               50.0             --            --                 --
  Net intercompany investing...                            (406.8)            --         406.8                 --
  Acquisitions, net of cash
     acquired..................            --                (8.1)            --        (406.8)            (414.9)
                                       ------             -------         ------       -------            -------
     Cash provided by (used in)
       investing activities....         (50.0)             (390.5)          29.7         (63.8)            (474.6)
                                       ------             -------         ------       -------            -------
Cash flows from financing
  activities:
  Repayment of long-term
     debt......................            --              (151.3)            --            --             (151.3)
  Issuance of long-term debt...          50.0               610.0             --            --              660.0
  Debt issuance costs..........            --               (22.3)            --            --              (22.3)
                                       ------             -------         ------       -------            -------
     Cash provided by financing
       activities..............          50.0               436.4             --            --              486.4
                                       ------             -------         ------       -------            -------
Net change in cash and cash
  equivalents..................            --                31.2            0.3          24.4               55.9
Cash and cash equivalents at
  beginning of period..........            --                 1.9             --           4.6                6.5
                                       ------             -------         ------       -------            -------
Cash and cash equivalents at
  end of period................        $   --             $  33.1         $  0.3       $  29.0            $  62.4
                                       ======             =======         ======       =======            =======
Supplemental Cash Flow
  Information:
  Cash paid (refunded) during
     the year for:
     Income taxes..............        $   --             $  (2.0)        $   --       $   2.0            $    --
                                       ======             =======         ======       =======            =======
     Interest..................        $   --             $  46.6         $   --       $    --            $  46.6
                                       ======             =======         ======       =======            =======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 -- UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is a summary of unaudited quarterly financial information for Calendar 2001 and Calendar 2000 (in millions, except per share amounts):

                                                               CALENDAR 2001
                                                     ---------------------------------
                                                     FIRST    SECOND   THIRD    FOURTH
                                                     ------   ------   ------   ------
Total revenue......................................  $385.3   $372.4   $325.4   $324.6
Gross profit.......................................   118.1     92.5     65.1     78.4
Net income (loss)(a)...............................     1.6     (8.0)   (19.1)   (16.2)
Net income (loss) applicable to common
  stockholders(a)..................................     1.6     (8.0)   (19.1)   (16.2)
Basic earnings (loss) per common share.............  $ 0.02   $(0.08)  $(0.19)  $(0.16)
Diluted earnings (loss) per common share...........  $ 0.02   $(0.08)  $(0.19)  $(0.16)

                                                               CALENDAR 2000
                                                     ---------------------------------
                                                     FIRST    SECOND   THIRD    FOURTH
                                                     ------   ------   ------   ------
Total revenue......................................  $401.7   $436.7   $476.0   $468.8
Gross profit(b)(c).................................   137.2    160.6    173.7    167.7
Net income.........................................    50.0     59.7     69.7     93.7
Net income applicable to common
  stockholders(b)(c)...............................    50.0     59.7     69.7     93.7
Basic earnings per common share....................  $ 0.53   $ 0.61   $ 0.70   $ 0.94
Diluted earnings per common share..................  $ 0.51   $ 0.59   $ 0.68   $ 0.92

---------------

Note:  Amounts may not add due to rounding

(a) Includes a total of $13.8 million for in-process research and development charges recorded in the first and third quarters, a total of $21.4 million for restructuring and impairments, $2.5 million recorded in the second quarter for the write-off of the digitizer product line in the Company's Analog and Mixed Signal Segment and $4.0 million, recorded in the fourth quarter for the write-off of an equity investment.

(b) In the second and third quarters of Calendar 2000, the Company recorded a total gain of $11.0 million for the adjustment of reserves related to the restructuring of its memory product lines and additional proceeds from the sale of the Mountain View, California facility and total charges of $9.0 million for purchased in-process research and development and $3.6 million for the write-off of deferred financing fees.

(c) In the fourth quarter of Calendar 2000, the Company recorded a gain of $26.3 million for the reduction of deferred tax valuation allowances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors set forth under the caption "Proposal 1 -- Election of Directors" appearing in Fairchild International's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 8, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2001 (the "2002 Proxy Statement"), is incorporated herein by reference.

     The information regarding executive officers set forth under the caption "Executive Officers of Fairchild International" in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN HOLDERS AND MANAGEMENT

     The information set forth under the caption "Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the 2002 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(2) Financial Statement Schedules. Financial statement schedules are listed under Item 14(c) in this Annual Report.

     (3) List of Exhibits. See the Exhibit Index beginning on page 95 in this annual report.

     (b) Reports on Form 8-K: On October 25, 2001, we filed a special report on Form 8-K relating to financial information for the three and nine months ended September 30, 2001 and forward looking statements relating to the fourth quarter and the year ended December 30, 2001 as announced in a press release dated October 23, 2001. The press release is incorporated in, and filed as an exhibit to, the special report.

     On October 26, 2001, we filed a special report on Form 8-K relating to (1) the announcement of our intent to offer $200 million principal amount of convertible subordinated notes due 2008 as announced in a press release dated October 25, 2001, and (2) the announcement of our agreement to privately place $200 million of our 5% Convertible Subordinated Notes due 2008, with a conversion price of $30.00 per share, as announced in a press release dated October 26, 2001. The press releases are incorporated in, and filed as exhibits to, the special report.

     On November 28, 2001, we filed a special report on Form 8-K relating to the update of our forward-looking guidance for the fourth quarter of 2001, as announced in a press release dated November 28, 2001. The press release is incorporated in, and filed as an exhibit to the special report.

     (c)Financial Statement Schedules.
       Schedule II - Valuation and Qualifying Accounts

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

The Board of Directors
Fairchild Semiconductor International, Inc.

     Under date of January 25, 2002, we reported on the consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss) and cash flows for the years ended December 30, 2001 and December 31, 2000, the seven months ended December 26, 1999 and for the year ended May 30, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in
Item 14(c). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP
January 25, 2002
Boston, Massachusetts

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                            DEFERRED TAX
                                                              RETURNS AND     VALUATION
DESCRIPTION                                                   ALLOWANCES      ALLOWANCE     TOTAL
-----------                                                   -----------   -------------   -----
                                                                            (IN MILLIONS)
Balances at May 31, 1998....................................     $14.2          $30.7       $44.9

Charged to costs and expenses...............................      29.8           32.0        61.8
Deductions..................................................     (34.9)            --       (34.9)
Charged to other accounts (1)...............................       0.1             --         0.1
                                                                 -----          -----       -----
Balances at May 30, 1999....................................       9.2           62.7        71.9

Charged to costs and expenses...............................      20.4           17.6        38.0
Deductions..................................................     (15.9)            --       (15.9)
                                                                 -----          -----       -----
Balances at December 26, 1999...............................      13.7           80.3        94.0

Charged to costs and expenses...............................      32.0          (67.4)      (35.4)
Balance of acquired company (2).............................        --            1.3         1.3
Deductions..................................................     (28.2)            --       (28.2)
Charged to other accounts (2)...............................       0.8          (12.9)      (12.1)
                                                                 -----          -----       -----
Balances at December 31, 2000...............................      18.3            1.3        19.6

Charged to costs and expenses...............................      39.6            2.5        42.1
Balance of acquired company.................................        --             --          --
Deductions..................................................     (46.1)            --       (46.1)
Charged to other accounts (3)...............................       3.7             --         3.7
                                                                 -----          -----       -----
Balances at December 30, 2001...............................      15.5            3.8        19.3

---------------

(1) These amounts represent valuation reserves obtained through the acquisition of the power device business.

(2) For returns and allowances, these amounts represent reserves obtained through the acquisition of QT Optoelectronics, Inc. For deferred tax valuation allowance, these amounts represent income taxes credited directly to stockholders' equity, and $1.3 million in valuation reserves obtained through the QT Optoelectronics, Inc. acquisition.

(3) For returns and allowances, these amounts represent reserves obtained through the acquisition of Intersil Corporation.

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

Date: March 15, 2002

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

                    SIGNATURE                                     TITLE                       DATE
                    ---------                                     -----                       ----

                 /s/ KIRK P. POND                        Chairman of the Board of        March 15, 2002
 ------------------------------------------------     Directors, President and Chief
                   Kirk P. Pond                        Executive Officer (Principal
                                                            Executive Officer)


               /s/ JOSEPH R. MARTIN                  Executive Vice President, Chief     March 15, 2002
 ------------------------------------------------     Financial Officer and Director
                 Joseph R. Martin                     (Principal Financial Officer)


                /s/ DAVID A. HENRY                      Vice President, Corporate        March 15, 2002
 ------------------------------------------------    Controller (Principal Accounting
                  David A. Henry                                 Officer)


               /s/ WILLIAM N. STOUT                              Director                March 15, 2002
 ------------------------------------------------
                 William N. Stout


            /s/ RICHARD M. CASHIN, JR                            Director                March 15, 2002
 ------------------------------------------------
              Richard M. Cashin, Jr


              /s/ PAUL C. SCHORR IV                              Director                March 15, 2002
 ------------------------------------------------
                Paul C. Schorr IV


               /s/ RONALD W. SHELLY                              Director                March 15, 2002
 ------------------------------------------------
                 Ronald W. Shelly


             /s/ WILLIAM COMFORT III                             Director                March 15, 2002
 ------------------------------------------------
               William Comfort III


              /s/ CHARLES M. CLOUGH                              Director                March 15, 2002
 ------------------------------------------------
                Charles M. Clough

             /s/ CHARLES P. CARINALLI                            Director                March 15, 2002
 ------------------------------------------------
               Charles P. Carinalli

                                 EXHIBIT INDEX

EXHIBIT
NO.                                   DESCRIPTION
-------                               -----------
   2.02       Asset Purchase Agreement, dated as of March 11, 1997,
              between Fairchild Semiconductor Corporation and National
              Semiconductor Corporation.(1)
   2.03       Acquisition Agreement, dated November 25, 1997, among
              Fairchild Semiconductor Corporation, Thornwood Trust and
              Raytheon Company.(2)
   2.04       Amendment No. 1 to Acquisition Agreement, dated December 29,
              1997, among Fairchild Semiconductor Corporation, Thornwood
              Trust and Raytheon Company.(2)
   2.05       Business Transfer Agreement, dated December 20, 1998,
              between Samsung Electronics Co., Ltd. and Fairchild
              Semiconductor Corporation.(3)
   2.06       Closing Agreement, dated April 13, 1999, among Samsung
              Electronics Co. Ltd., Fairchild Korea Semiconductor Ltd. and
              Fairchild Semiconductor Corporation.(3)
   2.07       Asset Purchase Agreement, dated as of January 20, 2001,
              among Intersil Corporation, Intersil (PA) LLC and Fairchild
              Semiconductor Corporation and Amendment No. 1 thereto dated as of March 16, 2001.(15)
   3.01       Restated Certificate of Incorporation.(4)
   3.02       Certificate of Amendment to Restated Certificate of
              Incorporation.(5)
   3.03       Certificate of Amendment to Restated Certificate of
              Incorporation.(6)
   3.04       Restated Bylaws.(7)
   4.01       The relevant portions of the Restated Certificate of
              Incorporation, as amended. (included in Exhibits 3.01, 3.02 and 3.03)
   4.02       The relevant portions of the Restated Bylaws. (included in
              Exhibit 3.04)
   4.03       Registration Rights Agreement, dated March 11, 1997, among
              Fairchild Semiconductor International, Inc., Sterling
              Holding Company, LLC, National Semiconductor Corporation and
              certain management investors.(8)
   4.04       Indenture, dated as of March 11, 1997, relating to
              $300,000,000 aggregate principal amount of 10 1/8% Senior
              Subordinated Notes due 2007, among Fairchild Semiconductor
              Corporation, as Issuer, Fairchild Semiconductor
              International, Inc., as Guarantor and United States Trust
              Company of New York, as Trustee.(1)
   4.05       Form of 10 1/8% Senior Subordinated Notes due 2007.
              (included in Exhibit 4.04)
   4.06       Indenture, dated as of April 7, 1999, relating to
              $300,000,000 aggregate principal amount of 10 3/8% Senior
              Subordinated Notes due 2007, among Fairchild Semiconductor
              Corporation, as Issuer, Fairchild Semiconductor
              International, Inc., Fairchild Semiconductor Corporation of
              California, as Guarantors, and United States Trust Company
              of New York, as Trustee.(8)
   4.07       Form of 10 3/8% Senior Subordinated Notes due 2007.
              (included in Exhibit 4.06)
   4.08       Indenture, dated as of January 31, 2001, relating to
              $350,000,000 aggregate principal amount of 10 1/2% Senior
              Subordinated Notes due 2009, among Fairchild Semiconductor
              Corporation, as Issuer, Fairchild Semiconductor
              International, Inc., Fairchild Semiconductor Corporation of
              California, QT Optoelectronics, Inc., QT Optoelectronics,
              KOTA Microcircuits, Inc., as Guarantors, and United States
              Trust Company of New York, as Trustee.(15)
   4.09       Form of 10 1/2% Senior Subordinated Notes due 2009.
              (included in Exhibit 4.08)
   4.10       Indenture, dated as of October 31, 2001, relating to
              $200,000,000 aggregate principal amount of 5% Convertible
              Senior Subordinated Notes due 2008, among Fairchild
              Semiconductor Corporation, as Issuer, Fairchild
              Semiconductor International, Inc., Fairchild Semiconductor
              Corporation of California, QT Optoelectronics, Inc., QT
              Optoelectronics, KOTA Microcircuits, Inc., as Guarantors,
              and The Bank of New York, as Trustee.(9)
   4.11       Form of 5% Convertible Senior Subordinated Notes due 2008.
              (included in Exhibit 4.10)
  10.01       Credit Agreement, dated as of June 6, 2000, among Fairchild
              Semiconductor Corporation, Fairchild Semiconductor
              International, Inc., Credit Suisse First Boston, Fleet
              National Bank, ABN Amro Bank NV and certain other lenders
              named therein.(12)

EXHIBIT
NO.                                   DESCRIPTION
-------                               -----------
  10.02       Amendment No. 2, dated as of August 3, 2001, to the Credit
              Agreement dated as of June 6, 2001 and as amended by
              Amendment No. 1 thereto dated as of May 29, 2001, among
              Fairchild Semiconductor Corporation, Fairchild Semiconductor
              International, Inc., Credit Suisse First Boston, Fleet
              National Bank, ABN Amro Bank NV and certain other lenders
              named therein.(13)
  10.03       Technology Licensing and Transfer Agreement, dated March 11,
              1997 between National Semiconductor Corporation and
              Fairchild Semiconductor Corporation.(10)
  10.04       Environmental Side Letter, dated March 11, 1997 between
              National Semiconductor Corporation and Fairchild
              Semiconductor Corporation.(1)
  10.05       Fairchild Benefit Restoration Plan.(1)
  10.06       Fairchild Incentive Plan.(1)
  10.07       FSC Semiconductor Corporation Executive Officer Incentive
              Plan.(1)
  10.08       Fairchild Semiconductor International, Inc. Amended and
              Restated Stock Option Plan.(12)
  10.09       Fairchild Semiconductor International, Inc. 2000 Stock
              Option Plan.(12)
  10.10       Fairchild Semiconductor International, Inc. 2000 Executive
              Stock Option Plan.(12)
  10.11       Form of Executive Stock Option Agreement, under the 2000
              Executive Stock Option Plan, between Fairchild Semiconductor
              International, Inc. and each of Kirk P. Pond, Joseph R.
              Martin and Daniel E. Boxer.(12)
  10.12       Form of Executive Stock Option Agreement, under the 2000
              Executive Stock Option Plan.(12)
  10.13       Memorandum dated August 7, 2001 from Kirk P. Pond to Certain
              Executive Officers in Connection with Option Cancellation
              and Replacement Program.(14)
  10.14       Fairchild Semiconductor International, Inc. 2001 Stock
              Option Plan.(15)
  10.15       Fairchild Semiconductor Restated Stock Option Plan.
  10.16       Employment Agreement, dated March 11, 2000, between
              Fairchild Semiconductor Corporation and Kirk P. Pond.(12)
  10.17       Employment Agreement, dated March 11, 2000, between
              Fairchild Semiconductor Corporation and Joseph R.
              Martin.(12)
  10.18       Employment Agreement, dated March 11, 2000, between
              Fairchild Semiconductor Corporation and Daniel E. Boxer.(12)
  10.19       Product Supply Agreement, dated April 13, 1999, between
              Samsung Electronics Co., Ltd. and Fairchild Korea
              Semiconductor Ltd.(8)
  10.20       Foundry Sale Agreement dated April 13, 1999 between Samsung
              Electronics and Fairchild Korea Semiconductor Ltd.(8)
  10.21       Intellectual Property License Agreement dated April 13, 1999
              Between Samsung Electronics and Fairchild Korea
              Semiconductor Ltd.(8)
  10.22       Assembly and Test Services Agreement (Onyang) dated April
              13, 1999 between Samsung Electronics and Fairchild Korea
              Semiconductor Ltd.(8)
  10.23       Assembly and Test Services Agreement (Suzhou) dated April
              13, 1999 between SESS Electronics Suzhou Semiconductor Co.,
              Ltd. and Fairchild Korea Semiconductor Ltd.(8)
  10.24       EPI Services Agreement dated April 13, 1999 between Samsung
              Electronics and Fairchild Korea Semiconductor Ltd.(8)
  10.25       Fairchild Executive Incentive Plan, as amended and restated, effective June 1, 1998.(8)
  10.26       Intellectual Property Assignment and License Agreement,
              dated December 29, 1997, between Raytheon Semiconductor,
              Inc. and Raytheon Company.(3)
  21.01       Subsidiaries.
  23.01       Consent of KPMG LLP.

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

 (6) Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor Corporation's Registration Statement on Form S-4, filed April 27, 2001 (File No. 333-58848).

 (7) Incorporated by reference from Fairchild Semiconductor International, Inc.'s Registration Statement on Form S-4, filed March 23, 2000 (File No. 333-33082).

 (8) Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.'s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).

 (9) Incorporated by reference from Fairchild Semiconductor International, Inc.'s Registration Statement on Form S-3, filed December 21, 2001 (File No. 333-75678).

(10) Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation's Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).

(11) Incorporated by reference from Fairchild International's Annual Report on Form 10-K for the fiscal year ended May 30, 1999, filed August 27, 1999.

(12) Incorporated by reference from Fairchild Semiconductor International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.

(13) Incorporated by reference from Fairchild Semiconductor International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, filed August 15, 2001.

(14) Incorporated by reference from Fairchild Semiconductor International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

(15) Incorporated by reference from Fairchild Semiconductor International Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 26, 2001.