Form 10-K/A
period 2001-12-30
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2002-03-18
CIK 1036960

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K/A

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

     The number of shares outstanding of the Registrant's Class A and Class B Common Stock as of March 12, 2002 was 100,428,121 and -0- respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2002 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                Explanatory Note

     This amended Form 10-K for the year ended December 30, 2001 is being filed to include the signature on Exhibit 23.01, Consent of KPMG, LLP, which was omitted from the original filing.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

                                     By:       /s/ DAVID A. HENRY
                                        -------------------------------------
                                                  David A. Henry
                                         Vice President, Corporate Controller
                                            (Principal Accounting Officer)
Date: March 18, 2002