Form 10-Q
period 2002-03-31
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2002-05-15
CIK 1036960

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the issuer's classes of common stock as of the close of business on March 31, 2002:

                TITLE OF EACH CLASS                             NUMBER OF SHARES
                -------------------                             ----------------
  Class A Common Stock, par value $.01 per share                   100,481,804
  Class B Common Stock, par value $.01 per share                             0

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of March 31, 2002
          (Unaudited) and December 30, 2001...........................     2
          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three Months Ended March 31, 2002 and April 1,
          2001........................................................     3
          Condensed Consolidated Statements of Comprehensive Income
          (Unaudited) for the Three Months Ended March 31, 2002 and
          April 1, 2001...............................................     4
          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 31, 2002 and April 1,
          2001........................................................     5
          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................     6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    18
Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................    33

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................    34
Item 6.   Exhibits and Reports on Form 8-K............................    34
Signature.............................................................    35

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                               MARCH 31,    DECEMBER 30,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
     Cash and cash equivalents..............................    $  512.8      $  504.4
     Accounts receivable, net...............................       156.4         133.6
     Inventories............................................       204.5         209.1
     Deferred income taxes..................................        16.1          16.4
     Other current assets...................................        11.4          11.3
                                                                --------      --------
          Total current assets..............................       901.2         874.8
Property, plant and equipment, net..........................       651.3         659.6
Intangible assets, net......................................       466.5         479.8
Other assets................................................       133.7         135.0
                                                                --------      --------
          Total assets......................................    $2,152.7      $2,149.2
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt......................    $    0.4      $    0.4
     Accounts payable.......................................       106.1         106.7
     Accrued expenses and other current liabilities.........        85.3          92.2
                                                                --------      --------
          Total current liabilities.........................       191.8         199.3
Long-term debt, less current portion........................     1,138.0       1,138.2
Other liabilities...........................................         3.7           3.7
                                                                --------      --------
          Total liabilities.................................     1,333.5       1,341.2
Commitments and contingencies
Stockholders' equity:
     Class A common stock...................................         1.0           1.0
     Class B common stock...................................          --            --
     Additional paid-in capital.............................       816.4         809.7
     Retained earnings......................................         2.8           0.1
     Accumulated other comprehensive income.................         0.8           1.0
     Less treasury stock (at cost)..........................        (1.8)         (3.8)
                                                                --------      --------
          Total stockholders' equity........................       819.2         808.0
                                                                --------      --------
          Total liabilities and stockholders' equity........    $2,152.7      $2,149.2
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

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MARCH 31,   APRIL 1,
                                                                2002        2001
                                                              ---------   --------
Revenue:
  Net sales -- trade........................................   $326.2      $367.8
  Contract manufacturing....................................     10.7        17.5
                                                               ------      ------
     Total revenue..........................................    336.9       385.3
Operating expenses:
  Cost of sales -- trade....................................    248.6       255.0
  Cost of contract manufacturing............................      8.7        12.2
  Research and development..................................     20.7        23.5
  Selling, general and administrative.......................     34.5        43.3
  Amortization of acquisition-related intangibles...........      9.3        10.4
  Purchased in-process research and development.............      1.7        12.8
  Restructuring and impairments.............................      3.6         9.5
                                                               ------      ------
     Total operating expenses...............................    327.1       366.7
                                                               ------      ------
Operating income............................................      9.8        18.6
Interest expense............................................     28.6        23.9
Interest income.............................................     (2.5)       (7.4)
Other income................................................    (20.5)         --
                                                               ------      ------
Income before income taxes..................................      4.2         2.1
Provision for income taxes..................................      1.5         0.5
                                                               ------      ------
Net income..................................................   $  2.7      $  1.6
                                                               ======      ======
Net income per common share:
  Basic.....................................................   $ 0.03      $ 0.02
                                                               ======      ======
  Diluted...................................................   $ 0.03      $ 0.02
                                                               ======      ======
Weighted average common shares:
  Basic.....................................................    100.3        99.3
                                                               ======      ======
  Diluted...................................................    106.1       101.2
                                                               ======      ======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MARCH 31,   APRIL 1,
                                                                2002        2001
                                                              ---------   --------
Net income..................................................    $ 2.7       $1.6
Other comprehensive income, net of tax:
  Net change associated with hedging transactions...........      0.2        2.3
  Net amount reclassed to earnings..........................     (0.4)        --
                                                                -----       ----
Comprehensive income........................................    $ 2.5       $3.9
                                                                =====       ====

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MARCH 31,   APRIL 1,
                                                                2002        2001
                                                              ---------   --------
Cash flows from operating activities:
Net income..................................................   $  2.7     $   1.6
    Adjustments to reconcile net income to cash provided by
     operating activities:
    Depreciation and amortization...........................     40.3        39.8
    Amortization of deferred compensation...................      1.0         0.7
    Restructuring and impairments...........................      1.8         8.7
    Non-cash interest expense...............................      1.5         1.0
    Purchased in-process research and development...........      1.7        12.8
    Loss (gain) on disposal of property, plant and
     equipment..............................................     (0.2)        0.6
    Deferred income taxes...................................      0.2        (2.4)
    Gain on sale of space and defense business..............    (20.5)         --
Changes in operating assets and liabilities, net of effects
  of acquisitions:
    Accounts receivable.....................................    (23.0)       26.1
    Inventories.............................................      3.7       (19.4)
    Other current assets....................................      0.2        10.1
    Current liabilities.....................................    (10.2)      (41.8)
    Other assets and liabilities, net.......................      1.8        (4.6)
                                                               ------     -------
         Cash provided by operating activities..............      1.0        33.2
                                                               ------     -------
Cash flows from investing activities:
    Capital expenditures....................................    (21.0)      (47.4)
    Purchase of molds and tooling...........................     (1.3)       (1.1)
    Purchase of long-term investments.......................       --        (3.5)
    Acquisitions and divestitures, net of cash acquired.....     24.6      (343.1)
                                                               ------     -------
         Cash provided by (used) in investing activities....      2.3      (395.1)
                                                               ------     -------
Cash flows from financing activities:
    Repayment of long-term debt.............................     (0.2)         --
    Issuance of long-term debt..............................       --       350.0
    Proceeds from issuance of common stock and from exercise
     of stock options, net..................................      5.3         1.8
    Purchase of treasury stock..............................       --        (3.4)
    Debt issuance costs.....................................       --       (10.7)
                                                               ------     -------
         Cash provided by financing activities..............      5.1       337.7
                                                               ------     -------
Net change in cash and cash equivalents.....................      8.4       (24.2)
Cash and cash equivalents at beginning of period............    504.4       401.8
                                                               ------     -------
Cash and cash equivalents at end of period..................   $512.8     $ 377.6
                                                               ======     =======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements of Fairchild Semiconductor International, Inc. (the Company) have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the company's Annual Report on Form 10-K for the year ended December 30, 2001, except as noted below. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the company's Annual Report on Form 10-K for the year ended December 30, 2001. Certain amounts for prior periods have been reclassified to conform to the current presentation.

NOTE 2 -- INVENTORIES

     The components of inventories are as follows:

                                                              MARCH 31,   DECEMBER 30,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Raw materials...............................................   $ 27.6        $ 27.6
Work in process.............................................    130.7         129.7
Finished goods..............................................     46.2          51.8
                                                               ------        ------
  Total inventories.........................................   $204.5        $209.1
                                                               ======        ======

NOTE 3 -- COMPUTATION OF NET INCOME PER SHARE

     Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. At March 31, 2002, $1.8 million was not included in the computation of net income and 6,666,667 of potential common shares were not included in the computation of diluted earnings per share as a result of the assumed conversion of the convertible senior subordinated notes because the effect would have been anti-dilutive.

     The following table reconciles basic to diluted weighted average shares outstanding:

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MARCH 31,   APRIL 1,
                                                                2002        2001
                                                              ---------   --------
                                                                 (IN MILLIONS)
Basic weighted average common shares outstanding............    100.3       99.3
Net effect of dilutive stock options based on the treasury
  stock method using the average market price...............      5.8        1.9
                                                                -----      -----
Diluted weighted average common shares outstanding..........    106.1      101.2
                                                                =====      =====

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MARCH 31,   APRIL 1,
                                                                2002        2001
                                                              ---------   --------
                                                                 (IN MILLIONS)
Cash paid for:
  Income taxes..............................................    $ 0.3      $ 3.2
                                                                =====      =====
  Interest..................................................    $32.8      $18.0
                                                                =====      =====

NOTE 5 -- ACQUISITIONS AND DIVESTITURES

     On March 20, 2002, the Company completed its acquisition of the cross-point switch product line and associated intellectual property of I-Cube, Inc. (I-Cube) for approximately $1.0 million in cash. The acquired cross-point switch products are critical to Internet infrastructure, data communications, telecommunications, broadcast video, test equipment and digital signal processing. The transaction was accounted for as a purchase and the acquired product line's results of operation since the date of acquisition have been included in the accompanying statement of operations. The purchase price was allocated entirely to in-process research and development.

     On March 20, 2002, the Company sold its military and space-related discrete power product line to International Rectifier Corporation for approximately $29.6 million in cash. As a result of the sale, the Company recorded a gain of $20.5 million, which was net of the assets acquired by International Rectifier, transaction fees and other exit costs associated with the sale.

     On March 25, 2002, the Company completed its acquisition of the assets of Signal Processing Technologies, Inc. (SPT), a wholly-owned subsidiary of Toko, Inc., for approximately $4.0 million in cash. SPT, located in Colorado Springs, Colorado, markets high performance analog-to-digital and digital-to-analog converters and comparators for the consumer, communications, and industrial markets. The purchase also includes a design center in Horten, Norway. The transaction was accounted for as a purchase and the acquired business's results of operations since the date of acquisition have been included in the accompanying statement of operations. In connection with the SPT purchase, the Company recorded a non-recurring charge of $0.7 million for in-process research and development. The remaining purchase price was allocated to various tangible and identifiable intangible assets, which will be amortized over its useful life of 5 years.

NOTE 6 -- GOODWILL

     Effective December 31, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangibles with indefinite lives are no longer amortized. Instead, the Company will perform an annual test for impairment of these assets.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     A summary of acquired intangible assets as of March 31, 2002 is as follows:

                                                                 AS OF MARCH 31, 2002
                                                             -----------------------------
                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
                                                                     (IN MILLIONS)
Identifiable intangible assets:
  Developed technology.....................................      $222.6         $ (42.8)
  Customer base............................................        55.8           (21.0)
  Covenant not to compete..................................        30.4           (18.0)
  Trademarks and tradenames................................        24.9           (18.3)
  Patents..................................................         5.3            (2.5)
                                                                 ------         -------
     Subtotal..............................................       339.0          (102.6)
  Goodwill.................................................       230.1              --
                                                                 ------         -------
     Total.................................................      $569.1         $(102.6)
                                                                 ======         =======

     The carrying amount of goodwill by reporting unit for the quarter ended March 31, 2002 is as follows:

                                                          DISCRETE
                                               DOMESTIC    POWER
(IN MILLIONS)                                   ANALOG    PRODUCTS   OPTOELECTRONICS   TOTAL
-------------                                  --------   --------   ---------------   ------
Balance as of March 31, 2002.................   $15.5      $159.9         $54.7        $230.1

     During the quarter, there were no changes to the carrying amount of goodwill due to acquisitions. In addition, the annual test for impairment of goodwill as required by SFAS No. 142 was completed during the quarter. No impairment was indicated. The fair value of the reporting units for purposes of the annual impairment test were estimated using discounted future cash flows. Identified reporting units which carry goodwill include domestic analog, discrete power products and Optoelectronics, which does not meet the requirements of a segment as defined in SFAS No. 131.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     For comparative purposes, net income before goodwill amortization net of tax and related per share amounts for the Company for the three months ended April 1, 2001 are as follows (in millions, except per share amounts):

                                                               THREE MONTHS ENDED
                                                                 APRIL 1, 2001
                                                               ------------------
NET INCOME:
  Reported..................................................         $  1.6
     Goodwill amortization..................................            2.1
     Less associated tax effects............................           (0.5)
                                                                     ------
  Net income before goodwill................................         $  3.2
                                                                     ======
  BASIC EARNINGS PER SHARE:
  Net income................................................         $ 0.02
     Goodwill amortization..................................           0.02
     Less associated tax effects............................          (0.01)
                                                                     ------
  Net income before goodwill................................         $ 0.03
                                                                     ======
  DILUTED EARNINGS PER SHARE:
  Net income................................................         $ 0.02
     Goodwill amortization..................................           0.02
     Less associated tax effects............................          (0.01)
                                                                     ------
  Net income before goodwill................................         $ 0.03
                                                                     ======

     The estimated amortization expense for the remainder of Fiscal 2002 and for each of the five succeeding fiscal years is as follows:

ESTIMATED AMORTIZATION EXPENSE:                                IN MILLIONS
-------------------------------                                -----------
Remainder of Fiscal 2002....................................      $28.3
Fiscal 2003.................................................       33.0
Fiscal 2004.................................................       25.8
Fiscal 2005.................................................       24.1
Fiscal 2006.................................................       23.9
Fiscal 2007.................................................       18.5

NOTE 7 -- SEGMENT INFORMATION

     The Company is currently organized into three reportable segments: the Analog and Mixed Signal Products Group (Analog), the Discrete Products Group (Discrete) and the Interface and Logic Products Group (Interface and Logic). The operating results for I-Cube are included with the Interface and Logic reporting segment. The operating results for SPT are included with the Analog reporting segment.

     The Company has determined that its Memory (formerly referred to as Configurable Products) business unit and its Optoelectronics Group do not meet the threshold for a separate reportable segment under SFAS No. 131, and accordingly these segments' results are included as part of the "Other" category for all periods presented. The Company's contract manufacturing business is not a separate reportable segment and its results are recorded together with the Memory business unit and the Optoelectronics Group in the "Other" category. Management evaluates the contract manufacturing business differently than its other operating

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES segments due in large part to the fact that it is predominantly driven by contractual agreements for limited time periods entered into with National Semiconductor Corporation and Samsung Electronics Co., Ltd.

     Selected operating segment financial information for the three months ended March 31, 2002 and April 1, 2001 is as follows:

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MARCH 30,   APRIL 1,
                                                                2002        2001
                                                              ---------   --------
                                                                 (IN MILLIONS)
REVENUE:
  Analog....................................................   $ 77.5      $ 84.1
  Discrete..................................................    178.8       155.2
  Interface and Logic.......................................     51.5        92.1
  Other.....................................................     29.1        53.9
                                                               ------      ------
     Total..................................................   $336.9      $385.3
                                                               ======      ======

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MARCH 30,   APRIL 1,
                                                                2002        2001
                                                              ---------   --------
                                                                 (IN MILLIONS)
OPERATING INCOME:
  Analog....................................................    $ 5.6      $  4.0
  Discrete..................................................      7.3        12.3
  Interface and Logic.......................................      2.2        21.2
                                                                -----      ------
  Subtotal..................................................     15.1        37.5
  Other.....................................................       --         3.4
  Purchased in-process research and development.............     (1.7)      (12.8)
  Restructuring and impairments.............................     (3.6)       (9.5)
                                                                -----      ------
     Total..................................................    $ 9.8      $ 18.6
                                                                =====      ======

NOTE 8 -- RESTRUCTURING AND IMPAIRMENTS

     During the three months ended March 31, 2002, the Company recorded a pre-tax restructuring charge of $3.6 million. The restructuring charge consisted of employee separation costs relating primarily to severance and other costs associated with approximately 150 salaried and hourly employees severed in the United States, Europe, Japan and Malaysia.

     During the three months ended April 1, 2001, the Company recorded a pre-tax restructuring charge of $9.5 million. The restructuring charge consisted of $8.3 million related to non-cash asset impairments and $1.2 million of employee separation costs. The asset impairments related to the consolidation of the five-inch wafer fabrication line in South Portland, Maine. The employee separation costs related primarily to severance and other benefits associated with approximately 300 salaried, hourly and temporary employees severed in Cebu, the Philippines.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table summarizes the activity in the Company's accrual for restructuring and impairment costs for the three months ended March 31, 2002 (in millions):

Accrual balances as of December 30, 2001....................   $    1.3
  Accrual...................................................        3.6
  Cash payments.............................................       (3.1)
  Non-cash items............................................       (0.3)
                                                               --------
Accrual balance as of March 31, 2002........................   $    1.5
                                                               ========

     The Company expects that all amounts will be substantially paid before the end of the year.

NOTE 9 -- DERIVATIVES

     The Company uses derivative instruments to manage exposures to foreign currencies. In accordance with SFAS No. 133, the fair value of these hedges is recorded on the balance sheet. Certain forecasted transactions are exposed to foreign currency risks. The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the euro and the Japanese yen. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, had no impact on earnings for the three months ended March 31, 2002. No cash flow hedges were derecognized or discontinued for the three months ended March 31, 2002.

     Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. The Company estimates that the entire $0.2 million of net derivative loss included in OCI will be reclassified into earnings within the next twelve months.

NOTE 10 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (UNAUDITED)

     The Company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation's subsidiaries are guarantors under the Senior Subordinated Notes and Convertible Senior Subordinated Notes. These guaranties are full and unconditional. In addition, all guaranties are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below.

                            CONDENSED CONSOLIDATING
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                 MARCH 31, 2002
                                ---------------------------------------------------------------------------------
                                  UNCONSOLIDATED      UNCONSOLIDATED
                                     FAIRCHILD          FAIRCHILD                         NON-
                                   SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS
                                -------------------   --------------   ------------   ------------   ------------
                                                                  (IN MILLIONS)
                                                     ASSETS
Current assets:
  Cash and cash equivalents....       $   --             $  491.9         $   --         $ 20.9       $      --
  Accounts receivable, net.....           --                 37.1            0.8          118.5              --
  Inventories..................           --                110.7           20.3           73.5              --
  Deferred income taxes........           --                 15.3            0.8             --              --
  Other current assets.........           --                  3.4            0.1            7.9              --
                                      ------             --------         ------         ------       ---------
    Total current assets.......           --                658.4           22.0          220.8              --
Property, plant and equipment,
  net..........................           --                263.2           65.3          322.8              --
Intangible assets, net.........           --                 13.9          294.4          158.2              --
Investment in subsidiary.......        812.5                870.9          154.0            2.0        (1,839.4)
Other assets...................          5.9                108.1           15.9            3.8              --
                                      ------             --------         ------         ------       ---------
    Total assets...............       $818.4             $1,914.5         $551.6         $707.6       $(1,839.4)
                                      ======             ========         ======         ======       =========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt.......................       $   --             $    0.4         $   --         $   --       $      --
  Accounts payable.............           --                 55.6            7.4           43.1              --
  Accrued expenses and other
    current liabilities........           --                 50.8            4.5           30.0              --
                                      ------             --------         ------         ------       ---------
    Total current
      liabilities..............           --                106.8           11.9           73.1              --
Long-term debt, less current
  portion......................           --              1,138.0             --             --              --
Net intercompany (receivable)
  payable......................           --               (149.3)         (15.9)         165.2              --
Other liabilities..............           --                  5.7            2.0           (4.0)             --
                                      ------             --------         ------         ------       ---------
    Total liabilities..........           --              1,101.2           (2.0)         234.3              --
                                      ------             --------         ------         ------       ---------
Commitments and contingencies
Stockholders' equity:
  Class A common stock.........          1.0                   --             --             --              --
  Class B common stock.........           --                   --             --             --              --
  Additional paid-in capital...        816.3                   --             --             --              --
  Retained earnings............          2.9                812.5          553.6          473.3        (1,839.4)
  Accumulated other
    comprehensive income.......           --                  0.8             --             --              --
  Less treasury stock (at
    cost)......................         (1.8)                  --             --             --              --
                                      ------             --------         ------         ------       ---------
    Total stockholders'
      equity...................        818.4                813.3          553.6          473.3        (1,839.4)
                                      ------             --------         ------         ------       ---------
    Total liabilities and
      stockholders' equity.....       $818.4             $1,914.5         $551.6         $707.6       $(1,839.4)
                                      ======             ========         ======         ======       =========

                                   MARCH 31, 2002
                                 -------------------
                                    CONSOLIDATED
                                      FAIRCHILD
                                    SEMICONDUCTOR
                                 INTERNATIONAL, INC.
                                 -------------------
                                    (IN MILLIONS)
                                       ASSETS
Current assets:
  Cash and cash equivalents....       $  512.8
  Accounts receivable, net.....          156.4
  Inventories..................          204.5
  Deferred income taxes........           16.1
  Other current assets.........           11.4
                                      --------
    Total current assets.......          901.2
Property, plant and equipment,
  net..........................          651.3
Intangible assets, net.........          466.5
Investment in subsidiary.......             --
Other assets...................          133.7
                                      --------
    Total assets...............       $2,152.7
                                      ========
                                   LIABILITIES AND
                                     STOCKHOLDERS'
                                        EQUITY
Current liabilities:
  Current portion of long-term
    debt.......................       $    0.4
  Accounts payable.............          106.1
  Accrued expenses and other
    current liabilities........           85.3
                                      --------
    Total current
      liabilities..............          191.8
Long-term debt, less current
  portion......................        1,138.0
Net intercompany (receivable)
  payable......................             --
Other liabilities..............            3.7
                                      --------
    Total liabilities..........        1,333.5
                                      --------
Commitments and contingencies
Stockholders' equity:
  Class A common stock.........            1.0
  Class B common stock.........             --
  Additional paid-in capital...          816.3
  Retained earnings............            2.9
  Accumulated other
    comprehensive income.......            0.8
  Less treasury stock (at
    cost)......................           (1.8)
                                      --------
    Total stockholders'
      equity...................          819.2
                                      --------
    Total liabilities and
      stockholders' equity.....       $2,152.7
                                      ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31, 2002
                              ------------------------------------------------------------------
                                UNCONSOLIDATED      UNCONSOLIDATED
                                   FAIRCHILD          FAIRCHILD                         NON-
                                 SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                              INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES
                              -------------------   --------------   ------------   ------------
                                                        (IN MILLIONS)
Revenue:
  Net sales -- trade........         $  --              $54.9           $  0.9         $270.4
  Net
    sales -- intercompany...            --              252.4             38.1           81.5
  Contract manufacturing....            --                7.9               --            2.8
                                     -----              -----           ------         ------
        Total revenue.......            --              315.2             39.0          354.7
Operating expenses:
  Cost of sales -- trade....            --               17.9             (1.6)         232.3
  Cost of
    sales -- intercompany...            --              251.1             37.4           83.5
  Cost of contract
    manufacturing...........            --                7.2               --            1.5
  Research and
    development.............            --                9.3              5.8            5.6
  Selling, general and
    administrative..........            --               (9.7)            32.8           11.4
  Amortization of
    acquisition-related
    intangibles.............            --                 --              2.4            6.9
  Purchased in-process
    research and
    development.............            --                1.0              0.7             --
  Restructuring and
    impairments.............            --                1.7              0.7            1.2
                                     -----              -----           ------         ------
        Total operating
          expenses..........            --              278.5             78.2          342.4
                                     -----              -----           ------         ------
Operating income (loss).....            --               36.7            (39.2)          12.3
Interest expense............            --               28.6               --             --
Interest income.............            --               (2.3)            (0.1)          (0.1)
Other income................            --                 --            (20.5)            --
Equity in subsidiary
  (income) loss.............          (2.7)               6.9            (16.2)            --
                                     -----              -----           ------         ------
Income (loss) before income
  taxes.....................           2.7                3.5             (2.4)          12.4
Provision for income
  taxes.....................            --                0.8               --            0.7
                                     -----              -----           ------         ------
Net income (loss)...........         $ 2.7              $ 2.7           $ (2.4)        $ 11.7
                                     =====              =====           ======         ======

                              THREE MONTHS ENDED MARCH 31, 2002
                              ----------------------------------
                                                CONSOLIDATED
                                                  FAIRCHILD
                                                SEMICONDUCTOR
                              ELIMINATIONS   INTERNATIONAL, INC.
                              ------------   -------------------
                                        (IN MILLIONS)
Revenue:
  Net sales -- trade........    $    --            $326.2
  Net
    sales -- intercompany...     (372.0)               --
  Contract manufacturing....         --              10.7
                                -------            ------
        Total revenue.......     (372.0)            336.9
Operating expenses:
  Cost of sales -- trade....         --             248.6
  Cost of
    sales -- intercompany...     (372.0)               --
  Cost of contract
    manufacturing...........         --               8.7
  Research and
    development.............         --              20.7
  Selling, general and
    administrative..........         --              34.5
  Amortization of
    acquisition-related
    intangibles.............         --               9.3
  Purchased in-process
    research and
    development.............         --               1.7
  Restructuring and
    impairments.............         --               3.6
                                -------            ------
        Total operating
          expenses..........     (372.0)            327.1
                                -------            ------
Operating income (loss).....         --               9.8
Interest expense............         --              28.6
Interest income.............         --              (2.5)
Other income................         --             (20.5)
Equity in subsidiary
  (income) loss.............       12.0                --
                                -------            ------
Income (loss) before income
  taxes.....................      (12.0)              4.2
Provision for income
  taxes.....................         --               1.5
                                -------            ------
Net income (loss)...........    $ (12.0)           $  2.7
                                =======            ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31, 2002
                                ----------------------------------------------------------------------------------------
                                  UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                     FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                   SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                -------------------   --------------   ------------   ------------   -------------------
                                                                     (IN MILLIONS)
Cash flows provided by (used
  in) operating activities:...         $  --              $  2.3          $ 1.8          $(3.1)            $  1.0
                                       -----              ------          -----          -----             ------
Investing activities:
  Capital expenditures........            --               (16.4)          (0.5)          (4.1)             (21.0)
  Purchase of molds and
     tooling..................            --                  --           (1.3)            --               (1.3)
  Purchase of long-term
     investments..............            --                  --             --             --                 --
  Acquisitions and
     divestitures, net of cash
     acquired.................            --                24.6             --             --               24.6
  Investment (in) from
     affiliate................          (5.3)                5.3             --             --                 --
                                       -----              ------          -----          -----             ------
     Cash provided by (used
       in) investing
       activities.............          (5.3)               13.5           (1.8)          (4.1)               2.3
                                       -----              ------          -----          -----             ------
Financing activities:
  Repayment of long-term
     debt.....................            --                (0.2)            --             --               (0.2)
  Issuance of long-term
     debt.....................            --                  --             --             --                 --
  Proceeds from issuance of
     common stock and from
     issuance of stock
     options, net.............           5.3                  --             --             --                5.3
  Purchase of treasury
     stock....................            --                  --             --             --                 --
  Debt issuance costs.........            --                  --             --             --                 --
                                       -----              ------          -----          -----             ------
     Cash provided by (used
       in) financing
       activities.............           5.3                (0.2)            --             --                5.1
                                       -----              ------          -----          -----             ------
Net change in cash and cash
  equivalents.................            --                15.6             --           (7.2)               8.4
Cash and cash equivalents at
  beginning of period.........            --               476.3             --           28.1              504.4
                                       -----              ------          -----          -----             ------
Cash and cash equivalents at
  end of period...............         $  --              $491.9          $  --          $20.9             $512.8
                                       =====              ======          =====          =====             ======
Supplemental Cash Flow
  Information:
  Cash paid during the period
     for:
     Income taxes.............         $  --              $  0.1          $  --          $ 0.2             $  0.3
                                       =====              ======          =====          =====             ======
     Interest.................         $  --              $ 32.8          $  --          $  --             $ 32.8
                                       =====              ======          =====          =====             ======

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)

                                                                 DECEMBER 30, 2001
                                 ---------------------------------------------------------------------------------
                                   UNCONSOLIDATED      UNCONSOLIDATED
                                      FAIRCHILD          FAIRCHILD                         NON-
                                    SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                 INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS
                                 -------------------   --------------   ------------   ------------   ------------
                                                                   (IN MILLIONS)
                                                      ASSETS
Current assets:
  Cash and cash equivalents.....       $   --             $  476.3         $   --         $ 28.1       $      --
  Accounts receivable, net......           --                 31.8            1.4          100.4              --
  Inventories...................           --                113.9           21.0           74.2              --
  Deferred income taxes.........           --                 15.2            0.8            0.4              --
  Other current assets..........           --                  3.9            0.1            7.3              --
                                       ------             --------         ------         ------       ---------
    Total current assets........           --                641.1           23.3          210.4              --
Property, plant and equipment,
  net...........................           --                257.6           67.5          334.5              --
Intangible assets, net..........           --                 14.0          300.8          165.0              --
Investment in subsidiary........        801.1                894.9          154.0            2.0        (1,852.0)
Other assets....................          5.9                109.8           16.0            3.3              --
                                       ------             --------         ------         ------       ---------
    Total assets................       $807.0             $1,917.4         $561.6         $715.2       $(1,852.0)
                                       ======             ========         ======         ======       =========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt........................       $   --             $    0.4         $   --         $   --       $      --
  Accounts payable..............           --                 48.1            7.5           51.1              --
  Accrued expenses and other
    current liabilities.........           --                 59.3            3.2           29.7              --
                                       ------             --------         ------         ------       ---------
    Total current liabilities...           --                107.8           10.7           80.8              --
Long-term debt, less current
  portion.......................           --              1,138.2             --             --              --
Net intercompany (receivable)
  payable.......................           --               (136.1)         (22.1)         158.2              --
Other liabilities...............           --                  6.4            2.0           (4.7)             --
                                       ------             --------         ------         ------       ---------
    Total liabilities...........           --              1,116.3           (9.4)         234.3              --
                                       ------             --------         ------         ------       ---------
Commitments and contingencies
Stockholders' equity:
  Class A common stock..........          1.0                   --             --             --              --
  Class B common stock..........           --                   --             --             --              --
  Additional paid-in capital....        809.7                   --             --             --              --
  Retained earnings.............          0.1                800.1          571.0          480.9        (1,852.0)
  Accumulated other
    comprehensive income........           --                  1.0             --             --              --
  Less treasury stock (at
    cost).......................         (3.8)                  --             --             --              --
                                       ------             --------         ------         ------       ---------
    Total stockholders'
      equity....................        807.0                801.1          571.0          480.9        (1,852.0)
                                       ------             --------         ------         ------       ---------
    Total liabilities and
      stockholders' equity......       $807.0             $1,917.4         $561.6         $715.2       $(1,852.0)
                                       ======             ========         ======         ======       =========

                                   DECEMBER 30, 2001
                                  -------------------
                                     CONSOLIDATED
                                       FAIRCHILD
                                     SEMICONDUCTOR
                                  INTERNATIONAL, INC.
                                  -------------------
                                     (IN MILLIONS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.....       $  504.4
  Accounts receivable, net......          133.6
  Inventories...................          209.1
  Deferred income taxes.........           16.4
  Other current assets..........           11.3
                                       --------
    Total current assets........          874.8
Property, plant and equipment,
  net...........................          659.6
Intangible assets, net..........          479.8
Investment in subsidiary........             --
Other assets....................          135.0
                                       --------
    Total assets................       $2,149.2
                                       ========
                                    LIABILITIES AND
                                      STOCKHOLDERS'
                                         EQUITY
Current liabilities:
  Current portion of long-term
    debt........................       $    0.4
  Accounts payable..............          106.7
  Accrued expenses and other
    current liabilities.........           92.2
                                       --------
    Total current liabilities...          199.3
Long-term debt, less current
  portion.......................        1,138.2
Net intercompany (receivable)
  payable.......................             --
Other liabilities...............            3.7
                                       --------
    Total liabilities...........        1,341.2
                                       --------
Commitments and contingencies
Stockholders' equity:
  Class A common stock..........            1.0
  Class B common stock..........             --
  Additional paid-in capital....          809.7
  Retained earnings.............            0.1
  Accumulated other
    comprehensive income........            1.0
  Less treasury stock (at
    cost).......................           (3.8)
                                       --------
    Total stockholders'
      equity....................          808.0
                                       --------
    Total liabilities and
      stockholders' equity......       $2,149.2
                                       ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED APRIL 1, 2001
                                    ------------------------------------------------------------------
                                      UNCONSOLIDATED
                                         FAIRCHILD        UNCONSOLIDATED
                                       SEMICONDUCTOR        FAIRCHILD                         NON-
                                      INTERNATIONAL,      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                           INC.            CORPORATION     SUBSIDIARIES   SUBSIDIARIES
                                    -------------------   --------------   ------------   ------------
                                                              (IN MILLIONS)
Revenue:
  Net sales -- trade..............         $  --              $ 76.6          $  7.5         $283.7
  Net sales -- intercompany.......            --               230.7            20.1           91.8
  Contract manufacturing..........            --                16.0              --            1.5
                                           -----              ------          ------         ------
      Total revenue...............            --               323.3            27.6          377.0
Operating expenses:
  Cost of sales -- trade..........            --                35.9             9.3          209.8
  Cost of sales -- intercompany...            --               228.7            19.0           94.9
  Cost of contract
    manufacturing.................            --                11.2              --            1.0
  Research and development........            --                12.3             5.2            6.0
  Selling, general and
    administrative................            --                26.4             3.8           13.1
  Amortization of
    acquisition-related
    intangibles...................            --                 0.1             2.8            7.5
  Purchased in-process research
    and development...............            --                  --            12.8             --
  Restructuring and impairments...            --                 8.3             0.4            0.8
                                           -----              ------          ------         ------
      Total operating expenses....            --               322.9            53.3          333.1
                                           -----              ------          ------         ------
Operating income (loss)...........            --                 0.4           (25.7)          43.9
Interest expense..................            --                23.9              --             --
Interest income...................            --                (7.3)             --           (0.1)
Other income......................            --                  --              --             --
Equity in subsidiary income.......          (1.6)              (15.5)          (19.3)            --
                                           -----              ------          ------         ------
Income (loss) before income
  taxes...........................           1.6                (0.7)           (6.4)          44.0
Provision (benefit) for income
  taxes...........................            --                (2.3)             --            2.8
                                           -----              ------          ------         ------
Net income (loss).................         $ 1.6              $  1.6          $ (6.4)        $ 41.2
                                           =====              ======          ======         ======

                                     THREE MONTHS ENDED APRIL 1, 2001
                                    ----------------------------------
                                                      CONSOLIDATED
                                                        FAIRCHILD
                                                      SEMICONDUCTOR
                                                     INTERNATIONAL,
                                    ELIMINATIONS          INC.
                                    ------------   -------------------
                                              (IN MILLIONS)
Revenue:
  Net sales -- trade..............    $    --            $367.8
  Net sales -- intercompany.......     (342.6)               --
  Contract manufacturing..........         --              17.5
                                      -------            ------
      Total revenue...............     (342.6)            385.3
Operating expenses:
  Cost of sales -- trade..........         --             255.0
  Cost of sales -- intercompany...     (342.6)               --
  Cost of contract
    manufacturing.................         --              12.2
  Research and development........         --              23.5
  Selling, general and
    administrative................         --              43.3
  Amortization of
    acquisition-related
    intangibles...................         --              10.4
  Purchased in-process research
    and development...............         --              12.8
  Restructuring and impairments...         --               9.5
                                      -------            ------
      Total operating expenses....     (342.6)            366.7
                                      -------            ------
Operating income (loss)...........         --              18.6
Interest expense..................         --              23.9
Interest income...................         --              (7.4)
Other income......................         --                --
Equity in subsidiary income.......       36.4                --
                                      -------            ------
Income (loss) before income
  taxes...........................      (36.4)              2.1
Provision (benefit) for income
  taxes...........................         --               0.5
                                      -------            ------
Net income (loss).................    $ (36.4)           $  1.6
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
                                              FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                            SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                         INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                         -------------------   --------------   ------------   ------------   -------------------
                                                                              (IN MILLIONS)
Cash flows provided by operating
  activities:...........................        $  --             $  19.3           $1.2          $ 12.7            $  33.2
                                                -----             -------           ----          ------            -------
Investing activities:
  Capital expenditures..................           --               (22.7)            --           (24.7)             (47.4)
  Purchase of molds and tooling.........           --                  --             --            (1.1)              (1.1)
  Purchase of long-term investments.....           --                (3.5)            --              --               (3.5)
  Acquisitions, net of cash acquired....           --              (343.1)            --              --             (343.1)
  Investment (in) from affiliate........          1.6                (1.6)            --              --                 --
                                                -----             -------           ----          ------            -------
      Cash provided by (used in)
         investing activities...........          1.6              (370.9)            --           (25.8)            (395.1)
                                                -----             -------           ----          ------            -------
Financing activities:
  Repayment of long-term debt...........           --                  --             --              --                 --
  Issuance of long-term debt............           --               350.0             --              --              350.0
  Proceeds from issuance of common stock
    and from issuance of stock options,
    net.................................          1.8                  --             --              --                1.8
  Purchase of treasury stock............         (3.4)                 --             --              --               (3.4)
  Debt issuance costs...................           --               (10.7)            --              --              (10.7)
                                                -----             -------           ----          ------            -------
      Cash provided by (used in)
         financing activities...........         (1.6)              339.3             --              --              337.7
                                                -----             -------           ----          ------            -------
Net change in cash and cash
  equivalents...........................           --               (12.3)           1.2           (13.1)             (24.2)
Cash and cash equivalents at beginning
  of period.............................           --               374.5             --            27.3              401.8
                                                -----             -------           ----          ------            -------
Cash and cash equivalents at end of
  period................................        $  --             $ 362.2           $1.2          $ 14.2            $ 377.6
                                                =====             =======           ====          ======            =======
Supplemental Cash Flow Information:
  Cash paid during the year for:
      Income taxes......................        $  --             $    --           $ --          $  3.2            $   3.2
                                                =====             =======           ====          ======            =======
      Interest..........................        $  --             $  18.0           $ --          $   --            $  18.0
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

OVERVIEW

     We are one of the largest independent semiconductor companies focused solely on developing, manufacturing and selling high performance semiconductors critical to multiple end markets. We design, develop and market analog, discrete, interface and logic, non-volatile memory and optoelectronic semiconductors. Within our broad product portfolio, we focus on providing discrete and analog power management and interface solutions. Nearly two-thirds of our trade sales in the first quarter of 2002 were from discrete and analog products used directly in power applications such as voltage conversion, power regulation, power distribution, and power and battery management. With the acquisition in 2001 of the discrete power products business from Intersil Corporation, which we refer to as DPP, we believe that we are now the world's leading supplier of power analog and power discrete products. Our products are used as building block components in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; portable digital consumer cameras, displays, audio/video devices, household appliances; and automotive ignition applications. Because of their basic functionality, our products provide customers with greater design flexibility than more highly integrated products and improve the performance of more complex devices or systems. Given these characteristics, our products have a wide range of applications. Our products are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets.

     On March 20, 2002, we acquired the cross-point switch product line and associated intellectual property of I-Cube, Inc. (I-Cube) for approximately $1.0 million in cash, including related acquisition costs. Cross-point switches are critical to Internet infrastructure, data communications, telecommunications, broadcast video, test equipment and digital signal processing.

     On March 20, 2002, we sold our military and space-related discrete power product line to International Rectifier Corporation for approximately $29.6 million in cash.

     On March 25, 2002, we acquired Signal Processing Technologies, Inc. (SPT), the data conversion business and related design center of Toko, Inc. for approximately $4.0 million in cash, including related acquisition costs. SPT will add leading-edge converter products to our analog and mixed signal product offering.

RESULTS OF OPERATIONS

     We generated net income of $2.7 million in the first quarter of 2002 compared to $1.6 million in the comparable period of 2001. During the first quarter of 2002, amortization of goodwill was stopped in accordance with SFAS No. 142. Had goodwill not been amortized in the first quarter of 2001, net income would have been $3.2 million. Excluding unusual (gains) charges and amortization of acquisition-related intangibles, pro forma net income (loss) was as follows:

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MARCH 31,   APRIL 1,
                                                                2002        2001
                                                              ---------   --------
                                                                 (IN MILLIONS)
Net income..................................................   $  2.7      $ 1.6
  Restructuring and impairments.............................      3.6        9.5
  Purchased in-process research and development.............      1.7       12.8
  Gain on sale of space and defense product line............    (20.5)        --
  Amortization of acquisition-related intangibles...........      9.3       10.4
  Less associated tax effects...............................      2.1       (8.2)
                                                               ------      -----
Pro forma net income (loss).................................   $ (1.1)     $26.1
                                                               ======      =====

     Restructuring and impairments in the first quarter of 2002 include $3.6 million for employee severance and other costs associated with approximately 150 salaried and hourly employees severed in the United States, Europe, Japan and Malaysia. Restructuring and impairments in the first quarter of 2001 include asset impairment charges related to the consolidation of the five-inch wafer fabrication line in South Portland, Maine ($8.3 million) as well as employee severance and other costs ($1.2 million) associated with approximately 300 salaried, hourly and temporary employees severed primarily in Cebu, the Philippines.

     Purchased in-process research and development was recorded in the first quarter of 2002 in connection with our acquisitions of I-Cube ($1.0 million) and SPT ($0.7 million). Purchased in-process research and development of $12.8 million was recorded in connection with our acquisition of DPP in the first quarter of 2001.

     Operating income was $9.8 million in the first quarter of 2002 compared to $18.6 million in the first quarter of 2001. Excluding restructuring and impairments and purchased in-process research and development, pro forma operating income was $15.1 million in the first quarter of 2002 compared to $40.9 million in the first quarter of 2001. The decrease in operating income is primarily due to an overall decline in the semiconductor industry as well as the economy generally, resulting in lower gross profit driven by lower prices, unit volumes and underutilization of our factories, as well as from lower contract manufacturing revenue. This decrease in lower gross profits has been partially offset by cost reductions in our operating expenses.

     On a segment basis, Analog had operating income of $5.6 million for the first quarter of 2002, compared to $4.0 million in the first quarter of 2001. The increase in Analog's operating income was primarily due to a decrease in revenues and gross margins offset by decreases in selling, general and administrative expenses and intangibles amortization, as a result of the implementation of SFAS No. 142. Discrete had operating income of $7.3 million in the first quarter of 2002 compared to operating income of $12.3 million in the first quarter of 2001. The decrease in Discrete's operating income was primarily due to a decrease in gross margins, coupled with an increase in research and development and selling, general and administrative expenses due primarily to a full quarter of the DPP expenses in the first quarter of 2002 as compared to the first quarter of 2001. Interface and Logic had operating income of $2.2 million in the first quarter 2002 compared to operating income of $21.2 million in the first quarter of 2001. The decrease in Interface and Logic's operating income was the result of a decrease in gross margin partially offset by decreases in research and development and selling, general and administrative expenses.

     Excluding depreciation and amortization of $41.3 million in the first quarter of 2002 and $40.5 million in the first quarter of 2001, restructuring and impairments, purchased in-process research and development and other income, earnings before interest, taxes depreciation and amortization (EBITDA) were $56.4 million in the first quarter of 2002 compared to $81.4 million in the first quarter of 2001. EBITDA is presented because we believe that it is a widely accepted financial indicator of an entity's ability to incur and service debt. Pro forma net income (loss) and pro forma operating income are presented because we use them as alternative measures of the operating performance of the business. EBITDA, pro forma net income, and pro forma operating income should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with accounting principles generally accepted in the United States of America, as an indicator of our operating performance, or as an alternative to cash flow as a measure of liquidity.

REVENUES

     Our revenues consist of trade sales to unaffiliated customers (96.8% of total revenues in the first quarter of 2002 and 95.5% of total revenues in the first quarter of 2001) and revenues from contract manufacturing services provided to National Semiconductor and Samsung Electronics (3.2% of total revenues in the first quarter 2002 and 4.5% of total revenues in the first quarter of 2001).

     Trade sales were $326.2 million in the first quarter of 2002 compared to $367.8 million for the first quarter of 2001. The decrease in trade sales was the result of lower unit volumes coupled with lower average selling prices.

     Analog revenues decreased 7.8% to $77.5 million in the first quarter of 2002 from $84.1 million in the first quarter of 2001. The decrease is a result of lower sales for low drop-out regulators and microcontrollers, which are directed towards communications applications, offset by strength in sales of our Fairchild Power Switch, which is directed toward consumer applications. Discrete revenues increased 15.2% to $178.8 million in the first quarter 2002 compared to $155.2 million in the first quarter of 2001. The increase is primarily the result of a full quarter of revenue from our DPP acquisition, which occurred late in the first quarter of 2001. Interface and Logic revenues decreased 44.1% to $51.5 million in the first quarter of 2002 from $92.1 million in the first quarter of 2001. The decrease is a result of lower revenues from our mature products, as well as lower revenue from our Tiny Logic(TM) products as a result of the slow down in the communications market.

     As a percentage of trade sales, geographic trade sales for North America, Europe, Asia/Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for the three months ended March 31, 2002 and April 1, 2001:

                                                               THREE MONTHS ENDED
                                                              --------------------
                                                              MARCH 31,   APRIL 1,
                                                                2002        2001
                                                              ---------   --------
North America...............................................      16%        21%
Europe......................................................      11         14
Asia/Pacific................................................      51         47
Korea.......................................................      22         18
                                                                 ---        ---
          Total.............................................     100%       100%
                                                                 ===        ===

     North American revenues decreased 33% in the first quarter 2002 compared to the first quarter of 2001. The North American sales region has been hardest hit by the inventory correction occurring in all end market segments, as well as weak economic conditions in the United States. European revenues decreased 28% in the first quarter of 2002 compared to the first quarter of 2001. They have been impacted by the same factors affecting North America. Revenues in our Asia/Pacific sales region decreased 4% in the first quarter of 2002 compared to the first quarter of 2001. The small year over year decrease in Asia/Pacific as compared to other regions is a function of our strong presence in this region. While revenues decreased 4% year over year driven by comparative weakness in the consumer and communications markets, sequentially, revenues in this region increased 1%. Sales in our Korean region increased 8% in the first quarter of 2002 compared to the first quarter of 2001. This increase was due to strong demand from our largest customer, Samsung Electronics.

     Contract manufacturing revenues decreased 38.9% to $10.7 million in the first quarter of 2002 compared to $17.5 million in the first quarter of 2001. The decrease in contract manufacturing revenue resulted from diminishing demand from both National Semiconductor and Samsung Electronics.

GROSS PROFIT

     Gross profit was as follows for the three months ended March 31, 2001 and April 1, 2001:

                                                                  THREE MONTHS ENDED
                                                      -------------------------------------------
                                                           MARCH 31,               APRIL 1,
                                                              2002                   2001
                                                           ---------               --------
                                                                     (IN MILLIONS)
Trade gross profit..................................    $77.6       23.8%      $112.8      30.7%
Contract manufacturing gross profit.................      2.0       18.7%         5.3      30.3%
                                                        -----                  ------
          Total gross profit........................    $79.6       23.6%      $118.1      30.7%
                                                        =====                  ======

     The decrease in gross profit was primarily due to lower prices and unit volumes, an unfavorable product mix and lower capacity utilization.

RESEARCH AND DEVELOPMENT

     Research and development expenses ("R&D") were $20.7 million, or 6.3% of trade sales, in the first quarter of 2002, compared to $23.5 million, or 6.4% of trade sales, in the first quarter of 2001. The decrease was due to spending reductions in response to softer market conditions, offset by increased R&D as a result of a full quarter of R&D expenses in 2002 from our DPP acquisition.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses ("SG&A") were $34.5 million, or 10.6% of trade sales, in the first quarter of 2002, compared to $43.3 million, or 11.8% of trade sales, in the first quarter of 2001. We have offset SG&A from our acquired businesses in 2001 with spending reductions in response to softer market conditions.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES

     Amortization of acquisition-related intangibles was $9.3 million in the first quarter of 2002, compared to $10.4 million in the first quarter of 2001. The decrease in amortization is due to our adoption of FAS 142 ($2.1 million) offset by increases in intangible amortization as a result of a full quarter of amortization for our DPP acquisition as well as the result of our Impala acquisition in the latter part of 2001 ($1.0 million).

INTEREST EXPENSE

     Interest expense was $28.6 million in the first quarter 2002 compared to $23.9 million in the first quarter of 2001. The increase in interest expense was principally the result of expense associated with the $350.0 million of 10 1/2% Senior Subordinated Notes we sold in the first quarter of 2001 as well as the $200.0 million of 5% Convertible Senior Subordinated Notes we sold in the fourth quarter of 2001. This increase is partially offset by a decrease in interest expense as a result of a reduction in our revolving credit facility balance.

INTEREST INCOME

     Interest income was $2.5 million in the first quarter of 2002 compared to $7.4 million in the first quarter of 2001. The decrease in interest income for the first quarter of 2002 compared to the comparable period of 2001 was due to lower rates of return on our short-term investments.

OTHER INCOME

     In the first quarter of 2002, we recorded a gain of $20.5 million related to the sale of our military and space-related discrete power product line.

INCOME TAXES

     Income tax expense was $1.5 million for the first quarter of 2002 compared to $0.5 million for the first quarter of 2001. The effective tax rate for the first quarter of 2002 was 36% compared to 25% for the first quarter of 2001. The increase in our effective tax rate was due primarily to regional economic conditions resulting in decreased profits in certain low tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     We have a borrowing capacity of $300.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At March 31, 2002, adjusted for outstanding letters of credit, we had $299.2 million available under this senior credit facility.

     Our senior credit facility, the indentures governing our 10 1/8% Senior Subordinated Notes, 10 3/8% Senior Subordinated Notes, 10 1/2% Senior Subordinated Notes and 5.0% Convertible Senior Subordinated Notes and other debt instruments we may enter into in the future may, impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility relating to financial ratios also include a minimum interest coverage ratio and a maximum senior leverage ratio. Provided there are no further outstanding balances under the senior credit facility, compliance with these ratios is not required until March 31, 2003. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the next twelve months. We intend to invest approximately $145 to $155 million in 2002 to expand capacity primarily in support of in-sourcing of assembly and test capacity, including construction of our new facility in Suzhou, China, and our e-business initiatives. We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

     As of March 31, 2002, our cash and cash equivalents balance was $512.8 million, an increase of $8.4 million from December 30, 2001.

     During the first quarter of 2002, our operations provided $1.0 million in cash compared to $33.2 million of cash in the first quarter of 2001. The decrease in cash provided by operating activities is due to a decrease in the first quarter of 2002 in net income adjusted for non-cash items compared with the first quarter of 2001. Cash provided by (used in) investing activities during the first quarter of 2002 totaled $2.3 million, compared to ($395.1) million in the first quarter of 2001. The increase primarily results from a net cash inflow for acquisitions and divestitures of $24.6 million in the first quarter of 2002 versus a net cash outflow in the first quarter of 2001 for acquisitions and divestitures of $343.1 million. Cash provided by financing activities of $5.1 million for the first quarter of 2002 was primarily from proceeds from the issuance of common stock upon the exercise of options. Cash provided by financing activities of $337.7 million in the first quarter of 2001 was due primarily to proceeds from the issuance of the 10 1/2% Senior Subordinated Notes, net of debt issuance costs.

     It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or "take or pay" arrangements for purchases of certain equipment and raw materials. At March 31, 2002, obligations under these arrangements were not material to our consolidated financial statements. The table below summarizes aggregate maturities of long-term debt and future minimum lease payments under noncancelable operating leases as of March 31, 2002.

                                                     REMAINDER    1-3     4-5      AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL      OF 2002    YEARS   YEARS    5 YEARS
-----------------------                   --------   ---------   -----   ------   -------
                                                           (IN MILLIONS)
Long-Term Debt..........................  $1,138.4     $ 0.2     $ 0.8   $210.7   $926.7
Operating Leases........................      89.4      15.7      29.8      9.4     34.5
                                          --------     -----     -----   ------   ------
          Total.........................  $1,227.8     $15.9     $30.6   $220.1   $961.2
                                          ========     =====     =====   ======   ======

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL, EXCLUDING
SUBSIDIARIES

     Fairchild Semiconductor International, Inc. is a holding company, the principal asset of which is the stock of its wholly owned subsidiary, Fairchild Semiconductor Corporation. Fairchild Semiconductor International on a stand-alone basis had no cash flow from operations in the first three months of 2002, nor in the first three months of 2001. Fairchild Semiconductor International on a stand-alone basis has no cash requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgements or estimates.

Based on this definition, we believe our critical accounting policies include the policies of revenue recognition, sales reserves, inventory valuation and the impairment of long-lived assets. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

     On an on going basis, we evaluate the judgments and estimates underlying all of our accounting policies, including those related to customer sales allowances, product returns, bad debts, inventories, impairment of long-lived assets, deferred tax valuation allowances, restructuring reserves and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results in the amount and timing of our actual results for any period could occur if our management made different judgements or utilized different estimates.

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

     We assess the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following:

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

     When we determine that the carrying value of any long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on the difference between an asset's carrying value and an estimate of fair value, which may be determined based upon quotes or a projected discounted cash flow, using a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model.

FORWARD LOOKING STATEMENTS

     This quarterly report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "we believe," "we expect," "we intend," "may," "will," "should," "seeks," "approximately," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this quarterly report are made based on management's current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Business Risks section below. Among these factors are the following: changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors' actions; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Business Risks section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this quarterly report. It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter's results. The business outlook below is consistent with the outlook included in our April 23, 2002 press release announcing first quarter results. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at investor.fairchildsemi.com. Toward the end of each quarter, we observe a "quiet period," when the outlook is not updated to reflect management's current expectations. The quiet period for the second quarter of 2002 will be from June 17, 2002 to July 23, 2002, when we plan to release our second quarter 2002 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook or the company's financial results or expectations.

OUTLOOK

     We expect revenues in the second quarter of 2002 to be 3-5% higher than the first quarter, and currently expect revenue growth for the remainder of the year to follow normal seasonal trends, which means sequentially flat sales in the third quarter followed by stronger revenue growth in the fourth quarter.

     We expect higher factory utilization rates in second quarter to help improve our gross margins by 100-200 basis points sequentially. Pricing is firming for most of our new products but remains aggressive on some of our mature standard logic, linear and discrete product lines. During the second quarter, we will continue to focus on margin improvement through selective price increases and mix management. The full impact of this will not be felt until the beginning of the third quarter. As a result, we expect gross margins to continue to improve throughout the year due to a combination of higher factory utilization, improved product mix and slight price increases on our new products.

     For the second quarter, we expect our selling, general and administrative expenses (excluding amortization of intangibles) to stay roughly flat as a percentage of sales. We expect interest expense to average approximately $26 million per quarter.

     For purposes of computing EBITDA, pro forma net income and net income per share, we expect that depreciation and amortization will be roughly $33 million and amortization of acquisition-related intangibles to be approximately $9.5 million for the second quarter. Finally, we expect an outstanding diluted share count of approximately 106.5 million shares for the second quarter of 2002.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that an assembled workforce may no longer be accounted for as an identifiable intangible asset. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This provision was effective upon adoption for goodwill acquired after June 30, 2001 and effective December 31, 2001 for goodwill acquired prior to June 30, 2001. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     We adopted the provisions of SFAS No. 141, effective in the third quarter of 2001, and SFAS No. 142 effective December 31, 2001. We were required to evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, assembled workforce of $3.5 million was reclassified into goodwill in the first quarter of 2002. We were also required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments during the first quarter of 2002. No such adjustments were deemed necessary.

     SFAS No. 142 required us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we identified our reporting units and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Identified reporting units which carry goodwill include domestic analog and power device analog (Korea), which comprise our Analog segment, discrete power products and power device discrete (Korea) which are part of our Discrete segment and Optoelectronics, which does not meet the requirements of a segment as defined in SFAS No. 131. We then determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. We determined the fair value of our reporting units using discounted future cash flows. For each reporting unit, we determined that its fair value exceeded its carrying value, therefore no impairment is indicated. SFAS No. 142 requires that future impairment charges be recorded as a component of operating income.

     During the first quarter, we adopted SFAS No. 143, Accounting For Asset Retirement Obligations, issued in August 2001, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143 applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset. Implementation of SFAS No. 143 did not have a material impact on our financial condition or results of operations.

     During the first quarter, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in October 2001, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Implementation of SFAS No. 144 did not have a material impact on our financial condition or results of operations.

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

     OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD ADVERSELY AFFECT OUR FUTURE PERFORMANCE AND GROWTH.

     Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on patent, trade secret, trademark and copyright law to protect such technologies. Some of our technologies are not covered by any patent or patent application, and we cannot assure that:

     - the patents owned by us or numerous other patents which third parties license to us will not be invalidated, circumvented, challenged or licensed to other companies;

     - any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all.

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in some foreign countries.

     We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of such research. Some of our technologies have been licensed on a non-exclusive basis from National Semiconductor, Samsung Electronics and other companies which may license such technologies to others, including, in the case of National Semiconductor, commencing on March 11, 2002, our competitors. In addition, under a technology licensing and transfer agreement, National Semiconductor has limited royalty-free, worldwide license rights (without right to sublicense) to some of our technologies. If necessary or desirable, we may seek licenses under patents or intellectual property rights claimed by others. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for technologies we use could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technologies.

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

     WE MAY NOT BE ABLE TO CONSUMMATE FUTURE ACQUISITIONS OR SUCCESSFULLY INTEGRATE ACQUISITIONS INTO OUR BUSINESS.

     We have made nine acquisitions since we became an independent company in 1997 and we plan to pursue additional acquisitions of related businesses. We believe the semiconductor industry is going through a period of consolidation, and we expect to participate in this development. The expense incurred in consummating the future acquisition of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in our company incurring unanticipated expenses and losses. In addition, we may not be able to identify or finance additional acquisitions or realize any anticipated benefits from acquisitions we do complete.

     We are constantly pursuing acquisition opportunities and consolidation possibilities and are in various stages of due diligence or preliminary discussions with respect to a number of potential transactions, some of which would be significant. No material potential transactions are subject to a letter of intent or otherwise so far advanced as to make the transaction reasonably certain.

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

     Distributors accounted for 58% of our net trade sales for the three months ended March 31, 2002. Our five domestic distributors accounted for 5% of our net trade sales for the three months ended March 31, 2002. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor's initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

     Our power device business' sales are denominated primarily in U.S. dollars while a significant portion of its costs of goods sold and its operating expenses are denominated in South Korean won. Although we have taken steps to fix the costs subject to currency fluctuations and to balance won revenues and won costs, a significant change in this balance, coupled with a significant change in the value of the won relative to the dollar, could have a material adverse effect on our financial performance and results of operations. In addition, an unfavorable change in the value of the won could require us to write down our won-denominated assets

     WE ENTERED INTO A NUMBER OF LONG-TERM SUPPLY AND SUPPORT CONTRACTS WITH SAMSUNG ELECTRONICS IN CONNECTION WITH OUR ACQUISITION OF ITS POWER DEVICE BUSINESS IN 1999. ANY DECREASE IN THE PURCHASE REQUIREMENTS OF SAMSUNG ELECTRONICS OR ITS INABILITY TO MEET ITS CONTRACTUAL OBLIGATIONS COULD SUBSTANTIALLY REDUCE OUR FINANCIAL PERFORMANCE.

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

     In 2001, we acquired land in Suzhou, Jiangsu Province, People's Republic of China and in February 2002 began construction of the first phase of an 800,000 square foot assembly and test facility there. We are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. We also plan to export products out of China from the new Suzhou facility. In addition, since 2000 we have operated an optoelectronics manufacturing facility in Wuxi, China. Our ability to operate in China may be adversely affected by changes in that country's laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

     Although most of our known environmental liabilities are covered by indemnities from Raytheon Company, National Semiconductor or Samsung Electronics, these indemnities are limited to conditions that occurred prior to the consummation of those transactions with those companies. Moreover, we cannot assure you that their indemnity obligations to us for the covered liabilities will be adequate to protect us.

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

     On March 31, 2002, Affiliates of Citigroup Inc., and our directors and executive officers together own approximately 29.4% of the outstanding shares of our Class A Common Stock (including shares underlying vested option held by our directors and executive officers). By virtue of such stock ownership, such persons have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of directors and the amendment of our corporate charter and bylaws. Such persons may exercise their influence over us in a manner detriment to the interests of our stockholders or bondholders.

     WE ARE A LEVERAGED COMPANY WITH A DEBT TO EQUITY RATIO OF APPROXIMATELY 1.4 TO 1, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO GROW AND COMPETE.

     At March 31, 2002, we had total long-term debt of $1,138.0 million and a ratio of debt to equity of approximately 1.4 to 1.

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

     We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation's outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the indentures governing Fairchild Semiconductor Corporation's outstanding 10 1/8% Senior Subordinated Notes, its outstanding 10 3/8% Senior Subordinated Notes, its outstanding 10 1/2% Senior Subordinated Notes and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $299.2 million. As of March 31, 2002 we had $300.0 million available under this revolving credit facility. If new debt is added to our subsidiaries' current debt levels, the substantial risks described above would intensify.

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

     In addition, the credit agreement governing our senior credit facility contains other and more restrictive covenants and limits us from prepaying our other indebtedness. The senior credit facility also requires us to maintain specified financial ratios. These financial ratios become more restrictive over the life of the senior credit facility. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. Provided there are no further outstanding balances under our senior credit facility, compliance with these covenants in the credit agreement is not required until March 31, 2003. After that date, or earlier if we borrow money under the credit facility, a breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International's annual report on Form 10-K for the year ended December 30, 2001 and under the subheading "Quantitative and Qualitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 48 of the 10-K.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We have agreed in principle to settle the patent infringement lawsuit filed against us by Siliconix Incorporated in 1999 in the United States District Court for the Northern District of California. The terms of the settlement agreed in principle are not material to our financial position and are not expected to have a material effect on our future results of operations.

     From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.01    Non-Qualified Stock Option Agreement, dated February 22,
          2002, under the Restated Stock Option Plan between the
          registrant and each of Kirk P. Pond, Joseph R. Martin and
          Daniel E. Boxer.
 10.02    Non-Qualified Stock Option Agreement, dated February 22,
          2002, under the Restated Stock Option Plan between the
          registrant and certain other executive officers.
 10.03    Non-Qualified Stock Option Agreement, dated February 7, 2002 or February 28, 2002, under the Restated Stock Option Plan between the registrant and each of its non-employee
          directors.
 10.04    Nonstatutory Stock Option Agreement, dated February 22,
          2002, under the 2000 Executive Stock Option Plan between the registrant and each of Kirk P. Pond, Joseph R. Martin and
          Daniel E. Boxer.
 10.05    Nonstatutory Stock Option Agreement, dated February 22,
          2002, under the 2000 Executive Stock Option Plan between the registrant and certain other executive officers.
 10.06    Employment letter with John M. Watkins, Jr.

     (b) Reports on Form 8-K

     On January 23, 2002, we filed a special report on Form 8-K relating to financial information for the three and twelve months ended December 30, 2001 and forward-looking statements relating to the first quarter of 2002 as announced in a press release issued January 22, 2002. The press release is incorporated in, and filed as an exhibit to, the special report.

     On February 21, 2002, we filed a special report on Form 8-K relating to the update of our forward-looking guidance for the first quarter of 2002, as announced in a press release dated February 20, 2002. The press release is incorporated in, and filed as an exhibit to, the special report.

     On March 11, 2002, we filed a special report on Form 8-K relating to the filing of our audited financial statements as of and for the year ended December 30, 2001 together with Management's Discussion and Analysis of Financial Condition and Results of Operations for the periods included in such Financial Statements as well as to announce the agreement in principle reached with Siliconix Incorporated to settle the patent infringement lawsuit filed against us. The press release is incorporated in, and filed as an exhibit to, the special report.

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

                                          Fairchild Semiconductor International,
                                          Inc.

                                          By:      /s/ DAVID A. HENRY
                                            ------------------------------------
                                                       David A. Henry
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

Date: May 15, 2002

                                 EXHIBITS INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.01    Non-Qualified Stock Option Agreement, dated February 22,
          2002, under the Restated Stock Option Plan between the
          registrant and each of Kirk P. Pond, Joseph R. Martin and
          Daniel E. Boxer.
 10.02    Non-Qualified Stock Option Agreement, dated February 22,
          2002, under the Restated Stock Option Plan between the
          registrant and certain other executive officers.
 10.03    Non-Qualified Stock Option Agreement, dated February 7, 2002 or February 28, 2002, under the Restated Stock Option Plan between the registrant and each of its non-employee
          directors.
 10.04    Nonstatutory Stock Option Agreement, dated February 22,
          2002, under the 2000 Executive Stock Option Plan between the registrant and each of Kirk P. Pond, Joseph R. Martin and
          Daniel E. Boxer.
 10.05    Nonstatutory Stock Option Agreement, dated February 22,
          2002, under the 2000 Executive Stock Option Plan between the registrant and certain other executive officers.
 10.06    Employment letter with John M. Watkins, Jr.