Form 10-Q
period 2002-06-30
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2002-08-12
CIK 1036960

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the issuer's classes of common stock as of the close of business on June 30, 2002:

                TITLE OF EACH CLASS                             NUMBER OF SHARES
                -------------------                             ----------------
  Class A Common Stock, par value $.01 per share                   116,987,014
  Class B Common Stock, par value $.01 per share                            --

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of June 30, 2002
          (Unaudited) and December 30, 2001...........................     2
          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three and
          Six Months Ended June 30, 2002 and July 1, 2001.............     3
          Condensed Consolidated Statements of Comprehensive Income
          (Unaudited) for the Three and Six Months Ended June 30, 2002
          and July 1, 2001............................................     4
          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Three and
          Six Months Ended June 30, 2002 and July 1, 2001.............     5
          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................     6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    20
Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................    37

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................    38
Item 4.   Submission of Matters to a Vote of Security Holders.........    38
Item 5.   Other Information...........................................    38
Item 6.   Exhibits and Reports on Form 8-K............................    39
Signature.............................................................    41

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                               JUNE 30,     DECEMBER 30,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
     Cash and cash equivalents..............................   $  613.4       $  504.4
     Accounts receivable, net...............................      153.3          133.6
     Inventories............................................      205.5          209.1
     Deferred income taxes..................................       17.8           16.4
     Other current assets...................................       13.0           11.3
                                                               --------       --------
          Total current assets..............................    1,003.0          874.8
Property, plant and equipment, net..........................      657.4          659.6
Intangible assets, net......................................      457.6          479.8
Other assets................................................      134.9          135.0
                                                               --------       --------
          Total assets......................................   $2,252.9       $2,149.2
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt......................   $    0.4       $    0.4
     Accounts payable.......................................       99.9          106.7
     Accrued expenses and other current liabilities.........       90.8           92.2
                                                               --------       --------
          Total current liabilities.........................      191.1          199.3
Long-term debt, less current portion........................      852.9        1,138.2
Other liabilities...........................................        3.4            3.7
                                                               --------       --------
          Total liabilities.................................    1,047.4        1,341.2
Commitments and contingencies
Stockholders' equity:
     Class A common stock...................................        1.2            1.0
     Class B common stock...................................         --             --
     Additional paid-in capital.............................    1,220.3          809.7
     Retained earnings (deficit)............................      (10.2)           0.1
     Accumulated other comprehensive income (loss)..........       (2.4)           1.0
     Less treasury stock (at cost)..........................       (3.4)          (3.8)
                                                               --------       --------
          Total stockholders' equity........................    1,205.5          808.0
                                                               --------       --------
          Total liabilities and stockholders' equity........   $2,252.9       $2,149.2
                                                               ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           -------------------   ------------------
                                                           JUNE 30,    JULY 1,   JUNE 30,   JULY 1,
                                                             2002       2001       2002      2001
                                                           --------    -------   --------   -------
Revenue:
  Net sales -- trade.....................................   $346.8     $354.5     $673.0    $722.3
  Contract manufacturing.................................     13.7       17.9       24.4      35.4
                                                            ------     ------     ------    ------
     Total revenue.......................................    360.5      372.4      697.4     757.7
Operating expenses:
  Cost of sales -- trade.................................    253.9      268.7      502.5     523.7
  Cost of contract manufacturing.........................     10.2       11.2       18.9      23.4
  Research and development...............................     21.8       21.8       42.5      45.3
  Selling, general and administrative....................     37.6       41.0       72.1      84.3
  Amortization of acquisition-related intangibles........      9.5       14.2       18.8      24.6
  Purchased in-process research and development..........       --         --        1.7      12.8
  Restructuring and impairments..........................       --        3.9        3.6      13.4
                                                            ------     ------     ------    ------
     Total operating expenses............................    333.0      360.8      660.1     727.5
                                                            ------     ------     ------    ------
Operating income.........................................     27.5       11.6       37.3      30.2
Interest expense.........................................     28.6       26.6       57.2      50.5
Interest income..........................................     (3.1)      (3.0)      (5.6)    (10.4)
Other expense, net.......................................     22.1         --        1.6        --
                                                            ------     ------     ------    ------
Loss before income taxes.................................    (20.1)     (12.0)     (15.9)     (9.9)
Benefit for income taxes.................................     (7.1)      (4.0)      (5.6)     (3.5)
                                                            ------     ------     ------    ------
Net loss.................................................   $(13.0)    $ (8.0)    $(10.3)   $ (6.4)
                                                            ======     ======     ======    ======
Net loss per common share:
  Basic..................................................   $(0.12)    $(0.08)    $(0.10)   $(0.06)
                                                            ======     ======     ======    ======
  Diluted................................................   $(0.12)    $(0.08)    $(0.10)   $(0.06)
                                                            ======     ======     ======    ======
Weighted average common shares:
  Basic..................................................    106.9       99.5      103.7      99.4
                                                            ======     ======     ======    ======
  Diluted................................................    106.9       99.5      103.7      99.4
                                                            ======     ======     ======    ======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                    ENDED           SIX MONTHS ENDED
                                                              ------------------   ------------------
                                                              JUNE 30,   JULY 1,   JUNE 30,   JULY 1,
                                                                2002      2001       2002      2001
                                                              --------   -------   --------   -------
Net loss....................................................   $(13.0)    $(8.0)    $(10.3)    $(6.4)
Other comprehensive income (loss), net of tax:
  Net change associated with hedging transactions...........     (3.9)     (0.4)      (3.7)      1.9
  Net amount reclassed to earnings..........................      0.7      (0.8)       0.3      (0.8)
                                                               ------     -----     ------     -----
Comprehensive loss..........................................   $(16.2)    $(9.2)    $(13.7)    $(5.3)
                                                               ======     =====     ======     =====

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                              ------------------
                                                              JUNE 30,   JULY 1,
                                                                2002      2001
                                                              --------   -------
Cash flows from operating activities:
Net loss....................................................  $ (10.3)   $  (6.4)
     Adjustments to reconcile net loss to cash provided by
      operating activities:
     Depreciation and amortization..........................     81.0       85.8
     Amortization of deferred compensation..................      1.9        2.2
     Restructuring and impairments..........................      0.9        9.5
     Non-cash financing expense.............................     10.6        2.2
     Purchased in-process research and development..........      1.7       12.8
     Loss on disposal of property, plant and equipment......      0.7        1.0
     Deferred income taxes..................................    (11.2)      (5.7)
     Gain on sale of space and defense business.............    (20.5)        --
Changes in operating assets and liabilities, net of effects
  of acquisitions:
     Accounts receivable....................................    (19.9)      36.1
     Inventories............................................      2.7      (11.2)
     Other current assets...................................     (4.6)       3.8
     Current liabilities....................................    (10.0)     (60.4)
     Other assets and liabilities, net......................      1.4       (6.5)
                                                              -------    -------
          Cash provided by operating activities.............     24.4       63.2
                                                              -------    -------
Cash flows from investing activities:
     Capital expenditures...................................    (57.8)     (77.1)
     Purchase of molds and tooling..........................     (1.7)      (2.0)
     Purchase of long-term investments......................       --       (3.5)
     Acquisitions and divestitures, net of cash acquired....     23.9     (344.1)
                                                              -------    -------
          Cash used in investing activities.................    (35.6)    (426.7)
                                                              -------    -------
Cash flows from financing activities:
     Repayment of long-term debt............................   (285.3)    (120.4)
     Issuance of long-term debt.............................       --      350.0
     Proceeds from issuance of common stock and from
      exercise of stock options, net........................    408.0        3.3
     Purchase of treasury stock.............................     (2.5)      (3.4)
     Debt issuance costs....................................       --      (10.9)
                                                              -------    -------
          Cash provided by financing activities.............    120.2      218.6
                                                              -------    -------
Net change in cash and cash equivalents.....................    109.0     (144.9)
Cash and cash equivalents at beginning of period............    504.4      401.8
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 613.4    $ 256.9
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

NOTE 2 -- INVENTORIES

     The components of inventories are as follows:

                                                              JUNE 30,   DECEMBER 30,
                                                                2002         2001
                                                              --------   ------------
                                                                   (IN MILLIONS)
Raw materials...............................................   $ 24.7       $ 27.6
Work in process.............................................    132.2        129.7
Finished goods..............................................     48.6         51.8
                                                               ------       ------
  Total inventories.........................................   $205.5       $209.1
                                                               ======       ======

NOTE 3 -- COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of stock options and shares obtainable upon the conversion of the convertible senior subordinated notes.

     As a result of the net losses reported for the three and six months ended June 30, 2002 and July 1, 2001, approximately 6.0 million, 5.9 million, 3.1 million and 2.6 million common equivalent shares, respectively, have been excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive. In addition, $1.8 million and $3.6 million was not included in the computation of net loss for the three and six months ended June 30, 2002, respectively, and 6.7 million potential common shares were not included in the computation of diluted earnings per share as a result of the assumed conversion of the convertible senior subordinated notes because the effect would have been anti-dilutive.

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                               SIX MONTHS ENDED
                                                              ------------------
                                                              JUNE 30,   JULY 1,
                                                                2002      2001
                                                              --------   -------
                                                                (IN MILLIONS)
Cash paid for:
  Income taxes..............................................   $ 0.3      $ 6.8
                                                               =====      =====
  Interest..................................................   $46.1      $33.8
                                                               =====      =====

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

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

     On March 25, 2002, the Company completed its acquisition of the assets of Signal Processing Technologies, Inc. (SPT), a wholly-owned subsidiary of Toko, Inc., for approximately $4.0 million in cash. The acquired business, located in Colorado Springs, Colorado, markets high performance analog-to-digital and digital-to-analog converters and comparators for the consumer, communications and industrial markets. The purchase also includes a design center in Horten, Norway. The transaction was accounted for as a purchase and the acquired business's results of operations since the date of acquisition have been included in the accompanying statement of operations. In connection with the SPT purchase, the Company recorded a non-recurring charge of $0.7 million for in-process research and development. The remaining purchase price was allocated to various tangible and identifiable intangible assets, which will be amortized over their useful lives of 5 years.

NOTE 6 -- GOODWILL

     Effective December 31, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangibles with indefinite lives are no longer amortized. Instead, the Company will perform an annual test for impairment of these assets.

     A summary of acquired intangible assets as of June 30, 2002 is as follows:

                                                                  AS OF JUNE 30, 2002
                                                             -----------------------------
                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
                                                                     (IN MILLIONS)
Identifiable intangible assets:
  Developed technology.....................................      $223.2         $ (46.9)
  Customer base............................................        55.8           (22.8)
  Covenant not to compete..................................        30.4           (19.6)
  Trademarks and tradenames................................        24.9           (19.9)
  Patents..................................................         5.3            (2.9)
                                                                 ------         -------
     Subtotal..............................................       339.6          (112.1)
  Goodwill.................................................       230.1              --
                                                                 ------         -------
     Total.................................................      $569.7         $(112.1)
                                                                 ======         =======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     The carrying amount of goodwill by reporting unit for the quarter ended June 30, 2002 is as follows:

                                                         DISCRETE
                                              DOMESTIC    POWER
(IN MILLIONS)                                  ANALOG    PRODUCTS   OPTOELECTRONICS   TOTAL
-------------                                 --------   --------   ---------------   ------
Balance as of June 30, 2002.................   $15.5      $159.9         $54.7        $230.1

     During the quarter, there were no changes to the carrying amount of goodwill due to acquisitions. In addition, the initial test for impairment of goodwill as required by SFAS No. 142 was completed during the first quarter. No impairment was indicated. The fair value of the reporting units for purposes of the annual impairment test were estimated using discounted future cash flows. Identified reporting units which carry goodwill include domestic analog, discrete power products, which are included in the Analog and Discrete segments, respectively, and Optoelectronics, which does not meet the requirements of a reportable segment as defined in SFAS No. 131.

     For comparative purposes, net loss before goodwill amortization net of tax and related per share amounts for the Company for the three and six months ended July 1, 2001 are as follows (in millions, except per share amounts):

                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JULY 1, 2001        JULY 1, 2001
                                                     ------------------   ----------------
NET LOSS:
  Reported.........................................        $ (8.0)             $ (6.4)
     Goodwill amortization.........................           5.3                 7.4
     Less associated tax effects...................          (1.7)               (2.1)
                                                           ------              ------
  Net loss before goodwill amortization............        $ (4.4)             $ (1.1)
                                                           ======              ======
  BASIC LOSS PER SHARE:
  Net loss.........................................        $(0.08)             $(0.06)
     Goodwill amortization.........................          0.05                0.07
     Less associated tax effects...................         (0.02)              (0.02)
                                                           ------              ------
  Net loss before goodwill amortization............        $(0.05)             $(0.01)
                                                           ======              ======
  DILUTED LOSS PER SHARE:
  Net loss.........................................        $(0.08)             $(0.06)
     Goodwill amortization.........................          0.05                0.07
     Less associated tax effects...................         (0.02)              (0.02)
                                                           ------              ------
  Net loss before goodwill amortization............        $(0.05)             $(0.01)
                                                           ======              ======

     The estimated amortization expense for the remainder of Fiscal 2002 and for each of the five succeeding fiscal years is as follows:

ESTIMATED AMORTIZATION EXPENSE:                                IN MILLIONS
-------------------------------                                -----------
Remainder of Fiscal 2002....................................      $19.0
Fiscal 2003.................................................       33.0
Fiscal 2004.................................................       25.4
Fiscal 2005.................................................       23.6
Fiscal 2006.................................................       23.4
Fiscal 2007.................................................       18.2

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- SEGMENT INFORMATION

     The Company is currently organized into three reportable segments: the Analog and Mixed Signal Products Group (Analog), the Discrete Products Group (Discrete) and the Interface and Logic Products Group (Interface and Logic). The operating results for the product line acquired from I-Cube are included with the Interface and Logic reporting segment. The operating results for the business acquired from SPT are included with the Analog reporting segment.

     The Company has determined that its Memory (formerly referred to as Configurable Products) business unit and its Optoelectronics Group do not meet the threshold for a separate reportable segment under SFAS No. 131, and accordingly these segments' results are included as part of the "Other" category for all periods presented. The Company's contract manufacturing business is not a separate reportable segment and its results are also recorded in the "Other" category. Management evaluates the contract manufacturing business differently than its other operating segments due in large part to the fact that it is predominantly driven by contractual agreements for limited time periods entered into with National Semiconductor Corporation and Samsung Electronics Co., Ltd in connection with acquisitions from those companies.

     Selected operating segment financial information for the three and six months ended June 30, 2002 and July 1, 2001 is as follows:

                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 -------------------    -------------------
                                                 JUNE 30,    JULY 1,    JUNE 30,    JULY 1,
                                                   2002       2001        2002       2001
                                                 --------    -------    --------    -------
                                                               (IN MILLIONS)
REVENUE:
  Analog.......................................   $ 82.1     $ 72.0      $159.6     $156.2
  Discrete.....................................    186.6      179.1       365.4      334.3
  Interface and Logic..........................     51.9       73.6       103.4      165.7
  Other........................................     39.9       47.7        69.0      101.5
                                                  ------     ------      ------     ------
     Total.....................................   $360.5     $372.4      $697.4     $757.7
                                                  ======     ======      ======     ======

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 --------------------    -------------------
                                                 JUNE 30,     JULY 1,    JUNE 30,    JULY 1,
                                                   2002        2001        2002       2001
                                                 --------     -------    --------    -------
                                                                (IN MILLIONS)
OPERATING INCOME:
  Analog.......................................   $ 6.8        $(4.4)     $12.4      $ (0.3)
  Discrete.....................................    13.2          7.3       20.5        19.6
  Interface and Logic..........................     2.6          9.1        4.8        30.3
                                                  -----        -----      -----      ------
  Subtotal.....................................    22.6         12.0       37.7        49.6
  Other........................................     4.9          3.5        4.9         6.8
  Purchased in-process research and
     development...............................      --           --       (1.7)      (12.8)
  Restructuring and impairments................      --         (3.9)      (3.6)      (13.4)
                                                  -----        -----      -----      ------
     Total.....................................   $27.5        $11.6      $37.3      $ 30.2
                                                  =====        =====      =====      ======

NOTE 8 -- RESTRUCTURING AND IMPAIRMENTS

     During the six months ended June 30, 2002, the Company recorded a pre-tax restructuring charge of $3.6 million, which occurred in the first quarter. The restructuring charge consisted of employee separation

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES costs relating primarily to severance and other costs associated with approximately 150 salaried and hourly employees severed in the United States, Europe, Japan and Malaysia.

     During the three and six months ended July 1, 2001, the Company recorded pre-tax restructuring charges of $3.9 million and $13.4 million, respectively. In the second quarter of 2001 the charge was due to employee separation costs related to severance and other benefits associated with work force reduction actions affecting approximately 400 employees in the United States and Malaysia. For the six months ended July 1, 2001 these charges also included $8.3 million for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine and $1.2 million for employee separation costs, affecting approximately 300 employees in the Philippines, recorded in the first quarter.

     The following table summarizes the activity in the Company's accrual for restructuring and impairment costs for the three months ended June 30, 2002 (in millions):

Accrual balance as of December 30, 2001.....................   $ 1.3
  Accrual...................................................     3.6
  Cash payments.............................................    (3.1)
  Non-cash items............................................    (0.3)
                                                               -----
Accrual balance as of March 31, 2002........................     1.5
  Cash payments.............................................    (0.9)
                                                               -----
Accrual balance as of June 30, 2002.........................   $ 0.6
                                                               =====

     The Company expects that all amounts will be substantially paid before the end of the year.

NOTE 9 -- FOLLOW-ON OFFERING AND REDEMPTION OF 10 1/8% SENIOR SUBORDINATED NOTES

     On May 30, 2002, the Company completed a follow-on public offering of 20,000,000 shares of its Class A Common Stock at a price to the public of $25.65 per share. On June 20, 2002, the underwriters executed their option to cover over-allotments and purchased a further 2,219,196 shares. The underwriting discount was $1.09 per share. The total of 22,219,196 shares included 16,219,196 newly issued shares sold by the Company and 6,000,000 shares sold by an existing stockholder. The Company did not receive any proceeds from shares sold by the existing stockholder. The net proceeds to the Company after the underwriting discount and other related expenses were approximately $397.7 million.

     On June 28, 2002, the Company used some of the proceeds raised in the follow-on offering to redeem all $285.0 million of its 10 1/8% senior subordinated notes that were due in March 2007, at a price of 105.063% of face value. In connection with the redemption, the company had one-time charges totaling $22.1 million, including $14.5 million for the call premium and other transaction fees and a $7.6 million non-cash write-off of deferred financing fees associated with the original bond offering.

NOTE 10 -- DERIVATIVES

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

     Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138,

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES had no impact on earnings for the six months ended June 30, 2002. No cash flow hedges were derecognized or discontinued for the six months ended June 30, 2002.

     Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. The Company estimates that the entire $2.4 million of net derivative loss included in OCI will be reclassified into earnings within the next twelve months.

NOTE 11 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation's subsidiaries are guarantors under Fairchild Semiconductor Corporation's 10 3/8% and 10 1/2% Senior Subordinated Notes and its 5% Convertible Senior Subordinated Notes. These guaranties are full and unconditional. In addition, all guaranties are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)

                                                                  JUNE 30, 2002
                                ---------------------------------------------------------------------------------
                                  UNCONSOLIDATED      UNCONSOLIDATED
                                     FAIRCHILD          FAIRCHILD                         NON-
                                   SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS
                                -------------------   --------------   ------------   ------------   ------------
                                                                  (IN MILLIONS)
                                                     ASSETS
Current assets:
  Cash and cash equivalents....      $     --            $  595.9         $   --         $ 17.5       $      --
  Accounts receivable, net.....            --                28.6            1.3          123.4              --
  Inventories..................            --               110.3           22.1           73.1              --
  Deferred income taxes........            --                17.0            0.8             --              --
  Other current assets.........            --                 3.3            0.1            9.6              --
                                     --------            --------         ------         ------       ---------
    Total current assets.......            --               755.1           24.3          223.6              --
Property, plant and equipment,
  net..........................            --               261.1           69.9          326.4              --
Intangible assets, net.........            --                14.2          292.1          151.3              --
Investment in subsidiary.......       1,202.0               902.1          154.0            5.5        (2,263.6)
Other assets...................           5.9               109.7           15.8            3.5              --
                                     --------            --------         ------         ------       ---------
    Total assets...............      $1,207.9            $2,042.2         $556.1         $710.3       $(2,263.6)
                                     ========            ========         ======         ======       =========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt.......................      $     --            $    0.4         $   --         $   --       $      --
  Accounts payable.............            --                45.8            7.7           46.4              --
  Accrued expenses and other
    current liabilities........            --                49.9            4.4           36.5              --
                                     --------            --------         ------         ------       ---------
    Total current
      liabilities..............            --                96.1           12.1           82.9              --
Long-term debt, less current
  portion......................            --               852.9             --             --              --
Net intercompany (receivable)
  payable......................            --              (111.2)         (11.7)         122.9              --
Other liabilities..............            --                 4.8            2.1           (3.5)             --
                                     --------            --------         ------         ------       ---------
    Total liabilities..........            --               842.6            2.5          202.3              --
                                     --------            --------         ------         ------       ---------
Commitments and contingencies
Stockholders' equity:
  Class A common stock.........           1.2                  --             --             --              --
  Additional paid-in capital...       1,220.3                  --             --             --              --
  Retained earnings............         (10.2)            1,202.0          553.6          508.0        (2,263.6)
  Accumulated other
    comprehensive loss.........            --                (2.4)            --             --              --
  Less treasury stock (at
    cost)......................          (3.4)                 --             --             --              --
                                     --------            --------         ------         ------       ---------
    Total stockholders'
      equity...................       1,207.9             1,199.6          553.6          508.0        (2,263.6)
                                     --------            --------         ------         ------       ---------
    Total liabilities and
      stockholders' equity.....      $1,207.9            $2,042.2         $556.1         $710.3       $(2,263.6)
                                     ========            ========         ======         ======       =========

                                    JUNE 30, 2002
                                 -------------------
                                    CONSOLIDATED
                                      FAIRCHILD
                                    SEMICONDUCTOR
                                 INTERNATIONAL, INC.
                                 -------------------
                                    (IN MILLIONS)
                                       ASSETS
Current assets:
  Cash and cash equivalents....       $  613.4
  Accounts receivable, net.....          153.3
  Inventories..................          205.5
  Deferred income taxes........           17.8
  Other current assets.........           13.0
                                      --------
    Total current assets.......        1,003.0
Property, plant and equipment,
  net..........................          657.4
Intangible assets, net.........          457.6
Investment in subsidiary.......             --
Other assets...................          134.9
                                      --------
    Total assets...............       $2,252.9
                                      ========
                                   LIABILITIES AND
                                     STOCKHOLDERS'
                                        EQUITY
Current liabilities:
  Current portion of long-term
    debt.......................       $    0.4
  Accounts payable.............           99.9
  Accrued expenses and other
    current liabilities........           90.8
                                      --------
    Total current
      liabilities..............          191.1
Long-term debt, less current
  portion......................          852.9
Net intercompany (receivable)
  payable......................             --
Other liabilities..............            3.4
                                      --------
    Total liabilities..........        1,047.4
                                      --------
Commitments and contingencies
Stockholders' equity:
  Class A common stock.........            1.2
  Additional paid-in capital...        1,220.3
  Retained earnings............          (10.2)
  Accumulated other
    comprehensive loss.........           (2.4)
  Less treasury stock (at
    cost)......................           (3.4)
                                      --------
    Total stockholders'
      equity...................        1,205.5
                                      --------
    Total liabilities and
      stockholders' equity.....       $2,252.9
                                      ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30, 2002
                              ------------------------------------------------------------------
                                UNCONSOLIDATED      UNCONSOLIDATED
                                   FAIRCHILD          FAIRCHILD                         NON-
                                 SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                              INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES
                              -------------------   --------------   ------------   ------------
                                                        (IN MILLIONS)
Revenue:
  Net sales -- trade........        $   --              $ 51.8          $  0.9         $294.1
  Net
    sales -- intercompany...            --               249.2            41.1           87.2
  Contract manufacturing....            --                10.1              --            3.6
                                    ------              ------          ------         ------
    Total revenue...........            --               311.1            42.0          384.9
Operating expenses:
  Cost of sales.............            --                14.9            (1.1)         240.1
  Cost of
    sales -- intercompany...            --               248.0            40.0           89.5
  Cost of contract
    manufacturing...........            --                 8.4              --            1.8
  Research and
    development.............            --                 9.7             6.0            6.1
  Selling, general and
    administrative..........            --                22.4             2.8           12.4
  Amortization of
    acquisition-related
    intangible..............            --                  --             2.3            7.2
                                    ------              ------          ------         ------
    Total operating
      expenses..............            --               303.4            50.0          357.1
                                    ------              ------          ------         ------
Operating income (loss).....            --                 7.7            (8.0)          27.8
Interest expense............            --                28.6              --             --
Interest income.............            --                (2.9)           (0.1)          (0.1)
Other income, net...........            --                22.1              --             --
Equity in subsidiary
  (income) loss.............          13.0               (17.4)          (16.0)            --
                                    ------              ------          ------         ------
Income (loss) before income
  taxes.....................         (13.0)              (22.7)            8.1           27.9
Provision (benefit) for
  income taxes..............            --                (9.7)             --            2.6
                                    ------              ------          ------         ------
Net income (loss)...........        $(13.0)             $(13.0)         $  8.1         $ 25.3
                                    ======              ======          ======         ======

                               THREE MONTHS ENDED JUNE 30, 2002
                              ----------------------------------
                                                CONSOLIDATED
                                                  FAIRCHILD
                                                SEMICONDUCTOR
                              ELIMINATIONS   INTERNATIONAL, INC.
                              ------------   -------------------
                                        (IN MILLIONS)
Revenue:
  Net sales -- trade........    $    --            $346.8
  Net
    sales -- intercompany...     (377.5)               --
  Contract manufacturing....         --              13.7
                                -------            ------
    Total revenue...........     (377.5)            360.5
Operating expenses:
  Cost of sales.............         --             253.9
  Cost of
    sales -- intercompany...     (377.5)               --
  Cost of contract
    manufacturing...........         --              10.2
  Research and
    development.............         --              21.8
  Selling, general and
    administrative..........         --              37.6
  Amortization of
    acquisition-related
    intangible..............         --               9.5
                                -------            ------
    Total operating
      expenses..............     (377.5)            333.0
                                -------            ------
Operating income (loss).....         --              27.5
Interest expense............         --              28.6
Interest income.............         --              (3.1)
Other income, net...........         --              22.1
Equity in subsidiary
  (income) loss.............       20.4                --
                                -------            ------
Income (loss) before income
  taxes.....................      (20.4)            (20.1)
Provision (benefit) for
  income taxes..............         --              (7.1)
                                -------            ------
Net income (loss)...........    $ (20.4)           $(13.0)
                                =======            ======

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                SIX MONTHS ENDED JUNE 30, 2002
                              ------------------------------------------------------------------
                                UNCONSOLIDATED      UNCONSOLIDATED
                                   FAIRCHILD          FAIRCHILD                         NON-
                                 SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                              INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES
                              -------------------   --------------   ------------   ------------
                                                        (IN MILLIONS)
Revenue:
  Net sales -- trade........        $   --              $106.7          $  1.8         $564.5
  Net
    sales -- intercompany...            --               501.6            79.2          168.7
  Contract manufacturing....            --                18.0              --            6.4
                                    ------              ------          ------         ------
    Total revenue...........            --               626.3            81.0          739.6
Operating expenses:
  Cost of sales -- trade....            --                32.8            (2.7)         472.4
  Cost of
    sales -- intercompany...            --               499.1            77.4          173.0
  Cost of contract
    manufacturing...........            --                15.6              --            3.3
  Research and
    development.............            --                19.0            11.8           11.7
  Selling, general and
    administrative..........            --                12.7            35.6           23.8
  Amortization of
    acquisition-related
    intangibles.............            --                  --             4.7           14.1
  Purchased in-process
    research and
    development.............            --                 1.0             0.7             --
  Restructuring and
    impairments.............            --                 1.7             0.7            1.2
                                    ------              ------          ------         ------
    Total operating
      expenses..............            --               581.9           128.2          699.5
                                    ------              ------          ------         ------
Operating income (loss).....            --                44.4           (47.2)          40.1
Interest expense............            --                57.2              --             --
Interest income.............            --                (5.2)           (0.2)          (0.2)
Other income................            --                22.1           (20.5)            --
Equity in subsidiary
  (income) loss.............          10.3               (10.5)          (32.2)            --
                                    ------              ------          ------         ------
Income (loss) before income
  taxes.....................         (10.3)              (19.2)            5.7           40.3
Provision (benefit) for
  income taxes..............            --                (8.9)             --            3.3
                                    ------              ------          ------         ------
Net income (loss)...........        $(10.3)             $(10.3)         $  5.7         $ 37.0
                                    ======              ======          ======         ======

                                SIX MONTHS ENDED JUNE 30, 2002
                              ----------------------------------
                                                CONSOLIDATED
                                                  FAIRCHILD
                                                SEMICONDUCTOR
                              ELIMINATIONS   INTERNATIONAL, INC.
                              ------------   -------------------
                                        (IN MILLIONS)
Revenue:
  Net sales -- trade........    $    --            $673.0
  Net
    sales -- intercompany...     (749.5)               --
  Contract manufacturing....         --              24.4
                                -------            ------
    Total revenue...........     (749.5)            697.4
Operating expenses:
  Cost of sales -- trade....         --             502.5
  Cost of
    sales -- intercompany...     (749.5)               --
  Cost of contract
    manufacturing...........         --              18.9
  Research and
    development.............         --              42.5
  Selling, general and
    administrative..........         --              72.1
  Amortization of
    acquisition-related
    intangibles.............         --              18.8
  Purchased in-process
    research and
    development.............         --               1.7
  Restructuring and
    impairments.............         --               3.6
                                -------            ------
    Total operating
      expenses..............     (749.5)            660.1
                                -------            ------
Operating income (loss).....         --              37.3
Interest expense............         --              57.2
Interest income.............         --              (5.6)
Other income................         --               1.6
Equity in subsidiary
  (income) loss.............       32.4                --
                                -------            ------
Income (loss) before income
  taxes.....................      (32.4)            (15.9)
Provision (benefit) for
  income taxes..............         --              (5.6)
                                -------            ------
Net income (loss)...........    $ (32.4)           $(10.3)
                                =======            ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30, 2002
                                 ----------------------------------------------------------------------------------------
                                   UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                      FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                    SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                 INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                 -------------------   --------------   ------------   ------------   -------------------
                                                                      (IN MILLIONS)
Cash flows provided by
  operating activities:........        $    --            $   4.3          $ 4.4          $ 15.7            $  24.4
                                       -------            -------          -----          ------            -------
Investing activities:
  Capital expenditures.........             --              (28.8)          (4.4)          (24.6)             (57.8)
  Purchase of molds and
     tooling...................             --                 --             --            (1.7)              (1.7)
  Acquisitions and
     divestitures, net of cash
     acquired..................             --               23.9             --              --               23.9
  Investment (in) from
     affiliate.................         (405.5)             405.5             --              --                 --
                                       -------            -------          -----          ------            -------
     Cash provided by (used in)
       investing activities....         (405.5)             400.6           (4.4)          (26.3)             (35.6)
                                       -------            -------          -----          ------            -------
Financing activities:
  Repayment of long-term
     debt......................             --             (285.3)            --              --             (285.3)
  Proceeds from issuance of
     common stock and from
     issuance of stock options,
     net.......................          408.0                 --             --              --              408.0
  Purchase of treasury stock...           (2.5)                --             --              --               (2.5)
                                       -------            -------          -----          ------            -------
     Cash provided by (used in)
       financing activities....          405.5             (285.3)            --              --              120.2
                                       -------            -------          -----          ------            -------
Net change in cash and cash
  equivalents..................             --              119.6             --           (10.6)             109.0
Cash and cash equivalents at
  beginning of period..........             --              476.3             --            28.1              504.4
                                       -------            -------          -----          ------            -------
Cash and cash equivalents at
  end of period................        $    --            $ 595.9          $  --          $ 17.5            $ 613.4
                                       =======            =======          =====          ======            =======
Supplemental Cash Flow
  Information:
  Cash paid during the period
     for:
     Income taxes..............        $    --            $    --          $  --          $  0.3            $   0.3
                                       =======            =======          =====          ======            =======
     Interest..................        $    --            $  46.1          $  --          $   --            $  46.1
                                       =======            =======          =====          ======            =======

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                 DECEMBER 30, 2001
                                 ---------------------------------------------------------------------------------
                                   UNCONSOLIDATED      UNCONSOLIDATED
                                      FAIRCHILD          FAIRCHILD                         NON-
                                    SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                 INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS
                                 -------------------   --------------   ------------   ------------   ------------
                                                                   (IN MILLIONS)
                                                      ASSETS
Current assets:
  Cash and cash equivalents.....       $   --             $  476.3         $   --         $ 28.1       $      --
  Accounts receivable, net......           --                 31.8            1.4          100.4              --
  Inventories...................           --                113.9           21.0           74.2              --
  Deferred income taxes.........           --                 15.2            0.8            0.4              --
  Other current assets..........           --                  3.9            0.1            7.3              --
                                       ------             --------         ------         ------       ---------
    Total current assets........           --                641.1           23.3          210.4              --
Property, plant and equipment,
  net...........................           --                257.6           67.5          334.5              --
Intangible assets, net..........           --                 14.0          300.8          165.0              --
Investment in subsidiary........        801.1                894.9          154.0            2.0        (1,852.0)
Other assets....................          5.9                109.8           16.0            3.3              --
                                       ------             --------         ------         ------       ---------
    Total assets................       $807.0             $1,917.4         $561.6         $715.2       $(1,852.0)
                                       ======             ========         ======         ======       =========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt........................       $   --             $    0.4         $   --         $   --       $      --
  Accounts payable..............           --                 48.1            7.5           51.1              --
  Accrued expenses and other
    current liabilities.........           --                 59.3            3.2           29.7              --
                                       ------             --------         ------         ------       ---------
    Total current liabilities...           --                107.8           10.7           80.8              --
Long-term debt, less current
  portion.......................           --              1,138.2             --             --              --
Net intercompany (receivable)
  payable.......................           --               (136.1)         (22.1)         158.2              --
Other liabilities...............           --                  6.4            2.0           (4.7)             --
                                       ------             --------         ------         ------       ---------
    Total liabilities...........           --              1,116.3           (9.4)         234.3              --
                                       ------             --------         ------         ------       ---------
Commitments and contingencies
Stockholders' equity:
  Class A common stock..........          1.0                   --             --             --              --
  Additional paid-in capital....        809.7                   --             --             --              --
  Retained earnings.............          0.1                800.1          571.0          480.9        (1,852.0)
  Accumulated other
    comprehensive income........           --                  1.0             --             --              --
  Less treasury stock (at
    cost).......................         (3.8)                  --             --             --              --
                                       ------             --------         ------         ------       ---------
    Total stockholders'
      equity....................        807.0                801.1          571.0          480.9        (1,852.0)
                                       ------             --------         ------         ------       ---------
    Total liabilities and
      stockholders' equity......       $807.0             $1,917.4         $561.6         $715.2       $(1,852.0)
                                       ======             ========         ======         ======       =========

                                   DECEMBER 30, 2001
                                  -------------------
                                     CONSOLIDATED
                                       FAIRCHILD
                                     SEMICONDUCTOR
                                  INTERNATIONAL, INC.
                                  -------------------
                                     (IN MILLIONS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.....       $  504.4
  Accounts receivable, net......          133.6
  Inventories...................          209.1
  Deferred income taxes.........           16.4
  Other current assets..........           11.3
                                       --------
    Total current assets........          874.8
Property, plant and equipment,
  net...........................          659.6
Intangible assets, net..........          479.8
Investment in subsidiary........             --
Other assets....................          135.0
                                       --------
    Total assets................       $2,149.2
                                       ========
                                    LIABILITIES AND
                                      STOCKHOLDERS'
                                         EQUITY
Current liabilities:
  Current portion of long-term
    debt........................       $    0.4
  Accounts payable..............          106.7
  Accrued expenses and other
    current liabilities.........           92.2
                                       --------
    Total current liabilities...          199.3
Long-term debt, less current
  portion.......................        1,138.2
Net intercompany (receivable)
  payable.......................             --
Other liabilities...............            3.7
                                       --------
    Total liabilities...........        1,341.2
                                       --------
Commitments and contingencies
Stockholders' equity:
  Class A common stock..........            1.0
  Additional paid-in capital....          809.7
  Retained earnings.............            0.1
  Accumulated other
    comprehensive income........            1.0
  Less treasury stock (at
    cost).......................           (3.8)
                                       --------
    Total stockholders'
      equity....................          808.0
                                       --------
    Total liabilities and
      stockholders' equity......       $2,149.2
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
                                 FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                               SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                            INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                            -------------------   --------------   ------------   ------------   ------------   -------------------
                                                                         (IN MILLIONS)
Revenue:
  Net sales -- trade......         $  --              $ 62.8          $ 42.6         $249.1        $    --            $354.5
  Net
   sales -- intercompany..            --               228.2            21.1           86.7         (336.0)               --
  Contract
    manufacturing.........            --                14.8              --            3.1             --              17.9
                                   -----              ------          ------         ------        -------            ------
    Total revenue.........            --               305.8            63.7          338.9         (336.0)            372.4
Operating expenses:
  Cost of
    sales -- trade........            --                33.4            38.0          197.3             --             268.7
  Cost of sales --
    intercompany..........            --               225.4            19.9           90.7         (336.0)               --
  Cost of contract
    manufacturing.........            --                 9.5              --            1.7             --              11.2
  Research and
    development...........            --                11.7             5.5            4.6             --              21.8
  Selling, general and
    administrative........            --                23.1             6.3           11.6             --              41.0
  Amortization of
    acquisition-related
    intangibles...........            --                 0.1             6.7            7.4             --              14.2
  Restructuring and
    impairments...........            --                 2.5             0.8            0.6             --               3.9
                                   -----              ------          ------         ------        -------            ------
    Total operating
      expenses............            --               305.7            77.2          313.9         (336.0)            360.8
                                   -----              ------          ------         ------        -------            ------
Operating income (loss)...            --                 0.1           (13.5)          25.0             --              11.6
Interest expense..........            --                26.5              --            0.1             --              26.6
Interest income...........            --                (3.0)            0.1           (0.1)            --              (3.0)
Equity in subsidiary
  (income) loss...........           8.0               (11.6)          (12.4)            --           16.0                --
                                   -----              ------          ------         ------        -------            ------
Income (loss) before
  income taxes............          (8.0)              (11.8)           (1.2)          25.0          (16.0)            (12.0)
Benefit for income
  taxes...................            --                (3.8)             --           (0.2)            --              (4.0)
                                   -----              ------          ------         ------        -------            ------
Net income (loss).........         $(8.0)             $ (8.0)         $ (1.2)        $ 25.2        $ (16.0)           $ (8.0)
                                   =====              ======          ======         ======        =======            ======

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JULY 1, 2001
                            -------------------------------------------------------------------------------------------------------
                              UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                                 FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                               SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                            INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                            -------------------   --------------   ------------   ------------   ------------   -------------------
                                                                         (IN MILLIONS)
Revenue:
  Net sales -- trade......         $  --              $139.4          $ 50.1         $532.8        $    --            $722.3
  Net
   sales -- intercompany..            --               458.9            41.2          178.5         (678.6)               --
  Contract
    manufacturing.........            --                30.8              --            4.6             --              35.4
                                   -----              ------          ------         ------        -------            ------
    Total revenue.........            --               629.1            91.3          715.9         (678.6)            757.7
Operating expenses:
  Cost of
    sales -- trade........            --                69.3            47.3          407.1             --             523.7
  Cost of sales --
    intercompany..........            --               454.1            38.9          185.6         (678.6)               --
  Cost of contract
    manufacturing.........            --                20.7              --            2.7             --              23.4
  Research and
    development...........            --                24.0            10.7           10.6             --              45.3
  Selling, general and
    administrative........            --                49.5            10.0           24.8             --              84.3
  Amortization of
    acquisition-related
    intangibles...........            --                 0.2             9.6           14.8             --              24.6
  Purchased in-process
    research and
    development...........            --                  --            12.8             --             --              12.8
  Restructuring and
    impairments...........            --                10.8             1.2            1.4             --              13.4
                                   -----              ------          ------         ------        -------            ------
    Total operating
      expenses............            --               628.6           130.5          647.0         (678.6)            727.5
                                   -----              ------          ------         ------        -------            ------
Operating income (loss)...            --                 0.5           (39.2)          68.9             --              30.2
Interest expense..........            --                50.4              --            0.1             --              50.5
Interest income...........            --               (10.3)            0.1           (0.2)            --             (10.4)
Equity in subsidiary
  (income) loss...........           6.4               (27.1)          (31.7)            --           52.4                --
                                   -----              ------          ------         ------        -------            ------
Income (loss) before
  income taxes............          (6.4)              (12.5)           (7.6)          69.0          (52.4)             (9.9)
Provision (benefit) for
  income taxes............            --                (6.1)             --            2.6             --              (3.5)
                                   -----              ------          ------         ------        -------            ------
Net income (loss).........         $(6.4)             $ (6.4)         $ (7.6)        $ 66.4        $ (52.4)           $ (6.4)
                                   =====              ======          ======         ======        =======            ======

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      SIX MONTHS ENDED JULY 1, 2001
                                         ----------------------------------------------------------------------------------------
                                           UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                              FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                            SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                         INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                         -------------------   --------------   ------------   ------------   -------------------
Cash flows provided by operating
  activities:...........................        $  --             $  33.3           $2.1          $ 27.8            $  63.2
                                                -----             -------           ----          ------            -------
Investing activities:
  Capital expenditures..................           --               (37.9)            --           (39.2)             (77.1)
  Purchase of molds and tooling.........           --                  --             --            (2.0)              (2.0)
  Purchase of long-term investments.....           --                (3.5)            --              --               (3.5)
  Acquisitions, net of cash acquired....           --              (344.1)            --              --             (344.1)
  Investment (in) from affiliate........          0.1                (0.1)            --              --                 --
                                                -----             -------           ----          ------            -------
      Cash provided by (used in)
        investing activities............          0.1              (385.6)            --           (41.2)            (426.7)
                                                -----             -------           ----          ------            -------
Financing activities:
  Repayment of long-term debt...........                           (120.4)                                           (120.4)
  Issuance of long-term debt............           --               350.0             --              --              350.0
  Proceeds from issuance of common stock
    and from issuance of stock options,
    net.................................          3.3                  --             --              --                3.3
  Purchase of treasury stock............         (3.4)                 --             --              --               (3.4)
  Debt issuance costs...................           --               (10.9)            --              --              (10.9)
                                                -----             -------           ----          ------            -------
      Cash provided by (used in)
        financing activities............         (0.1)              218.7             --              --              218.6
                                                -----             -------           ----          ------            -------
Net change in cash and cash
  equivalents...........................           --              (133.6)           2.1           (13.4)            (144.9)
Cash and cash equivalents at beginning
  of period.............................           --               374.5             --            27.3              401.8
                                                -----             -------           ----          ------            -------
Cash and cash equivalents at end of
  period................................        $  --             $ 240.9           $2.1          $ 13.9            $ 256.9
                                                =====             =======           ====          ======            =======
Supplemental Cash Flow Information:
  Cash paid during the year for:
      Income taxes......................        $  --             $   0.4           $ --          $  6.4            $   6.8
                                                =====             =======           ====          ======            =======
      Interest..........................        $  --             $  33.8           $ --          $   --            $  33.8
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

OVERVIEW

     We are one of the largest independent semiconductor companies focused solely on developing, manufacturing and selling high performance semiconductors critical to multiple end markets. We design, develop and market analog, discrete, interface and logic, non-volatile memory and optoelectronic semiconductors. Within our broad product portfolio, we focus on providing discrete and analog power management and interface solutions. Nearly two-thirds of our trade sales in the first six months of 2002 were from discrete and analog products used directly in power applications such as voltage conversion, power regulation, power distribution, and power and battery management. With the acquisition in 2001 of the discrete power products business from Intersil Corporation, which we refer to as DPP, we believe that we are now the world's leading supplier of power analog and power discrete products. Our products are used as building block components in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; portable digital consumer cameras, displays, audio/video devices, household appliances; and automotive ignition applications. Because of their basic functionality, our products provide customers with greater design flexibility than more highly integrated products and improve the performance of more complex devices or systems. Given these characteristics, our products have a wide range of applications. Our products are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets.

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

RESULTS OF OPERATIONS

     We generated net losses of $13.0 million and $10.3 million in the second quarter and first six months of 2002, respectively, compared to net losses of $8.0 million and $6.4 million in the comparable periods of 2001. During the first quarter of 2002, amortization of goodwill was stopped in accordance with SFAS No. 142. Had goodwill not been amortized in the second quarter and first six months of 2001, net losses would have been

$4.4 million and $1.1 million, respectively. Excluding unusual (gains) charges and amortization of acquisition-related intangibles, pro forma net income was as follows:

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  --------------------   --------------------
                                                  JUNE 30,     JULY 1,   JUNE 30,     JULY 1,
                                                    2002        2001       2002        2001
                                                  --------     -------   --------     -------
                                                                 (IN MILLIONS)
Net loss........................................   $(13.0)      $(8.0)    $(10.3)     $ (6.4)
  Restructuring and impairments.................       --         3.9        3.6        13.4
  Purchased in-process research and
     development................................       --          --        1.7        12.8
  Cost associated with the redemption of the
     10 1/8% Notes..............................     22.1          --       22.1          --
  Gain on sale of space and defense product
     line.......................................       --          --      (20.5)         --
  Inventory charge associated with Analog
     restructuring..............................       --         2.5         --         2.5
  Amortization of acquisition-related
     intangibles................................      9.5        14.2       18.8        24.6
  Less associated tax effects...................    (11.1)       (6.8)      (9.0)      (15.0)
                                                   ------       -----     ------      ------
Pro forma net income............................   $  7.5       $ 5.8     $  6.4      $ 31.9
                                                   ======       =====     ======      ======

     Restructuring and impairments in the first six months of 2002 include $3.6 million recorded in the first quarter associated with workforce reduction actions. Restructuring and impairments in the second quarter and first six months of 2001 include $3.9 million recorded in the second quarter for employee severance and benefit costs associated with workforce reduction actions, $8.3 million recorded in the first quarter for asset impairment charges related to the consolidation of the five-inch wafer fabrication line in South Portland, Maine and $1.2 million recorded in the first quarter for employee severance and benefit costs associated with workforce reduction actions.

     Purchased in-process research and development was recorded in the first quarter of 2002 in connection with our acquisitions of I-Cube ($1.0 million) and SPT ($0.7 million). Purchased in-process research and development of $12.8 million was recorded in connection with our acquisition of DPP in the first quarter of 2001.

     Operating income was $27.5 million and $37.3 million in the second quarter and first six months of 2002, respectively, compared to $11.6 million and $30.2 million in the second quarter and first six months of 2001. Excluding restructuring and impairments, purchased in-process research and development and other unusual charges, pro forma operating income was $27.5 million and $42.6 million in the second quarter and first six months of 2002, respectively, compared to $18.0 million and $58.9 million in the second quarter and first six months of 2001. The increase in pro forma operating income in the second quarter of 2002 as compared to the second quarter of 2001 is due to higher gross profit, lower selling, general and administrative ("SG&A") expenses as a result of spending cuts and lower amortization charges as a result of the adoption of SFAS No. 142. The decrease in pro forma operating income for the first six months of 2002 compared to the first six months of 2001 is due to lower gross margins, primarily in the first quarter, partially offset by lower research and development expenses ("R&D") and SG&A, as well as lower amortization charges as a result of the adoption of SFAS No. 142.

     On a segment basis, Analog had operating income of $6.8 million and $12.4 million for the second quarter and first six months of 2002, respectively, compared to operating losses of $4.4 million and $0.3 million in the comparable periods of 2001. The increases in Analog's operating income were primarily due to increases in revenues and gross margins as well as decreases in selling, general and administrative expenses and intangibles amortization, as a result of the adoption of SFAS No. 142. Discrete had operating income of $13.2 million and $20.5 million in the second quarter and first six months of 2002, respectively, compared to $7.3 million and $19.6 million in the comparable periods of 2001. The increases in Discrete's operating income were primarily due to an increase in gross margins, primarily in the second quarter, coupled with lower amortization charges as a result of the adoption of SFAS No. 142. Interface and Logic had operating income of $2.6 million and

$4.8 million in the second quarter and first six months of 2002 compared to operating income of $9.1 million and $30.3 million in the comparable periods of 2001.

     The decreases in Interface and Logic's operating income were the result of decreases in revenues and gross margins partially offset by decreases in research and development and selling, general and administrative expenses.

     Excluding depreciation and amortization of $41.6 million and $82.9 million in the second quarter and first six months of 2002, respectively, and $47.5 million and $88.0 million in the comparable periods of 2001, restructuring and impairments, purchased in-process research and development and other expense, earnings before interest, taxes depreciation and amortization (EBITDA) were $69.1 million and $125.5 million in the second quarter and first six months of 2002, respectively, compared to $65.5 million and $146.9 million in the comparable periods of 2001. EBITDA is presented because we believe that it is a widely accepted financial indicator of an entity's ability to incur and service debt. Pro forma net income and pro forma operating income are presented because we use them as alternative measures of the operating performance of the business. EBITDA, pro forma net income, and pro forma operating income should not be considered as an alternative to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with accounting principles generally accepted in the United States of America, as an indicator of our operating performance, or as an alternative to cash flow as a measure of liquidity.

REVENUES

     Our revenues consist of trade sales to unaffiliated customers (96.2% and 96.5% of total revenues in the second quarter and first six months of 2002, respectively, and 95.2% and 95.3% of total revenues in the comparable periods of
2001) and revenues from contract manufacturing services provided to National Semiconductor and Samsung Electronics (3.8% and 3.5% of total revenues in the second quarter and first six months of 2002, respectively, and 4.8% and 4.7% of total revenues in the comparable periods of 2001).

     Trade sales were $346.8 million and $673.0 million in the second quarter and first six months of 2002, respectively, compared to $354.5 million and $722.3 million for the comparable periods of 2001. The decrease in trade sales in the second quarter resulted primarily from lower average selling prices while the decrease in the first six months of 2002 was the result of lower unit volumes coupled with lower average selling prices.

     Analog revenues increased 14.0% and 2.2% to $82.1 million and $159.6 million in the second quarter and first six months of 2002, respectively, from $72.0 million and $156.2 million in the comparable periods of 2001. The increases are a result of higher sales for switching regulators and linear regulators. Discrete revenues increased 4.2% and 9.3% to $186.6 million and $365.4 million in the second quarter and first six months of 2002, respectively, compared to $179.1 million and $334.3 million in the comparable periods of 2001. The increases are primarily the result of stronger sales of low power MOSFET's, in ball grid array and surface mount packages, and for the first six months of 2002, the result of a full six months of revenue from our DPP acquisition, which occurred late in the first quarter of 2001. Interface and Logic revenues decreased 29.5% and 37.6% to $51.9 million and $103.4 million in the second quarter and first six months of 2002, respectively, from $73.6 million and $165.7 million in the comparable periods of 2001. The decreases are a result of lower revenues due to price competition in our mature logic products and the impact of the wireline communications market slowdown on our interface product lines.

     As a percentage of trade sales, geographic trade sales for North America, Europe, Asia/Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for the three and six months ended June 30, 2002 and July 1, 2001:

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   --------------------   --------------------
                                                   JUNE 30,     JULY 1,   JUNE 30,     JULY 1,
                                                     2002        2001       2002        2001
                                                   --------     -------   --------     -------
North America....................................     16%          23%       16%          22%
Europe...........................................     11           14        11           14
Asia/Pacific.....................................     53           47        52           47
Korea............................................     20           16        21           17
                                                     ---          ---       ---          ---
          Total..................................    100%         100%      100%         100%
                                                     ===          ===       ===          ===

     North American revenues decreased 34% and 33% in the second quarter and first six months of 2002, respectively, compared to the same periods of 2001. The North American sales region has been impacted by a shrinking market due to the continued migration of component manufacturing offshore. All market segments are exhibiting weakness except for small improvements in automotive. European revenues decreased 26% and 27% in the second quarter and first six months of 2002, respectively, compared to the same periods of 2001. They have been impacted by the same factors affecting North America, with particular weakness in the communications market. Revenues in our Asia/Pacific sales region increased 13% and 4% in the second quarter and first six months of 2002, respectively, compared to the same periods of 2001. The year over year increases in Asia/Pacific are due in part to the continued migration of electronics production into the region as well as strength in industrial and consumer markets. Sales in our Korean region increased 21% and 14% in the second quarter and first six months of 2002, respectively, compared to the same periods of 2001. This increase was primarily due to strong demand from our largest customer, Samsung Electronics, particularly for products directed towards consumer and computing markets.

     Contract manufacturing revenues decreased 23.5% and 31.1% to $13.7 million and $24.4 million in the second quarter and first six months of 2002 compared to $17.9 million and $35.4 million in the second quarter and first six months of 2001. The decrease in contract manufacturing revenue resulted from diminishing demand from both National Semiconductor and Samsung Electronics.

GROSS PROFIT

     Gross profit was as follows for the three and six months ended June 30, 2002 and July 1, 2001:

                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                             ---------------------------   -----------------------------
                               JUNE 30,       JULY 1,        JUNE 30,         JULY 1,
                                 2002           2001           2002            2001
                             ------------   ------------   -------------   -------------
                                                    (IN MILLIONS)
Trade gross profit.........  $92.9   26.8%  $85.8   24.2%  $170.5   25.3%  $198.6   27.5%
Contract manufacturing
  gross profit.............    3.5   25.5%    6.7   37.4%     5.5   22.5%    12.0   33.9%
                             -----          -----          ------          ------
          Total gross
            profit.........  $96.4   26.7%  $92.5   24.8%  $176.0   25.2%  $210.6   27.8%
                             =====          =====          ------          ======

     Excluding non-recurring charges in the second quarter and first six months of 2001 associated with an inventory charge as a result of the discontinuance of the digitizer product line in our analog group ($2.5 million), total gross profit was $95.0 million (25.5%) and $213.1 million (28.1%), respectively.

     The increase in gross profit for the second quarter of 2002 compared to the second quarter of 2001 is a result of a decrease in revenues offset by better factory utilization as well as cost reductions. The decrease in gross profit for the first six months of 2002 compared to the first six months of 2001 is a result of a decrease in revenues as well as lower factory utilization, primarily in the first quarter of 2002.

RESEARCH AND DEVELOPMENT

     R&D expenses were $21.8 million, or 6.3% of trade sales, in the second quarter of 2002, compared to $21.8 million, or 6.2% of trade sales, in the second quarter of 2001. On a year-to-date basis, R&D was $42.5 million, or 6.3% of trade sales, compared to $45.3 million, or 6.3% of trade sales for the comparable period of 2001. The decrease in the first six months of 2002 as compared to the first six months of 2001 was due to spending reductions in response to softer market conditions, offset by increased R&D as a result of a full six months of R&D expenses in 2002 from our DPP acquisition.

SELLING, GENERAL AND ADMINISTRATIVE

     SG&A were $37.6 million, or 10.8% of trade sales, in the second quarter of 2002, compared to $41.0 million, or 11.6% of trade sales, in the second quarter of 2001. On a year-to-date basis, SG&A expenses were $72.1 million, or 10.7% of trade sales, compared to $84.3 million, or 11.7% of trade sales, for the comparable period of 2001. We have offset incremental SG&A from our acquired businesses with spending reductions in response to softer market conditions.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES

     Amortization of acquisition-related intangibles was $9.5 million in the second quarter of 2002, compared to $14.2 million in the second quarter of 2001. On a year-to-date basis, amortization of acquisition related intangibles was $18.8 million, compared to $24.6 million for the comparable period of 2001. The decreases in amortization are due to our adoption of SFAS No. 142 offset by an increase in amortization, particularly in the first six months of 2002 as compared to the comparable period of 2001, due to a full six months of amortization of intangibles acquired as part of DPP acquisition, our Impala acquisition in the latter part of 2001 and the acquisition of SPT in March of 2002.

INTEREST EXPENSE

     Interest expense was $28.6 million and $57.2 million in the second quarter and first six months of 2002, respectively, compared to $26.6 million and $50.5 million in the comparable periods of 2001. The increase in interest expense in the second quarter was principally the result of expense associated with the $200.0 million of 5% Convertible Senior Subordinated Notes we sold in the fourth quarter of 2001. The redemption of $285.0 million of 10 1/8% senior subordinated notes occurred on June 28, 2002 and had no impact on interest expense for the second quarter of 2002. Year-to-date interest expense is additionally impacted by increased expense on the $350.0 million of 10 1/2% Senior Subordinated Notes we sold in the first quarter of 2001.

INTEREST INCOME

     Interest income was $3.1 million and $5.6 million in the second quarter and first six months of 2002, respectively, compared to $3.0 million and $10.4 million in the comparable periods of 2001. The increase in interest income in the second quarter of 2002 as compared to the second quarter of 2001 is primarily due to higher average cash balances offset by lower rates of return on our short-term investments. The decrease in interest income for the first six months of 2002 compared to the comparable periods of 2001 was due to lower rates of return.

OTHER EXPENSE, NET

     During second quarter and first six months of 2002 we recorded other expense, net of $22.1 million and $1.6 million, respectively. The $22.1 million recorded in the second quarter of 2002 was for costs associated with the redemption of our 10 1/8% senior subordinated notes. These costs included $14.5 million for the call premium and other transaction fees and a $7.6 million non-cash write-off of deferred financing fees associated with the original bond offering. The year to date expense includes these costs offset by a gain of $20.5 million related to the sale of our military and space-related discrete power product line recorded in the first quarter of 2002.

INCOME TAXES

     Income tax benefits were $7.1 million and $5.6 million for the second quarter and first six months of 2002, respectively, compared to $4.0 million and $3.5 million for the second quarter and first six months of 2001. The effective tax rate for the second quarter and first six months of 2002 was 35.3% and 35.2%, respectively, compared to 33.3% and 35.3% for the second quarter and first six months of 2001. The increase in our effective tax rate in the second quarter of 2002 as compared to the second quarter of 2001 was due primarily to regional economic conditions resulting in decreased profits in certain low tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     We have a borrowing capacity of $300.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At June 30, 2002, adjusted for outstanding letters of credit, we had $299.2 million available under this senior credit facility.

     Our senior credit facility, the indentures governing our 10 3/8% Senior Subordinated Notes, 10 1/2% Senior Subordinated Notes and 5.0% Convertible Senior Subordinated Notes and other debt instruments we may enter into in the future may impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility relating to financial ratios also include a minimum interest coverage ratio and a maximum senior leverage ratio. Provided there are no further outstanding balances under the senior credit facility, compliance with these ratios is not required until March 31, 2003. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We intend to invest approximately $145 to $155 million in 2002 on capital expenditures, including the $57.8 million we have spent through June 30, 2002. This capital primarily will be spent to expand capacity in support of in-sourcing of assembly and test capacity, including construction of our new facility in Suzhou, China, and our e-business initiatives. We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

     On May 30, 2002, the Company completed a follow-on public offering of 20,000,000 shares of its Class A Common Stock at a price to the public of $25.65 per share. On June 20, 2002, the underwriters executed their option to cover over-allotments and purchased a further 2,219,196 shares. The underwriting discount was $1.09 per share. The total of 22,219,196 shares included 16,219,196 newly issued shares sold by the Company and 6,000,000 shares sold by an existing stockholder. The Company did not receive any proceeds from shares sold by the existing stockholder. The net proceeds to the Company after the underwriting discount and other related expenses were approximately $397.7 million.

     On June 28, 2002, the Company used some of the proceeds raised in the follow-on offering to redeem all $285.0 million of its 10 1/8% senior subordinated notes that were due in March 2007, at a price of 105.063% of face value. In connection with the redemption, the company had one-time charges totaling $22.1 million, including $14.5 million for the call premium and other transaction fees and a $7.6 million non cash write-off of deferred financing fees associated with the original bond offering.

     As of June 30, 2002, our cash and cash equivalents balance was $613.4 million, an increase of $100.6 million from March 31, 2002.

     During the first six months of 2002, our operations provided $24.4 million in cash compared to $63.2 million of cash in the first six months of 2001. The decrease in cash provided by operating activities is due primarily to a decrease in the first six months of 2002 in net income adjusted for non-cash items compared with the first six months of 2001. Cash used in investing activities during the first six months of 2002 totaled $35.6 million, compared to $426.7 million in the first six months of 2001. The decrease primarily results from a net cash inflow for acquisitions and divestitures of $23.9 million in the first six months of 2002 versus a net cash outflow in the first six months of 2001 for acquisitions and divestitures of $344.1 million. Cash provided by financing activities of $120.2 million for the first six months of 2002 was primarily from proceeds from the follow on offering and issuance of common stock upon the exercise of options offset by the cash used to redeem the 10 1/8% senior subordinated notes. Cash provided by financing activities of $218.6 million in the first six months of 2001 was due primarily to proceeds from the issuance of the 10 1/2% Senior Subordinated Notes, net of debt issuance costs, offset by cash used to repay the outstanding balance on our Senior Credit Facility.

     It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or "take or pay" arrangements for purchases of certain equipment and raw materials. At June 30, 2002, obligations under these arrangements were not material to our consolidated financial statements. The table below summarizes aggregate maturities of long-term debt and future minimum lease payments under noncancelable operating leases as of June 30, 2002.

                                                     REMAINDER    2-3     4-5     AFTER
CONTRACTUAL OBLIGATIONS                     TOTAL     OF 2002    YEARS   YEARS   5 YEARS
-----------------------                     ------   ---------   -----   -----   -------
                                                           (IN MILLIONS)
Long-Term Debt............................  $853.3     $ 0.1     $ 0.8   $ 0.7   $851.7
Operating Leases..........................    91.5      11.0      33.6    11.3     35.6
                                            ------     -----     -----   -----   ------
          Total...........................  $944.8     $11.1     $34.4   $12.0   $887.3
                                            ======     =====     =====   =====   ======

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL, EXCLUDING
SUBSIDIARIES

     Fairchild Semiconductor International, Inc. is a holding company, the principal asset of which is the stock of its wholly owned subsidiary, Fairchild Semiconductor Corporation. Fairchild Semiconductor International on a stand-alone basis had no cash flow from operations in the first six months of 2002, nor in the first six months of 2001. Fairchild Semiconductor International on a stand-alone basis has no cash requirements for the next twelve months.

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

     On an ongoing basis, we evaluate the judgments and estimates underlying all of our accounting policies, including those related to customer sales allowances, product returns, bad debts, inventories, impairment of long-lived assets, deferred tax valuation allowances, restructuring reserves and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results in the amount and timing of our actual results for any period could occur if our management made different judgements or utilized different estimates.

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

     Sales reserves generally fall into four categories: customer material return reserves, distributor contract sales debit reserves, prompt payment discount reserves, and other distribution reserves. Customer material returns result from product quality, administrative or other defect issues. Distributor contract sales debits are credits given to distributors to ensure distributor profitability on individual resale transactions. Prompt payment discounts are enticements given to customers to ensure payment is made in a timely manner. Customer material reserves, distributor contract sales debit reserves and prompt payment discount reserves are based upon historical rates of return or claims and any known, specifically identified unusual returns. Other sales reserves are recorded based upon individual contracts with distributors that may call for reimbursement of product scrapped or reimbursement of price changes that affect the distributors inventory carrying value. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

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

FORWARD LOOKING STATEMENTS

     This quarterly report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "we believe," "we expect," "we intend," "may," "will," "should," "seeks," "approximately," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this quarterly report are made based on management's current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Business Risks section below. Among these factors are the following: changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors' actions; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Business Risks section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements in this quarterly report. It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter's results. The business outlook below is consistent with the outlook included in our July 23, 2002 press release announcing second quarter results. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at investor.fairchildsemi.com. Toward the end of each quarter, we observe a "quiet period," when the outlook is not updated to reflect management's current expectations. The quiet period for the third quarter of 2002 will be from September 16, 2002 to October 17, 2002, when we plan to release our third quarter 2002 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook or the company's financial results or expectations.

OUTLOOK

     We expect revenues in the third quarter of 2002 to be flat to slightly up from the second quarter of 2002. We expect pricing in the third quarter of 2002 to be roughly flat to the second quarter, but with slightly better mix management we will look for gross margins to be up sequentially about 50 basis points in the third quarter of 2002.

     For the third quarter of 2002, we expect our research and development and selling, general and administrative expenses (excluding amortization of intangibles) to stay roughly flat as a percentage of sales. We expect interest expense to be in the range of $18.0 to $19.0 million in the third quarter.

     For purposes of computing EBITDA, pro forma net income and net income per share, we expect that depreciation and amortization will be roughly $33.0 million and amortization of acquisition-related intangibles to be approximately $9.5 million for the third quarter of 2002. Finally, we expect an outstanding diluted share count of approximately 123.0 million shares for the third quarter of 2002.

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

     SFAS No. 142 required us to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. To accomplish this we identified our reporting units and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. Identified reporting units which carry goodwill include domestic analog, discrete power products and Optoelectronics, which does not meet the requirements of a segment as defined in SFAS No. 131. We then determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. We determined the fair value of our reporting units using discounted future cash flows. For each reporting unit, we determined that its fair value exceeded its carrying value, therefore no impairment is indicated. SFAS No. 142 requires that future impairment charges be recorded as a component of operating income. We will be required to perform an annual impairment test during the fourth quarter of 2002 and each year thereafter.

     During the first quarter of 2002, we adopted SFAS No. 143, Accounting For Asset Retirement Obligations, issued in August 2001, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143 applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset. Implementation of SFAS No. 143 did not have a material impact on our financial condition or results of operations.

     During the first quarter of 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in October 2001, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Implementation of SFAS No. 144 did not have a material impact on our financial condition or results of operations.

     In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statement No's. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We do not believe the impact of adopting SFAS No. 145 will have a material impact on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe the impact of adopting SFAS No. 146 will have a material impact on our financial statements.

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

     OUR FAILURE TO OBTAIN OR MAINTAIN THE RIGHT TO USE CERTAIN TECHNOLOGIES MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

     Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of and litigation regarding patent and other intellectual property rights. We receive direct, and indirect claims, (including offers to sell us licenses), have been involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. Our involvement in existing and future intellectual property litigation, or the costs of avoiding litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

     Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner, if the costs of raw materials increased significantly, if there was a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In addition, we subcontract a portion of our wafer fabrication and assembly and test operations to other manufacturers, including Carsem, Amkor, NS Electronics (Bangkok) Ltd., Samsung Electronics, Korea Micro Industry and ChipPAC, Inc. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

     Distributors accounted for 61.0% of our net trade sales for the six months ended June 30, 2002. Our five domestic distributors accounted for 5.0% of our net trade sales for the six months ended June 30, 2002. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor's initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

     THE SEMICONDUCTOR BUSINESS IS VERY COMPETITIVE AND INCREASED COMPETITION COULD REDUCE THE VALUE OF AN INVESTMENT IN OUR COMPANY.

     The semiconductor industry is, and the multi-market semiconductor product markets in particular are, highly competitive. Competitors offer equivalent or similar versions of many of our products and customers may switch from our products to competitors' products on the basis of price, delivery terms, product performance, quality, reliability and customer service or a combination of any of these factors. Even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. Although we maintain rigorous quality control systems, errors or defects are often difficult to detect or may arise from a supplied raw material and be beyond our control. Our future revenues could be adversely affected as a result of difficulties detecting or remedying quality problems. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus are better able to pursue acquisition candidates and can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

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

     As a result of the acquisition of Samsung Electronics' power device business in 1999, we have numerous arrangements with Samsung Electronics, including arrangements relating to product sales, designation as a vendor to affiliated Samsung companies and other services. Any material adverse change in the purchase requirements of Samsung Electronics, in its ability to supply the agreed-upon services or in its ability to fulfill its other obligations could have a material adverse effect on our results of operations. Although the power device business has historically generated significant revenues from the sale of products to affiliated Samsung companies, we cannot assure you that we will be able to sell products to affiliated Samsung companies or that the designation of the power device business as a vendor to those affiliated Samsung companies will generate any revenues for our company. Furthermore, under the Korean Fair Trade Law, the Fair Trade Commission may issue an order requiring a change in the terms and conditions of the agreements between us and Samsung Electronics if it concludes that Samsung Electronics has provided us with undue support or discriminated against our competitors.

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

     WE ARE SUBJECT TO MANY ENVIRONMENTAL LAWS AND REGULATIONS THAT COULD AFFECT OUR OPERATIONS OR RESULT IN SIGNIFICANT EXPENSES.

     Increasingly stringent environmental regulations restrict the amount and types of pollutants that can be released from our operations into the environment. While the cost of compliance with environmental laws has not had a material adverse effect on our results of operations historically, compliance with these and any future regulations could require significant capital investments in pollution control equipment or changes in the way we make our products. In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of liabilities and claims, regardless of fault, resulting from accidental releases, including personal injury claims and civil and criminal fines, any of which could be material to our cash flow or earnings. For example:

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

     On June 30, 2002, affiliates of Citigroup Inc., and our directors and executive officers together owned approximately 19.4% of the outstanding shares of our Class A Common Stock (including shares underlying vested options held by our directors and executive officers). By virtue of such stock ownership, such persons have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of directors and the amendment of our corporate charter and bylaws. Such persons may exercise their influence over us in a manner detriment to the interests of our stockholders or bondholders.

     WE ARE A LEVERAGED COMPANY WITH A DEBT TO EQUITY RATIO OF APPROXIMATELY 0.7 TO 1, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO GROW AND COMPETE.

     At June 30, 2002, we had total long-term debt of $853.3 million and a ratio of debt to equity of approximately 0.7 to 1.

     Our substantial indebtedness could have important consequences. For example, it could

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

     We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation's outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the indentures governing Fairchild Semiconductor Corporation's outstanding 10 3/8% Senior Subordinated Notes, its outstanding 10 1/2% Senior Subordinated Notes and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to

$300.0 million. As of June 30, 2002 we had $299.2 million available under this revolving credit facility. If new debt is added to our subsidiaries' current debt levels, the substantial risks described above would intensify.

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

     RESTRICTIONS IMPOSED BY THE CREDIT AGREEMENT RELATING TO OUR SENIOR CREDIT FACILITY, THE INDENTURES GOVERNING FAIRCHILD SEMICONDUCTOR CORPORATION'S 10 3/8% SENIOR SUBORDINATED NOTES AND ITS 10 1/2% SENIOR SUBORDINATED NOTES RESTRICT OR PROHIBIT OUR ABILITY TO ENGAGE IN OR ENTER INTO SOME BUSINESS OPERATING AND FINANCING ARRANGEMENTS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO TAKE ADVANTAGE OF POTENTIALLY PROFITABLE BUSINESS OPPORTUNITIES.

     The operating and financial restrictions and covenants in most of our debt instruments, such as the credit agreement relating to our senior credit facility, the indenture governing Fairchild Semiconductor Corporation's 10 1/2% Senior Subordinated Notes and the indenture governing its 10 3/8% Senior Subordinated Notes may limit our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. These debt instruments impose significant operating and financial restrictions on us that affect our ability to incur additional indebtedness or create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, make investments or engage in other business activities. These restrictions could place us at a disadvantage relative to competitors not subject to such limitations.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We have settled the patent infringement lawsuit filed against us by Siliconix Incorporated in 1999 in the United States District Court for the Northern District of California. The terms of the settlement are not material to our financial position and are not expected to have a material effect on our future results of operations.

     From time to time we are involved in threatened or actual legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation threatened or pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Fairchild Semiconductor International's annual meeting of stockholders was held on May 8, 2002.

     (b) The following directors were elected at the meeting by the following votes:

                                                             FOR       AUTHORITY WITHHELD
                                                          ----------   ------------------
Kirk P. Pond............................................  76,453,966       11,386,992
Joseph R. Martin........................................  76,450,667       11,390,291
Charles Carinalli.......................................  76,450,118       11,390,840
Richard M. Cashin Jr....................................  71,331,219       16,509,739
Charles M. Clough.......................................  76,253,281       11,587,677
William T. Comfort III..................................  75,698,788       12,142,170
Paul C. Schorr IV.......................................  75,239,126       12,601,832
Ronald W. Shelly........................................  76,254,590       11,586,368
William N. Stout........................................  75,716,742       12,124,216

Mr. Comfort, a consultant to Citigroup Venture Capital Equity Partners, resigned from the board of directors effective May 30, 2002 in connection with the closing of the sale by a Citigroup Inc. affiliate of 6,000,000 shares of our common stock, which was part of our follow-on public offering of 22.2 million shares.

ITEM 5.  OTHER INFORMATION

     Effective December 31, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangibles with indefinite lives are no longer amortized. Instead, we will perform an annual test for impairment of these assets. We conducted our transitional goodwill impairment testing in the first quarter of 2002. No impairment was indicated.

     We believe that all audited financial statements incorporated by reference into our open registration statements are fairly presented, in all material respects, without transitional disclosure. Accordingly, we present in this quarterly report, net income (loss) before goodwill amortization net of tax and related per share amounts for the years ended December 30, 2001 and December 31, 2000, the seven months ended December 26, 1999 and the year ended May 30, 1999 are as follows (in millions, except per share amounts):

                                              YEAR ENDED            SEVEN MONTHS
                                      ---------------------------      ENDED       YEAR ENDED
                                      DECEMBER 30,   DECEMBER 31,   DECEMBER 26,    MAY 30,
                                          2001           2000           1999          1999
                                      ------------   ------------   ------------   ----------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS:
Reported............................     $(41.7)        $273.1         $19.3        $(123.9)
  Goodwill amortization.............       17.0            9.5            --             --
  Less associated tax effects.......       (6.0)          (0.8)           --             --
                                         ------         ------         -----        -------
Net Income (loss) before goodwill
  amortization......................     $(30.7)        $281.8         $19.3        $(123.9)
                                         ======         ======         =====        =======
BASIC INCOME (LOSS) PER COMMON
  SHARE:
Net income (loss)...................     $(0.42)        $ 2.80         $0.24        $ (1.97)
  Goodwill amortization.............       0.17           0.10            --             --
  Less associated tax effects.......      (0.06)         (0.01)           --             --
                                         ------         ------         -----        -------
Net Income (loss) before goodwill
  amortization......................     $(0.31)        $ 2.89         $0.24        $ (1.97)
                                         ======         ======         =====        =======
DILUTED INCOME (LOSS) PER COMMON
  SHARE:
Net income (loss)...................     $(0.42)        $ 2.69         $0.23        $ (1.97)
  Goodwill amortization.............       0.17           0.09            --             --
  Less associated tax effects.......      (0.06)         (0.01)        $  --        $    --
                                         ------         ------         -----        -------
Net Income (loss) before goodwill
  amortization......................     $(0.31)        $ 2.77         $0.23        $ (1.97)
                                         ======         ======         =====        =======

     As described in Item 4 above, in connection with the sale by a Citigroup Inc. affiliate of 6,000,000 shares of our common stock, William T. Comfort III, a consultant to Citigroup Venture Capital Equity Partners, resigned from our board of directors effective May 30, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 99.1     Certification, pursuant to 18 U.S.C. 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kirk P. Pond.
 99.2     Certification, pursuant to 18 U.S.C. 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joseph R. Martin.

(b) Reports on Form 8-K

     On April 24, 2002, we filed a current report on Form 8-K relating to financial information for the three and six months ended March 31, 2002 and forward-looking statements relating to the second quarter of 2002 as announced in a press release issued April 23, 2002. The press release is incorporated in, and filed as an exhibit to, the current report.

     On May 20, 2002, we filed a current report on Form 8-K relating to the update of our forward-looking guidance for the second quarter of 2002, as announced in a press release dated May 20, 2002. The press release is incorporated in, and filed as an exhibit to, the current report.

     On May 23, 2002, we filed a current report on Form 8-K relating to our announcement on May 20, 2002 that we and a selling stockholder would offer shares of our Class A common stock in a public offering pursuant to a shelf Registration Statement on Form S-3 (Registration No. 333-84094) that we had filed with the Securities and Exchange Commission. The agreed form of Underwriting Agreement, among the Company, Court Square Capital Limited, as the selling stockholder and the underwriters named therein, is incorporated in and filed as exhibit to the current report.

     On May 24, 2002, we filed a current report on Form 8-K relating to our announcement on May 20, 2002 that we and a selling stockholder would offer shares of our Class A common stock in a public offering pursuant to a shelf Registration Statement on Form S-3 (Registration No. 333-84094) that we had filed with the Securities and Exchange Commission. An updated opinion of counsel as to the legality of the securities being registered is incorporated in and filed as an exhibit to the current report.

ITEMS 2 AND 3 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Fairchild Semiconductor International,
                                          Inc.

Date: August 12, 2002                     By:      /s/ DAVID A. HENRY
                                            ------------------------------------
                                                       David A. Henry
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)