Form 10-Q
period 2002-09-29
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2002-11-13
CIK 1036960

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

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the issuer's classes of common stock as of the close of business on September 29, 2002:

                TITLE OF EACH CLASS                             NUMBER OF SHARES
                -------------------                             ----------------
  Class A Common Stock, par value $.01 per share                   116,959,217
  Class B Common Stock, par value $.01 per share                            --

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of September 29,
          2002 (Unaudited) and December 30, 2001......................     2
          Condensed Consolidated Statements of Operations (Unaudited)
          for the Three and Nine Months Ended September 29, 2002 and
          September 30, 2001..........................................     3
          Condensed Consolidated Statements of Comprehensive Income
          (Loss) (Unaudited) for the Three and Nine Months Ended
          September 29, 2002 and September 30, 2001...................     4
          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Nine Months Ended September 30, 2002 and September
          30, 2001....................................................     5
          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................     6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    20
Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................    37
Item 4.   Controls and Procedures.....................................    37
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................    38
Item 6.   Exhibits and Reports on Form 8-K............................    38
Signature and Certifications..........................................    39

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                              SEPTEMBER 29,   DECEMBER 30,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
     Cash and cash equivalents..............................    $  632.4        $  504.4
     Accounts receivable, net...............................       163.7           133.6
     Inventories............................................       202.1           209.1
     Deferred income taxes..................................        17.5            16.4
     Other current assets...................................        17.5            11.3
                                                                --------        --------
          Total current assets..............................     1,033.2           874.8
Property, plant and equipment, net..........................       659.8           663.0
Intangible assets, net......................................       448.1           479.8
Other assets................................................       132.4           131.6
                                                                --------        --------
          Total assets......................................    $2,273.5        $2,149.2
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt......................    $    0.4        $    0.4
     Accounts payable.......................................       105.7           106.7
     Accrued expenses and other current liabilities.........        99.9            92.2
                                                                --------        --------
          Total current liabilities.........................       206.0           199.3
Long-term debt, less current portion........................       852.8         1,138.2
Other liabilities...........................................         2.8             3.7
                                                                --------        --------
          Total liabilities.................................     1,061.6         1,341.2
Commitments and contingencies
Stockholders' equity:
     Class A common stock...................................         1.2             1.0
     Class B common stock...................................          --              --
     Additional paid-in capital.............................     1,221.2           809.7
     Retained earnings (deficit)............................        (5.9)            0.1
     Accumulated other comprehensive income (loss)..........        (0.8)            1.0
  Less treasury stock (at cost).............................        (3.8)           (3.8)
                                                                --------        --------
          Total stockholders' equity........................     1,211.9           808.0
                                                                --------        --------
          Total liabilities and stockholders' equity........    $2,273.5        $2,149.2
                                                                ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                2002            2001            2002            2001
                                            -------------   -------------   -------------   -------------
Revenue:
  Net sales -- trade......................     $346.4          $303.4         $1,019.4        $1,025.7
  Contract manufacturing..................       14.2            22.0             38.6            57.4
                                               ------          ------         --------        --------
     Total revenue........................      360.6           325.4          1,058.0         1,083.1
Operating expenses:
  Cost of sales -- trade..................      259.4           246.0            761.9           769.7
  Cost of contract manufacturing..........       11.1            14.3             30.0            37.7
  Research and development................       20.0            19.1             62.5            64.4
  Selling, general and administrative.....       36.4            35.8            108.5           120.1
  Amortization of acquisition-related
     intangibles..........................        9.5            14.1             28.3            38.7
  Purchased in-process research and
     development..........................         --             1.0              1.7            13.8
  Restructuring and impairments...........         --             0.8              3.6            14.2
                                               ------          ------         --------        --------
     Total operating expenses.............      336.4           331.1            996.5         1,058.6
                                               ------          ------         --------        --------
Operating income (loss)...................       24.2            (5.7)            61.5            24.5
Interest expense..........................       21.1            25.8             78.3            76.4
Interest income...........................       (3.6)           (2.2)            (9.2)          (12.7)
Other expense, net........................         --              --              1.6              --
                                               ------          ------         --------        --------
Income (loss) before income taxes.........        6.7           (29.3)            (9.2)          (39.2)
Provision (benefit) for income taxes......        2.4           (10.2)            (3.2)          (13.7)
                                               ------          ------         --------        --------
Net income (loss).........................     $  4.3          $(19.1)        $   (6.0)       $  (25.5)
                                               ======          ======         ========        ========
Net income (loss) per common share:
  Basic...................................     $ 0.04          $(0.19)        $  (0.06)       $  (0.26)
                                               ======          ======         ========        ========
  Diluted.................................     $ 0.04          $(0.19)        $  (0.06)       $  (0.26)
                                               ======          ======         ========        ========
Weighted average common shares:
  Basic...................................      117.0            99.7            108.1            99.5
                                               ======          ======         ========        ========
  Diluted.................................      118.7            99.7            108.1            99.5
                                               ======          ======         ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                2002            2001            2002            2001
                                            -------------   -------------   -------------   -------------
Net income (loss).........................      $4.3           $(19.1)          $(6.0)         $(25.5)
Other comprehensive income (loss), net of
  tax:
  Net change associated with hedging
     transactions.........................       0.8             (1.5)           (2.9)            0.4
  Net amount reclassed to earnings........       0.8               --             1.1            (0.8)
                                                ----           ------           -----          ------
Comprehensive income (loss)...............      $5.9           $(20.6)          $(7.8)         $(25.9)
                                                ====           ======           =====          ======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 29,   SEPTEMBER 30,
                                                                  2002            2001
                                                              -------------   -------------
Cash flows from operating activities:
Net loss....................................................     $  (6.0)        $ (25.5)
     Adjustments to reconcile net loss to cash provided by
      operating activities:
     Depreciation and amortization..........................       123.0           130.4
     Amortization of deferred compensation..................         2.8             2.9
     Restructuring and impairments..........................         0.7             8.6
     Non-cash financing expense.............................        11.7             3.4
     Purchased in-process research and development..........         1.7            13.8
     Loss on disposal of property, plant and equipment......         0.7             7.1
     Deferred income taxes..................................       (13.0)          (18.8)
     Non-cash settlement of receivable......................          --            (2.1)
     Gain on sale of space and defense business.............       (20.5)             --
Changes in operating assets and liabilities, net of effects
  of acquisitions:
     Accounts receivable....................................       (30.3)           81.1
     Inventories............................................         6.1             9.9
     Other current assets...................................        (7.6)            4.1
     Current liabilities....................................         5.1           (92.4)
     Other assets and liabilities, net......................         0.2            (5.6)
                                                                 -------         -------
          Cash provided by operating activities.............        74.6           116.9
                                                                 -------         -------
Cash flows from investing activities:
     Capital expenditures...................................       (88.0)         (101.2)
     Purchase of molds and tooling..........................        (2.2)           (3.5)
     Purchase of long-term investments......................          --            (3.5)
     Acquisitions and divestitures, net of cash acquired....        23.9          (343.1)
                                                                 -------         -------
          Cash used in investing activities.................       (66.3)         (451.3)
                                                                 -------         -------
Cash flows from financing activities:
     Repayment of long-term debt............................      (285.4)         (120.4)
     Issuance of long-term debt.............................          --           350.0
     Proceeds from issuance of common stock and from
      exercise of stock options, net........................       409.7             5.1
     Purchase of treasury stock.............................        (4.6)           (5.8)
     Debt issuance costs....................................          --           (10.9)
                                                                 -------         -------
          Cash provided by financing activities.............       119.7           218.0
                                                                 -------         -------
Net change in cash and cash equivalents.....................       128.0          (116.4)
Cash and cash equivalents at beginning of period............       504.4           401.8
                                                                 -------         -------
Cash and cash equivalents at end of period..................     $ 632.4         $ 285.4
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

NOTE 2 -- INVENTORIES

     The components of inventories are as follows:

                                                              SEPTEMBER 29,   DECEMBER 30,
                                                                  2002            2001
                                                              -------------   ------------
                                                                     (IN MILLIONS)
Raw materials...............................................     $ 23.2          $ 27.6
Work in process.............................................      136.4           129.7
Finished goods..............................................       42.5            51.8
                                                                 ------          ------
  Total inventories.........................................     $202.1          $209.1
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

     As a result of the net losses reported for the nine months ended September 29, 2002 and the three and nine months ended September 30, 2001, approximately
4.3 million, 4.0 million and 2.9 million common equivalent shares, respectively, have been excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive. In addition, $1.8 million and $5.4 million was not included in the computation of net loss for the three and nine months ended September 29, 2002, respectively, and 6.7 million potential common shares were not included in the computation of diluted earnings per share as a result of the assumed conversion of the convertible senior subordinated notes because the effect would have been anti-dilutive.

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 29,   SEPTEMBER 30,
                                                                 2002            2001
                                                             -------------   -------------
                                                                     (IN MILLIONS)
Cash paid (received), net for:
  Income taxes.............................................      $(2.6)          $10.8
                                                                 =====           =====
  Interest.................................................      $64.5           $66.7
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

NOTE 6 -- GOODWILL

     Effective December 31, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangibles with indefinite lives are no longer amortized. Instead, the Company will perform an annual test during the fourth quarter for impairment of these assets.

     A summary of acquired intangible assets as of September 29, 2002 is as follows:

                                                               AS OF SEPTEMBER 29, 2002
                                                             -----------------------------
                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
                                                                     (IN MILLIONS)
Identifiable intangible assets:
  Developed technology.....................................      $223.2         $ (51.2)
  Customer base............................................        55.8           (24.5)
  Covenant not to compete..................................        30.4           (21.1)
  Trademarks and tradenames................................        24.9           (21.6)
  Patents..................................................         5.3            (3.2)
                                                                 ------         -------
     Subtotal..............................................       339.6          (121.6)
  Goodwill.................................................       230.1              --
                                                                 ------         -------
     Total.................................................      $569.7         $(121.6)
                                                                 ======         =======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     The carrying amount of goodwill by reporting unit for the quarter ended September 29, 2002 is as follows:

                                                         DISCRETE
                                              DOMESTIC    POWER
                                               ANALOG    PRODUCTS   OPTOELECTRONICS   TOTAL
(IN MILLIONS)                                 --------   --------   ---------------   ------
-------------
Balance as of September 29, 2002............   $15.5      $159.9         $54.7        $230.1

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

     For comparative purposes, net loss before goodwill amortization net of tax and related per share amounts for the Company for the three and nine months ended September 30, 2001 are as follows (in millions, except per share amounts):

                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                                    ------------------   ------------------
NET LOSS:
  Reported........................................        $(19.1)              $(25.5)
     Goodwill amortization........................           4.7                 12.1
     Less associated tax effects..................          (1.6)                (4.2)
                                                          ------               ------
Net loss before goodwill amortization.............        $(16.0)              $(17.6)
                                                          ======               ======
BASIC LOSS PER SHARE:
Net loss..........................................        $(0.19)              $(0.26)
     Goodwill amortization........................          0.05                 0.12
     Less associated tax effects..................         (0.02)               (0.04)
                                                          ------               ------
Net loss before goodwill amortization.............        $(0.16)              $(0.18)
                                                          ======               ======
DILUTED LOSS PER SHARE:
Net loss..........................................        $(0.19)              $(0.26)
     Goodwill amortization........................          0.05                 0.12
     Less associated tax effects..................         (0.02)               (0.04)
                                                          ------               ------
Net loss before goodwill amortization.............        $(0.16)              $(0.18)
                                                          ======               ======

     The estimated amortization expense for the remainder of Fiscal 2002 and for each of the five succeeding fiscal years is as follows:

ESTIMATED AMORTIZATION EXPENSE:                                IN MILLIONS
-------------------------------                                -----------
Remainder of Fiscal 2002....................................      $ 9.5
Fiscal 2003.................................................       33.0
Fiscal 2004.................................................       25.4
Fiscal 2005.................................................       23.6
Fiscal 2006.................................................       23.4
Fiscal 2007.................................................       18.2

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 7 -- SEGMENT INFORMATION

     The Company is currently organized into three reportable segments: the Analog and Mixed Signal Products Group (Analog), the Discrete Products Group (Discrete) and the Interface and Logic Products Group (Interface and Logic). The operating results for the product line acquired from I-Cube are included in the Interface and Logic reporting segment. The operating results for the business acquired from SPT are included in the Analog reporting segment.

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

     Selected operating segment financial information for the three and nine months ended September 29, 2002 and September 30, 2001 is as follows:

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                        2002            2001            2002            2001
                                    -------------   -------------   -------------   -------------
                                                            (IN MILLIONS)
REVENUE:
  Analog..........................     $ 89.1          $ 70.4         $  248.7        $  226.5
  Discrete........................      188.3           159.4            553.7           493.7
  Interface and Logic.............       44.9            52.3            148.3           218.0
  Other...........................       38.3            43.3            107.3           144.9
                                       ------          ------         --------        --------
     Total........................     $360.6          $325.4         $1,058.0        $1,083.1
                                       ======          ======         ========        ========

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                        2002            2001            2002            2001
                                    -------------   -------------   -------------   -------------
                                                            (IN MILLIONS)
OPERATING INCOME:
  Analog..........................      $11.9          $  3.7          $ 30.5          $ 10.7
  Discrete........................       20.3             3.4            52.5            36.9
  Interface and Logic.............       (1.9)           (2.8)            2.9            27.6
  Other...........................        3.4             5.9             9.2            16.0
                                        -----          ------          ------          ------
  Subtotal........................       33.7            10.2            95.1            91.2
  Amortization of
     acquisition-related
     intangibles..................       (9.5)          (14.1)          (28.3)          (38.7)
  Purchased in-process research
     and development..............         --            (1.0)           (1.7)          (13.8)
  Restructuring and impairments...         --            (0.8)           (3.6)          (14.2)
                                        -----          ------          ------          ------
     Total........................      $24.2          $ (5.7)         $ 61.5          $ 24.5
                                        =====          ======          ======          ======

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 8 -- RESTRUCTURING AND IMPAIRMENTS

     During the nine months ended September 29, 2002, the Company recorded a pre-tax restructuring charge of $3.6 million, which occurred in the first quarter. The restructuring charge consisted of employee separation costs relating primarily to severance and other costs associated with approximately 150 salaried and hourly employees severed in the United States, Europe, Japan and Malaysia.

     During the three and nine months ended September 30, 2001, the Company recorded pre-tax restructuring and impairment charges of $0.8 million and $14.2 million, respectively. In the third quarter of 2001, the charge was due to employee separation costs related to severance and other benefits associated with work force reduction actions in the United States and France. For the nine months ended September 30, 2001, these charges also included $8.3 million for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine, $1.2 million for employee separation costs recorded in the first quarter and $3.9 million for employee separation costs recorded in the second quarter. These aforementioned workforce reduction actions affected approximately 750 employees primarily in the United States, the Philippines and Malaysia.

     The following table summarizes the activity in the Company's accrual for restructuring and impairment costs for the nine months ended September 29, 2002 (in millions):

Accrual balance as of December 30, 2001.....................  $ 1.3
  Accrual...................................................    3.6
  Cash payments.............................................   (3.1)
  Non-cash items............................................   (0.3)
                                                              -----
Accrual balance as of March 31, 2002........................    1.5
  Cash payments.............................................   (0.9)
                                                              -----
Accrual balance as of June 30, 2002.........................    0.6
                                                              -----
  Cash payments.............................................   (0.2)
                                                              -----
Accrual balance as of September 29, 2002....................  $ 0.4
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

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

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

     Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, had no impact on earnings for the nine months ended September 29, 2002. No cash flow hedges were derecognized or discontinued for the nine months ended September 29, 2002.

     Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. The Company estimates that the entire $0.8 million of net unrealized derivative loss included in OCI will be reclassified into earnings within the next twelve months.

NOTE 11 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly-owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation's subsidiaries are guarantors under Fairchild Semiconductor Corporation's 10 3/8% and 10 1/2% Senior Subordinated Notes and its 5% Convertible Senior Subordinated Notes. These guaranties are full and unconditional. In addition, all guaranties are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)

                                                               SEPTEMBER 29, 2002
                                ---------------------------------------------------------------------------------
                                  UNCONSOLIDATED      UNCONSOLIDATED
                                     FAIRCHILD          FAIRCHILD                         NON-
                                   SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS
                                -------------------   --------------   ------------   ------------   ------------
                                                                  (IN MILLIONS)
                                                     ASSETS
Current assets:
  Cash and cash equivalents....      $     --            $  607.2         $   --         $ 25.2       $      --
  Accounts receivable, net.....            --                26.9            1.0          135.8              --
  Inventories..................            --               107.4           18.2           76.5              --
  Deferred income taxes........            --                16.2            0.8            0.5              --
  Other current assets.........            --                 6.9             --           10.6              --
                                     --------            --------         ------         ------       ---------
    Total current assets.......            --               764.6           20.0          248.6              --
Property, plant and equipment,
  net..........................            --               261.3           67.6          330.9              --
Intangible assets, net.........            --                13.9          289.8          144.4              --
Investment in subsidiary.......       1,206.8               937.2          156.0            6.7        (2,306.7)
Other assets...................           5.9               109.4           15.4            1.7              --
                                     --------            --------         ------         ------       ---------
    Total assets...............      $1,212.7            $2,086.4         $548.8         $732.3       $(2,306.7)
                                     ========            ========         ======         ======       =========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt.......................      $     --            $    0.4         $   --         $   --       $      --
  Accounts payable.............            --                52.0            3.9           49.8              --
  Accrued expenses and other
    current liabilities........            --                57.5            3.7           38.7              --
                                     --------            --------         ------         ------       ---------
    Total current
      liabilities..............            --               109.9            7.6           88.5              --
Long-term debt, less current
  portion......................            --               852.8             --             --              --
Net intercompany (receivable)
  payable......................            --               (85.9)          (2.1)          88.0              --
Other liabilities..............            --                 3.6            2.1           (2.9)             --
                                     --------            --------         ------         ------       ---------
    Total liabilities..........            --               880.4            7.6          173.6              --
                                     --------            --------         ------         ------       ---------
Commitments and contingencies
  Stockholders' equity:
  Class A common stock.........           1.2                  --             --             --              --
  Additional paid-in capital...       1,221.2                  --             --             --              --
  Retained earnings
    (deficit)..................          (5.9)            1,206.8          541.2          558.7        (2,306.7)
  Accumulated other
    comprehensive loss.........            --                (0.8)            --             --              --
  Less treasury stock (at
    cost)......................          (3.8)                 --             --             --              --
                                     --------            --------         ------         ------       ---------
    Total stockholders'
      equity...................       1,212.7             1,206.0          541.2          558.7        (2,306.7)
                                     --------            --------         ------         ------       ---------
    Total liabilities and
      stockholders' equity.....      $1,212.7            $2,086.4         $548.8         $732.3       $(2,306.7)
                                     ========            ========         ======         ======       =========

                                 SEPTEMBER 29, 2002
                                 -------------------
                                    CONSOLIDATED
                                      FAIRCHILD
                                    SEMICONDUCTOR
                                 INTERNATIONAL, INC.
                                 -------------------
                                    (IN MILLIONS)
                                       ASSETS
Current assets:
  Cash and cash equivalents....       $  632.4
  Accounts receivable, net.....          163.7
  Inventories..................          202.1
  Deferred income taxes........           17.5
  Other current assets.........           17.5
                                      --------
    Total current assets.......        1,033.2
Property, plant and equipment,
  net..........................          659.8
Intangible assets, net.........          448.1
Investment in subsidiary.......             --
Other assets...................          132.4
                                      --------
    Total assets...............       $2,273.5
                                      ========
                                   LIABILITIES AND
                                     STOCKHOLDERS'
                                        EQUITY
Current liabilities:
  Current portion of long-term
    debt.......................       $    0.4
  Accounts payable.............          105.7
  Accrued expenses and other
    current liabilities........           99.9
                                      --------
    Total current
      liabilities..............          206.0
Long-term debt, less current
  portion......................          852.8
Net intercompany (receivable)
  payable......................             --
Other liabilities..............            2.8
                                      --------
    Total liabilities..........        1,061.6
                                      --------
Commitments and contingencies
  Stockholders' equity:
  Class A common stock.........            1.2
  Additional paid-in capital...        1,221.2
  Retained earnings
    (deficit)..................           (5.9)
  Accumulated other
    comprehensive loss.........           (0.8)
  Less treasury stock (at
    cost)......................           (3.8)
                                      --------
    Total stockholders'
      equity...................        1,211.9
                                      --------
    Total liabilities and
      stockholders' equity.....       $2,273.5
                                      ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                     THREE MONTHS ENDED SEPTEMBER 29, 2002
                              ---------------------------------------------------
                                UNCONSOLIDATED      UNCONSOLIDATED
                                   FAIRCHILD          FAIRCHILD
                                 SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR
                              INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES
                              -------------------   --------------   ------------
                                                 (IN MILLIONS)
Revenue:
  Net sales -- trade........         $  --              $ 50.3          $  1.0
  Net
    sales -- intercompany...            --               212.8            34.6
  Contract manufacturing....            --                11.4              --
                                     -----              ------          ------
    Total revenue...........            --               274.5            35.6
Operating expenses:
  Cost of sales.............            --                18.8             3.6
  Cost of
    sales -- intercompany...            --               211.8            33.7
  Cost of contract
    manufacturing...........            --                 9.3              --
  Research and
    development.............            --                 8.5             5.1
  Selling, general and
    administrative..........            --                23.7             1.4
  Amortization of
    acquisition-related
    intangibles.............            --                  --             2.3
  Purchased in-process
    research and
    development.............            --                  --              --
  Restructuring and
    impairments.............            --                  --              --
                                     -----              ------          ------
    Total operating
      expenses..............            --               272.1            46.1
                                     -----              ------          ------
Operating income (loss).....            --                 2.4           (10.5)
Interest expense............            --                21.1              --
Interest income.............            --                (3.4)             --
Equity in subsidiary
  (income) loss.............          (4.3)              (20.1)          (15.4)
                                     -----              ------          ------
Income before income
  taxes.....................           4.3                 4.8             4.9
Provision for income
  taxes.....................            --                 0.5              --
                                     -----              ------          ------
Net income..................         $ 4.3              $  4.3          $  4.9
                                     =====              ======          ======

                                    THREE MONTHS ENDED SEPTEMBER 29, 2002
                              -------------------------------------------------
                                                               CONSOLIDATED
                                  NON-                           FAIRCHILD
                               GUARANTOR                       SEMICONDUCTOR
                              SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                              ------------   ------------   -------------------
                                                (IN MILLIONS)
Revenue:
  Net sales -- trade........     $295.1        $    --            $346.4
  Net
    sales -- intercompany...       90.2         (337.6)               --
  Contract manufacturing....        2.8             --              14.2
                                 ------        -------            ------
    Total revenue...........      388.1         (337.6)            360.6
Operating expenses:
  Cost of sales.............      237.0             --             259.4
  Cost of
    sales -- intercompany...       92.1         (337.6)               --
  Cost of contract
    manufacturing...........        1.8             --              11.1
  Research and
    development.............        6.4             --              20.0
  Selling, general and
    administrative..........       11.3             --              36.4
  Amortization of
    acquisition-related
    intangibles.............        7.2             --               9.5
  Purchased in-process
    research and
    development.............         --             --                --
  Restructuring and
    impairments.............         --             --                --
                                 ------        -------            ------
    Total operating
      expenses..............      355.8         (337.6)            336.4
                                 ------        -------            ------
Operating income (loss).....       32.3             --              24.2
Interest expense............         --             --              21.1
Interest income.............       (0.2)            --              (3.6)
Equity in subsidiary
  (income) loss.............         --           39.8                --
                                 ------        -------            ------
Income before income
  taxes.....................       32.5          (39.8)              6.7
Provision for income
  taxes.....................        1.9             --               2.4
                                 ------        -------            ------
Net income..................     $ 30.6        $ (39.8)           $  4.3
                                 ======        =======            ======

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                     NINE MONTHS ENDED SEPTEMBER 29, 2002
                              ---------------------------------------------------
                                UNCONSOLIDATED      UNCONSOLIDATED
                                   FAIRCHILD          FAIRCHILD
                                 SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR
                              INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES
                              -------------------   --------------   ------------
                                                 (IN MILLIONS)
Revenue:
  Net sales -- trade........         $  --              $157.0          $  2.8
  Net
    sales -- intercompany...            --               714.4           113.8
  Contract manufacturing....            --                29.4              --
                                     -----              ------          ------
    Total revenue...........            --               900.8           116.6
Operating expenses:
  Cost of sales -- trade....            --                51.6             0.9
  Cost of
    sales -- intercompany...            --               710.9           111.1
  Cost of contract
    manufacturing...........            --                24.9              --
  Research and
    development.............            --                27.5            16.9
  Selling, general and
    administrative..........            --                36.4            37.0
  Amortization of
    acquisition-related
    intangibles.............            --                  --             7.0
  Purchased in-process
    research and
    development.............            --                 1.0             0.7
  Restructuring and
    impairments.............            --                 1.7             0.7
                                     -----              ------          ------
    Total operating
      expenses..............            --               854.0           174.3
                                     -----              ------          ------
Operating income (loss).....            --                46.8           (57.7)
Interest expense............            --                78.3              --
Interest income.............            --                (8.6)           (0.2)
Other income (expense),
  net.......................            --                22.1           (20.5)
Equity in subsidiary
  (income) loss.............           6.0               (30.6)          (47.6)
                                     -----              ------          ------
Income (loss) before income
  taxes.....................          (6.0)              (14.4)           10.6
Provision (benefit) for
  income taxes..............            --                (8.4)             --
                                     -----              ------          ------
  Net income (loss).........         $(6.0)             $ (6.0)         $ 10.6
                                     =====              ======          ======

                                    NINE MONTHS ENDED SEPTEMBER 29, 2002
                              -------------------------------------------------
                                                               CONSOLIDATED
                                  NON-                           FAIRCHILD
                               GUARANTOR                       SEMICONDUCTOR
                              SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                              ------------   ------------   -------------------
                                                (IN MILLIONS)
Revenue:
  Net sales -- trade........    $  859.6      $      --          $1,019.4
  Net
    sales -- intercompany...       258.9       (1,087.1)               --
  Contract manufacturing....         9.2             --              38.6
                                --------      ---------          --------
    Total revenue...........     1,127.7       (1,087.1)          1,058.0
Operating expenses:
  Cost of sales -- trade....       709.4             --             761.9
  Cost of
    sales -- intercompany...       265.1       (1,087.1)               --
  Cost of contract
    manufacturing...........         5.1             --              30.0
  Research and
    development.............        18.1             --              62.5
  Selling, general and
    administrative..........        35.1             --             108.5
  Amortization of
    acquisition-related
    intangibles.............        21.3             --              28.3
  Purchased in-process
    research and
    development.............          --             --               1.7
  Restructuring and
    impairments.............         1.2             --               3.6
                                --------      ---------          --------
    Total operating
      expenses..............     1,055.3       (1,087.1)            996.5
                                --------      ---------          --------
Operating income (loss).....        72.4             --              61.5
Interest expense............          --             --              78.3
Interest income.............        (0.4)            --              (9.2)
Other income (expense),
  net.......................          --             --               1.6
Equity in subsidiary
  (income) loss.............          --           72.2                --
                                --------      ---------          --------
Income (loss) before income
  taxes.....................        72.8          (72.2)             (9.2)
Provision (benefit) for
  income taxes..............         5.2             --              (3.2)
                                --------      ---------          --------
  Net income (loss).........    $   67.6      $   (72.2)         $   (6.0)
                                ========      =========          ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED SEPTEMBER 29, 2002
                                  ----------------------------------------------------------------------------------------
                                    UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                       FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                     SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                  INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                  -------------------   --------------   ------------   ------------   -------------------
                                                                       (IN MILLIONS)
Cash flows provided by operating
  activities:...................        $    --            $  30.4          $ 4.9          $ 39.3            $  74.6
                                        -------            -------          -----          ------            -------
Investing activities:
  Capital expenditures..........             --              (43.1)          (4.9)          (40.0)             (88.0)
  Purchase of molds and
     tooling....................             --                 --             --            (2.2)              (2.2)
  Acquisitions and divestitures,
     net of cash acquired.......             --               23.9             --              --               23.9
  Investment (in) from
     affiliate..................         (405.1)             405.1             --              --                 --
                                        -------            -------          -----          ------            -------
     Cash provided by (used in)
       investing activities.....         (405.1)             385.9           (4.9)          (42.2)             (66.3)
                                        -------            -------          -----          ------            -------
Financing activities:
  Repayment of long-term debt...             --             (285.4)            --              --             (285.4)
  Proceeds from issuance of
     common stock and from
     issuance of stock options,
     net........................          409.7                 --             --              --              409.7
  Purchase of treasury stock....           (4.6)                --             --              --               (4.6)
                                        -------            -------          -----          ------            -------
     Cash provided by (used in)
       financing activities.....          405.1             (285.4)            --              --              119.7
                                        -------            -------          -----          ------            -------
Net change in cash and cash
  equivalents...................             --              130.9             --            (2.9)             128.0
Cash and cash equivalents at
  beginning of period...........             --              476.3             --            28.1              504.4
                                        -------            -------          -----          ------            -------
Cash and cash equivalents at end
  of period.....................        $    --            $ 607.2          $  --          $ 25.2            $ 632.4
                                        =======            =======          =====          ======            =======
Supplemental Cash Flow
  Information:
  Cash paid (received), net
     during the period for:
     Income taxes...............        $    --            $  (4.1)         $  --          $  1.5            $  (2.6)
                                        =======            =======          =====          ======            =======
     Interest...................        $    --            $  64.5          $  --          $   --            $  64.5
                                        =======            =======          =====          ======            =======

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                 DECEMBER 30, 2001
                                 ---------------------------------------------------------------------------------
                                   UNCONSOLIDATED      UNCONSOLIDATED
                                      FAIRCHILD          FAIRCHILD                         NON-
                                    SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR
                                 INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS
                                 -------------------   --------------   ------------   ------------   ------------
                                                                   (IN MILLIONS)
                                                      ASSETS
Current assets:
  Cash and cash equivalents.....       $   --             $  476.3         $   --         $ 28.1       $      --
  Accounts receivable, net......           --                 31.8            1.4          100.4              --
  Inventories...................           --                113.9           21.0           74.2              --
  Deferred income taxes.........           --                 15.2            0.8            0.4              --
  Other current assets..........           --                  3.9            0.1            7.3              --
                                       ------             --------         ------         ------       ---------
    Total current assets........           --                641.1           23.3          210.4              --
Property, plant and equipment,
  net...........................           --                258.8           67.6          336.6              --
Intangible assets, net..........           --                 14.0          300.8          165.0              --
Investment in subsidiary........        801.1                894.9          154.0            2.0        (1,852.0)
Other assets....................          5.9                108.6           15.9            1.2              --
                                       ------             --------         ------         ------       ---------
    Total assets................       $807.0             $1,917.4         $561.6         $715.2       $(1,852.0)
                                       ======             ========         ======         ======       =========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term
    debt........................       $   --             $    0.4         $   --         $   --       $      --
  Accounts payable..............           --                 48.1            7.5           51.1              --
  Accrued expenses and other
    current liabilities.........           --                 59.3            3.2           29.7              --
                                       ------             --------         ------         ------       ---------
    Total current liabilities...           --                107.8           10.7           80.8              --
Long-term debt, less current
  portion.......................           --              1,138.2             --             --              --
Net intercompany (receivable)
  payable.......................           --               (136.1)         (22.1)         158.2              --
Other liabilities...............           --                  6.4            2.0           (4.7)             --
                                       ------             --------         ------         ------       ---------
    Total liabilities...........           --              1,116.3           (9.4)         234.3              --
                                       ------             --------         ------         ------       ---------
Commitments and contingencies
Stockholders' equity:
  Class A common stock..........          1.0                   --             --             --              --
  Additional paid-in capital....        809.7                   --             --             --              --
  Retained earnings.............          0.1                800.1          571.0          480.9        (1,852.0)
  Accumulated other
    comprehensive income........           --                  1.0             --             --              --
  Less treasury stock (at
    cost).......................         (3.8)                  --             --             --              --
                                       ------             --------         ------         ------       ---------
    Total stockholders'
      equity....................        807.0                801.1          571.0          480.9        (1,852.0)
                                       ------             --------         ------         ------       ---------
    Total liabilities and
      stockholders' equity......       $807.0             $1,917.4         $561.6         $715.2       $(1,852.0)
                                       ======             ========         ======         ======       =========

                                   DECEMBER 30, 2001
                                  -------------------
                                     CONSOLIDATED
                                       FAIRCHILD
                                     SEMICONDUCTOR
                                  INTERNATIONAL, INC.
                                  -------------------
                                     (IN MILLIONS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.....       $  504.4
  Accounts receivable, net......          133.6
  Inventories...................          209.1
  Deferred income taxes.........           16.4
  Other current assets..........           11.3
                                       --------
    Total current assets........          874.8
Property, plant and equipment,
  net...........................          663.0
Intangible assets, net..........          479.8
Investment in subsidiary........             --
Other assets....................          131.6
                                       --------
    Total assets................       $2,149.2
                                       ========
                                    LIABILITIES AND
                                      STOCKHOLDERS'
                                         EQUITY
Current liabilities:
  Current portion of long-term
    debt........................       $    0.4
  Accounts payable..............          106.7
  Accrued expenses and other
    current liabilities.........           92.2
                                       --------
    Total current liabilities...          199.3
Long-term debt, less current
  portion.......................        1,138.2
Net intercompany (receivable)
  payable.......................             --
Other liabilities...............            3.7
                                       --------
    Total liabilities...........        1,341.2
                                       --------
Commitments and contingencies
Stockholders' equity:
  Class A common stock..........            1.0
  Additional paid-in capital....          809.7
  Retained earnings.............            0.1
  Accumulated other
    comprehensive income........            1.0
  Less treasury stock (at
    cost).......................           (3.8)
                                       --------
    Total stockholders'
      equity....................          808.0
                                       --------
    Total liabilities and
      stockholders' equity......       $2,149.2
                                       ========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED SEPTEMBER 30, 2001
                            -------------------------------------------------------------------------------------------------------
                              UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                                 FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                               SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                            INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                            -------------------   --------------   ------------   ------------   ------------   -------------------
                                                                         (IN MILLIONS)
Revenue:
  Net sales -- trade......        $   --              $ 50.9          $  6.0         $246.5        $    --            $303.4
  Net
   sales -- intercompany..            --               227.5            16.2           73.8         (317.5)               --
  Contract
    manufacturing.........            --                18.2              --            3.8             --              22.0
                                  ------              ------          ------         ------        -------            ------
    Total revenue.........            --               296.6            22.2          324.1         (317.5)            325.4
Operating expenses:
  Cost of sales...........            --                35.3             0.8          209.9             --             246.0
  Cost of
    sales--intercompany...            --               225.8            15.3           76.4         (317.5)               --
  Cost of contract
    manufacturing.........            --                12.2              --            2.1             --              14.3
  Research and
    development...........            --                 8.0             5.6            5.5             --              19.1
  Selling, general and
    administrative........            --                19.7             4.6           11.5             --              35.8
  Amortization of
    acquisition-related
    intangibles...........            --                  --             6.7            7.4             --              14.1
  Purchased in-process
    research and
    development...........            --                 1.0              --             --             --               1.0
  Restructuring and
    impairments...........            --                 0.5             0.1            0.2             --               0.8
                                  ------              ------          ------         ------        -------            ------
    Total operating
      expenses............            --               302.5            33.1          313.0         (317.5)            331.1
                                  ------              ------          ------         ------        -------            ------
Operating income (loss)...            --                (5.9)          (10.9)          11.1             --              (5.7)
Interest expense..........            --                25.8             0.1           (0.1)            --              25.8
Interest income...........            --                (1.9)           (0.3)            --             --              (2.2)
Equity in subsidiary
  (income) loss...........          19.1                 1.6            (7.6)            --          (13.1)               --
                                  ------              ------          ------         ------        -------            ------
Income (loss) before
  income taxes............         (19.1)              (31.4)           (3.1)          11.2           13.1             (29.3)
Provision (benefit) for
  income taxes............            --               (12.3)             --            2.1             --             (10.2)
                                  ------              ------          ------         ------        -------            ------
Net income (loss).........        $(19.1)             $(19.1)         $ (3.1)        $  9.1        $  13.1            $(19.1)
                                  ======              ======          ======         ======        =======            ======

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED SEPTEMBER 30, 2001
                            -------------------------------------------------------------------------------------------------------
                              UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                                 FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                               SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                            INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                            -------------------   --------------   ------------   ------------   ------------   -------------------
                                                                         (IN MILLIONS)
Revenue:
  Net sales -- trade......        $   --              $190.3          $ 56.1        $  779.3       $    --           $1,025.7
  Net
   sales -- intercompany..            --               686.4            57.4           252.3        (996.1)                --
  Contract
    manufacturing.........            --                49.0              --             8.4            --               57.4
                                  ------              ------          ------        --------       -------           --------
    Total revenue.........            --               925.7           113.5         1,040.0        (996.1)           1,083.1
Operating expenses:
  Cost of sales...........            --               104.6            48.1           617.0            --              769.7
  Cost of sales --
    intercompany..........            --               679.9            54.2           262.0        (996.1)                --
  Cost of contract
    manufacturing.........            --                32.9              --             4.8            --               37.7
  Research and
    development...........            --                32.0            16.3            16.1            --               64.4
  Selling, general and
    administrative........            --                69.2            14.6            36.3            --              120.1
  Amortization of
    acquisition-related
    intangibles...........            --                 0.2            16.3            22.2            --               38.7
  Purchased in-process
    research and
    development...........            --                 1.0            12.8              --            --               13.8
  Restructuring and
    impairments...........            --                11.3             1.3             1.6            --               14.2
                                  ------              ------          ------        --------       -------           --------
    Total operating
      expenses............            --               931.1           163.6           960.0        (996.1)           1,058.6
                                  ------              ------          ------        --------       -------           --------
Operating income (loss)...            --                (5.4)          (50.1)           80.0            --               24.5
Interest expense..........            --                76.2             0.1             0.1            --               76.4
Interest income...........            --               (12.2)           (0.2)           (0.3)           --              (12.7)
Other income, net.........            --                  --              --              --            --                 --
Equity in subsidiary
  (income) loss...........          25.5               (25.5)          (39.3)             --          39.3               (0.0)
                                  ------              ------          ------        --------       -------           --------
Income (loss) before
  income taxes............         (25.5)              (43.9)          (10.7)           80.2         (39.3)             (39.2)
Provision for income
  taxes...................            --               (18.4)             --             4.7            --              (13.7)
                                  ------              ------          ------        --------       -------           --------
  Net income (loss).......        $(25.5)             $(25.5)         $(10.7)       $   75.5       $ (39.3)          $  (25.5)
                                  ======              ======          ======        ========       =======           ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2001
                                         ----------------------------------------------------------------------------------------
                                           UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                              FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                            SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                         INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                         -------------------   --------------   ------------   ------------   -------------------
                                                                              (IN MILLIONS)
Cash flows from operating activities:...        $  --             $  78.0          $ 0.6          $ 38.3            $ 116.9
                                                -----             -------          -----          ------            -------
Investing activities:
  Capital expenditures..................           --               (58.7)          (0.2)          (42.3)            (101.2)
  Purchase of molds and tooling.........           --                  --           (0.1)           (3.4)              (3.5)
  Purchase of long-term investments.....           --                (3.5)            --              --               (3.5)
  Acquisitions, net of cash acquired....           --              (343.1)            --              --             (343.1)
  Investment (in) from affiliate........          0.7                (0.7)            --              --                 --
                                                -----             -------          -----          ------            -------
      Cash provided by (used in)
        investing activities............          0.7              (406.0)          (0.3)          (45.7)            (451.3)
                                                -----             -------          -----          ------            -------
Financing activities:
  Repayment of long-term debt...........           --              (120.4)            --              --             (120.4)
  Issuance of long-term debt............           --               350.0             --              --              350.0
  Proceeds from issuance of common stock
    and from issuance of stock options,
    net.................................          5.1                  --             --              --                5.1
  Purchase of treasury stock............         (5.8)                 --             --              --               (5.8)
  Debt issuance costs...................           --               (10.9)            --              --              (10.9)
                                                -----             -------          -----          ------            -------
      Cash provided by (used in)
        financing activities............         (0.7)              218.7             --              --              218.0
                                                -----             -------          -----          ------            -------
Net change in cash and cash
  equivalents...........................           --              (109.3)           0.3            (7.4)            (116.4)
Cash and cash equivalents at beginning
  of period.............................           --               374.5             --            27.3              401.8
                                                -----             -------          -----          ------            -------
Cash and cash equivalents at end of
  period................................        $  --             $ 265.2          $ 0.3          $ 19.9            $ 285.4
                                                =====             =======          =====          ======            =======
Supplemental Cash Flow Information:
  Cash paid, net during the period for:
      Income taxes......................        $  --             $   0.5          $  --          $ 10.3            $  10.8
                                                =====             =======          =====          ======            =======
      Interest..........................        $  --             $  66.7          $  --          $   --            $  66.7
                                                =====             =======          =====          ======            =======

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

OVERVIEW

     We are one of the largest independent semiconductor companies focused solely on developing, manufacturing and selling high performance semiconductors critical to multiple end markets. We design, develop and market analog, discrete, interface and logic, non-volatile memory and optoelectronic semiconductors. Within our broad product portfolio, we focus on providing discrete and analog power management and interface solutions. Nearly two-thirds of our trade sales in the first nine months of 2002 were from discrete and analog products used directly in power applications such as voltage conversion, power regulation, power distribution, and power and battery management. With the acquisition in 2001 of the discrete power products business from Intersil Corporation, which we refer to as DPP, we believe that we are now the world's leading supplier of combined power analog and power discrete products. Our products are used as building block components in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; portable digital consumer cameras, displays, audio/video devices, household appliances; and automotive ignition applications. Because of their basic functionality, our products provide customers with greater design flexibility than more highly integrated products and improve the performance of more complex devices or systems. Given these characteristics, our products have a wide range of applications. Our products are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets.

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

     On March 25, 2002, we acquired Signal Processing Technologies, Inc. (SPT), the data conversion business and related design center of Toko, Inc. for approximately $4.0 million in cash, including related acquisition costs. The acquired business has added leading-edge converter products to our analog and mixed signal product offering.

RESULTS OF OPERATIONS

     We generated net income (losses) of $4.3 million and $(6.0) million in the third quarter and first nine months of 2002, respectively, compared to net losses of $19.1 million and $25.5 million in the comparable periods of 2001. During the first quarter of 2002, amortization of goodwill was stopped in accordance with SFAS No. 142. Had goodwill not been amortized in the third quarter and first nine months of 2001, net losses would have been $16.0 million and $17.6 million, respectively. Excluding unusual (gains) charges and amortization of acquisition-related intangibles, pro forma net income (loss) was as follows:

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                        2002            2001            2002            2001
                                    -------------   -------------   -------------   -------------
                                                            (IN MILLIONS)
Net income (loss).................      $ 4.3          $(19.1)         $ (6.0)         $(25.5)
  Restructuring and impairments...         --             0.8             3.6            14.2
  Purchased in-process research
     and development..............         --             1.0             1.7            13.8
  Cost associated with the
     redemption of the 10 1/8%
     Notes........................         --              --            22.1              --
  Gain on sale of space and
     defense product line.........         --              --           (20.5)             --
  Inventory charge associated with
     Analog restructuring.........         --              --              --             2.5
  Amortization of
     acquisition-related
     intangibles..................        9.5            14.1            28.3            38.7
  Less associated tax effects.....       (3.3)           (5.6)          (12.3)          (20.6)
                                        -----          ------          ------          ------
Pro forma net income (loss).......      $10.5          $ (8.8)         $ 16.9          $ 23.1
                                        =====          ======          ======          ======

     Restructuring and impairments in the first nine months of 2002 include $3.6 million recorded in the first quarter associated with workforce reduction actions. Restructuring and impairments in the third quarter and first nine months of 2001 include $0.8 million recorded in the third quarter for employee severance and benefit costs associated with workforce reduction actions, $3.9 million recorded in the second quarter for employee severance and benefit costs associated with workforce reduction actions, $8.3 million recorded in the first quarter for asset impairment charges related to the consolidation of the five-inch wafer fabrication line in South Portland, Maine and $1.2 million recorded in the first quarter for employee severance and benefit costs associated with workforce reduction actions.

     Purchased in-process research and development was recorded in the first quarter of 2002 in connection with our acquisitions of I-Cube ($1.0 million) and SPT ($0.7 million). Purchased in-process research and development was recorded in connection with our acquisitions of Impala in the third quarter of 2001 ($1.0 million), and DPP in the first quarter of 2001 ($12.8 million).

     Operating income (loss) was $24.2 million and $61.5 million in the third quarter and first nine months of 2002, respectively, compared to $(5.7) million and $24.5 million in the third quarter and first nine months of 2001. Excluding restructuring and impairments, purchased in-process research and development, amortization of acquisition related intangibles and other unusual (gains) charges, pro forma operating income was $33.7 million and $95.1 million in the third quarter and first nine months of 2002, respectively, compared to $10.2 million and $93.7 million in the third quarter and first nine months of 2001. The increase in pro forma operating income in the third quarter of 2002 as compared to the third quarter of 2001 is due to higher revenue and gross profit and lower selling, general and administrative ("SG&A") expenses as a percent of revenue, resulting from cost reduction actions undertaken. The increase in pro forma operating income for the first nine months of 2002 compared to the first nine months of 2001 is due to lower research and development expenses ("R&D") and SG&A, offset by lower gross margins, primarily in the first quarter of 2002.

     On a segment basis, Analog had operating income of $11.9 million and $30.5 million for the third quarter and first nine months of 2002, respectively, compared to $3.7 million and $10.7 million in the comparable periods of 2001. The increases in Analog's operating income were primarily due to increases in revenues and gross margins as well as decreases in selling, general and administrative expenses. Discrete had operating income of $20.3 million and $52.5 million in the third quarter and first nine months of 2002, respectively, compared to $3.4 million and $36.9 million in the comparable periods of 2001. The increases in Discrete's operating income were primarily due to an increase in gross margins, primarily in the third quarter of 2002. Interface and Logic had an operating income (loss) of $(1.9) million and $2.9 million in the third quarter and first nine months of 2002 compared to operating income (loss)of $(2.8) million and $27.6 million in the comparable periods of 2001. The decreases in Interface and Logic's operating income in the third quarter and first nine months of 2002 were the result of decreases in revenues and gross margins partially offset by decreases in research and development and selling, general and administrative expenses.

     Excluding depreciation and amortization of $42.9 million and $125.8 million in the third quarter and first nine months of 2002, respectively, and $45.3 million and $133.3 million in the comparable periods of 2001, restructuring and impairments, purchased in-process research and development and other unusual (gains) charges, earnings before interest, taxes depreciation and amortization (EBITDA) were $67.1 million and $192.6 million in the third quarter and first nine months of 2002, respectively, compared to $41.4 million and $188.3 million in the comparable periods of 2001. EBITDA is presented because we believe that it is a widely accepted financial indicator of an entity's ability to incur and service debt. Pro forma net income and pro forma operating income are presented because we use them as additional measures of our operating performance. EBITDA, pro forma net income, and pro forma operating income should not be considered as alternatives to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with accounting principles generally accepted in the United States of America, as indicators of our operating performance, or as alternatives to cash flow as a measure of liquidity.

REVENUES

     Our revenues consist of trade sales to unaffiliated customers (96.1% and 96.4% of total revenues in the third quarter and first nine months of 2002, respectively, and 93.2% and 94.7% of total revenues in the comparable periods of
2001) and revenues from contract manufacturing services provided to National Semiconductor and Samsung Electronics (3.9% and 3.6% of total revenues in the third quarter and first nine months of 2002, respectively, and 6.8% and 5.3% of total revenues in the comparable periods of 2001).

     Trade sales increased 14.2% and decreased 0.6% to $346.4 million and $1,019.4 million in the third quarter and first nine months of 2002, respectively, compared to $303.4 million and $1,025.7 million for the comparable periods of 2001. The increase in trade sales in the third quarter resulted primarily from higher unit volumes offset somewhat by lower average selling prices, while the decrease in the first nine months of 2002 was primarily the result of lower average selling prices on flat to slightly higher unit volumes.

     Analog revenues increased 26.6% and 9.8% to $89.1 million and $248.7 million in the third quarter and first nine months of 2002, respectively, from $70.4 million and $226.5 million in the comparable periods of 2001. The increases are a result of higher sales for power switches and motor drivers, predominantly into consumer and industrial markets. Discrete revenues increased 18.1% and 12.2% to $188.3 million and $553.7 million in the third quarter and first nine months of 2002, respectively, compared to $159.4 million and $493.7 million in the comparable periods of 2001. The increase in the third quarter is the result of stronger sales of high and low power MOSFET's into virtually all end markets. The increase for the first nine months of 2002 was due to higher sales of low power MOSFET's into the computing and communications markets and a full nine months of revenue for our DPP acquisition, which occurred late in the first quarter of 2001. Interface and Logic revenues decreased 14.1% and 32.0% to $44.9 million and $148.3 million in the third quarter and first nine months of 2002, respectively, from $52.3 million and $218.0 million in the comparable periods of 2001. The decreases are due to price competition in our mature logic products and the impact of the wireline communications market slowdown on our interface product lines.

     As a percentage of trade sales, geographic trade sales for North America, Europe, Asia/Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for the three and nine months ended September 29, 2002 and September 30, 2001:

                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                        2002            2001            2002            2001
                                    -------------   -------------   -------------   -------------
North America.....................        15%             18%             16%             21%
Europe............................        11              14              11              14
Asia/Pacific......................        53              47              52              47
Korea.............................        21              21              21              18
                                         ---             ---             ---             ---
          Total...................       100%            100%            100%            100%
                                         ===             ===             ===             ===

     North American revenues decreased 2% and 25% in the third quarter and first nine months of 2002, respectively, compared to the same periods of 2001. The North American sales region has been impacted by a shrinking market due to the continued migration of component manufacturing offshore. All market segments are exhibiting weakness except for small improvements in automotive. European revenues decreased 9% and 22% in the third quarter and first nine months of 2002, respectively, compared to the same periods of 2001. They have been impacted by the same factors affecting North America, with particular weakness in the communications market. Revenues in our Asia/Pacific sales region increased 27% and 11% in the third quarter and first nine months of 2002, respectively, compared to the same periods of 2001. The year over year increases in Asia/Pacific are due in part to the continued migration of electronics production into the region as well as strength in industrial and computing markets. Sales in our Korean region increased 14% both in the third quarter and first nine months of 2002, compared to the same periods of 2001. This increase was primarily due to strong demand from our largest customer, Samsung Electronics, particularly for products directed towards consumer and computing markets.

     Contract manufacturing revenues decreased 35.5% and 32.8% to $14.2 million and $38.6 million in the third quarter and first nine months of 2002 compared to $22.0 million and $57.4 million in the third quarter and first nine months of 2001. The decrease in contract manufacturing revenue resulted from diminishing demand from both National Semiconductor and Samsung Electronics.

GROSS PROFIT

     Gross profit was as follows for the three and nine months ended September 29, 2002 and September 30, 2001:

                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                             -------------------------------   -----------------------------
                             SEPTEMBER 29,    SEPTEMBER 30,    SEPTEMBER 29,   SEPTEMBER 30,
                                  2002             2001            2002            2001
                             --------------   --------------   -------------   -------------
                                                      (IN MILLIONS)
Trade gross profit.........  $87.0    25.1%   $57.4    18.9%   $257.5   25.3%  $256.0   25.0%
Contract manufacturing
  gross profit.............    3.1    21.8%     7.7    35.0%      8.6   22.3%    19.7   34.3%
                             -----            -----            ------          ------
          Total gross
            profit.........  $90.1    25.0%   $65.1    20.0%   $266.1   25.2%  $275.7   25.5%
                             =====            =====            ======          ======

     Excluding non-recurring charges in the first nine months of 2001 associated with an inventory charge as a result of the discontinuance of the digitizer product line in our Analog group ($2.5 million), total gross profit was $278.2 million (25.7%).

     The increase in gross profit for the third quarter of 2002 compared to the third quarter of 2001 is a result of increased revenues and better factory utilization as well as the effect of cost reductions undertaken. The decrease in gross profit for the first nine months of 2002 compared to the first nine months of 2001 is a result of lower gross profit from contract manufacturing due to reduced demand. Trade gross profit is up slightly on a year to date basis as cost reduction actions and increased factory utilization, particularly in the second and third quarters, have offset price erosion.

RESEARCH AND DEVELOPMENT

     R&D expenses were $20.0 million, or 5.8% of trade sales, in the third quarter of 2002, compared to $19.1 million, or 6.3% of trade sales, in the third quarter of 2001. The increase in the third quarter of 2002 reflects increased R&D spending focused on our interface and power analog products. On a year-to-date basis, R&D was $62.5 million, or 6.1% of trade sales, compared to $64.4 million, or 6.3% of trade sales for the comparable period of 2001. The decrease in the first nine months of 2002 as compared to the first nine months of 2001 was due to spending reductions in response to softer market conditions, offset by increased R&D as a result of a full nine months of R&D expenses in 2002 from our DPP acquisition.

SELLING, GENERAL AND ADMINISTRATIVE

     SG&A were $36.4 million, or 10.5% of trade sales, in the third quarter of 2002, compared to $35.8 million, or 11.8% of trade sales, in the third quarter of 2001. The increase in the third quarter of 2002 is a result of higher selling expenses on increased revenues offset by cost reductions. On a year-to-date basis, SG&A expenses were $108.5 million, or 10.6% of trade sales, compared to $120.1 million, or 11.7% of trade sales, for the comparable period of 2001. In the first nine months of 2002, we have offset incremental SG&A from our acquired businesses with spending reductions in response to softer market conditions.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES

     Amortization of acquisition-related intangibles was $9.5 million in the third quarter of 2002, compared to $14.1 million in the third quarter of 2001. The increase in the third quarter of 2002 is a result of higher selling expenses on increased revenue, offset by cost reductions. On a year-to-date basis, amortization of acquisition related intangibles was $28.3 million, compared to $38.7 million for the comparable period of 2001. The decreases in amortization are due to our adoption of SFAS No. 142 offset by an increase in amortization, particularly in the first nine months of 2002 as compared to the comparable period of 2001, due to a full nine months of amortization of intangibles acquired as part of DPP acquisition, our Impala acquisition in the latter part of 2001 and the acquisition of SPT in March of 2002.

INTEREST EXPENSE

     Interest expense was $21.1 million and $78.3 million in the third quarter and first nine months of 2002, respectively, compared to $25.8 million and $76.4 million in the comparable periods of 2001. The decrease in interest expense in the third quarter was principally the result of expense associated with the $200.0 million of 5% Convertible Senior Subordinated Notes we sold in the fourth quarter of 2001, offset by the redemption of $285.0 million of 10 1/8% senior subordinated notes that occurred on June 28, 2002. Year-to-date interest expense increased, impacted by additional expense on the $350.0 million of 10 1/2% Senior Subordinated Notes we sold in the first quarter of 2001.

INTEREST INCOME

     Interest income was $3.6 million and $9.2 million in the third quarter and first nine months of 2002, respectively, compared to $2.2 million and $12.7 million in the comparable periods of 2001. The increase in interest income in the third quarter of 2002 as compared to the third quarter of 2001 is primarily due to interest recognized on an income tax refund and higher average cash balances offset by lower rates of return on our short-term investments. The decrease in interest income for the first nine months of 2002 compared to the comparable periods of 2001 was due to lower rates of return.

OTHER EXPENSE, NET

     During the first nine months of 2002, we recorded other expense, net of $1.6 million. In the second quarter, $22.1 million was recorded for costs associated with the redemption of our 10 1/8% senior subordinated notes. These costs included $14.5 million for the call premium and other transaction fees and a $7.6 million non-cash write-off of deferred financing fees associated with the original bond offering. The year to date expense includes these costs offset by a gain of $20.5 million related to the sale of our military and space-related discrete power product line recorded in the first quarter of 2002.

INCOME TAXES

     Income tax provision (benefit) was $2.4 million and $(3.2) million for the third quarter and first nine months of 2002, respectively, compared to $(10.2) million and $(13.7) million for the third quarter and first nine months of 2001. The effective tax rate for the third quarter and first nine months of 2002 was 35.8% and 34.8%, respectively, compared to 34.8% and 34.9% for the third quarter and first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We have a borrowing capacity of $300.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At September 29, 2002, adjusted for outstanding letters of credit, we had $299.2 million available under this senior credit facility. At September 29, 2002, we had additional outstanding letters of credit and guarantees totaling $5.0 million that were issued on behalf of unaffiliated companies with which we currently have a strategic investment or relationship. These amounts outstanding do not impact available borrowings under the senior credit facility.

     Our senior credit facility, the indentures governing our 10 3/8% Senior Subordinated Notes, 10 1/2% Senior Subordinated Notes and 5.0% Convertible Senior Subordinated Notes and other debt instruments we may enter into in the future may impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility relating to financial ratios also include a minimum interest coverage ratio and a maximum senior leverage ratio. Provided there are no further outstanding balances under the senior credit facility, compliance with these ratios is not required until March 31, 2003. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We intend to invest approximately $125.0 to $135.0 million in 2002 on capital expenditures, including the $88.0 million we have spent through September 29, 2002. This capital primarily will be spent to expand capacity in support of in-sourcing of assembly and test capacity, including construction of our new facility in Suzhou, China, and our e-business initiatives. We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

     On May 30, 2002, the Company completed a follow-on public offering of 20,000,000 shares of its Class A Common Stock at a price to the public of $25.65 per share. On June 20, 2002, the underwriters of the offering executed their option to cover over-allotments and purchased a further 2,219,196 shares. The underwriting discount was $1.09 per share. The total of 22,219,196 shares included 16,219,196 newly issued shares sold by the Company and 6,000,000 shares sold by an existing stockholder. The Company did not receive any proceeds from shares sold by the existing stockholder. The net proceeds to the Company after the underwriting discount and other related expenses were approximately $397.7 million.

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

     As of September 29, 2002, our cash and cash equivalents balance was $632.4 million, an increase of $128.0 million from December 30, 2001, and an increase of $19.0 million from June 30, 2002.

     During the first nine months of 2002, our operations provided $74.6 million in cash compared to $116.9 million of cash in the first nine months of 2001. The decrease in cash provided by operating activities reflects a decrease in the first nine months of 2002 in net income adjusted for non-cash items of $18.7 million and a decrease in cash flows from changes in operating assets and liabilities of $23.6 million as compared to the first nine months of 2001. Cash used in investing activities during the first nine months of 2002 totaled $66.3 million, compared to $451.3 million in the first nine months of 2001. The decrease primarily results from a net cash inflow for acquisitions and divestitures of $23.9 million in the first nine months of 2002 versus a net cash outflow in the first nine months of 2001 for acquisitions and divestitures of $343.1 million. Cash provided by financing activities of $119.7 million for the first nine months of 2002 was primarily from proceeds from the follow on offering and issuance of common stock upon the exercise of options offset by the cash used to redeem the 10 1/8% senior subordinated notes. Cash provided by financing activities of $218.0 million in the first nine months of 2001 was due primarily to proceeds from the issuance of the 10 1/2% Senior Subordinated Notes, net of debt issuance costs, offset by cash used to repay the outstanding balance on our Senior Credit Facility.

     It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or "take or pay" arrangements for purchases of certain equipment and raw materials. At September 29, 2002, obligations under these arrangements were not material to our consolidated financial statements. The table below summarizes aggregate maturities of long-term debt and future minimum lease payments under noncancelable operating leases as of September 29, 2002.

                                                     REMAINDER    2-3     4-5     AFTER
CONTRACTUAL OBLIGATIONS                     TOTAL     OF 2002    YEARS   YEARS   5 YEARS
-----------------------                     ------   ---------   -----   -----   -------
                                                           (IN MILLIONS)
Long-Term Debt............................  $853.2     $0.0      $ 0.8   $ 0.7   $851.7
Operating Leases..........................    90.6      5.5       37.1    12.5     35.5
                                            ------     ----      -----   -----   ------
          Total...........................  $943.8     $5.5      $37.9   $13.2   $887.2
                                            ======     ====      =====   =====   ======

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL, EXCLUDING
SUBSIDIARIES

     Fairchild Semiconductor International, Inc. is a holding company, the principal asset of which is the stock of its wholly owned subsidiary, Fairchild Semiconductor Corporation. Fairchild Semiconductor International on a stand-alone basis had no cash flow from operations in the first nine months of 2002, nor in the first nine months of 2001. Fairchild Semiconductor International on a stand-alone basis has no cash requirements for the next twelve months.

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

POLICY ON BUSINESS OUTLOOK DISCLOSURE AND QUIET PERIODS

     It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter's results. The business outlook below is consistent with the outlook included in our October 17, 2002 press release announcing third quarter results. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at www.investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter's results are publicly announced, we observe a "quiet period," when the outlook is not updated to reflect management's current expectations. The quiet period for the fourth quarter of 2002 will be from December 14, 2002 to January 16, 2003, when we plan to release our fourth quarter and full year 2002 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filing with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company's financial results or expectations.

OUTLOOK

     We expect revenues in the fourth quarter of 2002 to be down 4-6% from the third quarter of 2002, as a result of a lower quarter-entering backlog. If our turns business (which consists of orders that are received and shipped during the same quarter) is stronger than anticipated, revenues could be as high as sequentially flat from the third quarter. We expect the pricing environment to remain very competitive and aggressive, especially on turns business. Due to additional depreciation from the start-up of our 6-inch wafer fab in Bucheon, Korea, we anticipate our gross margins to be down roughly 50 basis points in the fourth quarter of 2002, compared to the third quarter.

     For the fourth quarter of 2002, we expect our research and development and selling, general and administrative expenses (excluding amortization of intangibles) to be lower than the third quarter, resulting in operating income as a percentage of sales roughly flat with third quarter levels. We expect interest expense, net, to be approximately $18.5 million in the fourth quarter.

     For purposes of computing earnings before interest, taxes, depreciation and amortization (EBITDA), pro forma net income and net income per share, we expect that depreciation and amortization will be roughly

$37 million and amortization of acquisition-related intangibles to be approximately $9.5 million for the fourth quarter of 2002. Finally, we expect an outstanding diluted share count of approximately 118 million shares for the fourth quarter of 2002.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In April 2002 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statement No's. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections, effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We do not believe the impact of adopting SFAS No. 145 will have a material impact on our financial statements.

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

     DOWNTURNS IN THE HIGHLY CYCLICAL SEMICONDUCTOR INDUSTRY OR CHANGES IN END USER MARKET DEMANDS COULD REDUCE THE VALUE OF OUR BUSINESS.

     The semiconductor industry is highly cyclical, and the value of our business may decline during the "down" portion of these cycles. During 1998 and into 1999, we, as well as many others in our industry, experienced significant declines in the pricing of our products as customers reduced demand forecasts and manufacturers reduced prices to keep capacity utilization high. We believe these trends were due primarily to the Asian financial crisis during that period and excess personal computer inventories. Beginning in the fourth quarter of 2000 and throughout 2001, we and the rest of the semiconductor industry experienced backlog cancellations and reduced demand for our products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand for personal computers, cellular telephones and consumer electronics and automotive and industrial goods, and these end user markets may experience changes in demand that will adversely affect our prospects.

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

     WE DEPEND ON SUPPLIERS FOR TIMELY DELIVERIES OF RAW MATERIALS OF ACCEPTABLE QUALITY. PRODUCTION TIME AND PRODUCT COSTS COULD INCREASE IF WE WERE TO LOSE A PRIMARY SUPPLIER OR IF A PRIMARY SUPPLIER INCREASED THE

PRICES OF RAW MATERIALS. PRODUCT PERFORMANCE COULD BE AFFECTED AND QUALITY ISSUES COULD DEVELOP AS A RESULT OF A SIGNIFICANT DEGRADATION IN THE QUALITY OF RAW MATERIALS WE USE IN OUR PRODUCTS.

     Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain quality rigorous control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In addition, we subcontract a portion of our wafer fabrication and assembly and test operations to other manufacturers, including Amkor, NS Electronics (Bangkok) Ltd., Samsung Electronics, Korea Micro Industry, Enoch Semiconductor, SP Semiconductor Company Ltd. and ChipPAC, Inc. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

     MORE THAN HALF OF OUR SALES ARE MADE BY DISTRIBUTORS WHO CAN TERMINATE THEIR RELATIONSHIPS WITH US WITH LITTLE OR NO NOTICE. THE TERMINATION OF A DISTRIBUTOR COULD REDUCE SALES AND RESULT IN INVENTORY RETURNS.

     Distributors accounted for 61% of our net trade sales for the nine months ended September 29, 2002. Our five domestic distributors accounted for 5% of our net trade sales for the nine months ended September 29, 2002. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor's initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

     THE SEMICONDUCTOR BUSINESS IS VERY COMPETITIVE, ESPECIALLY IN THE MARKETS WE SERVE, AND INCREASED COMPETITION COULD REDUCE THE VALUE OF AN INVESTMENT IN OUR COMPANY.

     The semiconductor industry is, and the multi-market semiconductor product markets in particular are, highly competitive. Competitors offer equivalent or similar versions of many of our products and customers may switch from our products to competitors' products on the basis of price, delivery terms, product performance, quality, reliability and customer service or a combination of any of these factors. Competition is especially intense in the multi-market semiconductor segment because it is relatively easier for customers to switch suppliers of more standardized, multi-market products like ours, compared to suppliers of more highly integrated or customized semiconductor products such as processors or system-on-a-chip products, which we do not manufacture. Even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus are better able to pursue acquisition candidates and can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

     WE MAY FACE PRODUCT WARRANTY OR PRODUCT LIABILITY CLAIMS THAT ARE DISPROPORTIONATELY HIGHER THAN THE VALUE OF THE PRODUCTS INVOLVED.

     Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer would be sold for several dollars, whereas the personal computer would be sold by the computer maker for several hundred dollars. Although we maintain rigorous quality control systems, we manufacture and sell more than 16 billion units per year to customers around the world, and in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to published specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. Although we attempt, through our standard terms and conditions of sale and other customer contracts, to limit our liability for defective products to obligations to replace the defective goods or refund the purchase price, we nevertheless receive claims for other charges, such as for labor and other costs of replacing defective parts, lost profits and other damages. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer's business or goodwill. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result.

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

     WE ENTERED INTO A NUMBER OF SUPPLY AND SUPPORT CONTRACTS WITH SAMSUNG ELECTRONICS IN CONNECTION WITH OUR ACQUISITION OF ITS POWER DEVICE BUSINESS IN 1999, MOST OF WHICH HAVE NOW ENDED. ANY SIGNIFICANT DECREASE IN PURCHASES BY SAMSUNG ELECTRONICS COULD SUBSTANTIALLY REDUCE OUR FINANCIAL PERFORMANCE.

     As a result of the acquisition of Samsung Electronics' power device business in 1999, we entered into numerous arrangements with Samsung Electronics, including arrangements relating to product sales, designation as a vendor to affiliated Samsung companies and other services. Although most of these arrangements have expired, Samsung Electronics remains a significant customer, due in part to the historical relationship between the business we acquired and its former parents and affiliates. There can be no assurances that these relationships will continue at historical levels. Samsung Electronics (together with its affiliates) is our largest customer, accounting for more than 11% of total trade sales during the first nine months of 2002. Any material adverse change in the purchases of Samsung Electronics could have a material adverse effect on our results of operations. Although the power device business has historically generated significant revenues from the sale of products to affiliated Samsung companies, contractual arrangements with Samsung designed to maintain such revenues have expired and we cannot assure you that we will be able to sell products to affiliated Samsung companies or that the designation of the power device business as a vendor to those affiliated Samsung companies will generate any revenues for our company.

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

     We are building the first phase of an 800,000 square foot assembly and test facility in Suzhou, China, and expect to begin production there in 2003. Although we expect a significant portion of our production from this new facility will be exported out of China, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. In addition, since 2000 we have operated an optoelectronics manufacturing facility in Wuxi, China. Our ability to operate in China may be adversely affected by changes in that country's laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

     On September 29, 2002, affiliates of Citigroup Inc., and our directors and executive officers together owned approximately 19.5% of the outstanding shares of our Class A Common Stock (including shares underlying vested option held by our directors and executive officers). By virtue of such stock ownership, such persons have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of directors and the amendment of our corporate charter and bylaws. Such persons may exercise their influence over us in a manner detriment to the interests of other stockholders or our bondholders.

     WE ARE A LEVERAGED COMPANY WITH A DEBT TO EQUITY RATIO OF APPROXIMATELY 0.7 TO 1, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO GROW AND COMPETE.

     At September 29, 2002, we had total long-term debt of $853.2 million and a ratio of debt to equity of approximately 0.7 to 1.

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

     We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation's outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the indentures governing Fairchild Semiconductor Corporation's outstanding 10 3/8% Senior Subordinated Notes, its outstanding 10 1/2% Senior Subordinated Notes and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $300.0 million. As of September 29, 2002 we had $299.2 million available under this revolving credit facility. If new debt is added to our subsidiaries' current debt levels, the substantial risks described above would intensify.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Under new Securities and Exchange Commission (SEC) regulations implementing portions of the Sarbanes-Oxley Act of 2002, our chief executive officer and our chief financial officer are required to certify in this quarterly report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that material information relating to our company is made known to them. Our CEO and CFO are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report, and that they have presented in this report their conclusions about the effectiveness of the disclosure controls and procedures as a result of the evaluation. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, providing them with material information relating to the company as required to be disclosed in the reports we file with the SEC on a timely basis.

     (b) Changes in internal controls. There were no significant changes in the company's internal controls or in other factors that could significantly affect the company's disclosure controls and procedures subsequent to the date of the CEO and CFO's evaluation discussed in paragraph (a) above, nor were there any significant deficiencies or material weaknesses in the company's internal controls.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time we are involved in actual or threatened legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending or threatened that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 10.1     Amendment No. 3 dated as of September 18, 2002, superceding
          Amendment No. 2 dated as of August 3, 2001 and Amendment No.
          1 dated as of May 29, 2001, to the Credit Agreement, dated as of June 6, 2000, among Fairchild Semiconductor
          Corporation, Fairchild Semiconductor International, Inc.,
          Credit Suisse First Boston, Fleet National Bank, ABN Amro
          Bank NV and certain other lenders.
 99.1     Certification, pursuant to 18 U.S.C. 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kirk P. Pond
 99.2     Certification, pursuant to 18 U.S.C. 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joseph R. Martin.

     (b) Reports on Form 8-K

On July 24, 2002, we filed a current report on Form 8-K relating to financial information for the three and six months ended June 30, 2002 and forward-looking statements relating to the third quarter of 2002 as announced in a press release issued July 23, 2002. The press release is incorporated in, and filed as an exhibit to, the current report.

     On August 13, 2002, we filed a current report on Form 8-K relating to the August 12, 2002 submission of sworn statements by Kirk P. Pond, Chairman, President and Chief Executive Officer, and Joseph R. Martin, Executive Vice President and Chief Financial Officer, pursuant to Securities and Exchange Commission Order No. 4-460. Copies of the sworn statements were filed as exhibits to the current report.

     On September 6, 2002, we filed a current report on Form 8-K relating to the update of our forward-looking guidance for the third quarter of 2002, as announced in a press release dated September 3, 2002. The press release is incorporated in, and filed as an exhibit to, the current report.

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

                                          Fairchild Semiconductor International,
                                          Inc.

                                          By:      /s/ DAVID A. HENRY
                                            ------------------------------------
                                                       David A. Henry
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

Date: November 13, 2002

         ANNUAL AND QUARTERLY CERTIFICATIONS PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Kirk P. Pond, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fairchild Semiconductor International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:       /s/ KIRK P. POND
                                            ------------------------------------
                                                        Kirk P. Pond
                                               Chairman, President and Chief
                                                      Executive Officer

Date: November 13, 2002

         ANNUAL AND QUARTERLY CERTIFICATIONS PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Joseph R. Martin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fairchild Semiconductor International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ JOSEPH R. MARTIN
                                            ------------------------------------
                                                      Joseph R. Martin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 13, 2002