Form 10-K
period 2002-12-31
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2003-03-21
CIK 1036960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 29, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15181

Fairchild Semiconductor International, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3363001 (I.R.S. Employer Identification No.)
82 Running Hill Road, South Portland, ME (Address of principal executive offices)	04106 (Zip Code)

Registrant’s telephone number, including area code:

(207) 775-8100

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 2003 was $1,002,407,228.

      The number of shares outstanding of the Registrant’s Class A and Class B Common Stock as of March 12, 2003 was 117,303,344 and -0- respectively.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2003 are incorporated by reference into Part III.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Consolidated Financial Statements and Supplementary Data
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEETS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATING BALANCE SHEETS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Holders and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX
Ex-10.12 Executive Stock Option Agreement
Ex-10.18 Non-Qualified Stock Option Agreement
Ex-10.21 Fairchild Semiconductor Stock Plan
Ex-10.23 Amendment to Employment Agreement
Ex-10.25 Amendment to Employement Agreement
Ex-10.27 Amendment to Employment Agreement
Ex-10.29 Promissory Note
Ex-10.30 Letter Agreement, John M. Watkins, Jr.
Ex-10.31 Letter Agreement, Hans Wildenberg
Ex-21.01 Subsidiaries
Ex-23.01 Consent of KPMG LLP
Ex-99.01 Kirk P. Pond Certification
Ex-99.02 Joseph R. Martin Certification
Ex-99.03 Code of Ethics

PART I

Item 1.     Business

      Except as otherwise indicated in this Annual Report on Form 10-K, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

      The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 consist of 52 weeks, 52 weeks, and 53 weeks, respectively.

General

      We are one of the largest independent semiconductor companies focused solely on developing, manufacturing and selling high performance semiconductors critical to multiple end markets. We are a global company that designs, develops and markets analog, interface, discrete, standard logic, non-volatile memory and optoelectronic semiconductors. Within our broad product portfolio, we focus on providing power discrete and analog products for power management applications and interface products for system and circuit board interconnect applications. Over two-thirds of our trade sales in 2002 were from power discrete and analog products used directly in power applications such as voltage conversion, power regulation, power distribution, and power and battery management. We believe that we are the world’s leading supplier of combined power analog and power discrete products. Our products are used as building block components in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; portable digital consumer cameras, displays, audio/ video devices, household appliances; and automotive ignition applications. Because of their basic functionality, our products provide customers with greater design flexibility than more highly integrated products and help to improve the performance of more complex devices or systems. Given these characteristics, our products have a wide range of applications. Our products are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets.

      With a history dating back more than 40 years, the original Fairchild was one of the founders of the semiconductor industry. Established in 1959 as a provider of memory and logic semiconductors, the Fairchild Semiconductor business was acquired by Schlumberger Limited in 1979 and by National Semiconductor Corporation in 1987. In March 1997, as part of its recapitalization, much of the Fairchild Semiconductor business was sold to a new, independent company — Fairchild Semiconductor Corporation.

Products and Technology

      Our products are used in consumer, communications, computer, industrial and automotive applications. Our products are organized into the following three principal product groups that are reportable segments: (1) Analog and Mixed Signal Products (which we sometimes refer to as “Analog”), (2) Discrete Products (which we sometimes refer to as “Discrete”) and (3) Logic and Memory Products (which we sometimes refer to as “Logic and Memory”). Our optoelectronics business does not meet the requirements of a reportable segment under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), and is included in the “other” products category.

     Analog and Mixed Signal Products

      We design, manufacture and market high-performance analog and mixed signal integrated circuits for computing, consumer, communications, industrial and automotive applications. These products are manufactured using leading-edge Bipolar, CMOS, BiCMOS and BCDMOS technologies. Analog and mixed signal products represent a significant long-term growth area of the semiconductor industry.

      We offer over 2,800 different analog and mixed signal device products in a fast growing number of proprietary part types. The development of proprietary parts is largely driven by evolving end-system requirements and needs for higher integration, which in turn are driven by trends toward smaller components having higher performance levels. Major competitors include Analog Devices, Linear Technology, Maxim, Intersil Corporation, National Semiconductor, ST Microelectronics, ON Semiconductor and Texas Instruments.

      Analog products monitor, interpret and control continuously variable functions such as light, color, sound and energy. Frequently, they form the interface with the digital world. We provide a wide range of analog products that perform such tasks as power conversion, interface, temperature sensing, system management, battery charging and motor control. Our power switch products, also called FPS for Fairchild Power Switch, are a series of proprietary, multi-chip or monolithic devices with integrated MOSFETs (Metal Oxide Semiconductor Field Effect Transistors), which provide complete off-line (AC-DC) power converter designs for use in power supplies and battery chargers. Analog voltage regulator circuits are used to provide constant voltages as well as to step up or step down voltage levels on a circuit board. These products are used in a variety of computing, communications, industrial and consumer applications.

      Interface products generally connect signals from one part of a system to another part of a system. Typical interface applications include backplane driving, bus driving, clock driving and ‘box-to-box’ or system-to-system interconnects. These applications all require high speed, high current drive and low noise attributes. These types of products are mixed signal in nature and require a high level of analog wave shaping techniques on the output structures. We believe we have developed some unique competencies and patented circuit techniques along with a broad range of process technologies, which we expect to facilitate our expansion into the interface market.

      The interface market is divided into two categories: “building block interface” and “standards-specific interface products.” Current building block products include our FST, GTL and Low Voltage Differential Swing (LVDS) input/ output (I/O) products. Standards-specific products are normally based on industry standards, which are developed by consortiums of hardware suppliers, software suppliers, end segment customers and industry experts. We are an active participant on many committees where industry standards are developed, and have product offerings in printer interface, dual inline memory module drivers and Universal Serial Bus applications. We have recently entered the Switch Fabric Interface (SFI) I/ O market with physical layer products targeted at server and switch backplane interface applications.

      In addition to power analog and interface circuits, we offer signal path products like operational amplifiers and comparators, data conversion products, video encoders/decoders, video filters and micro-controller based system management integrated circuits.

      We believe our analog and mixed signal product portfolio is further enhanced by a broad offering of packaging solutions that we have developed. These solutions include surface mount, tiny packages and leadless carriers.

     Discrete Products

      We design, manufacture and market power and small signal discrete semiconductors for computing, automotive, communications, industrial and automotive applications. Discrete devices are individual diodes or transistors that perform power switching, power conditioning and signal amplification functions in electronic circuits. More than 85% of Fairchild’s discrete products are power discretes, which handle greater than one watt of power and are used extensively in power applications. Driving the long-term growth of discretes is the increasing need to power the latest electronic equipment as well as needs to conserve power. We manufacture discrete products using DMOS and Bipolar technologies. Major competitors include International Rectifier, Philips, Infineon, ON Semiconductor and Siliconix/ Vishay.

      Power MOSFETs. Power MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. We are the world’s No. 2 supplier of discrete power MOSFETs, according to the Gartner Group. These products are used in a variety of high-growth applications including computers, communications, automotive and industrial supplies, which require low-voltage solutions. We produce advanced MOSFETs under our PowerTrench®, UltraFET® and QFET™ brands. MOSFETs enable computers, automobiles, handsets, power supplies and other products to operate under harsh conditions while providing efficient operation.

      Isolated-Gate Bipolar Transistors. IGBTs are high-voltage power discrete devices. They are used in switching applications for motor control, power supplies, and automotive ignition systems. We are a leading supplier of IGBTs. We feature the SMPS IGBT for power supplies offering fast, cost-effective operation. We also manufacture modules for home appliances such as air conditioners and refrigerators — an application that is growing with the worldwide need to conserve power.

      Rectifiers. Rectifier products work with IGBTs and MOSFETs in many applications to provide signal conditioning. Our premier product is the Stealth™ rectifier, providing industry leading performance and efficiencies in power supply and motor applications.

     Logic and Memory Products

      We design, develop, manufacture and market high-performance standard logic devices utilizing three wafer fabrication processes: CMOS, BiCMOS and Bipolar. Within each of these production processes, we manufacture products that possess advanced performance characteristics, as well as mature products that provide high performance at low cost to customers. Logic products perform a variety of functions in a system mostly in the interface between larger application-specific integrated circuits, microprocessors, memory components or connectors. Products are typically categorized into mature segments and advanced logic segments. Mature products are generally more than five years old, while advanced products tend to be newer. Since market adoption rates of new standard logic families have historically spanned several years, we continue to generate significant revenues from our mature products. Customers are typically slow to move from an older product to a newer one. Further, for any given product, standard logic customers use several different generations of logic products in their designs. As a result, typical life cycles for logic families are often between 20 and 25 years.

      Investments in mature products tend to focus on cost reductions and manufacturing improvements. Our investments in new products are in the advanced logic area and focuses on power minimization, low voltage and packaging innovations. Some of the targeted products are TinyLogic® and low voltage products. Many of these investments have established our logic devices as key components for the personal computer and portable markets, including cell phones, PDAs and similar battery-based products. Major competitors include Texas Instruments, Toshiba and Philips.

      We design, manufacture and market non-volatile memory integrated circuits, which are storage devices that retain data after power to the device has been shut off. We offer an extensive portfolio of high performance serial EEPROMs, which are electrically erasable programmable read-only memories. These non-volatile memory devices are used in computing, communications, consumer, automotive and industrial applications. EEPROMs are used primarily to store changing information in consumer products and automotive applications such as cellular handsets, microwave ovens, televisions and automotive controls. Major competitors include ST Microelectronics, Advanced Micro Devices, Atmel and Microchip Technology.

     Other Products

          Optoelectronic Products

      Optoelectronics covers a wide range of semiconductor devices that emit, sense and display both visible and infrared light. Of the six segments of the optoelectronics market, we participate in four: optocouplers, infrared devices, LED lamps and displays. Our focus in optoelectronics is aligned with our analog business. We address the same applications and can combine functions in an optimal way to provide real system solutions.

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

      LED Lamps and Displays. These devices are replacing general illumination applications currently served by incandescent and fluorescent lighting products. The main advantages are power savings and longer life. This product line includes stick and frame displays, which are used in a broad range of consumer electronics products as well as T-1 and T-1  3/4 lamps that are used in consumer applications and in the industrial, instrument and signage industries.

Sales, Marketing and Distribution

      For the year ended December 29, 2002, we derived approximately 60.8%, 34.0% and 5.2% of our net trade sales from distributors, original equipment manufacturers and electronic manufacturing services customers, respectively, through our regional sales organizations. We operate regional sales organizations in Europe, with offices in Wootton-Bassett, England; the Americas, with offices in Chicago; the Asia/ Pacific region, with offices in Hong Kong; the Japan region, with offices in Tokyo; and the Korea region, with offices in Bucheon, South Korea. A discussion of revenue by geographic region for each of the last three years can be found in Item 8, Note 15 of this report. Each of the regional sales organizations is supported by logistics organizations, which manage independently operated free-on-board warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through independently operated warehouses in Hong Kong, the United States and the United Kingdom.

      We have dedicated direct sales organizations operating in Europe, the Americas, the Asia/ Pacific region, Japan and Korea that serve our major original equipment manufacturer and electronic manufacturing services customers. We also have a large network of distributors and independent manufacturer’s representatives to distribute and sell our products around the world. We believe that maintaining a small, highly focused, direct sales force selling products for each of our businesses, combined with an extensive network of distributors and manufacturer’s representatives, is the most efficient way to serve our multi-market customer base. Fairchild also maintains a dedicated marketing organization, which consists of marketing organizations in each product group, including tactical and strategic marketing and applications, as well as marketing personnel located in each of the sales regions.

      Typically, distributors handle a wide variety of products, including products that compete with our products, and fill orders for many customers. Some of our sales to distributors, primarily in North America, are made under agreements allowing for market price fluctuations and the right of return on unsold merchandise, subject to time and volume limitations. The majority of these distribution agreements contain a standard stock rotation provision allowing for minimum levels of inventory returns. In our experience, these inventory returns can usually be resold, although often at a discount. Manufacturer’s representatives generally do not offer products that compete directly with our products, but may carry complementary items manufactured by others. Manufacturer’s representatives, who are compensated on a commission basis, do not maintain a product inventory; instead, their customers place large quantity orders directly with us and are referred to distributors for smaller orders.

Research and Development

      Our expenditures for research and development (“R&D”) for 2002, 2001 and 2000 were $82.2 million, $83.0 million and $83.9 million, respectively. These expenditures represented 6.0%, 6.2% and 5.0% of trade sales for 2002, 2001 and 2000, respectively. Manufacturing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology. Our R&D efforts are focused in part on new and innovative packaging solutions that make use of new assembly methods and new high performance packaging materials, which enhance the overall performance and value of both our new and existing products for our customers. We are also using our R&D resources to apply new materials to some of our existing high-performance packages in an effort to reduce manufacturing costs and simplify manufacturing flows, including the use of Lead-free and Halogen-free materials.

      Each of our product groups maintains independent product research and development organizations, which work closely with our corporate-level process, package and modeling simulation development groups. These groups are located across the globe in our factories and research centers. We work closely with our major customers in many research and development situations in order to increase the likelihood that our products will be designed directly into customers’ products and achieve rapid and lasting market acceptance.

Manufacturing

      We operate 11 manufacturing facilities, five of which are front-end wafer fabrication plants in the United States, South Korea and Singapore, and six of which are back-end assembly and test facilities in the United States and Asia. A discussion of property, plant and equipment by geographic region for each of the last three years can be found in Item 8, Note 15 of this report. In June of 2002, we began construction of an assembly and test facility in Suzhou, China. This facility is scheduled to begin production during the second quarter of 2003. In January of 2003, we announced the closing of our 6-inch Fab in Mountaintop, Pennsylvania. All closure activity is anticipated to be completed by the end of 2003.

      Our products are manufactured and designed using a broad range of manufacturing processes and proprietary design methods. We use all of the prevalent function-oriented process technologies for wafer fabrication, including CMOS, Bipolar, BiCMOS, DMOS and non-volatile memory technologies. We use primarily through-hole and mature and advanced surface mount technologies in our assembly and test operations, in lead counts from 2 to 792 leads.

      The table below provides information about our manufacturing facilities, products and technologies.

Manufacturing Facilities

Location	Products	Technologies

Front-End Facilities:
Mountaintop, Pennsylvania	Discrete Power Semiconductors MOSFET/ IGBT/ Rectifiers	6 inch fab — 3.0 micron 8 inch fab — 0.8 micron
South Portland, Maine	Bipolar, CMOS and BiCMOS Standard Linear products Op Amps, Ground Fault Interruptors Opto products	4-inch fab — 5.0/3.0 micron 6-inch fab — 3.0/0.5 micron CMOS and BiCMOS MEMS
West Jordan, Utah	Discrete Power Semiconductors	6-inch fab — 1.0/0.65 micron 2.0 micron DMOS
Bucheon, South Korea	Discrete Power Semiconductors, standard analog integrated circuits	4-inch fab — 5.0/4.0 micron Bipolar 5-inch fab — 2.0/0.8 micron Bipolar and DMOS 6-inch fab — 2.0/0.8 micron DMOS
Singapore	Optocoupler/infrared	Infrared die fab

Location	Products	Technologies

Back-End Facilities:
Penang, Malaysia	Bipolar, CMOS and BiCMOS interface and logic products	MDIP, SOIC, EIAJ, TSSOP, SSOP, SC-70
Cebu, the Philippines	Power and small signal discrete	TO92, SOT-23, Super SOT, SOT-223, TO220, TO263, DPAK, SC-70, BGA, FLMP
Kuala Lumpur, Malaysia	Optocouplers	SOIC, MFP
Wuxi, China	Infrared/ LED Lamps and Displays	T-1, T-1 3/4, SMD, Custom
Loveland, Colorado	Operational Amplifiers	Hybrid
Colorado Springs, Colorado	ADCs, DACs	TSSOP, TQFP, SOIC, SSOP, PLCC

      We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Chartered Semiconductor, Torex Semiconductor, Taiwan Semiconductor Manufacturing Company, Central Semiconductor Manufacturing Corporation, UMC, Maxim, and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, AUK, Enoch, Wooseok, SPS, NS Electronics (Bangkok) Ltd., Samsung Electronics and ChipPAC. The power device business also subcontracts some other manufacturing services from Samsung Electronics.

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

Backlog

      Backlog at December 29, 2002 was approximately $314 million, up from approximately $310 million at December 30, 2001. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. In periods of depressed demand, customers tend to rely on shorter lead times available from suppliers, including us. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow orders to be canceled or deliveries delayed by customers without penalty. Accordingly, our backlog at any time should not be used as an indication of future revenues.

Seasonality

      Generally, we are affected by the seasonal trends of the semiconductor and related electronics industries. Typically, revenues are higher in the second and fourth quarters, lower in the first quarter due to holidays around the world, and lower in the third quarter due to the historically slow summer months. Throughout most of 2000, however, typical seasonality was offset by the effects of the recovery of the overall semiconductor market, as we recorded sequential revenue increases in each quarter. At the end of 2000 and continuing throughout 2002, we saw atypical quarterly revenue trends as a result of the weakened economic conditions within the semiconductor industry and technology sector.

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

      We compete in different product lines to various degrees on the basis of price, technical performance, product features, product system compatibility, customized design, availability, quality and sales and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields and product availability, capacity availability, customer service, pricing, industry trends and general economic trends.

Trademarks and Patents

      Our corporate policy is to protect proprietary products by obtaining patents for such products when practicable. Under a technology licensing and transfer agreement with National Semiconductor, entered into in connection with the recapitalization of the Fairchild Semiconductor business in 1997, we acquired approximately 150 U.S. patents and obtained perpetual, royalty-free, non-exclusive licenses on approximately 250 of National Semiconductor’s patents. We acquired over 60 patents as part of our acquisition of the Raytheon semiconductor business, as well as licensing rights (similar to those granted to Fairchild by National Semiconductor), for other semiconductor-related intellectual property of Raytheon not directly related to its semiconductor business. Similarly, in our acquisition of the power device business, we acquired from Samsung Electronics a significant number of licenses and patents, including approximately 76 U.S. patents and over 1,000 Korean patents. We also received all relevant trademarks. From the acquisitions of QT Optoelectronics, Inc. (“QTO”), KOTA Microcircuits, Inc. (“KOTA”) and Micro Linear and I-Cube, Inc. (“I-Cube”), we added in excess of 80 U.S. and five foreign patents and patent applications to our intellectual property portfolio. From the acquisition of the discrete power products (“DPP”) business from Intersil, we obtained over 500 patents or patent applications worldwide.

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

      Our facilities in South Portland, Maine, and, to a lesser extent, West Jordan, Utah, have ongoing remediation projects to respond to releases of hazardous materials that occurred prior to our separation from National Semiconductor. National Semiconductor has agreed to indemnify Fairchild for the cost of these projects, subject to limitations. Based on the historical costs of these projects, we do not believe that future remediation costs will be material, even without the indemnification from National Semiconductor.

      Our facility in Mountaintop, Pennsylvania has an ongoing remediation project to respond to releases of hazardous materials that occurred prior to our acquisition of the DPP business. Intersil has agreed to indemnify us for specific environmental issues.

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

      We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were immaterial for 2002, 2001 and 2000. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

Employees

      Our worldwide workforce consisted of 9,722 full and part-time employees as of December 29, 2002. Of the total number of employees, 8,161 were engaged in manufacturing, 553 were engaged in marketing and sales, 674 were engaged in corporate and product line administration and 334 were engaged in research and development. We believe that our relations with our employees are satisfactory.

      At December 29, 2002, 279 of our employees were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/ International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends May 31, 2007 and provides for guaranteed wage and benefit levels as well as employment security for union members. A strike or work stoppage could impact our ability to operate if we were unable to negotiate a new agreement with our represented employees when the existing agreement expires. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.

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

Executive Officers

      The following table provides information about the executive officers of our company.

Name	Age	Title

Kirk P. Pond	58	Chairman of the Board of Directors, President and Chief Executive Officer
Joseph R. Martin	55	Vice Chairman of the Board of Directors, Executive Vice President and Chief Financial Officer
Daniel E. Boxer	57	Executive Vice President and Chief Administrative Officer, General Counsel and Secretary
Hans Wildenberg	46	Executive Vice President, Worldwide Sales and Marketing
Izak Bencuya	48	Senior Vice President and General Manager, Discrete Products Group
Hubertus R. Engelbrechten	47	Vice President and General Manager, Integrated Circuits Group

Name	Age	Title

Laurenz Schmidt	53	Senior Vice President, Global Operations
Ernesto J. D’Escoubet	58	Senior Vice President, Chief Technology and Quality Officer
Deok J. Kim	51	Senior Vice President and General Manager, Power Device Business, President, Fairchild Korea Semiconductor Ltd.
John M. Watkins, Jr.	60	Senior Vice President, Chief Information Officer
David A. Henry	41	Vice President of Finance, Worldwide Operations
Matthew W. Towse	40	Vice President, Treasurer
Robin A. Sawyer	35	Vice President, Corporate Controller

      Kirk P. Pond, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Pond has been the President of Fairchild Semiconductor since June 1996. He has over 30 years of experience in the semiconductor industry. Since 1987, Mr. Pond had held several executive positions with National Semiconductor, most recently Executive Vice President and Chief Operating Officer. Prior executive management positions were with Fairchild Semiconductor Corporation, Texas Instruments and Timex Corporation.

      Joseph R. Martin, Vice Chairman of the Board of Directors, Executive Vice President and Chief Financial Officer. Mr. Martin has been the Executive Vice President and Chief Financial Officer of Fairchild Semiconductor since June 1996. He has 24 years of experience in the semiconductor industry. Mr. Martin had held several senior financial positions with National Semiconductor since 1989, most recently as Vice President of Finance, Worldwide Operations. Prior to joining National Semiconductor, Mr. Martin was Senior Vice President and Chief Financial Officer of VTC Incorporated.

      Daniel E. Boxer, Executive Vice President and Chief Administrative Officer, General Counsel and Secretary. Mr. Boxer joined our company in March 1997. He has practiced law for 33 years and since 1975 had been a partner at the law firm of Pierce Atwood, Portland, Maine. His practice at Pierce Atwood included advising many large manufacturing companies, including our company, on business, governmental, legal compliance and environmental issues. He was most recently a senior partner and Chairman of the firm’s Management Committee.

      Hans Wildenberg, Executive Vice President, Worldwide Sales and Marketing. Mr. Wildenberg joined our company in July 2001. He has over 20 years of semiconductor industry experience. Prior to joining our company he had been with Motorola for sixteen years in various executive and management positions in Motorola’s Semiconductor Product Sector, most recently as Corporate Vice President and Director of the order fulfillment organization.

      Izak Bencuya, Senior Vice President and General Manager, Discrete Products Group. Mr. Bencuya has been Senior Vice President and General Manager, Discrete Products Group since February 2000. Mr. Bencuya has worked in the semiconductor and electronics field for 27 years. Prior to his current assignment, Mr. Bencuya spent six years as Director of Power MOSFET Products. Mr. Bencuya also worked at GTE Laboratories and Siliconix in various research and management roles.

      Hubertus R. Engelbrechten, Vice President and General Manager, Integrated Circuits Group. Mr. Engelbrechten has been Vice President, Integrated Circuits Group since November 2002. He has over 23 years of experience in the semiconductor industry. Mr. Engelbrechten joined Fairchild from Raytheon Semiconductor in 1998 as Director of Marketing, Analog Mixed Signal Group. Prior to assuming his current role, he also held positions as Vice President of Marketing, Analog Mixed Signal Group and Vice President of Marketing, Integrated Circuits Group. Mr. Engelbrechten has held various management positions at National Semiconductor, Degussa AG and Siemens AG.

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

      Ernesto J. D’Escoubet, Senior Vice President, Chief Technology and Quality Officer. Mr. D’Escoubet has been Senior Vice President, Technology and Quality, since February 2000. Mr. D’Escoubet has over 30 years of experience in the semiconductor industry. Prior to assuming his current role, Mr. D’Escoubet spent eight years as Vice President of Operations for the Interface and Logic Products Group. Prior to that, he held various management positions at National Semiconductor and Harris Corporation.

      Deok J. Kim, Senior Vice President, President, Fairchild Korea Semiconductor Ltd. Mr. Kim became Senior Vice President, President of Fairchild Korea Semiconductor Ltd. when we acquired the power device business from Samsung Electronics in April 1999. He has over 27 years of experience in the semiconductor industry. Mr. Kim joined Samsung Electronics’ power device business in 1990 as director of power product development and later became managing director and vice president and general manager of the power device business prior to its acquisition by Fairchild International. Before joining Samsung Electronics, Mr. Kim held engineering and development positions with Goldstar Semiconductor, AMI and General Electric.

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

      David A. Henry, Vice President of Finance, Worldwide Operations. Mr. Henry was appointed to this position in November 2002. Prior to assuming this role, Mr. Henry served for six years as our company’s Vice President, Corporate Controller. Prior to that, he held various financial management positions with National Semiconductor Corporation, most recently as Director of Financial Planning and Analysis for its Fairchild Semiconductor business.

      Matthew W. Towse, Vice President, Treasurer. Mr. Towse became Treasurer in March 1997. He had been with National Semiconductor for six years and held various financial management positions, most recently as Controller for the Fairchild Semiconductor plant in South Portland, Maine. Mr. Towse previously worked for Ernst & Young and is a Certified Public Accountant.

      Robin A. Sawyer, Vice President, Corporate Controller. Ms. Sawyer became Corporate Controller in November 2002. She joined our company in 2000 as Manager of Financial Planning and Analysis. Prior to joining our company, Ms. Sawyer was employed by Cornerstone Brands, Inc. from 1998 to 2000 as Director of Financial Planning and Reporting. Prior to that Ms. Sawyer worked at Baker, Newman and Noyes, LLC and its predecessor firm, Ernst & Young and is a Certified Public Accountant.

Available Information

      We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are also available to the public at the web site maintained by the SEC, http://www.sec.gov.

      We make available, free of charge, through our investor relations web site, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The address for our investor relations web site is http://investor.fairchildsemi.com (click on “SEC filings”).

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

      The semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. Beginning in the fourth quarter of 2000 and continuing through most of 2001, we and the rest of the semiconductor industry experienced backlog cancellations and reduced demand for our products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. Although we believe the trough of this most recent cycle occurred in the third quarter of 2001, the semiconductor industry has yet to begin a significant recovery. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. For example, in 2002, we sold approximately 7% more units than in 2001, yet our revenues were essentially unchanged. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand for personal computers, cellular telephones and consumer electronics and automotive and industrial goods, and these end user markets may experience changes in demand that will adversely affect our prospects.

      We may not be able to develop new products to satisfy changes in consumer demands.

      Our failure to develop new technologies, or react to changes in existing technologies, could materially delay development of new products, which could result in decreased revenues and a loss of market share to our competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. We may not successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive. Many of our competitors are larger, older and well established international companies with greater engineering and research and development resources than us. A fundamental shift in technologies in our product markets that we fail to identify or capitalize on relative to our competitors could have a material adverse effect on our competitive position within our industry.

      Our failure to protect our intellectual property rights could adversely affect our future performance and growth.

      Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on or using their intellectual property rights. We rely on patent, trade secret, trademark and copyright law to protect such technologies. Some of our technologies are not covered by any patent or patent application, and we cannot assure you that:

•	the patents owned by us or numerous other patents which third parties license to us will not be invalidated, circumvented, challenged or licensed to other companies;

•	any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all.

      In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in some countries.

      We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of such research. Some of our technologies have been licensed on a non-exclusive basis from National Semiconductor, Samsung Electronics and other companies which may license such technologies to others, including our competitors. In addition, under a technology licensing and transfer agreement, National Semiconductor has limited royalty-free, worldwide license rights (without right to sublicense) to some of our technologies. If necessary or desirable, we may seek licenses under patents or intellectual property rights claimed by others. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for technologies we use could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technologies.

      Our failure to obtain or maintain the right to use some technologies may negatively affect our financial results.

      Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of intellectual property infringement and litigation regarding patent and other intellectual property rights. These claims relate both to products and manufacturing processes. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, we cannot assure you that we will be successful, or that others will agree that our products are non-infringing. We receive direct and indirect claims of intellectual property infringement (including offers to sell us licenses), have been involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. Our involvement in existing and future intellectual property litigation, or the costs of avoiding litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

•	pay substantial damages;

•	indemnify our customers for damages they might suffer if the products they purchase from us violate the intellectual property rights of others;

•	stop our manufacture, use, sale or importation of infringing products;

•	expend significant resources to develop or acquire non-infringing technologies;

•	discontinue manufacturing processes; or

•	obtain licenses to the intellectual property we are found to have infringed.

      We cannot assure you that we would be successful in such development or acquisition or that such licenses would be available under reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources.

      We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business.

      We have made nine acquisitions of various sizes since we became an independent company in 1997, and we plan to pursue additional acquisitions of related businesses. We believe the semiconductor industry is going through a period of consolidation, and we expect to participate in this development. The costs of acquiring and integrating related businesses, or our failure to integrate them successfully into our existing businesses, could result in our company incurring unanticipated expenses and losses. In addition, we may not be able to identify or finance additional acquisitions or realize any anticipated benefits from acquisitions we do complete.

      We are constantly pursuing acquisition opportunities and consolidation possibilities and are in various stages of due diligence or preliminary discussions with respect to a number of potential transactions, some of which would be significant. No material potential transactions are subject to a letter of intent or otherwise so far advanced as to make the transaction reasonably certain.

      If we acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with acquisitions include:

•	unexpected losses of key employees, customers or suppliers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	negotiating with labor unions; and

•	increasing the scope, geographic diversity and complexity of our operations.

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

      Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In addition, we subcontract a portion of our wafer fabrication and assembly and test operations to other manufacturers, including Amkor, AUK, Enoch, Wooseok, SPS, NS Electronics (Bangkok) Ltd., Samsung Electronics, and ChipPAC. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

      Delays in beginning production at new facilities, expanding capacity at existing facilities, implementing new production techniques, or in curing problems associated with technical equipment malfunctions, all could adversely affect our manufacturing efficiencies.

      Our manufacturing efficiency is an important factor in our profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. In the second quarter of 2003, we expect to begin production at a new assembly and test facility in Suzhou, China. We will be transferring production from subcontractors to this new facility. In addition, we are currently engaged in an effort to expand capacity at some of our manufacturing facilities. As is common in the semiconductor industry, we have from time to time experienced difficulty in beginning production at new facilities or in completing transitions to new manufacturing processes at existing facilities. As a consequence, we have suffered delays in product deliveries or reduced yields.

      We may experience delays or problems in bringing the new Suzhou factory or other new manufacturing capacity to full production. Such delays, as well as possible problems in achieving acceptable yields, or product delivery delays relating to existing or planned new capacity could result from, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

      More than half of our sales are made by distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.

      Distributors accounted for 61% of our net trade sales for the year ended December 29, 2002. Our top five distributors worldwide accounted for 15% of our net trade sales for the year ended December 29, 2002. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

      The semiconductor business is very competitive, especially in the markets we serve, and increased competition could reduce the value of an investment in our company.

      The semiconductor industry is, and the multi-market semiconductor product markets in particular are, highly competitive. Competitors offer equivalent or similar versions of many of our products, and customers may switch from our products to competitors’ products on the basis of price, delivery terms, product performance, quality, reliability and customer service or a combination of any of these factors. Competition is especially intense in the multi-market semiconductor segment because it is relatively easier for customers to switch suppliers of more standardized, multi-market products like ours, compared to switching suppliers of more highly integrated or customized semiconductor products such as processors or system-on-a-chip products, which we do not manufacture. Even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus are better able to pursue acquisition candidates and can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

      We may face product warranty or product liability claims that are disproportionately higher than the value of the products involved.

      Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer would be sold for several dollars, whereas the personal computer would be sold by the computer maker for several hundred dollars. Although we maintain rigorous quality control systems, we manufacture and sell approximately 16 billion individual semiconductor devices per year to customers around the world, and in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to published specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. We attempt, through our standard terms and conditions of sale and other customer contracts, to limit our liability for defective products to obligations to replace the defective goods or refund the purchase price. Nevertheless, we receive claims for other charges, such as for labor and other costs of replacing defective parts, lost profits and other damages. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result.

      Our international operations subject our company to risks not faced by domestic competitors.

      Through our subsidiaries we maintain significant operations in the Philippines, Malaysia and South Korea and also operate facilities in China and Singapore. We are constructing another facility in China. We have sales offices and customers around the world. Almost three-quarters of our revenues in 2002 were from Asia. The following are risks inherent in doing business on an international level:

•	economic and political instability;

•	foreign currency fluctuations;

•	transportation delays;

•	trade restrictions;

•	work stoppages; and

•	the laws, including tax laws of, and the policies of the United States toward, countries in which we manufacture our products.

      The power device business subjects our company to risks inherent in doing business in Korea, including labor risk, political risk and currency risk.

      As a result of the acquisition of the power device business in 1999, we have significant operations in South Korea and are subject to risks associated with doing business there. Korea accounted for 21.5% of our trade sales in 2002.

      Relations between South Korea and North Korea have been tense over most of South Korea’s history, and recent concerns over North Korea’s nuclear capability have created a global security issue that may adversely affect Korean business and economic conditions. We cannot assure you as to whether or when this situation will be resolved or change abruptly as a result of current or future events. An adverse change in economic or political conditions in South Korea or in its relations with North Korea could have a material adverse effect on our Korean subsidiary and our company. And, in addition to other risks disclosed relating to international operations, some businesses in South Korea are subject to labor unrest.

      Our power device business’ sales are denominated primarily in U.S. dollars while a significant portion of its costs of goods sold and its operating expenses are denominated in South Korean won. Although we have taken steps to fix the costs subject to currency fluctuations and to balance won revenues and won costs, a significant change in this balance, coupled with a significant change in the value of the won relative to the dollar, could have a material adverse effect on our financial performance and results of operations. In addition, an unfavorable change in the value of the won could require us to write down our won-denominated assets.

      We entered into a number of supply and support contracts with Samsung Electronics in connection with our acquisition of its power device business in 1999, most of which have now ended. Any significant decrease in purchases by Samsung Electronics could substantially reduce our financial performance.

      As a result of the acquisition of Samsung Electronics’ power device business in 1999, we entered into numerous arrangements with Samsung Electronics, including arrangements relating to product sales, designa-

tion as a preferred vendor to affiliated Samsung companies and other services. Although most of these arrangements have expired, Samsung Electronics remains a significant customer, due in part to the historical relationship between the business we acquired and its former parents and affiliates. There can be no assurances that these relationships will continue at historical levels. Samsung Electronics (together with its affiliates) is our largest customer, accounting for more than 11% of total trade sales during 2002. Any material adverse change in the purchases of Samsung Electronics could have a material adverse effect on our results of operations.

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

      We are building the first phase of an 800,000 square foot assembly and test facility in Suzhou, China, and expect to begin production there in the second quarter of 2003. Although we expect a significant portion of our production from this new facility will be exported out of China, especially initially, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. In addition, since 2000 we have operated an optoelectronics manufacturing facility in Wuxi, China. Our ability to operate in China may be adversely affected by changes in that country’s laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

•	we currently are remediating contamination at some of our operating plant sites;

•	we have been identified as a potentially responsible party at a number of Superfund sites where we (or our predecessors) disposed of wastes in the past; and

•	significant regulatory and public attention on the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs.

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

      Our continued success depends on the retention and recruitment of skilled personnel, including technical, marketing, management and staff personnel. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees, is intense, particularly in the “up” portions of our business cycle, when competitors may try to recruit our most valuable technical employees. There can be no assurance that we will be able to retain our current personnel or recruit the key personnel we require.

      A substantial number of shares of our company’s common stock are owned by a limited number of persons, and their interests may conflict with your interests.

      On December 29, 2002, affiliates of Citigroup Inc., and our directors and executive officers together owned approximately 19.0% of the outstanding shares of our Class A Common Stock (including shares underlying vested option held by our directors and executive officers). By virtue of such stock ownership, these persons have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of directors and the amendment of our corporate charter and bylaws. Such persons may exercise their influence over us in a manner detrimental to the interests of other stockholders or our bondholders.

      We are a leveraged company with a debt to equity ratio of approximately 0.7 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

      At December 29, 2002, we had total long-term debt of $853.2 million and a ratio of debt to equity of approximately 0.7 to 1.

      Our substantial indebtedness could have important consequences. For example, it could

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase the amount of our interest expense, because certain of our borrowings (namely borrowings under our senior credit facility, which is currently undrawn) are at variable rates of interest, which, if interest rates increase and amounts are drawn against the senior credit facility, could result in higher interest expense;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to the instruments governing our indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit, along with the financial and other restrictive covenants in our debt instruments, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.

      Despite current indebtedness levels, we may still be able to incur substantially more indebtedness. Incurring more indebtedness could exacerbate the risks described above.

      We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the indentures governing Fairchild Semiconductor Corporation’s outstanding 10 3/8% Senior Subordinated Notes, its outstanding 10 1/2% Senior Subordinated Notes, and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $300.0 million. As of December 29, 2002, we had $299.2 million, adjusted for outstanding letters of credit, available under this revolving credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

      Restrictions imposed by the credit agreement relating to our senior credit facility, the indentures governing Fairchild Semiconductor Corporation’s 10 3/8% Senior Subordinated Notes and its 10 1/2% Senior Subordinated Notes restrict or prohibit our ability to engage in or enter into some business operating and financing arrangements, which could adversely affect our ability to take advantage of potentially profitable business opportunities.

      The operating and financial restrictions and covenants in most of our debt instruments, such as the credit agreement relating to our senior credit facility, the indenture governing Fairchild Semiconductor Corporation’s 10 1/2% Senior Subordinated Notes and the indenture governing its 10 3/8% Senior Subordinated Notes may limit our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. These debt instruments impose significant operating and financial restrictions on us that affect our ability to incur additional indebtedness or create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, make investments or engage in other business activities. These restrictions could place us at a disadvantage relative to competitors not subject to such limitations.

      In addition, the credit agreement governing our senior credit facility contains other and more restrictive covenants and limits us from prepaying our other indebtedness. The senior credit facility also requires us to maintain specified financial ratios. These financial ratios become more restrictive over the life of the senior credit facility. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. Provided there are no further outstanding balances under our senior credit facility, compliance with these covenants in the credit agreement is not required until March 31, 2003. We expect to be in compliance with all covenants in 2003. After that date, or earlier if we borrow money under the credit facility, a breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Item 2.     Properties

      In the United States, our corporate headquarters are located in approximately 120,000 square feet of leased space in South Portland, Maine. Additionally, we have wafer fabrication operations currently located in approximately 290,000 square feet of space in properties that we own in South Portland, Maine. Additional manufacturing, warehouse and office facilities are housed in approximately 300,000 square feet of space in properties that we own in West Jordan, Utah. As part of the acquisition of the discrete power products business from Intersil Corporation in 2001, we obtained a 450,000 square foot manufacturing facility in Mountaintop, Pennsylvania. We have manufacturing, warehouse and office facilities located in approximately 55,000 square feet of leased space in Loveland and Colorado Springs, Colorado. Additional office space is located in leased facilities in South Portland, Maine; Irving, Texas; Melbourne, Florida; Chicago, Illinois; and San Jose, California.

      In Asia, we own or lease approximately 35,000 square feet, 70,000 square feet, 397,000 square feet, 170,000 square feet, 766,000 square feet, and 160,000 square feet of manufacturing, office and warehouse space in Wuxi, China; Kuala Lumpur, Malaysia; Penang, Malaysia; Cebu, the Philippines; Bucheon, South Korea; and Whasung City, South Korea, respectively. Leases affecting the Wuxi, Penang, Cebu and Kuala Lumpur facilities are generally in the form of long-term ground leases, while we own improvements on the land. The initial terms of these leases will expire beginning in 2004. In some cases we have the option to renew the lease term, while in others we have the option to purchase the leased premises. We lease additional warehouse space in Singapore.

      We are building an 800,000 square foot assembly and test facility in Suzhou, China, with the first phase expected to be completed during the second quarter of 2003.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the period beginning September 29, 2002 and ending on December 29, 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Class A Common Stock trades on the New York Stock Exchange under the trading symbol “FCS”. There is no established public trading market for our Class B Common Stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices per share of Fairchild Semiconductor International, Inc. Class A Common Stock, as reported by the NYSE.

	High	Low

2003
First Quarter (from December 30, 2002 to March 12, 2003)	$10.42	$10.01
2002
Fourth Quarter (from September 30, 2002 to December 29, 2002)	$16.76	$6.85
Third Quarter (from July 1, 2002 to September 29, 2002)	$23.65	$9.10
Second Quarter (from April 1, 2002 to June 30, 2002)	$32.03	$20.41
First Quarter (from December 31, 2001 to March 31, 2002)	$30.50	$22.80

2001
Fourth Quarter (from October 1 to December 30, 2001)	$27.75	$15.30
Third Quarter (from July 2, to September 30, 2001)	$25.35	$13.76
Second Quarter (from April 2 to July 1, 2001)	$24.35	$11.86
First Quarter (from January 1 to April 1, 2001)	$19.24	$12.63

      As of March 12, 2003 there were approximately 350 holders of record of our Class A Common Stock and no holders of our Class B Common Stock. We have not paid dividends on our common stock and have no present intention of doing so. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make.

Securities Authorized for Issuance Under Equity Compensation Programs

      Information set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 8, 2003 is incorporated by reference.

Item 6.     Selected Financial Data

      The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data as of December 29, 2002 and December 30, 2001 and for the years ended December 29, 2002, December 30, 2001, and December 31, 2000 is derived from our audited consolidated financial statements, which is included in Item 8 of this Annual Report on Form 10-K. The historical consolidated financial data as of December 31, 2000, December 26, 1999, May 30, 1999, and May 31, 1998, the seven months ended December 26, 1999 and for the years ended May 30, 1999 and May 31, 1998 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. This information should be read in conjunction with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

				Seven
	Year Ended			Months Ended	Fiscal Year Ended

	December 29,	December 30,	December 31,	December 26,	May 30,	May 31,
	2002	2001	2000	1999	1999	1998

Consolidated Statements of Operations Data(4):
Trade revenue	$1,364.5	$1,338.9	$1,681.6	$714.0	$654.1	$635.8
Contract manufacturing revenue	47.4	68.8	101.6	72.2	81.0	153.4

Total revenue	$1,411.9	$1,407.7	$1,783.2	$786.2	$735.1	$789.2

Trade gross profit	$339.7	$332.9	$602.9	$214.1	$135.7	$194.2
% of trade revenue	24.9%	24.9%	35.9%	30.0%	20.7%	30.5%
Contract manufacturing gross profit	10.5	21.2	36.3	20.8	16.6	36.3
% of contract manufacturing revenue	22.2%	30.8%	35.7%	28.8%	20.5%	23.7%
Total gross profit	350.2	354.1	639.2	234.9	152.3	230.5
% of total revenue	24.8%	25.2%	35.8%	29.9%	20.7%	29.2%
Net income (loss)	(2.5)	(41.7)	273.1	21.3	(114.1)	20.6
Other Financial Data(4):
EBIT(1)	$86.7	$66.2	$325.9	$90.8	$23.3	$102.8
Depreciation and other amortization	133.7	126.0	113.5	62.8	95.4	83.4
Amortization of intangibles	37.8	53.1	37.6	19.5	8.4	1.4
EBITDA(1)(2)	258.2	245.3	477.0	173.1	127.1	187.6
Pro forma net income (loss)(3)	28.8	23.5	282.5	54.5	(33.4)	33.5
Capital expenditures	130.0	117.8	301.9	74.8	46.2	78.0
Consolidated Balance Sheet Data
(End of Period):
Inventories	$208.8	$209.1	$192.8	$166.3	$148.6	$108.0
Total assets	2,288.1	2,149.2	1,837.5	1,137.6	1,095.7	634.3
Long-term debt, less current portion	852.8	1,138.2	705.2	717.2	1,045.9	526.7
Redeemable preferred stock	—	—	—	—	90.1	80.5
Stockholders’ equity (deficit)	1,215.2	808.0	837.7	213.2	(240.4)	(116.6)

(1)	Excludes other (income) expense and is adjusted for the (gains) and charges detailed below:

				Seven
	Year Ended			Months Ended	Fiscal Year Ended

	December 29,	December 30,	December 31,	December 26,	May 30,	May 31,
	2002	2001	2000	1999	1999	1998

Distributor and inventory reserves in connection with Memory restructuring	$—	$—	$(5.4)	$—	$15.4	$—
Inventory charges associated with the Analog restructuring	1.6	2.5	—	—	—	—
Restructuring charges	12.2	21.4	(2.1)	—	21.3	—
Purchased in-process research and development	1.7	13.8	9.0	—	34.0	15.5
Gain on sale of former Mountain View, California facility	—	—	(3.5)	—	—	—
Forgiveness of certain management tax related loans	—	—	—	8.3	—	—

	$15.5	$37.7	$(2.0)	$8.3	$70.7	$15.5

EBIT as defined is not stated in accordance with generally accepted accounting principles and is presented because we believe it is useful as an alternative measure of our operating results.

(2)	EBITDA is computed using EBIT as defined in Note 1.

(3)	Pro forma net income (loss) is net income (loss) excluding restructuring and other unusual gains and charges impacting EBIT, as defined above, and amortization of acquisition-related intangibles, net of tax. For the year ended December 29, 2002, it also excludes costs associated with the redemption of Fairchild Semiconductor’s 10 1/8% Notes of $22.1 million, a gain on the sale of our space and defense product line of $21.1 million and a $6.4 million other tax credit. For the year ended December 30, 2001, it also excludes the write-off of an equity investment of $4.0 million. For the year ended December 31, 2000, it also excludes the one-time reduction of deferred tax asset valuation allowances of $26.3 million and the write-off of deferred financing fees of $3.6 million. For the year ended December 26, 1999, it also excludes the write-off of deferred financing fees of $12.4 million. For the seven months ended December 26, 1999 it also excludes the write-off of deferred financing fees of $7.2 million. This data is provided for informational purposes and is not intended to present results of operations in accordance with generally accepted accounting principles.

(4)	For discussion of effect of business acquisitions during the periods presented, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

      We are a leading designer, manufacturer and supplier of analog, interface, discrete, standard logic, non-volatile memory and optoelectronic semiconductors serving the personal computer, industrial, communications, consumer electronics and automotive markets.

Segment Information

      The following table sets forth the composition of trade revenue by reportable segments and contract manufacturing services as a percentage of total revenues. Excluded from “Other” revenue in 2000 is a gain of

$2.1 million resulting from the adjustment of distributor reserves originally recorded in connection with the 1999 memory division restructuring.

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Analog and Mixed Signal	25.4%	23.0%	22.7%
Discrete	52.1	47.2	42.0
Logic and Memory	13.9	20.1	26.4
Other	5.3	4.8	3.2

Subtotal of Net sales — trade	96.7	95.1	94.3
Contract manufacturing services	3.3	4.9	5.7

Total	100.0%	100.0%	100.0%

Year Ended December 29, 2002 Compared to Year Ended December 30, 2001

      Results of Operations. We generated net losses of $2.5 million in 2002, compared to $41.7 million in 2001. Excluding unusual charges and amortization of acquisition-related intangibles, net of tax effects, pro forma net income was as follows for 2002 and 2001, respectively:

	Year Ended

	December 29,	December 30,
	2002	2001

	(In millions)
Net loss	$(2.5)	$(41.7)
Restructuring and impairments	12.2	21.4
Purchased in-process research and development	1.7	13.8
Inventory charge associated with Analog restructuring	1.6	2.5
Costs associated with the redemption of the 10 1/8% Notes	22.1	—
Gain on sale of space and defense product line	(21.1)	—
Write-off of equity investment	—	4.0
Amortization of acquisition-related intangibles	37.8	53.1
Less associated tax effects	(16.6)	(29.6)
Less other tax credits	(6.4)	—

Pro forma net income	$28.8	$23.5

      In 2002, restructuring and impairments included $10.6 million of employee separation costs related to severance and other costs associated with work force reduction actions, and a $1.6 million impairment charge relating to the closure of our Carlsbad, California location. In 2001, restructuring and impairments included $13.1 million of employee separation costs related to severance and other costs associated with work force reduction actions, and an $8.3 million charge for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine. Purchased in-process research and development (“IPR&D”) was recorded in connection with our acquisitions for both 2002 and 2001.

      Operating income was $71.2 million in 2002, compared to $28.5 million in 2001. Excluding restructuring and impairments, IPR&D, amortization of acquisition related intangibles and other unusual charges (gains) detailed above impacting operating income, pro forma operating income was $124.5 million in 2002, compared to $119.3 million in 2001. The increase in operating income was due to spending cuts in manufacturing and SG&A expenses, offset by lower gross margins as a result of lower average selling prices.

      Excluding depreciation and amortization of $171.5 million and $179.1 million in 2002 and 2001, respectively, unusual charges (gains) and other (income) expense, earnings before interest, taxes, deprecia-

tion and amortization (“EBITDA”) were $258.2 million in 2002, compared to $245.3 million in 2001. EBITDA is presented because we believe that it is a widely accepted financial indicator of an entity’s ability to incur and service debt. Pro forma net income and pro forma operating income are presented because we use them as additional measures of our operating performance. EBITDA, pro forma net income, and pro forma operating income should not be considered as alternatives to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with accounting principles generally accepted in the United States of America, as indicators of our operating performance, or as alternatives to cash flow as a measure of liquidity.

      Revenues. Our revenues consist of trade sales to unaffiliated customers (96.7% and 95.1% of total revenues in 2002 and 2001, respectively) and revenues from contract manufacturing services provided primarily to National Semiconductor and Samsung Electronics (together, 3.3% and 4.9% of total revenues in 2002 and 2001, respectively).

      Trade sales increased 1.9% to $1,364.5 million in 2002 compared to $1,338.9 million in 2001. The increase in trade sales is primarily the result of higher unit volumes offset by lower average selling prices.

      As a percentage of trade sales, geographic trade sales for North America, Europe, Asia/ Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for 2002 and 2001:

	Year Ended

	December 29,	December 30,
	2002	2001

North America	15.3%	19.9%
Europe	11.0	13.5
Asia/ Pacific	52.2	47.6
Korea	21.5	19.0

Total	100%	100%

      North American trade sales decreased 21.6% in 2002 from 2001. The North American sales region has been impacted by a shrinking market due to the continued migration of component manufacturing offshore, primarily to China and elsewhere in Asia. All market segments exhibited weakness except for small improvements in the automotive segment. European revenues decreased 17.0% in 2002 from 2001. They were impacted by the same factors affecting North America, with particular weakness in the communications market. Revenues in our Asia/ Pacific sales region increased 11.8% in 2002 from 2001. The year over year increase in Asia/ Pacific sales were due in part to the continued migration of electronics production into the region as well as strength in industrial, consumer and computing markets. Sales in our Korean region increased 15.3% in 2002 from 2001. This increase was primarily due to strong demand from our largest customer, Samsung Electronics, particularly for products directed toward consumer and industrial markets.

      Contract manufacturing revenues decreased 31.1% to $47.4 million in 2002 compared to $68.8 million in 2001. The decrease in contract manufacturing revenues resulted from diminishing demand from both National Semiconductor and Samsung Electronics.

      Gross Profit. Gross profit for 2002 and 2001 was as follows:

	Year Ended

	December 29,		December 30,
	2002		2001

	(In millions)
Trade gross profit	$339.7	24.9%	$332.9	24.9%
Contract manufacturing gross profit	10.5	22.2%	21.2	30.8%

Total gross profit	$350.2	24.8%	$354.1	25.2%

      Research and Development. R&D expenses were $82.2 million, or 6.0% of trade sales, in 2002, compared to $83.0 million, or 6.2% of trade sales, in 2001. The decrease in R&D was due to spending reductions in response to softer market conditions, partially offset by a full year of R&D spending for the DPP business, which we acquired in mid-2001.

      Selling, General and Administrative. SG&A expenses were $145.1 million, or 10.6% of trade sales in 2002, compared to $154.3 million, or 11.5% of trade sales in 2001. We have offset incremental SG&A from a full year of the acquired DPP business with spending reductions in response to softer market conditions.

      Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles was $37.8 million in 2002, compared to $53.1 million in 2001. The decrease in amortization was due to our adoption of SFAS No. 142 in 2002, which mandates that goodwill should no longer be amortized, offset by an increase in amortization, due to a full year of amortization of other intangibles acquired in the acquisitions of DPP, Impala Linear Corporation acquisition (in the latter part of 2001) and Signal Processing Technologies, Inc. (“SPT”) (in March of 2002). Amortization of goodwill in 2001 was $17.0 million.

      Purchased In-process Research and Development. IPR&D was $1.7 million for 2002, compared to $13.8 million for 2001. In 2002, IPR&D resulted from our acquisitions of I-Cube and SPT. In 2001, IPR&D resulted from the acquisition of DPP and Impala. Further information regarding our IPR&D for significant acquisitions, including information on significant assumptions, is addressed below under “In-Process Research and Development.”

      Restructuring and Impairments. Restructuring and impairments of $12.2 million were recorded in 2002. These charges included $10.6 million of employee separation costs for severance and other costs associated with workforce reduction actions undertaken during the year, $1.0 million for contract termination costs and $0.6 million of impairment charges related to the closure of our Carlsbad, California facility. Restructuring and impairments of $21.4 million were recorded in 2001. These charges included an $8.3 million charge for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine, and $13.1 million for employee separation costs.

      Interest Expense. Interest expense was $99.2 million in 2002, compared to $103.9 million in 2001. The decrease was principally the result of the redemption of $285.0 million of 10 1/8% senior subordinated notes on June 28, 2002, partially off-set by a full year of interest associated with the $200.0 million of 5% Convertible Senior Subordinated Notes we sold in the fourth quarter of 2001.

      Interest Income. Interest income was $12.6 million in 2002, compared to $15.3 million in 2001. The decrease was due to lower rates of return, partially offset by higher cash balances throughout 2002.

      Other (Income) Expense, Net. During 2002, we recorded other expense, net, of $1.0 million. In the second quarter of 2002, a charge of $22.1 million was recorded for costs associated with the redemption of our 10 1/8% senior subordinated notes. These costs included $14.5 million for the call premium and other transaction fees and a $7.6 million non-cash write-off of deferred financing fees associated with the original bond offering. These costs were offset by a gain of $21.1 million related to the sale of our military and space-related discrete power product line, of which $20.5 million was recorded in the first quarter and $0.6 million was recorded in the fourth quarter of 2002. During 2001, we recorded a loss of $4.0 million related to the write-off of an equity investment.

      Income Taxes. Income tax benefit was $13.9 million in 2002, compared to $22.4 million in 2001. The effective tax rate was 84.7% and 35.0% for 2002 and 2001, respectively. The benefit in 2002 was a result of U.S. losses taxed at U.S. statutory rates. The U.S. losses were offset by Korean income which effectively had no tax expense associated with it.

      Comparative disclosures of selected operating results of our reportable segments are as follows:

      Analog and Mixed Signal Products Group. Our Analog and Mixed Signal Products Group designs, manufactures and markets a broad line of products relating to power conversion, temperature sensing, system management, battery chargers and motor controls. Product offerings include standard linear products such as operational amplifiers, low drop out regulators and ground fault interrupters, motor control integrated circuits, smart power switches, D/ C to D/ C converters, and interface products such as FST and GTL, and LVDS. Analog revenues increased 10.7% to $358.8 million in 2002 from $324.2 million in 2001. The increase in

Analog revenue is a result of higher sales for power switches, motor drivers and high speed converters, predominantly into consumer and industrial markets.

      Analog had operating income of $27.8 million in 2002 compared to $2.5 million in 2001. The increase in Analog’s operating income was primarily due to increases in revenues and gross margins as well as decreases in SG&A expenses, including a decrease in acquisition amortization due to the adoption of SFAS No. 142, partially offset by increases in R&D. The increase in gross margins was primarily driven by higher unit volume, offset slightly by decreases in average selling prices.

      Discrete Products Group. Our Discrete Products Group designs, manufactures and markets a broad line of power MOSFETs, IGBT’s, power bipolar transistors for both high and low voltage applications, small signal transistors and diodes. An increasing volume of power MOSFETs are manufactured using our leading edge Power Trench® technology. Discrete revenues increased 10.7% to $735.4 million in 2002, compared to $664.6 million in 2001. The increase was due to higher sales of low power MOSFET’s into the computing and communications markets and a full year of revenue from our DPP acquisition, which occurred late in first quarter of 2001.

      Discrete had operating income of $45.4 million in 2002 as compared to $28.5 million in 2001. The increases in Discrete’s operating income were primarily due to an increase in gross margins, primarily in the third quarter of 2002, and a decrease in acquisition amortization due to the adoption of SFAS No. 142, which includes a partial year of acquisition amortization for DPP. The increase in gross margins was primarily driven by higher unit volume as a result of strong sales in low power MOSFET’s and a full year of revenue from our DPP acquisition.

      Logic and Memory Products Group. Our Logic and Memory Products Group designs, manufactures and markets a broad line of high-performance standard logic products as well as Memory integrated circuits. The logic products focus on the growing CMOS logic market, from industry standard FACT and HCMOS to new products such as TinyLogic®, Micropack™, and LVT. We also design, manufacture and market non-volatile memory integrated circuits. Our memory products include high performance serial EEPROM products used in computing, communications, consumer, automotive and industrial applications. Logic and Memory revenues decreased 30.9% to $195.7 million in 2002, compared to $283.4 million in 2001. The decrease in Logic and Memory revenues was primarily due to price competition in our mature products.

      Logic and Memory had operating income of $0.9 million in 2002, compared to $22.3 million in 2001. The decrease in Logic and Memory’s operating income was due to decreases in revenues and gross margins, partially offset by decreases in R&D and SG&A expenses.

Year Ended December 30, 2001 Compared to Year Ended December 31, 2000

      Results of Operations. We generated a net loss of $41.7 million 2001, compared to net income of $273.1 million in 2000. Excluding unusual charges (gains) and amortization of acquisition-related intangibles, net of tax effects, pro forma net income was as follows for 2001 and 2000, respectively:

	Year Ended

	December 30,	December 31,
	2001	2000

	(In millions)
Net income (loss)	$(41.7)	$273.1
Restructuring and impairments, net	21.4	(5.6)
Purchased in-process research and development	13.8	9.0
Write-off of deferred financing fees associated with refinancing of our senior credit facility	—	3.6
Adjustment to other reserves associated with Memory restructuring	—	(5.4)
Inventory charge associated with Analog restructuring	2.5	—
Write-off of equity investment	4.0	—
Non-recurring release of deferred tax asset valuation allowance	—	(26.3)
Amortization of acquisition-related intangibles	53.1	37.6
Less associated tax effects	(29.6)	(3.5)

Pro forma net income	$23.5	$282.5

      For 2001, restructuring and impairments included $13.1 million of employee separation costs related to severance and other costs associated with work force reduction actions, and an $8.3 million charge for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine. Additionally, we took a charge of $4.0 million for the write-off of an equity investment included in other (income) expense. For 2000, restructuring and impairments were associated with an adjustment to reserves recorded in connection with the Memory restructuring action in Fiscal 1999, and a one-time gain on the sale of our former Mountain View, California facility. IPR&D was recorded in connection with our acquisitions. We also adjusted our deferred tax valuation reserves in 2000 as we determined that it was more likely than not that we would utilize our deferred tax assets. Finally, IPR&D was recorded in connection with our acquisitions for both 2001 and 2000.

      Operating income was $28.5 million in 2001, compared to $327.9 million in 2000. Excluding restructuring and impairments, IPR&D, amortization of acquisition related intangibles and other unusual charges (gains) details above impacting operating income, pro forma operating income was $119.3 million in 2001, compared to $363.5 million in 2000. The decrease in operating income is primarily due to soft market conditions in the semiconductor industry during 2001, resulting in lower prices, unit volumes and underutilization of our factories, as well as from lower contract manufacturing revenue. Despite the industry conditions, we continued to invest in our research and development effort to drive new product introductions.

      Excluding depreciation and amortization of $179.1 million and $151.1 million in 2001 and 2000, respectively, unusual charges (gains) and other (income) expense, EBITDA as defined was $245.3 in 2001, compared to $477.0 million in 2000. EBITDA is presented because we believe that it is a widely accepted financial indicator of an entity’s ability to incur and service debt. Pro forma net income and pro forma operating income are presented because we use them as additional measures of our operating performance. EBITDA, pro forma net income, and pro forma operating income should not be considered as alternatives to net income, operating income, or other consolidated operations and cash flow data prepared in accordance with accounting principles generally accepted in the United States of America, as indicators of our operating performance, or as alternatives to cash flow as a measure of liquidity.

      Revenues. Our revenues consist of trade sales to unaffiliated customers (95.1% and 94.3% of total revenues in 2001 and 2000, respectively) and revenues from contract manufacturing services provided primarily to National Semiconductor and Samsung Electronics (together, 4.9% and 5.7% of total revenues in 2001 and 2000, respectively).

      Trade sales decreased 20.4% to $1,338.9 million in 2001 compared with $1,681.6 million in 2000. Additional revenue from DPP and other acquisitions that occurred in the latter part of 2000 and in 2001 partially offset lower revenue in our continuing businesses due to the industry-wide market slowdown. The lower revenue in our continuing business was the result of lower unit volumes and, to a lesser extent, decreases in average selling price.

      As a percentage of trade sales, geographic trade sales for North America, Europe, Asia/ Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for 2001 and 2000:

	Year Ended

	December 30,	December 31,
	2001	2000

North America	19.9%	23.4%
Europe	13.5	13.5
Asia/Pacific	47.6	45.5
Korea	19.0	17.6

Total	100%	100%

      North American trade sales decreased 32.2% in 2001 from 2000. Our trade sales in the North American region were adversely impacted more than any other region by decreased sales across a broad range of end market segments as customers adjusted their inventories to respond to weakening economic conditions in the U.S. European revenues decreased 20.3% in 2001 from 2000. They have been impacted by the same factors affecting North America. Revenues in our Asia/ Pacific sales region decreased 16.7% in 2001 from 2000. The decrease in Asia/ Pacific sales was driven by the slow down in the computing segment, including peripherals, as many of the manufacturers for this market segment are located in this region. Sales in our Korean region decreased 14.2% in 2001 from 2000. This decrease was due to the impact of a weaker Korean economy as the financial restructuring in this country continues.

      Contract manufacturing revenues decreased 32.3% to $68.8 million in 2001 compared to $101.6 million in 2000. The decrease in contract manufacturing revenues was due primarily to diminishing demand from both National Semiconductor and Samsung Electronics.

      Gross Profit. Gross profit for 2001 and 2000 was as follows:

	Year Ended

	December 30,		December 31,
	2001		2000

	(In millions)
Trade gross profit	$332.9	24.9%	$602.9	35.9%
Contract manufacturing gross profit	21.2	30.8%	36.3	35.7%

Total gross profit	$354.1	25.2%	$639.2	35.8%

      Excluding unusual charges in 2001 associated with an inventory charge as a result of the discontinuance of the digitizer product line in our Analog group ($2.5 million), total gross profit was $356.6 million, or 25.3% of total revenues. Excluding an unusual gain in 2000 associated with revisions to estimated charges for the 1999 Memory restructuring action ($5.4 million), total gross profit was $633.8 million, or 35.5% of total revenues. The decrease in gross profit was primarily due to adverse pricing, and a shift in product mix to lower margin products and lower capacity utilization during 2001.

      Research and Development. R&D expenses were $83.0 million, or 6.2% of trade sales, in 2001, compared to $83.9 million, or 5.0% of trade sales, in 2000. The decrease in R&D was due to spending reductions in response to softer market conditions, offset by the incremental R&D spending of the DPP business.

      Selling, General and Administrative. SG&A expenses were $154.3 million, or 11.5% of trade sales, in 2001, compared to $186.4 million, or 11.1% of trade sales, in 2000. The decrease in SG&A was due to spending reductions in response to softer market conditions.

      Amortization of Acquisition-Related Intangibles. Amortization of acquisition-related intangibles was $53.1 million in 2001, compared to $37.6 million in 2000. The increase in amortization was due to acquisitions that occurred in the latter part of 2000 and new acquisitions in 2001.

      Purchased In-process Research and Development. IPR&D expense was $13.8 million for 2001, compared to $9.0 million for 2000. In 2001, IPR&D resulted from the acquisition of DPP and Impala. IPR&D for 2000 represents amounts from the acquisitions of QTO, KOTA, and Micro Linear. Further information regarding our IPR&D for significant acquisitions, including information on significant assumptions, is addressed below under “In-Process Research and Development.”

      Restructuring and Impairments. Restructuring and impairments of $21.4 million were recorded in 2001. These charges include an $8.3 million charge for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine, and $13.1 million for employee separation costs. In 2000, we incurred a pre-tax restructuring gain of $5.6 million. The gain is a result of proceeds from the sale of our former Mountain View, California facility ($3.5 million) and the adjustment to restructuring reserves recorded in 1999 ($2.1 million) based upon final execution of several prior year plans.

      Interest Expense. Interest expense was $103.9 million in 2001, compared to $81.3 million in 2000. Interest expense in 2000 includes $3.6 million for the write-off of deferred financing fees associated with the refinancing of our senior bank facilities in 2000. Excluding this charge, interest expense was $77.7 million in 2000. The increase, excluding the unusual charge, is principally the result of additional interest associated with $350.0 million in principal of 10 1/2% Notes issued during the first quarter of 2001 and $200 million in principal of 5.0% Convertible Notes issued during the fourth quarter of 2001.

      Interest Income. Interest income was $15.3 million in 2001, compared to $23.3 million in 2000. The decrease is due to lower average cash balances coupled with lower rates of return.

      Other (Income) Expense, Net. In 2001, we recorded a loss of $4.0 million related to the write-off of an equity investment. In 2000, we recorded a $0.8 million gain on the buy-back of $15.0 million of our 10 1/8% senior subordinated notes.

      Income Taxes. Income tax benefit was $22.4 million in 2001, compared to $2.4 million in 2000. Included in 2000 is a one-time tax benefit of $26.3 million related to a reduction in the deferred tax asset valuation allowance. Management believed that it is more likely than not these assets will be realizable and, accordingly, reduced the valuation allowance on those deferred tax assets. Without the effect of the one-time benefit, our tax expense would have been $23.9 million, or an effective tax rate of 8.8% in 2000, compared to an effective tax rate of 35.0% in 2001. The increase in the effective tax rate is due principally to the fact that the effective tax rate in 2000 reflected the utilization of valuation allowances.

      Comparative disclosures of selected operating results of our reportable segments are as follows:

      Analog and Mixed Signal Products Group. Analog revenues decreased 20.1% to $324.2 million in 2001 from $405.6 million in 2000. The decrease in Analog revenue was driven by soft market conditions, particularly in the industrial and computing markets.

      Analog had operating income of $2.5 million in 2001 compared to $44.8 million in 2000. The decrease in Analog’s operating income was primarily due to decreases in gross margins due to decreased revenues coupled with lower factory utilization. The decreases were partially offset by spending cuts in operating expenses.

      Discrete Products Group. Discrete revenues decreased 11.3% to $664.6 million in 2001, compared to $749.0 million in 2000. The decrease was driven by soft market conditions in the communications and computing markets, offset by revenues attained through the acquisition of DPP.

      Discrete had operating income of $28.5 million in 2001 as compared to $129.7 million in 2000. The decrease in Discrete operating income was primarily due to decreases in gross margins driven by lower revenues and lower factory utilization, coupled with increases in operating expenses, including amortization of acquisition related intangibles, due to the acquisition of DPP.

      Logic and Memory Products Group. Logic and Memory revenues decreased 39.8% to $283.4 million in 2001, compared to $470.9 million in 2000. The decrease in Logic and Memory revenues was due to soft market conditions, particularly in the communications and computing markets.

      Logic and Memory had operating income of $22.3 million in 2001, compared to $112.5 million in 2000. The decrease in Logic and Memory’s operating income was due to decreases in gross margin driven by lower revenues and lower factory utilization.

In-Process Research and Development

      The following table summarizes the significant assumptions underlying the valuations of IPR&D for our significant acquisitions:

		Estimated		Weighted
		Cost to		Average
	IPR&D	Complete	Discount	Cost of
	Charge	Technology	Rate	Capital

(Dollars in Millions)
2001:
DPP	$12.8	$1.1	22%	16%

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

      The acquisition of DPP added breadth to our power discrete products portfolio, including MOSFET’s, IGBT’s and Rectifiers. The acquisition also gave us an expanded presence in the automotive and industrial markets. One project, 30V N Channel Trench, out of six valued, accounted for approximately 83% of the total IPR&D charge and was approximately 95% complete at the date of acquisition. All projects were completed on schedule.

      As of December 29, 2002, revenue for the major DPP projects were ahead of forecast.

Liquidity and Capital Resources

      We have a borrowing capacity of $300.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At December 29, 2002, adjusted for outstanding letters of credit, we had $299.2 million available under this senior credit facility. At December 29, 2002, we had additional outstanding letters of credit and guarantees totaling $5.0 million that were issued on behalf of unaffiliated companies with which we currently have a strategic investment or relationship. These amounts outstanding were not issued under the senior credit facility, and accordingly do not impact available borrowings under the facility.

      In connection with the financing of the DPP acquisition, on January 31, 2001, we sold $350 million aggregate principal of 10 1/2% Senior Subordinated Notes at face value. Interest on these notes is paid semi-annually on February 1 and August 1 of each year, and the first interest payment was made August 1, 2001. We may redeem the notes on or after February 1, 2005. Prior to February 1, 2004, we may redeem up to 35% of the notes from the proceeds of certain equity offerings. The notes are issued by Fairchild Semiconductor Corporation and are guaranteed on a senior subordinated basis by Fairchild International and its other U.S. subsidiaries.

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

      On May 30, 2002, we completed a follow-on public offering of 20,000,000 shares of its Class A Common Stock at a price to the public of $25.65 per share. On June 20, 2002, the underwriters of the offering exercised their option to cover over-allotments and purchased a further 2,219,196 shares. The underwriting discount was $1.09 per share. The total of 22,219,196 shares included 16,219,196 newly issued shares sold by the company and 6,000,000 shares sold by an existing stockholder. We did not receive any proceeds from shares sold by the existing stockholder. The net proceeds to the company after the underwriting discount and other related expenses were approximately $397.7 million.

      On June 28, 2002, we used some of the proceeds raised in the follow-on offering to redeem all $285.0 million of our 10 1/8% senior subordinated notes that were due in March 2007, at a price of 105.063% of face value. In connection with the redemption, the company had one-time charges totaling $22.1 million, including $14.5 million for the call premium and other transaction fees and a $7.6 million non-cash write-off of deferred financing fees associated with the original bond offering.

      Our senior credit facility, the indentures governing our 10 3/8% Senior Subordinated Notes, 10 1/2% Senior Subordinated Notes and 5.0% Convertible Senior Subordinated Notes and other debt instruments we may enter into in the future may impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility relating to financial ratios also include a minimum interest coverage ratio and a maximum senior leverage ratio. Provided there are no further outstanding balances under the senior credit facility, compliance with these ratios is not required until March 31, 2003, at which time we do not anticipate any non-compliance. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We had capital expenditures of $130 million in 2002. This capital primarily was spent to expand capacity in support of in-sourcing of capacity, including construction of our new facility in Suzhou, China, and our e-business initiatives. We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

      As of December 29, 2002, our cash and cash equivalents balance was $618.3 million, an increase of $113.9 million from December 30, 2001.

      During the 2002, our operations provided $137.1 million in cash compared to $155.8 million of cash in 2001. This decrease reflects a decrease in net income adjusted for non-cash items of $3.6 million, and a decrease in cash flows from changes in operating assets and liabilities of $15.1 million. Cash used in investing activities during 2002 totaled $141.6 million, compared to $466.3 million in 2001. The decrease primarily results from a net cash inflow for acquisitions and divestitures of $23.9 million versus a net cash outflow in 2001 for acquisitions and divestitures of $344.5 million. Cash provided by financing activities of $118.4 million in 2002 was primarily from proceeds from the follow-on offering and issuance of common stock upon the exercise of options, offset by the cash used to redeem the 10 1/8% senior subordinated notes. Cash provided by financing activities of $413.1 million in 2001 was due primarily to proceeds from the issuance of the 10 1/2% senior subordinated notes, net of debt issuance costs, offset by cash used to repay the outstanding balance on our senior credit facility.

      It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or “take or pay” arrangements for purchases of certain equipment and raw materials. At December 29, 2002, obligations under these arrangements were not material to our consolidated financial statements. The table below summarizes aggregate maturities of long-term debt, future minimum lease payments under noncancelable operating leases, and guarantee commitments as of December 29, 2002.

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 year	years	years	5 years

	(In millions)
Long-Term Debt	$853.2	$0.4	$0.8	$300.6	$551.4
Operating Leases	91.0	22.7	26.1	10.4	31.8
Guarantees	5.0	5.0	—	—	—

Total	$949.2	$28.1	$26.9	$311.0	$583.2

      Note 13 of Item 8 in this Form 10-K describes the nature of certain guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Liquidity and Capital Resources of Fairchild Semiconductor International, Inc. Excluding Our Subsidiaries

      Fairchild Semiconductor International, Inc. is a holding company, the principal asset of which is the stock of its sole subsidiary, Fairchild Semiconductor Corporation. Fairchild Semiconductor International, Inc. on a stand-alone basis has no cash flow from operations and no cash requirements for the next twelve months.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of revenue recognition, sales reserves, inventory valuation, the impairment of long-lived assets and income taxes. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

      On an ongoing basis, we evaluate the judgments and estimates underlying all of our accounting policies, including those related to revenue recognition, sales reserves, inventory valuation, impairment of long-lived assets and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results in the amount and timing of our actual results for any period could occur if our management made different judgments or utilized different estimates.

      Revenue Recognition. Revenue from the sale of semiconductor products is recognized when title transfers to the customer, including distributors, which is generally upon shipment. No revenue is recognized unless there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, and the collectibility of the sales price is reasonably assured. Contract manufacturing revenues are recognized upon completion of the contracted service.

      Sales Reserves. Sales reserves generally fall into four categories: customer material return reserves, distributor contract sales debit reserves, prompt payment discount reserves, and other distribution reserves. Customer material returns result from product quality, administrative or other defect issues. Distributor contract sales debits are credits given to distributors to ensure distributor profitability on individual resale transactions. Prompt payment discounts are enticements given to customers to ensure payment is made in a timely manner. Customer material reserves, distributor contract sales debit reserves and prompt payment discount reserves are based upon historical rates of return or claims and any known, specifically identified unusual returns. Other sales reserves are recorded based upon individual contracts with distributors that may call for reimbursement of product scrapped or reimbursement of price changes that affect the distributors inventory carrying value. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

      Inventory Valuation. In determining the net realizable value of our inventories, we review the valuations of inventory considered excessively old, and therefore subject to, obsolescence and inventory in excess of customer backlog. We also adjust the valuation of inventory when estimated actual cost is significantly different than standard cost and to value inventory at the lower of cost or market. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory.

      Impairment of Long-Lived Assets. We assess the impairment of long-lived assets, including goodwill, on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

      In conjunction with the implementation of the new accounting rules for goodwill as of the beginning of 2002, we completed a goodwill impairment review for the reporting units that have goodwill associated with them. We also performed an annually required review during the fourth quarter of 2002, and in both reviews we found no impairment.

      We will perform a similar review annually, or more frequently, if indicators of potential impairment arise. Our impairment review process is based upon a discounted cash flow analysis, which uses our estimates of revenues, driven by market growth rates and estimated costs, as well as utilizing a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model.

      For all other long-lived assets, our impairment review process is based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results,

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business,

•	significant negative industry or economic trends and

•	significant technological changes, which would render equipment and manufacturing process, obsolete.

      Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future undiscounted cash flows. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs.

      Income Taxes. We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by SFAS No. 109,

Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, or other factors. If our assumptions and consequently our estimates, change in the future, the valuation allowances we have established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense.

Forward Looking Statements

      This annual report includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Business Risks section in Item 1 above. Among these factors are the following: changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors’ actions; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Business Risks section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements.

Policy on Business Outlook Disclosure and Quiet Periods

      It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The business outlook below is consistent with the outlook included in our January 16, 2003 press release announcing fourth quarter and full year 2002 results, as updated in a press release dated March 3, 2003. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at www.investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the outlook is not updated to reflect management’s current expectations. The quiet period for the first quarter of 2003 will be from March 15, 2003 to April 17, 2003, when we plan to release our first quarter 2003 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filing with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations.

Outlook

      We expect revenues in the first quarter of 2003 to be seasonally flat to down 3% from the fourth quarter of 2002. At the end of 2002, approximately 70-75% of these guided revenues were already on backlog. The pricing of this first quarter entering backlog was slightly lower than fourth quarter billings. In addition, due to lower than expected turns orders (which are orders that are placed and filled in the same quarter) in our high voltage power business, we anticipate sequential gross margin declines for the first quarter.

      For the first quarter of 2003, we expect our research and development spending to be around 6% of sales and SG&A expenses (excluding amortization of intangibles) to be around 10.5% of sales. We expect interest expense, net, to be approximately $18.5 million.

      For purposes of computing earnings before interest, taxes, depreciation and amortization (EBITDA), pro forma net income and net income per share, we expect that depreciation and amortization will be roughly $38 million and amortization of acquisition-related intangibles to be approximately $9.5 million for the first quarter of 2003 and then dropping to approximately $7.9 million per quarter beginning in the second quarter. Finally, we expect an outstanding diluted share count of approximately 119 million shares for the first quarter of 2003.

      Related to the Mountaintop, Pennsylvania 6-inch fab closure and product transfers, we anticipate restructuring and other non-recurring charges of approximately $20 to $25 million in 2003, with approximately $8 to $10 million of that in the first quarter, subject to business conditions.

      Our current second quarter backlog for most of our product lines reflects improved product mix and higher margins compared to our first quarter shipments. Macroeconomic and geopolitical concerns continue to limit our customers’ outlooks, so our visibility remains limited as well. However, if our recent trend of higher bookings continues, we would expect to guide higher margins and revenues for the second quarter.

Recently Issued Financial Accounting Standards

      In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123 (“SFAS No. 148”), was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company intends to continue to account for options under ABP Opinion No. 25.

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, (“FIN No. 45”) was issued. FIN No. 45 clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company has adopted the annual disclosure provisions of FIN No. 45 in the year ended December 29, 2002 consolidated financial statements. The Company will adopt the provisions for initial recognition and measurement and interim disclosures during the first quarter of 2003. The adoption of FIN No. 45 is not expected to have a material effect on the consolidated financial statements.

      In November 2002, the Task Force reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“Issue 00-21”). Issue 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. This consensus is effective for fiscal years beginning after June 15, 2003. We do not believe the impact of adopting Issue No. 00-21 will have a material impact on our financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe the impact of adopting SFAS No. 146 will have a material impact on our annual financial statements, although it will impact the timing of recognition.

      In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statement No’s. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (“SFAS No. 145”), effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We do not believe the impact of adopting SFAS No. 145 will have a material impact on our financial statements.

      In August of 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143, which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset, is effective for fiscal years beginning after June 15, 2002. We do not expect the implementation of SFAS No. 143 to have a material impact on our financial condition or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 29, 2002. Actual results may differ materially.

      We use currency forward and combination option contracts to hedge firm commitments and currency option contracts to hedge anticipated transactions. Beginning in 2001, similar instruments were also used to hedge a portion of our forecasted foreign exchange denominated revenues. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Japanese yen, British pound, and the Euro. Exposures in the Korean won are minimal as won-denominated revenues and costs generally offset one another. To protect against reductions in value and the volatility of future cash flows caused by changes in other foreign exchange rates, we have established hedging programs. We utilize currency forward contracts and currency option contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 29, 2002, an adverse change in any one exchange rate (defined as 20%) over the course of the year would have resulted in an adverse impact on income before taxes of less than $5 million.

      We have no interest rate exposure due to rate changes for the 10 3/8% Senior Subordinated Notes, the 10 1/2% Senior Subordinated Notes or the 5% Convertible Senior Subordinated Notes. However, we do have interest rate exposure with respect to the revolving credit facility due to its variable LIBOR pricing. For example, a 50 basis point increase in interest rates would result in increased annual interest expense of $1.5 million, assuming all borrowing capability was utilized. There was no outstanding balance on the revolving credit facility at December 29, 2002 or at any point during 2002. From time to time, we may enter into interest rate swaps or interest rate caps, primarily to reduce interest rate exposure. As of December 29, 2002, we had no such instruments in place.

Item 8.     Consolidated Financial Statements and Supplementary Data

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

      We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries (the “Company”) as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 29, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the accompanying financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 2002 and December 30, 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, effective December 31, 2001, the Company adopted statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

January 17, 2003

Boston, Massachusetts

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
	2002	2001

	(In millions,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$618.3	$504.4
Short-term marketable securities	2.0	—
Accounts receivable, net of allowances of $15.5 and $15.5 at December 29, 2002 and December 30, 2001, respectively	150.6	133.6
Inventories	208.8	209.1
Deferred income taxes	28.1	16.4
Other current assets	12.5	12.0

Total current assets	1,020.3	875.5
Property, plant and equipment, net	664.9	663.0
Deferred income taxes	81.6	61.5
Intangible assets, net	438.5	479.8
Long-term marketable securities	30.4	—
Other assets	52.4	69.4

Total assets	$2,288.1	$2,149.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0.4	$0.4
Accounts payable	113.7	106.7
Accrued expenses and other current liabilities	92.8	82.7

Total current liabilities	206.9	189.8
Long-term debt, less current portion	852.8	1,138.2
Other liabilities	13.2	13.2

Total liabilities	1,072.9	1,341.2
Commitments and contingencies
Stockholders’ equity:
Class A common stock, $.01 par value, voting; 170,000,000 shares authorized; 117,321,351 and 100,175,513 shares issued and 117,005,670 and 99,965,087 outstanding at December 29, 2002 and December 30, 2001, respectively	1.2	1.0
Class B common stock, $.01 par value, nonvoting; 170,000,000 shares authorized and 0 shares issued at December 29, 2002 and December 30, 2001	—	—
Additional paid-in capital	1,221.1	809.7
Retained earnings (deficit)	(2.4)	0.1
Accumulated other comprehensive income (loss)	(1.1)	1.0
Less treasury stock (at cost)	(3.6)	(3.8)

Total stockholders’ equity	1,215.2	808.0

Total liabilities and stockholders’ equity	$2,288.1	$2,149.2

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In millions, except per share data)
Revenue:
Net sales — trade	$1,364.5	$1,338.9	$1,681.6
Contract manufacturing	47.4	68.8	101.6

Total revenue	1,411.9	1,407.7	1,783.2
Operating expenses:
Cost of sales — trade	1,024.8	1,006.0	1,078.7
Cost of contract manufacturing	36.9	47.6	65.3
Research and development	82.2	83.0	83.9
Selling, general and administrative	145.1	154.3	186.4
Amortization of acquisition-related intangibles	37.8	53.1	37.6
Purchased in-process research and development	1.7	13.8	9.0
Restructuring and impairments	12.2	21.4	(5.6)

Total operating expenses	1,340.7	1,379.2	1,455.3

Operating income	71.2	28.5	327.9
Interest expense	99.2	103.9	81.3
Interest income	(12.6)	(15.3)	(23.3)
Other (income) expense, net	1.0	4.0	(0.8)

Income (loss) before income taxes	(16.4)	(64.1)	270.7
Benefit for income taxes	(13.9)	(22.4)	(2.4)

Net income (loss)	$(2.5)	$(41.7)	$273.1

Net income (loss) per common share:
Basic	$(0.02)	$(0.42)	$2.80

Diluted	$(0.02)	$(0.42)	$2.69

Weighted average common shares:
Basic	108.1	99.6	97.5

Diluted	108.1	99.6	101.4

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In millions)
Net income (loss)	$(2.5)	$(41.7)	$273.1
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(3.9)	2.1	—
Net amount reclassed to earnings	1.8	(1.1)	—

Comprehensive income (loss)	$(4.6)	$(40.7)	$273.1

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In millions)
Cash flows from operating activities:
Net income (loss)	$(2.5)	$(41.7)	$273.1
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	168.5	175.2	147.6
Amortization of deferred compensation	3.0	3.9	3.5
Restructuring and impairments, net of cash expended	4.6	11.7	(5.6)
Non-cash interest expense	12.4	4.8	7.1
Purchased in-process research and development	1.7	13.8	9.0
Loss on disposal of property, plant and equipment	2.2	3.1	2.7
Deferred income taxes	(25.8)	(22.1)	(33.4)
Gain on repurchase of notes	—	—	(0.8)
Non-cash settlement of receivable	—	(2.1)	—
Gain on sale of space and defense business	(21.1)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(17.2)	86.5	(72.9)
Inventories	(0.6)	13.8	(8.4)
Other current assets	(3.9)	6.7	(0.7)
Accounts payable	7.0	(50.3)	37.6
Accrued expenses and other current liabilities	5.4	(49.8)	33.4
Other assets and liabilities, net	3.4	2.3	(11.1)

Cash provided by operating activities	137.1	155.8	381.1

Cash flows from investing activities:
Capital expenditures	(130.0)	(117.8)	(301.9)
Proceeds from sale of property, plant and equipment	—	4.1	3.5
Purchase of molds and tooling	(3.1)	(4.6)	(6.6)
Purchase of marketable securities	(32.4)	—	—
Purchase of strategic investments	—	(3.5)	(7.2)
Acquisitions and divestitures, net of cash acquired	23.9	(344.5)	(34.5)

Cash used in investing activities	(141.6)	(466.3)	(346.7)

Cash flows from financing activities:
Repayment of long-term debt	(285.4)	(120.5)	(133.6)
Issuance of long-term debt	—	550.0	120.2
Proceeds from issuance of common stock and from exercise of stock options, net	411.1	7.3	248.7
Purchase of treasury stock	(7.3)	(5.8)	(4.5)
Debt issuance costs	—	(17.9)	(2.1)

Cash provided by financing activities	118.4	413.1	228.7

Net change in cash and cash equivalents	113.9	102.6	263.1
Cash and cash equivalents at beginning of period	504.4	401.8	138.7

Cash and cash equivalents at end of period	$618.3	$504.4	$401.8

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$(2.3)	$16.5	$5.7
Interest	$85.1	$82.3	$72.6
Non-cash transactions:
Stock issued for acquisitions	$—	$4.1	$90.8
Tax effect associated with hedging transactions	$(1.2)	$0.6	$—
Return of acquisition stock escrow shares to treasury	$—	$0.3	$—

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock						Accumulated
							Other
			Class A	Class B	Additional	Retained	Comprehensive	Treasury	Total
	Class A	Class B	Par	Par	Paid-in	Earnings	Income	Stock (At	Stockholders’
	Shares	Shares	Value	Value	Capital	(Deficit)	(Loss)	Cost)	Equity

	(In millions)
Balances at December 26, 1999	60.4	28.4	$0.6	$0.3	$449.5	$(231.3)	$—	$(5.9)	$213.2
Net income	—	—	—	—	—	273.1	—	—	273.1
Exercise of stock options and shares issued under stock purchase plan	0.9	—	—	—	4.5	—	—	4.2	8.7
Issuance of common stock	9.7	—	0.1	—	330.7	—	—	—	330.8
Tax effect of exercise of stock options	—	—	—	—	11.0	—	—	—	11.0
Conversion of common stock	11.1	(11.1)	0.1	(0.1)	—	—	—	—	—
Deferred compensation related to the grant of stock options	—	—	—	—	3.5	—	—	—	3.5
Purchase of treasury stock	(0.1)	—	—	—	—	—	—	(4.5)	(4.5)
Additional tax benefit from compensation related to lifting of restrictions on common stock owned by management investors	—	—	—	—	1.9	—	—	—	1.9

Balances at December 31, 2000	82.0	17.3	0.8	0.2	801.1	41.8	—	(6.2)	837.7
Net loss	—	—	—	—	—	(41.7)	—	—	(41.7)
Exercise of stock options and shares issued under stock purchase plan	0.8	—	—	—	(1.2)	—	—	8.5	7.3
Conversion of common stock	17.3	(17.3)	0.2	(0.2)	—	—	—	—	—
Issuance of common stock	0.2	—	—	—	4.1	—	—	—	4.1
Deferred compensation related to the grant of stock options	—	—	—	—	4.4	—	—	—	4.4
Purchase of treasury stock and other	(0.4)	—	—	—	—	—	—	(6.1)	(6.1)
Cash flow hedges	—	—	—	—	—	—	1.0	—	1.0
Tax effect of the exercise of stock options	—	—	—	—	1.3	—	—	—	1.3

Balances at December 30, 2001	99.9	—	1.0	—	809.7	0.1	1.0	(3.8)	808.0
Net loss	—	—	—	—	—	(2.5)	—	—	(2.5)
Exercise of stock options and shares issued under stock purchase plan	1.4	—	—	—	6.1	—	—	7.3	13.4
Issuance of common stock	16.2	—	0.2	—	397.5	—	—	—	397.7
Deferred compensation related to the grant of stock options	—	—	—	—	3.0	—	—	—	3.0
Purchase of treasury stock and other	(0.5)	—	—	—	—	—	—	(7.1)	(7.1)
Cash flow hedges	—	—	—	—	—	—	(2.1)	—	(2.1)
Tax effect of the exercise of stock options	—	—	—	—	4.8	—	—	—	4.8

Balances at December 29, 2002	117.0	—	$1.2	$—	$1,221.1	$(2.4)	$(1.1)	$(3.6)	$1,215.2

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background and Basis of Presentation

Background

      Fairchild Semiconductor International, Inc. (“Fairchild International” or the “Company”) designs, develops and markets analog, interface, discrete, standard logic, non-volatile memory and optoelectronic semiconductors through its wholly-owned subsidiary Fairchild Semiconductor Corporation (“Fairchild”). The Company is focused solely on multi-market products. Multi-market products are building block components for virtually all electronic devices, from sophisticated computers and internet hardware to telecommunications equipment to household appliances. Because of their basic functionality, these products provide customers with greater design flexibility and improve the performance of more complex devices or systems. Given such characteristics, its products have a wide range of applications and are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets.

      The Company is headquartered in South Portland, Maine and has manufacturing operations in South Portland, Maine, Loveland and Colorado Springs, Colorado, West Jordan, Utah, Mountaintop, Pennsylvania, Cebu, the Philippines, Penang, Malaysia, Kuala Lumpur, Malaysia, Singapore, Bucheon, South Korea and Wuxi, China.

Note 2 —	Summary of Significant Accounting Policies

Fiscal Year

      The Company’s fiscal year ends on the last Sunday in December. The Company’s results for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 consist of 52 weeks, 52 weeks, and 53 weeks, respectively.

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

Advertising

      Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 were not material to the consolidated financial statements.

Research and Development Costs

      The Company’s research and development expenditures are charged to expense as incurred.

Related Party Activity

      The Company was formed on March 10, 1997, for the purpose of purchasing the discrete, logic and non-volatile memory business of National Semiconductor Corporation (the Recapitalization). In conjunction with

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash, Cash Equivalents and Marketable Securities

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, and U.S. Government securities with maturities of no greater than 36 months. At December 29, 2002 and December 30, 2001, substantially all of the Company’s marketable securities are classified as available-for-sale. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, unrealized gains and losses on these investments are included as a separate component of stockholders’ equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense. At December 29, 2002, unrealized gains and losses were immaterial.

      Cash, cash equivalents and marketable securities as of December 29, 2002 and December 30, 2001 are as follows:

	December 29,	December 30,
	2002	2001

	(In millions)
Cash and cash equivalents	$618.3	$504.4
Short-term marketable securities	2.0	—
Long-term marketable securities	30.4	—

Total cash, cash equivalents and marketable securities	$650.7	$504.4

      The following is a summary of the investments in debt securities classified as current and long-term assets:

	December 29,	December 30,
	2002	2001

	(In millions)
Available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$27.0	$—
Corporate debt securities	5.4	—

Total cash, cash equivalents and marketable securities	$32.4	$—

      The amortized cost of available for sale securities approximated their fair value at December 29, 2002. Gross realized gains and losses on sales of available for sale securities were immaterial for the year ended December 29, 2002.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair value of available for sale securities by contractual maturity at December 29, 2002 are as follows:

Due in one year or less	$2.0
Due after one year through three years	30.4

$32.4

Inventories

      Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market.

Property, Plant and Equipment

      Property, plant and equipment is recorded at cost and is generally depreciated based upon the following estimated useful lives: buildings and improvements, ten to thirty years, and machinery and equipment, three to ten years. Depreciation is principally provided under the straight-line method. Software is depreciated over estimated useful lives ranging from three to ten years.

Investments

      Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in affiliates in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee.

      The Company assesses the need to record impairment losses on investments and record such losses when the impairment of an investment is determined to be other than temporary in nature. These impairment losses are reflected in “other income (expense), net” in the Company’s results of operations. During 2001, the Company recorded a $4 million charge to operations for the write-off of an equity investment.

Goodwill and Intangible Assets

      Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. In June 2001, the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather be tested annually for impairment. In accordance with SFAS No. 141, goodwill recorded in conjunction with the Company’s acquisition of Impala Linear Corporation in September 2001 was not amortized (See Note 16). In accordance with SFAS No. 142, the company ceased amortizing goodwill for the year ended December 29, 2002.

      Prior to adopting SFAS No. 142, goodwill and other acquisition-related intangibles were amortized on a straight-line basis over their estimated lives, which was generally three to fifteen years.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

      Other assets include deferred financing costs, which represent costs incurred related to the issuance of the Company’s long-term debt. The costs are being amortized using the effective interest method over the related term of the borrowings, which ranges from five to ten years, and are included in interest expense. Also included in other assets are mold and tooling costs. Molds and tools are amortized over their expected useful lives, generally one to three years.

Impairment of Goodwill and Long-Lived Assets

      Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the provisions of SFAS 142. The Company’s impairment review is based on a discounted cash flow approach at the segment reporting level that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The Company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

      Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS 144. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. The Company determines the discount rate for this analysis based on the expected internal rate of return for the related business and does not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows.

Currencies

      The Company’s functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, cash conversion of foreign currency and foreign currency transactions are included in current results. Unrealized and realized foreign currency gains (losses) were $2.6 million, $(2.0) million, and $(2.3) million for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

Foreign Currency Hedging

      The Company utilizes various derivative financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is the Company’s policy to use derivative financial instruments to protect against market risk arising from the normal course of business. The criteria the Company uses for designating an instrument as a hedge include the instrument’s effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions (See Note 17.)

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable. The Company maintains cash, cash equivalents and marketable securities with high credit quality financial institutions based upon the Company’s analysis of that

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial institution’s relative credit standing. The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computing, consumer, communications, automotive and industrial. The Company has adopted credit policies and standards to accommodate industry growth and inherent risk. The Company performs continuing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. Reserves are provided for estimated amounts of accounts receivable that may not be collected.

Fair Value of Financial Instruments

      The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Fair values of long term debt, interest rate swaps and caps, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information at the date of measurement (See Note 14.)

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

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In millions)
Basic weighted average common shares outstanding	108.1	99.6	97.5
Net effect of dilutive stock options based on the treasury stock method using the average market price	—	—	3.9

Diluted weighted average common shares outstanding	108.1	99.6	101.4

Net income (loss)	$(2.5)	$(41.7)	$273.1

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options to purchase 10,451,494, 4,547,384 and 7,478,080 shares of common stock were outstanding at December 29, 2002, December 30, 2001 and December 31, 2000, respectively, but were not included in the computation of diluted earnings per share because the effect of including such options would have been anti-dilutive. In addition, at December 29, 2002 and December 30, 2001, $6.9 million and $1.2 million were not included in the computation of net loss and 6,666,667 and 1,117,216, respectively, of potential common shares were not included in the computation of diluted earnings per share as a result of the assumed conversion of the convertible senior subordinated notes, because the effect would have been anti-dilutive.

Stock-Based Compensation

      The Company has stock option plans, which are described more fully in Note 7. The Company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and net income per common share if the company had applied the fair value based method of SFAS No. 123, Accounting for Stock-Based Compensation, to record expense for stock option compensation.

      The following table illustrates the effect on net income and earnings per share if the fair value based method has been applied to all outstanding and unvested awards in each period.

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In millions, except per share data)
Net income (loss), as reported	$(2.5)	$(41.7)	$273.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(75.8)	(66.3)	(33.5)

Pro forma net income (loss)	$(78.3)	$(108.0)	$239.6

Earnings per share:
Basic — as reported	$(0.02)	$(0.42)	$2.80

Basic — pro forma	$(0.72)	$(1.08)	$2.46

Diluted — as reported	$(0.02)	$(0.42)	$2.69

Diluted — pro forma	$(0.72)	$(1.08)	$2.46

      The weighted average fair value of options granted was $22.37 in 2002, $15.60 in 2001 and $37.55 in 2000. The fair value of each option grant for the Company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Expected volatility	60%	65%	60%
Dividend yield	—	—	—
Risk-free interest rate	3.87%	4.63%	6.32%
Expected life, in years	6.0	6.0	5.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

      Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 3 — Financial Statement Details

	December 29,	December 30,
	2002	2001

	(In millions)
Inventories
Raw materials	$21.6	$27.6
Work in process	149.8	129.7
Finished goods	37.4	51.8

	$208.8	$209.1

Property, plant and equipment
Land	$35.9	$26.9
Buildings and improvements	247.5	239.6
Machinery and equipment	1,121.6	960.2
Construction in progress	112.3	167.9

Total property, plant and equipment	1,517.3	1,394.6
Less accumulated depreciation	852.4	731.6

	$664.9	$663.0

Accrued expenses and other current liabilities
Payroll and employee related accruals	$26.0	$23.8
Accrued interest	24.3	33.8
Income taxes payable	15.8	1.7
Other	26.7	23.4

	$92.8	$82.7

Note 4 — Goodwill and Intangible Assets

      Effective December 31, 2001 the Company adopted SFAS No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangibles with indefinite lives are no longer amortized. Instead, the Company performed an annual test during the fourth quarter for impairment of these assets.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of acquired intangible assets as of December 29, 2002 is as follows:

	Period of	Gross Carrying	Accumulated
	Amortization	Amount	Amortization

	(In millions)
Identifiable intangible assets:
Developed technology	5 - 15 years	$223.2	$(55.3)
Customer base	8 years	55.8	(26.4)
Covenant not to compete	5 years	30.4	(22.7)
Trademarks and tradenames	4 years	24.9	(23.2)
Patents	4 years	5.3	(3.6)

Subtotal		339.6	(131.2)
Goodwill	—	230.1	—

Total		$569.7	$(131.2)

      The carrying amount of goodwill by reporting unit as of December 29, 2002 is as follows:

		Discrete
	Domestic	Power	Opto-
	Analog	Products	electronics	Total

	(In millions)
Balance as of December 29, 2002	$15.5	$159.9	$54.7	$230.1

      During the year, there were no changes to the carrying amount of goodwill due to acquisitions. In addition, the initial test for impairment of goodwill as required by SFAS No. 142 was completed during the first quarter, with an annual test completed during the fourth quarter. No impairment was indicated at either testing date. The fair values of the reporting units, for purposes of the annual impairment test, were estimated using discounted future cash flows. Identified reporting units which carry goodwill include domestic analog and discrete power products, which are included in the Analog and Discrete segments, respectively, and Optoelectronics, which does not meet the requirements of a reportable segment as defined in SFAS No. 131.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For comparative purposes, net income (loss) before goodwill amortization net of tax and related per share amounts for the Company for 2001 and 2000 are as follows (in millions, except per share amounts):

	Year Ended	Year Ended
	December 30,	December 31,
	2001	2000

Net income (loss):
Reported	$(41.7)	$273.1
Goodwill amortization	17.0	3.3
Less associated tax effects	(5.9)	—

Net income (loss) before goodwill amortization	$(30.6)	$276.4

Basic income (loss) per share:
Net income (loss)	$(0.42)	$2.80
Goodwill amortization	0.17	0.03
Less associated tax effects	(0.06)	—

Net income (loss) before goodwill amortization	$(0.31)	$2.83

Diluted income (loss) per share:
Net income (loss)	$(0.42)	$2.69
Goodwill amortization	0.17	0.03
Less associated tax effects	(0.06)	—

Net income (loss) before goodwill amortization	$(0.31)	$2.72

      The estimated amortization expense for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	In millions

Fiscal 2003	$33.2
Fiscal 2004	25.6
Fiscal 2005	23.7
Fiscal 2006	23.4
Fiscal 2007	18.2

Note 5 — Long-Term Debt

      Long-term debt consists of the following at:

	December 29,	December 30,
	2002	2001

	(In millions)
Revolving Credit Facility	$—	$—
Convertible senior subordinated notes	200.0	200.0
Senior subordinated notes	650.0	935.0
Other	3.2	3.6

Total long-term debt	853.2	1,138.6
Less current portion	(0.4)	(0.4)

Long-term portion	$852.8	$1,138.2

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility

      On June 6, 2000, Fairchild entered into a new Senior Credit Facilities Agreement (“Credit Agreement”) with a syndicate of financial institutions in order to refinance the facilities under an existing credit agreement. Under this refinancing, Fairchild converted approximately $117.8 million of outstanding senior term debt into a new revolving credit line (“Revolving Credit Facility”) with total borrowing capacity of $300.0 million and a maturity of June 6, 2004.

      In connection with the refinancing, Fairchild paid approximately $2.1 million in deferred financing costs and wrote-off $3.6 million of deferred financing costs associated with the retired term debt. Borrowings under the Credit Agreement accrue interest based on either the bank’s rate or the Eurodollar rate, at the option of the Company. The interest rate was approximately 3.4% and 3.6% for the Revolving Credit Facility at December 29, 2002 and December 30, 2001, respectively. The Revolving Credit Facility was undrawn during the year and at December 29, 2002. Borrowings under the Credit Agreement are secured by a pledge of common stock of the Company and its subsidiaries. At December 29, 2002, Fairchild had outstanding letters of credit totaling $0.8 million. These outstanding letters of credit reduce the amount available under the Revolving Credit Facility to $299.2 million. Fairchild pays a commitment fee of 0.5% per annum of the unutilized commitments under the Revolving Credit Facility.

Convertible Senior Subordinated Notes

      On October 31, 2001, Fairchild issued $200 million aggregate principal amount of 5.0% Convertible Senior Subordinated Notes due November 1, 2008. Interest on the notes is paid semi-annually on May 1 and November 1 of each year. The notes are guaranteed by the Company and its domestic subsidiaries. The notes are unsecured obligations and convertible, at the option of the holder, into common stock of the Company at a conversion price of $30.00 per share, subject to certain adjustments. The notes and the guarantees rank pari passu in right of payment with Fairchild Semiconductor Corporation’s existing senior subordinated notes and the guarantees thereof, and with any future senior subordinated indebtedness.

Senior Subordinated Notes

      On January 31, 2001, Fairchild issued $350.0 million of 10  1/2% Senior Subordinated Notes due February 1, 2009 (the “10 1/2% Notes”) at face value. Interest on the notes is paid semi-annually on February 1 and August 1 of each year, and the first interest payment was made on August 1, 2001. The 10 1/2% Notes are unsecured and are subordinated to all existing and future senior indebtedness of Fairchild. Fairchild may redeem the notes on or after February 1, 2005 and, prior to February 1, 2004, it may redeem up to 35% of the 10 1/2% Notes from the proceeds of certain equity offerings at redemption prices ranging from 100% to approximately 105% of the principal amount.

      On April 7, 1999, Fairchild issued $300.0 million of 10 3/8% Senior Subordinated Notes (the “10 3/8% Notes”) at face value. The 10 3/8% Notes pay interest on April 1 and October 1 of each year commencing October 1, 1999 and are due October 1, 2007. The 10 3/8% Notes are unsecured and are subordinated to all existing and future senior indebtedness of Fairchild. Until April 1, 2002, Fairchild can redeem an amount not to exceed 35% of the 10 3/8% Notes with proceeds raised from certain public equity offerings. On or after April 1, 2003, the 10 3/8% Notes are redeemable by Fairchild, in whole or in part, at redemption prices ranging from 100% to approximately 105% of the principal amount.

      On March 11, 1997, Fairchild issued $300.0 million of 10 1/8% Senior Subordinated Notes (the “10 1/8% Notes” and, together with the 10 3/8% Notes and the 10 1/2% Notes, the “Notes”) at face value. During December 2000, the Company repurchased 10 1/8% Notes with a face value of $15.0 million. On June 28, 2002, the company exercised the call provision to redeem the remaining $285.0 million of the 10 1/8% notes, at a price of 105.063% of face value. In connection with the redemption, the company had one-time charges totaling

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$22.1 million, including $14.5 million for the call premium and other transactions fees and $7.6 million non-cash write-off of deferred financing fees associated with the original bond offering.

      The payment of principal and interest on the Credit Agreement and the Notes is fully and unconditionally guaranteed by Fairchild International. Fairchild International is the parent company of Fairchild and currently conducts no business and has no significant assets other than the capital stock of Fairchild. Fairchild has seventeen direct subsidiaries and six indirect subsidiaries, of which four direct subsidiaries, Fairchild Semiconductor Corporation of California (“Fairchild California”), KOTA Microcircuits, Inc., QT Optoelectronics, Inc., and QT Optoelectronics are guarantors on the Credit Agreement and the Notes. The remaining direct and indirect subsidiaries are foreign-based and do not guarantee either the Credit Agreement or the Notes.

      The Company’s senior credit facility and the indentures under which the Notes were issued contain various restrictions and covenants. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions, with which the Company was in compliance at December 29, 2002. In addition, the senior credit facility contains covenants relating to financial ratios including a minimum interest coverage ratio and a maximum senior leverage ratio. Provided there are no further outstanding balances under the senior credit facility, compliance with these ratios is not required until March 31, 2003. The senior credit facility also limits the Company’s ability to modify its certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. In addition, the senior credit facility and the indentures governing all senior subordinated notes, contain additional restrictions limiting the ability of the Company’s subsidiaries to pay dividends or make advances to the Company. Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

(In millions)
2003	$0.4
2004	0.4
2005	0.4
2006	0.3
2007	300.3
Thereafter	551.4

$853.2

      At December 29, 2002, the Company also has approximately $14.9 million of undrawn credit facilities at certain of its foreign subsidiaries.

Note 6 — Income Taxes

      In conjunction with the acquisition of the power device business, the Korean government granted a ten year tax holiday to Fairchild Korea Semiconductor Ltd. The original exemption was 100% for the first seven years of the holiday and 50% for the remaining three years of the holiday. In Calendar 2000, the tax holiday was extended such that the exemption amounts were increased to 75% in the eighth year and a 25% exemption was added to the eleventh year. Taxes exempted include income taxes, dividend withholding taxes, acquisition tax, registration tax, property tax and aggregate land tax. As such, no current provision for income taxes for Korea has been provided. The tax holiday increased net income by $16.7 million, or $0.15 per diluted common share for the year ended December 29, 2002, $3.2 million or $0.03 per diluted common share for the year ended December 30, 2001 and $32.0 million or $0.32 per diluted common share for the year ended December 31, 2000.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total income tax benefit for income taxes was allocated as follows:

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In millions)
Income tax benefit attributable to income (loss) from continuing operations	$(13.9)	$(22.4)	$(2.4)
Noncurrent intangible assets, for the initial recognition of acquired tax benefits that were previously included in the valuation allowance	—	—	(5.3)
Stockholders’ equity, for recognition of compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(4.8)	(1.3)	(12.9)
Other comprehensive income, for unrealized gains on hedging transactions	(1.2)	0.6	—

	$(19.9)	$(23.1)	$(20.6)

      The provision (benefit) for income taxes attributable to income from continuing operations for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 consisted of the following:

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In millions)
Income (loss) before income taxes:
U.S	$(112.9)	$(94.3)	$113.8
Foreign	96.5	30.2	156.9

	$(16.4)	$(64.1)	$270.7

Income tax provision (benefit):
Current:
U.S. federal	$(1.8)	$(5.9)	$8.3
U.S. state and local	0.7	—	0.7
Foreign	13.0	4.1	16.9

	11.9	(1.8)	25.9
Deferred:
U.S. federal	(20.8)	(16.0)	(25.4)
U.S. state and local	(2.9)	(2.4)	(2.4)
Foreign	(2.1)	(2.2)	(0.5)

	(25.8)	(20.6)	(28.3)
Total income tax provision (benefit):
U.S. federal	(22.6)	(21.9)	(17.1)
U.S. state and local	(2.2)	(2.4)	(1.7)
Foreign	10.9	1.9	16.4

	$(13.9)	$(22.4)	$(2.4)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate on income (loss) from continuing operations is as follows:

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes (benefit), net of federal benefit	11.3	2.5	3.2
Foreign tax rate differential and US tax on repatriation	24.1	0.1	(13.3)
Exempt foreign sales income	—	3.8	—
Non-deductible expenses including goodwill amortization	(0.5)	(2.6)	1.1
Change in valuation allowance	14.8	(3.8)	(26.9)

	84.7%	35.0%	(0.9)%

      The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 29, 2002 and December 30, 2001 are presented below:

	December 29,	December 30,
	2002	2001

	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$90.1	$50.8
Reserves and accruals	27.5	17.0
Intangibles, primarily intellectual property	8.9	17.1
Tax credit and capital allowance carryovers	2.4	6.8
Unrealized loss on hedging transactions	0.6	—

Total gross deferred tax assets	129.5	91.7
Valuation allowance	(1.3)	(3.8)

Net deferred tax assets	128.2	87.9
Deferred tax liabilities:
Unrealized gain on hedging transactions	—	(0.6)
Plant and equipment	(18.5)	(9.4)

Total deferred tax liabilities	(18.5)	(10.0)

Net deferred tax assets	$109.7	$77.9

      The deferred tax valuation allowance decreased by $2.5 million and increased by $2.5 million for the years ended December 29, 2002 and December 30, 2001, respectively. In assessing the realizability of deferred tax assets, the Company considered its current and future taxable earnings and the expected timing of the reversal of temporary differences. During 2000, the Company reversed all of the valuation allowance associated with its domestic deferred tax assets, with the exception of foreign tax credits, as the Company believes that the deferred tax assets will more likely than not be realized. Foreign tax credits were expensed in 2002. Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net operating loss and research and development credit carryforwards totaled $239.2 million and $1.2 million, respectively, as of December 29, 2002. The net operating losses expire in 2018 through 2022. The research and development credits expire in varying amounts in 2012 through 2022. During 2002, the Company applied for alternative minimum tax credit refunds totaling $2.2 million, of which $2.0 million were received by year end. In addition, the Company has Malaysian unabsorbed capital allowances of approximately $4.7 million, which can be used to offset future year’s taxable income of that Malaysian subsidiary.

      The Company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the Company experiences an ownership change. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three year period. In 2000, the Company experienced an ownership change as a result of the follow-on public offering; such ownership change did not result in a material limitation on the utilization of the loss and credit carryforwards. As of December 29, 2002, the company has not undergone a second ownership change.

      Deferred income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiaries, which aggregated approximately $293.4 million at December 29, 2002. The Company plans to reinvest all such earnings for future expansion. The undistributed earnings will be subject to U.S. taxation upon repatriation as dividends to the U.S. parent. The amount of taxes attributable to these undistributed earnings is not practicably determinable.

      Based on projections of taxable income over the next several years, and considering the limitations imposed by section 382, we believe that none of the loss carry forwards will expire unused. Based upon the level of historical income and the projections for future taxable income over the periods in which the deductible temporary differences are deductible, we believe it is more likely than not that the company will realize the benefits of the deductible temporary differences. In order to fully realize the deferred tax assets, the company will need to generate $311 million of aggregate future taxable income prior to the expiration of the carryforward periods, which occur in the years 2018 through 2022.

Note 7 —	Stock Based Compensation

      The Company has two stock option plans. Under the Fairchild Semiconductor Restated Stock Option Plan (Restated Plan), executives, key employees and non-employee directors may be granted options to purchase shares of the Company’s authorized but unissued common stock. The Company also has a stock option plan (the 2000 Executive Stock Option Plan), under which key executives, including officers, may be granted stock options.

      Under the Restated Plan, the Company may grant options for up to 23,746,327 of Class A common stock. At December 29, 2002, 19,918,089 options were outstanding and 621,540 were available to be granted. Options granted under the Plans may be either (a) options intended to constitute incentive stock options (“ISOs”) under the Internal Revenue Code or (b) non-qualified stock options. At its regularly scheduled meeting in February 2003, the board of directors amended the plan and approved options or other awards covering an additional 3,626,956 shares.

      The establishment of an exercise price of each option granted under the Restated Plan is determined by a Committee of the Company’s Board of Directors (the “Committee”). The maximum term of any option is ten years from the date of grant for incentive stock options and ten years and one day from the date of grant for non-qualified stock options. Options granted under the Plan are exercisable at the determination of the Committee, generally vesting ratably over approximately four years.

      Under the 2000 Executive Stock Option Plan, the Company may grant options for up to 1,671,669 shares of common stock. At December 29, 2002, 1,601,827 shares were outstanding and 69,842 shares were available to be granted. Options granted under the Plan are intended to be non-qualified options. The exercise price and term of each option granted under the 2000 Executive Plan is determined by the Committee. Options granted under the 2000 Executive Plan are exercisable at the determination of the Committee. Individuals receiving

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options under the Plan may not receive in any one year options to purchase more than 1,500,000 shares of common stock.

      During 2001, the Company implemented a voluntary stock option exchange program for the 2000 Executive Stock Option Plan. Under the program, executives could elect to have their outstanding options cancelled on August 13, 2001. New stock options were issued to replace cancelled options on February 22, 2002 at the then fair market value of $23.80 per share. The number of replacement options that were issued were equal to 55% of the options surrendered.

      A summary of the status of the Company’s stock option plans as of December 29, 2002, December 30, 2001, and December 31, 2000, and changes during the periods then ended are presented in the table below:

	Year Ended

	December 29, 2002		December 30, 2001		December 31, 2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding at beginning of year	15,309	$18.80	13,362	$26.07	6,964	$9.60
Granted	8,536	22.37	6,501	15.60	7,723	37.55
Exercised	(907)	8.47	(380)	5.42	(783)	5.22
Canceled	(1,418)	22.34	(4,174)	38.51	(542)	17.97

Outstanding at end of year	21,520	$20.41	15,309	$18.80	13,362	$26.07

Exercisable at end of year	6,732	$18.22	4,490	$14.53	2,358	$7.96
Weighted average fair value of options granted		$14.02		$10.99		$24.23

      Information with respect to stock options outstanding and stock options exercisable at December 29, 2002 is as follows:

Options Outstanding				Options Exercisable

	(000’s)	Weighted-Average		(000’s)
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.13 - 0.13	1,060	3.8	$0.13	1,052	$0.13
$10.00 - 15.00	2,920	7.4	11.41	1,265	10.37
$15.01 - 22.00	6,412	7.5	16.37	2,215	17.01
$22.01 - 33.00	7,600	9.0	23.56	423	24.95
$33.01 - 49.00	3,528	7.4	34.58	1,777	34.41

	21,520	7.8	$20.41	6,732	$18.22

      The Company maintains the Fairchild Semiconductor International, Inc. Employee Stock Purchase Plan, which started on April 1, 2000. The stock purchase plan authorizes the issuance of up to 4,000,000 shares of common stock in quarterly offerings to eligible employees at a price that is equal to 85 percent of the lower of the common stock’s fair value at the beginning or the end of a quarterly period. During 2002 and 2001, 394,643 and 437,362 shares, respectively, were issued under the stock purchase plan at a weighted average per share price of $13.86 and $12.05, respectively.

      The Company accounts for its stock-based compensation plans in accordance with the provisions of APB No. 25. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. During 2000, the Company granted 5,000 stock options, with exercise prices less than the market price of the underlying stock on the date of the grant, and recorded total deferred compensation of $0.2 million. No such options were granted during 2001 or 2002.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Retirement Plans

      The Company sponsors the Fairchild Personal Savings and Retirement Plan (the “Retirement Plan”), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the United States. The Company provides a matching contribution equal to 75% of employee elective deferrals up to a maximum of 6% of an employee’s annual compensation. The Company also maintains a non-qualified Benefit Restoration Plan, under which employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The Company matches employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. During 2001 and throughout 2002, the 401(k) match was suspended for substantially all employees.

      Total expense recognized under these plans was $0.7 million, $4.0 million, and $4.4 million for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

      Employees in Korea who have been with the Company for over one year are entitled by Korean law to receive lump-sum payments upon termination of their employment. The payments are based on current rates of pay and length of service through the date of termination. It is the Company’s policy to accrue for this estimated liability as of each balance sheet date. Amounts recognized as expense were $6.4 million, $5.6 million, and $6.3 million for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

      Employees in Malaysia participate in a defined contribution plan. The Company has funded accruals for this plan in accordance with statutory regulations in Malaysia. Contributions made by the Company under this plan were $1.8 million, $1.9 million, and $2.2 million, for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

      Employees in the Philippines participate in a defined benefit plan. The benefits are based on years of service and a multiple of the employee’s final monthly salary. The Company’s funding policy is to contribute annually the amount necessary to maintain the plan on an actuarially sound basis. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The contributions made for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively were not material to the consolidated financial statements.

      Employees in England, Italy, Germany, Hong Kong, China, Singapore and Japan are also covered by a variety of defined benefit and or defined contribution pension plans that are administered consistent with local statutes and practices. The contributions made under each of the respective plans for 2002, 2001, and 2000 were not material to the consolidated financial statements.

      Certain executives of the Company are eligible for post-retirement health benefits, which are being accrued ratably over the three year term of the related employment agreements entered into by the executives with the Company in Calendar 2000. At December 29, 2002, the accrual for post-retirement health benefits is not material to the consolidated financial statements.

Note 9 — Lease Commitments

      Rental expense related to certain facilities and equipment of the Company’s plants was $23.7 million, $21.9 million and $16.1 million the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments under noncancelable operating leases as of December 29, 2002 are as follows:

Year ended December,	(In millions)

2003	22.7
2004	17.4
2005	8.7
2006	6.2
2007	4.2
Thereafter	31.8

$91.0

Note 10 — Stockholders’ Equity

Preferred Stock

      Under the Company’s Restated Certificate of Incorporation, the Company’s Board of Directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 29, 2002 and December 30, 2001, no shares were issued.

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

      Effective March 7, 2001, affiliates of Citigroup Inc., one of the Company’s principal stockholders, converted 17,281,000 shares of Class B Common Stock into an equal number of shares of Class A Common Stock. As a result, no Class B Common Stock shares were outstanding at December 29, 2002 and December 30, 2001. Total common shares outstanding were not affected by this transaction. Shares of the Company’s Class A Common Stock and Class B Common Stock are identical in all respects, except that Class B shares have no voting rights, other than as provided by law, and there is no public market for Class B shares.

      Under a shelf registration statement filed with the Securities and Exchange Commission on December 18, 2000, the Company may issue up to 10,000,000 shares of additional common stock. Shares of stock covered by this shelf registration statement may be issued from time to time by Fairchild International in connection with strategic acquisitions of other businesses, assets or securities, authorized by the company’s board of directors. The amounts, prices and other terms of share issuances would be determined at the time of particular transactions.

Public Offerings

      On May 30, 2002, the Company completed a follow-on public offering of 20,000,000 shares of its Class A Common Stock at a price to the public of $25.65 per share. On June 20, 2002, the underwriters of the offering

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On January 25, 2000, the Company completed a follow-on public offering of 23,500,000 shares of its Class A Common Stock at a price of $33.4375 per share. In addition, the Company sold 1,410,000 shares and 2,115,000 shares were sold by an existing stockholder pursuant to the underwriter’s overallotment option. The underwriting discount was $1.50 per share. The 23,500,000 shares included 6,140,880 newly issued shares sold by the Company and 17,359,120 shares sold by existing stockholders, including all remaining shares owned by National Semiconductor, the Company’s former parent. The Company did not receive any proceeds from shares sold by existing stockholders. The net proceeds to the Company after the underwriting discount and other related expenses were approximately $240.0 million.

Note 11 — Restructuring and Impairments

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

      During 2002, the Company recorded pre-tax restructuring and impairment charges of $12.2 million. Employee separation costs of $3.6 million and $7.0 million were recorded in the first and fourth quarters, respectively. The charges for employee separation arrangements provided for severance and other benefits associated with approximately 295 salaried and hourly employees severed as a result of these actions. The affected employees, who worked in production, engineering, sales and marketing and administration, were located in the United States, Europe, and Japan. Also in the fourth quarter, a $1.6 million impairment charge was recorded relating to the closure of our Carlsbad, California office.

      During 2001, the Company recorded pre-tax restructuring and impairment charges of $21.4 million. In the first quarter, the Company recorded an $8.3 million charge for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine. At December 30, 2001, substantially all of these assets have been disposed of. Employee separation costs of $1.2 million, $3.9 million, $0.8 million and $7.2 million were recorded in the first, second, third and fourth quarters, respectively. The charges for employee separation arrangements provided for severance and other benefits associated with the approximately 1,000 salaried, hourly and temporary employees severed as a result of these actions. The affected employees, who worked in production, engineering, sales and marketing and administration, were located in the United States, the Philippines, Malaysia, and Europe.

      Restructuring and impairments in 2000 include gains in the first quarter resulting from additional funds received in connection with the sale of the Company’s former Mountain View, California facility ($3.5 million) and the adjustment of restructuring reserves upon final execution of several prior year actions ($2.1 million).

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the previously mentioned restructuring and impairment charges for 2000 through 2002 (in millions):

Accrual balance as of December 31, 2000	$—
Accrual	21.4
Cash payments	(9.7)
Non-cash items	(10.4)

Accrual balance as of December 30, 2001	$1.3
Accrual	12.2
Cash payments	(8.9)
Non-cash items	(0.5)

Accrual balance as of December 29, 2002	$4.1

      All 2001 restructuring accruals were paid in 2002. The Company expects to complete payment of 2002 restructuring accruals within the next three months.

Note 12 — Related Party Transactions

      The Company provides contract manufacturing services to National Semiconductor, who used to hold an equity interest in the Company. On January 25, 2000, National Semiconductor sold its remaining ownership interest in the Company and, as such, is no longer a related party.

Note 13 — Contingencies

      The Company adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires that the Company recognize the fair value of guarantee and indemnification arrangements issued or modified by the Company after December 31, 2002, if these arrangements are within the scope of that Interpretation. In addition, under previously existing generally accepted accounting principles, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

      In support of a bank line of credit made by a strategic equity investee, the Company has issued a $3.0 million standby letter of credit. The Company would be required to perform in the event of a default on the bank line of credit of the equity investee. As recourse, the Company has received a promise to grant a security interest in the proceeds of certain intellectual property. As of December 29, 2002, no amounts have been accrued for any estimated losses under the obligation, as it is probable that the equity investee will make all scheduled payments under the bank line of credit.

      The Company has issued a $2.0 million guarantee of the existing indebtedness of a strategic technical partner. The guarantee arose in consideration for fully paid-up and royalty free licenses covering usage of certain intellectual property. The Company would be required to perform in the event of a default by the licensor. As recourse, the Company has received a security interest in certain intellectual and other property. As of December 29, 2002, no amounts have been accrued for any estimated losses under the obligation, as it is probable that the strategic partner will make all scheduled payments under the existing indebtedness.

      The Company’s facilities in South Portland, Maine and West Jordan, Utah have ongoing remediation projects to respond to certain releases of hazardous substances that occurred prior to the Recapitalization. Pursuant to the Asset Purchase Agreement with National Semiconductor, National Semiconductor has

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreed to indemnify the Company for the future costs of these projects. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented.

      The Company’s former Mountain View, California, facility is located on a contaminated site under the Comprehensive Environmental Response, Compensation and Liability Act. Under the terms of the Acquisition Agreement with Raytheon Company, Raytheon Company has assumed responsibility for all remediation costs or other liabilities related to historical contamination. The purchaser of the Mountain View, California property received an environmental indemnity from us similar in scope to the one we received from Raytheon.

      The Company’s facility in Mountaintop, Pennsylvania has an ongoing remediation project to respond to releases of hazardous materials that occurred prior to acquisition of the discrete power products (DPP) business from Intersil Corporation. Under the Asset Purchase Agreement with Intersil, Intersil indemnified the Company for specific environmental issues.

      In addition, in the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these additional matters at December 29, 2002. It is management’s opinion that after final disposition, any monetary liability or financial impact to the Company would not be material to the Company’s financial position, annual results of operations or cash flows.

Note 14 — Financial Instruments

Fair Value and Notional Principal of Derivative Financial Instruments

      The table below shows the fair value and notional principal of the Company’s derivative financial instruments as of December 29, 2002 and December 30, 2001. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the Company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 29, 2002 and December 30, 2001. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

	December 29, 2002			December 30, 2001

	Notional	Carrying	Estimated	Notional	Carrying	Estimated
	Principal	Amount	Fair Value	Principal	Amount	Fair Value

(In millions)
Foreign currency exchange contracts	$70.2	$(1.7)	$(1.7)	$78.0	$1.6	$1.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      A summary table of estimated fair values of other financial instruments is as follows:

	December 29, 2002		December 30, 2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In millions)
Long-Term Debt:
Senior subordinated notes	$650.0	$696.1	$935.0	$964.8
Convertible Senior Subordinated Notes	200.0	180.2	200.0	235.4
Term loans	3.2	3.2	3.6	3.6
Revolving Credit Facility borrowings	—	—	—	—

Note 15 — Operating Segment and Geographic Information

      Fairchild designs, develops, manufactures and markets high performance multi-market semiconductors. The Company is currently organized into three reportable segments: Analog and Mixed Signal Products Group, Discrete Products Group and Logic and Memory Products Group.

      The Company has determined that its Optoelectronics Group does not meet the threshold for a separate reportable segment under SFAS No. 131, and accordingly these segments’ results are included as part of the “Other” category for all periods presented. Management evaluates the contract manufacturing business differently than its other operating segments due in large part to the fact that it is predominantly driven by contractual agreements for limited time periods entered into with National Semiconductor and Samsung Electronics.

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

      The Company does not specifically identify and allocate all assets by operating segment. It is the Company’s policy to fully allocate depreciation and amortization to its operating segments. Operating segments do not sell products to each other, and accordingly, there are no inter-segment revenues to be reported. The accounting policies for segment reporting are the same as for the Company as a whole.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Statement of operations information on reportable segments for 2002, 2001, and 2000 is as follows:

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In millions)
Revenue and Operating Income (Loss):
Analog and Mixed Signal Products Group
Trade revenue	$358.8	$324.2	$405.6
Operating income	27.8	2.5	44.8

Discrete Products Group
Trade revenue	$735.4	$664.6	$749.0
Operating income	45.4	28.5	129.7

Logic and Memory Products Group
Trade revenue	$195.7	$283.4	$470.9
Operating income	0.9	22.3	112.5

Other
Trade revenue	$74.6	$66.7	$56.1
Contract manufacturing revenue	47.4	68.8	101.6
Operating income (loss)(1)	(2.9)	(24.8)	40.9

Total Consolidated
Trade revenue	$1,364.5	$1,338.9	$1,681.6
Contract manufacturing revenue	47.4	68.8	101.6
Operating income	71.2	28.5	327.9

(1)	Other includes in 2002, $1.7 million of in-process research and development costs associated with the Company’s acquisitions of I-Cube and SPT, $12.2 million for restructuring; in 2001, $13.8 million of in-process research and development costs associated with the Company’s acquisitions of DPP and Impala Linear Corporation, and $21.4 million for restructuring; in 2000, a $3.5 million gain resulting from additional funds received in connection with the sale of the Company’s former Mountain View, California facility, a $2.1 million gain for the adjustment of restructuring reserves upon final execution of several prior year actions and $9.0 million of in-process research and development costs associated with the Company’s QT Optoelectronics, KOTA and Micro Linear acquisitions.

      Depreciation and amortization by reportable operating segment were as follows:

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In millions)
Analog and Mixed Signal Products Group	$40.7	$36.6	$33.8
Discrete Products Group	91.3	84.8	58.1
Logic and Memory	29.5	43.1	52.1
Other	10.0	14.6	7.1

Total	$171.5	$179.1	$151.1

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Geographic revenue information is based on the locations of the selling entities within the indicated geographic areas. No individual foreign country except Korea is material to total revenues.

      Revenues by geographic region were as follows:

	Year Ended

	December 29,	December 30,	December 31,
	2002	2001	2000

	(In millions)
Total Revenues:
United States	$191.7	$244.6	$396.5
Other North America	53.4	80.2	73.8
Korea	304.4	264.8	321.0
Asia/Pacific	712.3	637.3	764.9
Europe	150.1	180.8	227.0

Total	$1,411.9	$1,407.7	$1,783.2

      In 2002, 2001 and in 2000, sales to Samsung Electronics accounted for 11.5%, 10.1% and 8.9%, respectively, of the Company’s total revenues.

      Geographic property, plant and equipment balances as of December 29, 2002 and December 30, 2001 are based on the physical locations within the indicated geographic areas and are as follows:

	December 29,	December 30,
	2002	2001

	(In millions)
Property, Plant & Equipment, Net:
United States	$333.5	$326.3
Korea	196.9	190.6
Philippines	50.3	57.5
Malaysia	55.1	71.3
All Others	29.1	17.3

Total	$664.9	$663.0

Note 16 — Acquisitions and Divestures

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

      The transaction was accounted for as a purchase and the acquired business’s results of operations since the date of acquisition have been included in the accompanying statement of operations. In connection with the SPT purchase, the Company recorded a non-recurring charge of $0.7 million for in-process research and development. The remaining purchase price was allocated to various tangible and identifiable intangible assets, which will be amortized over their estimated useful lives of 5 years.

      On March 20, 2002, the Company completed its acquisition of the cross-point switch product line and associated intellectual property of I-Cube, Inc. (I-Cube) for approximately $1.0 million in cash. Cross-point switch products are critical to Internet infrastructure, data communications, telecommunications, broadcast

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

video, test equipment and digital signal processing. The transaction was accounted for as a purchase and the acquired product line’s results of operation since the date of acquisition have been included in the accompanying statement of operations. The purchase price was allocated entirely to in-process research and development.

      On March 20, 2002, the Company sold its military and space-related discrete power product line to International Rectifier Corporation for approximately $29.6 million in cash. As a result of the sale, the Company recorded a gain of $21.1 million, which was net of the assets acquired by International Rectifier, transaction fees and other exit costs associated with the sale.

      On September 5, 2001, the Company completed its acquisition of Impala Linear Corporation (Impala) for approximately $4.6 million, subject to post-closing adjustments, paid in the Company’s common stock. Impala designs analog power management semiconductors for a wide range of portable devices including laptops, MP3 players, cell phones, portable test equipment and PDA’s. The transaction was accounted for as a purchase and the acquired business’s results of operations since the date of acquisition have been included in the accompanying statement of operations. The purchase price has been allocated based on estimated fair values at the date of acquisition. In connection with the Impala acquisition, the Company recorded a $1.0 million charge for in-process research and development. The allocation resulted in acquired goodwill of approximately $5.1 million.

      On March 16, 2001, the Company completed its acquisition of DPP for a purchase price of approximately $344.2 million in cash, including related acquisition expenses, subject to post-closing adjustments. DPP was a leading provider of silicon-based discrete power devices for the computer, communications, industrial, automotive, and space and defense end-user markets. The transaction was accounted for as a purchase and DPP’s results of operations since the date of acquisition have been included in the accompanying statement of operations. The purchase price has been allocated based on estimated fair values at the date of acquisition. In connection with the DPP acquisition, the Company recorded a charge of $12.8 million for in-process research and development. The allocation resulted in acquired goodwill of approximately $166.1 million, with the remainder of the purchase price in excess of the fair value of net tangible assets allocated to various other intangible assets.

      On September 8, 2000, the Company completed its acquisition of the power management business of Micro Linear Corporation (Micro Linear) for a purchase price of approximately $11.0 million in cash. Micro Linear’s power management business consists of analog products including offline power switches, low power battery management, video filters and bus terminators. The transaction was accounted for as a purchase and Micro Linear’s results of operations since the date of acquisition have been included in the accompanying statements of operations. In connection with the Micro Linear acquisition, the Company recorded a charge of $3.3 million for in-process research and development. The purchase price in excess of the fair value of net tangible and identifiable intangible assets was recorded as goodwill in the amount of $3.2 million.

      On September 8, 2000, the Company also completed its acquisition of KOTA Microcircuits, Inc. (KOTA) for approximately $12.1 million, paid in the Company’s common stock. For the KOTA acquisition, the Company issued 247,192 shares of common stock with 59,034 held in escrow. KOTA designs manufactures and markets high-performance operational amplifiers and other standard linear products. The transaction was accounted for as a purchase and KOTA’s results of operations since the date of acquisition have been included in the accompanying statements of operations. In connection with the KOTA acquisition, the Company recorded a charge of $2.5 million for in-process research and development. The purchase price in excess of the fair value of net tangible and identifiable intangible assets was recorded as goodwill in the amount of $8.1 million.

      On May 28, 2000, the Company completed its acquisition of QT Optoelectronics, Inc. (QTO) for approximately $92.0 million, 86.6 percent paid in the Company’s common stock (1,918,002 shares) with the

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remainder paid in cash. In addition, in conjunction with the acquisition, the Company assumed and immediately repaid $14.0 million of QTO’s long-term debt. QTO designs, manufactures and markets LED lamps and displays, infrared components, custom optoelectronics and optocouplers and is the world’s largest independent company solely focused on optoelectronics. The transaction was accounted for as a purchase and QTO’s results of operations since the date of acquisition have been included in the accompanying statements of operations. In connection with the QTO acquisition, the Company recorded a charge of $3.2 million for in-process research and development. The remaining purchase price in excess of the fair value of net tangible assets was recorded as goodwill in the amount of $60.3 million and to various other intangible assets.

      All acquisitions completed for 2002, 2001 and 2000 are immaterial and, therefore, no pro forma results of operations are presented.

Note 17 — Derivatives

      Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, and SFAS No. 138 Accounting for Certain Derivatives and Hedging Activities — An Amendment of FASB Statement No. 133, which modified certain provisions of SFAS No. 133. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. The Company utilizes fair value hedges, as defined by SFAS No. 133 and SFAS No. 138, to hedge certain foreign currency balance sheet exposures and cash flow hedges to hedge certain foreign currency forecasted revenue streams. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

      The Company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro and the Japanese yen. The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures.

      Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, had no impact on earnings for the years ended December 29, 2002 and December 30, 2001. No cash flow hedges were derecognized or discontinued in 2002 or 2001.

      The adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, resulted in no cumulative adjustment to income or OCI as no cash flow derivative instruments were outstanding at December 31, 2000.

Note 18 — Condensed Consolidated Financial Statements

      Fairchild International and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under the Senior Subordinated Notes. Accordingly, presented below are condensed consolidating balance sheets of Fairchild International as of December 29, 2002 and December 30, 2001 and related condensed consolidating statements of operations and cash flows for 2002, 2001, and 2000.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 29, 2002

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$593.4	$—	$24.9	$—	$618.3
Short term marketable securities	—	2.0	—	—	—	2.0
Accounts receivable, net	—	24.4	1.3	124.9	—	150.6
Inventories	—	106.5	16.9	85.4	—	208.8
Deferred income taxes	—	26.8	0.8	0.5	—	28.1
Other current assets	—	3.8	0.1	8.6	—	12.5

Total current assets	—	756.9	19.1	244.3	—	1,020.3
Property, plant and equipment, net	—	268.9	64.6	331.4	—	664.9
Deferred income taxes	5.9	72.3	12.7	(9.3)	—	81.6
Intangible assets, net	—	13.6	287.5	137.4	—	438.5
Long-term marketable securities	—	30.4	—	—	—	30.4
Investment in subsidiary	1,210.4	1,010.6	156.0	14.4	(2,391.4)	—
Other assets	—	39.4	1.7	11.3	—	52.4

Total assets	$1,216.3	$2,192.1	$541.6	$729.5	$(2,391.4)	$2,288.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$0.4	$—	$—	$—	$0.4
Accounts payable	—	50.7	3.9	59.1	—	113.7
Accrued expenses and other current liabilities	—	59.8	4.6	28.4	—	92.8

Total current liabilities	—	110.9	8.5	87.5	—	206.9
Long-term debt, less current portion	—	852.8	—	—	—	852.8
Net intercompany (receivable) payable	—	15.9	(50.8)	34.9	—	—
Other liabilities	—	3.2	1.7	8.3	—	13.2

Total liabilities	—	982.8	(40.6)	130.7	—	1,072.9

Commitments and contingencies
Stockholders’ equity:
Class A common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,221.1	—	—	—	—	1,221.1
Retained earnings (deficit)	(2.4)	1,210.4	582.2	598.8	(2,391.4)	(2.4)
Accumulated other comprehensive loss	—	(1.1)	—	—	—	(1.1)
Less treasury stock (at cost)	(3.6)	—	—	—	—	(3.6)

Total stockholders’ equity	1,216.3	1,209.3	582.2	598.8	(2,391.4)	1,215.2

Total liabilities and stockholders’ equity	$1,216.3	$2,192.1	$541.6	$729.5	$(2,391.4)	$2,288.1

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 29, 2002

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Revenue:
Net sales — trade	$—	$206.8	$3.6	$1,154.1	$—	$1,364.5
Net sales — intercompany	—	918.2	145.8	369.5	(1,433.5)	—
Contract manufacturing	—	36.4	—	11.0	—	47.4

Total revenue	—	1,161.4	149.4	1,534.6	(1,433.5)	1,411.9
Operating expenses:
Cost of sales — trade	—	60.1	3.0	961.7	—	1,024.8
Cost of sales — intercompany	—	923.2	142.0	368.3	(1,433.5)	—
Cost of contract manufacturing	—	30.8	—	6.1	—	36.9
Research and development	—	35.3	22.3	24.6	—	82.2
Selling, general and administrative	—	57.7	39.7	47.7	—	145.1
Amortization of acquisition-related intangibles	—	—	9.3	28.5	—	37.8
Purchased in-process research and development	—	1.0	0.7	—	—	1.7
Restructuring and impairments	—	7.4	2.4	2.4	—	12.2

Total operating expenses	—	1,115.5	219.4	1,439.3	(1,433.5)	1,340.7

Operating income (loss)	—	45.9	(70.0)	95.3	—	71.2
Interest expense	—	99.2	—	—	—	99.2
Interest income	—	(11.4)	(0.2)	(1.0)	—	(12.6)
Other (income) expense, net	—	22.1	(21.1)	—	—	1.0
Equity in subsidiary (income) loss	2.5	(42.0)	(64.3)	—	103.8	—

Income (loss) before income taxes	(2.5)	(22.0)	15.6	96.3	(103.8)	(16.4)
Provision (benefit) for income taxes	—	(19.5)	(0.4)	6.0	—	(13.9)

Net income (loss)	$(2.5)	$(2.5)	$16.0	$90.3	$(103.8)	$(2.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 29, 2002

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by operating activities:	$—	$70.4	$5.5	$61.2	$137.1

Investing activities:
Capital expenditures	—	(63.2)	(5.5)	(61.3)	(130.0)
Purchase of molds and tooling	—	—	—	(3.1)	(3.1)
Purchase of long-term marketable securities	—	(30.4)	—	—	(30.4)
Purchase of strategic investments	—	(2.0)	—	(2.0)
Acquisitions and divestitures, net of cash acquired	—	23.9	—	—	23.9
Investment (in) from affiliate	(403.8)	403.8	—	—	—

Cash provided by (used in) investing activities	(403.8)	332.1	(5.5)	(64.4)	(141.6)

Financing activities:
Repayment of long-term debt	—	(285.4)	—	—	(285.4)
Proceeds from issuance of common stock and from exercise of stock options, net	411.1	—	—	—	411.1
Purchase of treasury stock	(7.3)	—	—	—	(7.3)

Cash provided by (used in) financing activities	403.8	(285.4)	—	—	118.4

Net change in cash and cash equivalents	—	117.1	—	(3.2)	113.9
Cash and cash equivalents at beginning of period	—	476.3	—	28.1	504.4

Cash and cash equivalents at end of period	$—	$593.4	$—	$24.9	$618.3

Supplemental Cash Flow Information:
Cash paid (received), net during the period for:
Income taxes	$—	$(6.0)	$—	$3.7	$(2.3)

Interest	$—	$85.1	$—	$—	$85.1

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 30, 2001

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$476.3	$—	$28.1	$—	$504.4
Accounts receivable, net	—	31.8	1.4	100.4	—	133.6
Inventories	—	113.9	21.0	74.2	—	209.1
Deferred income taxes	—	15.2	0.8	0.4	—	16.4
Other current assets	—	3.9	0.1	8.0	—	12.0

Total current assets	—	641.1	23.3	211.1	—	875.5
Property, plant and equipment, net	—	258.8	67.6	336.6	—	663.0
Deferred income taxes	5.9	54.0	12.9	(11.3)	—	61.5
Intangible assets, net	—	14.0	300.8	165.0	—	479.8
Investment in subsidiary	801.1	894.9	154.0	2.0	(1,852.0)	—
Other assets	—	54.6	3.0	11.8	—	69.4

Total assets	$807.0	$1,917.4	$561.6	$715.2	$(1,852.0)	$2,149.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$0.4	$—	$—	$—	$0.4
Accounts payable	—	48.1	7.5	51.1	—	106.7
Accrued expenses and other current liabilities	—	59.3	3.2	20.2	—	82.7

Total current liabilities	—	107.8	10.7	71.3	—	189.8
Long-term debt, less current portion	—	1,138.2	—	—	—	1,138.2
Net intercompany (receivable) payable	—	(136.1)	(22.1)	158.2	—	—
Other liabilities	—	6.4	2.0	4.8	—	13.2

Total liabilities	—	1,116.3	(9.4)	234.3	—	1,341.2

Commitments and contingencies
Stockholders’ equity:
Class A common stock	1.0	—	—	—	—	1.0
Class B common stock	—	—	—	—	—	—
Additional paid-in capital	809.7	—	—	—	—	809.7
Retained earnings	0.1	800.1	571.0	480.9	(1,852.0)	0.1
Accumulated other comprehensive income	—	1.0	—	—	—	1.0
Less treasury stock (at cost)	(3.8)	—	—	—	—	(3.8)

Total stockholders’ equity	807.0	801.1	571.0	480.9	(1,852.0)	808.0

Total liabilities and stockholders’ equity	$807.0	$1,917.4	$561.6	$715.2	$(1,852.0)	$2,149.2

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 30, 2001

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Revenue:
Net sales — trade	$—	$244.9	$56.9	$1,037.1	$—	$1,338.9
Net sales — intercompany	—	883.3	92.2	289.9	(1,265.4)	—
Contract manufacturing	—	58.0	—	10.8	—	68.8

Total revenue	—	1,186.2	149.1	1,337.8	(1,265.4)	1,407.7
Operating expenses:
Cost of sales	—	125.2	45.2	835.6	—	1,006.0
Cost of sales — intercompany	—	915.2	88.4	261.8	(1,265.4)	—
Cost of contract manufacturing	—	41.5	—	6.1	—	47.6
Research and development	—	40.8	21.2	21.0	—	83.0
Selling, general and administrative	—	89.3	17.1	47.9	—	154.3
Amortization of acquisition-related intangibles	—	0.4	23.1	29.6	—	53.1
Purchased in-process research and development	—	1.0	12.8	—	—	13.8
Restructuring and impairments	—	14.1	3.1	4.2	—	21.4

Total operating expenses	—	1,227.5	210.9	1,206.2	(1,265.4)	1,379.2

Operating income (loss)	—	(41.3)	(61.8)	131.6	—	28.5
Interest expense	—	103.6	0.1	0.2	—	103.9
Interest income	—	(14.5)	(0.4)	(0.4)	—	(15.3)
Other expense, net	—	4.0	—	—	—	4.0
Equity in subsidiary (income) loss	41.7	(69.0)	(12.5)	—	39.8	—

Income (loss) before income taxes	(41.7)	(65.4)	(49.0)	131.8	(39.8)	(64.1)
Provision (benefit) for income taxes	—	(23.7)	(0.7)	2.0	—	(22.4)

Net income (loss)	$(41.7)	$(41.7)	$(48.3)	$129.8	$(39.8)	$(41.7)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 30, 2001

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by operating activities:	$—	$102.1	$0.8	$52.9	$155.8

Investing activities:
Capital expenditures	—	(69.5)	(0.7)	(47.6)	(117.8)
Proceeds from sale of property, plant and equipment	—	4.1	—	—	4.1
Purchase of molds and tooling	—	—	(0.1)	(4.5)	(4.6)
Purchase of strategic investments	—	(3.5)	—	—	(3.5)
Acquisitions, net of cash acquired	—	(344.5)	—	—	(344.5)
Investment (in) from affiliate	(1.5)	1.5	—	—	—

Cash used in investing activities	(1.5)	(411.9)	(0.8)	(52.1)	(466.3)

Financing activities:
Repayment of long-term debt	—	(120.5)	—	—	(120.5)
Issuance of long-term debt	—	550.0	—	—	550.0
Proceeds from issuance of common stock and from exercise of stock options, net	7.3	—	—	—	7.3
Purchase of treasury stock	(5.8)	—	—	—	(5.8)
Debt issuance costs	—	(17.9)	—	—	(17.9)

Cash provided by financing activities	1.5	411.6	—	—	413.1

Net change in cash and cash equivalents	—	101.8	—	0.8	102.6
Cash and cash equivalents at beginning of period	—	374.5	—	27.3	401.8

Cash and cash equivalents at end of period	$—	$476.3	$—	$28.1	$504.4

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$—	$(0.3)	$—	$16.8	$16.5

Interest	$—	$82.3	$—	$—	$82.3

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2000

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Revenue:
Net sales-trade	$—	$390.1	$42.3	$1,249.2	$—	$1,681.6
Net sales- intercompany	—	1,063.3	19.2	97.8	(1,180.3)	—
Contract manufacturing	—	76.5	—	25.1	—	101.6

Total revenue	—	1,529.9	61.5	1,372.1	(1,180.3)	1,783.2
Operating expenses:
Cost of sales	—	121.2	31.0	926.5	—	1,078.7
Cost of sales- intercompany	—	1,085.0	18.3	77.0	(1,180.3)	—
Cost of contract manufacturing	—	54.5	—	10.8	—	65.3
Research and development	—	48.9	14.0	21.0	—	83.9
Selling, general and administrative	—	28.9	9.6	147.9	—	186.4
Amortization of acquisition-related intangibles	—	0.2	7.1	30.3	—	37.6
Purchased in-process research and development	—	5.8	—	3.2	—	9.0
Restructuring and impairments	—	(2.3)	(3.3)	—	—	(5.6)

Total operating expenses	—	1,342.2	76.7	1,216.7	(1,180.3)	1,455.3

Operating income (loss)	—	187.7	(15.2)	155.4	—	327.9
Interest expense	—	81.3	—	—	—	81.3
Interest income	—	(22.2)	(0.2)	(0.9)	—	(23.3)
Other income, net	—	(0.8)	—	—	—	(0.8)
Equity in subsidiary income	(267.2)	(133.1)	(98.0)	—	498.3	—

Income before income taxes	267.2	262.5	83.0	156.3	(498.3)	270.7
Provision (benefit) for income taxes	(5.9)	(4.7)	(8.2)	16.4	—	(2.4)

Net income	$273.1	$267.2	$91.2	$139.9	$(498.3)	$273.1

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2000

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by (used in) operating activities:	$—	$271.2	$(70.3)	$180.2	$381.1

Cash flows from investing activities:
Capital expenditures	—	(134.0)	(0.2)	(167.7)	(301.9)
Proceeds from sale of property, plant and equipment	—	—	3.5	—	3.5
Purchase of molds and tooling	—	—	—	(6.6)	(6.6)
Purchase of strategic investments	—	(7.2)	—	—	(7.2)
Acquisitions, net of cash acquired	—	(10.7)	(23.8)	—	(34.5)
Investment (in) from affiliate	(244.2)	153.4	90.8	—	—

Cash provided by (used in) investing activities	(244.2)	1.5	70.3	(174.3)	(346.7)

Cash flows from financing activities:
Repayment of long-term debt	—	(133.6)	—	—	(133.6)
Issuance of long-term debt	—	120.2	—	—	120.2
Proceeds from issuance of common stock and from exercise of stock options, net	248.7	—	—	—	248.7
Purchase of treasury stock	(4.5)	—	—	—	(4.5)
Debt issuance costs	—	(2.1)	—	—	(2.1)

Cash provided by (used in) financing activities	244.2	(15.5)	—	—	228.7

Net change in cash and cash equivalents	—	257.2	—	5.9	263.1
Cash and cash equivalents at beginning of period	—	117.3	—	21.4	138.7

Cash and cash equivalents at end of period	$—	$374.5	$—	$27.3	$401.8

Supplemental Cash Flow Information:
Cash paid during the year for:
Income taxes	$—	$1.2	$—	$4.5	$5.7

Interest	$—	$72.6	$—	$—	$72.6

Note 19 — Unaudited Quarterly Financial Information

      The following is a summary of unaudited quarterly financial information for 2002 and 2001 (in millions, except per share amounts):

	2002

	First	Second	Third	Fourth

Total revenue	$336.9	$360.5	$360.6	$353.9
Gross profit	79.6	96.4	90.1	84.1
Net income (loss)(a)	2.7	(13.0)	4.3	3.5
Basic earnings (loss) per common share	$0.03	$(0.12)	$0.04	$0.03
Diluted earnings (loss) per common share	$0.03	$(0.12)	$0.04	$0.03

	2001

	First	Second	Third	Fourth

Total revenue	$385.3	$372.4	$325.4	$324.6
Gross profit	118.1	92.5	65.1	78.4
Net income (loss)(b)	1.6	(8.0)	(19.1)	(16.2)
Basic earnings (loss) per common share	$0.02	$(0.08)	$(0.19)	$(0.16)
Diluted earnings (loss) per common share	$0.02	$(0.08)	$(0.19)	$(0.16)

Note:  Amounts may not add due to rounding

(a)	Includes a total of $1.7 million for in-process research and development charges recorded in the first quarter, a total of $12.2 million for restructuring and impairments recorded in the first and fourth quarters, $22.1 million for costs associated with the redemption of 10 1/8 Notes in the second quarter, $1.6 million inventory charge associated with the Analog restructuring recorded in the fourth quarter and a $21.1 million gain on the sale of the space and defense product line in the first quarter.

(b)	Includes a total of $13.8 million for in-process research and development charges recorded in the first and third quarters, a total of $21.4 million for restructuring and impairments, $2.5 million recorded in the second quarter for the write-off of the digitizer product line in the Company’s Analog and Mixed Signal Segment and $4.0 million, recorded in the fourth quarter for the write-off of an equity investment.

Note 20 — Subsequent Event

      On January 16, 2003, the Company announced the closing of its 6-inch Fab in Mountaintop, Pennsylvania. The products currently built in this 6-inch fab are planned to be either converted into other products or transferred to other locations. The total cost of this closure is anticipated to cost approximately $20 to $25 million, and will include severance and related expenses along with the write-off of related fixed assets. All closure activity is anticipated to be completed by the end of 2003.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information regarding directors set forth under the caption “Proposal 1 — Election of Directors” appearing in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 8, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2002 (the “2003 Proxy Statement”), is incorporated by reference.

      The information regarding executive officers set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K is incorporated by reference.

Item 11.	Executive Compensation

      The information set forth under the caption “Executive Compensation” in the 2003 Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Holders and Management

      The information set forth under the caption “Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers” in the 2003 Proxy Statement is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

      The information set forth under the caption “Certain Relationships and Related Transactions” in the 2003 Proxy Statement is incorporated by reference.

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Under new Securities and Exchange Commission (SEC) regulations implementing portions of the Sarbanes-Oxley Act of 2002, our chief executive officer and our chief financial officer are required to certify in this report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that material information relating to our company is made known to them. Our CEO and CFO are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report, and that they have presented in this report their conclusions about the effectiveness of the disclosure controls and procedures as a result of the evaluation. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, providing them with material information relating to the company as required to be disclosed in the reports we file with the SEC on a timely basis.

      (b) Changes in internal controls. There were no significant changes in the company’s internal controls or in other factors that could significantly affect the company’s disclosure controls and procedures subsequent to the date of the CEO and CFO’s evaluation discussed in paragraph (a) above, nor were there any significant deficiencies or material weaknesses in the company’s internal controls.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements. Financial Statements included in this annual report are listed under Item 8.

      (2) Financial Statement Schedules. Financial statement schedules included in this report are listed under Item 15(c).

      (3) List of Exhibits. See the Exhibit Index beginning on page 86 in this annual report.

      (b) Reports on Form 8-K: On October 18, 2002, we filed a current report on Form 8-K relating to financial information for the three and nine months ended September 29, 2002 and forward looking statements relating to the fourth quarter and the year ended December 29, 2002, as announced in a press release dated October 17, 2002. The press release is incorporated in, and filed as an exhibit to, the current report.

      On December 5, 2002, we filed a current report on Form 8-K relating to the update of our forward-looking guidance for the fourth quarter of 2002, as announced in a press release dated December 5, 2002. The press release is incorporated in, and filed as an exhibit to, the current report.

(c)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

The Board of Directors

Fairchild Semiconductor International, Inc.

      Under the date of January 17, 2003, we reported on the consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three year period ended December 29, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 14(c). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

January 17, 2003
Boston, Massachusetts

Schedule II — Valuation and Qualifying Accounts

		Deferred tax
	Returns and	valuation
Description	Allowances	allowance	Total

	(In millions)
Balances at December 26, 1999	$13.7	$80.3	$94.0

Charged to costs and expenses	32.0	(67.4)	(35.4)
Balance of acquired company (1)	—	1.3	1.3
Deductions	(28.2)	—	(28.2)
Charged to other accounts (1)	0.8	(12.9)	(12.1)

Balances at December 31, 2000	18.3	1.3	19.6

Charged to costs and expenses	39.6	2.5	42.1
Balance of acquired company	—	—	—
Deductions	(46.1)	—	(46.1)
Charged to other accounts (2)	3.7	—	3.7

Balances at December 30, 2001	15.5	3.8	19.3

Charged to costs and expenses	43.5	(2.5)	41.0
Balance of acquired company	—	—	—
Deductions	(43.5)	—	(43.5)
Charged to other accounts	—	—	—

Balances at December 29, 2002	$15.5	$1.3	$16.8

(1)	For returns and allowances, these amounts represent reserves obtained through the acquisition of QTO. For deferred tax valuation allowance, these amounts represent income taxes credited directly to stockholders’ equity, and $1.3 million in valuation reserves obtained through the QTO acquisition.

(2)	For returns and allowances, these amounts represent reserves obtained through the acquisition of DPP.

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

Kirk P. Pond
President and Chief Executive Officer

Date: March 21, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIRK P. POND Kirk P. Pond	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	March 21, 2003

/s/ JOSEPH R. MARTIN Joseph R. Martin	Vice Chairman of the Board of Directors, Executive Vice President, and Chief Financial Officer (principal financial officer)	March 21, 2003

/s/ ROBIN A. SAWYER Robin A. Sawyer	Vice President, Corporate Controller (principal accounting officer)	March 21, 2003

/s/ WILLIAM N. STOUT William N. Stout	Director	March 21, 2003

/s/ RICHARD M. CASHIN, JR. Richard M. Cashin, Jr.	Director	March 21, 2003

/s/ PAUL C. SCHORR IV Paul C. Schorr, IV	Director	March 21, 2003

/s/ RONALD W. SHELLY Ronald W. Shelly	Director	March 21, 2003

/s/ CHARLES M. CLOUGH Charles M. Clough	Director	March 21, 2003

/s/ CHARLES P. CARINALLI Charles P. Carinalli	Director	March 21, 2003

CERTIFICATIONS

I, Kirk P. Pond, certify that:

      1.     I have reviewed this annual report on Form 10-K of Fairchild Semiconductor International, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ KIRK P. POND

Kirk P. Pond
Chairman, President and Chief
Executive Officer

Date: March 21, 2003

CERTIFICATIONS

I, Joseph R. Martin, certify that:

      1.     I have reviewed this annual report on Form 10-K of Fairchild Semiconductor International, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOSEPH R. MARTIN

Joseph R. Martin
Vice Chairman of the Board of Directors,
Executive Vice President and Chief
Financial Officer

Date: March 21, 2003

EXHIBIT INDEX

Exhibit
No.	Description

2.01	Asset Purchase Agreement, dated as of March 11, 1997, between Fairchild Semiconductor Corporation and National Semiconductor Corporation.(1)
2.02	Acquisition Agreement, dated November 25, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company.(2)
2.03	Amendment No. 1 to Acquisition Agreement, dated December 29, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company.(2)
2.04	Business Transfer Agreement, dated December 20, 1998, between Samsung Electronics Co., Ltd. and Fairchild Semiconductor Corporation.(3)
2.05	Closing Agreement, dated April 13, 1999, among Samsung Electronics Co. Ltd., Fairchild Korea Semiconductor Ltd. and Fairchild Semiconductor Corporation.(3)
2.06	Asset Purchase Agreement, dated as of January 20, 2001, among Intersil Corporation, Intersil (PA) LLC and Fairchild Semiconductor Corporation, and Amendment No. 1 thereto, dated as of March 16, 2001.(14)
3.01	Restated Certificate of Incorporation.(4)
3.02	Certificate of Amendment to Restated Certificate of Incorporation.(5)
3.03	Certificate of Amendment to Restated Certificate of Incorporation.(6)
3.04	Restated Bylaws.(7)
4.01	The relevant portions of the Restated Certificate of Incorporation, as amended. (included in Exhibits 3.01, 3.02 and 3.03)
4.02	The relevant portions of the Restated Bylaws. (included in Exhibit 3.04)
4.03	Registration Rights Agreement, dated March 11, 1997, among Fairchild Semiconductor International, Inc., Sterling Holding Company, LLC, National Semiconductor Corporation and certain management investors.(8)
4.04	Indenture, dated as of April 7, 1999, relating to $300,000,000 aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2007, among Fairchild Semiconductor Corporation, as Issuer, Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation of California, as Guarantors, and United States Trust Company of New York, as Trustee.(8)
4.05	Form of 10 3/8% Senior Subordinated Notes due 2007. (included in Exhibit 4.04)
4.06	Indenture, dated as of January 31, 2001, relating to $350,000,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2009, among Fairchild Semiconductor Corporation, as Issuer, Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation of California, QT Optoelectronics, Inc., QT Optoelectronics, KOTA Microcircuits, Inc., as Guarantors, and United States Trust Company of New York, as Trustee.(14)
4.07	Form of 10 1/2% Senior Subordinated Notes due 2009. (included in Exhibit 4.06)
4.08	Indenture, dated as of October 31, 2001, relating to $200,000,000 aggregate principal amount of 5% Convertible Senior Subordinated Notes due 2008, among Fairchild Semiconductor Corporation, as Issuer, Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation of California, QT Optoelectronics, Inc., QT Optoelectronics, KOTA Microcircuits, Inc., as Guarantors, and The Bank of New York, as Trustee.(9)
4.09	Form of 5% Convertible Senior Subordinated Notes due 2008. (included in Exhibit 4.08)
10.01	Credit Agreement, dated as of June 6, 2000, among Fairchild Semiconductor Corporation, Fairchild Semiconductor International, Inc., Credit Suisse First Boston, Fleet National Bank, ABN Amro Bank NV and certain other lenders named therein.(11)
10.02	Amendment No. 2, dated as of August 3, 2001, to the Credit Agreement dated as of June 6, 2001 and as amended by Amendment No. 1 thereto dated as of May 29, 2001, among Fairchild Semiconductor Corporation, Fairchild Semiconductor International, Inc., Credit Suisse First Boston, Fleet National Bank, ABN Amro Bank NV and certain other lenders named therein.(12)

Exhibit
No.	Description

10.03	Amendment No. 3, dated as of September 18, 2002, to the Credit Agreement dated as of June 6, 2000 and as amended by Amendment No. 1, dated as of May 29, 2001, and Amendment No. 2, dated as of August 3, 2001, among Fairchild Semiconductor Corporation, Fairchild Semiconductor International, Inc., Credit Suisse First Boston, Fleet National Bank, ABN Amro Bank NV and certain other lenders named therein.(15)
10.04	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation.(10)
10.05	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation.(1)
10.06	Fairchild Benefit Restoration Plan.(1)
10.07	Fairchild Incentive Plan.(1)
10.08	FSC Semiconductor Corporation Executive Officer Incentive Plan.(1)
10.09	Fairchild Semiconductor International, Inc. 2000 Stock Option Plan.(11)
10.10	Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan.(11)
10.11	Executive Stock Option Agreements, under the 2000 Executive Stock Option Plan, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(11)
10.12	Executive Stock Option Agreement, under the 2000 Executive Stock Option Plan, between Fairchild Semiconductor International, Inc. and John M. Watkins, Jr.
10.13	Memorandum, dated August 7, 2001, from Kirk P. Pond to certain executive officers in connection with option cancellation and replacement program.(13)
10.14	Executive Stock Option Agreements under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(16)
10.15	Executive Stock Option Agreements under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and certain other executive officers.(16)
10.16	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(16)
10.17	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and certain other executive officers.(16)
10.18	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, each dated February 7, 2002, between Fairchild Semiconductor International, Inc. and Hans Wildenberg.
10.19	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of its non-employee directors.(16)
10.20	Fairchild Semiconductor Restated Stock Option Plan.(17)
10.21	Fairchild Semiconductor Stock Plan.
10.22	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Kirk P. Pond.(11)
10.23	Amendment to Employment Agreement, dated as of March 7, 2003, between Fairchild Semiconductor Corporation and Kirk P. Pond.
10.24	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Joseph R. Martin.(11)
10.25	Amendment to Employment Agreement, dated as of November 20, 2002, between Fairchild Semiconductor Corporation and Joseph R. Martin.
10.26	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Daniel E. Boxer.(11)
10.27	Amendment to Employment Agreement, dated as of November 20, 2002, between Fairchild Semiconductor Corporation and Daniel E. Boxer.
10.28	Employment Letter Agreement between Fairchild Semiconductor Corporation and John M. Watkins, Jr.(16)

Exhibit
No.	Description

10.29	Promissory Notes, dated July 23, 2002, from John M. Watkins, Jr. in favor of Fairchild Semiconductor Corporation.
10.30	Letter Agreement regarding restricted stock, dated April 3, 2000, between Fairchild Semiconductor Corporation and John M. Watkins, Jr.
10.31	Letter Agreement regarding restricted stock, dated June 5, 2001, between Fairchild Semiconductor Corporation and Hans Wildenberg.
10.32	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd.(8)
10.33	Fairchild Executive Incentive Plan, as amended and restated, effective June 1, 1998(8)
10.34	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company(2)
21.01	Subsidiaries.
23.01	Consent of KPMG LLP.
99.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kirk P. Pond.
99.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Joseph R. Martin.
99.03	Code of Ethics.

(1)	Incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).

(2)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.

(3)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated April 13, 1999, filed April 27, 1999.

(4)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999, filed August 27, 1999.

(5)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed June 29, 2000 (File No. 333-40412).

(6)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed April 27, 2001 (File No. 333-58848).

(7)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-4, filed March 23, 2000 (File No. 333-33082).

(8)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).

(9)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-3, filed December 21, 2001 (File No. 333-75678).

(10)	Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).

(11)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.

(12)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, filed August 15, 2001.

(13)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

(14)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 26, 2001.

(15)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 13, 2002.

(16)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.

(17)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed March 15, 2002.

FSC-AR-03