Form 10-Q
period 2003-03-30
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2003-05-14
CIK 1036960

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the issuer's classes of common stock as of the close of business on March 30, 2003:

                TITLE OF EACH CLASS                             NUMBER OF SHARES
                -------------------                             ----------------
  Class A Common Stock, par value $.01 per share                   117,231,127
  Class B Common Stock, par value $.01 per share                            --

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                         -----
PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of March 30, 2003
          and December 29, 2002.......................................       2
          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 30, 2003 and March 31, 2002........       3
          Condensed Consolidated Statements of Comprehensive Income
          (Loss) for the Three Months Ended March 30, 2003 and March
          31, 2002....................................................       4
          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 30, 2003 and March 31, 2002........       5
          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................       6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      17
Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................      33
Item 4.   Controls and Procedures.....................................      33
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................      34
Item 6.   Exhibits and Reports on Form 8-K............................      34
Signature and Certifications..........................................   35-36

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              MARCH 30,   DECEMBER 29,
                                                                2003          2002
                                                              ---------   ------------
                                        ASSETS
Current assets:
     Cash and cash equivalents..............................  $  599.9      $  618.3
     Short-term marketable securities.......................       2.0           2.0
     Accounts receivable, net...............................     153.7         150.6
     Inventories............................................     213.3         208.8
     Deferred income taxes..................................      27.8          28.1
     Other current assets...................................      10.9          12.5
                                                              --------      --------
          Total current assets..............................   1,007.6       1,020.3
Property, plant and equipment, net..........................     650.3         660.9
Intangible assets, net......................................     429.0         438.5
Long-term marketable securities.............................      59.7          30.4
Other assets................................................     146.4         138.0
                                                              --------      --------
          Total assets......................................  $2,293.0      $2,288.1
                                                              ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt......................  $    0.3      $    0.4
     Accounts payable.......................................     103.8         113.7
     Accrued expenses and other current liabilities.........     122.7          92.8
                                                              --------      --------
          Total current liabilities.........................     226.8         206.9
Long-term debt, less current portion........................     852.5         852.8
Other liabilities...........................................      14.4          13.2
                                                              --------      --------
          Total liabilities.................................   1,093.7       1,072.9
Commitments and contingencies
Stockholders' equity:
     Class A common stock...................................       1.2           1.2
     Class B common stock...................................        --            --
     Additional paid-in capital.............................   1,221.8       1,221.1
     Accumulated deficit....................................     (20.0)         (2.4)
     Accumulated other comprehensive loss...................      (0.5)         (1.1)
     Less treasury stock (at cost)..........................      (3.2)         (3.6)
                                                              --------      --------
          Total stockholders' equity........................   1,199.3       1,215.2
                                                              --------      --------
          Total liabilities and stockholders' equity........  $2,293.0      $2,288.1
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

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 30,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Total revenue...............................................   $351.1      $336.9
Operating expenses:
  Cost of sales.............................................    273.6       257.3
  Research and development..................................     19.1        20.7
  Selling, general and administrative.......................     39.2        34.5
  Amortization of acquisition-related intangibles...........      9.5         9.3
  Purchased in-process research and development.............       --         1.7
  Restructuring and impairments.............................     10.4         3.6
                                                               ------      ------
     Total operating expenses...............................    351.8       327.1
                                                               ------      ------
Operating income (loss).....................................     (0.7)        9.8
Interest expense............................................     20.9        28.6
Interest income.............................................     (2.5)       (2.5)
Other income................................................       --       (20.5)
                                                               ------      ------
Income (loss) before income taxes...........................    (19.1)        4.2
Provision (benefit) for income taxes........................     (1.5)        1.5
                                                               ------      ------
Net income (loss)...........................................   $(17.6)     $  2.7
                                                               ======      ======
Net income (loss) per common share:
  Basic.....................................................   $(0.15)     $ 0.03
                                                               ======      ======
  Diluted...................................................   $(0.15)     $ 0.03
                                                               ======      ======
Weighted average common shares:
  Basic.....................................................    117.2       100.3
                                                               ======      ======
  Diluted...................................................    117.2       106.1
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

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 30,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Net income (loss)...........................................   $(17.6)      $ 2.7
Other comprehensive income (loss), net of tax:
  Net change associated with hedging transactions...........     (0.6)        0.2
  Net amount reclassed to earnings..........................      1.1        (0.4)
  Unrealized holding gain on marketable securities..........      0.1          --
                                                               ------       -----
Comprehensive income (loss).................................   $(17.0)      $ 2.5
                                                               ======       =====

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 30,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Cash flows from operating activities:
Net income (loss)...........................................   $(17.6)     $  2.7
     Adjustments to reconcile net income (loss) to cash
      provided by operating activities:
     Depreciation and amortization..........................     46.1        40.3
     Amortization of deferred compensation..................      0.7         1.0
     Restructuring and impairments..........................     10.8         1.8
     Non-cash financing expense.............................      1.1         1.5
     Purchased in-process research and development..........       --         1.7
     Loss on disposal of property, plant and equipment......      1.1        (0.2)
     Deferred income taxes..................................    (10.1)        0.2
     Gain on sale of space and defense business.............       --       (20.5)
Changes in operating assets and liabilities, net of effects
  of acquisitions:
     Accounts receivable, net...............................     (3.0)      (23.0)
     Inventories............................................     (4.5)        3.7
     Other current assets...................................      2.4         0.2
     Current liabilities....................................     11.9       (10.2)
     Other assets and liabilities, net......................      1.6         1.8
                                                               ------      ------
          Cash provided by operating activities.............     40.5         1.0
                                                               ------      ------
Cash flows from investing activities:
     Capital expenditures...................................    (28.8)      (21.0)
     Purchase of molds and tooling..........................     (0.2)       (1.3)
     Purchase of long-term marketable securities............    (48.8)         --
     Sale of marketable securities..........................     19.5          --
     Acquisitions and divestitures, net of cash acquired....       --        24.6
                                                               ------      ------
          Cash provided by (used in) investing activities...    (58.3)        2.3
                                                               ------      ------
Cash flows from financing activities:
     Repayment of long-term debt............................     (0.4)       (0.2)
     Proceeds from issuance of common stock and from
      exercise of stock options, net........................      2.0         5.3
     Purchase of treasury stock.............................     (2.2)         --
                                                               ------      ------
          Cash provided by (used in) financing activities...     (0.6)        5.1
                                                               ------      ------
Net change in cash and cash equivalents.....................    (18.4)        8.4
Cash and cash equivalents at beginning of period............    618.3       504.4
                                                               ------      ------
Cash and cash equivalents at end of period..................   $599.9      $512.8
                                                               ======      ======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements of Fairchild Semiconductor International, Inc. (the Company) have been prepared in conformity with accounting principles generally accepted in the United States, consistent in all material respects with those applied in the company's Annual Report on Form 10-K for the year ended December 29, 2002. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company's Annual Report on Form 10-K for the year ended December 29, 2002. Certain amounts for prior periods have been reclassified to conform to the current presentation.

NOTE 2 -- INVENTORIES

     The components of inventories are as follows:

                                                              MARCH 30,   DECEMBER 29,
                                                                2003          2002
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Raw materials...............................................   $ 24.3        $ 21.6
Work in process.............................................    149.4         149.8
Finished goods..............................................     39.6          37.4
                                                               ------        ------
     Total inventories......................................   $213.3        $208.8
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

     As a result of the net loss reported for the three months ended March 30, 2003, approximately 0.9 million common equivalent shares have been excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive. In addition, $1.8 million was not included in the computation of net loss for the three months ended March 30, 2003 and March 31, 2002, and 6.7 million potential common shares were not included in the computation of diluted earnings per share as of March 30, 2003 and March 31, 2002 as a result of the assumed conversion of the convertible senior subordinated notes because the effect would have been anti-dilutive.

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 30,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
                                                                  (IN MILLIONS)
Cash paid (received), net for:
  Income taxes..............................................    $ 0.5       $ 0.3
                                                                =====       =====
  Interest..................................................    $18.4       $32.8
                                                                =====       =====

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 -- STOCK BASED COMPENSATION

     The Company has certain stock option plans. The Company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and net income per common share as if the company applied the fair value based method of SFAS No. 123, Accounting for Stock-Based Compensation, to record expense for stock option compensation.

     The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 30,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
                                                                  (IN MILLIONS,
                                                                EXCEPT PER SHARE
                                                                    AMOUNTS)
Net income (loss), as reported..............................   $(17.6)     $  2.7
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................    (12.5)      (16.9)
                                                               ------      ------
Pro forma net loss..........................................   $(30.1)     $(14.2)
                                                               ======      ======
Earnings per share:
  Basic -- as reported......................................   $(0.15)     $ 0.03
                                                               ======      ======
  Basic -- pro forma........................................   $(0.26)     $(0.14)
                                                               ======      ======
  Diluted -- as reported....................................   $(0.15)     $ 0.03
                                                               ======      ======
  Diluted -- pro forma......................................   $(0.26)     $(0.14)
                                                               ======      ======

     The weighted average fair value of options granted was $11.47 in the first quarter of 2003, and $23.36 in the first quarter of 2002. The fair value of each option grant for the Company's plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 30,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
Expected volatility.........................................      60%         60%
Dividend yield..............................................      --          --
Risk-free interest rate.....................................    3.87%       3.87%
Expected life, in years.....................................     6.0         6.0

NOTE 6 -- GOODWILL

     Effective December 31, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangibles with indefinite lives are no longer amortized. Instead, the Company performs an annual test during the fourth quarter for impairment of these assets.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     A summary of acquired intangible assets as of March 30, 2003 is as follows:

                                                                 AS OF MARCH 30, 2003
                                                             -----------------------------
                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
                                                                     (IN MILLIONS)
Identifiable intangible assets:
  Developed technology.....................................      $223.2         $ (59.5)
  Customer base............................................        55.8           (28.2)
  Covenant not to compete..................................        30.4           (24.2)
  Trademarks and tradenames................................        24.9           (24.9)
  Patents..................................................         5.3            (3.9)
                                                                 ------         -------
     Subtotal..............................................       339.6          (140.7)
  Goodwill.................................................       230.1              --
                                                                 ------         -------
     Total.................................................      $569.7         $(140.7)
                                                                 ======         =======

     The carrying amount of goodwill by reporting unit for the quarter ended March 30, 2003 is as follows:

                                                         DISCRETE
                                              DOMESTIC    POWER
                                               ANALOG    PRODUCTS   OPTOELECTRONICS   TOTAL
                                              --------   --------   ---------------   ------
                                                              (IN MILLIONS)
Balance as of March 30, 2003................   $15.5      $159.9         $54.7        $230.1

     During the quarter, there were no changes to the carrying amount of goodwill due to acquisitions. The annual test for impairment of goodwill as required by SFAS No. 142 was completed during the fourth quarter of 2002. No impairment was indicated. The fair value of the reporting units for purposes of the annual impairment test were estimated using discounted future cash flows. Identified reporting units which carry goodwill include domestic analog, discrete power products, which are included in the Analog and Discrete segments, respectively, and Optoelectronics, which does not meet the requirements of a reportable segment as defined in SFAS No. 131.

     The estimated amortization expense for the remainder of Fiscal 2003 and for each of the five succeeding fiscal years is as follows:

ESTIMATED AMORTIZATION EXPENSE:                                IN MILLIONS
-------------------------------                                -----------
Remainder of Fiscal 2003....................................      $23.7
Fiscal 2004.................................................       25.6
Fiscal 2005.................................................       23.7
Fiscal 2006.................................................       23.4
Fiscal 2007.................................................       18.2
Fiscal 2008.................................................       16.5

NOTE 7 -- SEGMENT INFORMATION

     The Company is currently organized into three reportable segments: the Analog and Mixed Signal Products Group ("Analog"), the Discrete Products Group ("Discrete") and the Logic and Memory Products Group ("Logic and Memory").

     The Company has determined that its Optoelectronics Group does not meet the threshold for a separate reportable segment under SFAS No. 131, and accordingly this segment's results are included as part of the

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

"Other" category for all periods presented. Similarly, the Company's contract manufacturing business is not a separate reportable segment and its results are also recorded in the "Other" category.

     Selected operating segment financial information for the three months ended March 30, 2003 and March 31, 2002 is as follows:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 30,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
                                                                  (IN MILLIONS)
REVENUE:
  Analog and Mixed Signal Products Group....................   $ 84.2      $ 83.1
  Discrete Products Group...................................    189.5       178.8
  Logic and Memory Products Group...........................     46.0        50.5
  Other.....................................................     31.4        24.5
                                                               ------      ------
     Total..................................................   $351.1      $336.9
                                                               ======      ======

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 30,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
                                                                  (IN MILLIONS)
OPERATING INCOME (LOSS):
  Analog and Mixed Signal Products Group....................   $ (0.2)      $ 9.6
  Discrete Products Group...................................     15.6        13.1
  Logic and Memory Products Group...........................      0.4         0.4
  Other.....................................................      3.4         1.3
                                                               ------       -----
  Subtotal..................................................     19.2        24.4
  Amortization of acquisition-related intangibles...........     (9.5)       (9.3)
  Purchased in-process research and development.............       --        (1.7)
  Restructuring and impairments.............................    (10.4)       (3.6)
                                                               ------       -----
     Total..................................................   $ (0.7)      $ 9.8
                                                               ======       =====

NOTE 8 -- RESTRUCTURING AND IMPAIRMENTS

     During the three months ended March 30, 2003, the Company recorded a pre-tax restructuring charge of $10.4 million. The restructuring charge consisted of $5.7 million of employee separation costs relating to severance and other costs associated with approximately 190 salaried and hourly employees severed in the United States primarily as part of the 6" fab closure in Mountaintop, Pennsylvania as well as other workforce reductions. The remaining $4.7 million of restructuring charges relate to asset write-offs, environmental costs, and other charges associated with the 6" fab closure in Mountaintop, Pennsylvania as well as asset write-offs primarily associated with the closure of our Carlsbad, California office. In addition, the Company recorded a pre-tax charge of $2.2 million of additional distributor reserves in connection with the 6" fab closure.

     During the three months ended March 31, 2002, the Company recorded a pre-tax restructuring charge of $3.6 million. The restructuring charge consisted of employee separation costs relating primarily to severance and other costs associated with approximately 150 salaried and hourly employees severed in the United States, Europe, Japan, and Malaysia.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table summarizes the activity in the Company's accrual for restructuring and impairment costs for the three months ended March 30, 2003 (in millions):

Accrual balance as of December 29, 2002.....................  $ 4.1
  Accrual...................................................   10.4
  Cash payments.............................................   (3.7)
  Non-cash items............................................   (2.7)
                                                              -----
Accrual balance as of March 30, 2003........................  $ 8.1
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

     Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, had no impact on earnings for the three months ended March 30, 2003. No cash flow hedges were derecognized or discontinued for the three months ended March 30, 2003.

     Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. The Company estimates that the entire $0.5 million of net unrealized derivative loss included in OCI will be reclassified into earnings within the next twelve months.

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

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)

                                                                      MARCH 30, 2003
                          -------------------------------------------------------------------------------------------------------
                            UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                               FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                             SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                          INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                          -------------------   --------------   ------------   ------------   ------------   -------------------
                                                                       (IN MILLIONS)
                                                             ASSETS
Current assets:
  Cash and cash
    equivalents..........      $     --            $  569.6         $   --         $ 30.3       $      --          $  599.9
  Short-term marketable
    securities...........            --                 2.0             --             --              --               2.0
  Accounts receivable,
    net..................            --                19.0            1.8          132.9              --             153.7
  Inventories............            --               101.2           17.7           94.4              --             213.3
  Deferred income
    taxes................            --                26.5            0.8            0.5              --              27.8
  Other current assets...            --                 3.5            0.2            7.2              --              10.9
                               --------            --------         ------         ------       ---------          --------
    Total current
       assets............            --               721.8           20.5          265.3              --           1,007.6
Property, plant and
  equipment, net.........            --               264.7           65.7          319.9              --             650.3
Intangible assets, net...            --                13.3          285.2          130.5              --             429.0
Long-term marketable
  securities.............            --                59.7             --             --              --              59.7
Investment in
  subsidiary.............       1,193.9             1,010.6          158.2           17.0        (2,379.7)               --
Other assets.............           5.9               120.3           14.5            5.7              --             146.4
                               --------            --------         ------         ------       ---------          --------
    Total assets.........      $1,199.8            $2,190.4         $544.1         $738.4       $(2,379.7)         $2,293.0
                               ========            ========         ======         ======       =========          ========
                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of
    long-term debt.......      $     --            $    0.3         $   --         $   --       $      --          $    0.3
  Accounts payable.......            --                59.8            4.3           39.7              --             103.8
  Accrued expenses and
    other current
    liabilities..........            --                67.0           10.7           45.0              --             122.7
                               --------            --------         ------         ------       ---------          --------
    Total current
       liabilities.......            --               127.1           15.0           84.7              --             226.8
Long-term debt, less
  current portion........            --               852.5             --             --              --             852.5
Net intercompany
  (receivable) payable...            --                15.0          (36.4)          21.4              --                --
Other liabilities........            --                 2.4            1.6           10.4              --              14.4
                               --------            --------         ------         ------       ---------          --------
    Total liabilities....            --               997.0          (19.8)         116.5              --           1,093.7
                               --------            --------         ------         ------       ---------          --------
Commitments and
  contingencies
  Stockholders' equity:
  Class A common stock...           1.2                  --             --             --              --               1.2
  Additional paid-in
    capital..............       1,221.8                  --             --             --              --           1,221.8
  Retained earnings
    (deficit)............         (20.0)            1,193.9          563.9          621.9        (2,379.7)            (20.0)
  Accumulated other
    comprehensive loss...            --                (0.5)            --             --              --              (0.5)
  Less treasury stock (at
    cost)................          (3.2)                 --             --             --              --              (3.2)
                               --------            --------         ------         ------       ---------          --------
    Total stockholders'
       equity............       1,199.8             1,193.4          563.9          621.9        (2,379.7)          1,199.3
                               --------            --------         ------         ------       ---------          --------
    Total liabilities and
       stockholders'
       equity............      $1,199.8            $2,190.4         $544.1         $738.4       $(2,379.7)         $2,293.0
                               ========            ========         ======         ======       =========          ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 30, 2003
                          -------------------------------------------------------------------------------------------------------
                            UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                               FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                             SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                          INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                          -------------------   --------------   ------------   ------------   ------------   -------------------
                                                                       (IN MILLIONS)
Total revenue...........            --               304.9            36.5          398.8         (389.1)            351.1
Operating expenses:
  Cost of sales.........            --                16.3             1.1          256.2             --             273.6
  Cost of sales --
    intercompany........            --               254.0            34.4          100.7         (389.1)               --
  Research and
    development.........            --                 7.3             5.5            6.3             --              19.1
  Selling, general and
    administrative......            --                26.1             1.4           11.7             --              39.2
  Amortization of
    acquisition-related
    intangibles.........            --                  --             2.3            7.2             --               9.5
  Purchased in-process
    research and
    development.........            --                  --              --             --             --                --
  Restructuring and
    impairments.........            --                 1.3             9.2           (0.1)            --              10.4
                                ------              ------          ------         ------        -------            ------
    Total operating
       expenses.........            --               305.0            53.9          382.0         (389.1)            351.8
                                ------              ------          ------         ------        -------            ------
Operating income
  (loss)................            --                (0.1)          (17.4)          16.8             --              (0.7)
Interest expense........            --                20.9              --             --             --              20.9
Interest income.........            --                (2.3)             --           (0.2)            --              (2.5)
Other income, net.......            --                  --              --             --             --                --
Equity in subsidiary
  (income) loss.........          17.7                 2.4           (14.3)            --           (5.8)               --
                                ------              ------          ------         ------        -------            ------
Income (loss) before
  income taxes..........         (17.7)              (21.1)           (3.1)          17.0            5.8             (19.1)
Provision (benefit) for
  income taxes..........            --                (3.5)           (0.1)           2.1             --              (1.5)
                                ------              ------          ------         ------        -------            ------
Net income (loss).......        $(17.7)             $(17.6)         $ (3.0)        $ 14.9        $   5.8            $(17.6)
                                ======              ======          ======         ======        =======            ======

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH 30, 2003
                                    ----------------------------------------------------------------------------------------
                                      UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                         FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                       SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                    INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                    -------------------   --------------   ------------   ------------   -------------------
                                                                         (IN MILLIONS)
Cash flows provided by operating
  activities:.....................        $    --            $  15.9          $ 6.2          $ 18.4            $  40.5
                                          -------            -------          -----          ------            -------
Investing activities:
  Capital expenditures............             --               (9.8)          (6.2)          (12.8)             (28.8)
  Purchase of molds and tooling...             --                 --             --            (0.2)              (0.2)
  Purchase of long-term marketable
    securities....................             --              (48.8)            --              --              (48.8)
  Sale of marketable securities...             --               19.5             --              --               19.5
  Investment (in) from
    affiliate.....................            0.2               (0.2)            --              --                 --
                                          -------            -------          -----          ------            -------
    Cash provided by (used in)
       investing activities.......            0.2              (39.3)          (6.2)          (13.0)             (58.3)
                                          -------            -------          -----          ------            -------
Financing activities:
  Repayment of long-term debt.....             --               (0.4)            --              --               (0.4)
  Proceeds from issuance of common
    stock and from exercise of
    stock options, net............            2.0                 --             --              --                2.0
  Purchase of treasury stock......           (2.2)                --             --              --               (2.2)
                                          -------            -------          -----          ------            -------
    Cash used in financing
       activities.................           (0.2)              (0.4)            --              --               (0.6)
                                          -------            -------          -----          ------            -------
Net change in cash and cash
  equivalents.....................             --              (23.8)            --             5.4              (18.4)
Cash and cash equivalents at
  beginning of period.............             --              593.4             --            24.9              618.3
                                          -------            -------          -----          ------            -------
Cash and cash equivalents at end
  of period.......................        $    --            $ 569.6          $  --          $ 30.3            $ 599.9
                                          =======            =======          =====          ======            =======
Supplemental Cash Flow
  Information:
  Cash paid (received), net during
    the period for:
    Income taxes..................        $    --            $  (0.3)         $  --          $  0.8            $   0.5
                                          =======            =======          =====          ======            =======
    Interest......................        $    --            $  18.4          $  --          $   --            $  18.4
                                          =======            =======          =====          ======            =======

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)

                                                                        DECEMBER 29, 2002
                             -------------------------------------------------------------------------------------------------------
                               UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                                  FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                                SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                             INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                             -------------------   --------------   ------------   ------------   ------------   -------------------
                                                                          (IN MILLIONS)
                                                               ASSETS
Current assets:
  Cash and cash
    equivalents.............      $     --            $  593.4         $   --         $ 24.9       $      --          $  618.3
  Short-term marketable
    securities..............            --                 2.0             --             --              --               2.0
  Accounts receivable,
    net.....................            --                24.4            1.3          124.9              --             150.6
  Inventories...............            --               106.5           16.9           85.4              --             208.8
  Deferred income taxes.....            --                26.8            0.8            0.5              --              28.1
  Other current assets......            --                 3.8            0.1            8.6              --              12.5
                                  --------            --------         ------         ------       ---------          --------
    Total current assets....            --               756.9           19.1          244.3              --           1,020.3
Property, plant and
  equipment, net............            --               268.9           64.6          327.4              --             660.9
Intangible assets, net......            --                13.6          287.5          137.4              --             438.5
Long-term marketable
  securities................            --                30.4             --             --              --              30.4
Investment in subsidiary....       1,210.4             1,010.6          156.0           14.4        (2,391.4)               --
Other assets................           5.9               111.7           14.4            6.0              --             138.0
                                  --------            --------         ------         ------       ---------          --------
    Total assets............      $1,216.3            $2,192.1         $541.6         $729.5       $(2,391.4)         $2,288.1
                                  ========            ========         ======         ======       =========          ========
                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of
    long-term debt..........      $     --            $    0.4         $   --         $   --       $      --          $    0.4
  Accounts payable..........            --                50.7            3.9           59.1              --             113.7
  Accrued expenses and other
    current liabilities.....            --                59.8            4.6           28.4              --              92.8
                                  --------            --------         ------         ------       ---------          --------
    Total current
       liabilities..........            --               110.9            8.5           87.5              --             206.9
Long-term debt, less current
  portion...................            --               852.8             --             --              --             852.8
Net intercompany
  (receivable) payable......            --                15.9          (50.8)          34.9              --                --
Other liabilities...........            --                 3.2            1.7            8.3              --              13.2
                                  --------            --------         ------         ------       ---------          --------
    Total liabilities.......            --               982.8          (40.6)         130.7              --           1,072.9
                                  --------            --------         ------         ------       ---------          --------
Commitments and
  contingencies
Stockholders' equity:
  Class A common stock......           1.2                  --             --             --              --               1.2
  Additional paid-in
    capital.................       1,221.1                  --             --             --              --           1,221.1
  Retained earnings
    (deficit)...............          (2.4)            1,210.4          582.2          598.8        (2,391.4)             (2.4)
  Accumulated other
    comprehensive loss......            --                (1.1)            --             --              --              (1.1)
  Less treasury stock (at
    cost)...................          (3.6)                 --             --             --              --              (3.6)
                                  --------            --------         ------         ------       ---------          --------
    Total stockholders'
       equity...............       1,216.3             1,209.3          582.2          598.8        (2,391.4)          1,215.2
                                  --------            --------         ------         ------       ---------          --------
    Total liabilities and
       stockholders'
       equity...............      $1,216.3            $2,192.1         $541.6         $729.5       $(2,391.4)         $2,288.1
                                  ========            ========         ======         ======       =========          ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31, 2002
                          -------------------------------------------------------------------------------------------------------
                            UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                               FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                             SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                          INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                          -------------------   --------------   ------------   ------------   ------------   -------------------
                                                                       (IN MILLIONS)
Total revenue...........         $  --              $315.2          $ 39.0         $354.7        $(372.0)           $336.9
Operating expenses:
    Cost of sales.......            --                25.1            (1.6)         233.8             --             257.3
    Cost of sales --
       intercompany.....            --               251.1            37.4           83.5         (372.0)               --
    Research and
       development......            --                 9.3             5.8            5.6             --              20.7
    Selling, general and
       administrative...            --                (9.7)           32.8           11.4             --              34.5
    Amortization of
     acquisition-related
       intangibles......            --                  --             2.4            6.9             --               9.3
    Purchased in-process
       research and
       development......            --                 1.0             0.7             --             --               1.7
    Restructuring and
       impairments......            --                 1.7             0.7            1.2             --               3.6
                                 -----              ------          ------         ------        -------            ------
       Total operating
         expenses.......            --               278.5            78.2          342.4         (372.0)            327.1
                                 -----              ------          ------         ------        -------            ------
Operating income
  (loss)................            --                36.7           (39.2)          12.3             --               9.8
Interest expense........            --                28.6              --             --             --              28.6
Interest income.........            --                (2.3)           (0.1)          (0.1)            --              (2.5)
Other income............            --                  --           (20.5)            --             --             (20.5)
Equity in subsidiary
  (income) loss.........          (2.7)                6.9           (16.2)            --           12.0                --
                                 -----              ------          ------         ------        -------            ------
Income (loss) before
  income taxes..........           2.7                 3.5            (2.4)          12.4          (12.0)              4.2
Provision for income
  taxes.................            --                 0.8              --            0.7             --               1.5
                                 -----              ------          ------         ------        -------            ------
  Net income (loss).....         $ 2.7              $  2.7          $ (2.4)        $ 11.7        $ (12.0)           $  2.7
                                 =====              ======          ======         ======        =======            ======

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31, 2002
                                     ----------------------------------------------------------------------------------------
                                       UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                          FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                        SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                     INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                     -------------------   --------------   ------------   ------------   -------------------
                                                                          (IN MILLIONS)
Cash flows provided by (used in)
  operating activities:.............        $  --              $  2.3           $1.8          $(3.1)            $  1.0
                                            -----              ------           ----          -----             ------
Investing activities:
  Capital expenditures..............           --               (16.4)          (0.5)          (4.1)             (21.0)
  Purchase of molds and tooling.....           --                  --           (1.3)            --               (1.3)
  Purchase of long-term
    investments.....................           --                  --             --             --                 --
  Acquisitions and divestitures, net
    of cash acquired................           --                24.6             --             --               24.6
  Investment (in) from affiliate....         (5.3)                5.3             --             --                 --
                                            -----              ------           ----          -----             ------
       Cash provided by (used in)
         investing activities.......         (5.3)               13.5           (1.8)          (4.1)               2.3
                                            -----              ------           ----          -----             ------
Financing activities:
  Repayment of long-term debt.......           --                (0.2)            --             --               (0.2)
  Proceeds from issuance of common
    stock and from issuance of stock
    options, net....................          5.3                  --             --             --                5.3
  Purchase of treasury stock........           --                  --             --             --                 --
  Debt issuance costs...............           --                  --             --             --                 --
                                            -----              ------           ----          -----             ------
       Cash provided by (used in)
         financing activities.......          5.3                (0.2)            --             --                5.1
                                            -----              ------           ----          -----             ------
Net change in cash and cash
  equivalents.......................           --                15.6             --           (7.2)               8.4
Cash and cash equivalents at
  beginning of period...............           --               476.3             --           28.1              504.4
                                            -----              ------           ----          -----             ------
Cash and cash equivalents at end of
  period............................        $  --              $491.9           $ --          $20.9             $512.8
                                            =====              ======           ====          =====             ======
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Income taxes....................        $  --              $  0.1           $ --          $ 0.2             $  0.3
                                            =====              ======           ====          =====             ======
       Interest.....................        $  --              $ 32.8           $ --          $  --             $ 32.8
                                            =====              ======           ====          =====             ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

UNLESS OTHERWISE INDICATED, REFERENCES IN THIS DISCUSSION AND ANALYSIS TO "WE," "OUR," THE "COMPANY," "FAIRCHILD," AND "FAIRCHILD INTERNATIONAL' REFER TO FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND ITS CONSOLIDATED SUBSIDIARIES, INCLUDING FAIRCHILD SEMICONDUCTOR CORPORATION, OUR PRINCIPAL OPERATING SUBSIDIARY. WE REFER TO INDIVIDUAL CORPORATIONS WHERE APPROPRIATE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS IN THIS REPORT. SEE "FORWARD-LOOKING STATEMENTS," "OUTLOOK" AND "BUSINESS RISKS" BELOW.

OVERVIEW

     We are one of the largest independent semiconductor companies focused solely on developing, manufacturing and selling high performance semiconductors critical to multiple end markets. We are a global company that designs, develops and markets analog, interface, discrete, standard logic, non-volatile memory and optoelectronic semiconductors. Within our broad product portfolio, we focus on providing power discrete and analog products for power management applications and interface products for system and circuit board interconnect applications. Over two-thirds of our sales in the first three months of 2003 were from power discrete and analog products used directly in power applications such as voltage conversion, power regulation, power distribution and power and battery management. We believe that we are the world's leading supplier of combined power analog and power discrete products. Our products are used as building block components in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; portable digital consumer cameras, displays, audio/video devices, household appliances; and automotive ignition applications. Because of their basic functionality, our products provide customers with greater design flexibility than more highly integrated products and help to improve the performance of more complex devices or systems. Given these characteristics, our products have a wide range of applications. Our products are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets.

RESULTS OF OPERATIONS

     On a segment basis, Analog had an operating loss of $0.2 million for the first quarter of 2003, compared to operating income of $9.6 million in the comparable period of 2002. The decrease in Analog's operating income was due to a decrease in average selling prices on higher unit volumes offset by decreases in selling, general and administrative expenses as a result of our workforce reduction actions in this area. Discrete had operating income of $15.6 million in the first quarter of 2003, compared to $13.1 million in the comparable period of 2002. The increase in Discrete's operating income was primarily due to an increase in gross margins due to higher unit volumes and improved factory utilization. This increase was partially offset by $2.2 million in distributor reserves associated with the 6" Mountaintop, Pennsylvania fab closure. Logic and Memory's operating income was flat at $0.4 million for Q1 of 2003 and 2002, respectively. Lower gross margins were offset by lower research and development and selling, general and administrative expenses.

REVENUES

     Revenues were $351.1 million in the first quarter of 2003, compared to $336.9 million in the comparable period of 2002. The increase in revenues was driven primarily by higher Discrete revenues and higher non-segment revenues driven by increased sales of LED's in our Optoelectronics business. On a segment basis, Analog revenues increased 1.3% to $84.2 million in the first quarter of 2003, from $83.1 million in the comparable period of 2002. During the quarter, increased unit volumes were offset by lower average selling prices. Discrete revenues increased 6.0% to $189.5 million in the first quarter of 2003, compared to $178.8 million in the comparable period of 2002. The increase is the result of the continued growth of power MOSFET's into virtually all end markets. These increases were offset by $2.2 million of distributor reserves associated with the 6" Mountaintop, Pennsylvania fab closure. Logic and Memory revenues decreased by 8.9% to $46.0 million in the first quarter of 2003, from $50.5 million in the comparable period of 2002. The decreases were due to lower unit volumes coupled with lower average selling prices, across all end markets.

     As a percentage of sales, geographic sales for North America, Europe, Asia/Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for the three months ended March 30, 2003 and March 31, 2002:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 30,   MARCH 31,
                                                                2003        2002
                                                              ---------   ---------
North America...............................................      15%         16%
Europe......................................................      11          11
Asia/Pacific................................................      52          51
Korea.......................................................      22          22
                                                                 ---         ---
          Total.............................................     100%        100%
                                                                 ===         ===

GROSS PROFIT

     Gross profit was $77.5 million, or 22.1% in the first quarter of 2003, compared to $79.6 million, or 23.6% in the first quarter of 2002. Gross profit includes the previously discussed distributor sales reserves in connection with the 6" fab closure ($2.2 million), which contributed (0.5%) to gross profit. The remaining decrease in gross profit for the first quarter of 2003 compared to the first quarter of 2002 was a result of increased pricing pressures across all product lines, offset by higher unit volumes.

RESEARCH AND DEVELOPMENT

     R&D expenses were $19.1 million, or 5.4% of sales, in the first quarter of 2003, compared to $20.7 million, or 6.1% of sales, in the first quarter of 2002. The decrease in the first quarter of 2003 was due to spending reductions in response to softer market conditions.

SELLING, GENERAL AND ADMINISTRATIVE

     SG&A was $39.2 million, or 11.2% of sales, in the first quarter of 2003, compared to $34.5 million, or 10.2% of sales, in the first quarter of 2002. The increase in the first quarter of 2003 is a result of higher selling expenses driven by higher sales, and higher payroll related costs due to resumption of certain benefits in 2003.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES

     Amortization of acquisition-related intangibles was $9.5 million in the first quarter of 2003, compared to $9.3 million in the first quarter of 2002.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     Purchased in-process research and development was recorded in the first quarter of 2002 in connection with our acquisitions of certain assets from I-Cube, Inc. ($1.0 million) and Signal Processing Technologies, Inc. (SPT) ($0.7 million).

RESTRUCTURING AND IMPAIRMENTS

     Restructuring and impairments in the first quarter of 2003 include $5.7 million of employee separation costs associated with the closure of the 6" fab in Mountaintop, Pennsylvania and other workforce reduction actions and $4.7 million of charges relating to asset write-offs, environmental costs, and other costs associated with the closure of the 6" fab in Mountaintop, Pennsylvania as well as asset write-offs associated primarily with the closure of our Carlsbad, California office. Restructuring and impairments in the first quarter of 2002 include $3.6 million associated with workforce reduction actions.

INTEREST EXPENSE

     Interest expense was $20.9 million in the first quarter of 2003, compared to $28.6 million in the comparable period of 2002. The decrease in interest expense in the first quarter of 2003 was principally the result of the redemption of $285.0 million of 10 1/8% senior subordinated notes on June 28, 2002.

INTEREST INCOME

     Interest income was $2.5 million in the first quarter of 2003 and 2002, respectively. Interest income was flat due to lower interest rates on higher average cash balances.

OTHER INCOME

     In the first quarter of 2002, we recorded a gain of $20.5 million related to the sale of our military and space-related discrete power product line.

INCOME TAXES

     Income tax provision (benefit) was $(1.5) for the first quarter of 2003, compared to $1.5 million for the first quarter of 2002. The effective tax rate for the first quarter of 2003 was 8%, compared to 36% for the first quarter of 2002. The decrease in the effective tax rate was due to the changes in the magnitude and composition of taxable income by taxing jurisdiction composing consolidated taxable income. The tax rate was calculated based upon actual tax rates for the quarter rather than using a projected annual tax rate due to the uncertainty of projecting annual taxable income by tax jurisdiction. Changes in the location of taxable income (loss) could result in significant changes in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     We have a borrowing capacity of $300.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At March 30, 2003, adjusted for outstanding letters of credit, we had up to $299.2 million available under this senior credit facility. At March 30, 2003, we had additional outstanding letters of credit and guarantees totaling $5.0 million that were issued on behalf of unaffiliated companies with which we currently have a strategic investment or relationship. These amounts outstanding do not impact available borrowings under the senior credit facility.

     Our senior credit facility, the indentures governing our 10 3/8% Senior Subordinated Notes, 10 1/2% Senior Subordinated Notes and 5.0% Convertible Senior Subordinated Notes and other debt instruments we may enter into in the future may impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial ratios such as a minimum interest coverage ratio and a maximum senior leverage ratio. At March 30, 2003, the company was in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We intend to invest approximately $140 to $150 million in 2003 on capital expenditures, including the $28.8 million we have spent through March 30, 2003. This capital primarily will be spent to expand capacity in support of in-sourcing of assembly and test capacity, including construction of our new facility in Suzhou, China, and to add capacity in our 8" Mountaintop,

Pennsylvania facility, to support cost reduction projects in our manufacturing facilities and information technology infrastructure projects. We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

     As of March 30, 2003, our cash and cash equivalents were $599.9 million, a decrease of $18.4 million from December 29, 2002.

     During the first quarter of 2003, our operations provided $40.5 million in cash compared to $1.0 million of cash in the first quarter of 2002. The increase in cash provided by operating activities reflects an increase in the first quarter of 2003 in net income (loss) adjusted for non-cash items of $3.6 million and an increase in cash flows from changes in operating assets and liabilities of $35.9 million as compared to the first quarter of 2002. Cash used in investing activities during the first quarter of 2003 totaled $58.3 million, compared to $2.3 million provided in the first quarter of 2002. The decrease primarily results from a net cash outflow for purchases of long-term marketable securities of $48.8 million in the first quarter of 2003, and net cash acquired from acquisitions and divestitures of $24.6 million in the first quarter of 2002, for which there is no comparable amount in the first quarter of 2003. Cash used in financing activities of $0.6 million for the first quarter of 2003 was primarily the repayment of long-term debt and the purchase of treasury stock, offset by the proceeds from the issuance of common stock and exercise of stock options. Cash provided by financing activities of $5.1 million for the first quarter of 2002 was primarily from proceeds from the issuance of common stock upon the exercise of options.

     It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or "take or pay" arrangements for purchases of certain equipment and raw materials. At March 30, 2003, obligations under these arrangements were not material to our consolidated financial statements. The table below summarizes aggregate maturities of long-term debt, future minimum lease payments under noncancelable operating leases, and guarantee commitments as of March 30, 2003.

                                                    REMAINDER    2-3     4-5      AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL     OF 2003    YEARS   YEARS    5 YEARS
-----------------------                    ------   ---------   -----   ------   -------
                                                           (IN MILLIONS)
Debt.....................................  $852.8     $ 0.3     $ 0.5   $300.6   $551.4
Operating Leases.........................    93.5      17.7      32.2     10.7     32.9
Guarantees...............................     5.0       5.0        --       --       --
                                           ------     -----     -----   ------   ------
          Total..........................  $951.3     $23.0     $32.7   $311.3   $584.3
                                           ======     =====     =====   ======   ======

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL, EXCLUDING
SUBSIDIARIES

     Fairchild Semiconductor International, Inc. is a holding company, the principal asset of which is the stock of its sole subsidiary, Fairchild Semiconductor Corporation. Fairchild Semiconductor International on a stand-alone basis had no cash flow from operations in the first three months of 2003, nor in the first three months of 2002. Fairchild Semiconductor International on a stand-alone basis has no cash requirements for the next twelve months.

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

     Sales Reserves. Sales reserves generally fall into four categories: customer material return reserves, distributor contract sales debit reserves, prompt payment discount reserves, and other distribution reserves. Customer material returns result from product quality, administrative or other defect issues. Distributor contract sales debits are credits given to distributors to ensure distributor profitability on individual resale transactions. Prompt payment discounts are enticements given to customers to ensure payment is made in a timely manner. Customer material reserves, distributor contract sales debit reserves and prompt payment discount reserves are based upon historical rates of return or claims and any known, specifically identified unusual returns. Other sales reserves are recorded based upon individual contracts with distributors that may call for reimbursement of product scrapped or reimbursement of price changes that affect the distributor's inventory carrying value. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

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

     For all other long-lived assets, our impairment review process is based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following:

     - significant underperformance relative to expected historical or projected future operating results,

     - significant changes in the manner of our use of the acquired assets or the strategy for our overall business,

     - significant negative industry or economic trends and

     - significant technological changes, which would render equipment and manufacturing process, obsolete.

     Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future undiscounted cash flows. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs.

     Income Taxes. We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by SFAS No. 109, "Accounting for Income Taxes." Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, or other factors. If our assumptions and consequently our estimates, change in the future, the valuation allowances we have established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense.

FORWARD LOOKING STATEMENTS

     This quarterly report includes "forward-looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as "we believe," "we expect," "we intend," "may," "will," "should," "seeks," "approxi-mately," "plans," "estimates," "anticipates," or "hopeful," or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management's current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Business Risks section below. Among these factors are the following: changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors' actions; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Business Risks section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

POLICY ON BUSINESS OUTLOOK DISCLOSURE AND QUIET PERIODS

     It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter's results. The business outlook below is consistent with the outlook included in our April 17, 2003 press release announcing first quarter results. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at www.investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter's results are publicly announced, we observe a "quiet period," when the outlook is not updated to reflect management's current expectations. The quiet period for the second quarter of 2003 will be from June 14, 2003 to July 17, 2003, when we plan to release our second quarter 2003 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filing with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company's financial results or expectations.

OUTLOOK

     We expect revenues in the second quarter of 2003 to be roughly flat sequentially. We entered the quarter with about 70% of our guided revenue already on backlog. We anticipate continued pricing pressures, and expect to offset them by additional planned manufacturing and operating spending cuts.

     We expect interest expense, net, to be flat from the first quarter of 2003. We expect that depreciation and amortization will increase $1 to $2 million and amortization of acquisition-related intangibles to decrease to approximately $7.9 million for the second quarter of 2003. Finally, we expect an outstanding diluted share count of approximately 119 million shares for the second quarter of 2003.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In December 2002, Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123 ("SFAS No. 148"), was issued. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The company intends to continue to account for options under ABP Opinion No. 25.

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, ("FIN No. 45") was issued. FIN No. 45 clarifies requirements relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. The company has adopted the annual disclosure provisions of FIN No. 45 in the year ended December 29, 2002 consolidated financial statements. The company adopted the provisions for initial recognition and measurement and interim disclosures during the first quarter of 2003. The adoption of FIN No. 45 did not have a material effect on the consolidated financial statements.

     In November 2002, the Task Force reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("Issue No. 00-21"). Issue 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. This consensus is effective for fiscal years beginning after June 15, 2003. We do not believe the impact of adopting EITF Issue No 00-21 will have a material impact on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We adopted SFAS No. 146 during the first quarter of 2003. The implementation of SFAS No. 146 did not have a material impact on our financial condition or results of operations; however, it will impact the timing of recognition of activity costs.

     In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statement No's. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("SFAS No. 145"), effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The impact of adopting SFAS No. 145 did not have a material impact on our financial statements.

     In August of 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143, which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset, is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 did not have a material impact on our financial condition or results of operations.

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

     OUR FAILURE TO OBTAIN OR MAINTAIN THE RIGHT TO USE SOME TECHNOLOGIES MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

     Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of intellectual property infringement and litigation regarding patent and other intellectual property rights. These claims relate both to products and manufacturing processes. Even though we maintain procedures to avoid infringing others' rights as part of our product and process development efforts, we cannot assure you that we will be successful, or that others will agree that our products are non-infringing. We receive direct and indirect claims of intellectual property infringement (including offers to sell us licenses), have been involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. Our involvement in existing and future intellectual property litigation, or the costs of avoiding litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

     - pay substantial damages;

     - indemnify our customers for damages they might suffer if the products they purchase from us violate the intellectual property rights of others;

     - stop our manufacture, use, sale or importation of infringing products;

     - expend significant resources to develop or acquire non-infringing technologies;

     - discontinue manufacturing processes; or

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

     Distributors accounted for 61% of our net sales for the three months ended March 30, 2003. Our top five distributors worldwide accounted for 16% of our net sales for the three months ended March 30, 2003. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor's initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

     THE SEMICONDUCTOR BUSINESS IS VERY COMPETITIVE, ESPECIALLY IN THE MARKETS WE SERVE, AND INCREASED COMPETITION COULD REDUCE THE VALUE OF AN INVESTMENT IN OUR COMPANY.

     The semiconductor industry is, and the multi-market semiconductor product markets in particular are, highly competitive. Competitors offer equivalent or similar versions of many of our products, and customers may switch from our products to competitors' products on the basis of price, delivery terms, product performance, quality, reliability and customer service or a combination of any of these factors. Competition is especially intense in the multi-market semiconductor segment because it is relatively easier for customers to switch suppliers of more standardized, multi-market products like ours, compared to switching suppliers of more highly integrated or customized semiconductor products such as processors or system-on-a-chip products, which we do not manufacture. Even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus are better able to pursue acquisition candidates and can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

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

     THE POWER DEVICE BUSINESS SUBJECTS OUR COMPANY TO RISKS INHERENT IN DOING BUSINESS IN KOREA, INCLUDING POLITICAL RISK, LABOR RISK AND CURRENCY RISK.

     As a result of the acquisition of the power device business in 1999, we have significant operations in South Korea and are subject to risks associated with doing business there. Korea accounted for 22% of our revenue for the first quarter of 2003.

     Relations between South Korea and North Korea have been tense over most of South Korea's history, and recent concerns over North Korea's nuclear capability have created a global security issue that may adversely affect Korean business and economic conditions. We cannot assure you as to whether or when this situation will be resolved or change abruptly as a result of current or future events. An adverse change in economic or political conditions in South Korea or in its relations with North Korea could have a material adverse effect on our Korean subsidiary and our company. And, in addition to other risks disclosed relating to international operations, some businesses in South Korea are subject to labor unrest.

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

     As a result of the acquisition of Samsung Electronics' power device business in 1999, we entered into numerous arrangements with Samsung Electronics, including arrangements relating to product sales, designation as a preferred vendor to affiliated Samsung companies and other services. Although most of these arrangements have expired, Samsung Electronics remains a significant customer, due in part to the historical relationship between the business we acquired and its former parents and affiliates. There can be no assurances that these relationships will continue at historical levels. Samsung Electronics (together with its affiliates) is our largest customer, accounting for approximately 11% of total sales during the first three months of 2003. Any material reduction in the purchases of Samsung Electronics could have a material adverse effect on our results of operations.

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

     OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH SEVERE ACQUIRED RESPIRATORY SYNDROME (SARS), INCLUDING THE RISKS OF REDUCED DEMAND FOR OUR PRODUCTS AND THE RISK OF REDUCED PRODUCTION CAPACITY.

     As described above, we operate a facility in Wuxi, China and are in the process of constructing a new assembly and test facility in Suzhou, China, near Shanghai. Our sales headquarters for the Asia Pacific region is located in Hong Kong and we also have significant facilities in Malaysia, the Philippines and South Korea and sales and administrative offices in Beijing, Shanghai, and Shenzhen, China as well as in Tokyo, Singapore and Taiwan. We are continuing to monitor the risks we face as a result of Severe Acquired Respiratory Syndrome
(SARS). Although to date we have not observed a material impact on our bookings or results of operations, we have restricted employee travel as a result of SARS, resulting in reduced direct contacts with customers. SARS, its actual and perceived effects, and the general economic and other disruptions caused by SARS may lead to reduced demand for our products in China and the rest of Asia. In the first quarter of 2003 the Asian region, including Korea, accounted for 74% of our revenue. In addition, a SARS outbreak in one of our manufacturing facilities or the facility of a supplier could have an adverse effect on our operations if we did not address the lost production capacity that would result.

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

     WE MAY NOT BE ABLE TO ATTRACT OR RETAIN THE TECHNICAL OR MANAGEMENT EMPLOYEES NECESSARY TO REMAIN COMPETITIVE IN OUR INDUSTRY.

     Our continued success depends on the retention and recruitment of skilled personnel, including technical, marketing, management and staff personnel. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees, is intense, particularly in the "up" portions of our business cycle, when competitors may try to recruit our most valuable technical employees. There can be no assurance that we will be able to retain our current personnel or recruit the key personnel we require.

     A SUBSTANTIAL NUMBER OF SHARES OF OUR COMPANY'S COMMON STOCK ARE OWNED BY A LIMITED NUMBER OF PERSONS, AND THEIR INTERESTS MAY CONFLICT WITH YOUR INTERESTS.

     On March 30, 2003, affiliates of Citigroup Inc., and our directors and executive officers together owned approximately 15% of the outstanding shares of our Class A Common Stock (not including shares underlying options held by our directors and executive officers). By virtue of such stock ownership, these persons have the power to significantly influence our affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of directors and the amendment of our corporate charter and bylaws. Such persons may exercise their influence over us in a manner detrimental to the interests of other stockholders or our bondholders.

     WE ARE A LEVERAGED COMPANY WITH A DEBT TO EQUITY RATIO OF APPROXIMATELY 0.7 TO 1, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO GROW AND COMPETE.

     At March 30, 2003, we had total long-term debt of $852.8 million and a ratio of debt to equity of approximately 0.7 to 1.

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

     We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation's outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the indentures governing Fairchild Semiconductor Corporation's outstanding 10 3/8% Senior Subordinated Notes, its outstanding 10 1/2% Senior Subordinated Notes, and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $300.0 million. As of March 30, 2003, adjusted for outstanding letters of credit, we had up to $299.2 million available under this revolving credit facility. If new debt is added to our subsidiaries' current debt levels, the substantial risks described above would intensify.

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

     In addition, the credit agreement governing our senior credit facility contains other and more restrictive covenants and limits us from prepaying our other indebtedness. The senior credit facility also requires us to maintain specified financial ratios. These financial ratios become more restrictive over the life of the senior credit facility. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of March 30, 2003, we were in compliance with these ratios. If we borrow money under the credit facility, a breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International's annual report on Form 10-K for the year ended December 29, 2002 and under the subheading "Quantitative and Qualitative Disclosures about Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 37 of the 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Under Securities and Exchange Commission (SEC) regulations implementing portions of the Sarbanes-Oxley Act of 2002, our chief executive officer and our chief financial officer are required to certify in this quarterly report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that material information relating to our company is made known to them. Our CEO and CFO are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report, and that they have presented in this report their conclusions about the effectiveness of the disclosure controls and procedures as a result of the evaluation. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, providing them with material information relating to the company as required to be disclosed in the reports we file with the SEC on a timely basis.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
  NO.                            EXHIBIT INDEX
-------                          -------------
 10.1     Amendment to Employment Agreement of Kirk P. Pond dated
          March 7, 2003 (Incorporated by reference from our annual
          report on Form 10-K for the fiscal year ended December 29,
          2002)
 10.2     Employment Agreement with Hans Wildenberg
 10.3     Employment Agreement with John M. Watkins, Jr.
 10.4     Non-statutory Stock Option Agreement with Kirk P. Pond
 10.5     Non-statutory Stock Option Agreements with Hans Wildenberg
 10.6     Non-statutory Stock Option Agreement with John M. Watkins,
          Jr.
 10.7     Deferred Stock Unit Award Agreement with Kirk P. Pond
 10.8     Deferred Stock Unit Award Agreements with Hans Wildenberg
 10.9     Deferred Stock Unit Award Agreement with John M. Watkins,
          Jr.
 10.10    Form of Non-qualified Stock Option Agreement with
          non-employee directors
 99.1     Certification, pursuant to 18 U.S.C. 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kirk P. Pond
 99.2     Certification, pursuant to 18 U.S.C. 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Matthew W. Towse

     (b) Reports on Form 8-K

     On January 21, 2003, we filed a current report on Form 8-K relating to financial information for the three and twelve months ended December 29, 2002 and forward-looking statements relating to the first quarter of 2003 as announced in a press release issued January 16, 2003. The press release is incorporated in, and filed as an exhibit to, the current report.

     On March 4, 2003, we filed a current report on Form 8-K relating to the update of our forward-looking guidance for the first quarter of 2003, as announced in a press release dated March 3, 2003. The press release is incorporated in, and filed as an exhibit to, the current report.

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

                                          Fairchild Semiconductor International,
                                          Inc.

                                          By:      /s/ ROBIN A. SAWYER
                                            ------------------------------------
                                                      Robin A. Sawyer
                                            Vice President, Corporate Controller
                                               (Principal Accounting Officer)

Date: May 14, 2003

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

                                          By:       /s/ KIRK P. POND
                                            ------------------------------------
                                                        Kirk P. Pond
                                               Chairman, President and Chief
                                                     Executive Officer

Date: May 14, 2003

                                 CERTIFICATIONS

I, Matthew W. Towse, certify that:

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

                                          By:     /s/ MATTHEW W. TOWSE
                                            ------------------------------------
                                                      Matthew W. Towse
                                              Senior Vice President and Chief
                                                     Financial Officer

Date: May 14, 2003