Form 10-Q
period 2003-06-29
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2003-08-13
CIK 1036960

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the issuer's classes of common stock as of the close of business on June 29, 2003:

                TITLE OF EACH CLASS                             NUMBER OF SHARES
                -------------------                             ----------------
                   Common Stock                                    117,320,315

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets as of June 29, 2003
          and December 29, 2002.......................................     2
          Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended June 29, 2003 and June 30,
          2002........................................................     3
          Condensed Consolidated Statements of Comprehensive Loss for
          the Three and Six Months Ended June 29, 2003 and June 30,
          2002........................................................     4
          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended June 29, 2003 and June 30, 2002................     5
          Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................     6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    20
Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................    37
Item 4.   Disclosure Controls and Procedures..........................    37
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................    38
Item 2.   Changes in Securities.......................................    38
Item 4.   Submission of Matters to a Vote of Security Holders.........    38
Item 6.   Exhibits and Reports on Form 8-K............................    39
Signature.............................................................    40

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              JUNE 29,   DECEMBER 29,
                                                                2003         2002
                                                              --------   ------------
                                       ASSETS
Current assets:
     Cash and cash equivalents..............................  $  562.3     $  618.3
     Short-term marketable securities.......................       3.1          2.0
     Accounts receivable, net...............................     157.4        150.6
     Inventories............................................     206.8        208.8
     Deferred income taxes..................................      28.1         28.1
     Other current assets...................................      14.4         12.5
                                                              --------     --------
          Total current assets..............................     972.1      1,020.3
Property, plant and equipment, net..........................     629.8        660.9
Deferred income taxes.......................................     115.0         61.5
Intangible assets, net......................................     421.2        438.5
Long-term marketable securities.............................      49.1         30.4
Other assets................................................      53.7         76.5
                                                              --------     --------
          Total assets......................................  $2,240.9     $2,288.1
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt......................  $    3.3     $    0.4
     Accounts payable.......................................     111.1        113.7
     Accrued expenses and other current liabilities.........     127.0         92.8
                                                              --------     --------
          Total current liabilities.........................     241.4        206.9
Long-term debt, less current portion........................     849.4        852.8
Other liabilities...........................................      14.2         13.2
                                                              --------     --------
          Total liabilities.................................   1,105.0      1,072.9
Commitments and contingencies
Stockholders' equity:
     Common stock...........................................       1.2          1.2
     Additional paid-in capital.............................   1,222.9      1,221.1
     Accumulated deficit....................................     (83.8)        (2.4)
     Accumulated other comprehensive loss...................      (0.8)        (1.1)
     Less treasury stock (at cost)..........................      (3.6)        (3.6)
                                                              --------     --------
          Total stockholders' equity........................   1,135.9      1,215.2
                                                              --------     --------
          Total liabilities and stockholders' equity........  $2,240.9     $2,288.1
                                                              ========     ========

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS           SIX MONTHS
                                                                   ENDED                 ENDED
                                                            -------------------   -------------------
                                                            JUNE 29,   JUNE 30,   JUNE 29,   JUNE 30,
                                                              2003       2002       2003       2002
                                                            --------   --------   --------   --------
Total revenue.............................................   $347.1     $360.5     $698.2     $697.4
Operating expenses:
  Cost of sales...........................................    274.9      264.1      548.5      521.4
  Research and development................................     18.8       21.8       37.9       42.5
  Selling, general and administrative.....................     37.5       37.6       76.7       72.1
  Amortization of acquisition-related intangibles.........      7.9        9.5       17.4       18.8
  Purchased in-process research and development...........       --         --         --        1.7
  Restructuring and impairments...........................     49.7         --       60.1        3.6
                                                             ------     ------     ------     ------
     Total operating expenses.............................    388.8      333.0      740.6      660.1
                                                             ------     ------     ------     ------
Operating income (loss)...................................    (41.7)      27.5      (42.4)      37.3
Interest expense..........................................     21.4       28.6       42.3       57.2
Interest income...........................................     (1.9)      (3.1)      (4.4)      (5.6)
Other expense, net........................................     23.4       22.1       23.4        1.6
                                                             ------     ------     ------     ------
Loss before income taxes..................................    (84.6)     (20.1)    (103.7)     (15.9)
Benefit for income taxes..................................    (20.8)      (7.1)     (22.3)      (5.6)
                                                             ------     ------     ------     ------
Net loss..................................................   $(63.8)    $(13.0)    $(81.4)    $(10.3)
                                                             ======     ======     ======     ======
Net loss per common share:
  Basic...................................................   $(0.54)    $(0.12)    $(0.69)    $(0.10)
                                                             ======     ======     ======     ======
  Diluted.................................................   $(0.54)    $(0.12)    $(0.69)    $(0.10)
                                                             ======     ======     ======     ======
Weighted average common shares:
  Basic...................................................    117.3      106.9      117.3      103.7
                                                             ======     ======     ======     ======
  Diluted.................................................    117.3      106.9      117.3      103.7
                                                             ======     ======     ======     ======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               THREE MONTHS           SIX MONTHS
                                                                   ENDED                 ENDED
                                                            -------------------   -------------------
                                                            JUNE 29,   JUNE 30,   JUNE 29,   JUNE 30,
                                                              2003       2002       2003       2002
                                                            --------   --------   --------   --------
Net loss..................................................   $(63.8)    $(13.0)    $(81.4)    $(10.3)
Other comprehensive income (loss), net of tax:
  Net change associated with hedging transactions.........     (1.0)      (3.9)      (1.6)      (3.7)
  Net amount reclassed to earnings........................      0.7        0.7        1.8        0.3
  Unrealized holding gain on marketable securities........       --         --        0.1         --
                                                             ------     ------     ------     ------
Comprehensive loss........................................   $(64.1)    $(16.2)    $(81.1)    $(13.7)
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

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
Cash flows from operating activities:
Net loss....................................................  $ (81.4)   $ (10.3)
     Adjustments to reconcile net loss to cash provided by
      operating activities:
     Depreciation and amortization..........................     90.7       81.0
     Amortization of deferred compensation..................      1.7        1.9
     Restructuring and impairments, net of cash expended....     52.6        0.9
     Non-cash financing expense.............................      1.4       10.6
     Purchased in-process research and development..........       --        1.7
     Loss on disposal of property, plant and equipment......      1.7        0.7
     Deferred income taxes..................................    (32.4)     (11.2)
     Gain on sale of space and defense business.............       --      (20.5)
     Non-cash write off of deferred financing fees..........      6.0         --
Changes in operating assets and liabilities, net of effects
  of acquisitions:
     Accounts receivable, net...............................     (6.7)     (19.9)
     Inventories............................................      2.0        2.7
     Other current assets...................................     (2.0)      (4.6)
     Current liabilities....................................      9.8      (10.0)
     Other assets and liabilities, net......................      1.8        1.4
                                                              -------    -------
          Cash provided by operating activities.............     45.2       24.4
                                                              -------    -------
Cash flows from investing activities:
     Capital expenditures...................................    (72.4)     (57.8)
     Purchase of molds and tooling..........................     (0.6)      (1.7)
     Purchase of marketable securities......................    (74.7)        --
     Sale of marketable securities..........................     54.5         --
     Acquisitions and divestitures, net of cash acquired....       --       23.9
                                                              -------    -------
          Cash used in investing activities.................    (93.2)     (35.6)
                                                              -------    -------
Cash flows from financing activities:
     Repayment of long-term debt............................   (300.5)    (285.3)
     Issuance of long-term debt.............................    300.0         --
     Proceeds from issuance of common stock and from
      exercise of stock options, net........................      3.6      408.0
     Purchase of treasury stock.............................     (4.5)      (2.5)
     Debt issuance costs....................................     (6.6)        --
                                                              -------    -------
          Cash provided by (used in) financing activities...     (8.0)     120.2
                                                              -------    -------
Net change in cash and cash equivalents.....................    (56.0)     109.0
Cash and cash equivalents at beginning of period............    618.3      504.4
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 562.3    $ 613.4
                                                              =======    =======

See accompanying notes to unaudited condensed consolidated financial statements.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying interim condensed consolidated financial statements of Fairchild Semiconductor International, Inc. (the "company") have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company's Annual Report on Form 10-K for the year ended December 29, 2002. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company's Annual Report on Form 10-K for the year ended December 29, 2002. Certain amounts for prior periods have been reclassified to conform to the current presentation.

NOTE 2 -- INVENTORIES

     The components of inventories are as follows:

                                                              JUNE 29,   DECEMBER 29,
                                                                2003         2002
                                                              --------   ------------
                                                                   (IN MILLIONS)
Raw materials...............................................   $ 20.6       $ 21.6
Work in process.............................................    148.6        149.8
Finished goods..............................................     37.6         37.4
                                                               ------       ------
     Total inventories......................................   $206.8       $208.8
                                                               ======       ======

NOTE 3 -- COMPUTATION OF NET LOSS PER SHARE

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

     As a result of the net loss reported for the three and six months ended June 29, 2003 and June 30, 2002, approximately 0.8 million, 1.2 million, 6.0 million and 5.9 million common equivalent shares, respectively, have been excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive. In addition, $1.8 million and $3.6 million were not included in the computation of net loss for the three and six months ended June 29, 2003 and June 30, 2002, respectively, and 6.7 million potential common shares were not included in the computation of diluted earnings per share as a result of the assumed conversion of the convertible senior subordinated notes because the effect would have been anti-dilutive.

NOTE 4 -- SUPPLEMENTAL CASH FLOW INFORMATION

                                                               SIX MONTHS ENDED
                                                              -------------------
                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
                                                                 (IN MILLIONS)
Cash paid net for:
  Income taxes..............................................   $ 2.5      $ 0.3
                                                               =====      =====
  Interest..................................................   $39.0      $46.1
                                                               =====      =====

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 -- STOCK BASED COMPENSATION

     The company has certain stock option plans. The company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net loss and net loss per common share as if the company applied the fair value based method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to record expense for stock option compensation.

     The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                --------------------    --------------------
                                                JUNE 29,    JUNE 30,    JUNE 29,    JUNE 30,
                                                  2003        2002        2003        2002
                                                --------    --------    --------    --------
                                                  (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net loss, as reported.........................   $(63.8)     $(13.0)    $ (81.4)     $(10.3)
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects.........................    (16.6)      (19.4)      (29.1)      (36.3)
                                                 ------      ------     -------      ------
Pro forma net loss............................   $(80.4)     $(32.4)    $(110.5)     $(46.6)
                                                 ======      ======     =======      ======
Earnings per share:
  Basic -- as reported........................   $(0.54)     $(0.12)    $ (0.69)     $(0.10)
                                                 ======      ======     =======      ======
  Basic -- pro forma..........................   $(0.69)     $(0.30)    $ (0.94)     $(0.45)
                                                 ======      ======     =======      ======
  Diluted -- as reported......................   $(0.54)     $(0.12)    $ (0.69)     $(0.10)
                                                 ======      ======     =======      ======
  Diluted -- pro forma........................   $(0.69)     $(0.30)    $ (0.94)     $(0.45)
                                                 ======      ======     =======      ======

     The weighted average fair value of options granted was $7.49, and $7.48 for the three and six months ended June 29, 2003 and $15.88 and $13.85 for the three and six months ended June 30, 2002, respectively. The fair value of each option grant for the company's plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 --------------------    --------------------
                                                 JUNE 29,    JUNE 30,    JUNE 29,    JUNE 30,
                                                   2003        2002        2003        2002
                                                 --------    --------    --------    --------
Expected volatility............................      72%         60%         72%         60%
Dividend yield.................................      --          --          --          --
Risk-free interest rate........................    2.54%       3.87%       2.54%       3.87%
Expected life, in years........................     6.0         6.0         6.0         6.0

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

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     A summary of acquired intangible assets as of June 29, 2003 is as follows:

                                                                  AS OF JUNE 29, 2003
                                                             -----------------------------
                                                             GROSS CARRYING   ACCUMULATED
                                                                 AMOUNT       AMORTIZATION
                                                             --------------   ------------
                                                                     (IN MILLIONS)
Identifiable intangible assets:
  Developed technology.....................................      $223.2         $ (63.7)
  Customer base............................................        55.8           (29.9)
  Covenant not to compete..................................        30.4           (25.8)
  Trademarks and tradenames................................        24.9           (24.9)
  Patents..................................................         5.4            (4.3)
                                                                 ------         -------
     Subtotal..............................................       339.7          (148.6)
  Goodwill.................................................       230.1              --
                                                                 ------         -------
     Total.................................................      $569.8         $(148.6)
                                                                 ======         =======

     The carrying amount of goodwill by reporting unit for the quarter ended June 29, 2003 is as follows:

                                                          DISCRETE
                                               DOMESTIC    POWER
                                                ANALOG    PRODUCTS   OPTOELECTRONICS   TOTAL
                                               --------   --------   ---------------   ------
                                                               (IN MILLIONS)
Balance as of June 29, 2003..................   $15.5      $159.9         $54.7        $230.1

     During the quarter, there were no changes to the carrying amount of goodwill due to acquisitions and divestitures. The annual test for impairment of goodwill as required by SFAS No. 142 was completed during the fourth quarter of 2002. No impairment was indicated. The fair value of the reporting units for purposes of the annual impairment test were estimated using discounted future cash flows. Identified reporting units which carry goodwill include domestic analog, discrete power products, which are included in the Analog and Discrete segments, respectively, and Optoelectronics, which does not meet the requirements of a reportable segment as defined in SFAS No. 131.

     The estimated amortization expense for the remainder of Fiscal 2003 and for each of the five succeeding fiscal years is as follows:

ESTIMATED AMORTIZATION EXPENSE:                               IN MILLIONS
-------------------------------                               -----------
Remainder of Fiscal 2003....................................     $15.8
Fiscal 2004.................................................      25.6
Fiscal 2005.................................................      23.7
Fiscal 2006.................................................      23.4
Fiscal 2007.................................................      18.2
Fiscal 2008.................................................      16.5

NOTE 7 -- SEGMENT INFORMATION

     The company is currently organized into three reportable segments: the Analog and Mixed Signal Products Group ("Analog"), the Discrete Products Group ("Discrete") and the Logic and Memory Products Group ("Logic and Memory"). As discussed in Note 8 -- Restructuring and Impairments, the company will be exiting the Memory business in future periods.

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

     The company has determined that its Optoelectronics Group does not meet the threshold for a separate reportable segment under SFAS No. 131, and accordingly this segment's results are included as part of the "Other" category for all periods presented. Similarly, the company's contract manufacturing business is not a separate reportable segment and its results are also recorded in the "Other" category.

     Selected operating segment financial information for the three and six months ended June 29, 2003 and June 30, 2002 is as follows:

                                                       THREE MONTHS           SIX MONTHS
                                                           ENDED                 ENDED
                                                    -------------------   -------------------
                                                    JUNE 29,   JUNE 30,   JUNE 29,   JUNE 30,
                                                      2003       2002       2003       2002
                                                    --------   --------   --------   --------
                                                       (IN MILLIONS)         (IN MILLIONS)
REVENUE:
  Analog and Mixed Signal Products Group..........   $ 81.2     $ 87.4     $165.4     $170.5
  Discrete Products Group.........................    190.9      186.6      380.4      365.4
  Logic and Memory Products Group.................     41.1       52.8       87.1      103.3
  Other...........................................     33.9       33.7       65.3       58.2
                                                     ------     ------     ------     ------
     Total........................................   $347.1     $360.5     $698.2     $697.4
                                                     ======     ======     ======     ======

                                                       THREE MONTHS           SIX MONTHS
                                                           ENDED                 ENDED
                                                    -------------------   -------------------
                                                    JUNE 29,   JUNE 30,   JUNE 29,   JUNE 30,
                                                      2003       2002       2003       2002
                                                    --------   --------   --------   --------
                                                       (IN MILLIONS)         (IN MILLIONS)
OPERATING INCOME (LOSS):
  Analog and Mixed Signal Products Group..........   $  2.5     $ 9.5      $  2.3     $ 19.1
  Discrete Products Group.........................     10.0      19.0        25.6       32.1
  Logic and Memory Products Group.................     (0.4)      2.4          --        2.8
  Other...........................................      3.8       6.1         7.2        7.4
                                                     ------     -----      ------     ------
     Subtotal.....................................     15.9      37.0        35.1       61.4
  Amortization of acquisition-related
     intangibles..................................     (7.9)     (9.5)      (17.4)     (18.8)
  Purchased in-process research and development...       --        --          --       (1.7)
  Restructuring and impairments...................    (49.7)       --       (60.1)      (3.6)
                                                     ------     -----      ------     ------
     Total........................................   $(41.7)    $27.5      $(42.4)    $ 37.3
                                                     ======     =====      ======     ======

NOTE 8 -- RESTRUCTURING AND IMPAIRMENTS

     During the three and six months ended June 29, 2003, the company recorded pre-tax restructuring charges of $49.7 million and $60.1 million, respectively. In the second quarter of 2003, the charge consisted of $20.1 million of employee separation costs relating to severance and other costs associated with approximately 1,600 salaried and hourly employees in the United States, Korea, Europe, Japan, Hong Kong, Malaysia and China, the closure of our 4" fab in South Portland, Maine and plant closures in Wuxi, China and Kuala Lumpur, Malaysia and other workforce reduction actions. We expect to record additional charges as these announced actions are completed in future periods. The remaining $29.6 million of restructuring charges relates to asset impairments in Bucheon, South Korea as well as asset impairments and other charges associated with the closure of the 4" fab in South Portland, Maine and plant closures in Wuxi, China and Kuala Lumpur, Malaysia. In addition, the company recorded a pre-tax charge of $3.9 million of distributor and inventory reserves associated with the exit from the hybrid and non-volatile memory businesses, recorded

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES in revenues and cost of sales, respectively. For the six months ended June 29, 2003, these charges also include $5.5 million of employee separation costs of approximately 190 salaried and hourly employees associated with the 6" fab closure in Mountaintop, Pennsylvania and other various workforce reduction actions as well as $4.9 million of asset impairments and other charges primarily associated with the Mountaintop, Pennsylvania 6" fab closure and the closure of the Carlsbad, California office. In addition, the company recorded a pre-tax charge of $2.2 million of additional distributor reserves, recorded in revenue, in connection with the 6" fab closure.

     During the six months ended June 30, 2002, the company recorded a pre-tax restructuring charge of $3.6 million which occurred in the first quarter. The restructuring charge consisted of employee separation costs relating primarily to severance and other costs associated with approximately 150 salaried and hourly employees severed in the United States, Europe, Japan, and Malaysia.

     The following table summarizes the activity in the company's accrual for restructuring and impairment costs for the three and six months ended June 29, 2003 (in millions):

Accrual balance as of December 29, 2002.....................  $  4.1
  Accrual...................................................    10.4
  Cash payments.............................................    (3.7)
  Non-cash items............................................    (2.7)
                                                              ------
Accrual balance as of March 30, 2003........................     8.1
  Accrual...................................................    49.7
  Cash payments.............................................    (7.9)
  Non-cash items............................................   (28.1)
                                                              ------
Accrual balance as of June 29, 2003.........................  $ 21.8
                                                              ======

     The company expects that all amounts will be substantially paid within the next year.

NOTE 9 -- STOCKHOLDERS' EQUITY

     At our annual stockholders' meeting on May 8, 2003, our stockholders approved amendments to our restated certificate of incorporation. These changes eliminated the non-voting Class B Common Stock and changed the name of the Class A Common Stock to be simply "Common Stock". No Class B Common Stock was outstanding at December 29, 2002.

NOTE 10 -- REFINANCING OF SENIOR CREDIT FACILITY

     On June 19, 2003, the company completed a refinancing of its senior credit facility. The new $480 million senior credit facility includes a $300 million term loan and a $180 million revolving line of credit. The new term loan will carry an interest rate of LIBOR plus 2.75%, which was 3.875% at June 29, 2003. Borrowings under the agreement are secured by a pledge of common stock of the company and its significant subsidiaries. In connection with this refinancing, the company recorded $4.1 million in deferred financing fees associated with the $300 million term loan, which are being amortized over five years, and $2.5 million in deferred financing fees associated with the revolving line of credit, which are being amortized over four years.

     The company used the proceeds from the new $300 million term loan to redeem the 10 3/8% senior subordinated notes that were due in October 2007 at a price of 105.19% of face value. The new $180 million revolving line of credit replaces the company's previous $300 million revolving line of credit. In connection with the refinancing, the company incurred charges totaling $23.4 million, including $17.4 million for the call

          FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES premium on the 10 3/8% senior subordinated notes and other transaction fees and $6.0 million for a non-cash write-off of deferred financing fees associated with the redeemed notes and the previous credit facility.

NOTE 11 -- DERIVATIVES

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

     Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, had no impact on earnings for the six months ended June 29, 2003. No cash flow hedges were derecognized or discontinued for the six months ended June 29, 2003.

     Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. The company estimates that the entire $(1.0) million of net unrealized derivative loss included in OCI will be reclassified into earnings within the next twelve months.

NOTE 12 -- CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The company operates through its wholly owned subsidiary, Fairchild Semiconductor Corporation, and other indirect wholly-owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation's subsidiaries are guarantors under Fairchild Semiconductor Corporation's 10 1/2% Senior Subordinated Notes and its 5% Convertible Senior Subordinated Notes. These guarantees are full and unconditional. In addition, all guaranties are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                  (UNAUDITED)

                                                                       JUNE 29, 2003
                          -------------------------------------------------------------------------------------------------------
                            UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                               FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                             SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                          INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                          -------------------   --------------   ------------   ------------   ------------   -------------------
                                                                       (IN MILLIONS)
                                                             ASSETS
Current assets:
  Cash and cash
    equivalents..........      $     --            $  537.1         $   --         $ 25.2       $      --          $  562.3
  Short-term marketable
    securities...........            --                 3.1             --             --              --               3.1
  Accounts receivable,
    net..................            --                22.5            1.5          133.4              --             157.4
  Inventories............            --                96.7           17.2           92.9              --             206.8
  Deferred income
    taxes................            --                26.8            0.8            0.5              --              28.1
  Other current assets...            --                 5.6            0.2            8.6              --              14.4
                               --------            --------         ------         ------       ---------          --------
    Total current
       assets............            --               691.8           19.7          260.6              --             972.1
Property, plant and
  equipment, net.........            --               262.5           68.1          299.2              --             629.8
Intangible assets, net...            --                13.1          282.9          125.2              --             421.2
Long-term marketable
  securities.............            --                49.1             --             --              --              49.1
Investment in
  subsidiary.............       1,130.8               987.9          158.2           33.6        (2,310.5)               --
Other assets.............           5.9               141.8           14.7            6.3              --             168.7
                               --------            --------         ------         ------       ---------          --------
    Total assets.........      $1,136.7            $2,146.2         $543.6         $724.9       $(2,310.5)         $2,240.9
                               ========            ========         ======         ======       =========          ========
                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of
    long-term debt.......      $     --            $    3.3         $   --         $   --       $      --          $    3.3
  Accounts payable.......            --                62.9            5.3           42.9              --             111.1
  Accrued expenses and
    other current
    liabilities..........            --                66.7           11.2           49.1              --             127.0
                               --------            --------         ------         ------       ---------          --------
    Total current
       liabilities.......            --               132.9           16.5           92.0              --             241.4
Long-term debt, less
  current portion........            --               849.4             --             --              --             849.4
Net intercompany
  (receivable) payable...            --                32.7          (27.9)          (4.8)             --                --
Other liabilities........            --                 1.2            1.5           11.5              --              14.2
                               --------            --------         ------         ------       ---------          --------
    Total liabilities....            --             1,016.2           (9.9)          98.7              --           1,105.0
                               --------            --------         ------         ------       ---------          --------
Commitments and
  contingencies
Stockholders' equity:
  Common stock...........           1.2                  --             --             --              --               1.2
  Additional paid-in
    capital..............       1,222.9                  --             --             --              --           1,222.9
  Retained earnings
    (deficit)............         (83.8)            1,130.8          553.5          626.2        (2,310.5)            (83.8)
  Accumulated other
    comprehensive loss...            --                (0.8)            --             --              --              (0.8)
  Less treasury stock (at
    cost)................          (3.6)                 --             --             --              --              (3.6)
                               --------            --------         ------         ------       ---------          --------
    Total stockholders'
       equity............       1,136.7             1,130.0          553.5          626.2        (2,310.5)          1,135.9
                               --------            --------         ------         ------       ---------          --------
    Total liabilities and
       stockholders'
       equity............      $1,136.7            $2,146.2         $543.6         $724.9       $(2,310.5)         $2,240.9
                               ========            ========         ======         ======       =========          ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED JUNE 29, 2003
                           ------------------------------------------------------------------------------------------------------
                             UNCONSOLIDATED     UNCONSOLIDATED                                                   CONSOLIDATED
                               FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                             SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                           INTERNATIONAL, INC    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                           ------------------   --------------   ------------   ------------   ------------   -------------------
                                                                       (IN MILLIONS)
Total revenue.............           --              307.4            37.2          385.1         (382.6)            347.1
Operating expenses:
  Cost of sales...........           --               20.4             0.2          254.3             --             274.9
  Cost of sales --
    intercompany..........           --              249.7            34.9           98.0         (382.6)               --
  Research and
    development...........           --                7.2             5.1            6.5             --              18.8
  Selling, general and
    administrative........           --               24.0             1.7           11.8             --              37.5
  Amortization of
    acquisition-related
    intangibles...........           --                 --             2.3            5.6             --               7.9
  Purchased in-process
    research and
    development...........           --                 --              --             --             --                --
  Restructuring and
    impairments...........           --               10.8             1.9           37.0             --              49.7
                                 ------             ------          ------         ------        -------            ------
    Total operating
       expenses...........           --              312.1            46.1          413.2         (382.6)            388.8
                                 ------             ------          ------         ------        -------            ------
Operating loss............           --               (4.7)           (8.9)         (28.1)            --             (41.7)
Interest expense..........           --               21.4              --             --             --              21.4
Interest income...........           --               (1.6)           (0.1)          (0.2)            --              (1.9)
Other expense, net........           --               23.4              --             --             --              23.4
Equity in subsidiary
  (income) loss...........         63.8               37.0            25.9             --         (126.7)               --
                                 ------             ------          ------         ------        -------            ------
Income (loss) before
  income taxes............        (63.8)             (84.9)          (34.7)         (27.9)         126.7             (84.6)
Provision (benefit) for
  income taxes............           --              (21.1)           (0.4)           0.7             --             (20.8)
                                 ------             ------          ------         ------        -------            ------
Net income (loss).........       $(63.8)            $(63.8)         $(34.3)        $(28.6)       $ 126.7            $(63.8)
                                 ======             ======          ======         ======        =======            ======

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 29, 2003
                          ------------------------------------------------------------------------------------------------------
                            UNCONSOLIDATED     UNCONSOLIDATED                                                   CONSOLIDATED
                              FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                            SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                          INTERNATIONAL, INC    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                          ------------------   --------------   ------------   ------------   ------------   -------------------
                                                           (IN MILLIONS)
Total revenue...........            --              612.3            73.7          783.9         (771.7)             698.2
Operating expenses:
  Cost of sales.........            --               36.7             1.3          510.5             --              548.5
  Cost of sales --
    intercompany........            --              503.7            69.3          198.7         (771.7)                --
  Research and
    development.........            --               14.5            10.6           12.8             --               37.9
  Selling, general and
    administrative......            --               50.1             3.1           23.5             --               76.7
  Amortization of
    acquisition-related
    intangibles.........            --                 --             4.6           12.8             --               17.4
  Purchased in-process
    research and
    development.........            --                 --              --             --             --                 --
  Restructuring and
    impairments.........            --               12.1            11.1           36.9             --               60.1
                                ------            -------          ------         ------        -------            -------
    Total operating
       expenses.........            --              617.1           100.0          795.2         (771.7)             740.6
                                ------            -------          ------         ------        -------            -------
Operating loss..........            --               (4.8)          (26.3)         (11.3)            --              (42.4)
Interest expense........            --               42.3              --             --             --               42.3
Interest income.........            --               (3.9)           (0.1)          (0.4)            --               (4.4)
Other expense, net......            --               23.4              --             --             --               23.4
Equity in subsidiary
  (income) loss.........          81.5               39.4            11.6             --         (132.5)                --
                                ------            -------          ------         ------        -------            -------
Income (loss) before
  income taxes..........         (81.5)            (106.0)          (37.8)         (10.9)         132.5             (103.7)
Provision (benefit) for
  income taxes..........            --              (24.6)           (0.5)           2.8             --              (22.3)
                                ------            -------          ------         ------        -------            -------
Net income (loss).......        $(81.5)           $ (81.4)         $(37.3)        $(13.7)       $ 132.5            $ (81.4)
                                ======            =======          ======         ======        =======            =======

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 29, 2003
                                    ---------------------------------------------------------------------------------------
                                      UNCONSOLIDATED      UNCONSOLIDATED                                    CONSOLIDATED
                                         FAIRCHILD          FAIRCHILD                         NON-           FAIRCHILD
                                       SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR       SEMICONDUCTOR
                                    INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC
                                    -------------------   --------------   ------------   ------------   ------------------
                                                                         (IN MILLIONS)
Cash flows provided by (used in)
  operating activities:...........        $   --             $  (4.5)         $ 11.8         $ 37.9           $  45.2
Investing activities:
  Capital expenditures............            --               (23.6)          (11.8)         (37.0)            (72.4)
  Purchase of molds and tooling...            --                  --              --           (0.6)             (0.6)
  Purchase of long-term marketable
    securities....................            --               (74.7)             --             --             (74.7)
  Sale of marketable securities...            --                54.5              --             --              54.5
  Investment (in) from
    affiliate.....................           7.5                (7.5)             --             --                --
                                          ------             -------          ------         ------           -------
    Cash provided by (used in)
       investing activities.......           7.5               (51.3)          (11.8)         (37.6)            (93.2)
                                          ------             -------          ------         ------           -------
Financing activities:
  Repayment of long-term debt.....            --              (300.5)             --             --            (300.5)
  Issuance of long-term debt......            --               300.0              --             --             300.0
  Proceeds from issuance of common
    stock and from exercise of
    stock options, net............           3.6                  --              --             --               3.6
  Purchase of treasury stock......          (4.5)                 --              --             --              (4.5)
  Debt issuance costs.............          (6.6)                 --              --             --              (6.6)
                                          ------             -------          ------         ------           -------
    Cash used in financing
       activities.................          (7.5)               (0.5)             --             --              (8.0)
                                          ------             -------          ------         ------           -------
Net change in cash and cash
  equivalents.....................            --               (56.3)             --            0.3             (56.0)
Cash and cash equivalents at
  beginning of period.............            --               593.4              --           24.9             618.3
                                          ------             -------          ------         ------           -------
Cash and cash equivalents at end
  of period.......................        $   --             $ 537.1          $   --         $ 25.2           $ 562.3
                                          ======             =======          ======         ======           =======
Supplemental Cash Flow
  Information:
  Cash paid (received) during the
    period for:
    Income taxes..................        $   --             $  (0.1)         $   --         $  2.6           $   2.5
                                          ======             =======          ======         ======           =======
    Interest......................        $   --             $  39.0          $   --         $   --           $  39.0
                                          ======             =======          ======         ======           =======

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
                                  ========            ========         ======         ======       =========          ========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of
    long-term debt..........      $     --            $    0.4         $   --         $   --       $      --          $    0.4
  Accounts payable..........            --                50.7            3.9           59.1              --             113.7
  Accrued expenses and other
    current liabilities.....            --                59.8            4.6           28.4              --              92.8
                                  --------            --------         ------         ------       ---------          --------
    Total current
       liabilities..........            --               110.9            8.5           87.5              --             206.9
Long-term debt, less current
  portion...................            --               852.8             --             --              --             852.8
Net intercompany
  (receivable) payable......            --                15.9          (50.8)          34.9              --                --
Other liabilities...........            --                 3.2            1.7            8.3              --              13.2
                                  --------            --------         ------         ------       ---------          --------
    Total liabilities.......            --               982.8          (40.6)         130.7              --           1,072.9
                                  --------            --------         ------         ------       ---------          --------
Commitments and
  contingencies
Stockholders' equity:
  Common stock..............           1.2                  --             --             --              --               1.2
  Additional paid-in
    capital.................       1,221.1                  --             --             --              --           1,221.1
  Retained earnings
    (deficit)...............          (2.4)            1,210.4          582.2          598.8        (2,391.4)             (2.4)
  Accumulated other
    comprehensive loss......            --                (1.1)            --             --              --              (1.1)
  Less treasury stock (at
    cost)...................          (3.6)                 --             --             --              --              (3.6)
                                  --------            --------         ------         ------       ---------          --------
    Total stockholders'
       equity...............       1,216.3             1,209.3          582.2          598.8        (2,391.4)          1,215.2
                                  --------            --------         ------         ------       ---------          --------
    Total liabilities and
       stockholders'
       equity...............      $1,216.3            $2,192.1         $541.6         $729.5       $(2,391.4)         $2,288.1
                                  ========            ========         ======         ======       =========          ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED JUNE 30, 2002
                          -------------------------------------------------------------------------------------------------------
                            UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                               FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                             SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                          INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                          -------------------   --------------   ------------   ------------   ------------   -------------------
                                                                       (IN MILLIONS)
Total revenue...........        $   --              $311.1          $ 42.0         $384.9        $(377.5)           $360.5
Operating expenses:
    Cost of sales.......            --                23.3            (1.1)         241.9             --             264.1
    Cost of sales --
       intercompany.....            --               248.0            40.0           89.5         (377.5)               --
    Research and
       development......            --                 9.7             6.0            6.1             --              21.8
    Selling, general and
       administrative...            --                22.4             2.8           12.4             --              37.6
    Amortization of
     acquisition-related
       intangibles......            --                  --             2.3            7.2             --               9.5
                                ------              ------          ------         ------        -------            ------
       Total operating
         expenses.......            --               303.4            50.0          357.1         (377.5)            333.0
                                ------              ------          ------         ------        -------            ------
Operating income
  (loss)................            --                 7.7            (8.0)          27.8             --              27.5
Interest expense........            --                28.6              --             --             --              28.6
Interest income.........            --                (2.9)           (0.1)          (0.1)            --              (3.1)
Other expense, net......            --                22.1              --             --             --              22.1
Equity in subsidiary
  (income) loss.........          13.0               (17.4)          (16.0)            --           20.4                --
                                ------              ------          ------         ------        -------            ------
Income (loss) before
  income taxes..........         (13.0)              (22.7)            8.1           27.9          (20.4)            (20.1)
Provision (benefit) for
  income taxes..........            --                (9.7)             --            2.6             --              (7.1)
                                ------              ------          ------         ------        -------            ------
Net income (loss).......        $(13.0)             $(13.0)         $  8.1         $ 25.3        $ (20.4)           $(13.0)
                                ======              ======          ======         ======        =======            ======

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30, 2002
                          -------------------------------------------------------------------------------------------------------
                            UNCONSOLIDATED      UNCONSOLIDATED                                                   CONSOLIDATED
                               FAIRCHILD          FAIRCHILD                         NON-                           FAIRCHILD
                             SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR                       SEMICONDUCTOR
                          INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   INTERNATIONAL, INC.
                          -------------------   --------------   ------------   ------------   ------------   -------------------
                                                                       (IN MILLIONS)
Total revenue............       $   --              $626.3          $ 81.0         $739.6        $(749.5)           $697.4
Operating expenses:
  Cost of sales..........           --                48.4            (2.7)         475.7             --             521.4
  Cost of sales --
    intercompany.........           --               499.1            77.4          173.0         (749.5)               --
  Research and
    development..........           --                19.0            11.8           11.7             --              42.5
  Selling, general and
    administrative.......           --                12.7            35.6           23.8             --              72.1
  Amortization of
    acquisition-related
    intangibles..........           --                  --             4.7           14.1             --              18.8
  Purchased in-process
    research and
    development..........           --                 1.0             0.7             --             --               1.7
  Restructuring and
    impairments..........           --                 1.7             0.7            1.2             --               3.6
                                ------              ------          ------         ------        -------            ------
       Total operating
         expenses........           --               581.9           128.2          699.5         (749.5)            660.1
                                ------              ------          ------         ------        -------            ------
Operating income
  (loss).................           --                44.4           (47.2)          40.1             --              37.3
Interest expense.........           --                57.2              --             --             --              57.2
Interest income..........           --                (5.2)           (0.2)          (0.2)            --              (5.6)
Other income.............           --                22.1           (20.5)            --             --               1.6
Equity in subsidiary
  (income) loss..........         10.3               (10.5)          (32.2)            --           32.4                --
                                ------              ------          ------         ------        -------            ------
Income (loss) before
  income taxes...........        (10.3)              (19.2)            5.7           40.3          (32.4)            (15.9)
Provision (benefit) for
  income taxes...........           --                (8.9)             --            3.3             --              (5.6)
                                ------              ------          ------         ------        -------            ------
Net income (loss)........       $(10.3)             $(10.3)         $  5.7         $ 37.0        $ (32.4)           $(10.3)
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
                                          FAIRCHILD          FAIRCHILD                         NON-            FAIRCHILD
                                        SEMICONDUCTOR      SEMICONDUCTOR     GUARANTOR      GUARANTOR        SEMICONDUCTOR
                                     INTERNATIONAL, INC.    CORPORATION     SUBSIDIARIES   SUBSIDIARIES   INTERNATIONAL, INC.
                                     -------------------   --------------   ------------   ------------   -------------------
                                                                          (IN MILLIONS)
Cash flows provided by operating
  activities:.......................       $    --            $   4.3          $ 4.4          $ 15.7            $ 24.4
                                           -------            -------          -----          ------            ------
Investing activities:
  Capital expenditures..............            --              (28.8)          (4.4)          (24.6)            (57.8)
  Purchase of molds and tooling.....            --                 --             --            (1.7)             (1.7)
  Acquisitions and divestitures, net
    of cash acquired................            --               23.9             --              --              23.9
  Investment (in) from affiliate....        (405.5)             405.5             --              --                --
                                           -------            -------          -----          ------            ------
       Cash provided by (used in)
         investing activities.......        (405.5)             400.6           (4.4)          (26.3)            (35.6)
                                           -------            -------          -----          ------            ------
Financing activities:
  Repayment of long-term debt.......            --             (285.3)            --              --            (285.3)
  Proceeds from issuance of common
    stock and from issuance of stock
    options, net....................         408.0                 --             --              --             408.0
  Purchase of treasury stock........          (2.5)                --             --              --              (2.5)
                                           -------            -------          -----          ------            ------
       Cash provided by (used in)
         financing activities.......         405.5             (285.3)            --              --             120.2
                                           -------            -------          -----          ------            ------
Net change in cash and cash
  equivalents.......................            --              119.6             --           (10.6)            109.0
Cash and cash equivalents at
  beginning of period...............            --              476.3             --            28.1             504.4
                                           -------            -------          -----          ------            ------
Cash and cash equivalents at end of
  period............................       $    --            $ 595.9          $  --          $ 17.5            $613.4
                                           =======            =======          =====          ======            ======
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Income taxes....................       $    --            $    --          $  --          $  0.3            $  0.3
                                           =======            =======          =====          ======            ======
    Interest........................       $    --            $  46.1          $  --          $   --            $ 46.1
                                           =======            =======          =====          ======            ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

UNLESS OTHERWISE INDICATED, REFERENCES IN THIS DISCUSSION AND ANALYSIS TO "WE," "OUR," THE "COMPANY," "FAIRCHILD," AND "FAIRCHILD INTERNATIONAL" REFER TO FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND ITS CONSOLIDATED SUBSIDIARIES, INCLUDING FAIRCHILD SEMICONDUCTOR CORPORATION, OUR PRINCIPAL OPERATING SUBSIDIARY. WE REFER TO INDIVIDUAL CORPORATIONS WHERE APPROPRIATE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS IN THIS REPORT. SEE "FORWARD-LOOKING STATEMENTS," "OUTLOOK" AND "BUSINESS RISKS" BELOW.

OVERVIEW

     We are one of the largest independent semiconductor companies focused solely on developing, manufacturing and selling high performance semiconductors critical to multiple end markets. We are a global company that designs, develops and markets analog, interface, discrete, standard logic, non-volatile memory and optoelectronic semiconductors. Within our broad product portfolio, we focus on providing power discrete and analog products for power management applications. Over two-thirds of our sales in the first six months of 2003 were from power discrete and analog products used directly in power applications, such as voltage conversion, power regulation, power distribution and power and battery management. We believe that we are the world's leading supplier of combined power analog and power discrete products. Our products are used as building block components in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; portable digital consumer cameras, displays, audio/video devices, household appliances; and automotive ignition applications. Because of their basic functionality, our products provide customers with greater design flexibility than more highly integrated products and help to improve the performance of more complex devices or systems. Given these characteristics, our products have a wide range of applications. Our products are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets.

RESULTS OF OPERATIONS

     On a segment basis, Analog had operating income of $2.5 million and $2.3 million in the second quarter and first six months of 2003, respectively, compared to operating income of $9.5 million and $19.1 million in the comparable periods of 2002. The decrease in Analog's operating income was due to a decrease in average selling prices on higher unit volumes and increases in selling, general and administrative expenses, offset by decreases in research and development expenses. The decreases in operating margins also include $0.4 million in inventory reserves associated with the second quarter restructuring action. Discrete had operating income of $10.0 million and $25.6 million in the second quarter and first six months of 2003, respectively, compared to $19.0 million and $32.1 million in the comparable periods of 2002. The decrease in Discrete's operating income was primarily due to lower prices on power MOSFET's, increased selling, general and administrative expenses, offset slightly by decreases in research and development expenses. The decreases also include $2.2 million of distributor reserves associated with the 6" fab closure in the first quarter and $1.3 million of inventory reserves associated with the second quarter restructuring action. Logic and Memory had an operating loss of $0.4 million in the second quarter of 2003 and broke even for the first six months of 2003, compared to operating income of $2.4 million and $2.8 million in the comparable periods of 2002. The decrease in Logic and Memory's operating margins was primarily due to decreases in average selling prices on lower unit volumes. These decreases also include $2.2 million of distributor and inventory reserves associated with the second quarter restructuring action.

REVENUES

     Revenues were $347.1 million and $698.2 million in the second quarter and first six months of 2003, respectively, compared to $360.5 million and $697.4 million in the comparable periods of 2002. The decrease in revenues in the second quarter was driven primarily by lower average selling prices in Analog and Logic and Memory. On a year to date basis, revenues were roughly flat, as increased volume offset lower average selling prices. On a segment basis, Analog revenues decreased 7.1% to $81.2 million in the second quarter of 2003 from $87.4 million in the second quarter of 2002, and 3.0% to $165.4 million for the first six months of 2003 from $170.5 million, in the comparable period of 2002. The decreases in Analog's revenues were primarily due to increased unit volumes offset by lower average selling prices. Discrete revenues increased 2.3% to $190.9 million in the second quarter of 2003 from $186.6 million in the first quarter of 2002, and 4.1% to $380.4 million for the first six months of 2003 from $365.4 million, in the comparable period of 2002. The increases are the result of the continued growth of power MOSFET's into virtually all end markets. On a year to date basis, these increases were also offset by $2.2 million of distributor reserves associated with the 6" Mountaintop, Pennsylvania fab closure recorded in the first quarter. Logic and Memory revenues decreased by 22.2% to $41.1 million in the second quarter of 2003 from $52.8 million in the second quarter of 2002, and 15.7% to $87.1 million for the first six months of 2003 from $103.3, in the comparable period of 2002. The decreases were due to lower unit volumes coupled with lower average selling prices, across all end markets. In the second quarter of 2003, these decreases also include $1.0 million of distributor sales reserves associated with the second quarter restructuring action.

     As a percentage of sales, geographic sales for North America, Europe, Asia/Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for the three and six months ended June 29, 2003 and June 30, 2002:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 --------------------    --------------------
                                                 JUNE 29,    JUNE 30,    JUNE 29,    JUNE 30,
                                                   2003        2002        2003        2002
                                                 --------    --------    --------    --------
North America..................................     15%         16%         15%         16%
Europe.........................................     12          11          11          11
Asia/Pacific...................................     52          53          52          52
Korea..........................................     21          20          22          21
                                                   ---         ---         ---         ---
       Total...................................    100%        100%        100%        100%
                                                   ===         ===         ===         ===

GROSS PROFIT

     Gross profit was as follows for the three and six months ended June 29, 2003 and June 30, 2002:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 --------------------    --------------------
                                                 JUNE 29,    JUNE 30,    JUNE 29,    JUNE 30,
                                                   2003        2002        2003        2002
                                                 --------    --------    --------    --------
Gross profit (in millions).....................   $72.2       $96.4       $149.7      $176.0
Gross profit %.................................    20.8%       26.7%        21.4%       25.2%

     For the second quarter of 2003, gross profit includes the previously discussed distributor sales reserves ($1.0 million) and inventory charges ($2.9 million) associated with the second quarter restructuring actions. On a year-to-date basis, gross profit also includes the previously discussed distributor sales reserves in connection with the 6" fab closure ($2.2 million). The remaining decrease in gross profit for the second quarter and first six months of 2003 compared to the same periods of 2002 was a result of increased pricing pressures across most product lines, partially offset by manufacturing cost reductions.

RESEARCH AND DEVELOPMENT

     R&D expenses were $18.8 million, or 5.4% of sales, in the second quarter of 2003, compared to $21.8 million, or 6.1% of sales, in the second quarter of 2002. On a year-to-date basis, R&D was $37.9 million, or 5.4% of sales, compared to $42.5 million, or 6.1% of sales for the comparable period of 2002. The decreases for both the quarter and first six months of 2003 as compared to the comparable periods of 2002 were due to spending reductions in response to softer market conditions.

SELLING, GENERAL AND ADMINISTRATIVE

     SG&A was $37.5 million, or 10.8% of sales, in the second quarter of 2003, or roughly flat compared to $37.6 million, or 10.4% of sales, in the second quarter of 2002. On a year-to-date basis, SG&A expenses were $76.7 million, or 11.0% of sales, compared to $72.1 million, or 10.3% of sales, for the comparable period of 2002. The increase in SG&A expenses for the first six months of 2003 is primarily a result of the resumption of certain benefits in the first quarter of 2003.

AMORTIZATION OF ACQUISITION-RELATED INTANGIBLES

     Amortization of acquisition-related intangibles was $7.9 million in the second quarter of 2003, compared to $9.5 million in the second quarter of 2002. On a year-to-date basis, amortization of acquisition related intangibles was $17.4 million, compared to $18.8 million for the comparable period of 2002. The decreases in amortization are due to certain intangibles becoming fully amortized during the first quarter of 2003.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     Purchased in-process research and development was recorded in the first quarter of 2002 in connection with our acquisitions of certain assets from I-Cube, Inc. ($1.0 million) and Signal Processing Technologies, Inc. (SPT) ($0.7 million).

RESTRUCTURING AND IMPAIRMENTS

     During the three and six months ended June 29, 2003, the company recorded pre-tax restructuring charges of $49.7 million and $60.1 million, respectively. In the second quarter of 2003, the charge consisted of $20.1 million of employee separation costs relating to severance and other costs associated with approximately 1,600 salaried and hourly employees in the United States, Korea, Europe, Japan, Asia, Malaysia and China, the closure of our 4" fab in South Portland, Maine and plant closures in Wuxi, China and Kuala Lumpur, Malaysia and other workforce reduction actions. We expect to record additional charges as these announced actions are completed in future periods. The remaining $29.6 million of restructuring charges relates to asset impairments in Bucheon, South Korea as well as asset impairments and other charges associated with the closure of the 4" fab in South Portland, Maine and plant closures in Wuxi, China and Kuala Lumpur, Malaysia. In addition, the company recorded a pre-tax charge of $3.9 million of distributor and inventory reserves associated with the exit from the hybrid and non-volatile memory businesses, recorded in revenues and cost of sales, respectively. For the six months ended June 29, 2003, these charges also include $5.5 million of employee separation costs of approximately 190 salaried and hourly employees associated with the 6" fab closure in Mountaintop, Pennsylvania and other various workforce reduction actions as well as $4.9 million of asset impairments and other charges primarily associated with the Mountaintop, Pennsylvania 6" fab closure and the closure of the Carlsbad, California office. In addition, the company recorded a pre-tax charge of $2.2 million of additional distributor reserves, recorded in revenue, in connection with the 6" fab closure.

     During the six months ended June 30, 2002, the company recorded a pre-tax restructuring charge of $3.6 million which occurred in the first quarter. The restructuring charge consisted of employee separation costs relating primarily to severance and other costs associated with approximately 150 salaried and hourly employees severed in the United States, Europe, Japan, and Malaysia.

INTEREST EXPENSE

     Interest expense was $21.4 million and $42.3 million in the second quarter and first six months of 2003, respectively, compared to $28.6 million and $57.2 million in the comparable periods of 2002. The decrease in interest expense in the second quarter of 2003 and first six months of 2003 is principally the result of the redemption of $285.0 million of 10 1/8% senior subordinated notes on June 28, 2002.

INTEREST INCOME

     Interest income was $1.9 million and $4.4 million in the second quarter and first six months of 2003, respectively, compared to $3.1 million and $5.6 million in the comparable periods of 2002. The decreases in interest income are due to declines in the returns earned on our cash balances, partially offset by an increase in average cash balances.

OTHER EXPENSE, NET

     During the second quarter and first six months of 2003 we recorded other expense of $23.4 million. The $23.4 million recorded in the second quarter of 2003 was for costs associated with the redemption of our 10 3/8% senior subordinated notes and the refinancing of our $300 million revolving line of credit. These costs included $17.4 million for the call premium on the 10 3/8% senior subordinated notes and other transaction fees and a $6.0 million non-cash write-off of deferred financing fees associated with the original bond offering and the refinancing of the $300 million revolving line of credit.

     During the second quarter and first six months of 2002 we recorded other expense, net of $22.1 million and $1.6 million, respectively. The $22.1 million recorded in the second quarter of 2002 was for costs associated with the redemption of our 10 1/8% senior subordinated notes. These costs included $14.5 million for the call premium on the 10 1/8% senior subordinated notes and other transaction fees and a $7.6 million non-cash write-off of deferred financing fees associated with the original bond offering. The year-to-date expense includes these costs offset by a gain of $20.5 million related to the sale of our military and space-related discrete power product line recorded in the first quarter of 2002.

INCOME TAXES

     Income tax benefit was $20.8 million and $22.3 million for the second quarter and first six months of 2003, respectively, compared to $7.1 million and $5.6 million for the second quarter and first six months of 2002. The effective tax rate for the second quarter and first six months of 2003 was 24.6% and 21.5%, respectively, compared to 35.3% and 35.2% for the second quarter and first six months of 2002. The decrease in the effective tax rate in 2003 as compared to 2002 was due to the changes in the magnitude and location of taxable income among taxing jurisdictions. The tax rate was calculated based upon actual tax rates for the quarter rather than using a projected annual tax rate due to the uncertainty of projecting annual taxable income by tax jurisdiction. Changes in the location of taxable income (loss) could result in significant changes in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     We have a borrowing capacity of $180.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At June 29, 2003, adjusted for outstanding letters of credit, we had up to $179.3 million available under this senior credit facility. At June 29, 2003, we had additional outstanding letters of credit and guarantees totaling $5.0 million that were issued on behalf of unaffiliated companies with which we currently have a strategic investment or relationship. These amounts outstanding do not impact available borrowings under the senior credit facility.

     Our senior credit facility, the indentures governing our 10 1/2% Senior Subordinated Notes, 5% Convertible Senior Subordinated Notes, $300 million term loan, and other debt instruments we may enter into in the future may impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum senior leverage ratio and a minimum EBITDA less capital expenditures measure. At June 29, 2003, the company was in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We intend to invest approximately $120 to $140 million in 2003 on capital expenditures, including the $72.4 million we have spent through June 29, 2003. This capital primarily will be spent to expand capacity in support of in-sourcing of assembly and test capacity, including construction of our new facility in Suzhou, China, and to add capacity in our 8" Mountaintop, Pennsylvania facility and to support cost reduction projects in our manufacturing facilities and information technology infrastructure projects. We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

     As of June 29, 2003, our cash and cash equivalents were $562.3 million, a decrease of $56.0 million from December 29, 2002 and a decrease of $37.6 from March 30, 2003.

     During the first six months of 2003, our operations provided $45.2 million in cash compared to $24.4 million of cash in the first six months of 2002. The increase in cash provided by operating activities reflects an increase in the first six months of 2003 in net loss adjusted for non-cash items of $14.5 million offset by an increase in cash flows from changes in operating assets and liabilities of $35.3 million as compared to the first six months of 2002. Cash used in investing activities during the first six months of 2003 totaled $93.2 million, compared to $35.6 million used in the first six months of 2002. The increase primarily results from an increase of $14.6 million in capital expenditures, a cash outflow for purchases of marketable securities, net of sales of marketable securities of $20.2 million in the first six months of 2003, and net cash acquired from acquisitions and divestitures of $23.9 million in the first six months of 2002, for which there is no comparable amount in the first six months of 2003. Cash used in financing activities of $8.0 million for the first six months of 2003 was primarily the repayment of long-term debt, offset by the proceeds from the issuance of long-term debt. Cash provided by financing activities of $120.2 million for the first six months of 2002 was primarily from proceeds from the issuance of common stock, exercises of options to purchase common stock, offset by repayment of long-term debt.

     It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or "take or pay" arrangements for purchases of certain equipment and raw materials. At June 29, 2003, obligations under these arrangements were not material to our consolidated financial statements. The table below summarizes aggregate maturities of long-term debt, future minimum lease payments under noncancelable operating leases, and guarantee commitments as of June 29, 2003.

                                                    REMAINDER    2-3     4-5      AFTER
CONTRACTUAL OBLIGATIONS                    TOTAL     OF 2003    YEARS   YEARS    5 YEARS
-----------------------                    ------   ---------   -----   ------   -------
                                                           (IN MILLIONS)
Debt.....................................  $852.7     $ 3.3     $ 6.5   $291.6   $551.3
Operating Leases.........................    88.9      11.9      33.1     10.3     33.6
Letters of Credit........................    19.4      19.4        --       --       --
Guarantees...............................     5.0       5.0        --       --       --
                                           ------     -----     -----   ------   ------
       Total.............................  $966.0     $39.6     $39.6   $307.9   $578.9
                                           ======     =====     =====   ======   ======

LIQUIDITY AND CAPITAL RESOURCES OF FAIRCHILD INTERNATIONAL, EXCLUDING
SUBSIDIARIES

     Fairchild Semiconductor International, Inc. is a holding company, the principal asset of which is the stock of its sole subsidiary, Fairchild Semiconductor Corporation. Fairchild Semiconductor International on a stand-alone basis had no cash flow from operations in the first six months of 2003, nor in the first six months of 2002. Fairchild Semiconductor International on a stand-alone basis has no cash requirements for the next twelve months.

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

     - significant negative industry or economic trends, and

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

POLICY ON BUSINESS OUTLOOK DISCLOSURE AND QUIET PERIODS

     It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter's results. The business outlook below is consistent with the outlook included in our July 17, 2003 press release announcing second quarter results. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter's results are publicly announced, we observe a "quiet period," when the outlook is not updated to reflect management's current expectations. The quiet period for the third quarter of 2003 will be from September 13, 2003 to October 16, 2003, when we plan to release our third quarter 2003 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filing with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company's financial results or expectations.

OUTLOOK

     The third quarter is typically a seasonally slower quarter. In addition, we believe there is excess inventory in Asian distribution that will need to be worked off during the first part of the quarter. Therefore, we expect revenues in the third quarter of 2003 to be down 4-6% from second quarter. While backlog margins were slightly lower than second quarter of 2003, we expect cost reductions both above and below the gross profit line will somewhat offset this lower margin and allow us to deliver operating margins that will be flat to down 100 basis points compared to the second quarter of 2003.

     We expect interest expense, net, to be about $16 million. We expect that depreciation and amortization will increase $2-3 million due to startup costs in our Suzhou, China factory and amortization of acquisition-related intangibles to be approximately $7.9 million for the third quarter of 2003. We estimate our effective tax rate to be near 0% for the remainder of the year. Finally, we expect an outstanding diluted share count of approximately 119 million shares for the third quarter of 2003.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not expect the provisions of this statement to have a significant impact on the company's results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). The purpose of SFAS No. 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133, (ii) in connection with other FASB projects dealing with financial instruments, and
(iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30,

2003 and for designated hedging relationships after June 30, 2003. SFAS No. 149 will be applied prospectively. The company does not expect SFAS No. 149 to have a material effect on its consolidated financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("Interpretation No. 46"). Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, Consolidated Financial Statements related to whether companies should consolidate certain entities, called variable interest entities, for which there is no controlling financial interest but have characteristics of a controlling interest in place, called a variable interest. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for which a variable interest was in place prior to February 1, 2003. The company is currently assessing the impact of this interpretation on its consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123 ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The company intends to continue to account for options under APB Opinion No. 25.

     In November 2002, the Task Force reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables ("Issue No. 00-21"). Issue No. 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. This consensus is effective for fiscal years beginning after June 15, 2003. We do not believe the impact of adopting EITF Issue No 00-21 will have a material impact on our financial statements.

BUSINESS RISKS

     Our business is subject to a number of risks and uncertainties. Among other things, these risks could cause actual results to differ materially from those expressed in forward-looking statements. You should carefully consider the risks described below before investing in our common stock. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and financial condition.

     THE PRICE OF OUR COMMON STOCK HAS FLUCTUATED WIDELY IN THE LAST YEAR AND MAY FLUCTUATE WIDELY IN THE FUTURE.

     Our common stock, which is traded on The New York Stock Exchange, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts' estimates and financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock.

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

     Our manufacturing efficiency is an important factor in our profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. We have begun initial production at a new assembly and test facility in Suzhou, China. We are transferring some production from subcontractors to this new facility. In addition, we are currently engaged in an effort to expand capacity at some of our manufacturing facilities. As is common in the semiconductor industry, we have from time to time experienced difficulty in beginning production at new facilities or in completing transitions to new manufacturing processes at existing facilities. As a consequence, we have suffered delays in product deliveries or reduced yields.

     We may experience delays or problems in bringing our new factory in Suzhou, China or other new manufacturing capacity to full production. Such delays, as well as possible problems in achieving acceptable yields, or product delivery delays relating to existing or planned new capacity could result from, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

     MORE THAN HALF OF OUR SALES ARE MADE BY DISTRIBUTORS WHO CAN TERMINATE THEIR RELATIONSHIPS WITH US WITH LITTLE OR NO NOTICE. THE TERMINATION OF A DISTRIBUTOR COULD REDUCE SALES AND RESULT IN INVENTORY RETURNS.

     Distributors accounted for 63% of our net sales for the three months ended June 29, 2003. Our top five distributors worldwide accounted for 17% of our net sales for the three months ended June 29, 2003. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor's initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

     THE POWER DEVICE BUSINESS SUBJECTS OUR COMPANY TO RISKS INHERENT IN DOING BUSINESS IN KOREA, INCLUDING POLITICAL RISK, LABOR RISK AND CURRENCY RISK.

     As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 21% of our revenue for the second quarter of 2003.

     Relations between South Korea and North Korea have been tense over most of South Korea's history, and recent concerns over North Korea's nuclear capability, and relations between the United States and North Korea, have created a global security issue that may adversely affect Korean business and economic conditions. We cannot assure you as to whether or when this situation will be resolved or change abruptly as a result of current or future events. An adverse change in economic or political conditions in South Korea or in its relations with North Korea could have a material adverse effect on our Korean subsidiary and our company. And, in addition to other risks disclosed relating to international operations, some businesses in South Korea are subject to labor unrest.

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

     As a result of the acquisition of Samsung Electronics' power device business in 1999, we entered into numerous arrangements with Samsung Electronics, including arrangements relating to product sales, designation as a preferred vendor to affiliated Samsung companies and other services. Although most of these arrangements have expired, Samsung Electronics remains a significant customer, due in part to the historical relationship between the business we acquired and its former parents and affiliates. There can be no assurances that these relationships will continue at historical levels. Samsung Electronics (together with its affiliates) is our largest customer, accounting for approximately 11% of total sales during the second quarter of 2003. Any material reduction in the purchases of Samsung Electronics could have a material adverse effect on our results of operations.

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

     We have completed the first phase of an 800,000 square foot assembly and test facility in Suzhou, China, and began production there in July 2003. Although we expect a significant portion of our production from this new facility will be exported out of China, especially initially, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. In addition, since 2000 we have operated an optoelectronics manufacturing facility in Wuxi, China. Our ability to operate in China may be adversely affected by changes in that country's laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

     OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH SEVERE ACUTE RESPIRATORY SYNDROME (SARS), INCLUDING THE RISKS OF REDUCED DEMAND FOR OUR PRODUCTS AND THE RISK OF REDUCED PRODUCTION CAPACITY.

     As described above, we operate a facility in Wuxi, China and are in the process of constructing a new assembly and test facility in Suzhou, China, near Shanghai, the first phase of which has been completed. Our sales headquarters for the Asia Pacific region are located in Hong Kong and we have sales and administrative offices in Beijing, Shanghai and Shenzhen, China as well as in Singapore and Taiwan. We also have significant facilities in Malaysia, the Philippines and South Korea. Although it now appears that SARS is under control, during the height of the crisis we restricted employee travel, resulting in reduced direct contacts with customers. We are continuing to monitor the effects of SARS on our business. SARS, its actual and perceived effects, or a renewed outbreak of the disease, and the general economic and other disruptions caused by SARS may lead to reduced demand for our products in China and the rest of Asia. In the second quarter of 2003, the Asian region, including Korea, accounted for 73% of our revenue. In addition, a SARS outbreak in one of our manufacturing facilities or the facility of a supplier could have an adverse effect on our operations if we are not able to address the lost production capacity that could result.

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

     Although most of our known environmental liabilities are covered by indemnities from Raytheon Company, National Semiconductor, Samsung Electronics and Intersil Corporation, these indemnities are limited to conditions that occurred prior to the consummation of transactions with those companies. Moreover, we cannot assure you that their indemnity obligations to us for the covered liabilities will be adequate to protect us.

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

     WE ARE A LEVERAGED COMPANY WITH A DEBT-TO-EQUITY RATIO AT JUNE 29, 2003 OF APPROXIMATELY 0.8 TO 1, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND LIMIT OUR ABILITY TO GROW AND COMPETE.

     At June 29, 2003, we had total long-term debt of $852.7 million and a ratio of debt to equity of approximately 0.8 to 1. On June 19, 2003, we entered into a new credit facility that included a $300 million term B loan, the proceeds of which have been used to redeem our 10 3/8% Senior Subordinated Notes due 2007, as well as a $180 million revolving line of credit. Our substantial indebtedness could have important consequences. For example, it could

     - require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

     - increase the amount of our interest expense, because certain of our borrowings (namely borrowings under our senior credit facility) are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

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

     We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation's outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the indenture governing Fairchild Semiconductor Corporation's outstanding 10 1/2% Senior Subordinated Notes, and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $180.0 million in revolving loans, in addition to the outstanding $300.0 million term B loan that is currently outstanding under that facility. As of June 29, 2003, adjusted for outstanding letters of credit, we had up to $179.3 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries' current debt levels, the substantial risks described above would intensify.

     WE MAY NOT BE ABLE TO GENERATE THE NECESSARY AMOUNT OF CASH TO SERVICE OUR INDEBTEDNESS, WHICH MAY REQUIRE US TO REFINANCE OUR INDEBTEDNESS OR DEFAULT ON OUR SCHEDULED DEBT PAYMENTS. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, because our senior credit facility has variable interest rates, the cost of those borrowings will increase if market interest rates increase. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We cannot assure you that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Restrictions imposed by the credit agreement relating to our senior credit facility and the indenture governing Fairchild Semiconductor Corporation's 10 1/2% Senior Subordinated Notes restrict or prohibit our ability to engage in or enter into some business operating and financing arrangements, which could adversely affect our ability to take advantage of potentially profitable business opportunities.

     The operating and financial restrictions and covenants in most of our debt instruments, such as the credit agreement relating to our senior credit facility and the indenture governing Fairchild Semiconductor Corporation's 10 1/2% Senior Subordinated Notes may limit our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. These debt instruments impose significant operating and financial restrictions on us that affect our ability to incur additional indebtedness or create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, make investments or engage in other business activities. These restrictions could place us at a disadvantage relative to competitors not subject to such limitations.

     In addition, the credit agreement governing our senior credit facility contains other and more restrictive covenants and limits us from prepaying our other indebtedness. The senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of June 29, 2003, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our CEO and CFO have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES

     At our annual stockholders' meeting on May 8, 2003, our stockholders approved amendments to our restated certificate of incorporation (see Item 4 below). Before these amendments, we had two classes of common stock -- voting Class A Common Stock and non-voting Class B Common Stock. Shares of each class were convertible for shares of the other class on a share-for-share basis at the option of the holder. The two classes were identical in all respects, except that Class B shares were non-voting and there was no public market for the Class B shares. One of the amendments approved at our recent stockholders' meeting eliminated the non-voting Class B Common Stock (of which there were 0 shares outstanding) and changed the name of the voting Class A Common Stock to be simply "Common Stock." That amendment also eliminated, by necessity, the conversion feature. Otherwise, the rights of holders of our common stock were not affected. Another amendment approved at the meeting increased the number of shares of common stock the company is authorized to issue to 340,000,000 shares from 170,000,000 shares.

     We have filed a certificate of amendment to our restated certificate of incorporation with the Secretary of State of the State of Delaware. The certificate of amendment is included as an exhibit to this quarterly report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) Our annual meeting of stockholders was held on May 8, 2003.

     (b) The following directors were elected at the meeting by the following votes:

                                                     VOTES FOR    VOTES WITHHELD
                                                    -----------   --------------
Kirk P. Pond......................................  104,879,554      2,356,328
Joseph R. Martin..................................  106,411,588        824,294
Charles P. Carinalli..............................   83,746,329     23,489,553
Richard M. Cashin, Jr.............................   75,934,789     31,301,093
Charles M. Clough.................................  103,485,882      3,750,000
Paul C. Schorr IV.................................  103,376,357      3,859,525
Ronald W. Shelly..................................  103,534,794      3,701,088
William N. Stout..................................  103,510,497      3,725,385

     (c) In addition to the election of directors described above, the following matters were voted on at the meeting:

     A proposal to amend the company's restated certificate of incorporation to eliminate Class B Common Stock (of which there were 0 shares outstanding) and to rename Class A Common Stock as "Common Stock", as described in Item 2, above, was approved by the following votes:

       FOR: 107,129,208          AGAINST: 82,728          ABSTAIN: 23,946

     A proposal to amend the company's restated certificate of incorporation to increase the number of shares of common stock the company is authorized to issue to 340,000,000 shares from 170,000,000 shares, as described in Item 2, above, was approved by the following votes:

     FOR: 101,114,728          AGAINST: 6,083,548          ABSTAIN: 37,606

     A proposal to increase the maximum size of our board of directors, to 13 members from 9 members, was approved by the following votes:

    FOR: 91,106,753     AGAINST: 1,065,203     ABSTAIN: 41,640     NO-VOTE:
                                   15,022,286

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  3.1     Certificate of Amendment to Restated Certificate of
          Incorporation, as filed with the Secretary of State of the
          State of Delaware on May 16, 2003 (incorporated by reference from amendment no. 1 to our registration statement on Form
          8-A, filed with the S.E.C. on May 16, 2003).
 10.1     Credit Agreement, dated as of June 19, 2003, among Fairchild
          Semiconductor International, Inc., Fairchild Semiconductor
          Corporation, Deutsche Bank Trust Company Americas, Fleet
          National Bank, Credit Suisse First Boston, Lehman Commercial
          Paper Inc. and Morgan Stanley Senior Funding, Inc.
 31.1     Section 302 Certification of the Chief Executive Officer.
 31.2     Section 302 Certification of the Chief Financial Officer.
 32.1     Certification, pursuant to 18 U.S.C. 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kirk P. Pond
 32.2     Certification, pursuant to 18 U.S.C. 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Matthew W. Towse.

     (b) Reports on Form 8-K

     On March 31, 2003, we filed a current report on Form 8-K relating to several senior corporate appointments, as announced in a press release dated March 27, 2003. The press release is incorporated in, and filed as an exhibit to, the current report.

     On April 17, 2003, we filed a current report on Form 8-K relating to financial information for the quarter ended March 30, 2003, and forward-looking statements relating to the second quarter of 2003, as announced in a press release dated April 17, 2003. The press release is incorporated in, and filed as an exhibit to, the current report.

     On June 6, 2003, we filed a current report on Form 8-K relating to the update of our forward-looking guidance for the second quarter of 2003, as announced in a press release dated June 4, 2003. The press release is incorporated in, and filed as an exhibit to, the current report.

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

Date: August 13, 2003