Form 10-Q
period 2003-09-28
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2003-11-12
CIK 1036960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-15181

Fairchild Semiconductor International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3363001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

82 Running Hill Road

South Portland, Maine 04106
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(207) 775-8100

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The number of shares outstanding of the issuer’s classes of common stock as of the close of business on September 28, 2003:

Title of Each Class	Number of Shares

Common Stock	117,741,927

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 28,	December 29,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$506.1	$618.3
Short-term marketable securities	7.8	2.0
Accounts receivable, net	146.0	150.6
Inventories	210.4	208.8
Deferred income taxes	27.8	28.1
Other current assets	19.9	12.5

Total current assets	918.0	1,020.3
Property, plant and equipment, net	617.4	660.9
Deferred income taxes	121.4	81.6
Intangible assets, net	183.1	208.4
Goodwill	230.1	230.1
Long-term marketable securities	98.6	30.4
Other assets	51.0	56.4

Total assets	$2,219.6	$2,288.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.3	$0.4
Accounts payable	96.0	113.7
Accrued expenses and other current liabilities	121.8	92.8

Total current liabilities	221.1	206.9
Long-term debt, less current portion	849.4	852.8
Other liabilities	14.1	13.2

Total liabilities	1,084.6	1,072.9
Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,227.0	1,221.1
Accumulated deficit	(89.2)	(2.4)
Accumulated other comprehensive loss	(0.5)	(1.1)
Less treasury stock (at cost)	(3.5)	(3.6)

Total stockholders’ equity	1,135.0	1,215.2

Total liabilities and stockholders’ equity	$2,219.6	$2,288.1

See accompanying notes to unaudited condensed consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Total revenue	$328.4	$360.6	$1,026.6	$1,058.0
Cost of sales	259.1	270.5	807.6	791.9

Gross profit	69.3	90.1	219.0	266.1

Operating expenses:
Research and development	17.9	20.0	55.8	62.5
Selling, general and administrative	35.5	36.4	112.2	108.5
Amortization of acquisition-related intangibles	7.9	9.5	25.3	28.3
Restructuring and impairments	2.6	—	62.7	3.6
Purchased in-process research and development	—	—	—	1.7

Total operating expenses	63.9	65.9	256.0	204.6

Operating income (loss)	5.4	24.2	(37.0)	61.5
Interest expense	15.9	21.1	58.2	78.3
Interest income	(1.6)	(3.6)	(6.0)	(9.2)
Other expense, net	—	—	23.4	1.6

Income (loss) before income taxes	(8.9)	6.7	(112.6)	(9.2)
Provision (benefit) for income taxes	(3.5)	2.4	(25.8)	(3.2)

Net income (loss)	$(5.4)	$4.3	$(86.8)	$(6.0)

Net income (loss) per common share:
Basic	$(0.05)	$0.04	$(0.74)	$(0.06)

Diluted	$(0.05)	$0.04	$(0.74)	$(0.06)

Weighted average common shares:
Basic	117.5	117.0	117.4	108.1

Diluted	117.5	118.7	117.4	108.1

See accompanying notes to unaudited condensed consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net income (loss)	$(5.4)	$4.3	$(86.8)	$(6.0)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(0.4)	0.8	(2.0)	(2.9)
Net amount reclassed to earnings	0.7	0.8	2.5	1.1
Unrealized holding gain on marketable securities	—	—	0.1	—

Comprehensive income (loss)	$(5.1)	$5.9	$(86.2)	$(7.8)

See accompanying notes to unaudited condensed consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Nine Months Ended

	September 28,	September 29,
	2003	2002

Cash flows from operating activities:
Net loss	$(86.8)	$(6.0)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	134.8	123.0
Amortization of deferred compensation	3.1	2.8
Restructuring and impairments, net of cash expended	49.7	0.7
Non-cash financing expense	3.2	11.7
Purchased in-process research and development	—	1.7
Loss on disposal of property, plant and equipment	2.3	0.7
Deferred income taxes	(38.2)	(13.0)
Gain on sale of space and defense business	—	(20.5)
Non-cash write off of deferred financing fees	6.0	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	5.1	(30.3)
Inventories	(1.6)	6.1
Other current assets	(6.8)	(7.6)
Current liabilities	(7.7)	5.1
Other assets and liabilities, net	2.0	0.2

Cash provided by operating activities	65.1	74.6

Cash flows from investing activities:
Capital expenditures	(95.8)	(88.0)
Purchase of molds and tooling	(1.0)	(2.2)
Purchase of marketable securities	(136.8)	—
Sale of marketable securities	62.0	—
Acquisitions and divestitures, net of cash acquired	—	23.9

Cash used in investing activities	(171.6)	(66.3)

Cash flows from financing activities:
Repayment of long-term debt	(300.5)	(285.4)
Issuance of long-term debt	300.0	—
Proceeds from issuance of common stock and from exercise of stock options, net	7.8	409.7
Purchase of treasury stock	(6.4)	(4.6)
Debt issuance costs	(6.6)	—

Cash provided by (used in) financing activities	(5.7)	119.7

Net change in cash and cash equivalents	(112.2)	128.0
Cash and cash equivalents at beginning of period	618.3	504.4

Cash and cash equivalents at end of period	$506.1	$632.4

See accompanying notes to unaudited condensed consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

      The accompanying interim condensed consolidated financial statements of Fairchild Semiconductor International, Inc. (the “company”) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 29, 2002. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 29, 2002. Certain amounts for prior periods have been reclassified to conform to the current presentation.

Note 2 — Inventories

      The components of inventories are as follows:

	September 28,	December 29,
	2003	2002

	(In millions)
Raw materials	$19.2	$21.6
Work in process	160.1	149.8
Finished goods	31.1	37.4

Total inventories	$210.4	$208.8

Note 3 — Computation of Net Income (Loss) Per Share

      Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of stock options, deferred stock units and shares obtainable upon the conversion of the convertible senior subordinated notes.

      As a result of the net loss reported for the three and nine months ended September 28, 2003 and the nine months ended September 29, 2002, approximately 2.7 million, 1.5 million, and 4.3 million common equivalent shares, respectively, have been excluded from the calculation of diluted loss per common share because their effect would have been anti-dilutive. In addition, $1.8 million and $5.4 million were not included in the computation of net loss for the three and nine months ended September 28, 2003 and September 29, 2002, respectively, and 6.7 million potential common shares were not included in the computation of diluted earnings per share as a result of the assumed conversion of the convertible senior subordinated notes because the effect would have been anti-dilutive.

Note 4 — Supplemental Cash Flow Information

	Nine Months Ended

	September 28,	September 29,
	2003	2002

	(In millions)
Cash paid (received) net for:
Income taxes	$3.9	$(2.6)

Interest	$58.3	$64.5

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Stock Based Compensation

      The company has certain stock option plans. The company accounts for those plans under Auditing Practices Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the company applied the fair value based method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to record expense for stock option compensation.

      The following table illustrates the effect on net income (loss) and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(In millions, except per share amounts)
Net income (loss), as reported	$(5.4)	$4.3	$(86.8)	$(6.0)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15.9)	(19.0)	(43.8)	(55.3)

Pro forma net loss	$(21.3)	$(14.7)	$(130.6)	$(61.3)

Earnings per share:
Basic — as reported	$(0.05)	$0.04	$(0.74)	$(0.06)

Basic — pro forma	$(0.18)	$(0.13)	$(1.11)	$(0.57)

Diluted — as reported	$(0.05)	$0.04	$(0.74)	$(0.06)

Diluted — pro forma	$(0.18)	$(0.12)	$(1.11)	$(0.57)

      The weighted average fair value of options granted was $10.38 and $7.57 for the three and nine months ended September 28, 2003 and $11.80 and $13.82 for the three and nine months ended September 29, 2002, respectively. The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Expected volatility	71%	60%	71%	60%
Dividend yield	—	—	—	—
Risk-free interest rate	3.11%	2.54%	3.11%	2.54%
Expected life, in years	6.0	6.0	6.0	6.0

Note 6 — Goodwill

      Effective December 31, 2001, the company adopted SFAS No. 142, which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangibles with indefinite lives are no longer amortized. Instead, the company performs an annual test during the fourth quarter for impairment of these assets.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of acquired intangible assets as of September 28, 2003 is as follows:

	As of September 28, 2003

	Gross Carrying	Accumulated
	Amount	Amortization

	(In millions)
Identifiable intangible assets:
Developed technology	$223.2	$(68.1)
Customer base	55.8	(31.7)
Covenant not to compete	30.4	(27.3)
Trademarks and tradenames	24.9	(24.9)
Patents	5.4	(4.6)

Subtotal	339.7	(156.6)
Goodwill	230.1	—

Total	$569.8	$(156.6)

      The carrying amount of goodwill by reporting unit for the quarter ended September 28, 2003 is as follows:

		Discrete
	Domestic	Power
	Analog	Products	Optoelectronics	Total

	(In millions)
Balance as of September 28, 2003	$15.5	$159.9	$54.7	$230.1

      During the nine months September 28, 2003, there were no changes to the carrying amount of goodwill due to acquisitions and divestitures. The annual test for impairment of goodwill as required by SFAS No. 142 was completed during the fourth quarter of 2002. No impairment was indicated. The fair value of the reporting units for purposes of the annual impairment test was estimated using discounted future cash flows. Identified reporting units which carry goodwill include domestic analog, discrete power products, which are included in the Analog and Discrete segments, respectively, and Optoelectronics, which does not meet the requirements of a reportable segment as defined in SFAS No. 131.

      The estimated amortization expense for the remainder of Fiscal 2003 and for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	In millions

Remainder of Fiscal 2003	$7.9
Fiscal 2004	25.6
Fiscal 2005	23.7
Fiscal 2006	23.4
Fiscal 2007	18.2
Fiscal 2008	16.5

Note 7 — Segment Information

      The company is currently organized into three reportable segments: the Analog and Mixed Signal Products Group (“Analog”), the Discrete Products Group (“Discrete”) and the Logic and Memory Products Group (“Logic and Memory”). As discussed in Note 8 — Restructuring and Impairments, the company will be exiting the Memory business in future periods.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company has determined that its Optoelectronics Group does not meet the threshold for a separate reportable segment under SFAS No. 131, and accordingly this segment’s results are included as part of the “Other” category for all periods presented. Similarly, the company’s contract manufacturing business is not a separate reportable segment and its results are also recorded in the “Other” category.

      Selected operating segment financial information for the three and nine months ended September 28, 2003 and September 29, 2002 is as follows:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(In millions)		(In millions)
Revenue:
Analog and Mixed Signal Products Group	$74.8	$94.2	$240.2	$264.7
Discrete Products Group	186.3	188.3	566.7	553.7
Logic and Memory Products Group	37.7	45.8	124.8	149.1
Other	29.6	32.3	94.9	90.5

Total	$328.4	$360.6	$1,026.6	$1,058.0

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

	(In millions)		(In millions)
Operating income (loss):
Analog and Mixed Signal Products Group	$1.3	$11.7	$3.6	$30.8
Discrete Products Group	15.9	20.4	41.5	52.5
Logic and Memory Products Group	(4.3)	(1.5)	(4.3)	1.3
Other	3.0	3.1	10.2	10.5

Subtotal	15.9	33.7	51.0	95.1
Amortization of acquisition-related intangibles	(7.9)	(9.5)	(25.3)	(28.3)
Purchased in-process research and development	—	—	—	(1.7)
Restructuring and impairments	(2.6)	—	(62.7)	(3.6)

Total	$5.4	$24.2	$(37.0)	$61.5

Note 8 — Restructuring and Impairments

      During the three and nine months ended September 28, 2003, the company recorded restructuring charges of $2.6 million and $62.7 million, respectively. In the third quarter of 2003, the charges related to additional costs, primarily severance, associated with the restructuring action initiated in the second quarter of 2003. In addition, the company recorded charges of $2.3 million of sales reserves and $1.1 million of inventory reserves recorded in revenues and cost of sales, respectively as a result of the discontinuation of certain products in connection with the closure of our 4” fab in South Portland, Maine. For the nine months ended September 28, 2003, these restructuring charges also include $5.5 million of severance and other employee separation costs associated with the termination of 190 salaried and hourly employees resulting from the

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closure of our 6” fab in Mountaintop, Pennsylvania recorded in the first quarter and $20.1 million of separation costs associated with the termination of approximately 1,600 salaried and hourly employees in the United States, South Korea, Europe, Japan, Hong Kong, Malaysia and China, resulting from the closure of our 4” fab in South Portland, Maine, plant closures in Wuxi, China and Kuala Lumpur, Malaysia and other workforce reduction actions recorded in the second quarter. The remaining $34.5 million of restructuring charges relate to asset impairments and other charges associated with the Mountaintop, Pennsylvania 6” fab closure and the closure of the Carlsbad, California office in the first quarter ($4.9 million), and asset impairments in Bucheon, South Korea, asset impairments and other charges associated with the closure of the 4” fab in South Portland, Maine and plant closures in Wuxi, China and Kuala Lumpur, Malaysia recorded in the second quarter ($29.6 million). The company also recorded charges of $3.2 million of sales reserves and $2.9 of inventory reserves, recorded in revenue and cost of sales, respectively as a result of the discontinuation of certain products in connection with the closure of our 6” fab in Mountaintop, Pennsylvania and the exit from the hybrid and non-volatile memory businesses in the first and second quarters.

      During the nine months ended September 29, 2002, the company recorded a restructuring charge of $3.6 million which occurred in the first quarter. The restructuring charge consisted of employee separation costs relating primarily to severance and other costs associated with the termination of approximately 150 salaried and hourly employees in the United States, Europe, Japan, and Malaysia.

      The following table summarizes the activity in the company’s accrual for restructuring and impairment costs for the three and nine months ended September 28, 2003 (in millions):

Accrual balance as of December 29, 2002	$4.1
Accrual	10.4
Cash payments	(3.7)
Non-cash items	(2.7)

Accrual balance as of March 30, 2003	8.1
Accrual	49.7
Cash payments	(7.9)
Non-cash items	(28.1)

Accrual balance as of June 29, 2003	21.8
Accrual	2.6
Cash payments	(5.5)
Non-cash items	—

Accrual balance as of September 28, 2003	$18.9

      The company expects that all amounts will be substantially paid within the next year.

Note 9 — Stockholders’ Equity

      At our annual stockholders’ meeting on May 8, 2003, our stockholders approved amendments to our restated certificate of incorporation. These changes eliminated the non-voting Class B Common Stock and changed the name of the Class A Common Stock to be simply “Common Stock.” No Class B Common Stock was outstanding at December 29, 2002.

Note 10 — Refinancing of Senior Credit Facility

      On June 19, 2003, the company completed a refinancing of its senior credit facility. The new $480 million senior credit facility includes a $300 million term loan and a $180 million revolving line of credit. The new

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term loan will carry an interest rate of LIBOR plus 2.75%, which was 3.9375% at September 28, 2003. On October 28, 2003, the senior credit facility was amended to, among other things, reduce the interest rate to LIBOR plus 2.5%. Borrowings under the agreement are secured by a pledge of common stock Fairchild Semiconductor Corporation, the company’s principal operating subsidiary and the stock of that company’s significant subsidiaries. In connection with the June refinancing of the $300 million term loan, the company recorded $4.1 million in deferred financing fees, which are being amortized over five years, and $2.5 million in deferred financing fees in connection with the revolving line of credit, which are being amortized over four years.

      The company used the proceeds from the new $300 million term loan to redeem the 10 3/8% senior subordinated notes that were due in October 2007 at a price of 105.19% of face value. The new $180 million revolving line of credit replaces the company’s previous $300 million revolving line of credit. In connection with the refinancing, the company incurred charges totaling $23.4 million, including $17.4 million for the call premium on the 10 3/8% senior subordinated notes and other transaction fees and $6.0 million for a non-cash write-off of deferred financing fees associated with the redeemed notes and the previous credit facility.

Note 11 — Derivatives

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

      Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, had no impact on earnings for the nine months ended September 28, 2003. No cash flow hedges were derecognized or discontinued for the nine months ended September 28, 2003.

      Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. The company estimates that the entire $(0.5) million of net unrealized derivative loss included in OCI will be reclassified into earnings within the next twelve months.

Note 12 — Condensed Consolidating Financial Statements

      The company operates through its wholly owned subsidiary, Fairchild Semiconductor Corporation, and other indirect wholly-owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under Fairchild Semiconductor Corporation’s 10 1/2% Senior Subordinated Notes and its 5% Convertible Senior Subordinated Notes. These guarantees are full and unconditional. In addition, all guaranties are joint and several. Accordingly, the interim condensed consolidating financial statements are presented below.

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	September 28, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$478.7	$—	$27.4	$—	$506.1
Short-term marketable securities	—	7.8	—	—	—	7.8
Accounts receivable, net	—	18.4	0.6	127.0	—	146.0
Inventories	—	92.9	18.5	99.0	—	210.4
Deferred income taxes	—	26.5	0.8	0.5	—	27.8
Other current assets	—	9.8	0.1	10.0	—	19.9

Total current assets	—	634.1	20.0	263.9	—	918.0
Property, plant and equipment, net	—	260.4	68.6	288.4	—	617.4
Deferred income taxes	5.9	110.1	12.9	(7.5)	—	121.4
Intangible assets, net	—	4.8	58.9	119.4	—	183.1
Goodwill	—	8.0	221.7	0.4	—	230.1
Long-term marketable securities	—	98.6	—	—	—	98.6
Investment in subsidiary	1,129.6	993.5	263.2	43.5	(2,429.8)	—
Other assets	—	36.0	1.7	13.3	—	51.0

Total assets	$1,135.5	$2,145.5	$647.0	$721.4	$(2,429.8)	$2,219.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.3	$—	$—	$—	$3.3
Accounts payable	—	54.1	6.4	35.5	—	96.0
Accrued expenses and other current liabilities	—	59.2	11.4	51.2	—	121.8

Total current liabilities	—	116.6	17.8	86.7	—	221.1
Long-term debt, less current portion	—	849.4	—	—	—	849.4
Net intercompany (receivable) payable	—	51.1	(24.8)	(26.3)	—	—
Other liabilities	—	0.3	1.4	12.4	—	14.1

Total liabilities	—	1,017.4	(5.6)	72.8	—	1,084.6

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,227.0	—	—	—	—	1,227.0
Retained earnings (deficit)	(89.2)	1,128.6	652.6	648.6	(2,429.8)	(89.2)
Accumulated other comprehensive loss	—	(0.5)	—	—	—	(0.5)
Less treasury stock (at cost)	(3.5)	—	—	—	—	(3.5)

Total stockholders’ equity	1,135.5	1,128.1	652.6	648.6	(2,429.8)	1,135.0

Total liabilities and stockholders’ equity	$1,135.5	$2,145.5	$647.0	$721.4	$(2,429.8)	$2,219.6

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 28, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	—	294.7	40.1	371.4	(377.8)	328.4
Cost of sales	—	256.4	34.8	345.7	(377.8)	259.1

Gross profit	—	38.3	5.3	25.7	—	69.3

Operating Expenses:
Research and development	—	6.7	4.9	6.3	—	17.9
Selling, general and administrative	—	22.8	2.1	10.6	—	35.5
Amortization of acquisition-related intangibles	—	—	2.3	5.6	—	7.9
Restructuring and impairments	—	1.6	0.6	0.4	—	2.6
Purchased in-process research and development	—	—	—	—	—	—

Total operating expenses	—	31.1	9.9	22.9	—	63.9

Operating income (loss)	—	7.2	(4.6)	2.8	—	5.4
Interest expense	—	15.9	—	—	—	15.9
Interest income	—	(1.5)	—	(0.1)	—	(1.6)
Other expense, net	—	—	—	—	—	—
Equity in subsidiary (income) loss	5.3	4.1	(3.1)	—	(6.3)	—

Income (loss) before income taxes	(5.3)	(11.3)	(1.5)	2.9	6.3	(8.9)
Provision (benefit) for income taxes	—	(5.9)	—	2.4	—	(3.5)

Net income (loss)	$(5.3)	$(5.4)	$(1.5)	$0.5	$6.3	$(5.4)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 28, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	—	907.0	113.8	1,155.3	(1,149.5)	1,026.6
Cost of sales	—	796.8	105.4	1,054.9	(1,149.5)	807.6

Gross profit	—	110.2	8.4	100.4	—	219.0

Operating expenses:
Research and development	—	21.2	15.5	19.1	—	55.8
Selling, general and administrative	—	72.9	5.2	34.1	—	112.2
Amortization of acquisition-related intangibles	—	—	6.9	18.4	—	25.3
Restructuring and impairments	—	13.7	11.7	37.3	—	62.7
Purchased in-process research and development	—	—	—	—	—	—

Total operating expenses	—	107.8	39.3	108.9	—	256.0

Operating income (loss)	—	2.4	(30.9)	(8.5)	—	(37.0)
Interest expense	—	58.2	—	—	—	58.2
Interest income	—	(5.4)	(0.1)	(0.5)	—	(6.0)
Other expense, net	—	23.4	—	—	—	23.4
Equity in subsidiary (income) loss	86.8	43.5	8.5	—	(138.8)	—

Income (loss) before income taxes	(86.8)	(117.3)	(39.3)	(8.0)	138.8	(112.6)
Provision (benefit) for income taxes	—	(30.5)	(0.5)	5.2	—	(25.8)

Net income (loss)	$(86.8)	$(86.8)	$(38.8)	$(13.2)	$138.8	$(86.8)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 28, 2003

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(0.4)	$15.6	$49.9	$65.1

Investing activities:
Capital expenditures	—	(33.8)	(15.6)	(46.4)	(95.8)
Purchase of molds and tooling	—	—	—	(1.0)	(1.0)
Purchase of long-term marketable securities	—	(136.8)	—	—	(136.8)
Sale of marketable securities	—	62.0	—	—	62.0
Investment (in) from affiliate	5.2	(5.2)	—	—	—

Cash provided by (used in) investing activities	5.2	(113.8)	(15.6)	(47.4)	(171.6)

Financing activities:
Repayment of long-term debt	—	(300.5)	—	—	(300.5)
Issuance of long-term debt	—	300.0	—	—	300.0
Proceeds from issuance of common stock and from exercise of stock options, net	7.8	—	—	—	7.8
Purchase of treasury stock	(6.4)	—	—	—	(6.4)
Debt issuance costs	(6.6)	—	—	—	(6.6)

Cash used in financing activities	(5.2)	(0.5)	—	—	(5.7)

Net change in cash and cash equivalents	—	(114.7)	—	2.5	(112.2)
Cash and cash equivalents at beginning of period	—	593.4	—	24.9	618.3

Cash and cash equivalents at end of period	$—	$478.7	$—	$27.4	$506.1

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$—	$(0.1)	$—	$4.0	$3.9

Interest	$—	$58.3	$—	$—	$58.3

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	December 29, 2002

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$593.4	$—	$24.9	$—	$618.3
Short-term marketable securities	—	2.0	—	—	—	2.0
Accounts receivable, net	—	24.4	1.3	124.9	—	150.6
Inventories	—	106.5	16.9	85.4	—	208.8
Deferred income taxes	—	26.8	0.8	0.5	—	28.1
Other current assets	—	3.8	0.1	8.6	—	12.5

Total current assets	—	756.9	19.1	244.3	—	1,020.3
Property, plant and equipment, net	—	268.9	64.6	327.4	—	660.9
Deferred income taxes	5.9	72.3	12.7	(9.3)	—	81.6
Intangible assets, net	—	5.6	65.8	137.0	—	208.4
Goodwill	—	8.0	221.7	0.4	—	230.1
Long-term marketable securities	—	30.4	—	—	—	30.4
Investment in subsidiary	1,210.4	1,010.6	156.0	14.4	(2,391.4)	—
Other assets	—	39.4	1.7	15.3	—	56.4

Total assets	$1,216.3	$2,192.1	$541.6	$729.5	$(2,391.4)	$2,288.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$0.4	$—	$—	$—	$0.4
Accounts payable	—	50.7	3.9	59.1	—	113.7
Accrued expenses and other current liabilities	—	59.8	4.6	28.4	—	92.8

Total current liabilities	—	110.9	8.5	87.5	—	206.9
Long-term debt, less current portion	—	852.8	—	—	—	852.8
Net intercompany (receivable) payable	—	15.9	(50.8)	34.9	—	—
Other liabilities	—	3.2	1.7	8.3	—	13.2

Total liabilities	—	982.8	(40.6)	130.7	—	1,072.9

Commitments and contingencies Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,221.1	—	—	—	—	1,221.1
Retained earnings (deficit)	(2.4)	1,210.4	582.2	598.8	(2,391.4)	(2.4)
Accumulated other comprehensive loss	—	(1.1)	—	—	—	(1.1)
Less treasury stock (at cost)	(3.6)	—	—	—	—	(3.6)

Total stockholders’ equity	1,216.3	1,209.3	582.2	598.8	(2,391.4)	1,215.2

Total liabilities and stockholders’ equity	$1,216.3	$2,192.1	$541.6	$729.5	$(2,391.4)	$2,288.1

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 29, 2002

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$274.5	$35.6	$388.1	$(337.6)	$360.6
Cost of sales	—	239.9	37.3	330.9	(337.6)	270.5

Gross profit	—	34.6	(1.7)	57.2	—	90.1

Operating expenses:
Research and development	—	8.5	5.1	6.4	—	20.0
Selling, general and administrative	—	23.7	1.4	11.3	—	36.4
Amortization of acquisition-related intangibles	—	—	2.3	7.2	—	9.5
Purchased in-process research and development	—	—	—	—	—	—
Restructuring and impairments	—	—	—	—	—	—

Total operating expenses	—	32.2	8.8	24.9	—	65.9

Operating income (loss)	—	2.4	(10.5)	32.3	—	24.2
Interest expense	—	21.1	—	—	—	21.1
Interest income	—	(3.4)	—	(0.2)	—	(3.6)
Other (income) expense, net	—	—	—	—	—	—
Equity in subsidiary (income) loss	(4.3)	(20.1)	(15.4)	—	39.8	—

Income (loss) before income taxes	4.3	4.8	4.9	32.5	(39.8)	6.7
Provision (benefit) for income taxes	—	0.5	—	1.9	—	2.4

Net income (loss)	$4.3	$4.3	$4.9	$30.6	$(39.8)	$4.3

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 29, 2002

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$900.8	$116.6	$1,127.7	$(1,087.1)	$1,058.0
Cost of sales	—	787.4	112.0	979.6	(1,087.1)	791.9

Gross profit	—	113.4	4.6	148.1	—	266.1

Operating expenses:
Research and development	—	27.5	16.9	18.1	—	62.5
Selling, general and administrative	—	36.4	37.0	35.1	—	108.5
Amortization of acquisition-related intangibles	—	—	7.0	21.3	—	28.3
Purchased in-process research and development	—	1.0	0.7	—	—	1.7
Restructuring and impairments	—	1.7	0.7	1.2	—	3.6

Total operating expenses	—	66.6	62.3	75.7	—	204.6

Operating income (loss)	—	46.8	(57.7)	72.4	—	61.5
Interest expense	—	78.3	—	—	—	78.3
Interest income	—	(8.6)	(0.2)	(0.4)	—	(9.2)
Other (income) expense, net	—	22.1	(20.5)	—	—	1.6
Equity in subsidiary (income) loss	6.0	(30.6)	(47.6)	—	72.2	—

Income (loss) before income taxes	(6.0)	(14.4)	10.6	72.8	(72.2)	(9.2)
Provision (benefit) for income taxes	—	(8.4)	—	5.2	—	(3.2)

Net income (loss)	$(6.0)	$(6.0)	$10.6	$67.6	$(72.2)	$(6.0)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 29, 2002

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by operating activities:	$—	$30.4	$4.9	$39.3	$74.6

Investing activities:
Capital expenditures	—	(43.1)	(4.9)	(40.0)	(88.0)
Purchase of molds and tooling	—	—	—	(2.2)	(2.2)
Acquisitions and divestitures, net of cash acquired	—	23.9	—	—	23.9
Investment (in) from affiliate	(405.1)	405.1	—	—	—

Cash provided by (used in) investing activities	(405.1)	385.9	(4.9)	(42.2)	(66.3)

Financing activities:
Repayment of long-term debt	—	(285.4)	—	—	(285.4)
Proceeds from issuance of common stock and from issuance of stock options, net	409.7	—	—	—	409.7
Purchase of treasury stock	(4.6)	—	—	—	(4.6)

Cash provided by (used in) financing activities	405.1	(285.4)	—	—	119.7

Net change in cash and cash equivalents	—	130.9	—	(2.9)	128.0
Cash and cash equivalents at beginning of period	—	476.3	—	28.1	504.4

Cash and cash equivalents at end of period	$—	$607.2	$—	$25.2	$632.4

Supplemental Cash Flow Information:
Cash paid (received), net during the period for:
Income taxes	$—	$(4.1)	$—	$1.5	$(2.6)

Interest	$—	$64.5	$—	$—	$64.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, references in this discussion and analysis to “we,” “our,” the “company,” “Fairchild,” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate. Readers are cautioned not to place undue reliance on forward-looking statements in this report. See “Forward-Looking Statements,” “Outlook” and “Business Risks” below.

Overview

      We are one of the largest independent semiconductor companies focused solely on developing, manufacturing and selling high performance semiconductors critical to multiple end markets. We are a global company that designs, develops and markets analog, interface, discrete, standard logic and optoelectronic semiconductors. Within our broad product portfolio, we focus on providing power discrete and analog products for power management applications. Over two-thirds of our sales in the first nine months of 2003 were from power discrete and analog products used directly in power applications, such as voltage conversion, power regulation, power distribution and power and battery management. We believe that we are the world’s leading supplier of combined power analog and power discrete products. Our products are used as building block components in a wide variety of electronic applications, including computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; portable digital consumer cameras, displays, audio/video devices, household appliances; and automotive ignition applications. Because of their basic functionality, our products provide customers with greater design flexibility than more highly integrated products and help to improve the performance of more complex devices or systems. Given these characteristics, our products generally have a wide range of applications. Our products are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets.

Results of Operations

      On a segment basis, Analog had operating income of $1.3 million and $3.6 million in the third quarter and first nine months of 2003, respectively, compared to operating income of $11.7 million and $30.8 million in the comparable periods of 2002. The decrease in Analog’s operating income was due to decreases in average selling prices across most product families, which negatively impacted revenue and gross profit, and increases in selling, general and administrative expenses. The decreases in operating margins also include $0.4 million in inventory reserves recorded in the second quarter and $0.3 million of sales and inventory reserves recorded in the third quarter, both associated with the discontinuation of certain products as a result of our fab closures. Discrete had operating income of $15.9 million and $41.5 million in the third quarter and first nine months of 2003, respectively, compared to $20.4 million and $52.5 million in the comparable periods of 2002. The decrease in Discrete’s operating income was due to volume declines offset by an improved mix of smaller die products and manufacturing cost improvement as a result of our conversion to PowerTrench III® technology, and increased selling, general and administrative expenses. For the first nine months of 2003, the decreases also include $3.5 million of sales and inventory reserves associated with discontinuation of certain products in connection with our 6” fab closure in Mountaintop, Pennsylvania. Logic and Memory had operating losses of $4.3 million for both the third quarter and first nine months of 2003, compared to operating income (loss) of $(1.5) million and $1.3 million in the comparable periods of 2002. The decrease in Logic and Memory’s operating margins was primarily due to lower gross profit resulting from decreases in average selling prices, offset slightly by reductions in both selling, general and administrative and research and development costs. These decreases also include $2.2 million recorded in the second quarter and $3.1 million in the third quarter, of sales and inventory reserves associated with the discontinuation of certain products as a result of our restructuring actions.

Revenues

      Revenues were $328.4 million and $1,026.6 million in the third quarter and first nine months of 2003, respectively, compared to $360.6 million and $1,058.0 million in the comparable periods of 2002. The decrease in revenues in the third quarter was driven primarily by lower average selling prices in Analog and Logic and Memory, partially offset by higher average selling prices in Discrete. Units shipped were also lower in the third quarter of 2003 compared to the third quarter of 2002, in part due to excess inventory in the Asian distribution channel at the beginning of the quarter. On a year to date basis, the decrease in revenues was also driven by lower average selling prices in Analog and Logic and Memory. Units shipped were nearly flat when comparing the first nine months of 2003 to the comparable period in 2002. The lingering effect of SARS and related economic conditions continued to impact our year over year performance, as well.

      On a segment basis, Analog revenues decreased to $74.8 million in the third quarter of 2003 from $94.2 million in the third quarter of 2002, and to $240.2 million for the first nine months of 2003 from $264.7 million, in the comparable period of 2002. The quarterly decline in revenues was driven by both average selling price declines and unit shipment declines. On a year to date basis, we saw increased unit shipments, while prices were down on average, across most analog product families. Discrete revenues decreased to $186.3 million in the third quarter of 2003 from $188.3 million in the third quarter of 2002, and increased to $566.7 million for the first nine months of 2003 from $553.7 million, in the comparable period of 2002. For the quarter, Discrete showed stronger average selling prices, partially offset by weaker unit volume, keeping revenues roughly flat to the prior year. On a year to date basis, these increases were offset by $2.2 million of sales reserves recorded in the first quarter associated with discontinuation of certain products in connection with our 6” fab closure. Logic and Memory revenues decreased to $37.7 million in the third quarter of 2003 from $45.8 million in the third quarter of 2002, and to $124.8 million for the first nine months of 2003 from $149.1 in the comparable period of 2002. The decreases were primarily due to lower average selling prices across all products. On a quarterly basis, price declines were offset slightly by increased volume, particularly in Tiny Logic®. The year over year decreases also include $1.0 million and $2.1 million of sales reserves associated with the discontinuation of certain products in connection with our restructuring actions, recorded in the second and third quarter, respectively.

      As a percentage of sales, geographic sales for North America, Europe, Asia/ Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for the three and nine months ended September 28, 2003 and September 29, 2002:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

North America	15%	15%	15%	16%
Europe	12	11	12	11
Asia/ Pacific	54	53	53	52
Korea	19	21	20	21

Total	100%	100%	100%	100%

Gross Profit

      Gross profit was $69.3 million and $219.0 million for the three and nine months ended September 28, 2003, compared to $90.1 million and $266.1 million in the comparable periods of 2002.

      For the third quarter of 2003, gross profit includes the previously discussed sales reserves ($2.3 million) and inventory charges ($1.1 million) associated with the discontinuation of certain products in connection with our restructuring actions. On a year-to-date basis, gross profit also includes sales reserves ($5.5 million) and inventory reserves ($4.0 million) in connection with product discontinuations as a result of our various restructuring actions. The remaining decrease in gross profit for the third quarter and first nine months of 2003 compared to the same periods of 2002 was a result of continued pricing pressures across most product lines, partially offset by on-going manufacturing cost reductions.

Research and Development

      R&D expenses were $17.9 million, or 5.5% of sales, in the third quarter of 2003, compared to $20.0 million, or 5.5% of sales, in the third quarter of 2002. On a year-to-date basis, R&D was $55.8 million, or 5.4% of sales, compared to $62.5 million, or 5.9% of sales for the comparable period of 2002. The decreases for both the quarter and first nine months of 2003 as compared to the comparable periods of 2002 were due to spending reductions in response to softer market conditions, while continuing to focus our resources on high growth projects.

Selling, General and Administrative

      SG&A was $35.5 million, or 10.8% of sales, in the third quarter of 2003, compared to $36.4 million, or 10.1% of sales, in the third quarter of 2002. On a year-to-date basis, SG&A expenses were $112.2 million, or 10.9% of sales, compared to $108.5 million, or 10.3% of sales, for the comparable period of 2002. The decrease in SG&A expenses for the quarter is a result of spending reductions in response to soft market conditions. On a year-to-date basis, the increase in SG&A expenses is primarily a result of the resumption of certain employee-related benefits beginning in the first quarter of 2003, offset by spending reductions.

Amortization of Acquisition-Related Intangibles

      Amortization of acquisition-related intangibles was $7.9 million in the third quarter of 2003, compared to $9.5 million in the third quarter of 2002. On a year-to-date basis, amortization of acquisition related intangibles was $25.3 million, compared to $28.3 million for the comparable period of 2002. The decreases in amortization are due to certain intangibles becoming fully amortized during the first quarter of 2003.

Restructuring and Impairments

      During the three and nine months ended September 28, 2003, the company recorded restructuring charges of $2.6 million and $62.7 million, respectively. In the third quarter of 2003, the charges related to additional costs, primarily severance, associated with the restructuring action initiated in the second quarter of 2003. In addition, the company recorded charges of $2.3 million of sales reserves and $1.1 million of inventory reserves recorded in revenues and cost of sales, respectively as a result of the discontinuation of certain products in connection with the closure of our 4” fab in South Portland, Maine. For the nine months ended September 28, 2003, these restructuring charges also include $5.5 million of severance and other employee separation costs associated with the termination of 190 salaried and hourly employees resulting from the closure of our 6” fab in Mountaintop, Pennsylvania recorded in the first quarter and $20.1 million of separation costs associated with the termination of approximately 1,600 salaried and hourly employees in the United States, South Korea, Europe, Japan, Hong Kong, Malaysia and China, resulting from the closure of our 4” fab in South Portland, Maine, plant closures in Wuxi, China and Kuala Lumpur, Malaysia and other workforce reduction actions recorded in the second quarter. The remaining $34.5 million of restructuring charges relate to asset impairments and other charges associated with the Mountaintop, Pennsylvania 6” fab closure and the closure of the Carlsbad, California office in the first quarter ($4.9 million), and asset impairments in Bucheon, South Korea, asset impairments and other charges associated with the closure of the 4” fab in South Portland, Maine and plant closures in Wuxi, China and Kuala Lumpur, Malaysia recorded in the second quarter ($29.6 million). The company also recorded charges of $3.2 million of sales reserves and $2.9 of inventory reserves, recorded in revenue and cost of sales, respectively in connection with the 6” fab closure and the exit from the hybrid and non-volatile memory businesses in the first and second quarters.

      During the nine months ended September 29, 2002, the company recorded a restructuring charge of $3.6 million which occurred in the first quarter. The restructuring charge consisted of employee separation costs relating primarily to severance and other costs associated with the termination of approximately 150 salaried and hourly employees in the United States, Europe, Japan, and Malaysia.

Purchased In-Process Research and Development

      Purchased in-process research and development was recorded in the first quarter of 2002 in connection with our acquisitions of certain assets from I-Cube, Inc. ($1.0 million) and Signal Processing Technologies, Inc. (SPT) ($0.7 million).

Interest Expense

      Interest expense was $16.0 million and $58.2 million in the third quarter and first nine months of 2003, respectively, compared to $21.1 million and $78.3 million in the comparable periods of 2002. The decrease in interest expense in the third quarter of 2003 and first nine months of 2003 is the result of the redemption of $285.0 million of 10 1/8% senior subordinated notes on June 28, 2002 as well as the redemption of $300 million of 10 3/8% senior subordinated notes on June 19, 2003. These redemptions are offset by interest on our new $300 million term loan which carried an interest rate of 3.9375% at September 28, 2003.

Interest Income

      Interest income was $1.7 million and $6.0 million in the third quarter and first nine months of 2003, respectively, compared to $3.6 million and $9.2 million in the comparable periods of 2002. The decreases in interest income are due to declines in the returns earned on our cash and investment balances.

Other Expense, net

      In the second quarter, $23.4 million of other expense was recorded for costs associated with the redemption of our 10 3/8% senior subordinated notes and the refinancing of our revolving line of credit. These costs included $17.4 million for the call premium on the 10 3/8% senior subordinated notes and other transaction fees and a $6.0 million non-cash write-off of deferred financing fees associated with the original bond offering and revolving line of credit.

      During the first nine months of 2002 we recorded other expense, net of $1.6 million. In the second quarter, $22.1 million was recorded for costs associated with the redemption of our 10 1/8% senior subordinated notes. These costs included $14.5 million for the call premium on the 10 1/8% senior subordinated notes and other transaction fees and a $7.6 million non-cash write-off of deferred financing fees associated with the original bond offering. In the first quarter of 2002, we recorded a gain of $20.5 million related to the sale of our military and space-related discrete power product line.

Income Taxes

      Income tax provision (benefit) was $(3.5) million and $(25.8) million for the third quarter and first nine months of 2003, respectively, compared to $2.4 million and $(3.2) million for the third quarter and first nine months of 2002. The effective tax rate for the third quarter and first nine months of 2003 was 39.3% and 22.9%, respectively, compared to 35.8% and 34.8% for the third quarter and first nine months of 2002. The change in the effective tax rate in 2003 as compared to 2002 was due to the changes in the magnitude and location of taxable income among taxing jurisdictions. The tax rate was calculated based upon actual tax rates for the quarter rather than using a projected annual tax rate due to the uncertainty of projecting annual taxable income by tax jurisdiction. Changes in the location of taxable income (loss) could result in significant changes in the effective tax rate.

Liquidity and Capital Resources

      We have a borrowing capacity of $180.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At September 28, 2003, adjusted for outstanding letters of credit, we had up to $179.3 million available under this senior credit facility. At September 28, 2003, we had additional outstanding letters of credit and guarantees totaling $5.0 million that were issued on behalf of unaffiliated companies with which we currently have a strategic investment or relationship. These amounts outstanding do not impact available borrowings under the senior credit facility.

      Our senior credit facility, the indentures governing our 10 1/2% Senior Subordinated Notes, 5% Convertible Senior Subordinated Notes, $300 million term loan, and other debt instruments we may enter into in the future may impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum senior leverage ratio and a minimum EBITDA less capital expenditures measure. At September 28, 2003, the company was in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We intend to invest approximately $120 to $140 million in 2003 on capital expenditures, including the $95.8 million we have spent through September 28, 2003. This capital primarily will be spent to expand capacity in support of in-sourcing of assembly and test capacity, including construction of our new facility in Suzhou, China, and to add capacity in our 8” Mountaintop, Pennsylvania facility and to support cost reduction projects in our manufacturing facilities and information technology infrastructure projects. We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

      As of September 28, 2003, our cash and cash equivalents were $506.1 million, a decrease of $112.2 million from December 29, 2002 and a decrease of $56.2 from June 29, 2003.

      During the first nine months of 2003, our operations provided $65.1 million in cash compared to $74.6 million of cash in the first nine months of 2002. The decrease in cash provided by operating activities reflects a decrease in the first nine months of 2003 in net loss adjusted for non-cash items of $27.0 million offset by an increase in cash flows from changes in operating assets and liabilities of $17.5 million as compared to the first nine months of 2002. Cash used in investing activities during the first nine months of 2003 totaled $171.6 million, compared to $66.3 million used in the first nine months of 2002. The increase primarily results from an increase of $7.8 million in capital expenditures, a cash outflow for purchases of marketable securities, net of sales of marketable securities of $74.8 million in the first nine months of 2003, and net cash acquired from acquisitions and divestitures of $23.9 million in the first nine months of 2002, for which there is no comparable amount in the first nine months of 2003. Cash used in financing activities of $5.7 million for the first nine months of 2003 was primarily the repayment of long-term debt, offset by the proceeds from the issuance of long-term debt. Cash provided by financing activities of $119.7 million for the first nine months of 2002 was primarily from proceeds from the follow on offering and issuance of common stock upon the exercise of options offset by the cash used to redeem the 10 1/8% senior subordinated notes.

      It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or “take or pay” arrangements for purchases of certain equipment and raw materials. At September 28, 2003, obligations under these arrangements were not material to our consolidated financial statements. The table below summarizes aggregate maturities of long-term debt, future minimum lease payments under noncancelable operating leases, and guarantee commitments as of September 28, 2003.

		Remainder	2-3	4-5	After
Contractual Obligations	Total	of 2003	Years	years	5 years

	(In millions)
Debt	$852.7	$3.3	$6.5	$291.6	$551.3
Operating Leases	85.8	5.8	32.8	11.9	35.3
Letters of Credit	22.5	22.5	—	—	—
Guarantees	5.0	5.0	—	—	—

Total	$966.0	$36.6	$39.3	$303.5	$586.6

Liquidity and Capital Resources of Fairchild International, Excluding Subsidiaries

      Fairchild Semiconductor International, Inc. is a holding company, the principal asset of which is the stock of its sole subsidiary, Fairchild Semiconductor Corporation. Fairchild Semiconductor International on a stand-alone basis had no cash flow from operations in the first nine months of 2003, nor in the first nine months of 2002. Fairchild Semiconductor International on a stand-alone basis has no cash requirements for the next twelve months.

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

      Sales Reserves. Sales reserves generally fall into four categories: customer material return reserves, distributor contract sales debit reserves, prompt payment discount reserves, and other distribution reserves. Customer material returns result from product quality, administrative or other defect issues. Distributor contract sales debits are credits given to distributors to ensure distributor profitability on individual resale transactions. Prompt payment discounts are enticements given to customers to ensure payment is made in a timely manner. Customer material reserves, distributor contract sales debit reserves and prompt payment discount reserves are based upon historical rates of return or claims and any known, specifically identified unusual returns. Other sales reserves are recorded based upon individual contracts with distributors that may call for reimbursement of product scrapped or reimbursement of price changes that affect the distributor’s inventory carrying value. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

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

      For all other long-lived assets, our impairment review process is based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results,

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business,

•	significant negative industry or economic trends, and

•	significant technological changes, which would render equipment and manufacturing process, obsolete.

      Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future undiscounted cash flows. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs.

      Income Taxes. We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. This likelihood is supported by tax planning strategies available to the company that are both prudent and feasible. These strategies would be implemented to preserve the deferred tax asset. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by SFAS No. 109, “Accounting for Income Taxes.” Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, or other factors. If our assumptions and consequently our estimates, change in the future, the valuation allowances we have established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense.

Forward Looking Statements

      This quarterly report includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Business Risks section below. Among these factors are the following: changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors’ actions; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Business Risks section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

Policy on Business Outlook Disclosure and Quiet Periods

      It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The business outlook below is consistent with the outlook included in our October 16, 2003 press release announcing third quarter results. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the outlook is not updated to reflect management’s current expectations. The quiet period for the fourth quarter of 2003 will be from December 13, 2003 to January 15, 2003, when we plan to release our fourth quarter 2003 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filing with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations.

Outlook

      In the fourth quarter, we expect an increase in revenues of approximately 6% to 8% over the third quarter. We had roughly 75% of this amount already on our backlog as we entered the fourth quarter. This is the highest entering backlog in over a year, and pricing on these backlog orders has begun to stabilize. We believe this level of revenue growth, which is on the high end of typical seasonal growth in the fourth quarter, is being driven largely by our leading position in the fast-growing power analog and discrete market and by our regional strength in Asia. Excluding the effects of restructuring and impairments, the sales and inventory reserves associated with these actions and purchased in-process research and development, we anticipate operating margins to increase 100 to 200 basis points sequentially due to the combined effects of expected higher revenue, a product mix that we expect will include a greater proportion of higher-margin products, which we expect will drive higher aggregate margins, and lower costs.

      For the fourth quarter of 2003, we expect interest expense, net, to be about $15 million. We expect that depreciation and amortization will be approximately $39-$40 million and amortization of acquisition-related intangibles to be approximately $7.9 million. We continue to plan capital expenditures of approximately 8-10% of revenue. Finally, we estimate our effective tax rate to be approximately 20% for the fourth quarter and about 25% in 2004.

Recently Issued Financial Accounting Standards

      In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 currently has not had an impact on our results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The purpose of SFAS No. 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS No. 149 currently has not had an impact on the company’s results of operations or financial position.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, Consolidated Financial Statements related to whether companies should consolidate certain entities, called variable interest entities, for which there is no controlling financial interest but have characteristics of a controlling interest in place, called a variable interest. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003. The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. The company is currently assessing the impact of this interpretation on its consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in not only annual, but also interim financial statements about the effect the fair value method would have had on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The company intends to continue to account for options under APB Opinion No. 25.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue No. 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. This consensus is effective for fiscal years beginning after June 15, 2003. We do not believe the impact of adopting EITF Issue No 00-21 will have a material impact on our financial statements.

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

      Our common stock, which is traded on The New York Stock Exchange, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts’ estimates and financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock.

      Downturns in the highly cyclical semiconductor industry or changes in end user market demands could reduce the value of our business.

      The semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. Beginning in the fourth quarter of 2000 and continuing through most of 2001, we and the rest of the semiconductor industry experienced backlog cancellations and reduced demand for our products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. Although we believe the low point of this most recent cycle occurred in the third quarter of 2001, the semiconductor industry has only recently experienced what initially appears to be a modest recovery in orders. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. For example, in 2002, we sold approximately 7% more units than in 2001, yet our revenues were essentially unchanged. We have continued to sell increasingly greater numbers of units, while at the same time experiencing revenue declines due to price decreases. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand for personal computers, cellular telephones and consumer electronics and automotive and industrial goods, and these end user markets may experience changes in demand that will adversely affect our prospects.

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

      Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of intellectual property infringement and litigation regarding patent and other intellectual property rights. From time to time, we may be notified of claims (often implicit in offers to sell us a license to another company’s patents) that we may be infringing patents issued to other companies, and we may subsequently engage in license negotiations regarding these claims. Such claims relate both to products and manufacturing processes. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. Our involvement in existing and future intellectual property litigation, or the costs of avoiding litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

      We have made ten acquisitions of various sizes since we became an independent company in 1997, and we plan to pursue additional acquisitions of related businesses. We believe the semiconductor industry is going through a period of consolidation, and we expect to participate in this development. The costs of acquiring and integrating related businesses, or our failure to integrate them successfully into our existing businesses, could result in our company incurring unanticipated expenses and losses. In addition, we may not be able to identify or finance additional acquisitions or realize any anticipated benefits from acquisitions we do complete.

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

      Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products has resulted in a number of claims for damages from customers. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In addition, we subcontract a portion of our wafer fabrication and assembly and test operations to other manufacturers, including Amkor, AUK, Enoch, Wooseok, SPS, NS Electronics (Bangkok) Ltd., Samsung Electronics, and ChipPAC. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

      Delays in beginning production at new facilities, expanding capacity at existing facilities, implementing new production techniques, or in curing problems associated with technical equipment malfunctions, all could adversely affect our manufacturing efficiencies.

      Our manufacturing efficiency is an important factor in our profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. We have begun initial production at a new assembly and test facility in Suzhou, China. We are transferring some production from subcontractors to this new facility. Delays or technical problems in completing these transfers could lead to order cancellations and lost revenue. In addition, we are currently engaged in an effort to expand capacity at some of our manufacturing facilities. As is common in the semiconductor industry, we have from time to time experienced difficulty in beginning production at new facilities or in completing transitions to new manufacturing processes at existing facilities. As a consequence, we have suffered delays in product deliveries or reduced yields.

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

      Distributors accounted for 62% of our net sales for the three months ended September 28, 2003. Our top five distributors worldwide accounted for 16% of our net sales for the three months ended September 28, 2003. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

      For example, from time to time since late 2001 we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound may cause some chips to short in some situations, resulting in chip failure. In August 2002 we filed a lawsuit against the mold compound supplier, seeking unspecified damages, including damages caused to our customers. Other manufacturers have also filed lawsuits against the supplier in connection with the mold compound issue. Our lawsuit is pending in California Superior Court for Santa Clara County. In addition, we have limited insurance coverage for these customer claims. Based on our assessments of the claims to date, taking into account factors which we believe are relevant, we currently believe the insurance will be sufficient to provide reasonable compensation to affected customers. Accordingly, we do not currently believe that the customer claims will have a material adverse effect on our financial position or results of operations. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, or if our assessment of such claims is incorrect or less than our actual liability, the amount necessary to resolve such claims may exceed the available insurance and could adversely affect our financial results.

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

      As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 19% of our revenue for the third quarter of 2003.

      Relations between South Korea and North Korea have been tense over most of South Korea’s history, and recent concerns over North Korea’s nuclear capability, and relations between the United States and North Korea, have created a global security issue that may adversely affect Korean business and economic conditions. We cannot assure you as to whether or when this situation will be resolved or change abruptly as a result of current or future events. An adverse change in economic or political conditions in South Korea or in its relations with North Korea could have a material adverse effect on our Korean subsidiary and our company. And, in addition to other risks disclosed relating to international operations, some businesses in South Korea are subject to labor unrest.

      Our Korean power device business’ sales are denominated primarily in U.S. dollars while a significant portion of its costs of goods sold and its operating expenses are denominated in South Korean won. Although we have taken steps to fix the costs subject to currency fluctuations and to balance won revenues and won costs, a significant change in this balance, coupled with a significant change in the value of the won relative to the dollar, could have a material adverse effect on our financial performance and results of operations. In addition, an unfavorable change in the value of the won could require us to write down our won-denominated assets.

      We entered into a number of supply and support contracts with Samsung Electronics in connection with our acquisition of its power device business in 1999, most of which have now ended. Any significant decrease in purchases by Samsung Electronics could substantially reduce our financial performance.

      As a result of the acquisition of Samsung Electronics’ power device business in 1999, we entered into numerous arrangements with Samsung Electronics, including arrangements relating to product sales, designation as a preferred vendor to affiliated Samsung companies and other services. Although most of these arrangements have expired, Samsung Electronics remains a significant customer, due in part to the historical relationship between the business we acquired and its former parents and affiliates. There can be no assurances that these relationships will continue at historical levels. Samsung Electronics (together with its affiliates) is our largest customer, accounting for approximately 11% of total sales during the third quarter of 2003. Any material reduction in the purchases of Samsung Electronics could have a material adverse effect on our results of operations.

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

      Our business was subject to risks associated with Severe Acute Respiratory Syndrome (SARS) and would be subject to those risks if there is another outbreak of the disease.

      As described above, we operate an assembly and test facility in Suzhou, China, near Shanghai as well as a facility in Wuxi, China. Our sales headquarters for the Asia Pacific region are located in Hong Kong and we have sales and administrative offices in Beijing, Shanghai and Shenzhen, China as well as in Singapore and Taiwan. We also have significant facilities in Malaysia, the Philippines and South Korea. During the height of the SARS crisis in the winter and spring of 2003, we restricted employee travel, resulting in reduced direct contacts with customers, and experienced reduced demand for our products as a result of the disease. A renewed SARS outbreak, and the general economic and other disruptions that would likely result, could lead to reduced demand for our products in China and the rest of Asia. In the third quarter of 2003, the Asian region, including Korea, accounted for 73% of our revenue. In addition, a SARS outbreak in one of our manufacturing facilities or the facility of a supplier could have an adverse effect on our operations if we are not able to address the lost production capacity that could result.

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

      We are a leveraged company with a debt-to-equity ratio at September 28, 2003 of approximately 0.8 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

      At September 28, 2003, we had total long-term debt of $852.7 million and a ratio of debt to equity of approximately 0.8 to 1. On June 19, 2003, we entered into a new credit facility that included a $300 million term B loan, the proceeds of which have been used to redeem our 10 3/8% Senior Subordinated Notes due 2007, as well as a $180 million revolving line of credit. Our substantial indebtedness could have important consequences. For example, it could

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

      We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the indenture governing

Fairchild Semiconductor Corporation’s outstanding 10 1/2% Senior Subordinated Notes, and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $180.0 million in revolving loans, in addition to the outstanding $300.0 million term B loan that is currently outstanding under that facility. As of September 28, 2003, adjusted for outstanding letters of credit, we had up to $179.3 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

      We may not be able to generate the necessary amount of cash to service our indebtedness, which may require us to refinance our indebtedness or default on our scheduled debt payments. Our ability to generate cash depends on many factors beyond our control.

      Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, because our senior credit facility has variable interest rates, the cost of those borrowings will increase if market interest rates increase. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We cannot assure you that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Restrictions imposed by the credit agreement relating to our senior credit facility and the indenture governing Fairchild Semiconductor Corporation’s 10 1/2% Senior Subordinated Notes restrict or prohibit our ability to engage in or enter into some business operating and financing arrangements, which could adversely affect our ability to take advantage of potentially profitable business opportunities.

      The operating and financial restrictions and covenants in most of our debt instruments, such as the credit agreement relating to our senior credit facility and the indenture governing Fairchild Semiconductor Corporation’s 10 1/2% Senior Subordinated Notes may limit our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. These debt instruments impose significant operating and financial restrictions on us that affect our ability to incur additional indebtedness or create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, make investments or engage in other business activities. These restrictions could place us at a disadvantage relative to competitors not subject to such limitations.

      In addition, the credit agreement governing our senior credit facility contains other and more restrictive covenants and limits us from prepaying our other indebtedness. The senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of September 28, 2003, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International’s annual report on Form 10-K for the year ended December 29, 2002 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37 of the 10-K.

Item 4.     Disclosure Controls and Procedures

      We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized disclosed within the specified time periods. Any control system, however, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the system’s objectives will be met. As of the end of the period covered by this report, our CEO and CFO have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
No.	Description

10.1	First Amendment to Credit Agreement, dated as of October 28, 2003.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kirk P. Pond.
32.2	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Matthew W. Towse.

      (b) Reports on Form 8-K

      On July 17, 2003, we filed a current report on Form 8-K relating to financial information for the quarter ended June 29, 2003, and forward-looking statements relating to the third quarter of 2003, as announced in a press release dated July 17, 2003. The press release is incorporated in, and filed as an exhibit to, the current report.

      On July 23, 2003, we filed a current report on Form 8-K relating to the reconciliation of non-GAAP financial measures to GAAP equivalents, as required under Regulation G, in conjunction with the filing of our registration statement on Form S-3. The reconciliation is incorporated in, and filed as an exhibit to, the current report.

      On September 4, 2003, we filed a current report on Form 8-K relating to the update of our forward-looking guidance for the third quarter of 2003, as announced in a press release dated September 3, 2003. The press release is incorporated in, and filed as an exhibit to, the current report.

      On September 25, 2003, we filed a current report on Form 8-K relating to the appointment of a new director, as announced in a press release dated September 25, 2003. The press release is incorporated in, and filed as an exhibit to, the current report.

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

Date: November 12, 2003