Form 10-K
period 2003-12-28
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2004-03-12
CIK 1036960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2003 was $1,454,771,767.

      The number of shares outstanding of the Registrant’s Common Stock as of March 10, 2004 was 119,141,905.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2004 are incorporated by reference into Part III.

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

      The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 each consist of 52 weeks.

General

      We are one of the largest independent semiconductor companies focused solely on developing, manufacturing and selling analog, interface, discrete, standard logic, non-volatile memory and optoelectronic semiconductors critical to multiple end markets. We are a global company that designs, develops and markets power analog and discrete, as well as certain non-power semiconductors. Within our broad product portfolio, we focus on providing power discrete and analog products for power management. Over two-thirds of our sales in 2003 were from power discrete and analog products used directly in power applications such as voltage conversion, power regulation, power distribution, and power and battery management. We believe that we are the world’s leading supplier of combined power analog and power discrete products. Our products are used as building block components in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; portable digital consumer cameras, displays, audio/video devices, household appliances; and automotive ignition applications. Because of their basic functionality, our products provide customers with greater design flexibility than more highly integrated products and help to improve the performance of more complex devices or systems. Given these characteristics, our products have a wide range of applications. Our products are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets.

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

Products and Technology

      Our products are used in consumer, communications, computer, industrial and automotive applications. Our products are organized into the following three principal product groups that are reportable segments: (1) Analog and Mixed Signal Products (which we sometimes refer to as “Analog”), (2) Discrete Products (which we sometimes refer to as “Discrete”) and (3) Logic and Memory Products (which we sometimes refer to as “Logic and Memory”). Our optoelectronics business does not meet the requirements of a reportable segment under Statement of Financial Accounting Standards (“SFAS”) 131 and is included in the “other” products category.

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

      We offer analog and mixed signal device products in a fast growing number of proprietary part types. The development of proprietary parts is largely driven by evolving end-system requirements and needs for higher integration, which in turn are driven by trends toward smaller components having higher performance levels. Major competitors include Analog Devices, Linear Technology, Maxim, Intersil Corporation, National Semiconductor, ST Microelectronics, ON Semiconductor and Texas Instruments.

      Analog products monitor, interpret and control continuously variable functions such as light, color, sound and energy.

      Frequently, they form the interface with the digital world. We provide a wide range of analog products that perform such tasks as power conversion, interface, temperature sensing, system management, battery charging and motor control. Our power switch products, also called FPS for Fairchild Power Switch, including the new green FPS, are a series of proprietary, multi-chip or monolithic devices with integrated MOSFETs (Metal Oxide Semiconductor Field Effect Transistors), which provide complete off-line (AC-DC) power converter designs for use in power supplies and battery chargers. The new green FPS products are referred to as green because of their low power consumption, which is environmentally healthy. Analog voltage regulator circuits are used to provide constant voltages as well as to step up or step down voltage levels on a circuit board. These products are used in a variety of computing, communications, industrial and consumer applications.

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

      In addition to power analog and interface circuits, we offer signal path products like analog switches, operational amplifiers and comparators, data conversion products, video encoders/decoders, video filters and micro-controller based system management integrated circuits.

      We believe our analog and mixed signal product portfolio is further enhanced by a broad offering of packaging solutions that we have developed. These solutions include surface mount, tiny packages and leadless carriers.

Discrete Products

      We design, manufacture and market power and small signal discrete semiconductors for computing, communications, industrial and automotive applications. Discrete devices are individual diodes or transistors that perform power switching, power conditioning and signal amplification functions in electronic circuits. More than 85% of Fairchild’s discrete products are power discretes, which handle greater than one watt of power and are used extensively in power applications. Driving the long-term growth of discretes is the increasing need to power the latest electronic equipment as well as needs to conserve power. One of our new product initiatives in 2004 is smart power modules. This key new product is a multi-chip module containing up to 23 die on a single device, including diodes, power MOSFETs, and power controllers used in high power, high voltage consumer white goods and industrial applications. We manufacture discrete products using DMOS and Bipolar technologies. Major competitors include International Rectifier, Philips, Infineon, ON Semiconductor and Siliconix/Vishay.

      Power MOSFETs. Power MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. We are the world’s No. 1 supplier of discrete power transistors, according to the Gartner Group. These products are used in a variety of high-growth applications including computers, communications, automotive and industrial supplies, across the voltage spectrum. We produce advanced low power MOSFETs under our PowerTrench®, UltraFET® and QFET™ brands. MOSFETs enable computers, automobiles, handsets, power supplies and other products to operate under harsh conditions while providing efficient operation. We are particularly strong in low voltage power MOSFETs.

      Isolated-Gate Bipolar Transistors. IGBTs are high-voltage power discrete devices. They are used in switching applications for motor control, power supplies, and automotive ignition systems, which require higher voltages than a power MOSFET can provide. We are a leading supplier of IGBTs. We feature the SMPS IGBT for power supplies offering fast, cost-effective operation. We also manufacture modules for home appliances such as air conditioners and refrigerators — an application that is growing with the worldwide need to conserve power.

      Rectifiers. Rectifier products work with IGBTs and MOSFETs in many applications to provide signal conditioning. Our premier product is the Stealth™ rectifier, providing industry leading performance and efficiencies in power supply and motor applications.

      Radio Frequency Products. We acquired the Radio Frequency (“RF”) Components Division of the Raytheon Company in the fourth quarter of 2003. Our new RF product line consists of advanced RF amplifiers for use in wireless LAN, handset, and related RF applications. The products are manufactured using a gallium arsenide fab process and are assembled in a variety of packages. Major competitors include Skyworks, Anadigics and Microsemi.

Logic and Memory Products

      We design, develop, manufacture and market high-performance standard logic devices utilizing three wafer fabrication processes: CMOS, BiCMOS and Bipolar. Within each of these production processes, we manufacture products that possess advanced performance characteristics, as well as mature products that provide high performance at low cost to customers. Logic products perform a variety of functions in a system mostly in the interface between larger application-specific integrated circuits, microprocessors, memory components or connectors. Products are typically categorized into mature segments and advanced logic segments. Mature products are generally more than five years old, while advanced products tend to be newer. Since market adoption rates of new standard logic families have historically spanned several years, we continue to generate significant revenues from our mature products. Customers are typically slow to move from an older product to a newer one. Further, for any given product, standard logic customers use several different generations of logic products in their designs. As a result, typical life cycles for logic families are often between 20 and 25 years. Major competitors include Texas Instruments, Toshiba and Philips.

      Historically, we have designed, manufactured and marketed non-volatile memory integrated circuits, which are storage devices that retain data after power to the device has been shut off. During 2003, we announced our intention to exit the non-volatile memory business, and expect to complete this process in the first half of 2004.

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

Sales, Marketing and Distribution

      For the year ended December 28, 2003, we derived approximately 64%, 31% and 5% of our net sales from distributors, original equipment manufacturers, and electronic manufacturing services customers, respectively, through our regional sales organizations. We operate regional sales organizations in Europe, with an office in Wootton-Bassett, England; the Americas, with an office in South Portland, Maine; the Asia/Pacific region, with offices in Hong Kong; the Japan region, with offices in Tokyo; and the Korea region, with offices in Bucheon, South Korea. A discussion of revenue by geographic region for each of the last three years can be found in Item 8, Note 15 of this report. Each of the regional sales organizations is supported by logistics organizations, which manage independently operated free-on-board warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through independently operated warehouses in Hong Kong, the United States and the United Kingdom.

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

Research and Development

      Our expenditures for research and development (“R&D”) for 2003, 2002 and 2001 were $74.8 million, $82.2 million, and $83.0 million, respectively. These expenditures represented 5.4%, 5.8%, and 5.9% of sales for 2003, 2002 and 2001, respectively. Manufacturing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology. Our R&D efforts are focused in part on new and innovative packaging solutions that make use of new assembly methods and new high performance packaging materials, which enhance the overall performance and value of both our new and existing products for our customers. We are also using our

R&D resources to apply new materials to some of our existing high-performance packages in an effort to reduce manufacturing costs and simplify manufacturing flows, including the use of Lead-free and Halogen-free materials.

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

Manufacturing

      We operate 12 manufacturing facilities, five of which are front-end wafer fabrication plants in the United States, South Korea and Singapore, and seven of which are back-end assembly and test facilities in the United States and Asia. A discussion of property, plant and equipment by geographic region for each of the last three years can be found in Item 8, Note 15 of this report. We began production in the first phase of our 800,000 square foot assembly and test facility in Suzhou, China in July, 2003. In January of 2003, we announced the closing of our 6-inch fab in Mountaintop, Pennsylvania, which is anticipated to be completed by the end of the second quarter, 2004. In July 2003, we announced the closing of our manufacturing operations in Kuala Lumpur, Malaysia, Wuxi, China, Loveland, Colorado and a phasing out of the 4” fab in South Portland, Maine. The Loveland, Colorado manufacturing closure was completed in January, 2004. The other closure activities are ongoing and expected to be complete by the fourth quarter of 2004.

      Our products are manufactured and designed using a broad range of manufacturing processes and proprietary design methods. We use all of the prevalent function-oriented process technologies for wafer fabrication, including CMOS, Bipolar, BiCMOS, and DMOS. We use primarily through-hole and mature and advanced surface mount technologies in our assembly and test operations. During 2003, we announced our new lead-free packaging initiative. This process replaces lead with tin and is considered to be environmentally friendly.

      The table below provides information about our manufacturing facilities, products and technologies.

Manufacturing Facilities

Location	Products	Technologies

Front-End Facilities:
Mountaintop, Pennsylvania	Discrete Power Semiconductors MOSFET/IGBT/Rectifiers	*6 inch fab — 3.0 micron 8 inch fab — 0.8 micron
South Portland, Maine	Bipolar, CMOS and BiCMOS Standard Linear products Op Amps, Ground Fault Interruptors Opto products	*4-inch fab — 5.0/3.0 micron 6-inch fab — 3.0/0.5 micron CMOS and BiCMOS MEMS
West Jordan, Utah	Discrete Power Semiconductors	6-inch fab — 1.0/0.65 micron 2.0 micron DMOS
Bucheon, South Korea	Discrete Power Semiconductors, standard analog integrated circuits	4-inch fab — 5.0/4.0 micron Bipolar 5-inch fab — 2.0/0.8 micron Bipolar and DMOS 6-inch fab — 2.0/0.8 micron DMOS
Singapore	Optocoupler/infrared	Infrared die fab

Location	Products	Technologies

Back-End Facilities:
Penang, Malaysia	Bipolar, CMOS and BiCMOS interface and logic products	MDIP, SOIC, EIAJ, TSSOP, SSOP, SC-70, MLP, Micropak
Cebu, the Philippines	Power and small signal discrete	TO92, SOT-23, Super SOT, SOT-223, TO220, TO263, DPAK, SC-70, BGA, FLMP
Suzhou, China	Power Discrete	T0220, T0263, DPAK, IPAK, Smart power modules
*Kuala Lumpur, Malaysia	Optocouplers	SOIC, MFP
*Wuxi, China	Infrared/ LED Lamps and Displays	T-1, T-1 3/4, SMD, Custom
*Loveland, Colorado	Operational Amplifiers	Hybrid
Colorado Springs, Colorado	ADCs, DACs	TSSOP, TQFP, SOIC, SSOP, PLCC

*	During 2003, the closures of these facilities and/or fabs were announced. Closures are anticipated to be completed during 2004.

      We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Chartered Semiconductor, Torex Semiconductor, Taiwan Semiconductor Manufacturing Company, Central Semiconductor Manufacturing Corporation, UMC, Maxim, and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, AUK, Enoch, Wooseok, SP Semiconductor, NS Electronics (Bangkok) Ltd., GEM Services, and ChipPAC.

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

Backlog

      Backlog at December 28, 2003 was approximately $534 million, up from approximately $314 million at December 29, 2002. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. In periods of depressed demand, customers tend to rely on shorter lead times available from suppliers, including us. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow orders to be canceled or deliveries delayed by customers without penalty. Accordingly, our backlog at any time should not be used as an indication of future revenues.

Seasonality

      Generally, we are affected by the seasonal trends of the semiconductor and related electronics industries. Typically, revenues are higher in the second and fourth quarters, lower in the first quarter due to holidays around the world, and lower in the third quarter due to the historically slow summer months. However, over the past three years, various events have disrupted this pattern in the semiconductor market. At the end of 2000 and continuing throughout most of 2003, we saw atypical quarterly revenue trends as a result of the weakened economic conditions within the semiconductor industry and technology sector. In the fourth quarter of 2003, we began to see a return to more normal seasonal patterns.

Competition

      Markets for our products are highly competitive. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies. Some of our competitors may have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing and distribution of their products. Competitors include manufacturers of standard semiconductors, application-specific integrated circuits and fully customized integrated circuits.

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

Trademarks and Patents

      Our corporate policy is to protect proprietary products by obtaining patents for such products when practicable. Under a technology licensing and transfer agreement with National Semiconductor, entered into in connection with the recapitalization of the Fairchild Semiconductor business in 1997, we acquired approximately 150 U.S. patents and obtained perpetual, royalty-free, non-exclusive licenses on approximately 250 of National Semiconductor’s patents. We acquired over 60 patents as part of our acquisition of the Raytheon semiconductor business, as well as licensing rights (similar to those granted to Fairchild by National Semiconductor), for other semiconductor-related intellectual property of Raytheon not directly related to its semiconductor business. Similarly, in our acquisition of the power device business, we acquired from Samsung Electronics a significant number of licenses and patents, including approximately 76 U.S. patents and over 1,000 Korean patents. We also received all relevant trademarks. From the acquisitions of QT Optoelectronics, Inc. (“QTO”), KOTA Microcircuits, Inc. (“KOTA”) and Micro Linear and I-Cube, Inc. (“I-Cube”), and the RF components division of Raytheon (“RF”), we added in excess of 90 U.S. and five foreign patents and patent applications to our intellectual property portfolio. From the acquisition of the discrete power products (“DPP”) business from Intersil, we obtained over 500 patents or patent applications worldwide.

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

      Our facilities in South Portland, Maine, and, to a lesser extent, West Jordan, Utah, have ongoing remediation projects to respond to releases of hazardous materials that occurred prior to our separation from National Semiconductor. Pursuant to the Asset Purchase Agreement, National Semiconductor has agreed to indemnify Fairchild for the future costs of these projects. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented.

      Our facility in Mountaintop, Pennsylvania has an ongoing remediation project to respond to releases of hazardous materials that occurred prior to our acquisition of the DPP business. Intersil has agreed to indemnify us for specific environmental issues. The terms of the indemnification are without time limit and without maximum amount.

      A property we previously owned in Mountain View, California is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act. We acquired that property as part of the acquisition of the Raytheon semiconductor business. Under the terms of the acquisition agreement with Raytheon, Raytheon retained responsibility for, and has agreed to indemnify us with respect to, remediation costs or other liabilities related to pre-acquisition contamination. The purchaser of the Mountain View, California property received an environmental indemnity from us similar in scope to the one we received from Raytheon. The purchaser can hold us liable under our indemnity for any claims, liabilities or damages it incurs as a result of the historical contamination, including any remediation costs or other liabilities related to the contamination. We are unable to estimate the potential amounts of future payments; however, we do not expect any future payments to have a material impact on our earnings or financial condition.

      Although we believe that the power device business has no significant environmental liabilities, Samsung Electronics agreed to indemnify Fairchild for remediation costs and other liabilities related to historical contamination, up to $150 million, arising out of the power device business, including the Bucheon, South Korean plant. We are unable to estimate the potential amounts of future payments, if any; however, we do not expect any future payments to have a material impact on our earnings or financial condition.

      We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were immaterial for 2003, 2002 and 2001. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

Employees

      Our worldwide workforce consisted of 9,740 full and part-time employees as of December 28, 2003. Of the total number of employees, 8,341 were engaged in manufacturing, 492 were engaged in research and development, 487 were engaged in marketing and sales and 420 were engaged in corporate and product line administration. We believe that our relations with our employees are satisfactory.

      At December 28, 2003, 155 of our employees were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends June 1, 2007 and provides for guaranteed wage and benefit levels as well as employment security for union members. If a work stoppage were to occur, it could impact our ability to operate. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.

      Our wholly owned Korean subsidiary, which we refer to as Fairchild Korea, sponsors a Power Device Business Labor Council consisting of seven representatives from the non-management workforce and ten members of the management workforce. The Labor Council, under Korean law, is recognized as a representative of the workforce for the purposes of consultation and cooperation. The Labor Council has no right to take a work action or to strike and is not party to any labor or collective bargaining agreements with Fairchild Korea. We believe that relations with Fairchild Korea employees and the Labor Council are satisfactory.

Executive Officers

      The following table provides information about the executive officers of our company.

Name	Age	Title

Kirk P. Pond	59	Chairman of the Board of Directors, President and Chief Executive Officer
Joseph R. Martin	56	Vice Chairman of the Board of Directors, Senior Executive Vice President
Daniel E. Boxer	58	Senior Executive Vice President, Chief Administrative Officer and Secretary
Thomas A. Beaver	60	Executive Vice President of Worldwide Sales and Marketing
Izak Bencuya	49	Chief Strategy Officer, Executive Vice President and General Manager, Discrete Power Group
Laurenz Schmidt	54	Executive Vice President, Global Operations
Robert J. Conrad	44	Senior Vice President and General Manager, Integrated Circuits Group
Hubertus R. Engelbrechten	48	Senior Vice President and General Manager, Integrated Circuits Group
Deok J. Kim	52	Senior Vice President and General Manager, Discrete Products Group, President, Fairchild Korea Semiconductor Ltd.
Matthew W. Towse	41	Senior Vice President, Chief Financial Officer
John M. Watkins, Jr.	61	Senior Vice President, Worldwide Information Systems, and Chief Information Officer
Paul D. Delva	41	Vice President, General Counsel
Kevin B. London	46	Vice President, Human Resources
Peter B. Groth	44	Vice President, Treasurer
David A. Henry	42	Vice President of Finance, Worldwide Operations
Robin A. Sawyer	36	Vice President, Corporate Controller

      Kirk P. Pond, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Pond became a director in March 1997 and has been the President of Fairchild Semiconductor since June 1996. He has over 30 years of experience in the semiconductor industry. Since 1987, Mr. Pond had held several executive positions with National Semiconductor, most recently Executive Vice President and Chief Operating Officer. Prior executive management positions were with Fairchild Semiconductor Corporation, Texas Instruments and Timex Corporation. Mr. Pond was recently appointed to serve as a Director of the Federal Reserve Bank of Boston.

      Joseph R. Martin, Vice Chairman of the Board of Directors, and Senior Executive Vice President. Mr. Martin became Senior Executive Vice Chairman and Vice Chairman of the Board of Directors in April 2003. Mr. Martin had been a director from March 1997 and held the position of Executive Vice President and Chief Financial Officer of Fairchild Semiconductor since June 1996. Mr. Martin had held several executive positions with National Semiconductor since 1989, most recently as Vice President of Finance, Worldwide Operations. Prior to joining National Semiconductor, Mr. Martin was Senior Vice President and Chief Financial Officer of VTC Incorporated. Mr. Martin is a director of Brooks Automation, Inc. and SynQor, Inc.

      Daniel E. Boxer, Senior Executive Vice President, Chief Administrative Officer and Secretary. Mr. Boxer is a Senior Executive Vice President, Chief Administrative Officer and Secretary of Fairchild Semiconductor. Mr. Boxer joined our company in March 1997. Prior to his current position, Mr. Boxer was Executive Vice President, Chief Administrative Officer, General Counsel and Secretary of Fairchild Semiconductor. He has practiced law for 34 years and since 1975 had been a partner at the law firm of Pierce Atwood, Portland, Maine. His practice at Pierce Atwood included advising many large manufacturing companies, including our company, on business, governmental, legal compliance and environmental issues. He was most recently a senior partner and Chairman of the firm’s Management Committee.

      Thomas A. Beaver, Executive Vice President, Worldwide Sales and Marketing. Mr. Beaver joined Fairchild Semiconductor in March 2004. He has over 35 years of experience in the semiconductor industry. Prior to joining the company Mr. Beaver was General Manager of Xiran, a Division of SimpleTech, Inc. He was previously President and CEO of Wyle Electronics, and prior to that spent 30 years at Motorola Corp., most recently as Corporate Vice President and Director of Marketing and Sales of the Networking and Computing Systems Group.

      Izak Bencuya, Chief Strategy Officer, Executive Vice President and General Manager, Discrete Products Group. Prior to his current position as Chief Strategy Officer, Executive Vice President and General Manager, Discrete Products Group, Dr. Bencuya was Senior Vice President and General Manager, Discrete Products Group since February 2000. Dr. Bencuya has worked in the semiconductor and electronics field for 28 years. Prior to his current assignment, Dr. Bencuya spent six years as Director of Power MOSFET Products. Dr. Bencuya also worked at GTE Laboratories and Siliconix in various research and management roles.

      Laurenz Schmidt, Executive Vice President, Global Operations. Mr. Schmidt serves as the Executive Vice President, Global Operations of Fairchild Semiconductor. Prior to his current position, Mr. Schmidt served as Senior Vice President, Global Operations since October 2001. He has over 26 years of experience in the semiconductor industry. Prior to assuming his current role, he held various management positions over the preceding eight years, including Vice President of Wafer Fabrication Manufacturing, Vice President of Operations for Discrete Products Group and Managing Director of the South Portland, Maine wafer fabrication facility. Prior to joining Fairchild in 1983, he spent six years with Texas Instruments.

      Robert J. Conrad, Senior Vice President and General Manager, Integrated Circuits Group. Mr. Conrad joined Fairchild Semiconductor in September 2003. Mr. Conrad has over 20 years of semiconductor industry experience. His experience prior to joining Fairchild includes twelve years at Texas Instruments in a variety of engineering and business management roles, six years at Analog Devices where he was Vice President and General Manager of the DSP Division, and most recently as CEO and President of Trebia Networks — a private fabless semiconductor company.

      Hubertus R. Engelbrechten, Senior Vice President and General Manager, Integrated Circuits Group. Mr. Engelbrechten has been Senior Vice President, Integrated Circuits Group since November 2002. He has over 24 years of experience in the semiconductor industry. Mr. Engelbrechten joined Fairchild from Raytheon Semiconductor in 1998 as Director of Marketing, Analog Mixed Signal Group. Prior to assuming his current role, he also held positions as Vice President of Marketing, Analog Mixed Signal Group and Vice President of Marketing, Integrated Circuits Group. Mr. Engelbrechten has held various management positions at National Semiconductor, Degussa AG and Siemens AG.

      Deok J. Kim, Senior Vice President, President, Fairchild Korea Semiconductor Ltd. Mr. Kim became Senior Vice President, President of Fairchild Korea Semiconductor Ltd. when we acquired the power device business from Samsung Electronics in April 1999. He has over 28 years of experience in the semiconductor industry. Mr. Kim joined Samsung Electronics’ power device business in 1990 as director of power product development and later became managing director and vice president and general manager of the power device business prior to its acquisition by Fairchild International. Before joining Samsung Electronics, Mr. Kim held engineering and development positions with Goldstar Semiconductor, AMI and General Electric.

      Matthew W. Towse, Senior Vice President, Chief Financial Officer. Prior to his appointment as Senior Vice President and Chief Financial Officer of Fairchild Semiconductor, Mr. Towse served as our company’s Vice President and Treasurer since March 1997. He had been with National Semiconductor for six years and held various financial management positions, most recently as Controller for the Fairchild Semiconductor plant in South Portland, Maine. Mr. Towse previously worked for Ernst & Young and is a Certified Public Accountant.

      John M. Watkins, Jr., Senior Vice President, Worldwide Information Systems and Chief Information Officer. Mr. Watkins joined our company in March 2000. Prior to joining our company, Mr. Watkins spent five years as Chief Information Officer of Pratt and Whitney. In 1995, Mr. Watkins retired as a General after eleven years in the United States Army. His most recent assignment was as Director of the Defense Information Systems Agency in Washington, D.C.

      Paul D. Delva, Vice President, General Counsel. Mr. Delva joined Fairchild Semiconductor in 1999. Before becoming Vice President and General Counsel in April, 2003, Mr. Delva served as our company’s assistant general counsel following the company’s initial public offering in 1999. He has advised Fairchild on all its acquisitions and securities offerings, as well as on general corporate matters, since the company’s founding in 1997. Mr. Delva has more than 17 years of experience in law and communications. He began his legal career at Dechert, Price & Rhoads (now Dechert LLP) in Philadelphia, Pennsylvania, where he specialized in mergers and acquisitions, corporate and securities law.

      Kevin B. London, Vice President, Human Resources. Mr. London became Vice President of Human Resources in July 2002. He has over 20 years experience in the semiconductor industry. Prior to assuming his current role, he held various Human Resource management positions at the company’s South Portland site during the previous sixteen years. Prior to that, Mr. London held a variety of management positions within Operations.

      Peter B. Groth, Vice President and Treasurer. Mr. Groth became Vice President and Treasurer in April 2003. Mr. Groth previously held the position of Senior Director, Investor Relations, from July 1999. Prior to his position in investor relations, Mr. Groth held various marketing management positions for Fairchild Semiconductor and National Semiconductor from 1986 to 1999, with responsibilities for tactical, product and strategic marketing, strategic planning, and market analysis. Prior to joining Fairchild in 1986, he held various engineering design and management positions at Texas Instruments.

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

      Robin A. Sawyer, Vice President, Corporate Controller. Ms. Sawyer became Corporate Controller in November 2002. She joined our company in 2000 as Manager of Financial Planning and Analysis. Prior to joining our company, Ms. Sawyer was employed by Cornerstone Brands, Inc. from 1998 to 2000 as Director of Financial Planning and Reporting. Prior to that Ms. Sawyer was employed by Baker, Newman and Noyes, LLC and its predecessor firm, Ernst & Young and is a Certified Public Accountant.

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

      We also make available, free of charge, through our website, our Code of Ethics and Corporate Governance Highlights. To find a copy of our company’s Code of Ethics, visit our web site at http://www.fairchildsemi.com and click on “Governance.”

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

      The semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. Beginning in the fourth quarter of 2000 and continuing into 2003, we and the rest of the semiconductor industry experienced backlog cancellations and reduced demand for our products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. Although we believe the low point of this most recent cycle occurred in the third quarter of 2001, the semiconductor industry has only recently experienced a recovery in orders. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. For example, in 2002, we sold approximately 7% more units than in 2001, yet our revenues were essentially unchanged. We have continued to sell increasingly greater numbers of units, while at the same time experiencing revenue declines due to price decreases. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand for personal computers, cellular telephones and consumer electronics and automotive and industrial goods, and these end user markets may experience changes in demand that will adversely affect our prospects.

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

      We have made eleven acquisitions of various sizes since we became an independent company in 1997, and we plan to pursue additional acquisitions of related businesses. We believe the semiconductor industry is going through a period of consolidation, and we expect to participate in this development. The costs of acquiring and integrating related businesses, or our failure to integrate them successfully into our existing businesses, could result in our company incurring unanticipated expenses and losses. In addition, we may not be able to identify or finance additional acquisitions or realize any anticipated benefits from acquisitions we do complete.

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

      Distributors accounted for 63% of our net sales for the year ended December 28, 2003. Our top five distributors worldwide accounted for 16% of our net sales for the year ended December 28, 2003. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

      Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer would be sold for several dollars, whereas the personal computer would be sold by the computer maker for several hundred dollars. Although we maintain rigorous quality control systems, we manufacture and sell approximately 16 billion individual semiconductor devices per year to customers around the world, and in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to published specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. We attempt, through our standard terms and conditions of sale and other customer contracts, to limit our liability for defective products to obligations to replace the defective goods or refund the purchase price. Nevertheless, we have received claims for other charges, such as for labor and other costs of replacing defective parts, lost profits and other damages. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result.

      For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. In August 2002 we filed a lawsuit against the mold compound supplier, Sumitomo Bakelite Singapore Pte. Ltd. and other related parties, seeking unspecified damages, including damages caused to our customers. Other manufacturers have also filed lawsuits against the supplier in connection with the mold compound issue. Our lawsuit is pending in California Superior Court for Santa Clara County. We are unable to predict or determine the outcome of this litigation, and there can be no assurance that we will prevail, nor can we predict the amount of damages we may recover if we do prevail. Although we have not been sued by any of our customers as a result of this matter, several of our customers have threatened to begin litigation if their claims are not resolved according to their demands, and we may face lawsuits as a result. We have limited insurance coverage for such customer claims. Based on our assessments of the claims to date, taking into account factors which we believe are relevant, we believe it to be reasonably possible that current claims may be in excess of the company’s insurance limits. At this time we are unable to reasonably estimate any range of possible loss which may be incurred as a result of any customer claims or payments we may make in excess of insurance coverage and, accordingly, we have made no provisions for such claims in our consolidated statements of operations. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, or if these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then the amount necessary to resolve such claims may adversely affect our financial results.

      Our international operations subject our company to risks not faced by domestic competitors.

      Through our subsidiaries we maintain significant operations in the Philippines, Malaysia and South Korea and also operate facilities in China and Singapore. We are constructing another facility in China. We have sales offices and customers around the world. Almost three-quarters of our revenues in 2003 were from Asia. The following are some of the risks inherent in doing business on an international level:

•	economic and political instability;

•	foreign currency fluctuations;

•	transportation delays;

•	trade restrictions;

•	work stoppages; and

•	the laws, including tax laws of, and the policies of the United States toward, countries in which we manufacture our products.

      Our power device business subjects our company to risks inherent in doing business in Korea, including political risk, labor risk and currency risk.

      As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 20% of our revenue for 2003.

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

      Samsung Electronics is our largest customer. Any significant decrease in purchases by Samsung Electronics could substantially reduce our financial performance.

      Samsung Electronics is a significant customer, due in part to the historical relationship between the business we acquired and its former parents and affiliates. There can be no assurances that these relationships will continue at historical levels. Samsung Electronics (together with its affiliates) is our largest customer, accounting for 9.6% of total sales during 2003. Any material reduction in the purchases by Samsung Electronics could have a material adverse effect on our results of operations.

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

      Our business was subject to risks associated with Severe Acute Respiratory Syndrome (SARS) and would be subject to those risks if there is another outbreak of this or a similar disease.

      As described above, we operate an assembly and test facility in Suzhou, China, near Shanghai as well as a facility in Wuxi, China (which is scheduled to close in 2004). Our sales headquarters for the Asia Pacific region are located in Hong Kong and we have sales and administrative offices in Beijing, Shanghai and Shenzhen, China as well as in Singapore and Taiwan. We also have significant facilities in Malaysia, the Philippines and South Korea. During the height of the SARS crisis in the winter and spring of 2003, we restricted employee travel, resulting in reduced direct contacts with customers, and experienced reduced demand for our products as a result of the disease. A renewed outbreak of SARS or a similar disease in this region in China and the rest of Asia, general economic and other disruptions could lead to reduced demand for our products. During 2003, the Asian region, including Korea, accounted for 74% of our revenue. In addition, a SARS or similar outbreak in one of our manufacturing facilities or the facility of a supplier could have an adverse effect on our operations if we are not able to address the lost production capacity that could result.

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

      We are a leveraged company with a debt-to-equity ratio at December 28, 2003 of approximately 0.7 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

      At December 28, 2003, we had total long-term debt of $851.9 million and a ratio of debt to equity of approximately 0.7 to 1. On June 19, 2003, we entered into a new credit facility that included a $300 million term loan, the proceeds of which have been used to redeem our 10 3/8% Senior Subordinated Notes due 2007, as well as a $180 million revolving line of credit. Our substantial indebtedness could have important consequences. For example, it could

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase the amount of our interest expense, because certain of our borrowings (namely borrowings under our senior credit facility) are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to the instruments governing our indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; or

•	limit, along with the financial and other restrictive covenants in our debt instruments, among other things, our ability to borrow additional funds, dispose of assets or pay cash dividends. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.

      Despite current indebtedness levels, we may still be able to incur substantially more indebtedness. Incurring more indebtedness could exacerbate the risks described above.

      We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the indenture governing Fairchild Semiconductor Corporation’s outstanding 10 1/2% Senior Subordinated Notes, and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $180.0 million in revolving loans, in addition to the outstanding $300.0 million term loan that is currently outstanding under that facility. As of December 28, 2003, adjusted for outstanding letters of credit, we had up to $179.3 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

      In addition, the credit agreement governing our senior credit facility contains other and more restrictive covenants and limits us from prepaying all of our other indebtedness. The senior credit facility also requires us to maintain specified financial ratios (see further description of our restrictions and covenants in Item 8, Note 4). Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of December 28, 2003, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Item 2.     Properties

      In the United States, our corporate headquarters are located in approximately 120,000 square feet of leased space in South Portland, Maine. Additionally, we have wafer fabrication operations and office facilities located in approximately 300,000 square feet of space in properties that we own in South Portland, Maine. Additional manufacturing and office facilities are housed in approximately 340,000 square feet of space in properties that we own in West Jordan, Utah. We have additional manufacturing and office facilities located in approximately 350,000 square feet of space in properties we own in Mountaintop, Pennsylvania. We have manufacturing and office facilities located in approximately 35,000 square feet of leased space in Loveland and Colorado Springs, Colorado. Additional office space is located in leased facilities in South Portland, Maine; Irving, Texas; Melbourne, Florida; Chicago, Illinois; and San Jose, California. In January 2004, we sublet our Loveland, Colorado facility.

      In Asia, we own or lease approximately 75,000 square feet, 80,000 square feet, 380,000 square feet, 260,000 square feet, 840,000 square feet, and 40,000 square feet of manufacturing, office and warehouse space in Wuxi, China; Kuala Lumpur, Malaysia; Penang, Malaysia; Cebu, the Philippines; Bucheon, South Korea; and Whasung City, South Korea, respectively. Leases affecting the Wuxi, Penang, Cebu and Kuala Lumpur facilities are generally in the form of long-term ground leases, while we own improvements on the land. The initial terms of these leases will expire beginning in 2004. In some cases we have the option to renew the lease term, while in others we have the option to purchase the leased premises. We lease additional warehouse space in Singapore. During 2004, we plan to cease operations at our Kuala Lumpur and Wuxi facilities.

      During 2003, we finished construction on the first phase of the 800,000 square foot assembly and test facility in Suzhou, China. We have approximately 320,000 square feet of space in use.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the period beginning September 28, 2003 and ending on December 28, 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Common Stock trades on the New York Stock Exchange under the trading symbol “FCS”. The following table sets forth, for the periods indicated, the high and low intraday sales prices per share of Fairchild Semiconductor International, Inc. Common Stock, as reported by the NYSE.

	High	Low

2004
First Quarter (from December 29, 2003 to March 10, 2004)	$28.50	$22.97

2003
Fourth Quarter (from September 29, 2003 to December 28, 2003)	$27.00	$16.20
Third Quarter (from June 30, 2003 to September 28, 2003)	$19.22	$11.92
Second Quarter (from March 31, 2003 to June 29, 2003)	$15.35	$10.21
First Quarter (from December 30, 2002 to March 30, 2003	$12.89	$10.01

2002
Fourth Quarter (from September 30, 2002 to December 29, 2002)	$16.76	$6.85
Third Quarter (from July 1, 2002 to September 29, 2002)	$23.65	$9.10
Second Quarter (from April 1, 2002 to June 30, 2002)	$32.03	$20.41
First Quarter (from December 31, 2001 to March 31, 2002)	$30.50	$22.80

      As of March 10, 2004 there were approximately 233 holders of record of our Common Stock. We have not paid dividends on our common stock and have no present intention of doing so. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make.

Securities Authorized for Issuance Under Equity Compensation Programs

      The following table provides information about the number of stock options, DSUs and restricted shares outstanding and authorized for issuance under all equity compensation plans of the company on December 28, 2003. The notes under the table provide important additional information.

			Number of shares
			remaining available
	Number of shares of		for future issuance
	common stock issuable	Weighted-average	at year-end
	upon the exercise of	exercise price of	(excluding shares
	outstanding options,	outstanding	underlying
	DSUs and restricted	options, DSUs and	outstanding options
	shares(1)	restricted shares	and DSUs)

Equity compensation plans approved by stockholders(2)	5,840,532	$16.64	157,144
Equity compensation plans not approved by stockholders(3)	16,807,704	$20.01	2,823,550 (4)

Total	22,648,236	$19.14	2,980,694

(1)	Other than as described here, the company had no warrants or rights outstanding or available for issuance under any equity compensation plan at December 28, 2003.

(2)	Options outstanding include 1,514,525 options under the 2000 Executive Stock Option Plan (executive plan), which was approved by stockholders in 2000, and 4,326,007 options under the Fairchild Semiconductor Stock Plan (broadly-based plan), which were approved by stockholders prior to our initial public offering in 1999. Options remaining available for grant include options under the executive plan only.

(3)	Includes options under the broadly-based plan other than those described in Note 2. Also includes 249,177 DSUs granted under the broadly-based plan, and 325,000 DSUs and 4,000 restricted shares granted outside the broadly-based plan.

(4)	Includes 247,913 DSUs and 2,575,637 options.

      The material terms of the executive plan and the broadly-based plan are described in Note 7 to the company’s consolidated financial statements included in this annual report, and both of the plans are included as exhibits to this annual report.

Item 6.     Selected Financial Data

      The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data as of December 28, 2003 and December 29, 2002 and for the years ended December 28, 2003, December 29, 2002, and December 30, 2001 are derived from our audited consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The historical consolidated financial data as of December 30, 2001, December 31, 2000, December 26, 1999, May 30, 1999, the year ended December 31, 2000, the seven months ended December 26, 1999 and for the fiscal year ended May 30, 1999 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. This information should be read in conjunction with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

					Seven Months	Fiscal Year
	Year Ended				Ended	Ended

	December 28,	December 29,	December 30,	December 31,	December 26,	May 30,
	2003	2002	2001	2000	1999	1999

	(In millions, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$1,395.8	$1,411.9	$1,407.7	$1,783.2	$786.2	$735.1
Total gross profit	307.8	350.2	354.1	639.2	234.9	152.3
% of total revenue	22.1%	24.8%	25.2%	35.8%	29.9%	20.7%
Net income (loss)	(81.5)	(2.5)	(41.7)	273.1	21.3	(114.1)
Net income (loss) per common share:
Basic	(0.69)	(0.02)	(0.42)	2.80	0.24	(1.97)
Diluted	(0.69)	(0.02)	(0.42)	2.69	0.23	(1.97)
Consolidated Balance Sheet Data (End of Period):
Inventories	$221.5	$208.8	$209.1	$192.8	$166.3	$148.6
Total assets	2,258.5	2,288.1	2,149.2	1,837.5	1,137.6	1,095.7
Long-term debt, less current portion	848.6	852.8	1,138.2	705.2	717.2	1,045.9
Redeemable preferred stock	—	—	—	—	—	90.1
Stockholders’ equity (deficit)	1,147.7	1,215.2	808.0	837.7	213.2	(240.4)
Other Financial Data:
Research and development	$74.8	$82.2	$83.0	$83.9	$35.0	$39.3
Depreciation and other amortization	149.6	133.7	126.0	113.5	62.8	95.4
Amortization of intangibles	33.3	37.8	53.1	37.6	19.5	8.4
Net interest expense	66.2	86.6	88.6	58.0	56.2	71.8
Capital expenditures	136.3	130.0	117.8	301.9	74.8	46.2
Operating cash flow	126.3	137.1	155.8	381.1	115.7	44.1

      We did not pay cash dividends on our common stock in any of the years presented above.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      From our beginning as an independent semiconductor company in 1997, we have grown both organically and through acquisitions, to become one of the top suppliers of power semiconductors in the world. Over these past six years, we have focused on developing semiconductors that provide solutions for power management, which we refer to as power products, that serve fast growing consumer, computing, industrial and communications markets. We have also rapidly expanded our presence in Korea and Asia regional markets, where we see the highest growth potential over the next several years. The combined effect of our organic and acquisition-driven growth, our ability to service multiple end markets, and our focus on growing in Asia have all contributed to us increasing our percent of revenue from power products from just 9% of total sales in 1997 to 71% of total sales in 2003. We have a wide portfolio of new products that leverage expertise in both analog and discrete power technologies. Some of our newest products combine both of these technologies and provide a total power management solution to our customers.

      Beginning in 2001 and continuing through most of 2003, the semiconductor industry experienced the worst downturn in its history. Throughout this downturn, we have focused on increasing our operational efficiency through streamlining our factories, investing in leading edge supply chain management and business systems, and opening our new Suzhou, China assembly and test facility. During this same downturn, we also maintained record cash and investment levels, as well as reporting 21 straight quarters of positive operating cash flow. We look at gross margins and operating margins as key indices that reflect our progress in developing the right new products, as well as our ability to manufacture at low cost levels. Other key indices used by the company include factors such as day’s sales outstanding (DSO’s) and inventory turn ratios, which were roughly flat year over year. In addition, the company tracks factory utilization, which began to steadily increase during 2003 and as of the end of the year, our blended fab capacity utilization, based on our installed equipment, was over 90%, and if demand continues to be strong, may increase further. As we look into 2004, we believe the steps we have taken to improve our operations and develop new power products, combined with the highest order backlog the company has had in three years and improving macroeconomic factors, all position us well for 2004.

      We believe the power semiconductor market will continue to grow as fast as or faster than the total semiconductor industry over the foreseeable future. Our strategy will be to continue to focus on developing new power process, packaging and circuit technology that will allow us to introduce power products that serve multiple end markets. We also plan to continue to invest in our more modern fabrication facilities and in our new Suzhou assembly and test plant as we believe these are significant factors that will help us to continue to improve gross and operating margins. Overall our focus will remain on growing profitable market share in our power markets.

      The following table highlights total worldwide semiconductor industry revenue trends compared to worldwide power semiconductor trends, including the compound annual growth rate (CAGR):

	2001	2002	2003	2001-2003 CAGR

	(Dollars in billions)
Total Semiconductor	$139.0	$140.7	$166.4	9%
% Annual Growth		1.2%	18.3%
Total Power Semiconductor	$11.1	$11.9	$13.6	11%
% Annual Growth		7.1%	14.6%

Source: World Semiconductor Trade Statistics. Power Semiconductors defined as Power Transistors, Rectifiers, Thyristors, and Voltage Regulators.

Results of Operations

      The following table summarizes certain information relating to our operating results as derived from our audited consolidated financial statements.

	Year Ended

	December 28,		December 29,		December 30,
	2003		2002		2001

	(Dollars in millions)
Total revenues	$1,395.8	100%	$1,411.9	100%	$1,407.7	100%
Gross profit	307.8	22%	350.2	25%	354.1	25%
Operating Expenses:
Research and development	74.8	5%	82.2	6%	83.0	6%
Selling, general and administrative	149.9	11%	145.1	10%	154.3	11%
Amortization of acquisition-related intangibles	33.3	2%	37.8	3%	53.1	4%
Restructuring and impairments	66.6	5%	12.2	1%	21.4	2%
Purchased in-process research and development	2.1	0%	1.7	0%	13.8	1%
Gain on sale of space and defense product line	—	0%	(21.1)	(1)%	—	0%

Total operating expenses	326.7	23%	257.9	18%	325.6	23%
Operating income (loss)	(18.9)	(1)%	92.3	7%	28.5	2%
Interest expense	74.4	5%	99.2	7%	103.9	7%
Interest income	(8.2)	(1)%	(12.6)	(1)%	(15.3)	(1)%
Other expense	23.4	2%	22.1	2%	4.0	0%

Loss before income taxes	(108.5)	(8)%	(16.4)	(1)%	(64.1)	(5)%
Income tax benefit	(27.0)	(2)%	(13.9)	(1)%	(22.4)	(2)%

Net loss	$(81.5)	(6)%	$(2.5)	0%	$(41.7)	(3)%

Year Ended December 28, 2003 Compared to Year Ended December 29, 2002

      Total Revenues. Total revenues were down 1.1% to $1,395.8 million in 2003 compared to $1,411.9 million in 2002. Revenues were impacted in 2003 by the continued semiconductor industry recession, as well as the effect of SARS, particularly in the middle part of 2003. The units shipped were nearly flat year over year, but pricing pressures, particularly in our Analog and Logic and Memory product lines, drove revenues lower.

      As a percentage of sales, geographic sales for the United States, Other North America, Europe, Asia/ Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for 2003 and 2002:

	Year Ended

	December 28,	December 29,
	2003	2002

United States	12%	12%
Other North America	3	3
Europe	11	11
Asia/ Pacific	54	52
Korea	20	22

Total	100%	100%

      Geographic sales by region remained consistent year over year. Our slight percentage increase in our Asia/ Pacific region is the result of our focus on expanding our presence in this region.

      Gross Profit. Gross profit was $307.8 million, or 22.1% of sales in 2003, compared to $350.2 million or 24.8% of sales in 2002. For 2003, gross profit includes sales reserves of $5.5 million and inventory reserves of $4.0 million in connection with product discontinuations as a result of our various restructuring actions. For 2002, gross profit includes inventory reserves of $1.6 million in connection with the Analog restructuring action. The remaining decrease in gross profit was a result of continued pricing pressures across most product lines, partially offset by on-going manufacturing cost reductions (see separate product line discussions below).

      Operating Expenses. During 2003, in our continued response to the semiconductor industry downturn, we have implemented many cost reduction efforts to reduce our operating expenses. R&D expenses as a percentage of sales decreased from 5.8% in 2002 to 5.4% in 2003. We have reprioritized R&D activities on products and technologies in support of power semiconductors and cut costs in R&D for other non-focus areas. SG&A expenses increased $4.8 million to 10.7% of sales in 2003 compared to 10.3% of sales in 2002. The increases in SG&A were the result of the resumption of certain employee-related benefits in 2003. These spending increases were partially offset by further cuts in discretionary spending as well as workforce reductions.

      Amortization of acquisition-related intangibles was $33.3 million in 2003, compared to $37.8 million in 2002. The decrease in amortization is due to certain intangibles becoming fully amortized during the first quarter of 2003.

      Purchased in-process research and development was $2.1 million for 2003, compared to $1.7 million for 2002. In 2003, IPR&D resulted from the purchase of Raytheon’s non-military RF components business completed in the fourth quarter of 2003. In 2002, IPR&D resulted from our acquisitions of I-Cube and Signal Processing Technologies, Inc. (“SPT”). Further information regarding our IPR&D for significant acquisitions, including information on significant assumptions, is addressed below under “In-Process Research and Development.”

      Due to the continued downturn in the semiconductor industry and in order to align our cost structure with our revenues, we have continued to look at the rationalization of both our manufacturing operations and our workforce levels. As a result, the company recorded restructuring and impairment charges of $66.6 million in 2003. These charges included $29.5 million of employee separation costs for severance and other costs associated with workforce reduction actions undertaken during the year, including the closure of our 6” fab in Mountaintop, PA, the closure of the 4” fab in South Portland, ME, the planned plant closures in Wuxi, China and Kuala Lumpur, Malaysia, and $36.5 million of impairment, decommissioning and other exit costs relating to the closure of our above referenced fab and plant closures, as well as asset impairment charges in Bucheon, South Korea. As a result of these restructuring plans commenced during 2003, we have completed actions which we expect will result in cost savings of approximately $14 million on an annualized basis when compared to our cost structure during the fourth quarter of 2003. We expect to achieve $17 to $23 million of additional annualized cost savings as the remaining actions initiated during 2003 are finalized in 2004. Restructuring and impairments of $12.2 million were recorded in 2002. These charges included $10.6 million of employee separation costs for severance and other costs associated with workforce reduction actions undertaken during the year, $1.0 million for contract termination costs and $0.6 million of impairment charges related to the closure of our Carlsbad, California facility. As a result of the restructuring plans completed during 2002, we achieved approximately $18 million in annualized cost savings when compard to our cost structure at the beginning of 2002. For further detailed disclosure relating to our restructuring and impairment charges during 2002 and 2003, please see Item 8, Note 11 of this report.

      A gain on the sale of our space and defense product line was recorded in 2002 that did not reoccur in 2003. As a result of the sale of our space and defense product line for $29.6 million, a gain on sale of $21.1 million was recorded. The net carrying value of the assets sold consisted primarily of inventory ($2.6 million), developed technology ($5.2 million), and customer contracts, net of certain liabilities ($0.7 million) not assumed by the buyer.

      Interest Expense. Interest expense was $74.4 million in 2003, compared to $99.2 million in 2002. The decrease was principally the result of the redemption of $285.0 million of 10 1/8% senior subordinated notes on June 28, 2002 as well as the redemption of $300 million of 10 3/8% senior subordinated notes on June 19, 2003. These redemptions are offset by interest on our new $300 million term loan which carried an interest rate of approximately 3.6875% at December 28, 2003.

      Interest Income. Interest income was $8.2 million in 2003, compared to $12.4 million in 2002. The decrease was due to a lower interest rate environment in 2003.

      Other Expense. During 2003, we recorded other expense of $23.4 million associated with the redemption of our 10 3/8% senior subordinated notes and the refinancing of our revolving line of credit. These costs included $17.4 million for the call premium on the 10 3/8 % senior subordinated notes and other transaction fees and a $6.0 million non-cash write-off of deferred financing fees associated with the original bond offering and revolving line of credit. During 2002, we recorded other expense of $22.1 million associated with the redemption of our 10 1/8% senior subordinated notes. These costs included $14.5 million for the call premium on the 10 1/8% senior subordinated notes and other transaction fees and a $7.6 million non-cash write-off of deferred financing fees associated with the original bond offering.

      Income Taxes. Income tax benefit was $27.0 million in 2003, compared to $13.9 million in 2002. The effective tax rate was 24.9% and 84.7% for 2003 and 2002, respectively. The change in the effective tax rate in 2003 as compared to 2002 was due to the changes in the magnitude and location of taxable income among taxing jurisdictions. Changes in the location of taxable income (loss) could result in significant changes in the effective tax rate.

      Comparative disclosures of revenue and gross profit of our reportable segments are as follows:

	Year Ended

	December 28,			December 29,
	2003			2002

		% of	Gross		% of	Gross
	Revenue	Total	Profit %	Revenue	Total	Profit %

	(Dollars in millions)
Analog and Mixed Signal	$320.7	23.0%	27.7%	$358.8	25.4%	34.0%
Discrete	780.1	55.9%	21.8%	735.4	52.1%	23.1%
Logic and Memory	166.9	11.9%	12.0%	195.7	13.9%	17.4%
Other	128.1	9.2%	22.3%	122.0	8.6%	19.9%

Total	$1,395.8	100.0%	22.1%	$1,411.9	100.0%	24.8%

      Analog and Mixed Signal Products Group. The decrease in Analog revenue was driven primarily by declining average selling prices on slightly higher unit volumes (4%), across virtually all products. Consistent with the overall Analog market, these pricing pressures continued throughout 2003 due to factory utilization at historically low levels. Markets in all regions were soft, particularly in Asia where the SARS epidemic drove significant demand and pricing weakness during the second and third quarters of 2003. Gross profits declined year over year due to the previously discussed pricing pressures and weak economic climate. The decreases during 2003 also include $0.2 million of sales reserves included in revenue, and $0.5 million of inventory charges included in cost of sales, both associated with the discontinuation of certain products in connection with our restructuring actions, offset by a $1.6 million inventory charge included in cost of sales in 2002, associated with the Analog restructuring action. Starting in late 2003, demand, unit shipments and gross profits for analog products improved, primarily due to a recovery in Asia and new product success in analog switches.

      Analog had operating income (loss) of $(4.4) million in 2003 compared to $27.8 million in 2002. The decrease in Analog’s operating income was consistent with declines in gross profits due to the previously discussed severe pricing pressure and lower factory utilization throughout most of 2003. R&D and SG&A expenses were roughly flat year over year. Strategic R&D spending was maintained despite tough economic conditions, which will prove vital to improved market share in 2004.

      Discrete Products Group. The increase in Discrete revenues was due to increased average selling prices somewhat offset by lower unit volumes (3%). The increase in prices and decrease in unit volumes was somewhat offset by the Small Signal business, which is categorized by low average selling prices and high unit volumes. The increases in average selling prices were also partially offset by the divestiture of the space and defense product line, which was characterized by high margins and high average selling prices. Excluding $6.6 million of revenues in 2002 related to the space and defense product line, which we divested, Discrete revenues increased approximately 7% over 2002, primarily from our power Discrete products. These products showed strength in computing and communications segment, particularly in the second half of 2003 as the industry rebounded from the SARS epidemic in Asia. While revenues increased, gross profits were roughly flat primarily due to the divestiture of the space and defense product line, which as discussed, historically was characterized with higher margins. Gross profits in 2003 also include $2.2 million of sales reserves and $1.3 million of inventory, both associated with the discontinuation of certain products in connection with our restructuring actions.

      Discrete had operating income of $46.9 million in 2003 as compared to $45.4 million in 2002. The increase in operating income was due primarily to certain intangible assets becoming fully amortized at the end of 2002. R&D expenses increased slightly due to the RF acquisition in the fourth quarter of 2003. SG&A expenses were flat as a percentage of sales.

      Logic and Memory Products Group. The decrease in Logic and Memory revenues was driven primarily by a sharp decline in average selling prices on roughly flat unit volumes, particularly in our mature Logic products. Advanced Logic and Tiny Logic products also experienced significant pricing pressures; however unit volume improvement nearly offset the declines in selling prices. Gross profits also declined year over year due to the previously discussed pricing pressures, particularly in Korea and Asia, and lower factory utilization due to a change in product mix. The decreases during 2003 also include $3.1 million of sales reserves and $2.2 million of inventory charges, both associated with the discontinuation of certain products in connection with our restructuring actions. During 2003, we also announced the exit from our Memory business, which contributed to already existing revenue declines. The revenues for Memory declined 23% from 2002.

      Logic and Memory had operating income (loss) of $(5.9) million in 2003, compared to $0.9 million in 2002. The decrease in Logic and Memory’s operating income was a result of gross profit declines due to the pricing pressures and industry conditions discussed above. These declines were offset slightly by lower R&D spending in our mature product lines as well as lower SG&A expenses. The reduction in spending was due to cost cutting in response to declining market conditions.

Year Ended December 29, 2002 Compared to Year Ended December 30, 2001

      Total Revenues. Revenues of $1,411.9 were roughly flat in 2002 compared to $1,407.7 million in 2001. The slight increase in revenues was due to higher unit volumes, offset by lower average selling prices due to continued pricing pressures.

      As a percentage of sales, geographic sales for the United States, Other North America, Europe, Asia/ Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for 2002 and 2001:

	Year Ended

	December 29,	December 30,
	2002	2001

United States	12%	15%
Other North America	3	5
Europe	11	13
Asia/Pacific	52	48
Korea	22	19

Total	100%	100%

      The North American sales region has been impacted by a shrinking market due to the continued migration of electronic components manufacturing offshore, primarily to China and elsewhere in Asia. All market segments exhibited weakness except for small improvements in the automotive segment. European revenues were impacted by the same factors affecting North America, with particular weakness in the communications market. Revenues in our Asia/ Pacific sales region increased due in part to the continued migration of electronics production into the region as well as strength in industrial, consumer and computing markets. Sales in Korea increased primarily due to strong demand from our largest customer, Samsung Electronics, particularly for products directed toward consumer and industrial markets.

      Gross Profit. Gross profit for 2002 and 2001 was $350.2 million, or 24.8% of sales, and $354.1 million, or 25.2% of sales, respectively, which is roughly flat year over year. In 2001, the amount includes an inventory charge associated with the discontinuance of the digitizer product line in our Analog group ($2.5 million).

      Operating Expenses. R&D expenses were $82.2 million, or 5.8% of sales, in 2002, compared to $83.0 million, or 5.9% of sales, in 2001. The decrease in R&D was due to spending reductions in response to softer market conditions, offset by a full year of R&D spending for the DPP business, which we acquired in mid-2001. SG&A expenses were $145.1 million, or 10.3% of sales in 2002, compared to $154.3 million, or 11.0% of sales in 2001. We offset incremental SG&A from a full year of the acquired DPP business with discretionary spending reductions and workforce reductions in response to softer market conditions.

      Amortization of acquisition-related intangibles was $37.8 million in 2002, compared to $53.1 million in 2001. The decrease in amortization was due to our adoption of SFAS No. 142 in 2002, which mandates that goodwill should no longer be amortized, offset by an increase in amortization, due to a full year of amortization of other intangibles acquired in the acquisitions of DPP, Impala Linear Corporation acquisition (in the latter part of 2001) and SPT (in March of 2002). Amortization of goodwill in 2001 was $17.0 million.

      IPR&D expense was $1.7 million for 2002, compared to $13.8 million for 2001. In 2002, IPR&D resulted from our acquisitions of I-Cube and SPT. In 2001, IPR&D resulted from the acquisition of DPP and Impala. Further information regarding our IPR&D for significant acquisitions, including information on significant assumptions, is addressed below under “In-Process Research and Development.”

      Restructuring and impairments of $12.2 million were recorded in 2002. These charges include $10.6 million of employee separation costs for severance and other costs associated with workforce reduction actions undertaken during the year, $1.0 million for contract termination costs and $0.6 million of impairment charges related to the closure of our Carlsbad, California facility. Restructuring and impairments of $21.4 million were recorded in 2001. These charges included an $8.3 million charge for asset impairments relating to the consolidation of the five-inch wafer fabrication line in South Portland, Maine, and $13.1 million for employee separation costs. As a result of the restructuring plans completed during 2001, we achieved approximately $26 million in annualized cost savings when compared to our cost structure at the beginning of 2001.

      The gain on the sale of our space and defense product line was recorded in 2002. As a result of the sale of our space and defense product line for $29.6 million, a gain on sale of $21.1 million was recorded. The net carrying value of the assets sold consisted primarily of inventory ($2.6 million), developed technology ($5.2 million), and customer contracts, net of certain liabilities ($0.7 million) not assumed by the buyer.

      Interest Expense. Interest expense was $99.2 million in 2002, compared to $103.9 million in 2001. The decrease was principally the result of the redemption of $285.0 million of 10 1/8% senior subordinated notes on June 28, 2002, partially off-set by a full year of interest associated with the $200.0 million of 5% Convertible Senior Subordinated Noted we sold in the fourth quarter of 2001.

      Interest Income. Interest income was $12.4 million in 2002, compared to $15.3 million in 2001. The decrease was due to a lower interest rate environment, partially offset by higher cash balances throughout 2002.

      Other Expense. During 2002, we recorded other expense of $22.1 million associated with the redemption of our 10 1/8% senior subordinated notes. These costs included $14.5 million for the call premium and other transaction fees and a $7.6 million non-cash write-off of deferred financing fees associated with the original bond offering. During 2001, we recorded a loss of $4.0 million related to the write-off of an equity investment.

      Income Taxes. Income tax benefit was $13.9 million in 2002, compared to $22.4 million in 2001. The effective tax rate was 84.7% and 35.0% for 2002 and 2001, respectively. The benefit in 2002 was a result of U.S. losses taxed at U.S. statutory rates. The U.S. losses were offset by Korean income which effectively had no tax expense associated with it.

      Comparative disclosures of revenue and gross profit of our reportable segments are as follows:

	Year Ended

	December 29, 2002			December 30, 2001

		% of	Gross		% of	Gross
	Revenue	Total	Profit %	Revenue	Total	Profit %

	(Dollars in millions)
Analog and Mixed Signal	$358.8	25.4%	34.0%	$324.2	23.0%	29.9%
Discrete	735.4	52.1%	23.1%	664.6	47.2%	23.2%
Logic and Memory	195.7	13.9%	17.4%	283.4	20.1%	25.3%
Other	122.0	8.6%	19.9%	135.5	9.7%	23.2%

Total	$1,411.9	100.0%	24.8%	$1,407.7	100.0%	25.2%

      Analog and Mixed Signal Products Group. Analog unit volumes grew 16%, offset slightly by a 5% decline in average selling prices. The unit volumes increases were a result of higher sales for power switches, motor drivers and high speed converters, predominantly into consumer and industrial markets. Gross profits increased year over year due to previously discussed growth in our unit volumes.

      Analog had operating income of $27.8 million in 2002 compared to $2.5 million in 2001. The increase in Analog’s operating income was primarily due to increases in revenues and gross profits as well as decreases in SG&A expenses, including a decrease in acquisition amortization due to the adoption of SFAS No. 142, partially offset by increases in R&D. The increase in gross profits was primarily driven by higher unit volume, offset slightly by decreases in average selling prices.

      Discrete Products Group. Discrete unit volumes increased 7%, coupled with a 3% increase in average selling prices. The increases were due to higher sales of low power MOSFET’s into the computing and communications markets and a full year of revenue from our DPP acquisition (an increase of approximately $18 million over 2001), which occurred late in first quarter of 2001. Gross profits increased year over year due to increased revenues due to higher unit volumes.

      Discrete had operating income of $45.4 million in 2002 as compared to $28.5 million in 2001. The increases in Discrete’s operating income was primarily due to an increase in gross profits, primarily in the third quarter of 2002, and a decrease in acquisition amortization due to the adoption of SFAS No. 142 , which includes a partial year of acquisition amortization ($9.6 million in 2001) for DPP. The increase in gross profits was primarily driven by higher unit volume as a result of strong sales in low power MOSFET’s.

      Logic and Memory Products Group. Logic and Memory unit volumes decreased 6% coupled with a 26% decrease in average selling prices. Gross profit decreases were due to significant price competition in our mature products.

      Logic and Memory had operating income of $0.9 million in 2002, compared to $22.3 million in 2001. The decrease in Logic and Memory’s operating income was due to decreases in revenues and gross profits, partially offset by decreases in R&D and SG&A expenses.

In-Process Research and Development

      The company has incurred charges for in-process research and development (IPR&D) of $2.1 million, $1.7 million, and $13.8 million in 2003, 2002 and 2001, respectively. The only significant IPR&D charge was in connection with the acquisition of the DPP business in 2001.

      The following table summarizes the significant assumptions underlying the valuations of IPR&D for our significant acquisitions:

		Estimated		Weighted
		Cost to		Average
	IPR&D	Complete	Discount	Cost of
	Charge	Technology	Rate	Capital

(Dollars in millions)
DPP	$12.8	$1.1	22%	16%

      With respect to the acquisition of the discrete power products business we allocated $12.8 million of the purchase price to IPR&D projects in 2001. This allocation represents the estimated fair value based upon risk-adjusted cash flows related to the incomplete products. At the date of the acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

      Our management assessed and allocated values to the IPR&D. The values assigned to these assets were determined by identifying significant research projects that were not yet technologically feasible, including development, engineering and testing activities associated with the introduction of these new products.

      Our 30V N Channel Trench technology is a product expansion of our UltraFET power MOSFET trench technology. This technology provides the next generation of power MOSFETs with improved electrical properties at a reduced cost. This silicon technology is targeted for use in computer and industrial power supplies. There are also broad market uses of this technology in electrical load switching applications. These new products have smaller die sizes and improved electrical properties in both existing and new packages.

      The 30V N Channel Trench project represented approximately 83%, or $10.7 million, of the total fair value assigned to IPR&D in the Intersil discrete power products acquisition. We estimate that the project was 95% completed, and that it would require five months to finish at an additional cost of $100,000.

      We used the income approach methodology to assign value to purchased IPR&D. Significant assumptions which had to be made using this approach included revenue and operating margin projections and determination of the applicable discount rate. The forecast for the in-process projects related products relied upon sales projections that were based upon targeted market share and pricing estimates over expected product life cycles with significant revenue expected to begin in 2002. Operating expenses for these products included cost of goods sold and selling, general and administrative expenses. Operating expenses were estimated as a percentage of revenue, consistent with historical results.

      The forecasts we used to value IPR&D were based upon assumptions we believe were reasonable but that are inherently uncertain and unpredictable. We cannot assure you that the underlying assumptions used to estimate expected project sales or profits will be valid, or that the events associated with such projects, will occur as estimated. Our assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from projected results.

      The discount rate selected for DPP’s in-process technology was 22%. This discount rate is greater than the weighted average cost of capital (approximately 16% at the date of acquisition of DPP) and reflects the risk premium associated with achieving forecasted cash flows associated with this project. These risks include the uncertainties in the economic estimates described above, the inherent uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that are unknown at this time.

      As of December 28, 2003, revenues recognized from this project were not lower than the forecasted revenues used in the calculation of the IPR&D value.

Off-Balance Sheet Arrangements

      The company has two off-balance sheet loan guarantees, totaling $4.9 million. For further information, please see Note 13 of Item 8, Consolidated Financial Statements and Supplementary Data.

Liquidity and Capital Resources

      We have a borrowing capacity of $180.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At December 28, 2003, adjusted for outstanding letters of credit, we had up to $179.3 million available under this senior credit facility. At December 28, 2003, we had additional outstanding letters of credit of $0.7 million and guarantees totaling $4.9 million that were issued on behalf of unaffiliated companies with which we currently have a strategic investment or relationship. At December 28, 2003, we also had $13.7 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.

      Our senior credit facility, which includes the $300 million term loan and a $180 million revolving line of credit, the indentures governing our 10 1/2% Senior Subordinated Notes, 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future may impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum senior leverage ratio and a minimum EBITDA less capital expenditures measure. At December 28, 2003, the company was in compliance with these covenants, and our retained earnings was free from any of the restrictions listed above. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We had capital expenditures of $136.3 million in 2003. This capital primarily was spent to expand capacity in support of in-sourcing of assembly and test capacity, including construction of our new facility in Suzhou, China, to add capacity in our 8” Mountaintop, Pennsylvania facility, to support cost reduction projects in our manufacturing facilities and to fund information technology infrastructure projects. We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

      As of December 28, 2003, our cash and cash equivalents were $531.1, a decrease of $ 87.2 million from December 29, 2002.

      During 2003, our operations provided $126.3 million in cash compared to $137.1 million of cash in 2002. The decrease in cash provided by operating activities reflects a decrease in net income adjusted for non-cash items of $18.6 million and an increase in cash flows from changes in operating assets and liabilities of $7.8 million. The decrease in cash from net income adjusted for non-cash items of $18.6 million is mainly due to $9.9 million of additional cash outflows associated with our restructuring activities. Other non-cash operating activities that contributed to the decrease in operating activities include a decrease in deferred income taxes, and a $21.1 non-cash gain on the sale of the space and defense product line in 2002, of which there was no comparable amount in 2003. The increase in inventories is the result of buffer stock being built to facilitate a smooth transition as we enter the final stages of our plant closure activities. Accrued expenses and accounts payable increased due to an increase in payroll and benefits-related accruals as well as restructuring accruals at the end of 2003 compared to 2002. See also Note 3 of Item 8 for further detail of accrued expenses and accounts payable.

      Cash used in investing activities during 2003 totaled $212.8 million, compared to $141.6 million 2002. The increase primarily results from an increase in purchases of marketable securities, net of sales, as a direct result of our strategy to invest more of our cash balance in order to achieve greater rates of return.

      Cash provided by (used in) financing activities of $(0.7) million in 2003, compared to $118.4 million in 2002. The decrease primarily results from a change in proceeds from issuance of common stock from 2003 to 2002. In 2002, we completed a follow-on public offering of 20,000,000 shares of common stock, with net proceeds of $397.7 million, of which there is no comparable amount in 2003. This was mostly offset by our 2003 issuance of long-term debt in 2003 for $300.0 million, of which there is no comparable amount in 2002.

      The following table below summarizes our significant contractual obligations as of December 28, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Less than	1-3	4-5	After
Contractual Obligations(1)	Total	1 year	years	years	5 years

	(In millions)
Debt Obligations	$851.9	$3.3	$6.6	$490.7	$351.3
Interest on Bond Obligations(2)	252.2	46.8	93.5	93.5	18.4
Operating Lease Obligations(3)	85.7	24.7	19.7	11.4	29.9
Letters of Credit	14.7	14.7	—	—	—
Capital Purchase Obligations(4)	42.4	42.4	—	—	—
Other Purchase Obligations and Commitments(5)	64.8	56.4	2.6	1.5	4.3
Guarantees	4.9	4.9	—	—	—

Total	$1,316.6	$193.2	$122.4	$597.1	$403.9

(1)	In addition to the above, the company also has obligation under Korean law to pay lump-sum payments to employees upon termination of their employment (see Note 8 of Item 8 for further detail). This retirement liability was $12.4 million as of December 28, 2003.

(2)	The company also has obligations for variable rate interest payments in conjunction with the credit facility (see Note 4 of Item 8 for further detail).

(3)	Represents future maximum lease payments under noncancelable operating leases.

(4)	Capital purchase obligations represent commitments for purchase of plant and equipment. They are not recorded as liabilities on our balance sheet as of December 28, 2003, as we have not yet received the related goods or taken title to the property.

(5)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.

(6)	Total does not include contractual obligations recorded on the balance sheet as current liabilities other than debt obligations, or certain purchase obligations as discussed below.

      It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or “take or pay” arrangements for purchases of certain equipment and raw materials. Obligations under these arrangements are included in (5) above.

      We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant at December 28, 2003 and the contracts generally contain clauses allowing for cancellation without significant penalty.

      The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Liquidity and Capital Resources of Fairchild International, Excluding Subsidiaries

      Fairchild Semiconductor International, Inc. is a holding company, the principal asset of which is the stock of its sole subsidiary, Fairchild Semiconductor Corporation. Fairchild Semiconductor International on a stand-alone basis had no cash flow from operations and has no cash requirements for the next twelve months.

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

      Revenue Recognition and Sales Reserves. No revenue is recognized unless there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, delivery has occurred and collectibility of the sales price is reasonably assured. Revenue from the sale of semiconductor products is recognized when title and risk of loss transfers to the customer, which is generally when the product is shipped to the customer from our facility. We also receive revenues from manufacturing wafers under contracts with other semiconductor suppliers, such as National Semiconductor and Samsung Electronics, who have sold us their wafer manufacturing facilities and require a continued source of wafer supply after the sales. Contract manufacturing revenue is recorded at the time title to the wafer and risk of loss passes to the customer, assuming all other revenue recognition criteria have been satisfied. Shipping costs billed to our customers are included within revenue. Associated costs are classified in cost of goods sold.

      Approximately 63% of the company’s revenues are sold through distributors. Distributor payments are not contingent upon resale or any other matter other than the passage of time. The company has agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. In general, credits allowed under these programs are capped based upon individual distributor agreements. The company records charges associated with these programs as a reduction of revenue based upon historical activity. The company’s policy is to use a three to six month rolling historical experience rate in order to estimate the necessary allowance to be recorded. In addition, the products sold by the company are subject to a limited product quality warranty. The company accrues for estimated incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. The standard limited warranty period is one year. Quality returns are accounted for as a reduction of revenue. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

      In some cases, title and risk of loss do not pass to the customer when the product is shipped from our facility. In these cases, the company recognizes revenue at the time when title and risk of loss is transferred, assuming all other revenue recognition criteria have been satisfied. These cases include several inventory locations where we manage the inventory for our customers, some of which are at customer facilities. In such cases, revenue is not recognized when products are shipped to these locations; rather, revenue is recognized when customers take the inventory from the location for their use.

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

      In conjunction with the implementation of the new accounting rules for goodwill as of the beginning of 2002, we completed a goodwill impairment review for the reporting units that have goodwill associated with them. We also performed an annually required review during the fourth quarter of 2003, and in both reviews we found no impairment.

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

      Income Taxes. We make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. This likelihood is supported by tax planning strategies available to the company that are both prudent and feasible. These strategies would be implemented to preserve the deferred tax asset. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by SFAS No. 109, “Accounting for Income Taxes.” Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, or other factors. If our assumptions and consequently our estimates, change in the future, the valuation allowances we have established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense.

      In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

Policy on Business Outlook Disclosure and Quiet Periods

      It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The business outlook below is consistent with the outlook included in our January 15, 2004 press release announcing fourth quarter and full year 2003 results, as updated in a press release dated March 2, 2004. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the outlook is not updated to reflect management’s current expectations. The quiet period for the first quarter of 2004 will be from March 13, 2004 to April 15, 2004, when we plan to release our first quarter 2004 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filing with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations.

Outlook

      For the first quarter of 2004, we expect an increase in revenues of approximately 3% to 5% over the fourth quarter. We had roughly 90% of this amount already on backlog as we entered the first quarter, which is significantly better than what we would expect in the first quarter, as first quarter revenues are typically seasonally lower than the fourth quarter. We expect gross profits to increase roughly 100 basis points sequentially, due to better product mix, lower costs, and a more favorable pricing environment.

      We also expect research and development and selling, general and administrative expenses to be roughly flat as a percent of revenue to first quarter 2003 levels. We expect amortization of acquisition-related intangibles to be approximately $7.7 million. For 2004, we continue to plan capital expenditures of approximately 8-10% of revenue, with a higher percentage in the first half of the year to accelerate the addition of capacity, primarily to support power discrete products.

Recently Issued Financial Accounting Standards

      In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 (Revised 2003) Employers’ Disclosures about Pensions and Other Postretirement Benefits, which enhanced the disclosure about pension plans and other postretirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of SFAS No. 132 is not expected to have a material affect on the consolidated financial statements.

      In May 2003, the consensus on Emerging Issues Task Force (“EITF”) Issue No. 01-08 Determining Whether an Arrangement Contains a Lease was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties of an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13. The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of July 1, 2003, the company accounts for new or modified arrangements based on this guidance. Adoption of this standard did not have a material impact on the company’s results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 did not have an impact on our results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The purpose of SFAS No. 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133, (ii) in connection with other FASB projects dealing with financial instruments, and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. SFAS No. 149 did not have an impact on the company’s results of operations or financial position.

      In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 was issued, and in December 2003, a revision to Interpretation No. 46 was issued. Interpretation No. 46 requires identification of the company’s participation in variable interest annuities (VIE’s), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE’s, Interpretation No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to VIE’s if any, bears a majority of the risk to its expected losses, or stands to gain from a majority of its expected returns. Interpretation 46 also sets forth certain disclosures regarding interests in VIE’s that are deemed significant, even if consolidation is not required. This interpretation is effective for all VIE’s created after January 31, 2003. The adoption of the interpretation during 2003 did not have an impact on our results of operations or financial position.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an

Interpretation of FASB No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that upon issuance of a guarantee, companies recognize a liability for the fair value of the obligation it assumes under that guarantee. The adoption of FIN No. 45 did not have a material effect on the consolidated financial statements.

      In November 2002, the Task Force reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 addresses when an arrangement with multiple deliverables should be divided into separate units of accounting. The impact of adopting EITF Issue No. 00-21 did not have a material impact on our financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. See Note 11 of Item No. 8 for the effect of the company’s adoption of SFAS No. 146 on the company’s consolidated financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 28, 2003. Actual results may differ materially.

      We use currency forward and combination option contracts to hedge firm commitments and currency option contracts to hedge anticipated transactions. Beginning in 2001, similar instruments were also used to hedge a portion of our forecasted foreign exchange denominated revenues. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, British pound, and the Euro. Exposures in the Korean won are minimal as won-denominated revenues and costs approximately offset one another. To protect against reductions in value and the volatility of future cash flows caused by changes in other foreign exchange rates, we have established hedging programs. We utilize currency forward contracts and currency option contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 28, 2003, an adverse change in any one exchange rate (defined as 20%) over the course of the year would have resulted in an adverse impact on income before taxes of less than $5 million.

      We have no interest rate exposure due to rate changes for the 10 1/2% Senior Subordinated Notes or the 5% Convertible Senior Subordinated Notes. However, we do have interest rate exposure with respect to the senior credit facility due to the variable LIBOR pricing for both the term loan and the revolving credit facility. For example, a 50 basis point increase in interest rates would result in increased annual interest expense of $0.9 million for the revolving credit facility, assuming all borrowing capability was utilized. A 50 basis point increase in interest rates would result in increased annual interest expense of $1.5 million for the term loan. There was no outstanding balance on the revolving credit facility at December 28, 2003 or at any point during 2003. From time to time, we may enter into interest rate swaps or interest rate caps, primarily to reduce interest rate exposure. As of December 28, 2003, we had no such instruments in place.

Item 8.     Consolidated Financial Statements and Supplementary Data

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

      We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries (the “company”) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the years in the three-year period ended December 28, 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the accompanying financial statements present fairly, in all material respects, the consolidated financial position of the company as of December 28, 2003 and December 29, 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, effective December 31, 2001, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

January 15, 2004

Boston, Massachusetts

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28,	December 29,
	2003	2002

	(In millions,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$531.1	$618.3
Short-term marketable securities	15.8	2.0
Accounts receivable, net of allowances of $19.6 and $15.5 at December 28, 2003 and December 29, 2002, respectively	153.4	150.6
Inventories	221.5	208.8
Deferred income taxes	40.8	28.1
Other current assets	21.4	12.5

Total current assets	984.0	1,020.3
Property, plant and equipment, net	622.7	660.9
Deferred income taxes	114.1	81.6
Intangible assets, net	177.6	208.4
Goodwill	229.9	230.1
Long-term marketable securities	80.4	30.4
Other assets	49.8	56.4

Total assets	$2,258.5	$2,288.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.3	$0.4
Accounts payable	109.6	113.7
Accrued expenses and other current liabilities	134.8	92.8

Total current liabilities	247.7	206.9
Long-term debt, less current portion	848.6	852.8
Other liabilities	14.5	13.2

Total liabilities	1,110.8	1,072.9
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, voting; 340,000,000 shares authorized; 118,537,308 and 117,321,351 shares issued and 118,285,532 and 117,005,670 outstanding at December 28, 2003 and December 29, 2002, respectively	1.2	1.2
Additional paid-in capital	1,236.2	1,221.1
Accumulated deficit	(83.9)	(2.4)
Accumulated other comprehensive loss	(1.8)	(1.1)
Less treasury stock (at cost)	(4.0)	(3.6)

Total stockholders’ equity	1,147.7	1,215.2

Total liabilities and stockholders’ equity	$2,258.5	$2,288.1

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In millions, except per share data)
Total revenue	$1,395.8	$1,411.9	$1,407.7
Cost of sales	1,088.0	1,061.7	1,053.6

Gross profit	307.8	350.2	354.1

Operating expenses:
Research and development	74.8	82.2	83.0
Selling, general and administrative	149.9	145.1	154.3
Amortization of acquisition-related intangibles	33.3	37.8	53.1
Restructuring and impairments	66.6	12.2	21.4
Purchased in-process research and development	2.1	1.7	13.8
Gain on sale of space and defense product line	—	(21.1)	—

Total operating expenses	326.7	257.9	325.6

Operating income (loss)	(18.9)	92.3	28.5
Interest expense	74.4	99.2	103.9
Interest income	(8.2)	(12.6)	(15.3)
Other expense	23.4	22.1	4.0

Loss before income taxes	(108.5)	(16.4)	(64.1)
Benefit for income taxes	(27.0)	(13.9)	(22.4)

Net loss	$(81.5)	$(2.5)	$(41.7)

Net loss per common share:
Basic and Diluted	$(0.69)	$(0.02)	$(0.42)

Weighted average common shares:
Basic and Diluted	117.5	108.1	99.6

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In millions)
Net loss	$(81.5)	$(2.5)	$(41.7)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(4.9)	(3.9)	2.1
Net amount reclassified to earnings	4.2	1.8	(1.1)

Comprehensive loss	$(82.2)	$(4.6)	$(40.7)

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In millions)
Cash flows from operating activities:
Net loss	$(81.5)	$(2.5)	$(41.7)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	179.2	168.5	175.2
Amortization of deferred compensation	3.7	3.0	3.9
Restructuring and impairments, net of cash expended	49.1	4.6	11.7
Non-cash interest expense	4.2	12.4	4.8
Non-cash write off of deferred financing fees	6.0	—	—
Purchased in-process research and development	2.1	1.7	13.8
Loss on disposal of property, plant and equipment	2.7	2.2	3.1
Deferred income taxes	(41.1)	(25.8)	(22.1)
Non-cash settlement of receivable	—	—	(2.1)
Gain on sale of space and defense product line	—	(21.1)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2.0)	(17.2)	86.5
Inventories	(11.0)	(0.6)	13.8
Other current assets	(10.3)	(3.9)	6.7
Accounts payable	(4.1)	7.0	(50.3)
Accrued expenses and other current liabilities	24.1	5.4	(49.8)
Other assets and liabilities, net	5.2	3.4	2.3

Cash provided by operating activities	126.3	137.1	155.8

Cash flows from investing activities:
Capital expenditures	(136.3)	(130.0)	(117.8)
Proceeds from sale of property, plant and equipment	—	—	4.1
Purchase of molds and tooling	(2.0)	(3.1)	(4.6)
Purchase of marketable securities	(139.5)	(32.4)	—
Sale of marketable securities	74.5	—	—
Purchase of strategic investments	—	—	(3.5)
Acquisitions and divestitures, net of cash acquired	(9.5)	23.9	(344.5)

Cash used in investing activities	(212.8)	(141.6)	(466.3)

Cash flows from financing activities:
Repayment of long-term debt	(301.3)	(285.4)	(120.5)
Issuance of long-term debt	300.0	—	550.0
Proceeds from issuance of common stock and from exercise of stock options, net	16.0	411.1	7.3
Purchase of treasury stock	(8.5)	(7.3)	(5.8)
Debt issuance costs	(6.9)	—	(17.9)

Cash provided by (used in) financing activities	(0.7)	118.4	413.1

Net change in cash and cash equivalents	(87.2)	113.9	102.6
Cash and cash equivalents at beginning of period	618.3	504.4	401.8

Cash and cash equivalents at end of period	$531.1	$618.3	$504.4

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$8.4	$(2.3)	$16.5
Interest	$66.4	$85.1	$82.3
Non-cash transactions:
Stock issued for acquisitions	$—	$—	$4.1
Tax effect associated with hedging transactions	$(0.5)	$(1.2)	$0.6
Return of acquisition stock escrow shares to treasury	$—	$—	$0.3

See accompanying notes to consolidated financial statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock						Accumulated
							Other
			Class A	Class B	Additional	Retained	Comprehensive	Treasury	Total
	Class A	Class B	Par	Par	Paid-in	Earnings	Income	Stock (At	Stockholders’
	Shares	Shares	Value	Value	Capital	(Deficit)	(Loss)	Cost)	Equity

	(In millions)
Balances at December 31, 2000	82.0	17.3	$0.8	$0.2	$801.1	$41.8	$—	$(6.2)	$837.7
Net loss	—	—	—	—	—	(41.7)	—	—	(41.7)
Exercise of stock options and shares issued under stock purchase plan	0.8	—	—	—	(1.2)	—	—	8.5	7.3
Conversion of common stock	17.3	(17.3)	0.2	(0.2)	—	—	—	—	—
Issuance of common stock	0.2	—	—	—	4.1	—	—	—	4.1
Deferred compensation related to the grant of stock options	—	—	—	—	4.4	—	—	—	4.4
Purchase of treasury stock and other	(0.4)	—	—	—	—	—	—	(6.1)	(6.1)
Cash flow hedges	—	—	—	—	—	—	1.0	—	1.0
Tax effect of the exercise of stock options	—	—	—	—	1.3	—	—	—	1.3

Balances at December 30, 2001	99.9	—	1.0	—	809.7	0.1	1.0	(3.8)	808.0
Net loss	—	—	—	—	—	(2.5)	—	—	(2.5)
Exercise of stock options and shares issued under stock purchase plan	1.4	—	—	—	6.1	—	—	7.3	13.4
Issuance of common stock	16.2	—	0.2	—	397.5	—	—	—	397.7
Deferred compensation related to the grant of stock options	—	—	—	—	3.0	—	—	—	3.0
Purchase of treasury stock and other	(0.5)	—	—	—	—	—	—	(7.1)	(7.1)
Cash flow hedges	—	—	—	—	—	—	(2.1)	—	(2.1)
Tax effect of the exercise of stock options	—	—	—	—	4.8	—	—	—	4.8

Balances at December 29, 2002	117.0	—	1.2	—	1,221.1	(2.4)	(1.1)	(3.6)	1,215.2
Net loss	—	—	—	—	—	(81.5)	—	—	(81.5)
Exercise of stock options and shares issued under stock purchase plan	1.8	—	—	—	8.0	—	—	8.1	16.1
Deferred compensation related to the grant of stock options and deferred stock units	—	—	—	—	3.7	—	—	—	3.7
Purchase of treasury stock and other	(0.5)	—	—	—	—	—	—	(8.5)	(8.5)
Cash flow hedges	—	—	—	—	—	—	(0.7)	—	(0.7)
Tax effect of the exercise of stock options	—	—	—	—	3.4	—	—	—	3.4

Balances at December 28, 2003	118.3	—	$1.2	$—	$1,236.2	$(83.9)	$(1.8)	$(4.0)	$1,147.7

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Background and Basis of Presentation

Background

      Fairchild Semiconductor International, Inc. (“Fairchild International” or the “company”) designs, develops and markets analog, interface, discrete, standard logic, non-volatile memory and optoelectronic semiconductors through its wholly-owned subsidiary Fairchild Semiconductor Corporation (“Fairchild”). The company is focused primarily on power analog and discrete products used directly in power applications such as voltage conversion, power regulation, power distribution and power and battery management. Our products are building block components for virtually all electronic devices, from sophisticated computers and internet hardware to telecommunications equipment to household appliances. Because of their basic functionality, these products provide customers with greater design flexibility and improve the performance of more complex devices or systems. Given such characteristics, its products have a wide range of applications and are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets. During 2003, we announced our intention to exit the non-volatile memory business, and expect to complete this process in the first half of 2004.

      The company is headquartered in South Portland, Maine and has manufacturing operations in South Portland, Maine, Loveland and Colorado Springs, Colorado, West Jordan, Utah, Mountaintop, Pennsylvania, Cebu, the Philippines, Penang, Malaysia, Kuala Lumpur, Malaysia, Singapore, Bucheon, South Korea, Wuxi and Suzhou, China.

Note 2 — Summary of Significant Accounting Policies

Fiscal Year

      The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 each consist of 52 weeks.

Principles of Consolidation

      The consolidated financial statements include the accounts and operations of the company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

      No revenue is recognized unless there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, delivery has occurred and collectibility of the sales price is reasonably assured. Revenue from the sale of semiconductor products is recognized when title and risk of loss transfers to the customer, which is generally when the product is shipped to the customer from our facilities. We also receive revenues from manufacturing wafers under contracts with other semiconductor suppliers, such as National Semiconductor and Samsung Electronics, who have sold us their wafer manufacturing facilities and require a continued source of wafer supply after the sales. Contract manufacturing revenue is recorded at the time title to the wafer and risk of loss passes to the customer, assuming all other revenue recognition criteria have been satisfied. Shipping costs billed to our customers are included within revenue. Associated costs are classified in cost of goods sold.

      Approximately 63% of the company’s revenues are sold through distributors. Distributor payments are not contingent upon resale or any other matter other than the passage of time. The company has agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. In general, credits allowed under these programs are capped based upon individual distributor agreements. The company records charges associated with these programs as a reduction of revenue based upon historical activity. The company’s policy is to use a three to six month rolling

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical experience rate in order to estimate the necessary allowance to be recorded. In addition, the products sold by the company are subject to a limited product quality warranty. The company accrues for the estimated cost of incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. The standard limited warranty period is one year. Quality returns are accounted for as a reduction of revenue.

      In some cases, title and risk of loss do not pass to the customer when the product is shipped from our facilities. In these cases, the company recognizes revenue at the time when title and risk of loss is transferred, assuming all other revenue recognition criteria have been satisfied. These cases include several inventory locations where we manage the inventory for our customers, some of which are at customer facilities. In such cases, revenue is not recognized when products are shipped to these locations; rather, revenue is recognized when customers take the inventory from the location for their use.

Advertising

      Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 were not material to the consolidated financial statements.

Research and Development Costs

      The company’s research and development expenditures are charged to expense as incurred.

Cash, Cash Equivalents and Marketable Securities

      The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, and U.S. Government securities with maturities of no greater than 36 months. At December 28, 2003 and December 29, 2002, substantially all of the company’s marketable securities are classified as available-for-sale. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, unrealized gains and losses on these investments are included as a separate component of stockholders’ equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense.

      Cash, cash equivalents and marketable securities as of December 28, 2003 and December 29, 2002 are as follows:

	December 28,	December 29,
	2003	2002

	(In millions)
Cash and cash equivalents	$531.1	$618.3
Short-term marketable securities	15.8	2.0
Long-term marketable securities	80.4	30.4

Total cash, cash equivalents and marketable securities	$627.3	$650.7

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the investments in debt securities classified as current and long-term assets:

	December 28,	December 29,
	2003	2002

	(In millions)
Available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$60.0	$27.0
Municipal notes and bonds	7.3	—
Corporate debt securities	28.9	5.4

Total marketable securities	$96.2	$32.4

      The amortized cost of available for sale securities approximated their fair value at December 28, 2003 and December 29, 2002. Gross realized and unrealized gains and losses on sales of available for sale securities were immaterial for 2003 and 2002. In addition, no investments were considered temporarily impaired at December 28, 2003.

      The estimated fair value of available for sale securities by contractual maturity at December 28, 2003 are as follows:

December 28,
2003

(In millions)
Due in one year or less	$15.8
Due after one year through three years	80.4

$96.2

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

Investments

      Investments in which the company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in affiliates in which the company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the company’s share of net earnings or losses of the affiliates as they occur, limited to the extent of the company’s investment in, advances to and commitments for the investee. Currently, all of our strategic investments are less than 20% owned.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company has certain strategic investments that are accounted for on a cost basis as they are less than 20% owned, and the company has no significant influence. During the fourth quarter of 2000, and throughout 2001 and 2002, the company had one investment, which was accounted for on the equity method because the company’s obligation to provide capital was disproportionate to its equity ownership. Due to the strategic nature of the investment, the company classified the interest and net losses as research and development expense as incurred. The amount charged to research and development was $2.4 million and $2.6 million in 2002 and 2001, respectively. As of December 29, 2002, the carrying value of this investment was zero and the company had no further commitment to provide support to the investee.

      The company assesses the need to record impairment losses on investments and record such losses when the impairment of an investment is determined to be other than temporary in nature. These impairment losses are reflected in other expense in the company’s results of operations. During 2001, the company recorded a $4.0 million charge to other expense for the write-off of an equity investment.

Goodwill and Intangible Assets

      Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. In June 2001, the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but rather be tested annually for impairment. In accordance with SFAS No. 141, goodwill recorded in conjunction with the company’s acquisition of Impala Linear Corporation in September 2001 was not amortized (See Note 16). In accordance with SFAS No. 142, the company ceased amortizing goodwill beginning with the year ended December 29, 2002.

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

Currencies

      The company’s functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, cash conversion of foreign currency and foreign currency transactions are included in current results. Unrealized and realized foreign currency gains (losses) related to the translation and cash conversion of foreign currencies were $3.2 million, $2.6 million, and $(2.0) million for the years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively.

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

Concentration of Credit Risk

      Financial instruments that potentially subject the company to concentrations of credit risk consist principally of investments and trade accounts receivable. The company maintains cash, cash equivalents and marketable securities with high credit quality financial institutions based upon the company’s analysis of that financial institution’s relative credit standing. The company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computing, consumer, communications, automotive and industrial. The company has adopted credit policies and standards to accommodate industry growth and inherent risk. The company performs continuing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. Reserves are provided for estimated amounts of accounts receivable that may not be collected.

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

Computation of Net Loss Per Share

      We calculate earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. The dilutive effect of the common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Potentially dilutive common equivalent shares consist of stock options, deferred stock units (DSU’s) and shares obtainable upon the conversion of the convertible senior subordinated notes.

      Options to purchase 11.9 million, 10.5 million, and 4.5 million shares of common stock were outstanding at December 28, 2003, December 29, 2002 and December 30, 2001, respectively, as well as 0.6 million shares of deferred stock units (DSU’s) outstanding at December 28, 2003, but were not included in the computation of diluted earnings per share because the effect of including such options would have been anti-dilutive. In addition, at December 28, 2003, December 29, 2002, and December 30, 2001, $6.8 million, $6.9 million and $1.2 million were not included in the computation of net loss and 6.7 million, 6.7 million and 1.1 million respectively, of potential common shares were not included in the computation of diluted earnings per share as a result of the assumed conversion of the convertible senior subordinated notes, because the effect would have been anti-dilutive.

Stock-Based Compensation

      The company has stock option plans, which are described more fully in Note 7. The company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net loss and net loss per common share if the company had applied the fair value based method of SFAS No. 123, Accounting for Stock-Based Compensation, to record expense for stock option compensation.

      The following table illustrates the effect on net loss and earnings per share if the fair value based method is applied to all outstanding and unvested awards in each period.

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In millions, except per share data)
Net loss, as reported	$(81.5)	$(2.5)	$(41.7)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(57.4)	(75.8)	(66.3)

Pro forma net loss	$(138.9)	$(78.3)	$(108.0)

Earnings per share:
Basic and Diluted — as reported	$(0.69)	$(0.02)	$(0.42)

Basic and Diluted — pro forma	$(1.18)	$(0.72)	$(1.08)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair value of options granted was $11.86 in 2003, $22.37 in 2002, and $15.60 in 2001. The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

Expected volatility	70%	60%	65%
Dividend yield	—	—	—
Risk-free interest rate	3.19%	3.87%	4.63%
Expected life, in years	6.0	6.0	6.0

Reclassification

      Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 3 — Financial Statement Details

	December 28,	December 29,
	2003	2002

	(In millions)
Inventories
Raw materials	$24.7	$21.6
Work in process	163.1	149.8
Finished goods	33.7	37.4

	$221.5	$208.8

Property, plant and equipment
Land	$31.9	$31.9
Buildings and improvements	273.3	247.5
Machinery and equipment	1,175.8	1,121.6
Construction in progress	94.9	112.3

Total property, plant and equipment	1,575.9	1,513.3
Less accumulated depreciation	953.2	852.4

	$622.7	$660.9

Accrued expenses and other current liabilities
Payroll and employee related accruals	$44.3	$26.0
Accrued interest	19.5	24.3
Income taxes payable	21.1	15.8
Restructuring	17.9	4.1
Other	32.0	22.6

	$134.8	$92.8

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Goodwill and Intangible Assets

      On December 31, 2001 (the beginning of fiscal year 2002), the company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires the company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the company is required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

      Under the provisions of SFAS No. 142, the company was required to perform transitional goodwill impairment tests within the first six months of adopting the standard, which for us was as of December 30, 2001 (the beginning of fiscal year 2002). The company completed the transitional goodwill impairment tests during the first quarter of 2002 and concluded that goodwill was not impaired.

      In order to complete the two-step goodwill impairment tests as required by SFAS No. 142, the company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. In accordance with the provisions of SFAS No. 142, the company has designated reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill was assigned to reporting units of the company that were expected to benefit from the synergies of the acquisition. Based on the provisions of the standard, the company has determined that it has three reporting units for purposes of goodwill impairment testing: Domestic Analog, Domestic Discrete and Optoelectronics.

      In the first of a two-step impairment test, the company determined the fair value of these reporting units using a discounted cash flow valuation model and compared it to the reporting unit’s carrying value. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

      In the second step of the goodwill impairment test, the implied fair value of the reporting unit goodwill is compared to the carrying value. The implied fair value of the reporting unit goodwill is determined as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit goodwill exceeds the implied value, an impairment loss is recognized in an amount equal to the excess.

      The company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the company may record impairment charges in the future. Additionally, the company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The company performed its annual impairment test during the fourth quarter and concluded goodwill was not impaired.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of acquired intangible assets is as follows:

		December 28, 2003		December 28, 2002

	Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization

	(In millions)
Identifiable intangible assets:
Developed technology	5-15 years	$225.6	$(72.0)	$223.2	$(55.3)
Customer base	8 years	55.8	(33.5)	55.8	(26.4)
Covenant not to compete	5 years	30.4	(29.1)	30.4	(22.7)
Trademarks and tradenames	4 years	24.9	(24.9)	24.9	(23.2)
Patents	4 years	5.4	(5.0)	5.3	(3.6)

Subtotal		342.1	(164.5)	339.6	(131.2)
Goodwill	—	229.9	—	230.1	—

Total		$572.0	$(164.5)	$569.7	$(131.2)

      Amortization expense for our intangible assets, excluding goodwill, was $33.3 million, $37.8 million, and $36.1 million for 2003, 2002 and 2001, respectively. For 2001, amortization on goodwill was $17.0 million.

      The carrying amount of goodwill by reporting unit as of December 28, 2003 is as follows:

	Domestic	Domestic	Opto-
	Analog	Discrete	electronics	Total

		(In millions)
Balance as of December 29, 2002	$15.5	$159.9	$54.7	$230.1
Balance as of December 28, 2003	$15.5	$159.9	$54.5	$229.9

      During the years ended December 28, 2003 and December 29, 2002, there were no changes to the carrying amount of goodwill due to acquisitions. Identified reporting units which carry goodwill include domestic analog and domestic discrete, which are included in the Analog and Discrete segments, respectively, and Optoelectronics, which does not meet the requirements of a reportable segment as defined in SFAS No. 131.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For comparative purposes, net loss before goodwill amortization net of tax and related per share amounts for the company for 2001 are as follows (in millions, except per share amounts):

Year Ended

December 30,
2001

(In
millions,
except per
share data)
Net loss:
Reported	$(41.7)
Goodwill amortization	17.0
Less associated tax effects	(5.9)

Net loss before goodwill amortization	$(30.6)

Basic and Diluted loss per share:
Net loss, as reported	$(0.42)
Goodwill amortization	0.17
Less associated tax effects	(0.06)

Net loss before goodwill amortization	$(0.31)

      The estimated amortization expense for each of the five succeeding fiscal years is as follows:

(In
Estimated Amortization Expense:	millions)

Fiscal 2004	$25.9
Fiscal 2005	24.0
Fiscal 2006	23.7
Fiscal 2007	18.5
Fiscal 2008	16.8

Note 5 — Long-Term Debt

      Long-term debt consists of the following at:

	December 28,	December 29,
	2003	2002

	(In millions)
Convertible senior subordinated notes	$200.0	$200.0
Term Loan	299.3	—
Senior subordinated notes	350.0	650.0
Other	2.6	3.2

Total long-term debt	851.9	853.2
Less current portion	(3.3)	(0.4)

Long-term portion	$848.6	$852.8

Refinancing of Senior Credit Facility

      On June 19, 2003, the company completed a refinancing of its senior credit facility (“the Credit Agreement”). The new $480 million senior credit facility includes a $300 million term loan and a $180 million

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving line of credit (the “Revolving Credit Facility”) and is due on June 19, 2008. The term loan carries an interest rate of LIBOR plus 2.5%, which was 3.6875% at December 28, 2003. Borrowings under the agreement are secured by a pledge of common stock of Fairchild Semiconductor Corporation, the company’s principal operating subsidiary and the common stock of that company’s significant subsidiaries. In connection with the June 2003 financing, the company recorded $4.1 million in deferred financing fees for the term loan, which are being amortized over five years and $2.5 million in deferred financing fees for the revolving line of credit, which are being amortized over four years. In connection with a technical amendment on October 28, 2003 the company recorded an additional $0.2 million in deferred financing fees for the term loan, which is being amortized over five years, and an additional $0.1 million in deferred financing fees for the revolving credit line, which is being amortized over four years.

      The company used the proceeds from the $300 million term loan to redeem the 10 3/8% senior subordinated notes that were due in October 2007 at a price of 105.188% of face value. The $180 million revolving line of credit replaces the company’s previous $300 million revolving line of credit. In connection with the refinancing of the notes, the company incurred charges totaling $23.4 million, including $17.4 million for the call premium on the 10 3/8% senior subordinated notes and other transaction fees and $6.0 million for a non-cash write-off of deferred financing fees associated with the redeemed notes and the previous credit facility.

      The Revolving Credit Facility was undrawn during the year and at December 28, 2003. Borrowings under the Credit Agreement are secured by a pledge of common stock of the company and its subsidiaries. At December 28, 2003, Fairchild had outstanding letters of credit under the revolving credit facility totaling $0.7 million. These outstanding letters of credit reduce the amount available under the Revolving Credit Facility to $179.3 million. Fairchild pays a commitment fee of 0.5% per annum of the unutilized commitments under the Revolving Credit Facility.

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

Senior Subordinated Notes

      On January 31, 2001, Fairchild issued $350.0 million of 10 1/2% Senior Subordinated Notes due February 1, 2009 (the “10 1/2% Notes”) at face value. Interest on the notes is paid semi-annually on February 1 and August 1 of each year, and the first interest payment was made on August 1, 2001. The 10 1/2% Notes are unsecured and are subordinated to all existing and future senior indebtedness of Fairchild. Fairchild may redeem the notes on or after February 1, 2005 in whole or in part at redemption prices ranging from 100% to approximately 105% of the principal amount.

      On April 7, 1999, Fairchild issued $300.0 million of 10 3/8% Senior Subordinated Notes (the “10 3/8% Notes”) at face value. On June 19, 2003, the company exercised the call provision to redeem the $300.0 million of the 10 3/8% notes, at a price of 105.188% of face value. In connection with the redemption, the company incurred charges totaling $23.4 million, including $17.4 million for the call premium and other transactions fees and $6.0 million non-cash write-off of deferred financing fees associated with the redeemed notes and previous credit facility.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 11, 1997, Fairchild issued $300.0 million of 10 1/8% Senior Subordinated Notes (the “10 1/8% Notes” and, together with the 10 3/8% Notes and the 10 1/2% Notes, the “Notes”) at face value. During December 2000, the company repurchased 10 1/8% Notes with a face value of $15.0 million. On June 28, 2002, the company exercised the call provision to redeem the remaining $285.0 million of the 10 1/8% notes, at a price of 105.063% of face value. In connection with the redemption, the company incurred charges totaling $22.1 million, including $14.5 million for the call premium and other transactions fees and $7.6 million non-cash write-off of deferred financing fees associated with the original bond offering.

      The payment of principal and interest on the Credit Agreement and the Notes is fully and unconditionally guaranteed by Fairchild International. Fairchild International is the parent company of Fairchild and currently conducts no business and has no significant assets other than the capital stock of Fairchild. Fairchild has seventeen direct subsidiaries and six indirect subsidiaries, of which four direct subsidiaries, Fairchild Semiconductor Corporation of California (“Fairchild California”), KOTA Microcircuits, Inc., QT Optoelectronics, Inc., and QT Optoelectronics are guarantors on the Credit Agreement and the Notes. The guarantees of the guarantor subsidiaries as well as Fairchild International, are joint and several. The remaining direct and indirect subsidiaries are foreign-based and do not guarantee either the Credit Agreement or the Notes.

      The company’s senior credit facility and the indentures under which the Notes were issued contain various restrictions and covenants. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions, with which the company was in compliance at December 28, 2003. The senior credit facility contains covenants relating to financial ratios including a minimum interest coverage ratio and a maximum senior leverage ratio, which the company was in compliance with at December 28, 2003. The senior credit facility also limits the company’s ability to modify its certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. In addition, the senior credit facility and the indentures governing all senior subordinated notes, contain additional restrictions limiting the ability of the company’s subsidiaries to pay dividends or make advances to the company. Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

(In millions)
2004	$3.3
2005	3.3
2006	4.1
2007	73.8
2008	416.2
Thereafter	351.2

$851.9

      At December 28, 2003, the company also has approximately $13.7 million of undrawn credit facilities at certain of its foreign subsidiaries.

Note 6 — Income Taxes

      In conjunction with the acquisition of the power device business in 1999, the Korean government granted a ten year tax holiday to Fairchild Korea Semiconductor Ltd. The original exemption was 100% for the first seven years of the holiday and 50% for the remaining three years of the holiday. In 2000, the tax holiday was extended such that the exemption amounts were increased to 75% in the eighth year and a 25% exemption was added to the eleventh year. Taxes exempted include income taxes, dividend withholding taxes, acquisition tax, registration tax, property tax and aggregate land tax. As such, no current provision for income taxes for

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fairchild Korea Semiconductor Ltd. has been provided. The tax holiday decreased the net loss by $0.1 million, or $0.00 per basic and diluted common share for the year ended December 28, 2003, $16.7 million, or $0.15 per basic and diluted common share for the year ended December 29, 2002, and $3.2 million or $0.03 per basic and diluted common share for the year ended December 30, 2001.

      Total income tax benefit for income taxes was allocated as follows:

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In millions)
Income tax benefit attributable to net loss from continuing operations	$(27.0)	$(13.9)	$(22.4)
Stockholders’ equity, for recognition of compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(3.4)	(4.8)	(1.3)
Other comprehensive income, for unrealized gains on hedging transactions	(0.5)	(1.2)	0.6

	$(30.9)	$(19.9)	$(23.1)

      The provision (benefit) for income taxes attributable to income (loss) from continuing operations for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 consisted of the following:

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In millions)
Income (loss) before income taxes:
U.S.	$(136.5)	$(112.9)	$(94.3)
Foreign	28.0	96.5	30.2

	$(108.5)	$(16.4)	$(64.1)

Income tax provision (benefit):
Current:
U.S. federal	$—	$(1.8)	$(5.9)
U.S. state and local	—	0.7	—
Foreign	14.1	13.0	4.1

	14.1	11.9	(1.8)
Deferred:
U.S. federal	(36.0)	(20.8)	(16.0)
U.S. state and local	(3.2)	(2.9)	(2.4)
Foreign	(1.9)	(2.1)	(2.2)

	(41.1)	(25.8)	(20.6)
Total income tax provision (benefit):
U.S. federal	(36.0)	(22.6)	(21.9)
U.S. state and local	(3.2)	(2.2)	(2.4)
Foreign	12.2	10.9	1.9

	$(27.0)	$(13.9)	$(22.4)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate on net loss from continuing operations is as follows:

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(Dollars in millions)
U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of federal benefit	1.9	11.3	2.5
Foreign tax rate differential and U.S. tax on repatriation	(11.0)	24.1	0.1
Exempt foreign sales income	—	—	3.8
Non-deductible expenses including goodwill amortization	(1.0)	(0.5)	(2.6)
Change in valuation allowance	—	14.8	(3.8)

	24.9%	84.7%	35.0%

      The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 28, 2003 and December 29, 2002 are presented below:

	December 28,	December 29,
	2003	2002

	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$126.2	$90.1
Reserves and accruals	39.7	27.5
Intangibles, primarily intellectual property	7.1	8.9
Tax credit and capital allowance carryovers	2.6	2.4
Unrealized loss on hedging transactions	1.1	0.6

Total gross deferred tax assets	176.7	129.5
Valuation allowance	(1.3)	(1.3)

Net deferred tax assets	175.4	128.2
Deferred tax liabilities:
Plant and equipment	(20.5)	(18.5)

Total deferred tax liabilities	(20.5)	(18.5)

Net deferred tax assets	$154.9	$109.7

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net deferred tax assets (liabilities) by jurisdiction are as follows:

	December 28,	December 29,
	2003	2002

	(In millions)
United States	$161.6	$118.4
Japan	0.4	0.5
China	0.1	(0.2)
Malaysia	(0.4)	(1.7)
Korea	(6.8)	(7.3)

Net deferred tax assets	$154.9	$109.7

      Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability. The deferred tax valuation allowance remained the same and decreased by $2.5 million for the years ended December 28, 2003 and December 29, 2002, respectively. In assessing the realizability of deferred tax assets, the company considered its levels of historical, current, and future taxable earnings and the expected timing of the reversal of temporary differences. We make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. This likelihood is supported by tax planning strategies available to the company that are both prudent and feasible. These strategies would be implemented to preserve the deferred tax asset. A valuation allowance has been established for deferred tax assets which we do not believe meet the “more likely than not” criteria established by SFAS No. 109, “Accounting for Income Taxes.” Our judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If our assumptions and estimates change in the future, then the valuation allowances we have established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income as a credit to income tax expense.

      In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

      Based on projections of taxable income over the next several years, and considering the limitations imposed by section 382, we believe that none of the loss carry forwards will expire unused. Consequently, we believe it is more likely than not that the company will realize the benefits of the deductible temporary differences. In order to fully realize the deferred tax assets, the company will need to generate $377 million of aggregate future U.S. taxable income prior to the expiration of the carryforward periods, which occur in the years 2018 through 2023.

      Net operating loss and research and development credit carryforwards totaled $337.1 million and $1.2 million, respectively, as of December 28, 2003. The net operating losses expire in 2018 through 2023. The research and development credits expire in varying amounts in 2012 through 2023. During 2002, the company applied for alternative minimum tax credit refunds totaling $2.2 million, of which $2 million were received in 2002 and the balance in 2003. In addition, the company has Malaysian unabsorbed capital allowances of

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $4.7 million, which can be used to offset future year’s taxable income of that Malaysian subsidiary.

      The company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three year period. In August 1999, the company experienced an ownership change as a result of its initial public offering; such ownership change did not result in a material limitation on the utilization of the loss and credit carryforwards. As of December 28, 2003, the company has not undergone a second ownership change.

      Deferred income taxes have not been provided for the undistributed earnings of the company’s foreign subsidiaries, which aggregated approximately $300.5 million at December 28, 2003. The company plans to reinvest all such earnings for future expansion. The undistributed earnings will be subject to U.S. taxation upon repatriation as dividends to the U.S. parent. The amount of taxes attributable to these undistributed earnings is not practicably determinable.

Note 7 — Stock Based Compensation

      The company has two equity compensation plans. Under the Fairchild Semiconductor Stock Plan (Stock Plan), executives, key employees, non-employee directors and certain consultants may be granted stock options, restricted shares, deferred stock units, stock-appreciation rights and other stock-based awards. The company also has a stock option plan (the 2000 Executive Stock Option Plan), under which key executives, including officers, may be granted stock options.

      A total of 27,373,283 shares have been authorized for issuance under awards under the Stock Plan. At December 28, 2003, 20,555,534 stock options were outstanding and 2,575,637 were available to be granted under that plan. Options granted under the plan may be either (a) options intended to constitute incentive stock options (“ISOs”) under the Internal Revenue Code or (b) non-qualified stock options.

      The Stock Plan also authorizes up to 500,000 shares for issuance under awards of restricted shares, deferred stock units and other non-option based awards. The first grant of DSU’s occurred in April, 2003. At December 28, 2003, 249,177 DSU’s were outstanding and 247,913 were available to be granted under the plan. In 2003, the company also granted 325,000 deferred stock units to Kirk P. Pond, chairman, president and CEO, outside of this plan, all of which remain outstanding.

      The exercise price of options granted under the Stock Plan is generally equal to the fair market value of our common stock on the date of grant. The maximum term of any option is ten years from the date of grant for incentive stock options and ten years and one day from the date of grant for non-qualified stock options. Options granted under the plan are exercisable at the determination of the compensation committee, generally vesting ratably over approximately four years.

      The 2000 Executive Stock Option Plan authorizes up to 1,671,669 shares of common stock to be issued upon exercise of options under that plan. At December 28, 2003, 1,514,525 of such options were outstanding and 157,144 shares were available to be granted. Options granted under the plan are intended to be non-qualified stock options. The terms of each option granted under the 2000 Executive Plan, including the number of shares that are subject to the option, the exercise price and term, and its exercisability, are determined by the compensation committee. The exercise price may be greater or less than the fair market value of a share of the company’s common stock on the date of grant or it may vary in accordance with a predetermined formula while the option is outstanding. Individuals receiving options under the Plan may not receive in any one year options to purchase more than 1,500,000 shares of common stock. If the company engages in a merger or other reorganization, outstanding option grants will be subject to the agreement of merger or reorganization, which may provide for the assumption of outstanding awards by the surviving

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporation or its parent, for their continuation by the company (if the company is a surviving corporation), for accelerated vesting or for their cancellation with or without consideration, in all cases without the consent of the participant. Also, the committee may determine, at the time of granting an option or thereafter, that the option will become fully exercisable as to all shares subject to the option in the event of a change in control (as defined in the plan).

      During 2001, the company implemented a voluntary stock option exchange program for the 2000 Executive Stock Option Plan. Under the program, executives could elect to have their outstanding options cancelled on August 13, 2001. New stock options were issued to replace cancelled options on February 22, 2002 at the then fair market value of $23.80 per share. The number of replacement options that were issued was equal to 55% of the options surrendered.

      A summary of the status of the company’s stock option plans as of December 28, 2003, December 29, 2002, and December 30, 2001, and changes during the periods then ended are presented in the following table:

	Year Ended

	December 28, 2003		December 29, 2002		December 30, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding at beginning of year	21,520	$20.41	15,309	$18.80	13,362	$26.07
Granted	3,726	11.86	8,536	22.37	6,501	15.60
Exercised	(1,118)	8.89	(907)	8.47	(380)	5.42
Canceled	(2,058)	22.49	(1,418)	22.34	(4,174)	38.51

Outstanding at end of year	22,070	$19.35	21,520	$20.41	15,309	$18.80

Exercisable at end of year	9,982	$20.14	6,732	$18.22	4,490	$14.53
Weighted average fair value of options granted		$7.70		$14.02		$10.99

      Information with respect to stock options outstanding and stock options exercisable at December 28, 2003 is as follows:

Options Outstanding				Options Exercisable

	(000’s)	Weighted-Average		(000’s)
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.13 - 0.13	663	3.4	$0.13	662	$0.13
$10.00 - 15.00	5,960	7.0	11.50	1,550	10.88
$15.01 - 22.00	5,473	6.7	16.39	3,487	16.57
$22.01 - 33.00	6,926	8.0	23.54	1,997	23.72
$33.01 - 49.00	3,048	6.5	34.67	2,286	34.52

	22,070	7.1	$19.35	9,982	$20.14

      The company maintains the Fairchild Semiconductor International, Inc. Employee Stock Purchase Plan, which started on April 1, 2000. The stock purchase plan authorizes the issuance of up to 4,000,000 shares of common stock in quarterly offerings to eligible employees at a price that is equal to 85 percent of the lower of the common stock’s fair value at the beginning or the end of a quarterly period. During 2003, 2002 and 2001, 705,494, 394,643 and 437,362 shares, respectively, were issued under the stock purchase plan at a weighted average per share price of $8.95, $13.86 and $12.05, respectively.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company accounts for its stock-based compensation plans in accordance with the provisions of APB No. 25. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

Note 8 — Retirement Plans

      The company sponsors the Fairchild Personal Savings and Retirement Plan (the “Retirement Plan”), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the United States. The company provides a matching contribution equal to 50% of employee elective deferrals up to a maximum of 6% of an employee’s annual compensation. The company also maintains a non-qualified Benefit Restoration Plan, under which employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The company matches employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. Beginning in 2001, throughout 2002 and for a portion of 2003, the 401(k) match was suspended for substantially all employees.

      Total expense recognized under these plans was $2.8 million, $0.7 million, and $4.0 million, for the years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively.

      Employees in Korea who have been with the company for over one year are entitled by Korean law to receive lump-sum payments upon termination of their employment. The payments are based on current rates of pay and length of service through the date of termination. It is the company’s policy to accrue for this estimated liability as of each balance sheet date, which was $12.4 million and $11.9 million as of December 28, 2003 and December 29, 2002, respectively and was included within Other Long Term Liabilities. Amounts recognized as expense were $7.1 million, $6.4 million, and $5.6 million, for the years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively.

      Employees in Malaysia participate in a defined contribution plan. The company has funded accruals for this plan in accordance with statutory regulations in Malaysia. Contributions made by the company under this plan were $1.8 million, $1.8 million, and $1.9 million, for the years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively.

      Employees in the Philippines participate in a defined benefit plan. The benefits are based on years of service and a multiple of the employee’s final monthly salary. The company’s funding policy is to contribute annually the amount necessary to maintain the plan on an actuarially sound basis. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The contributions made for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively were not material to the consolidated financial statements.

      Employees in England, Italy, Germany, Hong Kong, China, Singapore and Japan are also covered by a variety of defined benefit or defined contribution pension plans that are administered consistent with local statutes and practices. The contributions made under each of the respective plans for 2003, 2002, and 2001 were not material to the consolidated financial statements.

      The aggregate liability established for our foreign defined benefit plans was $1.6 million and $1.1 million at December 28, 2003 and December 29, 2002, respectively.

      Certain executives of the company are eligible for post-retirement health benefits, which are being accrued ratably over the three year term of the related employment agreements entered into by the executives with the company in 2000. At December 28, 2003, the accrual for post-retirement health benefits is not material to the consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Lease Commitments

      Rental expense related to certain facilities and equipment of the company’s plants was $23.9 million, $23.7 million, and $21.9 million the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

      Future minimum lease payments under noncancelable operating leases as of December 28, 2003 are as follows:

Year ended December,	(In millions)

2004	$24.7
2005	11.4
2006	8.3
2007	5.9
2008	5.5
Thereafter	29.9

$85.7

Note 10 — Stockholders’ Equity

Preferred Stock

      Under the company’s Restated Certificate of Incorporation, the company’s Board of Directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 28, 2003 and December 29, 2002, no shares were issued.

Common Stock

      At our annual stockholders’ meeting on May 8, 2003, our stockholders approved amendments to our restated certificate of incorporation. These changes eliminated the non-voting Class B Common Stock and changed the name of the Class A Common Stock to be simply “Common Stock.” No Class B Common Stock was outstanding at December 29, 2002.

      The company has authorized 340,000,000 shares of Common Stock at a par value of $.01 per share. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

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

Public Offerings

      On May 30, 2002, the company completed a follow-on public offering of 20,000,000 shares of its Common Stock at a price to the public of $25.65 per share. On June 20, 2002, the underwriters of the offering executed their option to cover over-allotments and purchased a further 2,219,196 shares. The underwriting discount was $1.09 per share. The total of 22,219,196 shares included 16,219,196 newly issued shares sold by the company and 6,000,000 shares sold by an existing stockholder. The company did not receive any proceeds

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from shares sold by the existing stockholder. The net proceeds to the company after the underwriting discount and other related expenses were approximately $397.7 million.

Note 11 — Restructuring and Impairments

      The company assesses the need to record restructuring charges in accordance SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 43, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination and SAB No. 100, Restructuring and Impairment Charges.

First Quarter 2001 Restructuring Program

      During the first quarter of 2001 the company recorded a $9.5 million restructuring charge. The charge included $1.2 million to cover employee separation costs relating to the termination of approximately 300 salaried, hourly and temporary employees, primarily in the Philippines and $8.3 million of asset impairments and other exit costs associated with the decommissioning of these assets. The affected employees were notified in the first quarter of 2001 and terminations and cash payments were completed in the second quarter. The asset impairment charge related to the closure of the company’s 5” wafer fabrication line in South Portland, Maine and was determined based upon the difference between the carrying value of the assets and available market quotations of similar equipment. The closure was completed at the beginning of the third quarter.

Second Quarter 2001 Restructuring Program

      In the second quarter of 2001, the company recorded restructuring charges totaling $3.9 million. These charges were for employee separation costs relating to the termination of approximately 400 employees. Payments under the headcount reduction actions began in the second quarter of 2001 and were completed by December 30, 2001. These actions impacted employees in both the United States and Malaysia.

Third Quarter 2001 Restructuring Program

      During the third quarter of 2001 the company recorded restructuring charges totaling $0.8 million. These charges were for employee separation costs relating to the termination of approximately 50 employees in the United States and France. Payments under the headcount reduction actions began in the third quarter of 2001 and were completed by December 30, 2001.

Fourth Quarter 2001 Restructuring Program

      During the fourth quarter of 2001, the company recorded restructuring charges totaling $7.2 million. These charges were for employee separation costs for approximately 250 employees, primarily in Malaysia and the United States. The charge included a $2.1 million non-cash charge for the costs associated with the separation of certain executives. These non-cash charges were for the forgiveness of loans and charges in connection with a modification of option grants. Payments under the headcount reduction actions began in the fourth quarter of 2001 and were substantially complete by June 30, 2002. There remains an accrual of $0.1 million related to a disputed severance payment which the company expects to have resolved by the end of the first quarter of 2004.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

First Quarter 2002 Restructuring Program

      During the first quarter of 2002, the company recorded restructuring charges totaling $3.6 million. These charges were for employee separation costs for approximately 150 employees in the United States, Europe, Japan and Malaysia. Payments under the headcount reduction action began in the first quarter of 2002 and were completed by December 29, 2002.

Fourth Quarter 2002 Restructuring Program

      During the fourth quarter of 2002 the company recorded charges totaling $8.6 million. The charges include $7.0 million for employee separation costs for approximately 145 employees in the United States, Europe, Japan, the Philippines and Malaysia and $1.6 non-cash impairment charges relating to the closure of our Carlsbad, California office. Payments under the headcount reduction action began in the fourth quarter of 2002 and were completed by September 30, 2003.

      In October of 2002, the company decided to discontinue offering certain mixed signal and video products. In connection with this decision, the company announced the closure of the Carlsbad, California office which supported these particular products. The $1.6 million charge included $1.0 million for a lease buyout charge, $0.4 million for other contract termination charges and a $0.2 million charge for assets which were abandoned. The location was closed during December 2002 in accordance with our plan. In connection with this action, the company also recorded an inventory charge of $1.6 million in cost of goods sold to reflect the write-down of inventory which discontinued.

First Quarter 2003 Restructuring Program

      During the first quarter of 2003, the company recorded a charge of $10.4 million. The charge included $5.7 million to cover employee separation costs relating to the termination of approximately 190 employees ($1.0 million for first quarter actions and $4.7 million related to the closure of our 6” Mountaintop, PA facility), $2.7 million of asset impairments ($2.2 million related to our 6” Mountaintop, PA closure and $0.5 million in other locations), $1.5 million for exit costs associated with the decommissioning of certain assets and $0.5 million in expected lease termination and other exit costs. The headcount actions began in the first quarter of 2003 and are expected to be completed in the first quarter of 2004 and will impact manufacturing and non-manufacturing personnel, primarily in the United States. Approximately 20 employees were terminated during 2003.

      The asset impairments, decommissioning costs, lease termination costs and other exit costs relate primarily to the closure of the 6” wafer fab in Mountaintop, PA. Asset impairment charges were based upon available market quotations for similar equipment. As part of the decision to close the 6” wafer fab in Mountaintop, PA, the company intends to discontinue manufacturing certain products and transfer the remaining products to either the 8” wafer fab line in Mountaintop, PA or to Bucheon, South Korea. This closure is expected to be completed during the first quarter of 2004.

      In addition, the company recorded a charge of $2.2 million of additional distributor reserves as a reduction of revenues as a result of the discontinuation of certain products in connection with the 6” fab closure.

Second Quarter 2003 Restructuring Program

      During the second quarter of 2003, the company recorded restructuring charges totaling $49.7 million.

      In response to the continued weakness in the semiconductor industry, the company decided upon a restructuring plan to consolidate manufacturing lines, exit certain businesses, reduce headcount as well outsource non-strategic product offerings. In addition, the company, as it has throughout the economic

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

downturn, completed a recoverability analysis of certain facilities to determine whether any asset impairment existed.

      As a result of these decisions and analysis, the company has recorded charges in connection with its plan to close the 4” wafer fabrication facility in South Portland, Maine and transfer the manufacturing of certain of these products to the 6” line in South Portland, Maine. These charges included $3.0 million in employee separation costs, $2.0 million in asset impairments and $0.9 million of other exit costs, primarily related to decommissioning. The company also recorded a charge in connection with the anticipated plant closures in Wuxi, China and Kuala Lumpur, Malaysia. For the products currently manufactured in both Wuxi, China and Kuala Lumpur, Malaysia, the company has entered into an agreement to sell the manufacturing assets of the facility to a third party and, in turn, engage the third party to perform subcontracting services for the company. These charges include $5.2 million in employee separation costs and $4.6 million in asset impairment costs. The company expects that the South Portland, Maine closure will be completed in the second quarter of 2004, the Kuala Lumpur, Malaysia closure in the third quarter of 2004 and the Wuxi, China closure by the end of 2004.

      It was determined that there were certain wafer fabrication assets located in Bucheon, South Korea for which the carrying amount exceeded the expected undiscounted cash flow from their use. Accordingly, a charge of $21.4 million was recorded in order to reflect these long-lived assets at their fair value which was determined based upon a discounted cash flow analysis.

      During the second quarter of 2003, the company also incurred additional employee separation costs of $10.8 million for various other headcount reduction actions, primarily in the United States and Korea. Payments under the headcount reduction action began in the second quarter of 2003 and are expected to be completed by the end of 2004.

      The company also recorded additional severance for stay-on bonuses of $1.1 million and $0.7 million for technology transfer and other costs during the second quarter of 2003 associated with the ongoing costs of the First Quarter 2003 Restructuring Program.

      The company recorded a charge of $1.0 million and $2.9 million of distributor and inventory reserves, recorded in revenues and cost of sales, respectively, associated with the exit from the sale of hybrid and non-volatile memory products as well as product discontinuation in connection with our 6” wafer fab closure.

Third Quarter 2003 Restructuring Program

      During the third quarter of 2003, the company recorded restructuring charges totaling $2.6 million. The charge included $1.6 million of employee separation costs relating to severance and other costs associated with approximately 25 salaried and hourly employees in the United States and Europe. The company recorded additional costs of $0.9 million, primarily related to the transfer of technologies during the third quarter of 2003 associated with the ongoing costs of the First Quarter 2003 Restructuring Program. The company also recorded additional costs of $0.1 million during the third quarter of 2003 associated with the ongoing costs of the Second Quarter 2003 Restructuring Program. In addition, the company recorded a pre-tax charge of $2.3 million and $1.1 million of distributor and inventory reserves, recorded in revenues and cost of sales, respectively, associated with the decision to discontinue certain products manufactured in the 4” wafer fab in South Portland, Maine.

Fourth Quarter 2003 Restructuring Program

      During the fourth quarter of 2003, the company recorded restructuring charges totaling $3.9 million. The charge included $2.9 million of employee separation costs, primarily relating to severance and other costs associated with approximately 50 salaried and hourly employees in Korea. In addition, $(0.8) million was recorded in order to reduce the accrual for employee separation costs relating to the 6” Mountaintop, PA

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closure. The company recorded additional costs of $1.2 million, primarily related to the transfer of technologies and fixed asset charges during fourth quarter of 2003 associated with the ongoing costs of the First Quarter 2003 Restructuring Program. The company also recorded additional costs of $0.6 million during the fourth quarter of 2003 associated with the ongoing costs of the Second Quarter 2003 Restructuring Program.

      The following table summarizes the previously mentioned restructuring and impairment charges for 2001 through 2003:

	Accrual				Accrual				Accrual				Accrual
	Balance at	New	Cash	Non-Cash	Balance at	New	Cash	Non-Cash	Balance at	New	Cash	Non-Cash	Balance at
	12/31/2000	Charges	Paid	Items	12/30/2001	Charges	Paid	Items	12/29/2002	Charges	Paid	Items	12/28/2003

	(In millions)
First Quarter 2001 Restructuring Program:
5’ Wafer Consolidation South Portland, ME Asset Impairments	$—	$8.3	$—	$(8.3)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Employee Separation Costs	—	1.2	(1.2)	—	—	—	—	—	—	—	—	—	—
Second Quarter 2001 Restructuring Program:
Employee Separation Costs	—	3.9	(3.9)	—	—	—	—	—	—	—	—	—	—
Third Quarter 2001 Restructuring Program:
Employee Separation Costs	—	0.8	(0.8)	—	—	—	—	—	—	—	—	—	—
Fourth Quarter 2001 Restructuring Program:
Employee Separation Costs	—	7.2	(3.8)	(2.1)	1.3	—	(1.2)	—	0.1	—	—	—	0.1
First Quarter 2002 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	3.6	(3.3)	(0.3)	—	—	—	—	—
Fourth Quarter 2002 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	7.0	(4.4)	—	2.6	—	(2.5)	(0.1)	—
Carlsbad, CA Closure	—	—	—	—	—	1.6	—	(0.2)	1.4	0.1	(1.5)	—	—

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrual				Accrual				Accrual				Accrual
	Balance at	New	Cash	Non-Cash	Balance at	New	Cash	Non-Cash	Balance at	New	Cash	Non-Cash	Balance at
	12/31/2000	Charges	Paid	Items	12/30/2001	Charges	Paid	Items	12/29/2002	Charges	Paid	Items	12/28/2003

First Quarter 2003 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	—	—	—	—	1.1	(1.1)	—	—
Mountaintop, PA 6” Closure Employee Separation Costs	—	—	—	—	—	—	—	—	—	5.0	(0.8)	—	4.2
Mountaintop, PA 6” Closure Asset Write-Offs, Environmental, Other	—	—	—	—	—	—	—	—	—	7.0	(2.2)	(2.6)	2.2
Analog Asset Write-Off	—	—	—	—	—	—	—	—	—	0.5	—	(0.5)	—
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	—	—	—	—	12.2	(10.5)	—	1.7
South Portland, ME 4” Closure Employee Separation Costs	—	—	—	—	—	—	—	—	—	3.2	—	—	3.2
South Portland, ME 4” Closure Asset Write-Offs, Other	—	—	—	—	—	—	—	—	—	3.4	(0.5)	(2.0)	0.9
Bucheon, Korea Asset Impairment	—	—	—	—	—	—	—	—	—	21.4	—	(21.4)	—
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	—	—	—	—	—	—	—	—	—	4.6	—	—	4.6
Kuala Lumpur, Malaysia Plant Closure Asset Impairment, Other	—	—	—	—	—	—	—	—	—	3.8	(0.2)	(3.6)	—
Wuxi, China Plant Closure Employee Separation Costs	—	—	—	—	—	—	—	—	—	0.7	—	—	0.7
Wuxi, China Plant Closure Asset Impairment, Other	—	—	—	—	—	—	—	—	—	1.0	—	(1.0)	—
Fourth Quarter 2003 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	—	—	—	—	2.6	(2.3)	—	0.3

	—	$21.4	$(9.7)	$(10.4)	$1.3	$12.2	$(8.9)	$(0.5)	$4.1	$66.6	$(21.6)	$(31.2)	$17.9

      Substantially all 2002 restructuring accruals were paid in 2003. The company expects to complete payment of 2003 restructuring accruals within the next year.

Note 12 — Related Party Transactions

      Court Square Capital Limited, an indirect wholly owned subsidiary of Citigroup Inc., and its affiliate together owned approximately 15.1% of Fairchild Semiconductor’s outstanding capital stock as of December 29, 2002. To the company’s knowledge, based on SEC filings received by the company, Citicorp and affiliates had disposed of all their Fairchild Semiconductor shares by September 5, 2003. Citigroup Venture Capital Equity Partners, also an indirect wholly owned subsidiary of Citigroup Inc., indirectly owns an interest in ChipPAC, Inc. Paul C. Schorr IV, who is employed by Citigroup Venture Capital Equity Partners, is a member of the Fairchild Semiconductor board of directors and the ChipPAC board of directors. Fairchild

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Semiconductor subcontracts a portion of its assembly and test manufacturing operations to ChipPAC. Fairchild paid ChipPAC a total of approximately $34 million, $39 million and $25 million for such services in 2003, 2002 and 2001, respectively.

      In May and June, 2002, we completed a follow-on public stock offering in which the company sold 16,219,196 shares of newly issued common stock (including shares sold following the exercise of the underwriters’ over-allotment option) and Court Square Capital Limited sold 6,000,000 existing shares. Salomon Smith Barney, an affiliate of Citigroup Inc., was co-lead managing underwriter for that offering.

      On July 23, 2002, the company and John M. Watkins, Jr., Senior Vice President and Chief Information Officer, agreed to extend and modify the terms of existing loans that were made to Mr. Watkins in connection with his employment by the company in 2000. The original loans bore interest at a rate of 6.5% per year and were to have been repaid in April 2002 or earlier if Mr. Watkins’ employment were to have terminated for any reason. Under the modified terms, one of the loans, made to fund federal and state income tax withholding obligations resulting from a grant of restricted stock to Mr. Watkins when he joined the company, will be forgiven (with accrued interest to the date of forgiveness), and the company will pay taxes associated with such forgiveness, if Mr. Watkins remains employed by the company on July 23, 2004. During 2003, the company recorded a charge of $0.4 million to reflect the forgiveness of the loan and accrued interest. The other loan, not related to the tax obligations, must be repaid by Mr. Watkins on or before July 23, 2004. Including accrued interest to the date of the modifications, the principal amount of the tax-related loan was $0.5 million and the principal amount of the other loan was $0.2 million. The modified loans bear interest at a rate of 4.75% per year.

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

      In support of a bank line of credit made by a strategic equity investee, the company has issued a $2.9 million standby letter of credit, with terms through March 2004. The company would be required to perform in the event of a default on the bank line of credit of the equity investee. As recourse, the company has received a promise to grant a security interest in the proceeds of certain intellectual property. As of December 28, 2003, no amounts have been accrued for any estimated losses under the obligation, as it is probable that the equity investee will make all scheduled payments under the bank line of credit. We also estimate that the proceeds from liquidation of the collateral would be expected to cover the amount of potential future payments under the guarantee.

      The company has issued a $2.0 million guarantee of the existing indebtedness of a strategic technical partner, with terms through January 2004. The guarantee arose in consideration for fully paid-up and royalty free licenses covering usage of certain intellectual property. The company would be required to perform in the event of a default by the licensor. As recourse, the company has received a security interest in certain intellectual and other property. As of December 28, 2003, no amounts have been accrued for any estimated losses under the obligation, as it is probable that the strategic partner will make all scheduled payments under the existing indebtedness. We also estimate that the proceeds from liquidation of the collateral would be expected to cover the amount of potential future payments under the guarantee.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The company’s facilities in South Portland, Maine and West Jordan, Utah have ongoing remediation projects to respond to certain releases of hazardous substances that occurred prior to the Recapitalization. Pursuant to the Asset Purchase Agreement with National Semiconductor, National Semiconductor has agreed to indemnify the company for the future costs of these projects. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented. The current carrying value of the liability at December 28, 2003 was $0.4 million.

      The company’s former Mountain View, California, facility is located on a contaminated site under the Comprehensive Environmental Response, Compensation and Liability Act. Under the terms of the Acquisition Agreement with Raytheon Company, Raytheon Company has assumed responsibility for all remediation costs or other liabilities related to historical contamination. The purchaser of the Mountain View, California property received an environmental indemnity from us similar in scope to the one we received from Raytheon. The purchaser can hold us liable under our indemnity for any claims, liabilities or damages it incurs as a result of the historical contamination, including any remediation costs or other liabilities related to the contamination. We are unable to estimate the potential amounts of future payments; however, we do not expect any future payments to have a material impact on our earnings or financial condition.

      Pursuant to the 1999 asset agreement to purchase the power device business of Samsung Electronics Co., Ltd., Samsung agreed to indemnify the company for remediation costs and other liabilities related to historical contamination, up to $150 million. We are unable to estimate the potential amounts of future payments, if any; however, we do not expect any future payments to have a material impact on our earnings or financial condition.

      The company’s facility in Mountaintop, Pennsylvania has an ongoing remediation project to respond to releases of hazardous materials that occurred prior to acquisition of the discrete power products (DPP) business from Intersil Corporation. Under the Asset Purchase Agreement with Intersil, Intersil indemnified the company for specific environmental issues. The terms of the indemnification are without time limit and without maximum amount.

      From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. In August 2002 the company filed a lawsuit against the mold compound supplier, Sumitomo Bakelite Singapore Pte. Ltd. and other related parties, seeking unspecified damages, including damages caused to our customers. Other manufacturers have also filed lawsuits against the supplier in connection with the mold compound issue. The company’s lawsuit is pending in California Superior Court for Santa Clara County. The company is unable to predict the outcome of this litigation and there can be no assurances that the company will prevail, nor can the company predict the amount of damages the company may recover if the company does prevail. Although the company has not been sued by any of our customers as a result of this matter, several of our customers have threatened to begin litigation if their claims are not resolved according to their demands, and the company may face lawsuits as a result. The company has limited insurance coverage for such customer claims. Based on the company’s assessment of the claims to date, taking into account factors which the company believes are relevant, the company believes it to be reasonably possible that current claims may be in excess of the company’s insurance limits. At this time the company is unable to reasonably estimate any range of possible loss which may be incurred as a result of any customer claims or payments the company may make in excess of insurance coverage, and accordingly the company has made no provisions for such claims in our consolidated statements of operations. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, or if these claims proceed to litigation, or if the company

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

chooses to settle claims in settlement of or to avoid litigation, then the amount necessary to resolve such claims may or may not adversely affect the company’s financial results or financial position.

      In addition, in the normal course of business, the company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. All such matters are subject to uncertainties and outcomes that are not predictable with assurance. Consequently, the company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these additional matters at December 28, 2003. It is management’s opinion that after final disposition, any monetary liability or financial impact to the company would not be material to the company’s financial position, annual results of operations or cash flows.

Note 14 — Financial Instruments

Fair Value and Notional Principal of Derivative Financial Instruments

      The table below shows the fair value and notional principal of the company’s derivative financial instruments as of December 28, 2003 and December 29, 2002. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 28, 2003 and December 29, 2002. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

	December 28, 2003			December 29, 2002

	Notional	Carrying	Estimated	Notional	Carrying	Estimated
	Principal	Amount	Fair Value	Principal	Amount	Fair Value

(In millions)
Foreign currency exchange contracts	$88.1	$(2.8)	$(2.8)	$70.2	$(1.7)	$(1.7)

Fair Value of Financial Instruments

      A summary table of estimated fair values of other financial instruments is as follows:

	December 28, 2003		December 29, 2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In millions)
Long-Term Debt:
Senior subordinated notes	$350.0	$391.1	$650.0	$696.1
Convertible Senior Subordinated Notes	200.0	220.6	200.0	180.2
Term loans	301.9	301.9	3.2	3.2
Revolving Credit Facility borrowings	—	—	—	—

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

      In addition to the operating segments mentioned above, the company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by vice presidents who report to the Chief Executive Officer. The expenses of these groups are generally allocated to the operating segments based upon their percentage of total revenue and are included in the operating results reported below. The company does not allocate income taxes to its operating segments, and while interest expense allocations are made for informational purposes, the operating segments are principally evaluated on operating profit before interest and taxes.

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

      Statement of operations information on reportable segments for 2003, 2002, and 2001 is as follows:

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In millions)
Revenue and Operating Income (Loss):
Analog and Mixed Signal Products Group
Total revenue	$320.7	$358.8	$324.2
Operating income (loss)	(4.4)	27.8	2.5

Discrete Products Group
Total revenue	$780.1	$735.4	$664.6
Operating income	46.9	45.4	28.5

Logic and Memory Products Group
Total revenue	$166.9	$195.7	$283.4
Operating income (loss)	(5.9)	0.9	22.3

Other Total revenue	$128.1	$122.0	$135.5
Operating income (loss)(1)	(55.5)	18.2	(24.8)

Total Consolidated
Total revenue	$1,395.8	$1,411.9	$1,407.7
Operating income (loss)	(18.9)	92.3	28.5

(1)	Other includes in 2003, $2.1 million of in-process research and development costs associated with the company’s acquisition of the RF Components Division of Raytheon, $66.6 million for restructuring; in 2002, $1.7 million of in-process research and development costs associated with the company’s acquisitions of I-Cube and SPT, a $21.1 million gain on the sale of the military and space-related discrete power product line, and $12.2 million for restructuring; and in 2001, $13.8 million of in-process research

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and development costs associated with the company’s acquisitions of DPP and Impala Linear Corporation, and $21.4 million for restructuring.

      Depreciation and amortization by reportable operating segment were as follows:

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In millions)
Analog and Mixed Signal Products Group	$48.9	$40.7	$36.6
Discrete Products Group	95.9	91.3	84.8
Logic and Memory	27.5	29.5	43.1
Other	10.6	10.0	14.6

Total	$182.9	$171.5	$179.1

      Geographic revenue information is based on the locations of the selling entities within the indicated geographic areas. No individual foreign country except Korea is material to total revenues.

      Revenues by geographic region were as follows:

	Year Ended

	December 28,	December 29,	December 30,
	2003	2002	2001

	(In millions)
Total Revenues:
United States	$164.2	$191.7	$244.6
Other North America	45.2	53.4	80.2
Korea	279.2	304.4	264.8
Asia/Pacific	753.7	712.3	637.3
Europe	153.5	150.1	180.8

Total	$1,395.8	$1,411.9	$1,407.7

      In 2003, 2002 and in 2001, sales to Samsung Electronics accounted for 10.1%, 11.5%, and 10.1%, respectively, of the company’s total revenues.

      Geographic property, plant and equipment balances as of December 28, 2003 and December 29, 2002 are based on the physical locations within the indicated geographic areas and are as follows:

	December 28,	December 29,
	2003	2002

	(In millions)
Property, Plant & Equipment, Net:
United States	$313.0	$333.5
Korea	162.9	196.9
Philippines	43.3	50.3
Malaysia	40.7	55.1
China	42.9	16.2
All Others	19.9	8.9

Total	$622.7	$660.9

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Acquisitions and Divestures

      On October 20, 2003, the company completed its acquisition of the commercial unit of RF Components Division of the Raytheon Company for approximately $9.5 million in cash. Fairchild’s new RF Components product line is a developer and high volume manufacturer of components for the wireless communications industry. The purchase also included the acquisition of Raytheon’s foundry partnership agreement for the supply of gallium arsenide wafers and an equity stake in WIN Semiconductor Corporation, as well as access to foundry and support services at Raytheon’s Andover, Massachusetts facility. The transaction was accounted for as a purchase and the acquired product line’s results of operations since the date of acquisition have been included in the accompanying statement of operations. In connection with the purchase, the company recorded a non-recurring charge of $2.1 million for in-process research and development. The remaining purchase price was allocated to various tangible and intangible assets, which are amortized over their estimated useful lives of 7 years.

      On March 25, 2002, the company completed its acquisition of the assets of Signal Processing Technologies, Inc. (SPT), a wholly-owned subsidiary of Toko, Inc., for approximately $4.0 million in cash. The acquired business, located in Colorado Springs, Colorado, markets high performance analog-to-digital and digital-to-analog converters and comparators for the consumer, communications and industrial markets. The purchase also includes a design center in Horten, Norway. The transaction was accounted for as a purchase and the acquired business’s results of operations since the date of acquisition have been included in the accompanying statement of operations. In connection with the SPT purchase, the company recorded a non-recurring charge of $0.7 million for in-process research and development. The remaining purchase price was allocated to various tangible and identifiable intangible assets, which are amortized over their estimated useful lives of 5 years.

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

      On March 20, 2002, the Company sold its military and space-related discrete power product line to International Rectifier Corporation (IR) for approximately $29.6 million in cash. This military and space-related discrete product line was originally a component of the DPP acquisition in 2001, which is currently included in our Discrete Products Group segment. A decision was made to sell this space and defense product line subsequent to our acquisition, as the segment did not fit the strategic direction of the Company. The net carrying value of the assets sold consisted primarily of inventory ($2.6 million), developed technology ($5.2 million), and customer contracts, net of certain liabilities ($0.7 million) not assumed by IR. As a result of the sale, the Company recorded a gain of $21.1 million, which was net of the carrying value of the assets acquired by IR, primarily consisting of inventory and intellectual property, transaction fees and other costs associated with the sale.

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

      All acquisitions completed for 2003, 2002 and 2001 are immaterial and, therefore, no pro forma results of operations are presented.

Note 17 — Derivatives

      Effective January 1, 2001, the company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, and SFAS No. 138 Accounting for Certain Derivatives and Hedging Activities – An Amendment of FASB Statement No. 133, which modified certain provisions of SFAS No. 133. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. The company utilizes fair value hedges, as defined by SFAS No. 133 and SFAS No. 138, to hedge certain foreign currency balance sheet exposures and cash flow hedges to hedge certain foreign currency forecasted revenue streams. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

      The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro and the Japanese yen. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures.

      Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, had no impact on earnings for the years ended December 28, 2003, December 29, 2002, and December 30, 2001. No cash flow hedges were derecognized or discontinued in 2003, 2002 or 2001.

      The adoption of SFAS No. 133 and SFAS No. 138 on January 1, 2001, resulted in no cumulative adjustment to income or OCI as no cash flow derivative instruments were outstanding at December 31, 2000.

Note 18 — Condensed Consolidated Financial Statements

      Fairchild International and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under the 5% Convertible Senior Subordinated Notes and the Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild International as of December 28, 2003 and December 29, 2002 and related condensed consolidating statements of operations and cash flows for 2003, 2002, and 2001.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 28, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$503.3	$—	$27.8	$—	$531.1
Short-term marketable securities	—	15.8	—	—	—	15.8
Accounts receivable, net	—	18.3	1.2	133.9	—	153.4
Inventories	—	102.9	16.9	101.7	—	221.5
Deferred income taxes	—	39.6	0.8	0.4	—	40.8
Other current assets	—	11.1	0.1	10.2	—	21.4

Total current assets	—	691.0	19.0	274.0	—	984.0
Property, plant and equipment, net	—	235.5	77.5	309.7	—	622.7
Deferred income taxes	5.9	102.4	12.9	(7.1)	—	114.1
Intangible assets, net	—	7.0	56.6	114.0	—	177.6
Goodwill	—	8.0	221.5	0.4	—	229.9
Long-term marketable securities	—	80.4	—	—	—	80.4
Investment in subsidiary	1,143.6	1,018.6	263.0	64.9	(2,490.1)	—
Other assets	—	34.7	1.6	13.5	—	49.8

Total assets	$1,149.5	$2,177.6	$652.1	$769.4	$(2,490.1)	$2,258.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.3	$—	$—	$—	$3.3
Accounts payable	—	56.4	9.4	43.8	—	109.6
Accrued expenses and other current liabilities	—	75.9	10.5	48.4	—	134.8

Total current liabilities	—	135.6	19.9	92.2	—	247.7
Long-term debt, less current portion	—	848.6	—	—	—	848.6
Net intercompany (receivable) payable	—	50.5	(15.0)	(35.5)	—	—
Other liabilities	—	1.1	0.5	12.9	—	14.5

Total liabilities	—	1,035.8	5.4	69.6	—	1,110.8

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,236.2	—	—	—	—	1,236.2
Retained earnings (deficit)	(83.9)	1,143.6	646.7	699.8	(2,490.1)	(83.9)
Accumulated other comprehensive loss	—	(1.8)	—	—	—	(1.8)
Less treasury stock (at cost)	(4.0)	—	—	—	—	(4.0)

Total stockholders’ equity	1,149.5	1,141.8	646.7	699.8	(2,490.1)	1,147.7

Total liabilities and stockholders’ equity	$1,149.5	$2,177.6	$652.1	$769.4	$(2,490.1)	$2,258.5

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Twelve Months Ended December 28, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$1,217.2	$157.2	$1,582.9	$(1,561.5)	$1,395.8
Cost of sales	—	1,074.0	142.9	1,432.6	(1,561.5)	1,088.0

Gross profit	—	143.2	14.3	150.3	—	307.8

Operating expenses:
Research and development	—	27.7	21.9	25.2	—	74.8
Selling, general and administrative	—	97.9	7.2	44.8	—	149.9
Amortization of acquisition-related intangibles	—	0.1	9.2	24.0	—	33.3
Restructuring and impairments	—	14.3	11.9	40.4	—	66.6
Purchased in-process research and development	—	2.1	—	—	—	2.1

Total operating expenses	—	142.1	50.2	134.4	—	326.7

Operating income (loss)	—	1.1	(35.9)	15.9	—	(18.9)
Interest expense	—	74.4	—	—	—	74.4
Interest income	—	(7.4)	(0.1)	(0.7)	—	(8.2)
Other expense	—	23.4	—	—	—	23.4
Equity in subsidiary (income) loss	81.5	24.3	1.3	—	(107.1)	—

Income (loss) before income taxes	(81.5)	(113.6)	(37.1)	16.6	107.1	(108.5)
Provision (benefit) for income taxes	—	(32.1)	(1.3)	6.4	—	(27.0)

Net income (loss)	$(81.5)	$(81.5)	$(35.8)	$10.2	$107.1	$(81.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 28, 2003

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by operating activities:	$—	$30.8	$27.6	$67.9	$126.3

Investing activities:
Capital expenditures	—	(45.7)	(27.5)	(63.1)	(136.3)
Purchase of molds and tooling	—	—	(0.1)	(1.9)	(2.0)
Purchase of marketable securities	—	(139.5)	—	—	(139.5)
Sale of marketable securities	—	74.5	—	—	74.5
Acquisitions and divestitures, net of cash acquired	—	(9.5)	—	—	(9.5)
Investment (in) from affiliate	(0.6)	0.6	—	—	—

Cash used in investing activities	(0.6)	(119.6)	(27.6)	(65.0)	(212.8)

Financing activities:
Repayment of long-term debt	—	(301.3)	—	—	(301.3)
Issuance of long-term debt	—	300.0	—	—	300.0
Proceeds from issuance of common stock and from exercise of stock options, net	16.0	—	—	—	16.0
Purchase of treasury stock	(8.5)	—	—	—	(8.5)
Debt issuance costs	(6.9)	—	—	—	(6.9)

Cash provided by (used in) financing activities	0.6	(1.3)	—	—	(0.7)

Net change in cash and cash equivalents	—	(90.1)	—	2.9	(87.2)
Cash and cash equivalents at beginning of period	—	593.4	—	24.9	618.3

Cash and cash equivalents at end of period	$—	$503.3	$—	$27.8	$531.1

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—	$—	$8.4	$8.4

Interest	$—	$66.4	$—	$—	$66.4

Non-cash transactions:
Tax effect associated with hedging transactions	$—	$(0.5)	$—	$—	$(0.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 29, 2002

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$593.4	$—	$24.9	$—	$618.3
Short-term marketable securities	—	2.0	—	—	—	2.0
Accounts receivable, net	—	24.4	1.3	124.9	—	150.6
Inventories	—	106.5	16.9	85.4	—	208.8
Deferred income taxes	—	26.8	0.8	0.5	—	28.1
Other current assets	—	3.8	0.1	8.6	—	12.5

Total current assets	—	756.9	19.1	244.3	—	1,020.3
Property, plant and equipment, net	—	268.9	64.6	327.4	—	660.9
Deferred income taxes	5.9	72.3	12.7	(9.3)	—	81.6
Intangible assets, net	—	5.6	65.8	137.0	—	208.4
Goodwill	—	8.0	221.7	0.4	—	230.1
Long-term marketable securities	—	30.4	—	—	—	30.4
Investment in subsidiary	1,210.4	1,010.6	156.0	14.4	(2,391.4)	—
Other assets	—	39.4	1.7	15.3	—	56.4

Total assets	$1,216.3	$2,192.1	$541.6	$729.5	$(2,391.4)	$2,288.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$0.4	$—	$—	$—	$0.4
Accounts payable	—	50.7	3.9	59.1	—	113.7
Accrued expenses and other current liabilities	—	59.8	4.6	28.4	—	92.8

Total current liabilities	—	110.9	8.5	87.5	—	206.9
Long-term debt, less current portion	—	852.8	—	—	—	852.8
Net intercompany (receivable) payable	—	15.9	(50.8)	34.9	—	—
Other liabilities	—	3.2	1.7	8.3	—	13.2

Total liabilities	—	982.8	(40.6)	130.7	—	1,072.9

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,221.1	—	—	—	—	1,221.1
Retained earnings (deficit)	(2.4)	1,210.4	582.2	598.8	(2,391.4)	(2.4)
Accumulated other comprehensive loss	—	(1.1)	—	—	—	(1.1)
Less treasury stock (at cost)	(3.6)	—	—	—	—	(3.6)

Total stockholders’ equity	1,216.3	1,209.3	582.2	598.8	(2,391.4)	1,215.2

Total liabilities and stockholders’ equity	$1,216.3	$2,192.1	$541.6	$729.5	$(2,391.4)	$2,288.1

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 29, 2002

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	—	$1,161.4	$149.4	$1,534.6	$(1,433.5)	$1,411.9
Cost of sales	—	1,014.1	145.0	1,336.1	(1,433.5)	1,061.7

Gross profit	—	147.3	4.4	198.5	—	350.2
Operating expenses:
Research and development	—	35.3	22.3	24.6	—	82.2
Selling, general and administrative	—	57.7	39.7	47.7	—	145.1
Amortization of acquisition-related intangibles	—	—	9.3	28.5	—	37.8
Purchased in-process research and development	—	1.0	0.7	—	—	1.7
Restructuring and impairments	—	7.4	2.4	2.4	—	12.2
Gain on sale of space and defense product line	—	—	(21.1)	—	—	(21.1)

Total operating expenses	—	101.4	53.3	103.2	—	257.9

Operating income (loss)	—	45.9	(48.9)	95.3	—	92.3
Interest expense	—	99.2	—	—	—	99.2
Interest income	—	(11.4)	(0.2)	(1.0)	—	(12.6)
Other expense	—	22.1	—	—	—	22.1
Equity in subsidiary (income) loss	2.5	(42.0)	(64.3)	—	103.8	—

Income (loss) before income taxes	(2.5)	(22.0)	15.6	96.3	(103.8)	(16.4)
Provision (benefit) for income taxes	—	(19.5)	(0.4)	6.0	—	(13.9)

Net income (loss)	$(2.5)	$(2.5)	$16.0	$90.3	$(103.8)	$(2.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 29, 2002

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by operating activities:	$—	$70.4	$5.5	$61.2	$137.1

Investing activities:
Capital expenditures	—	(63.2)	(5.5)	(61.3)	(130.0)
Purchase of molds and tooling	—	—	—	(3.1)	(3.1)
Purchase of marketable securities	—	(32.4)	—	—	(32.4)
Acquisitions and divestitures, net of cash acquired	—	23.9	—	—	23.9
Investment (in) from affiliate	(403.8)	403.8	—	—	—

Cash provided by (used in) investing activities	(403.8)	332.1	(5.5)	(64.4)	(141.6)

Financing activities:
Repayment of long-term debt	—	(285.4)	—	—	(285.4)
Proceeds from issuance of common stock and from exercise of stock options, net	411.1	—	—	—	411.1
Purchase of treasury stock	(7.3)	—	—	—	(7.3)

Cash provided by (used in) financing activities	403.8	(285.4)	—	—	118.4

Net change in cash and cash equivalents	—	117.1	—	(3.2)	113.9
Cash and cash equivalents at beginning of period	—	476.3	—	28.1	504.4

Cash and cash equivalents at end of period	$—	$593.4	$—	$24.9	$618.3

Supplemental Cash Flow Information:
Cash paid (received), net during the period for:
Income taxes	$—	$(6.0)	$—	$3.7	$(2.3)

Interest	$—	$85.1	$—	$—	$85.1

Non-cash transactions:
Tax effect associated with hedging transactions	$—	$(2.3)	$—	$—	$(2.3)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 30, 2001

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	—	$1,186.2	$149.1	$1,337.8	$(1,265.4)	$1,407.7
Cost of sales	—	1,081.9	133.6	1,103.5	(1,265.4)	1,053.6

Gross profit	—	104.3	15.5	234.3	—	354.1
Operating expenses:
Research and development	—	40.8	21.2	21.0	—	83.0
Selling, general and administrative	—	89.3	17.1	47.9	—	154.3
Amortization of acquisition-related intangibles	—	0.4	23.1	29.6	—	53.1
Purchased in-process research and development	—	1.0	12.8	—	—	13.8
Restructuring and impairments	—	14.1	3.1	4.2	—	21.4

Total operating expenses	—	145.6	77.3	102.7	—	325.6

Operating income (loss)	—	(41.3)	(61.8)	131.6	—	28.5
Interest expense	—	103.6	0.1	0.2	—	103.9
Interest income	—	(14.5)	(0.4)	(0.4)	—	(15.3)
Other expense	—	4.0	—	—	—	4.0
Equity in subsidiary (income) loss	41.7	(69.0)	(12.5)	—	39.8	—

Income (loss) before income taxes	(41.7)	(65.4)	(49.0)	131.8	(39.8)	(64.1)
Provision (benefit) for income taxes	—	(23.7)	(0.7)	2.0	—	(22.4)

Net income (loss)	$(41.7)	$(41.7)	$(48.3)	$129.8	$(39.8)	$(41.7)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 30, 2001

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by operating activities:	$—	$102.1	$0.8	$52.9	$155.8

Investing activities:
Capital expenditures	—	(69.5)	(0.7)	(47.6)	(117.8)
Proceeds from sale of property, plant and equipment	—	4.1	—	—	4.1
Purchase of molds and tooling	—	—	(0.1)	(4.5)	(4.6)
Purchase of strategic investments	—	(3.5)	—	—	(3.5)
Acquisitions, net of cash acquired	—	(344.5)	—	—	(344.5)
Investment (in) from affiliate	(1.5)	1.5	—	—	—

Cash used in investing activities	(1.5)	(411.9)	(0.8)	(52.1)	(466.3)

Financing activities:
Repayment of long-term debt	—	(120.5)	—	—	(120.5)
Issuance of long-term debt	—	550.0	—	—	550.0
Proceeds from issuance of common stock and from exercise of stock options, net	7.3	—	—	—	7.3
Purchase of treasury stock	(5.8)	—	—	—	(5.8)
Debt issuance costs	—	(17.9)	—	—	(17.9)

Cash provided by financing activities	1.5	411.6	—	—	413.1

Net change in cash and cash equivalents	—	101.8	—	0.8	102.6
Cash and cash equivalents at beginning of period	—	374.5	—	27.3	401.8

Cash and cash equivalents at end of period	$—	$476.3	$—	$28.1	$504.4

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$—	$(0.3)	$—	$16.8	$16.5

Interest	$—	$82.3	$—	$—	$82.3

Non-cash transactions:
Stock issued for acquisitions	$—	$4.1	$—	$—	$4.1

Tax effect associated with hedging transactions	$—	$0.6	$—	$—	$0.6

Return of acquisition stock escrow shares to treasury	$—	$0.3	$—	$—	$0.3

Note 19 — Unaudited Quarterly Financial Information

      The following is a summary of unaudited quarterly financial information for 2003 and 2002 (in millions, except per share amounts):

	2003

	First	Second	Third	Fourth

Total revenue	$351.1	$347.1	$328.4	$369.2
Gross profit	77.5	72.2	69.3	88.8
Net income (loss)(a)	(17.6)	(63.8)	(5.4)	5.3
Basic earnings (loss) per common share	$(0.15)	$(0.54)	$(0.05)	$0.04
Diluted earnings (loss) per common share	$(0.15)	$(0.54)	$(0.05)	$0.04

	2002

	First	Second	Third	Fourth

Total revenue	$336.9	$360.5	$360.6	$353.9
Gross profit	79.6	96.4	90.1	84.1
Net income (loss)(b)	2.7	(13.0)	4.3	3.5
Basic earnings (loss) per common share	$0.03	$(0.12)	$0.04	$0.03
Diluted earnings (loss) per common share	$0.03	$(0.12)	$0.04	$0.03

Note:     Amounts may not add due to rounding.

(a)	Includes a total of $2.1 million for in-process research and development charges recorded in the fourth quarter, a total of $66.6 million for restructuring and impairments recorded across all quarters, $23.4 million for costs associated with the redemption of 10 3/8% notes in the second quarter, $5.5 million of distributor sales reserves recorded in connection with consolidation recorded in the first, second, and third quarters and $4.0 million of inventory charges associated with consolidation in the second and third quarters.

(b)	Includes a total of $1.7 million for in-process research and development charges recorded in the first quarter, a total of $12.2 million for restructuring and impairments recorded in the first and fourth quarters, $22.1 million for costs associated with the redemption of 10 1/8 Notes in the second quarter, $1.6 million inventory charge associated with the Analog restructuring recorded in the fourth quarter and a $21.1 million gain on the sale of the space and defense product line in the first quarter.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.     Controls and Procedures

      We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. Any control system, however, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the system’s objectives will be met. As of the end of the period covered by this report, our CEO and CFO have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

      There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information regarding directors set forth under the caption “Proposal 1 — Election of Directors” appearing in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 28, 2003 (the “2004 Proxy Statement”), is incorporated by reference.

      The information regarding executive officers set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K is incorporated by reference.

      The information regarding our Code of Ethics as set forth under the caption “Senior Officer Code of Ethics” in the 2004 Proxy Statement is incorporated by reference.

      The information set forth under the caption “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in the 2004 Proxy Statement is incorporated by reference.

      The information regarding our Audit Committee, and its members, as set forth under the caption “Audit Committee” in our 2004 Proxy Statement is incorporated by reference.

Item 11.     Executive Compensation

      The information set forth under the caption “Executive Compensation” in the 2004 Proxy Statement is incorporated by reference.

Item 12.     Security Ownership of Certain Holders and Management

      The information set forth under the caption “Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers” in the 2004 Proxy Statement is incorporated by reference.

      The information regarding our equity compensation plans as set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Programs” in Item 5 of this annual report on Form 10-K is incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

      The information set forth under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement is incorporated by reference.

Item 14.     Principal Accountant’s Fees and Services

      The information set forth under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement is incorporated by reference.

      The information set forth under the caption “Independent Public Auditors” is our 2004 Proxy Statement is incorporated by reference.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements. Financial Statements included in this annual report are listed under Item 8.

(2)	Financial Statement Schedules. Financial statement schedules included in this report are listed under Item 15(c).

(3)	List of Exhibits. See the Exhibit Index beginning on page 91 in this annual report.

(b)	Reports on Form 8-K: On October 16, 2003, we filed a current report on Form 8-K relating to financial information for the three and nine months ended September 28, 2003 and forward looking statements relating to the fourth quarter and the year ended December 28, 2003, as announced in a press release dated October 16, 2003. The press release is incorporated in, and filed as an exhibit to, the current report.

On December 3, 2003, we filed a current report on Form 8-K relating to the update of our forward-looking guidance for the fourth quarter of 2003, as announced in a press release dated December 3, 2003. The press release is incorporated in, and filed as an exhibit to, the current report.

(c)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

The Board of Directors

Fairchild Semiconductor International, Inc.

      Under the date of January 15, 2004, we reported on the consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the years in the three-year period ended December 28, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in Item 15(c). This financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

January 15, 2004
Boston, Massachusetts

Schedule II — Valuation and Qualifying Accounts

			Other	Deferred tax
	Price	Product	Returns and	valuation
Description	Protection	Returns	Allowances	allowance	Total

	(In millions)
Balances at December 31, 2000	$6.3	$8.7	$3.3	$1.3	$19.6
Charged to costs and expenses	15.6	19.0	5.0	2.5	42.1
Balance of acquired company (1)	—	3.6	0.1	—	3.7
Deductions	(17.3)	(23.3)	(5.5)	—	(46.1)

Balances at December 30, 2001	4.6	8.0	2.9	3.8	19.3
Charged to costs and expenses	14.7	23.8	5.0	(2.5)	41.0
Deductions	(14.8)	(23.0)	(5.7)	—	(43.5)

Balances at December 29, 2002	4.5	8.8	2.2	1.3	16.8
Charged to costs and expenses	19.1	20.9	11.9	—	51.9
Deductions	(18.0)	(21.2)	(9.1)	—	(48.3)
Charged to other accounts	0.6	0.1	(0.2)	—	0.5

Balances at December 28, 2003	$6.2	$8.6	$4.8	$1.3	$20.9

(1)	For returns and allowances, these amounts represent reserves obtained through the acquisition of DPP.

      All other schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

EXHIBIT INDEX

Exhibit
No.	Description

2.01	Asset Purchase Agreement, dated as of March 11, 1997, between Fairchild Semiconductor Corporation and National Semiconductor Corporation.(1)
2.02	Acquisition Agreement, dated November 25, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company.(2)
2.03	Amendment No. 1 to Acquisition Agreement, dated December 29, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company.(2)
2.04	Business Transfer Agreement, dated December 20, 1998, between Samsung Electronics Co., Ltd. and Fairchild Semiconductor Corporation.(3)
2.05	Closing Agreement, dated April 13, 1999, among Samsung Electronics Co. Ltd., Fairchild Korea Semiconductor Ltd. and Fairchild Semiconductor Corporation.(3)
2.06	Asset Purchase Agreement, dated as of January 20, 2001, among Intersil Corporation, Intersil (PA) LLC and Fairchild Semiconductor Corporation, and Amendment No. 1 thereto, dated as of March 16, 2001.(14)
3.01	Restated Certificate of Incorporation.(4)
3.02	Certificate of Amendment to Restated Certificate of Incorporation.(5)
3.03	Certificate of Amendment to Restated Certificate of Incorporation.(6)
3.04	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 16, 2003.(20)
3.05	Restated Bylaws.(7)
4.01	The relevant portions of the Restated Certificate of Incorporation, as amended. (included in Exhibits 3.01, 3.02 and 3.03)
4.02	The relevant portions of the Restated Bylaws. (included in Exhibit 3.04)
4.03	Registration Rights Agreement, dated March 11, 1997, among Fairchild Semiconductor International, Inc., Sterling Holding Company, LLC, National Semiconductor Corporation and certain management investors.(8)
4.04	Indenture, dated as of January 31, 2001, relating to $350,000,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2009, among Fairchild Semiconductor Corporation, as Issuer, Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation of California, QT Optoelectronics, Inc., QT Optoelectronics, KOTA Microcircuits, Inc., as Guarantors, and United States Trust Company of New York, as Trustee.(13)
4.05	Form of 10 1/2% Senior Subordinated Notes due 2009. (included in Exhibit 4.04)
4.06	Indenture, dated as of October 31, 2001, relating to $200,000,000 aggregate principal amount of 5% Convertible Senior Subordinated Notes due 2008, among Fairchild Semiconductor Corporation, as Issuer, Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation of California, QT Optoelectronics, Inc., QT Optoelectronics, KOTA Microcircuits, Inc., as Guarantors, and The Bank of New York, as Trustee.(9)
4.07	Form of 5% Convertible Senior Subordinated Notes due 2008. (included in Exhibit 4.06)
10.01	Credit Agreement, dated as of June 19, 2003, among Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Deutsche Bank Trust Company Americas, Fleet National Bank, Credit Suisse First Boston, Lehman Commercial Paper Inc. and Morgan Stanley Senior Funding, Inc.(18)
10.02	First Amendment to Credit Agreement, dated as of October 28, 2003.(19)
10.03	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation.(10)
10.04	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation.(1)
10.05	Fairchild Benefit Restoration Plan.(1)

Exhibit
No.	Description

10.06	Fairchild Incentive Plan.(1)
10.07	FSC Semiconductor Corporation Executive Officer Incentive Plan.(1)
10.08	Fairchild Semiconductor International, Inc. 2000 Stock Option Plan.(11)
10.09	Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan.(11)
10.10	Executive Stock Option Agreements, under the 2000 Executive Stock Option Plan, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(11)
10.11	Executive Stock Option Agreement, under the 2000 Executive Stock Option Plan, between Fairchild Semiconductor International, Inc. and John M. Watkins, Jr.(16)
10.12	Memorandum, dated August 7, 2001, from Kirk P. Pond to certain executive officers in connection with option cancellation and replacement program.(12)
10.13	Executive Stock Option Agreements under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(14)
10.14	Executive Stock Option Agreements under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and certain other executive officers.(14)
10.15	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(14)
10.16	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and certain other executive officers.(14)
10.17	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, each dated February 7, 2002, between Fairchild Semiconductor International, Inc. and Hans Wildenberg.(16)
10.18	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of its non-employee directors.(14)
10.19	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated as of April 28, 2003, between Fairchild Semiconductor International, Inc. and Kirk P. Pond.(17)
10.20	Non-Qualified Stock Option Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Hans Wildenberg.(17)
10.21	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and John M. Watkins, Jr.(17)
10.22	Non-Qualified Stock Option Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and each of its non-employee directors.(17)
10.23	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Laurenz Schmidt.
10.24	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Kirk P. Pond.(17)
10.25	Deferred Stock Unit Award Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Hans Wildenberg.(17)
10.26	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and John M. Watkins, Jr.(17)
10.27	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Laurenz Schmidt.
10.28	Fairchild Semiconductor Restated Stock Option Plan.(15)
10.29	Fairchild Semiconductor Stock Plan.(16)

Exhibit
No.	Description

10.30	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Kirk P. Pond.(11)
10.31	Amendment to Employment Agreement, dated as of March 7, 2003, between Fairchild Semiconductor Corporation and Kirk P. Pond.(16)
10.32	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Joseph R. Martin.(11)
10.33	Amendment to Employment Agreement, dated as of November 20, 2002, between Fairchild Semiconductor Corporation and Joseph R. Martin.(16)
10.34	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Daniel E. Boxer.(11)
10.35	Amendment to Employment Agreement, dated as of November 20, 2002, between Fairchild Semiconductor Corporation and Daniel E. Boxer.(16)
10.36	Employment Letter Agreement between Fairchild Semiconductor Corporation and John M. Watkins, Jr.(14)
10.37	Promissory Notes, dated July 23, 2002, from John M. Watkins, Jr. in favor of Fairchild Semiconductor Corporation.(16)
10.38	Letter Agreement regarding restricted stock, dated April 3, 2000, between Fairchild Semiconductor Corporation and John M. Watkins, Jr.(16)
10.39	Employment Agreement dated as of April 1, 2003, between Fairchild Semiconductor Corporation and John M. Watkins, Jr.(17)
10.40	Employment Agreement dated as of April 28, 2003, between Fairchild Semiconductor Corporation and Johannes H. Wildenberg.(17)
10.41	Letter Agreement regarding restricted stock, dated June 5, 2001, between Fairchild Semiconductor Corporation and Hans Wildenberg.(16)
10.42	Employment Agreement dated as of April 1, 2003, between Fairchild Semiconductor Corporation and Laurenz Schmidt.
10.43	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd.(8)
10.44	Fairchild Executive Incentive Plan, as amended and restated, effective June 1, 1998(8)
10.45	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company(2)
21.01	Subsidiaries.
23.01	Consent of KPMG LLP.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kirk P. Pond.
32.2	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Matthew W. Towse.
99.03	Code of Ethics(16)

(1)	Incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).

(2)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.

(3)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated April 13, 1999, filed April 27, 1999.

(4)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999, filed August 27, 1999.

(5)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed June 29, 2000 (File No. 333-40412).

(6)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed April 27, 2001 (File No. 333-58848).

(7)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-4, filed March 23, 2000 (File No. 333-33082).

(8)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).

(9)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-3, filed December 21, 2001 (File No. 333-75678).

(10)	Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).

(11)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.

(12)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

(13)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 26, 2001.

(14)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.

(15)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001, filed March 15, 2002.

(16)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed March 21, 2003.

(17)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003.

(18)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed August 13, 2003.

(19)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, filed November 12, 2003.

(20)	Incorporated by reference from Amendment No. 1 to our registration statement on Form 8-A, filed with the S.E.C. on May 16, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

By:	/s/ KIRK P. POND

Kirk P. Pond
President and Chief Executive Officer

Date: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIRK P. POND Kirk P. Pond	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	March 12, 2004

/s/ JOSEPH R. MARTIN Joseph R. Martin	Vice Chairman of the Board of Directors, Senior Executive Vice President	March 12, 2004

/s/ MATTHEW W. TOWSE Matthew W. Towse	Senior Vice President and Chief Financial Officer (principal financial officer)	March 12, 2004

/s/ ROBIN A. SAWYER Robin A. Sawyer	Vice President, Corporate Controller (principal accounting officer)	March 12, 2004

/s/ WILLIAM N. STOUT William N. Stout	Director	March 12, 2004

/s/ RICHARD M. CASHIN, JR. Richard M. Cashin, Jr.	Director	March 12, 2004

/s/ PAUL C. SCHORR IV Paul C. Schorr IV	Director	March 12, 2004

/s/ RONALD W. SHELLY Ronald W. Shelly	Director	March 12, 2004

/s/ CHARLES M. CLOUGH Charles M. Clough	Director	March 12, 2004

Signature	Title	Date

/s/ CHARLES P. CARINALLI Charles P. Carinalli	Director	March 12, 2004

/s/ THOMAS L. MAGNANTI Thomas L. Magnanti	Director	March 12, 2004