Form 10-Q
period 2004-03-28
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2004-05-07
CIK 1036960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2004
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The number of shares outstanding of the issuer’s classes of common stock as of the close of business on March 28, 2004:

Title of Each Class	Number of Shares

Common Stock	119,211,798

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 28, 2004 and December 28, 2003	2
	Consolidated Statements of Operations for the Three Months Ended March 28, 2004 and March 30, 2003	3
	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 28, 2004 and March 30, 2003	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 28, 2004 and March 30, 2003	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Disclosure Controls and Procedures	33

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	34
Item 6.	Exhibits and Reports on Form 8-K	34
Signature		35
Ex-3.1 2nd Certificate of Incorporation
Ex-10.1 Amendment to Martin Employment Agreement
Ex-10.2 Amendment to Boxer Employment Agreement
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)

	March 28,	December 28,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$525.9	$531.1
Short-term marketable securities	18.6	15.8
Accounts receivable, net	170.3	153.4
Inventories	223.2	221.5
Deferred income taxes	40.0	40.8
Other current assets	21.7	21.4

Total current assets	999.7	984.0
Property, plant and equipment, net	629.1	622.7
Deferred income taxes	114.3	114.1
Intangible assets, net	169.9	177.6
Goodwill	229.9	229.9
Long-term marketable securities	81.6	80.4
Other assets	55.1	49.8

Total assets	$2,279.6	$2,258.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.3	$3.3
Accounts payable	114.4	109.6
Accrued expenses and other current liabilities	120.5	134.8

Total current liabilities	238.2	247.7
Long-term debt, less current portion	847.7	848.6
Other liabilities	14.5	14.5

Total liabilities	1,100.4	1,110.8
Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,253.5	1,236.2
Accumulated deficit	(70.9)	(83.9)
Accumulated other comprehensive loss	(0.4)	(1.8)
Less treasury stock (at cost)	(4.2)	(4.0)

Total stockholders’ equity	1,179.2	1,147.7

Total liabilities and stockholders’ equity	$2,279.6	$2,258.5

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended

	March 28,	March 30,
	2004	2003

Total revenue	$399.7	$351.1
Cost of sales	294.4	273.6

Gross profit	105.3	77.5

Operating expenses:
Research and development	20.7	19.1
Selling, general and administrative	41.7	39.2
Amortization of acquisition-related intangibles	7.6	9.5
Restructuring and impairments	3.8	10.4

Total operating expenses	73.8	78.2

Operating income (loss)	31.5	(0.7)
Interest expense	15.8	20.9
Interest income	(2.6)	(2.5)

Income (loss) before income taxes	18.3	(19.1)
Provision (benefit) for income taxes	5.3	(1.5)

Net income (loss)	$13.0	$(17.6)

Net income (loss) per common share:
Basic	$0.11	$(0.15)

Diluted	$0.10	$(0.15)

Weighted average common shares:
Basic	119.0	117.2

Diluted	125.5	117.2

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended

	March 28,	March 30,
	2004	2003

Net income (loss)	$13.0	$(17.6)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	0.3	(0.6)
Net amount reclassified to earnings	1.0	1.1
Unrealized holding gain on marketable securities	0.1	0.1

Comprehensive income (loss)	$14.4	$(17.0)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended

	March 28,	March 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$13.0	$(17.6)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	44.9	46.1
Amortization of deferred compensation	0.8	0.7
Non-cash restructuring and impairment expense	0.2	2.7
Non-cash financing expense	1.0	1.1
Loss on disposal of property, plant and equipment	—	1.1
Deferred income taxes	3.1	(10.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(16.5)	(3.0)
Inventories	(1.7)	(4.5)
Other current assets	1.7	2.4
Current liabilities	(9.5)	20.0
Other assets and liabilities, net	(6.3)	1.6

Cash provided by operating activities	30.7	40.5

Cash flows from investing activities:
Capital expenditures	(43.4)	(28.8)
Purchase of molds and tooling	(0.3)	(0.2)
Purchase of long-term marketable securities	(36.3)	(48.8)
Sale of marketable securities	32.0	19.5

Cash used in investing activities	(48.0)	(58.3)

Cash flows from financing activities:
Repayment of long-term debt	(0.9)	(0.4)
Proceeds from issuance of common stock and from exercise of stock options, net	15.1	2.0
Purchase of treasury stock	(2.1)	(2.2)

Cash provided by (used in) financing activities	12.1	(0.6)

Net change in cash and cash equivalents	(5.2)	(18.4)
Cash and cash equivalents at beginning of period	531.1	618.3

Cash and cash equivalents at end of period	$525.9	$599.9

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

      The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the “company”) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 28, 2003. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 28, 2003. Certain amounts for prior periods have been reclassified to conform to the current presentation.

Note 2 — Inventories

      The components of inventories are as follows:

	March 28,	December 28,
	2004	2003

	(In millions)
Raw materials	$25.9	$24.7
Work in process	159.4	163.1
Finished goods	37.9	33.7

Total inventories	$223.2	$221.5

Note 3 — Computation of Net Income (Loss) Per Share

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

      As a result of the net loss reported for the three months ended March 30, 2003, approximately 0.9 million common equivalent shares have been excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive. In addition, $1.7 million was not included in the computation of net income (loss) for the three months ended March 28, 2004 and March 30, 2003, and 6.7 million potential common shares were not included in the computation of diluted earnings per share as a result of the assumed conversion of the convertible senior subordinated notes because the effect would have been anti-dilutive.

Note 4 — Supplemental Cash Flow Information

	Three Months Ended

	March 28,	March 30,
	2004	2003

	(In millions)
Cash paid, net for:
Income taxes	$1.2	$0.5

Interest	$21.3	$18.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Stock Based Compensation

      The company has certain stock option plans. The company accounts for those plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the company applied the fair value based method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to record expense for stock option compensation.

	Three Months Ended

	March 28,	March 30,
	2004	2003

	(In millions, except per
	share amounts)
Net income (loss), as reported	$13.0	$(17.6)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12.7)	(12.5)

Pro forma net income (loss)	$0.3	$(30.1)

Earnings per share:
Basic — as reported	$0.11	$(0.15)

Basic — pro forma	$—	$(0.26)

Diluted — as reported	$0.10	$(0.15)

Diluted — pro forma	$—	$(0.26)

      The weighted average fair value of options granted was $26.16 for the first quarter of 2004, and $11.47 in the first quarter of 2003. The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

	Three Months Ended

	March 28,	March 30,
	2004	2003

Expected volatility	69%	60%
Dividend yield	—	—
Risk-free interest rate	3.10%	3.87%
Expected life, in years	6.0	6.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Goodwill and Intangible Assets

      A summary of acquired intangible assets is as follows:

		As of March 28, 2004		As of December 28, 2003

	Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization

		(In millions)
Identifiable intangible assets:
Developed technology	5 - 15 years	$225.6	$(76.6)	$225.6	$(72.0)
Customer base	8 years	55.8	(35.3)	55.8	(33.5)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(29.1)
Trademarks and tradenames	4 years	24.9	(24.9)	24.9	(24.9)
Patents	4 years	5.3	(4.9)	5.4	(5.0)

Subtotal		342.0	(172.1)	342.1	(164.5)
Goodwill	—	229.9	—	229.9	—

Total		$571.9	$(172.1)	$572.0	$(164.5)

      The carrying amount of goodwill by reporting unit is as follows:

	Domestic	Domestic	Opto-
	Analog	Discrete	electronics	Total

	(in millions)
Balance as of December 28, 2003	$15.5	$159.9	$54.5	$229.9
Balance as of March 28, 2004	$15.5	$159.9	$54.5	$229.9

      During the three months ended March 28, 2004, there were no changes to the carrying amount of goodwill due to acquisitions or divestitures. Identified reporting units which carry goodwill include domestic analog and domestic discrete, which are included in the Analog and Discrete segments, respectively, and Optoelectronics, which does not meet the requirements of a reportable segment as defined in SFAS No. 131.

      The estimated amortization expense for the remainder of Fiscal 2004 and for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	In millions

Remainder of Fiscal 2004	$18.3
Fiscal 2005	24.0
Fiscal 2006	23.7
Fiscal 2007	18.5
Fiscal 2008	16.8
Fiscal 2009	16.8

Note 7 — Segment Information

      The company is currently organized into three reportable segments: Analog and Mixed Signal Products Group, Discrete Products Group and Logic and Memory Products Group.

      The company has determined that its Optoelectronics Group does not meet the threshold for a separate reportable segment under SFAS No. 131, and accordingly this segment’s results are included as part of the “Other” category for all periods presented. Also included in “Other” is the contract manufacturing business.

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

      Selected operating segment financial information for the three months ended March 28, 2004 and March 30, 2003 is as follows:

	Three Months Ended

	March 28,	March 30,
	2004	2003

	(In millions)
Revenue and Operating Income (Loss):
Analog and Mixed Signal Products Group
Total revenue	$86.9	$85.9
Operating income (loss)	6.5	(3.9)

Discrete Products Group
Total revenue	$234.9	$189.5
Operating income	23.1	10.2

Logic and Memory Products Group
Total revenue	$46.4	$44.3
Operating income	3.8	0.4

Other
Total revenue	$31.5	$31.4
Operating loss (1)	(1.9)	(7.4)

Total Consolidated
Total revenue	$399.7	$351.1
Operating income (loss)	$31.5	$(0.7)

(1)	Other includes $3.8 million of restructuring in the first quarter of 2004, and $10.4 million of restructuring in the first quarter of 2003.

Note 8 — Restructuring and Impairments

      During the three months ended March 28, 2004, the company recorded a restructuring charge of $3.8 million. The restructuring charge included $2.5 million relating to our 6” Mountaintop, PA closure, primarily associated with the decommissioning of certain assets, $0.2 million of asset impairment charges relating to the discontinuation of our Memory product line, $0.9 million reversal of employee separation costs related to fewer than anticipated headcount reduction actions related to the 4” closure in South Portland, ME, an additional $0.9 million primarily relating to decommissioning of certain assets relating to the closure of our 4” South Portland, ME closure, $0.2 million of additional charges relating to the closure of our Kuala Lumpur, Malaysia plant and $0.9 million of employee separation costs relating to the severance for approximately 15 employees in the United States associated with on-going infrastructure alignment projects.

      In addition, the company recorded charges of $(1.9) million and $0.9 million of distributor and inventory reserves, recorded in revenues and cost of sales, respectively, associated with our 2003 restructuring actions.

      During the first quarter of 2003, the company recorded a charge of $10.4 million. Related to our action to close the 6” Mountaintop, PA wafer fab, we recorded charges of $4.7 million to cover employee separation costs relating to the termination of approximately 170 employees, $2.2 million of asset impairments,

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.5 million for exit costs associated with the decommissioning of certain assets and $0.5 million in expected lease termination and other exit costs.

      In addition, we recorded $1.0 million for first quarter employee separation costs associated with the termination of approximately 20 employees and $0.5 million of asset impairments associated with our analog restructuring actions. The headcount actions relating to the first quarter 2003 actions were completed by the end of the third quarter 2003 and impacted manufacturing and non-manufacturing personnel, primarily in the United States.

      In addition, the company recorded a charge of $2.2 million of additional distributor reserves as a reduction of revenues as a result of the discontinuation of certain products in connection with the 6” fab closure.

      The following table summarizes the activity in the company’s accrual for restructuring and impairment costs for the three months ended March 28, 2004 (in millions):

	Accrual				Accrual
	Balance at	New	Cash	Non-Cash	Balance at
	12/28/2003	Charges	Paid	Items	3/28/2004

Fourth Quarter 2001 Restructuring Program:
Employee Separation Costs	$0.1	$—	$—	$—	$0.1
First Quarter 2003 Restructuring Program:
Mountaintop, PA 6” Closure Employee Separation Costs	4.2	—	(3.1)	—	1.1
Mountaintop, PA 6” Closure Asset Write-Offs, Environmental, Other	2.2	2.5	(2.3)	—	2.4
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	1.7	—	(0.8)	—	0.9
Memory asset write-offs	—	0.2	—	(0.2)	—
South Portland, ME 4” Closure Employee Separation Costs	3.2	(0.9)	(0.7)	—	1.6
South Portland, ME 4” Closure Asset Write- Offs, Other	0.9	0.9	(0.9)	—	0.9
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	4.6	—	—	—	4.6
Kuala Lumpur, Malaysia Plant Closure Asset Impairment, Other	—	0.2	(0.2)	—	—
Wuxi, China Plant Closure Employee Separation Costs	0.7	—	—	—	0.7
Fourth Quarter 2003 Restructuring Program:
Employee Separation Costs	0.3	—	(0.1)	—	0.2
First Quarter 2004 Restructuring Program:
Employee Separation Costs	—	0.9	—	—	0.9

	$17.9	$3.8	$(8.1)	$(0.2)	$13.4

      The company expects that all amounts, other than charges related to the first quarter of 2004 restructuring program, will be paid by the end of 2004. The company expects that amounts for the first quarter 2004 restructuring program will be paid by the end of 2005.

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

      Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, had no impact on earnings for the three months ended March 28, 2004. No cash flow hedges were derecognized or discontinued for the three months ended March 28, 2004.

      Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. The company estimates that the entire $(0.4) million of net unrealized derivative loss included in OCI will be reclassified into earnings within the next twelve months.

Note 12 — Contingencies

      From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. In August 2002 the company filed a lawsuit against the mold compound supplier, Sumitomo Bakelite Singapore Pte. Ltd. and other related parties, seeking unspecified damages, including damages caused to our customers. Other manufactures have also filed lawsuits against the supplier in connection with the mold compound issue. The company’s lawsuit is pending in California Superior Court for Santa Clara County. The company is unable to predict or determine the outcome of this litigation, and there can be no assurances that the company will prevail, nor can the company predict the amount of damages the company may recover if the company does prevail. Although the company has not been sued by any of our customers as a result of this matter, several of our customers have threatened to begin litigation if their claims are not resolved according to their demands, and the company may face lawsuits as a result. The company has limited insurance coverage for such customer claims. Based on the company’s assessment of the claims to date, taking into account factors the company believes are relevant, the company believes it to be reasonably possible that current claims may be in excess of the company’s insurance limits. At this time the company is unable to reasonably estimate any range of possible loss which may be incurred as a result of any customer claims or payments the company may make in excess of insurance coverage, and accordingly the company has made no provisions for such claims in our consolidated statement of operations. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, or if these claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the amount necessary to resolve such claims may adversely affect the company’s financial results or financial position.

Note 13 — Consolidating Financial Statements

      The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under the 5% Convertible Senior Subordinated Notes and the Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild International as of March 28, 2004 and December 28, 2003 and related condensed consolidating statements of operations and cash flows for the three months ended March 28, 2004, and March 30, 2003.

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	March 28, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$496.2	$—	$29.7	$—	$525.9
Short-term marketable securities	—	18.6	—	—	—	18.6
Accounts receivable, net	—	28.6	—	141.7	—	170.3
Inventories	—	109.6	17.4	96.2	—	223.2
Deferred income taxes	—	38.8	0.7	0.5	—	40.0
Other current assets	—	14.4	0.3	7.0	—	21.7

Total current assets	—	706.2	18.4	275.1	—	999.7
Property, plant and equipment, net	—	232.7	85.2	311.2	—	629.1
Deferred income taxes	5.9	102.3	12.9	(6.8)	—	114.3
Intangible assets, net	—	6.6	54.6	108.7	—	169.9
Goodwill	—	8.0	221.5	0.4	—	229.9
Long-term marketable securities	—	81.6	—	—	—	81.6
Investment in subsidiary	1,173.7	1,086.3	263.1	71.1	(2,594.2)	—
Other assets	—	38.2	1.8	15.1	—	55.1

Total assets	$1,179.6	$2,261.9	$657.5	$774.8	$(2,594.2)	$2,279.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.3	$—	$—	$—	$3.3
Accounts payable	—	61.5	8.5	44.4	—	114.4
Accrued expenses and other current liabilities	—	63.7	7.3	49.5	—	120.5

Total current liabilities	—	128.5	15.8	93.9	—	238.2
Long-term debt, less current portion	—	847.7	—	—	—	847.7
Net intercompany (receivable) payable	—	111.9	(21.1)	(90.8)	—	—
Other liabilities	—	0.5	0.5	13.5	—	14.5

Total liabilities	—	1,088.6	(4.8)	16.6	—	1,100.4

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,253.5	—	—	—	—	1,253.5
Retained earnings (deficit)	(70.9)	1,173.7	662.3	758.2	(2,594.2)	(70.9)
Accumulated other comprehensive loss	—	(0.4)	—	—	—	(0.4)
Less treasury stock (at cost)	(4.2)	—	—	—	—	(4.2)

Total stockholders’ equity	1,179.6	1,173.3	662.3	758.2	(2,594.2)	1,179.2

Total liabilities and stockholders’ equity	$1,179.6	$2,261.9	$657.5	$774.8	$(2,594.2)	$2,279.6

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 28, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$319.4	$37.2	$450.5	$(407.4)	$399.7
Cost of sales	—	281.8	35.4	384.6	(407.4)	294.4

Gross profit	—	37.6	1.8	65.9	—	105.3

Operating expenses:
Research and development	—	7.4	6.9	6.4	—	20.7
Selling, general and administrative	—	27.6	2.0	12.1	—	41.7
Amortization of acquisition- related intangibles	—	0.1	2.0	5.5	—	7.6
Restructuring and impairments	—	1.4	2.2	0.2	—	3.8

Total operating expenses	—	36.5	13.1	24.2	—	73.8

Operating income (loss)	—	1.1	(11.3)	41.7	—	31.5
Interest expense	—	15.8	—	—	—	15.8
Interest income	—	(2.5)	—	(0.1)	—	(2.6)
Equity in subsidiary loss	(13.0)	(25.6)	(11.7)	—	50.3	—

Income before income taxes	13.0	13.4	0.4	41.8	(50.3)	18.3
Provision for income taxes	—	0.4	—	4.9	—	5.3

Net income	$13.0	$13.0	$0.4	$36.9	$(50.3)	$13.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 28, 2004

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc

	(In millions)
Cash flows provided by (used in) operating activities:	$(12.4)	$8.0	$11.1	$24.0	$30.7

Investing activities:
Capital expenditures	—	(10.5)	(11.0)	(21.9)	(43.4)
Purchase of molds and tooling	—	—	(0.1)	(0.2)	(0.3)
Purchase of marketable securities	—	(36.3)	—	—	(36.3)
Sale of marketable securities	—	32.0	—	—	32.0
Investment (in) from affiliate	(0.6)	0.6	—	—	—

Cash used in investing activities	(0.6)	(14.2)	(11.1)	(22.1)	(48.0)

Financing activities:
Repayment of long-term debt	—	(0.9)	—	—	(0.9)
Proceeds from issuance of common stock and from exercise of stock options, net	15.1	—	—	—	15.1
Purchase of treasury stock	(2.1)	—	—	—	(2.1)

Cash provided by (used in) financing activities	13.0	(0.9)	—	—	12.1

Net change in cash and cash equivalents	—	(7.1)	—	1.9	(5.2)
Cash and cash equivalents at beginning of period	—	503.3	—	27.8	531.1

Cash and cash equivalents at end of period	$—	$496.2	$—	$29.7	$525.9

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—	$—	$1.2	$1.2

Interest	$—	$21.3	$—	$—	$21.3

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	December 28, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$503.3	$—	$27.8	$—	$531.1
Short term marketable investments	—	15.8	—	—	—	15.8
Accounts receivable, net	—	18.3	1.2	133.9	—	153.4
Inventories	—	102.9	16.9	101.7	—	221.5
Deferred income taxes	—	39.6	0.8	0.4	—	40.8
Other current assets	—	11.1	0.1	10.2	—	21.4

Total current assets	—	691.0	19.0	274.0	—	984.0
Property, plant and equipment, net	—	235.5	77.5	309.7	—	622.7
Deferred income taxes	5.9	102.4	12.9	(7.1)	—	114.1
Intangible assets, net	—	7.0	56.6	114.0	—	177.6
Goodwill	—	8.0	221.5	0.4	—	229.9
Long-term marketable investments	—	80.4	—	—	—	80.4
Investment in subsidiary	1,143.6	1,018.6	263.0	64.9	(2,490.1)	—
Other assets	—	34.7	1.6	13.5	—	49.8

Total assets	$1,149.5	$2,177.6	$652.1	$769.4	$(2,490.1)	$2,258.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.3	$—	$—	$—	$3.3
Accounts payable	—	56.4	9.4	43.8	—	109.6
Accrued expenses and other current liabilities	—	75.9	10.5	48.4	—	134.8

Total current liabilities	—	135.6	19.9	92.2	—	247.7
Long-term debt, less current portion	—	848.6	—	—	—	848.6
Net intercompany (receivable) payable	—	50.5	(15.0)	(35.5)	—	—
Other liabilities	—	1.1	0.5	12.9	—	14.5

Total liabilities	—	1,035.8	5.4	69.6	—	1,110.8

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,236.2	—	—	—	—	1,236.2
Retained earnings (deficit)	(83.9)	1,143.6	646.7	699.8	(2,490.1)	(83.9)
Accumulated other comprehensive income	—	(1.8)	—	—	—	(1.8)
Less treasury stock (at cost)	(4.0)	—	—	—	—	(4.0)

Total stockholders’ equity	1,149.5	1,141.8	646.7	699.8	(2,490.1)	1,147.7

Total liabilities and stockholders’ equity	$1,149.5	$2,177.6	$652.1	$769.4	$(2,490.1)	$2,258.5

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 30, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$304.9	$36.5	$398.8	$(389.1)	$351.1
Cost of sales	—	270.3	35.5	356.9	(389.1)	273.6

Gross profit	—	34.6	1.0	41.9	—	77.5

Operating expenses:
Research and development	—	7.3	5.5	6.3	—	19.1
Selling, general and administrative	—	26.1	1.4	11.7	—	39.2
Amortization of acquisition-related intangibles	—	—	2.3	7.2	—	9.5
Restructuring and impairments	—	1.3	9.2	(0.1)	—	10.4

Total operating expenses	—	34.7	18.4	25.1	—	78.2

Operating income (loss)	—	(0.1)	(17.4)	16.8	—	(0.7)
Interest expense	—	20.9	—	—	—	20.9
Interest income	—	(2.3)	—	(0.2)	—	(2.5)
Equity in subsidiary (income) loss	17.6	2.4	(14.3)	—	(5.7)	—

Income (loss) before income taxes	(17.6)	(21.1)	(3.1)	17.0	5.7	(19.1)
Provision (benefit) for income taxes	—	(3.5)	(0.1)	2.1	—	(1.5)

Net income (loss)	$(17.6)	$(17.6)	$(3.0)	$14.9	$5.7	$(17.6)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 30, 2003

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by operating activities:	$—	$15.9	$6.2	$18.4	$40.5

Investing activities:
Capital expenditures	—	(9.8)	(6.2)	(12.8)	(28.8)
Purchase of molds and tooling	—	—	—	(0.2)	(0.2)
Purchase of marketable securities	—	(48.8)	—	—	(48.8)
Sale of marketable securities	—	19.5	—	—	19.5
Investment (in) from affiliate	0.2	(0.2)	—	—	—

Cash provided by (used in) investing activities	0.2	(39.3)	(6.2)	(13.0)	(58.3)

Financing activities:
Repayment of long-term debt	—	(0.4)	—	—	(0.4)
Proceeds from issuance of common stock and from exercise of stock options, net	2.0	—	—	—	2.0
Purchase of treasury stock	(2.2)	—	—	—	(2.2)

Cash used in financing activities	(0.2)	(0.4)	—	—	(0.6

Net change in cash and cash equivalents	—	(23.8)	—	5.4	(18.4)
Cash and cash equivalents at beginning of period	—	593.4	—	24.9	618.3

Cash and cash equivalents at end of period	$—	$569.6	$—	$30.3	$599.9

Supplemental Cash Flow Information:
Cash paid (received), net during the period for:
Income taxes	$—	$(0.3)	$—	$0.8	$0.5

Interest	$—	$18.4	$—	$—	$18.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as otherwise indicated in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

Overview

      From our beginning as an independent semiconductor company in 1997, we have grown both organically and through acquisitions, to become one of the top suppliers of power semiconductors in the world. Over these past seven years, we have focused on developing semiconductors that provide solutions for power management, which we refer to as power products, that serve fast growing consumer, computing, automotive, industrial and communications markets. We have also rapidly expanded our presence in Korea and Asia regional markets, where we see the highest growth potential over the next several years. The combined effect of our organic and acquisition-driven growth, our ability to service multiple end markets, and our focus on growing in Asia have all contributed to us increasing our percent of revenue from power products from just 9% of total sales in 1997 to 74% of total sales in the first quarter of 2004. We have a wide portfolio of new products that leverage expertise in both analog and discrete power technologies. Some of our newest products combine both of these technologies and provide a total power management solution to our customers.

      We believe gross margins and operating margins are key indices that reflect our progress in developing the right new products, as well as our ability to manufacture at low cost levels. Other key indices used by the company include factors such as days sales outstanding (DSO’s) and inventory turn ratios, which have improved slightly in the first quarter of 2004 in comparison to the first quarter of 2003. In addition, the company tracks factory utilization, which began to steadily increase during 2003 and in 2004, and continues to climb, causing average lead times to increase to 14 to 15 weeks in Q1 of 2004. As a result, we are accelerating capital expenditures into the first half of 2004 to support the higher demand. We also continue to focus on our cash and investment balances, and have reported 22 straight quarters of positive operating cash flow.

      We believe the power semiconductor market will continue to grow as fast as or faster than the total semiconductor industry over the foreseeable future. Our strategy will be to continue to focus on developing new power process, packaging and circuit technology that will allow us to introduce power products that serve multiple end markets. We also plan to continue to invest in our more modern fabrication facilities and in our new Suzhou, China assembly and test plant as we believe these are the significant factors that will help us to continue to improve gross and operating margins. Overall our focus will remain on growing profitable market share in our power markets.

Results of Operations

      The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements:

	Three months Ended

	March 28,		March 30,
	2004		2003

	(Dollars in millions)
Total revenues	$399.7	100%	$351.1	100%
Gross profit	105.3	26%	77.5	22%
Operating Expenses:
Research and development	20.7	5%	19.1	5%
Selling, general and administrative	41.7	10%	39.2	11%
Amortization of acquisition-related intangibles	7.6	2%	9.5	3%
Restructuring and impairments	3.8	1%	10.4	3%

Total operating expenses	73.8	18%	78.2	22%
Operating income (loss)	31.5	8%	(0.7)	0%
Interest expense	15.8	4%	20.9	6%
Interest income	(2.6)	-1%	(2.5)	-1%

Income (loss) before income taxes	18.3	5%	(19.1)	-5%
Income tax provision (benefit)	5.3	1%	(1.5)	0%

Net income (loss)	$13.0	3%	$(17.6)	-5%

      Revenues. Revenues were $399.7 million in the first quarter of 2004, compared to $351.1 million in the comparable period of 2003. This 14% increase in revenues in the first quarter of 2004 compared to the first quarter of 2003 was driven primarily by continued growth in the power management market, including strong sales in our Asia region. Market conditions have also improved dramatically from the first quarter of 2003. Unit shipments and average selling prices were higher, helping to drive revenues higher in 2004.

      As a percentage of sales, geographic sales for the United States, Other North America, Europe, Asia/ Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for the three months ended March 28, 2004 and March 30, 2003:

	Three Months Ended

	March 28,	March 30,
	2004	2003

United States	13%	12%
Other North America	4	3
Europe	12	11
Asia/ Pacific	54	52
Korea	17	22

Total	100%	100%

      Gross Profit. Gross profit was $105.3 million, or 26.3% of sales for the three months ended March 28, 2004, compared to $77.5 million or 22.1% of sales in the comparable period of 2003. The increase in gross profit for the first quarter of 2004 compared to the same period of 2003 was a result of increased unit volumes, and improving average selling prices, due primarily from better product mix. For the first quarter of 2004, gross profit also included a $1.9 million net reversal of sales reserves and a $0.9 million inventory charge associated with the discontinuation of certain products in connection with our 2003 restructuring actions. For the first quarter of 2003, gross profit includes $2.2 million of sales reserves in connection with the discontinuation of certain products in connection with our 2003 restructuring actions.

      Operating Expenses. In the first quarter of 2004, R&D expenses were 5.2% of sales compared to 5.4% of sales in the first quarter of 2003, which is roughly flat year over year. SG&A expenses were 10.4% of sales in the first quarter of 2004, compared to 11.2% of sales in the first quarter of 2003. The decrease in SG&A as a percentage of sales is due to roughly flat SG&A expenses on higher revenue.

      Amortization of acquisition-related intangibles was $7.6 million in the first quarter of 2004, compared to $9.5 million in the first quarter of 2003. The decrease in amortization is due to certain intangibles becoming fully amortized during the fourth quarter of 2003.

      The company recorded $3.8 million of restructuring and impairment charges in the first quarter of 2004. The restructuring charge included $2.5 million relating to our 6” Mountaintop, PA closure, primarily related to exit costs associated with the decommissioning of certain assets, $0.2 million of asset impairment charges relating to the discontinuation of our Memory product line, $0.9 million reversal of employee separation costs related to fewer than anticipated headcount reduction actions related to the 4” closure in South Portland, ME, an additional $0.9 million primarily relating to decommissioning of certain assets relating to the closure of our 4” South Portland, ME closure, $0.2 million of additional charges relating to the closure of our Kuala Lumpur, Malaysia plant and $0.9 million of employee separation costs relating to the severance for approximately 15 employees associated with on-going infrastructure alignment projects. The infrastructure alignment headcount actions are expected to begin in the first quarter of 2005, will impact non-manufacturing personnel, primarily in the United States, and are expected to be completed in the fourth quarter of 2005. As a result of the $0.9 million of severance related charges announced, the company anticipates cost savings of approximately $0.8 million on an annualized basis beginning in 2006.

      During the first quarter of 2003, the company recorded a charge of $10.4 million. Related to our action to close the 6” Mountaintop, PA wafer fab, we recorded charges of $4.7 million to cover employee separation costs relating to the termination of approximately 170 employees, $2.2 million of asset impairments, $1.5 million for exit costs associated with the decommissioning of certain assets and $0.5 million in expected lease termination and other exit costs.

      The asset impairments, decommissioning costs, lease termination costs and other exit costs relate primarily to the closure of the 6” wafer fab in Mountaintop, PA. Asset impairment charges were based upon available market quotations for similar equipment. As part of the decision to close the 6” wafer fab in Mountaintop, PA, the company intends to discontinue manufacturing certain products and transfer the remaining products to either the 8” wafer fab line in Mountaintop, PA, to Bucheon, South Korea or to third-party subcontractors. It is anticipated that the total cost of closing the 6” wafer fab in Mountaintop, PA will cost approximately $5 million for severance and $16 million for all other related costs and impairments. This closure is expected to be completed some time during the first half of 2004 and is expected to save the company approximately $10 million annually in manufacturing costs, including salary and benefits associated with the approximately 170 employees terminated. The estimated savings are based on comparisons to fourth quarter 2003 spending levels.

      In addition, we recorded $1.0 million for first quarter employee separation costs associated with the termination of approximately 20 employees and $0.5 million of asset impairments associated with our analog restructuring actions. The headcount actions relating to the first quarter 2003 actions were completed by the end of the third quarter 2003 and impacted manufacturing and non-manufacturing personnel, primarily in the United States.

      Interest Expense. Interest expense was $15.8 million in the first quarter of 2004, compared to $20.9 million in the comparable period of 2003. The decrease was principally the result of the redemption of $300 million of the 10 3/8% Senior Subordinated notes on June 19, 2003. This redemption is partially offset by interest on our new $300 million term loan.

      Interest Income. Interest income was $2.6 million in the first quarter of 2004, compared to $2.5 million in the comparable period of 2003, which is roughly flat.

      Income Taxes. Income tax provision (benefit) was $5.3 million for the first quarter of 2004, compared to $(1.5) million for the first quarter of 2003. The effective tax rate for the first quarter of 2004 was 29%, compared to 8% for the first quarter of 2003. The change in the effective tax rate in 2004 as compared to 2003 was due to the changes in the magnitude and location of taxable income among taxing jurisdictions. The tax rate was calculated based upon actual tax rates for the quarter rather than using a projected annual tax rate due to the uncertainty of projecting annual taxable income by tax jurisdiction. Changes in the location of taxable income (loss) could result in significant changes in the effective tax rate.

      Comparative disclosures of revenue and gross profit of our reportable segments are as follows:

	Three Months Ended

	March 28, 2004			March 30, 2003

			Gross			Gross
	Revenue	% of total	Profit %	Revenue	% of total	Profit %

	(Dollars in millions)
Analog and Mixed Signal	$86.9	21.7%	34.9%	$85.9	24.5%	25.7%
Discrete	234.9	58.8%	25.6%	189.5	54.0%	21.7%
Logic and Memory	46.4	11.6%	19.0%	44.3	12.6%	16.3%
Other	31.5	7.9%	19.4%	31.4	8.9%	22.3%

Total	$399.7	100.0%	26.3%	$351.1	100.0%	22.1%

      Analog and Mixed Signal Products Group. The increase in Analog revenue was driven primarily by increased demand and unit shipments for virtually all Analog products. The improvement was due primarily to a market recovery in the Asian markets and increases in new product sales in our Analog Switch and Power switch products. Unit volume increases (4%) offset a decline in average selling prices, which are a lingering effect of the 2003 market downturn. Despite pricing pressures, gross profits improved significantly. This improved gross profit was driven by a better product mix, higher factory utilization and increased manufacturing in-sourcing. Customer demand began increasing late in the third quarter of 2003 and is expected to continue. In the first quarter of 2004, gross profit includes $(0.2) million of sales reserve release and $0.1 million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions.

      Analog had operating income (loss) of $6.5 million for the first quarter of 2004, compared to $(3.9) million for the first quarter of 2003. The increase in operating income improved commensurate with the gross profit improvements. R&D expenses were slightly lower due to an improved and more focused R&D strategy. SG&A expenses decreased due primarily to a decrease in acquisition amortization. Excluding the decrease in acquisition amortization, SG&A expenses were roughly flat.

      Discrete Products Group. Discrete revenue grew 24% in the first quarter of 2004 compared to the first quarter of 2003. Revenue growth came across all products, with particular growth in High Power and Low Power. High Power products had significant growth across all segments in the Asian markets, while Low Power products were particularly strong in the computing segment driven by notebooks, hard disk drives, ultraportables and DC/ DC power supplies. Average selling prices for power discrete products were roughly flat compared to the first quarter of 2003, while units grew nearly 30%. Average selling prices for small signal products increased 8% while units shipped dropped 14%. Overall, the gross profit and revenue improved as the product mix shifted toward power discrete products. Gross profit increased to 25.6% in the first quarter of 2004 from 21.7% in the same period of 2003. The increase is due to better product mix and increased capacity utilization at our factories. Gross profit includes a $(0.2) million sales reserve release and $2.2 million of sales reserves in the first quarter of 2004 and 2003, respectively, recorded in revenue and associated with the 6” Mountaintop, Pennsylvania fab closure.

      Discrete had operating income of $23.1 million for the first quarter of 2004, compared to $10.2 million for the first quarter of 2003. The increase in operating income was a result of the growth in our gross profit as discussed above. R&D expenses increased in the first quarter of 2004 due to a focus on new technologies, including our Power Trench technology. SG&A expenses as a percentage of sales were roughly flat year over year.

      Logic and Memory Products Group. The increase in Logic and Memory revenue was driven primarily by an increase in unit volumes and an increase in average selling prices, in sharp contrast to 2003 levels as customer demand has improved. Gross profit improved in the first quarter of 2004 due to an improved product mix and increased demand. In the first quarter of 2004, gross profit includes $(1.5) million of sales reserve release and $0.5 million of additional inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions.

      Logic and Memory had operating income of $3.8 million for the first quarter of 2004, compared to $0.4 million for the first quarter of 2003. The increase in operating income was a result of the previously discussed gross profit improvement. R&D expenses decreased due to an improved and more focused R&D strategy. SG&A expenses decreased as a result of the discontinuation of the Memory product line, and the discontinuation of allocated expenses to the Memory product line.

Liquidity and Capital Resources

      We have a borrowing capacity of $180.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At March 28, 2004, adjusted for outstanding letters of credit, we had up to $179.3 million available under this senior credit facility. At March 28, 2004, we had additional outstanding letters of credit of $0.7 million and guarantees totaling $4.9 million that were issued on behalf of unaffiliated companies with which we currently have a strategic investment or relationship. At March 28, 2004, we also had $12.9 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.

      Our senior credit facility, which includes the $300 million term loan and the $180 million revolving line of credit, the indentures governing our 10 1/2% Senior Subordinated Notes, 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future may impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum senior leverage ratio and a minimum EBITDA less capital expenditures measure. At March 28, 2004, the company was in compliance with these covenants, and our retained earnings were free from any of the restrictions listed above. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We intend to invest approximately 10 to 11% of sales in 2004 on capital expenditures, including the $43.4 million we have spent through March 28, 2004. This capital primarily was spent to expand capacity in support of in-sourcing of assembly and test capacity, including investment of equipment at our new facility in Suzhou, China, to add capacity in our 8” Mountaintop, Pennsylvania facility, and to support cost reduction projects in our manufacturing facilities. We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

      As of March 28, 2004, our cash and cash equivalents were $525.9 million, a decrease of $5.2 million from December 28, 2003. Our short term and long term marketable securities totaled $100.2 million, an increase of

$4.0 million from December 28, 2003. These securities are all highly liquid marketable instruments that have no restrictions on sale.

      During the first quarter of 2004, our operations provided $30.7 million in cash compared to $40.5 million of cash in the first quarter of 2003. The decrease in cash provided by operating activities reflects an increase in net income, change in the deferred income taxes, an increase in our accounts receivable balance due to improved business conditions and higher revenues, and a decrease in current liabilities due to payments made on operating accruals, severance-related accruals, and payments made relating to foreign tax accruals.

      Cash used in investing activities during the first quarter of 2004 totaled $48.0 million, compared to $58.3 million used in the first quarter of 2003. The decrease primarily results from a net decrease in purchases of marketable securities and an increase, offset by an increase in capital expenditures.

      Cash provided by financing activities of $12.1 million for the first quarter of 2004 was primarily from proceeds from the exercise of stock options. Cash used in financing activities of $0.6 million for the first quarter of 2003 was primarily the repayment of long-term debt and the purchase of treasury stock, offset by the proceeds from the issuance of common stock and exercise of stock options.

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

Policy on Business Outlook Disclosure and Quiet Periods

      It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The business outlook below is consistent with the outlook included in our April 15, 2004 press release announcing first quarter results. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the outlook is not updated to reflect management’s current expectations. The quiet period for the second quarter of 2004 will be from June 12, 2004 to July 15, 2004, when we plan to release our second quarter 2004 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations.

Outlook

      For the second quarter of 2004, we expect an increase in revenues of approximately 5% over the first quarter. We also expect gross profits to increase 200 basis points due to better product mix, lower costs, and an improving pricing environment. We intend to spend between 10 to 11% of sales on capital expenditures during 2004. Our focus is on accelerating capacity additions to drive higher sales and to support our customers’ growing demand.

      We expect interest expense to be approximately $14 million in the second quarter and amortization of acquisition-related intangibles to decrease to approximately $6.1 million per quarter for the remainder of 2004.

Recently Issued Financial Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. Interpretation No. 46 clarifies Accounting Research Bulletin No. 51, Consolidated Financial Statements related to whether companies should consolidate certain entities, called variable interest entities, for which there is no controlling financial interest but have characteristics of a controlling interest in place, called a variable interest. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003. The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. FIN No. 46 currently has not had an impact on our results of operations or financial position.

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

      The semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. Beginning in the fourth quarter of 2000 and continuing into 2003, we and the rest of the semiconductor industry experienced backlog cancellations and reduced demand for our products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. Although we believe the low point of this most recent cycle occurred in the third quarter of 2001, the semiconductor industry has only recently experienced a recovery in orders. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. For example, in 2002, we sold approximately 7% more units than in 2001, yet our revenues were essentially unchanged, and in 2003 we sold approximately the same numbers of units, while at the same time experiencing revenue declines due to price decreases. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand for personal computers, cellular telephones and consumer electronics and automotive and industrial goods, and these end user markets may experience changes in demand that will adversely affect our prospects.

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

      We are constantly pursuing acquisition opportunities and consolidation possibilities and are constantly conducting due diligence or holding preliminary discussions with respect to possible acquisition transactions, some of which could be significant. No material potential transactions are subject to a letter of intent or otherwise so far advanced as to make the transaction reasonably certain.

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

      Delays in beginning production at new facilities, expanding capacity at existing facilities, implementing new production techniques, or incurring problems associated with technical equipment malfunctions, all could adversely affect our manufacturing efficiencies.

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

      Distributors accounted for 64% of our net sales for the three months ended March 28, 2004. Our top five distributors worldwide accounted for 17% of our net sales for the three months ended March 28, 2004. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

      For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. In August 2002 we filed a lawsuit against the mold compound supplier, Sumitomo Bakelite Singapore Pte. Ltd. and other related parties, seeking unspecified damages, including damages caused to our customers. Other manufacturers have also filed lawsuits against the supplier in connection with the mold compound issue. Our lawsuit is pending in California Superior Court for Santa Clara County. We are unable to predict or determine the outcome of this litigation, and there can be no assurance that we will prevail, nor can we predict the amount of damages we may recover if we do prevail. Although we have not been sued by any of our customers as a result of this matter, several of our customers have threatened to begin litigation if their claims are not resolved according to their demands, and we may face lawsuits as a result. We have limited insurance coverage for such customer claims. Based on our assessments of the claims to date, taking into account factors which we believe are relevant, we believe it to be reasonably possible that current claims may be in excess of the company’s insurance limits. At this time we are unable to reasonably estimate any range of possible loss which may be incurred as a result of any customer claims or payments we may make in excess of insurance coverage and, accordingly we have made no provision for such claims in our consolidated statements of operations. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, or if these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then the amount necessary to resolve such claims may adversely affect our financial results.

      Our international operations subject our company to risks not faced by domestic competitors.

      Through our subsidiaries we maintain significant operations in the Philippines, Malaysia and South Korea and also operate facilities in China and Singapore. We are constructing another facility in China. We have sales offices and customers around the world. Almost three-quarters of our revenues in the first quarter of 2004 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

      As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 17% of our revenue for the first quarter of 2004.

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

      Samsung Electronics is a significant customer, due in part to the historical relationship between the business we acquired and its former parents and affiliates. There can be no assurances that these relationships will continue at historical levels. Samsung Electronics (together with its affiliates) is our largest customer, accounting for 7.1% of total sales during the first three months of 2004. Any material reduction in the purchases by Samsung Electronics could have a material adverse effect on our results of operations.

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

      We are a leveraged company with a debt-to-equity ratio at March 28, 2004 of approximately 0.7 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

      At March 28, 2004, we had total debt of $851.0 million and a ratio of debt to equity of approximately 0.7 to 1. On June 19, 2003, we entered into a new credit facility that included a $300 million term loan, the proceeds of which have been used to redeem our 10 3/8% Senior Subordinated Notes due 2007, as well as a $180 million revolving line of credit. Our substantial indebtedness could have important consequences. For example, it could

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

      We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the indenture governing Fairchild Semiconductor Corporation’s outstanding 10 1/2% Senior Subordinated Notes, and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $180.0 million in revolving loans, in addition to the outstanding $300.0 million term loan that is currently outstanding under that facility. As of March 28, 2004, adjusted for outstanding letters of credit, we had up to $179.3 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

      In addition, the credit agreement governing our senior credit facility contains other and more restrictive covenants and limits us from prepaying all of our other indebtedness. The senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of March 28, 2004, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International’s annual report on Form 10-K for the year ended December 28, 2003 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 39 of the Form 10-K. There were no material changes in the information we provided in our Form 10-K during the period covered by this Quarterly Report.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table provides information with respect to purchases made by the company of its own common stock.

	Total Number		Total Number of	Maximum Number (or
	of Shares	Average Price	Shares Purchased as	Approximate Dollar
	(or Units)	Paid per	Part of Publicly	Value) of Shares that
	Purchased	Share	Announced Plans	May Yet Be Purchased
Period	(1)	($)	or Programs	Under the Plans or Programs

December 29, 2003 — January 25, 2004	—	—	—	—
January 26, 2004 — February 22, 2004	85,000	24.48	—	—
February 23, 2004 — March 28, 2004	—	—	—	—
Total	85,000	24.48	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the Company’s employee stock purchase plan and stock option plan. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
No.	Description

3.1	Second Restated Certificate of Incorporation of Fairchild Semiconductor International, Inc., as filed with the Secretary of State of the State of Delaware on March 12, 2004. This Second Restated Certificate of Incorporation only restates and integrates and does not further amend the provisions of our Certificate of Incorporation, as heretofore amended or supplemented.
10.1	Amendment to Employment Agreement, dated as of March 9, 2004, between Fairchild Semiconductor Corporation and Joseph R. Martin.
10.2	Amendment to Employment Agreement, dated as of March 9, 2004, between Fairchild Semiconductor Corporation and Daniel E. Boxer.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kirk P. Pond.
32.2	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Matthew W. Towse.

      (b) Reports on Form 8-K

On January 15, 2004, we filed a current report on Form 8-K relating to financial information for the three and twelve months ended December 28, 2003 and forward-looking statements relating to the first quarter of 2004 as announced in a press release issued January 15, 2004. The press release is incorporated in, and filed as an exhibit to, the current report.

On March 2, 2004, we filed a current report on Form 8-K relating to the update of our forward-looking guidance for the first quarter of 2004, as announced in a press release dated March 2, 2004. The press release is incorporated in, and filed as an exhibit to, the current report.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

By: /s/ROBIN A. SAWYER

Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)

      Date: May 7, 2004