Form 10-Q
period 2004-06-27
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2004-08-06
CIK 1036960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2004
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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The number of shares outstanding of the issuer’s classes of common stock as of the close of business on June 27, 2004:

Title of Each Class	Number of Shares

Common Stock	119,377,714

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 27,	December 28,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$533.3	$531.1
Short-term marketable securities	24.9	15.8
Accounts receivable, net	172.8	153.4
Inventories	223.9	221.5
Deferred income taxes	39.7	40.8
Other current assets	37.0	21.4

Total current assets	1,031.6	984.0
Property, plant and equipment, net	634.0	622.7
Deferred income taxes	113.8	114.1
Intangible assets, net	163.8	177.6
Goodwill	229.9	229.9
Long-term marketable securities	106.1	80.4
Other assets	54.1	49.8

Total assets	$2,333.3	$2,258.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.3	$3.3
Accounts payable	122.5	109.6
Accrued expenses and other current liabilities	152.3	134.8

Total current liabilities	278.1	247.7
Long-term debt, less current portion	846.9	848.6
Other liabilities	11.0	14.5

Total liabilities	1,136.0	1,110.8
Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,256.7	1,236.2
Accumulated deficit	(53.9)	(83.9)
Accumulated other comprehensive loss	(1.5)	(1.8)
Less treasury stock (at cost)	(5.2)	(4.0)

Total stockholders’ equity	1,197.3	1,147.7

Total liabilities and stockholders’ equity	$2,333.3	$2,258.5

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

Total revenue	$414.3	$347.1	$814.0	$698.2
Cost of sales	292.9	274.9	587.3	548.5

Gross profit	121.4	72.2	226.7	149.7

Operating expenses:
Research and development	21.0	18.8	41.7	37.9
Selling, general and administrative	44.1	37.5	85.8	76.7
Amortization of acquisition-related intangibles	6.2	7.9	13.8	17.4
Restructuring and impairments	4.4	49.7	8.2	60.1
Reserve for potential settlement losses	11.0	—	11.0	—

Total operating expenses	86.7	113.9	160.5	192.1

Operating income (loss)	34.7	(41.7)	66.2	(42.4)
Interest expense	16.0	21.4	31.8	42.3
Interest income	(1.9)	(1.9)	(4.5)	(4.4)
Other expense, net	—	23.4	—	23.4

Income (loss) before income taxes	20.6	(84.6)	38.9	(103.7)
Provision (benefit) for income taxes	3.6	(20.8)	8.9	(22.3)

Net income (loss)	$17.0	$(63.8)	$30.0	$(81.4)

Net income (loss) per common share:
Basic	$0.14	$(0.54)	$0.25	$(0.69)

Diluted	$0.14	$(0.54)	$0.24	$(0.69)

Weighted average common shares:
Basic	119.3	117.3	119.3	117.3

Diluted	124.0	117.3	124.8	117.3

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

Net income (loss)	$17.0	$(63.8)	$30.0	$(81.4)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	0.4	(1.0)	0.7	(1.6)
Net amount reclassified to earnings	0.1	0.7	1.1	1.8
Unrealized holding gain (loss) on foreign currency hedges and marketable securities	(1.6)	—	(1.5)	0.1

Comprehensive income (loss)	$15.9	$(64.1)	$30.3	$(81.1)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)
(Unaudited)

	Six Months Ended

	June 27,	June 29,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$30.0	$(81.4)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	86.0	90.7
Amortization of deferred compensation	1.5	1.7
Non-cash restructuring and impairment expense	—	30.8
Amortization of deferred financing costs	1.9	1.4
(Gain) loss on disposal of property, plant and equipment	(0.8)	1.7
Deferred income taxes	4.0	(32.4)
Non-cash write off of deferred financing fees	—	6.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(16.5)	(6.7)
Inventories	(2.4)	2.0
Other current assets	(7.8)	(2.0)
Current liabilities	31.0	31.6
Other assets and liabilities, net	(8.9)	1.8

Cash provided by operating activities	118.0	45.2

Cash flows from investing activities:
Capital expenditures	(90.2)	(72.4)
Proceeds from sale of property, plant and equipment	3.1	—
Purchase of molds and tooling	(2.1)	(0.6)
Purchase of marketable securities	(123.5)	(74.7)
Sale of marketable securities	84.4	54.5

Cash used in investing activities	(128.3)	(93.2)

Cash flows from financing activities:
Repayment of long-term debt	(1.7)	(300.5)
Issuance of long-term debt	—	300.0
Proceeds from issuance of common stock and from exercise of stock options, net	18.8	3.6
Purchase of treasury stock	(4.6)	(4.5)
Debt issuance costs	—	(6.6)

Cash provided by (used in) financing activities	12.5	(8.0)

Net change in cash and cash equivalents	2.2	(56.0)
Cash and cash equivalents at beginning of period	531.1	618.3

Cash and cash equivalents at end of period	$533.3	$562.3

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

Note 2 — Inventories

      The components of inventories are as follows:

	June 27,	December 28,
	2004	2003

	(In millions)
Raw materials	$22.8	$24.7
Work in process	156.6	163.1
Finished goods	44.5	33.7

Total inventories	$223.9	$221.5

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

      As a result of the net income reported for the three and six months ended June 27, 2004, approximately 4.7 million and 5.5 million common equivalent shares have been included in the calculation of diluted net income per share. As a result of the net loss reported for the three and six months ended June 29, 2003, approximately 1.2 million and 0.8 million common equivalent shares have been excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive. In addition, $1.7 million and $3.4 million was not included in the computation of net income (loss) for the three and six months ended June 27, 2004 and June 29, 2003, respectively, and 6.7 million potential common shares were not included in the computation of diluted earnings per share as a result of the assumed conversion of the convertible senior subordinated notes because the effect would have been anti-dilutive.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Supplemental Cash Flow Information

	Six Months Ended

	June 27,	June 29,
	2004	2003

	(In millions)
Cash paid, net for:
Income taxes	$3.0	$2.5

Interest	$29.1	$39.0

Note 5 — Stock Based Compensation

      The company has certain stock option plans. The company accounts for those plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per common share as if the company applied the fair value based method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to record expense for stock option compensation and discounts under the employee stock purchase plan.

	Three Months
	Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

	(In millions, except per share amounts)
Net income (loss), as reported	$17.0	$(63.8)	$30.0	$(81.4)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10.4)	(16.6)	(23.1)	(29.1)

Pro forma net income (loss)	$6.6	$(80.4)	$6.9	$(110.5)

Earnings per share:
Basic — as reported	$0.14	$(0.54)	$0.25	$(0.69)

Basic — pro forma	$0.06	$(0.69)	$0.06	$(0.94)

Diluted — as reported	$0.14	$(0.54)	$0.24	$(0.69)

Diluted — pro forma	$0.05	$(0.69)	$0.06	$(0.94)

      The weighted average fair value of options granted was $19.71 and $19.76 for the three and six months ended June 27, 2004 and $11.52 and $11.52 in the three and six months ended June 29, 2003, respectively. The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

	Three Months
	Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

Expected volatility	68%	72%	68%	72%
Dividend yield	—	—	—	—
Risk-free interest rate	3.80%	2.54%	3.80%	2.54%
Expected life, in years	6.0	6.0	6.0	6.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Goodwill and Intangible Assets

      A summary of acquired intangible assets is as follows:

		As of June 27, 2004		As of December 28, 2003

	Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization

		(In millions)
Identifiable intangible assets:
Developed technology	5-15 years	$225.6	$(80.9)	$225.6	$(72.0)
Customer base	8 years	55.8	(37.1)	55.8	(33.5)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(29.1)
Trademarks and tradenames	4 years	24.9	(24.9)	24.9	(24.9)
Patents	4 years	5.3	(4.9)	5.4	(5.0)

Subtotal		342.0	(178.2)	342.1	(164.5)
Goodwill	—	229.9	—	229.9	—

Total		$571.9	$(178.2)	$572.0	$(164.5)

      The carrying amount of goodwill by reporting unit is as follows:

	Domestic	Domestic	Opto-
	Analog	Discrete	electronics	Total

	(In millions)
Balance as of December 28, 2003	$15.5	$159.9	$54.5	$229.9
Balance as of June 27, 2004	$15.5	$159.9	$54.5	$229.9

      During the six months ended June 27, 2004, there were no changes to the carrying amount of goodwill due to acquisitions or divestitures. Identified reporting units which carry goodwill include domestic analog and domestic discrete, which are included in the Analog and Discrete segments, respectively, and Optoelectronics, which does not meet the requirements of a reportable segment as defined in SFAS No. 131.

      The estimated amortization expense for the remainder of Fiscal 2004 and for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)

Remainder of Fiscal 2004	$12.1
Fiscal 2005	24.0
Fiscal 2006	23.7
Fiscal 2007	18.5
Fiscal 2008	16.8
Fiscal 2009	16.8

Note 7 —	Segment Information

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

      Selected operating segment financial information for the three and six months ended June 27, 2004 and June 29, 2003 is as follows:

	Three Months
	Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

	(In millions)
Revenue and Operating Income (Loss):
Analog and Mixed Signal Products Group
Total revenue	$96.8	$82.6	$183.7	$168.5
Operating income (loss)	5.3	(0.4)	11.8	(4.3)

Discrete Products Group
Total revenue	$245.5	$190.9	$480.4	$380.4
Operating income	37.1	5.6	60.2	15.8

Logic and Memory Products Group
Total revenue	$46.5	$39.8	$92.9	$84.1
Operating income (loss)	6.4	(0.5)	10.2	(0.1)

Other
Total revenue	$25.5	$33.8	$57.0	$65.2
Operating loss(1)	(14.1)	(46.4)	(16.0)	(53.8)

Total Consolidated
Total revenue	$414.3	$347.1	$814.0	$698.2
Operating income (loss)	$34.7	$(41.7)	66.2	(42.4)

(1)	Other includes $4.4 million and $8.2 million of restructuring charges for the three and six months ended July 27, 2004, respectively, and $49.7 million and $60.1 million of restructuring in the three and six months ended June 29, 2003. Other also includes $11.0 million for the three and six months ended July 27, 2004 for a reserve for potential losses stemming from customer claims related to products manufactured with a defective mold compound purchased from Sumitomo Bakelite Singapore Pte. Ltd. and affiliated companies (See Note 10).

Note 8 —	Restructuring and Impairments

      During the three and six months ended June 27, 2004, the company recorded restructuring charges of $4.4 million and $8.2 million, respectively. In the second quarter of 2004, the charge included $2.0 million relating to our six-inch Mountaintop, Pennsylvania wafer fab closure, primarily associated with the decommissioning of certain assets, $0.2 million of employee separation costs related to the four-inch wafer fab closure in South Portland, Maine, an additional $1.7 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland wafer fab, $0.5 million of additional charges relating to the closure of our Kuala Lumpur, Malaysia plant; all related to restructuring actions announced in 2003. In addition, the company recorded a charge of $0.8 million of employee separation costs relating to the severance for approximately 15 employees in the United States associated with on-going infrastructure alignment

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projects. The company also released $0.8 million of reserves relating primarily to Q2 and Q4 2003 employee separation costs and our Kuala Lumpur, Malaysia plant closure due to revised estimates relating to these actions. For the six months ended June 27, 2004, these charges also include $2.5 million relating to our six-inch Mountaintop wafer fab closure, primarily associated with the decommissioning of certain assets, $0.2 million of asset impairment charges relating to the discontinuation of our memory product line, $0.9 million reversal of employee separation costs related to fewer than anticipated headcount reduction actions related to the four-inch wafer fab closure in South Portland, an additional $0.9 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland wafer fab, $0.2 million of additional charges relating to the closure of our Kuala Lumpur, Malaysia plant and $0.9 million of employee separation costs relating to the severance for approximately 15 employees in the United States associated with on-going infrastructure alignment projects.

      In addition, for the six months ended June 27, 2004, the company recorded a net reserve release of $(1.9) million due to a change in distributor reserve estimates and a charge of $0.9 million of inventory reserves, recorded in revenues and cost of sales, respectively, associated with our 2003 restructuring actions.

      During the six months ended June 29, 2003, the company recorded charges of $49.7 million. Related to our action to close the six-inch Mountaintop, Pennsylvania wafer fab, we recorded charges of $5.8 million for employee separation costs, $2.2 million of asset impairments, $2.2 million for exit costs associated with the decommissioning of certain assets and $0.5 million in expected lease termination costs. In addition, we recorded $1.0 million for first quarter employee separation costs and $0.5 million of asset impairments associated with our analog restructuring actions. In the second quarter of 2003, the company also recorded charges in connection with our plan to close the four-inch wafer fabrication facility in South Portland, Maine. These charges included $3.0 million for employee separation costs, $2.0 million of asset impairments and $0.9 million of other exit costs, primarily related to decommissioning. In addition, the company recorded charges in connection with the plant closures in Wuxi, China, and Kuala Lumpur, Malaysia. These charges included $5.2 million in employee separation costs and $4.6 million primarily for asset impairment. It was determined that there were certain wafer fabrication assets located in Bucheon, South Korea for which the carrying amount exceeded the expected undiscounted cash flow from their use. Accordingly, a charge of $21.4 million was recorded in order to reflect these long-lived assets at their fair value. Lastly, the company also incurred additional employee separation costs of $10.8 million for various other headcount reduction actions, primarily in the United States and Korea.

      In addition, the company recorded a charge of $1.0 million and $2.9 million of distributor and inventory reserves, recorded in revenues and cost of sales, respectively, associated with the exit from the sale of the hybrid and non-volatile memory products as well as product discontinuation in connection with our six-inch wafer fab closure.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarize the activity in the company’s accrual for restructuring and impairment costs for the three and six months ended June 27, 2004 (in millions):

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	12/28/2003	Charges	Paid	Release	Items	3/28/2004

Fourth Quarter 2001 Restructuring Program:
Employee Separation Costs	$0.1	$—	$—	$—	$—	$0.1
First Quarter 2003 Restructuring Program:
Mountaintop, PA 6” Closure Employee Separation Costs	4.2	—	(3.1)	—	—	1.1
Mountaintop, PA 6” Closure Asset Write-Offs, Environmental, Other	2.2	2.5	(2.3)	—	—	2.4
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	1.7	—	(0.8)	—	—	0.9
Memory asset write-offs	—	0.2	—	—	(0.2)	—
South Portland, ME 4” Closure Employee Separation Costs	3.2	—	(0.7)	(0.9)	—	1.6
South Portland, ME 4” Closure Asset Write-Offs, Other	0.9	0.9	(0.9)	—	—	0.9
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	4.6	—	—	—	—	4.6
Kuala Lumpur, Malaysia Plant Closure Asset Impairment, Other	—	0.2	(0.2)	—	—	—
Wuxi, China Plant Closure Employee Separation Costs	0.7	—	—	—	—	0.7
Fourth Quarter 2003 Restructuring Program:
Employee Separation Costs	0.3	—	(0.1)	—	—	0.2
First Quarter 2004 Restructuring Program:
Employee Separation Costs	—	0.9	—	—	—	0.9
Second Quarter 2004 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	—

	$17.9	$4.7	$(8.1)	$(0.9)	$(0.2)	$13.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	3/28/2004	Charges	Paid	Release	Items	6/27/2004

Fourth Quarter 2001 Restructuring Program:
Employee Separation Costs	$0.1	$—	$—	$(0.1)	$—	$—
First Quarter 2003 Restructuring Program:
Mountaintop, PA 6” Closure Employee Separation Costs	1.1	—	(0.6)	—	—	0.5
Mountaintop, PA 6” Closure Asset Write-Offs, Environmental, Other	2.4	2.0	(3.2)	—	(0.1)	1.1
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	0.9	—	(0.3)	(0.2)	—	0.4
Memory asset write-offs	—	—	—	—	—	—
South Portland, ME 4” Closure Employee Separation Costs	1.6	0.2	(0.1)	—	—	1.7
South Portland, ME 4” Closure Asset Write-Offs, Other	0.9	1.7	(1.7)	—	—	0.9
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	4.6		(3.3)	—	—	1.3
Kuala Lumpur, Malaysia Plant Closure Asset Impairment, Other	—	0.5	(0.5)	(0.3)	0.3	—
Wuxi, China Plant Closure Employee Separation Costs	0.7	—	(0.4)	—	—	0.3
Fourth Quarter 2003 Restructuring Program:
Employee Separation Costs	0.2	—	—	(0.2)	—	—
First Quarter 2004 Restructuring Program:
Employee Separation Costs	0.9	—	—	—	—	0.9
Second Quarter 2004 Restructuring Program:
Employee Separation Costs	—	0.8	—	—	—	0.8

	$13.4	$5.2	$(10.1)	$(0.8)	$0.2	$7.9

      The company expects that amounts for the first quarter 2004 and second quarter 2004 restructuring programs will be paid by the end of 2005.

Note 9 — Derivatives

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

      Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, had no impact on earnings for the six months ended June 27, 2004. No cash flow hedges were derecognized or discontinued for the six months ended June 27, 2004.

      Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. No unrealized derivative gains or losses were included in OCI at June 27, 2004.

Note 10 — Contingencies

      From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. In May 2004 the company was named, along with three product distribution companies, as a defendant in a lawsuit filed by Alcatel Canada Inc. in the Ontario Superior Court of Justice. The lawsuit alleges breach of contract, negligence and other claims and seeks C$200,000,000 (Canadian dollars) in damages allegedly caused by the company’s products containing the mold compound. The company intends to vigorously defend the lawsuit.

      In a related action, the company filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Singapore Pte. Ltd., and other related parties, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to the company’s customers as a result of mold compound supplied by Sumitomo. Other manufacturers have also filed lawsuits against Sumitomo relating to the same mold compound issue. The company’s lawsuit against Sumitomo is pending in California Superior Court for Santa Clara County. The company is unable to predict or determine the outcome of the litigation with Sumitomo Bakelite Singapore Pte. Ltd., and there can be no assurance that the company will prevail, nor can the company predict the amount of damages that may be recovered if the company does prevail.

      Although the company has not been sued by any other customer as a result of the Sumitomo mold compound issue, several other customers have made claims for damages or threatened to begin litigation if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. The company has also resolved similar claims with several of its leading customers. The company has limited insurance coverage for such customer claims. While the exact amount of these losses is not known, the company has recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations for the three months ended June 27, 2004. This estimate was based upon an assessment of the potential liability using an analysis of all the claims to date and historical experience. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur a liability in excess of the current reserve.

Note 11 — Consolidating Financial Statements

      The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes and 10 1/2% Senior Subordinated Notes. These guarantees are joint

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of June 27, 2004 and December 28, 2003 and related condensed consolidating statements of operations for the three and six months ended June 27, 2004, and June 29, 2003 and cash flows for the six months ended June 27, 2004 and June 29, 2003.

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	June 27, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$497.3	$—	$36.0	$—	$533.3
Short-term marketable securities	—	24.9	—	—	—	24.9
Accounts receivable, net	—	27.5	—	145.3	—	172.8
Inventories	—	115.0	16.6	92.3	—	223.9
Deferred income taxes	—	38.5	0.8	0.4	—	39.7
Other current assets	—	19.4	0.3	17.3	—	37.0

Total current assets	—	722.6	17.7	291.3	—	1,031.6
Property, plant and equipment, net	—	232.2	87.4	314.4	—	634.0
Deferred income taxes	5.9	102.9	11.7	(6.7)	—	113.8
Intangible assets, net	—	6.3	52.7	104.8	—	163.8
Goodwill	—	8.0	221.5	0.4	—	229.9
Long-term marketable securities	—	106.1	—	—	—	106.1
Investment in subsidiary	1,192.9	1,114.5	263.1	79.0	(2,649.5)	—
Other assets	—	36.3	1.7	16.1	—	54.1

Total assets	$1,198.8	$2,328.9	$655.8	$799.3	$(2,649.5)	$2,333.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.3	$—	$—	$—	$3.3
Accounts payable	—	71.7	6.1	44.7	—	122.5
Accrued expenses and other current liabilities	—	85.9	6.1	60.3	—	152.3

Total current liabilities	—	160.9	12.2	105.0	—	278.1
Long-term debt, less current portion	—	846.9	—	—	—	846.9
Net intercompany (receivable) payable	—	129.5	(6.8)	(122.7)	—	—
Other liabilities	—	0.2	0.5	10.3	—	11.0

Total liabilities	—	1,137.5	5.9	(7.4)	—	1,136.0

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,256.7	—	—	—	—	1,256.7
Retained earnings (deficit)	(53.9)	1,192.9	649.9	806.7	(2,649.5)	(53.9)
Accumulated other comprehensive loss	—	(1.5)	—	—	—	(1.5)
Less treasury stock (at cost)	(5.2)	—	—	—	—	(5.2)

Total stockholders’ equity	1,198.8	1,191.4	649.9	806.7	(2,649.5)	1,197.3

Total liabilities and stockholders’ equity	$1,198.8	$2,328.9	$655.8	$799.3	$(2,649.5)	$2,333.3

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 27, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$355.9	$29.5	$467.2	$(438.3)	$414.3
Cost of sales	—	315.4	28.3	387.5	(438.3)	292.9

Gross profit	—	40.5	1.2	79.7	—	121.4

Operating Expenses:
Research and development	—	8.2	6.9	5.9	—	21.0
Selling, general and administrative	—	28.3	2.0	13.8	—	44.1
Amortization of acquisition-related intangibles	—	0.2	2.0	4.0	—	6.2
Restructuring and impairments	—	3.2	1.3	(0.1)	—	4.4
Reserve for potential settlement losses	—	11.0	—	—	—	11.0

Total operating expenses	—	50.9	12.2	23.6	—	86.7

Operating income (loss)	—	(10.4)	(11.0)	56.1	—	34.7
Interest expense	—	16.0	—	—	—	16.0
Interest income	—	(1.8)	—	(0.1)	—	(1.9)
Equity in subsidiary income	(17.0)	(40.1)	(11.3)	—	68.4	—

Income before income taxes	17.0	15.5	0.3	56.2	(68.4)	20.6
Provision (benefit) for income taxes	—	(1.5)	0.9	4.2	—	3.6

Net income (loss)	$17.0	$17.0	$(0.6)	$52.0	$(68.4)	$17.0

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 27, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$675.3	$66.7	$917.7	$(845.7)	$814.0
Cost of sales	—	597.2	63.7	772.1	(845.7)	587.3

Gross profit	—	78.1	3.0	145.6	—	226.7

Operating expenses:
Research and development	—	15.6	13.8	12.3	—	41.7
Selling, general and administrative	—	55.9	4.0	25.9	—	85.8
Amortization of acquisition-related intangibles	—	0.3	4.0	9.5	—	13.8
Restructuring and impairments	—	4.6	3.5	0.1	—	8.2
Reserve for potential settlement losses	—	11.0	—	—	—	11.0

Total operating expenses	—	87.4	25.3	47.8	—	160.5

Operating income (loss)	—	(9.3)	(22.3)	97.8	—	66.2
Interest expense	—	31.8	—	—	—	31.8
Interest income	—	(4.3)	—	(0.2)	—	(4.5)
Equity in subsidiary income	(30.0)	(65.7)	(23.0)	—	118.7	—

Income before income taxes	30.0	28.9	0.7	98.0	(118.7)	38.9
Provision (benefit) for income taxes	—	(1.1)	0.9	9.1	—	8.9

Net income (loss)	$30.0	$30.0	$(0.2)	$88.9	$(118.7)	$30.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 27, 2004

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by operating activities:	$—	$43.2	$17.4	$57.4	$118.0

Investing activities:
Capital expenditures	—	(22.6)	(17.2)	(50.4)	(90.2)
Proceeds from sale of property, plant and equipment	—	—	—	3.1	3.1
Purchase of molds and tooling	—	—	(0.2)	(1.9)	(2.1)
Purchase of marketable securities	—	(123.5)	—	—	(123.5)
Sale of marketable securities	—	84.4	—	—	84.4
Investment (in) from affiliate	(14.2)	14.2	—	—	—

Cash used in investing activities	(14.2)	(47.5)	(17.4)	(49.2)	(128.3)

Financing activities:
Repayment of long-term debt	—	(1.7)	—	—	(1.7)
Proceeds from issuance of common stock and from exercise of stock options, net	18.8	—	—	—	18.8
Purchase of treasury stock	(4.6)	—	—	—	(4.6)

Cash provided by (used in) financing activities	14.2	(1.7)	—	—	12.5

Net change in cash and cash equivalents	—	(6.0)	—	8.2	2.2
Cash and cash equivalents at beginning of period	—	503.3	—	27.8	531.1

Cash and cash equivalents at end of period	$—	$497.3	$—	$36.0	$533.3

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$0.1	$—	$2.9	$3.0

Interest	$—	$29.1	$—	$—	$29.1

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	December 28, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$503.3	$—	$27.8	$—	$531.1
Short-term marketable securities	—	15.8	—	—	—	15.8
Accounts receivable, net	—	18.3	1.2	133.9	—	153.4
Inventories	—	102.9	16.9	101.7	—	221.5
Deferred income taxes	—	39.6	0.8	0.4	—	40.8
Other current assets	—	11.1	0.1	10.2	—	21.4

Total current assets	—	691.0	19.0	274.0	—	984.0
Property, plant and equipment, net	—	235.5	77.5	309.7	—	622.7
Deferred income taxes	5.9	102.4	12.9	(7.1)	—	114.1
Intangible assets, net	—	7.0	56.6	114.0	—	177.6
Goodwill	—	8.0	221.5	0.4	—	229.9
Long-term marketable securities	—	80.4	—	—	—	80.4
Investment in subsidiary	1,143.6	1,018.6	263.0	64.9	(2,490.1)	—
Other assets	—	34.7	1.6	13.5	—	49.8

Total assets	$1,149.5	$2,177.6	$652.1	$769.4	$(2,490.1)	$2,258.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.3	$—	$—	$—	$3.3
Accounts payable	—	56.4	9.4	43.8	—	109.6
Accrued expenses and other current liabilities	—	75.9	10.5	48.4	—	134.8

Total current liabilities	—	135.6	19.9	92.2	—	247.7
Long-term debt, less current portion	—	848.6	—	—	—	848.6
Net intercompany (receivable) payable	—	50.5	(15.0)	(35.5)	—	—
Other liabilities	—	1.1	0.5	12.9	—	14.5

Total liabilities	—	1,035.8	5.4	69.6	—	1,110.8

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,236.2	—	—	—	—	1,236.2
Retained earnings (deficit)	(83.9)	1,143.6	646.7	699.8	(2,490.1)	(83.9)
Accumulated other comprehensive loss	—	(1.8)	—	—	—	(1.8)
Less treasury stock (at cost)	(4.0)	—	—	—	—	(4.0)

Total stockholders’ equity	1,149.5	1,141.8	646.7	699.8	(2,490.1)	1,147.7

Total liabilities and stockholders’ equity	$1,149.5	$2,177.6	$652.1	$769.4	$(2,490.1)	$2,258.5

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 29, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$307.4	$37.2	$385.1	$(382.6)	$347.1
Cost of sales	—	270.1	35.1	352.3	(382.6)	274.9

Gross profit	—	37.3	2.1	32.8	—	72.2

Operating expenses:
Research and development	—	7.2	5.1	6.5	—	18.8
Selling, general and administrative	—	24.0	1.7	11.8	—	37.5
Amortization of acquisition-related intangibles	—	—	2.3	5.6	—	7.9
Restructuring and impairments	—	10.8	1.9	37.0	—	49.7

Total operating expenses	—	42.0	11.0	60.9	—	113.9

Operating loss	—	(4.7)	(8.9)	(28.1)	—	(41.7)
Interest expense	—	21.4	—	—	—	21.4
Interest income	—	(1.6)	(0.1)	(0.2)	—	(1.9)
Other expense, net	—	23.4	—	—	—	23.4
Equity in subsidiary loss	63.8	37.0	25.9	—	(126.7)	—

loss before income taxes	(63.8)	(84.9)	(34.7)	(27.9)	126.7	(84.6)
Provision (benefit) for income taxes	—	(21.1)	(0.4)	0.7	—	(20.8)

Net loss	$(63.8)	$(63.8)	$(34.3)	$(28.6)	$126.7	$(63.8)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Six Months Ended June 29, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$612.3	$73.7	$783.9	$(771.7)	$698.2
Cost of sales	—	540.4	70.6	709.2	(771.7)	548.5

Gross profit	—	71.9	3.1	74.7	—	149.7

Operating expenses:
Research and development	—	14.5	10.6	12.8	—	37.9
Selling, general and administrative	—	50.1	3.1	23.5	—	76.7
Amortization of acquisition-related intangibles	—	—	4.6	12.8	—	17.4
Restructuring and impairments	—	12.1	11.1	36.9	—	60.1

Total operating expenses	—	76.7	29.4	86.0	—	192.1

Operating loss	—	(4.8)	(26.3)	(11.3)	—	(42.4)
Interest expense	—	42.3	—	—	—	42.3
Interest income	—	(3.9)	(0.1)	(0.4)	—	(4.4)
Other expense, net	—	23.4	—	—	—	23.4
Equity in subsidiary loss	81.4	39.4	11.6	—	(132.4)	—

loss before income taxes	(81.4)	(106.0)	(37.8)	(10.9)	132.4	(103.7)
Provision (benefit) for income taxes	—	(24.6)	(0.5)	2.8	—	(22.3)

Net loss	$(81.4)	$(81.4)	$(37.3)	$(13.7)	$132.4	$(81.4)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 29, 2003

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(4.5)	$11.8	$37.9	$45.2

Investing activities:
Capital expenditures	—	(23.6)	(11.8)	(37.0)	(72.4)
Purchase of molds and tooling	—	—	—	(0.6)	(0.6)
Purchase of marketable securities	—	(74.7)	—	—	(74.7)
Sale of marketable securities	—	54.5	—	—	54.5
Investment (in) from affiliate	7.5	(7.5)	—	—	—

Cash provided by (used in) investing activities	7.5	(51.3)	(11.8)	(37.6)	(93.2)

Financing activities:
Repayment of long-term debt	—	(300.5)	—	—	(300.5)
Issuance of long-term debt	—	300.0	—	—	300.0
Proceeds from issuance of common stock and from exercise of stock options, net	3.6	—	—	—	3.6
Purchase of treasury stock	(4.5)	—	—	—	(4.5)
Debt issuance costs	(6.6)	—	—	—	(6.6)

Cash used in financing activities	(7.5)	(0.5)	—	—	(8.0)

Net change in cash and cash equivalents	—	(56.3)	—	0.3	(56.0)
Cash and cash equivalents at beginning of period	—	593.4	—	24.9	618.3

Cash and cash equivalents at end of period	$—	$537.1	$—	$25.2	$562.3

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$—	$(0.1)	$—	$2.6	$2.5

Interest	$—	$39.0	$—	$—	$39.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Except as otherwise indicated in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

Overview

      From our beginning as an independent semiconductor company in 1997, we have grown both organically and through acquisitions, to become the top supplier of power semiconductors in the world. We have focused on developing semiconductors that provide solutions for power management, which we refer to as power products, that serve fast growing consumer, computing, automotive, industrial and communications markets. We have also rapidly expanded our presence in the Asian regional markets, specifically Korea and China, where we see the highest growth potential over the next several years. Our organic and acquisition-driven growth, our ability to service multiple end markets, and our focus on growing in Asia, have all contributed to an increase in revenue from power products from just 9% of total sales in fiscal year 1997 to 74% of total sales in the first six months of 2004. We have a wide portfolio of new products that leverage expertise in both analog and discrete power technologies. Some of our newest products combine both of these technologies and provide a total power management solution to our customers.

      We believe gross margins and operating margins are key indices that reflect our progress in developing the right new products, as well as our ability to manufacture at low cost levels. During 2004, we have improved our gross margins due to improved product mix and lower costs. Other key indices used by the company include factors such as days sales outstanding (DSO) and inventory turn ratios. DSO improved to 38.0 in the second quarter of 2004 from 41.2 in the second quarter of 2003. Inventory turns were roughly flat at 5.2 in the second quarter of 2004 from 5.3 in the second quarter of 2003. In addition, the company tracks factory utilization. Our blended fab capacity utilization, based on our installed equipment, was over 90% during the period causing average lead times to increase to 16 to 17 weeks in Q2 of 2004. As a result, we have accelerated capital expenditures into the first half of 2004 to support the higher demand. Distributor inventory was approximately 13.9 weeks, which is above our target of 13 weeks of supply on hand. We also continue to focus on our cash and investment balances, and have reported 23 straight quarters of positive operating cash flow.

      We continue to follow our asset-light investment strategy for our more mature products which typically feature lower gross margins and have lower or negative long term sales growth potential. By this we mean we are gradually transferring the manufacturing for these mature products to third party subcontractors, allowing our manufacturing facilities to focus on building higher growth, higher margin, more strategic products. We believe following this long term asset-light approach for mature products will improve our return on invested capital and will lessen our exposure to falling prices on commodity products during industry downturns.

      We believe the power semiconductor market will continue to grow as fast as or faster than the total semiconductor industry over the foreseeable future. Our strategy will be to continue to focus on developing new power process, packaging and circuit technology that will allow us to introduce power products that serve multiple end markets. We also plan to continue to invest in our more modern fabrication facilities and in our new Suzhou, China assembly and test plant as we believe these are the significant factors that will help us to continue to improve gross and operating margins. Overall, our focus will remain on growing profitable market share in our power markets.

Results of Operations

      The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements:

	Three Months Ended				Six Months Ended

	June 27,		June 29,		June 27,		June 29,
	2004		2003		2004		2003

Total revenues	$414.3	100%	$347.1	100%	$814.0	100%	$698.2	100%
Gross profit	121.4	29%	72.2	21%	226.7	28%	149.7	21%
Operating Expenses:
Research and development	21.0	5%	18.8	5%	41.7	5%	37.9	5%
Selling, general and administrative	44.1	11%	37.5	11%	85.8	11%	76.7	11%
Amortization of acquisition-related intangibles	6.2	1%	7.9	2%	13.8	2%	17.4	2%
Restructuring and impairments	4.4	1%	49.7	14%	8.2	1%	60.1	9%
Reserve for potential settlement losses	11.0	3%	—	0%	11.0	1%	—	0%

Total operating expenses	86.7	21%	113.9	33%	160.5	20%	192.1	28%
Operating income (loss)	34.7	8%	(41.7)	-12%	66.2	8%	(42.4)	-6%
Interest expense	16.0	4%	21.4	6%	31.8	4%	42.3	6%
Interest income	(1.9)	0%	(1.9)	-1%	(4.5)	-1%	(4.4)	-1%
Other expense	—	0%	23.4	7%	—	0%	23.4	3%

Income (loss) before income taxes	20.6	5%	(84.6)	-24%	38.9	5%	(103.7)	-15%
Income tax provision (benefit)	3.6	1%	(20.8)	-6%	8.9	1%	(22.3)	-3%

Net income (loss)	$17.0	4%	$(63.8)	-18%	$30.0	4%	$(81.4)	-12%

      Revenues. Revenues during the second quarter and first six months of 2004 increased $67.2 million and $115.8 million, respectively, compared to 2003 and were driven primarily by continued growth in the power management market, new product introductions, and overall improved industry and economic conditions.

      As a percentage of sales, geographic sales for the United States, Other North America, Europe, Asia Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for the three and six months ended June 27, 2004 and June 29, 2003:

	Three Months
	Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003

United States	12%	12%	12%	11%
Other North America	3	3	3	4
Europe	11	12	11	11
Asia Pacific	58	52	58	52
Korea	16	21	16	22

Total	100%	100%	100%	100%

      The increase in our Asia Pacific percentage of sales is due to our growing customer base in China, as well as our commitment to investing our resources in this growing region. Korean revenues as a percentage of total revenues declined, while the absolute dollars were approximately flat. The percentage decline was due to our efforts to enrich our product mix and focus on selling products with higher margins.

      Gross Profit. The increase in gross profit for the second quarter and first six months of 2004 compared to the same period of 2003 was a result of improving average selling prices and increased unit volumes, due primarily from better product mix, driven mainly by new power products. Increased unit volumes also lead to higher factory utilization, which leads to improved gross profit. For the first quarter of 2004, gross profit also included a net reserve release of $(1.9) million of sales reserves due to a change in distributor reserve estimates and a $0.9 million inventory charge, recorded in revenues and cost of sales, respectively, associated with the discontinuation of certain products in connection with our 2003 restructuring actions. For the first six months of 2003, gross profit includes $3.9 million of distributor and inventory reserves associated with the exit from the sale of the hybrid and non-volatile memory products and $2.2 million of distributor reserves in connection with our 6” wafer fab closure.

      Operating Expenses. R&D and SG&A expenses were both flat as a percentage of sales in the three and six month periods ended June 27, 2004, as compared to 2003.

      The decrease in amortization is due to certain intangibles becoming fully amortized during the fourth quarter of 2003 and the first quarter of 2004.

      During the three and six months ended June 27, 2004, the company recorded restructuring charges of $4.4 million and $8.2 million, respectively. In the second quarter of 2004, the charge included $2.0 million relating to our 6” Mountaintop, PA closure, primarily associated with the decommissioning of certain assets, $0.2 million of employee separation costs related to the 4” closure in South Portland, ME, an additional $1.7 million primarily relating to decommissioning of certain assets relating to the closure of our 4” South Portland, ME wafer fab, $0.5 million of additional charges relating to the closure of our Kuala Lumpur, Malaysia plant and $0.8 million of employee separation costs relating to the severance for approximately 15 employees in the United States associated with the first quarter 2004 infrastructure alignment project. The company also released $0.8 million of reserves relating primarily to Q2 and Q4 2003 employee separation costs and our Kuala Lumpur, Malaysia plant closure due to revised estimates relating to these actions. For the six months ended June 27, 2004, these charges also include $2.5 million relating to our 6” Mountaintop, PA closure, primarily associated with the decommissioning of certain assets, $0.2 million of asset impairment charges relating to the discontinuation of our Memory product line, $0.9 million reversal of employee separation costs related to fewer than anticipated headcount reduction actions related to the 4” closure in South Portland, ME, an additional $0.9 million primarily relating to decommissioning of certain assets relating to the closure of our 4” South Portland, ME wafer fab, $0.2 million of additional charges relating to the closure of our Kuala Lumpur, Malaysia plant and $0.9 million of employee separation costs relating to the severance for approximately 15 employees in the United States associated with on-going infrastructure alignment projects. The infrastructure alignment headcount actions are expected to begin in the first quarter of 2005, will impact non-manufacturing personnel, primarily in the United States, and are expected to be completed in the fourth quarter of 2005. As a result of the $0.9 million and $0.8 million of severance related charges announced in the first and second quarter of 2004, respectively, the company anticipates cost savings of approximately $2.0 million on an annualized basis beginning in 2006.

      In addition, for the six months ended June 27, 2004, the company recorded a net reserve release of $(1.9) million due to a change in distributor reserve estimates and a charge of $0.9 million of inventory reserves, recorded in revenues and cost of sales, respectively, associated with our 2003 restructuring actions.

      During the six months ended June 29, 2003, the company recorded restructuring charges of $49.7 million. Related to our action to close the 6” Mountaintop, PA wafer fab, we recorded charges of $5.8 million for employee separation costs, $2.2 million of asset impairments, $2.2 million for exit costs associated with the decommissioning of certain assets and $0.5 million in expected lease termination costs. In the second quarter of 2003, the company also recorded charges in connection with our plan to close the 4” wafer fabrication facility in South Portland, ME. These charges included $3.0 million for employee separation costs, $2.0 million of asset impairments and $0.9 million of other exit costs, primarily related to decommissioning. In addition, the company recorded charges in connection with the plant closures in Wuxi, China, and Kuala

Lumpur, Malaysia. These charges included $5.2 million in employee separation costs and $4.6 million primarily for asset impairment. It was determined that there were certain wafer fabrication assets located in Bucheon, South Korea for which the carrying amount exceeded the expected undiscounted cash flow from their use. Accordingly, a charge of $21.4 million was recorded in order to reflect these long-lived assets at their fair value. Lastly, the company also incurred additional employee separation costs of $10.8 million for various other headcount reduction actions, primarily in the United States and Korea.

      For the first quarter of 2003, asset impairments, decommissioning costs, lease termination costs and other exit costs related primarily to the closure of the 6” wafer fab in Mountaintop, PA. Asset impairment charges were based upon available market quotations for similar equipment. As part of the decision to close the 6” wafer fab in Mountaintop, PA, the company intends to discontinue manufacturing certain products and transfer the remaining products to either the 8” wafer fab line in Mountaintop, PA, to Bucheon, South Korea or to third-party subcontractors. It is anticipated that the total cost of closing the 6” wafer fab in Mountaintop, PA will cost approximately $5 million for severance and $14 million for all other related costs and impairments. This closure is expected to be completed some time during the second half of 2004 and is expected to save the company approximately $10 million annually in manufacturing costs, including salary and benefits associated with the approximately 170 employees terminated. The estimated savings are based on comparisons to fourth quarter 2003 spending levels.

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

      In the second quarter of 2003, the company recorded charges in connection with its plan to close the 4” wafer fabrication facility in South Portland, Maine and transfer the manufacturing of certain of these products to the 6” line in South Portland, Maine. These charges included $3.0 million in employee separation costs, $2.0 million in asset impairments and $0.9 million of other exit costs, primarily related to decommissioning. The company also recorded a charge in connection with the anticipated plant closures in Wuxi, China and Kuala Lumpur, Malaysia. For the products currently manufactured in both Wuxi, China and Kuala Lumpur, Malaysia, the company has entered into an agreement to sell the manufacturing assets of the facility to a third party and, in turn, engage the third party to perform subcontracting services for the Company. These charges include $5.2 million in employee separation costs and $4.6 million in asset impairment costs. It is anticipated that the cost of the South Portland, Maine, Wuxi, China and Kuala Lumpur, Malaysia closures will be approximately $8 million in severance, $6.6 million in asset impairments and $11 million in other exit costs including decommissioning and technology transfer costs. The company expects that the South Portland, Maine closure will be completed some time in the second half of 2004, and the Kuala Lumpur, Malaysia and Wuxi, China closure will be substantially complete some time in the third quarter of 2004. These closures are estimated to save the company approximately $15 million in manufacturing costs annually upon the final completion.

      It was determined through an undiscounted cash flow analysis there were certain wafer fabrication assets located in Bucheon, South Korea for which the carrying amount exceeded the fair value. Accordingly, a charge of $21.4 million was recorded in order to reflect these long-lived assets at their fair value which was determined based upon a discounted cash flow analysis. The asset impairments in Bucheon, South Korea are estimated to save the company approximately $4.4 million annually in reduced depreciation costs.

      During the second quarter of 2003, the company also incurred additional employee separation costs of $10.8 million for various other headcount reduction actions, primarily in the United States and Korea. Payments under the headcount reduction action began in the second quarter of 2003 and are substantially completed at June 27, 2004. The terminations will save the company approximately $8 million annually in salary and benefit costs. The anticipated savings were achieved immediately upon the terminations.

      The company also recorded additional severance for stay-put bonuses of $1.1 million and $0.7 million for technology transfer and other costs during the second quarter of 2003 associated with the ongoing costs of the First Quarter 2003 Restructuring Program.

      Lastly, the company recorded a charge of $1.0 million and $2.9 million of distributor and inventory reserves, recorded in revenues and cost of sales, respectively, associated with the exit from the sale of hybrid and non-volatile memory products as well as product discontinuation in connection with our 6” wafer fab closure.

      In the second quarter of 2004, the company recorded $11.0 million as a reserve for potential settlement losses. See Note 10 for further information.

      Interest Expense. The decrease in interest expense was principally the result of the redemption of $300 million of the 10 3/8% Senior Subordinated notes on June 19, 2003. This redemption is partially offset by interest on our new $300 million term loan.

      Interest Income. Interest income was roughly flat in the second quarter and first six months of 2004, as compared to 2003.

      Other Expense, net. The $23.4 million recorded in the second quarter of 2003 was for costs associated with the redemption of our 10 3/8% senior subordinated notes and the refinancing of our $300 million revolving line of credit. These costs included $17.4 million for the call premium on the 10 3/8% senior subordinated notes and other transaction fees and a $6.0 million non-cash write-off of deferred financing fees associated with the original bond offering and refinancing of the $300 million revolving line of credit.

      Income Taxes. The effective tax rate for the second quarter and first six months of 2004 was 18% and 23%, compared to 25% and 22% for the comparable periods of 2003. The change in the effective tax rate in 2004 as compared to 2003 was due to the changes in the magnitude and location of taxable income among taxing jurisdictions. The tax rate was calculated based upon actual tax rates for the quarter rather than using a projected annual tax rate due to the uncertainty of projecting annual taxable income by tax jurisdiction. Changes in the location of taxable income (loss) could result in significant changes in the effective tax rate.

      Comparative disclosures of revenue and gross profit of our reportable segments are as follows:

	Three Months Ended

	June 27, 2004			June 29, 2003

			Gross			Gross
	Revenue	% of Total	Profit %	Revenue	% of Total	Profit %

	(Dollars in millions)
Analog and Mixed Signal	$96.8	23.4%	30.2%	$82.6	23.8%	28.2%
Discrete	245.5	59.3%	30.5%	190.9	55.0%	19.0%
Logic and Memory	46.5	11.2%	24.9%	39.8	11.5%	15.1%
Other	25.5	6.1%	22.4%	33.8	9.7%	19.5%

Total	$414.3	100.0%	29.3%	$347.1	100.0%	20.8%

	Six Months Ended

	June 27, 2004			June 29, 2003

			Gross			Gross
	Revenue	% of Total	Profit %	Revenue	% of Total	Profit %

	(Dollars in millions)
Analog and Mixed Signal	$183.7	22.6%	32.4%	$168.5	24.1%	26.9%
Discrete	480.4	59.0%	28.1%	380.4	54.5%	20.4%
Logic and Memory	92.9	11.4%	22.0%	84.1	12.0%	15.7%
Other	57.0	7.0%	20.7%	65.2	9.4%	20.9%

Total	$814.0	100.0%	27.9%	$698.2	100.0%	21.4%

Analog and Mixed Signal Products Group.

      The increase in Analog revenue was driven primarily by strong demand and unit shipments across all Analog products, particularly in our Green Mode Power Switches. In addition to increased demand, average selling prices improved significantly from 2003 levels, primarily due to a richer mix of product. Gross profits also improved significantly over 2003, primarily due to higher revenue, but also an improved product mix, and higher factory utilization. Customer demand that began increasing late in the third quarter of 2003 has continued, with particular emphasis on new products that support lower power consumption and smaller dimensions. In the first quarter of 2004, gross profit includes $(0.2) million of sales reserve release and a $0.1 million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions. Analog gross profit in the second quarter of 2003 also includes $0.4 million in inventory reserves associated with the second quarter restructuring action.

      Analog had operating income (loss) of $5.3 million and $11.8 million in the second quarter and first six months of 2004, compared to $(0.4) million and $(4.3) for the comparable periods of 2003. The increase in operating income improved commensurate with the gross profit improvements. R&D and SG&A expenses were roughly flat. Acquisition amortization decreased due to certain intangibles becoming fully amortized.

Discrete Products Group.

      Discrete revenue grew 29% and 26% for the second quarter and first six months of 2004 compared to the same periods of 2003. Revenue growth came across all products, with particular growth in High Power and Low Power. Power products units increased, while average selling prices remained roughly flat. Low Power products experienced strong sales in the computing segment, primarily in desktop and notebooks, while High Power growth came from the Asian industrial and transistor markets. Gross profits increased due to an improved product mix, conversion to our Powertrench® III and Powertrench® IV technologies which have significantly lower die costs, and increased factory utilization. Gross profit includes a $(0.2) million sales reserve release recorded in the first quarter of 2004, recorded in revenue, and $2.2 million of sales reserves and $1.3 million of inventory reserves, recorded in revenue and cost of sales, respectively, in the first six months of 2003 associated with the 6” Mountaintop, PA fab closure.

      Discrete had operating income of $37.1 million and $60.2 million for the second quarter and first six months of 2004, compared to $5.6 million and $15.8 million for the comparable periods of 2003. The increase in operating income was a result of the improved gross profits discussed above. R&D expenses increased in 2004 due to continued focus on new technologies, including our Powertrench® technology. SG&A expenses were roughly flat. Acquisition amortization decreased due to certain intangibles becoming fully amortized.

Logic and Memory Products Group.

      The increase in Logic and Memory revenue was driven primarily by increasing average selling prices, due to better product mix and pricing improvements in mature logic products and TinyLogic®. Unit volumes also increased, particularly in TinyLogic®. Gross profits improved due to the improved product mix, higher demand and better pricing. In the first quarter of 2004, gross profit includes $(1.5) million of sales reserve release, due to a change in distributor reserve estimates, and $0.5 million of additional inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions.

      Logic and Memory had operating income (loss) of $6.4 million and $10.2 million for the second quarter and first six months of 2004, compared to $(0.5) million and $(0.1) million for the comparable periods of 2003. The increase in operating income was a result of the gross profit improvements as well as decreases in SG&A expenses due to selling staff and related expenses being consolidated with regional selling functions during the fourth quarter of 2003. R&D expenses were roughly flat. SG&A expenses decreased as discussed above, in addition to discontinuation of allocated expenses to the memory product line.

Liquidity and Capital Resources

      We have a borrowing capacity of $180.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At June 27, 2004, adjusted for outstanding letters of credit, we had up to $179.6 million available under this senior credit facility. At June 27, 2004, we had additional outstanding letters of credit of $0.9 million and guarantees totaling $4.9 million that were issued on behalf of unaffiliated companies with which we currently have a strategic investment or relationship. At June 27, 2004, we also had $16.0 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.

      Our senior credit facility, which includes the $300 million term loan and the $180 million revolving line of credit, the indentures governing our 10 1/2% Senior Subordinated Notes, 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future may impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum senior leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At June 27, 2004, the company was in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We intend to invest approximately 10% of sales in 2004 on capital expenditures, including the $90.2 million we have spent through June 27, 2004. This capital primarily was spent to expand capacity in support of in-sourcing of assembly and test capacity, including investment of equipment at our new facility in Suzhou, China, to add capacity in our eight-inch Mountaintop, Pennsylvania facility, and to support cost reduction projects in our manufacturing facilities. We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

      As of June 27, 2004, our cash and cash equivalents were $533.3 million, an increase of $2.2 million from December 28, 2003. Our short term and long term marketable securities totaled $131.0 million, an increase of $34.8 million from December 28, 2003. These securities are all highly liquid marketable instruments that have no restrictions on sale.

      During the first six months of 2004, our operations provided $118.0 million in cash compared to $45.2 million of cash in the comparable period of 2003. The increase in cash provided by operating activities is primarily due to an increase in net income of $111.4 million. Changes in non-cash items are primarily due to a decrease in non-cash restructuring and impairment expenses, and a change in deferred income taxes. Changes in operating assets and liabilities reflects an increase in accounts receivable, which is attributable to an increase in revenue. While accounts receivable has increased, our DSO have improved compared to the prior year. The increase in current liabilities is due to an increase in payroll related accruals, as well as an $11.0 million charge in 2004 relating to a reserve for estimated potential settlement losses, for which there is no comparable amount in 2003.

      Cash used in investing activities during the first six months of 2004 totaled $128.3 million, compared to $93.2 million used in the comparable period of 2003. The increase primarily results from increased capital spending and a net increase of purchases of marketable securities.

      Cash provided by financing activities of $12.5 million for the first six months of 2004 was primarily from proceeds from the exercise of stock options. Cash used in financing activities of $8.0 million for the first six months of 2003 was primarily the purchase of treasury stock and debt issuance costs associated with the redemption of our 10 3/8% senior subordinated notes.

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

Forward Looking Statements

      This quarterly report includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Business Risks section below. Among these factors are the following: changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors’ actions; loss of key customers; order rescheduling or cancellations; or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Business Risks section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

Policy on Business Outlook Disclosure and Quiet Periods

      It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The business outlook below is consistent with the outlook included in our July 15, 2004 press release announcing second quarter results. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the outlook is not updated to reflect management’s current expectations. The quiet period for the third quarter of 2004 will be from September 11, 2004 to October 14, 2004, when we plan to release our third quarter 2004 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations.

Outlook

      For the third quarter of 2004, we expect our third quarter revenues to be roughly flat over second quarter, following normal historical seasonal patterns. We also expect gross profits to increase 50 to 100 basis points sequentially due to a better product mix, lower costs, and more new products. We intend to spend approximately 10% of sales on capital expenditures during 2004. Entering the third quarter, we had approximately 80% of our forecasted revenues scheduled to ship in the third quarter.

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

      The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

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

      We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues.

      We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues.

      Downturns in the highly cyclical semiconductor industry or changes in end user market demands could reduce the value of our business, which could cause the trading price of our stock to decline.

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

      Distributors accounted for 66% of our net sales for the six months ended June 27, 2004. Our top five distributors worldwide accounted for 17% of our net sales for the six months ended June 27, 2004. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

      Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several dollars, whereas the personal computer might be sold by the computer maker for several hundred dollars. Although we maintain rigorous quality control systems, we manufacture and sell approximately 16 billion individual semiconductor devices per year to customers around the world, and in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to published specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. We attempt, through our standard terms and conditions of sale and other customer contracts, to limit our liability for defective products to obligations to replace the defective goods or refund the purchase price. Nevertheless, we have received claims for other charges, such as for labor and other costs of replacing defective parts, lost profits and other damages. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result.

      For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. In May 2004 we were named, along with three product distribution companies, as a defendant in a lawsuit filed by Alcatel Canada Inc. in the Ontario Superior Court of Justice. The lawsuit alleges breach of contract, negligence and other claims and seeks C$200,000,000 (Canadian dollars) in damages allegedly caused by our products containing the mold compound. We intend to vigorously defend the lawsuit.

      In a related action, we filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Singapore Pte. Ltd., and other related parties, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to our customers as a result of mold compound supplied by Sumitomo. Other manufacturers have also filed lawsuits against Sumitomo relating to the same mold compound issue. Our lawsuit against Sumitomo is pending in California Superior Court for Santa Clara County. We are unable to predict or determine the outcome of the litigation with Sumitomo Bakelite Singapore Pte. Ltd., and there can be no assurance that we will prevail, nor can we predict the amount of damages that may be recovered if we do prevail.

      Although we have not been sued by any other customer as a result of the Sumitomo mold compound issue, several other customers have made claims for damages or threatened to begin litigation if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have also resolved similar claims with several of its leading customers. We have limited insurance coverage for such customer claims. While the exact amount of these losses is not known, we have recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations for the three months ended June 27, 2004. This estimate was based upon an assessment of the potential liability using an analysis of all the claims to date and historical experience. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

      Our international operations subject our company to risks not faced by domestic competitors.

      Through our subsidiaries we maintain significant operations in the Philippines, Malaysia and South Korea and also operate facilities in China and Singapore. We are constructing another facility in China. We have sales offices and customers around the world. Almost three-quarters of our revenues in the first six months of 2004 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

      As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 16% of our revenue for the second quarter 2004.

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

      Samsung Electronics is a significant customer, due in part to the historical relationship between the business we acquired and its former parents and affiliates. There can be no assurances that these relationships will continue at historical levels. Samsung Electronics (together with its affiliates) is our largest customer, accounting for 7.0% of total sales during the first six months of 2004. Any material reduction in the purchases by Samsung Electronics could have a material adverse effect on our results of operations.

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

      We are a leveraged company with a debt-to-equity ratio at June 27, 2004 of approximately 0.7 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

      At June 27, 2004, we had total debt of $850.2 million and a ratio of debt to equity of approximately 0.7 to 1. On June 19, 2003, we entered into a new credit facility that included a $300 million term loan, the proceeds of which have been used to redeem our 10 3/8% Senior Subordinated Notes due 2007, as well as a $180 million revolving line of credit. Our substantial indebtedness could have important consequences. For example, it could

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

      We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the indenture governing Fairchild Semiconductor Corporation’s outstanding 10 1/2% Senior Subordinated Notes, and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $180.0 million in revolving loans, in addition to the outstanding $300.0 million term loan that is currently outstanding under that facility. As of June 27, 2004, adjusted for outstanding letters of credit, we had up to $179.6 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

      In addition, the credit agreement governing our senior credit facility contains other and more restrictive covenants and limits us from prepaying all of our other indebtedness. The senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of June 27, 2004, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

      On May 14, 2004, we were named, along with three product distribution companies, as a defendant in a lawsuit filed by Alcatel Canada Inc. in the Ontario Superior Court of Justice in Toronto. The other named defendants are Arrow Electronics Canada Ltd., Avnet International (Canada) Ltd. and Future Electronics Inc. The lawsuit alleges breach of contract, negligence and other claims and seeks C$200,000,000 (Canadian dollars) in damages allegedly caused by some of our products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We intend to vigorously defend the lawsuit.

      In a related action, we filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Singapore Pte. Ltd., and other related parties, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to our customers as a result of mold compound supplied by Sumitomo. Other manufacturers have also filed lawsuits against Sumitomo relating to the same mold compound issue. Our lawsuit against Sumitomo is pending in California Superior Court for Santa Clara County. We are unable to predict or determine the outcome of the litigation with Sumitomo Bakelite Singapore Pte. Ltd., and there can be no assurance that we will prevail, nor can we predict the amount of damages that may be recovered if we do prevail.

      Although we have not been sued by any other customer as a result of the Sumitomo mold compound issue, several other customers have made claims for damages or threatened to begin litigation if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have also resolved similar claims with several of its leading customers. We have limited insurance coverage for such customer claims. While the exact amount of these losses is not known, we have recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations for the three months ended June 27, 2004. This estimate was based upon an assessment of the potential liability using an analysis of all the claims to date and historical experience. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

      From time to time, we are involved in other legal proceedings in the ordinary course of business. We believe that there is no such other ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table provides information with respect to purchases made by the company of its own common stock.

Maximum Number
(or Approximate
Dollar Value)
			Total Number of	of Shares that
	Total Number		Shares Purchased	May Yet Be
	of Shares	Average	as Part of Publicly	Purchased Under
	(or Units)	Price Paid	Announced Plans	the Plans
Period	Purchased(1)	per Share($)	or Programs	or Programs

December 29, 2003 — January 25, 2004	—	—	—	—
January 26, 2004 — February 22, 2004	85,000	24.48	—	—
February 23, 2004 — March 28, 2004	—	—	—	—
March 29, 2004 — April 25, 2004	105,000	23.92	—	—
April 26, 2004 — May 23, 2004	—	—	—	—
May 24, 2004 — June 27, 2004	—	—	—	—
Total	190,000	48.40	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan and stock option plan. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) Our annual meeting of stockholders was held on May 4, 2004.

      (b) The following directors were elected at the meeting by the following votes:

	Votes For*	Votes Withheld

Kirk P. Pond	97,432,844	681,030
Joseph R. Martin	100,149,678	681,030
Charles P. Carinalli	98,850,003	681,030
Richard M. Cashin, Jr	99,169,383	681,030
Charles M. Clough	95,975,718	681,030
Robert F. Friel	99,174,141	681,030
Thomas L. Magnanti	99,714,048	681,030
Bryan R. Roub	99,171,555	681,030
Ronald W. Shelly	97,346,639	681,030
William N. Stout	96,804,482	681,030

*	“Votes for” may reflect the effects of cumulative voting.

      (c) In addition to the election of directors described above, the following matters were voted on at the meeting:

      A proposal to amend the Fairchild Semiconductor Stock Plan, as described in our definitive proxy statement filed with the Securities and Exchange Commission on March 31, 2004, was approved by the following votes:

      FOR: 68,267,520 AGAINST: 16,530,587 ABSTAIN: 1,009,703 BROKER NON-VOTES: 13,576,681

      A proposal to ratify the appointment of KPMG LLP as the independent auditors of the company for 2004 was approved by the following votes:

      FOR: 98,041,822 AGAINST: 1,328,285 ABSTAIN: 14,384

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

      (b) Reports on Form 8-K

      On April 1, 2004, we filed a current report on Form 8-K relating to the election of two new directors to our Board of Directors and Audit Committee, as announced in a press release issued March 31, 2004. The press release is incorporated in, and filed as an exhibit, to the current report.

      On April 15, 2004, we filed a current report on Form 8-K relating to financial information for the three months ended March 28, 2004, and forward-looking statements relating to the second quarter of 2004, as announced in a press release issued April 15, 2004. The press release is incorporated in, and filed as an exhibit to, the current report.

      On May 6, 2004, we filed a current report on Form 8-K relating to the results of our Annual Stockholders’ Meeting, as announced in a press release issued May 5, 2004. The press release is incorporated in, and filed as an exhibit, to the current report.

      On May 19, 2004, we filed a current report on Form 8-K relating to the announcement that we have been named as a defendant in a lawsuit, as announced in a press release issued May 18, 2004. The press release is incorporated in, and filed as an exhibit to, the current report.

      On June 2, 2004, we filed a current report on Form 8-K relating to the update of our forward-looking guidance for the second quarter of 2004, as announced in a press release dated June 2, 2004. The press release is incorporated in, and filed as an exhibit to, the current report.

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

Date: August 6, 2004