Form 10-Q
period 2004-09-26
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2004-11-05
CIK 1036960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

(207) 775-8100

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The number of shares outstanding of the issuer’s classes of common stock as of the close of business on September 26, 2004:

Title of Each Class	Number of Shares

Common Stock	119,515,191

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 26,	December 28,
	2004	2003

	(In millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$528.3	$531.1
Short-term marketable securities	22.4	15.8
Accounts receivable, net of allowances of $23.2 and $19.6 at September 26, 2004 and December 28, 2003, respectively	176.5	153.4
Inventories	246.4	221.5
Deferred income taxes	39.4	40.8
Other current assets	28.2	21.4

Total current assets	1,041.2	984.0
Property, plant and equipment, net	655.5	622.7
Deferred income taxes	112.8	114.1
Intangible assets, net	157.7	177.6
Goodwill	229.9	229.9
Long-term marketable securities	103.1	80.4
Other assets	48.7	49.8

Total assets	$2,348.9	$2,258.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.3	$3.3
Accounts payable	119.2	109.6
Accrued expenses and other current liabilities	152.3	134.8

Total current liabilities	274.8	247.7
Long-term debt, less current portion	846.1	848.6
Other liabilities	14.2	14.5

Total liabilities	1,135.1	1,110.8
Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,257.9	1,236.2
Accumulated deficit	(40.5)	(83.9)
Accumulated other comprehensive loss	(0.4)	(1.8)
Less treasury stock (at cost)	(4.4)	(4.0)

Total stockholders’ equity	1,213.8	1,147.7

Total liabilities and stockholders’ equity	$2,348.9	$2,258.5

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

	(In millions, except per share amounts)
	(Unaudited)
Total revenue	$409.7	$328.4	$1,223.7	$1,026.6
Cost of sales	285.4	259.1	872.7	807.6

Gross profit	124.3	69.3	351.0	219.0

Operating expenses:
Research and development	20.6	17.9	62.3	55.8
Selling, general and administrative	46.1	35.5	131.9	112.2
Amortization of acquisition-related intangibles	6.1	7.9	19.9	25.3
Restructuring and impairments	8.2	2.6	16.4	62.7
Reserve for potential settlement losses	—	—	11.0	—

Total operating expenses	81.0	63.9	241.5	256.0

Operating income (loss)	43.3	5.4	109.5	(37.0)
Interest expense	16.2	15.9	48.0	58.2
Interest income	(2.7)	(1.6)	(7.2)	(6.0)
Other expense	8.4	—	8.4	23.4

Income (loss) before income taxes	21.4	(8.9)	60.3	(112.6)
Provision (benefit) for income taxes	8.0	(3.5)	16.9	(25.8)

Net income (loss)	$13.4	$(5.4)	$43.4	$(86.8)

Net income (loss) per common share:
Basic	$0.11	$(0.05)	$0.36	$(0.74)

Diluted	$0.11	$(0.05)	$0.35	$(0.74)

Weighted average common shares:
Basic	119.5	117.5	119.4	117.4

Diluted	121.7	117.5	123.8	117.4

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

	(In millions)
	(Unaudited)
Net income (loss)	$13.4	$(5.4)	$43.4	$(86.8)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	0.4	(0.4)	1.1	(2.0)
Net amount reclassified to earnings	—	0.7	1.1	2.5
Unrealized holding gain (loss) on foreign currency hedges and marketable securities	0.7	—	(0.8)	0.1

Comprehensive income (loss)	$14.5	$(5.1)	$44.8	$(86.2)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 26,	September 28,
	2004	2003

	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$43.4	$(86.8)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	128.3	134.8
Amortization of deferred compensation	2.3	3.1
Non-cash restructuring and impairment expense	0.3	30.8
Amortization of deferred financing costs	2.9	3.2
(Gain) loss on disposal of property, plant and equipment	(0.8)	2.3
Deferred income taxes	5.3	(38.2)
Non-cash write off of deferred financing fees	—	6.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(19.7)	5.1
Inventories	(24.9)	(1.6)
Other current assets	(1.9)	(6.8)
Current liabilities	27.7	11.2
Other assets and liabilities, net	(3.7)	2.0

Cash provided by operating activities	159.2	65.1

Cash flows from investing activities:
Capital expenditures	(144.6)	(95.8)
Proceeds from sale of property, plant and equipment	6.7	—
Purchase of molds and tooling	(2.9)	(1.0)
Purchase of marketable securities	(132.7)	(136.8)
Sale of marketable securities	99.4	62.0

Cash used in investing activities	(174.1)	(171.6)

Cash flows from financing activities:
Repayment of long-term debt	(2.5)	(300.5)
Issuance of long-term debt	—	300.0
Proceeds from issuance of common stock and from exercise of stock options, net	21.6	7.8
Purchase of treasury stock	(6.6)	(6.4)
Debt issuance costs	(0.4)	(6.6)

Cash provided by (used in) financing activities	12.1	(5.7)

Net change in cash and cash equivalents	(2.8)	(112.2)
Cash and cash equivalents at beginning of period	531.1	618.3

Cash and cash equivalents at end of period	$528.3	$506.1

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

Note 2 —	Financial Statement Details

	September 26,	December 28,
	2004	2003

	(In millions)
Inventories
Raw materials	$25.8	$24.7
Work in process	163.3	163.1
Finished goods	57.3	33.7

	$246.4	$221.5

Property, plant and equipment
Land	$32.1	$31.9
Buildings and improvements	293.4	273.3
Machinery and equipment	1,227.0	1,175.8
Construction in progress	120.5	94.9

Total property, plant and equipment	1,673.0	1,575.9
Less accumulated depreciation	1,017.5	953.2

	$655.5	$622.7

Note 3 —	Computation of Net Income (Loss) Per Share

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

      As a result of the net income reported for the three and nine months ended September 26, 2004, approximately 2.2 million and 4.4 million common equivalent shares have been included in the calculation of diluted net income per share. As a result of the net loss reported for the three and nine months ended September 28, 2003, approximately 2.7 million and 1.5 million common equivalent shares have been excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive. In addition, the computation of diluted earnings per share did not include the assumed conversion of the Senior Subordinated Notes because the effect would have been anti-dilutive. As a result,

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.7 million and $5.1 million of interest expense was not added back to the numerator for both the three and nine months ended September 26, 2004, respectively, and the three and nine months ended September 28, 2003, respectively. Additionally, potential common shares of 6.7 million were not included in the denominator for all periods presented.

Note 4 —	Supplemental Cash Flow Information

	Nine Months Ended

	September 26,	September 28,
	2004	2003

	(In millions)
Cash paid, net for:
Income taxes	$4.5	$3.9

Interest	$51.8	$58.3

Note 5 —	Stock Based Compensation

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

	Three Months Ended		Nine Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

	(In millions, except per share amounts)
Net income (loss), as reported	$13.4	$(5.4)	$43.4	$(86.8)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10.9)	(15.9)	(34.0)	(43.8)

Pro forma net income (loss)	$2.5	$(21.3)	$9.4	$(130.6)

Earnings per share:
Basic — as reported	$0.11	$(0.05)	$0.36	$(0.74)

Basic — pro forma	$0.02	$(0.18)	$0.08	$(1.11)

Diluted — as reported	$0.11	$(0.05)	$0.35	$(0.74)

Diluted — pro forma	$0.02	$(0.18)	$0.08	$(1.11)

      The weighted average fair value of options granted was $13.98 and $19.63 for the three and nine months ended September 26, 2004, respectively, and $15.94 and $11.65 in the three and nine months ended September 28, 2003, respectively. The fair value of each option grant for the company’s plans is

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

	Three Months Ended		Nine Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

Expected volatility	67%	71%	68%	71%
Dividend yield	—	—	—	—
Risk-free interest rate	3.60%	3.11%	3.80%	3.11%
Expected life, in years	6.0	6.0	6.0	6.0

Note 6 —	Goodwill and Intangible Assets

      A summary of acquired intangible assets is as follows:

		As of September 26, 2004		As of December 28, 2003

	Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization

	(In millions)
Identifiable intangible assets:
Developed technology	5-15 years	$225.6	$(85.2)	$225.6	$(72.0)
Customer base	8 years	55.8	(38.8)	55.8	(33.5)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(29.1)
Trademarks and tradenames	4 years	24.9	(24.9)	24.9	(24.9)
Patents	4 years	5.3	(5.0)	5.4	(5.0)

Subtotal		342.0	(184.3)	342.1	(164.5)
Goodwill	—	229.9	—	229.9	—

Total		$571.9	$(184.3)	$572.0	$(164.5)

      The carrying amount of goodwill by reporting unit is as follows:

	Domestic	Domestic	Opto-
	Analog	Discrete	electronics	Total

	(In millions)
Balance as of December 28, 2003	$15.5	$159.9	$54.5	$229.9
Balance as of September 26, 2004	$15.5	$159.9	$54.5	$229.9

      During the nine months ended September 26, 2004, there were no changes to the carrying amount of goodwill due to acquisitions or divestitures. Identified reporting units which carry goodwill include domestic analog and domestic discrete, which are included in the Analog and Discrete segments, respectively, and Optoelectronics, which does not meet the requirements of a reportable segment as defined in SFAS No. 131.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated amortization expense for the remainder of Fiscal 2004 and for each of the five succeeding fiscal years is as follows:

(In millions)

Estimated Amortization Expense:
Remainder of Fiscal 2004	$6.1
Fiscal 2005	24.0
Fiscal 2006	23.7
Fiscal 2007	18.5
Fiscal 2008	16.8
Fiscal 2009	16.8

Note 7 —	Segment Information

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

      Selected operating segment financial information for the three and nine months ended September 26, 2004 and September 28, 2003 is as follows:

	Three Months Ended		Nine Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

	(In millions)
Revenue and Operating Income (Loss):
Analog and Mixed Signal Products Group
Total revenue	$94.1	$76.1	$277.8	$244.6
Operating income (loss)	4.1	(1.4)	15.9	(5.7)

Discrete Products Group
Total revenue	$250.4	$186.3	$730.8	$566.7
Operating income	42.3	11.4	102.5	27.2

Logic and Memory Products Group
Total revenue	$35.8	$36.4	$128.7	$120.5
Operating income (loss)	3.3	(4.5)	13.5	(4.6)

Other
Total revenue	$29.4	$29.6	$86.4	$94.8
Operating loss(1)	(6.4)	(0.1)	(22.4)	(53.9)

Total Consolidated
Total revenue	$409.7	$328.4	$1,223.7	$1,026.6
Operating income (loss)	$43.3	$5.4	109.5	(37.0)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Other includes $8.2 million and $16.4 million of restructuring charges for the three and nine months ended September 26, 2004, respectively, and $2.6 million and $62.7 million of restructuring in the three and nine months ended September 28, 2003, respectively. Other also includes $11.0 million for the nine months ended September 26, 2004 for a reserve for potential losses stemming from customer claims related to products manufactured with a defective mold compound purchased from Sumitomo Bakelite Singapore Pte. Ltd. and affiliated companies (See Note 11).

Note 8 —	Restructuring and Impairments

      During the three and nine months ended September 26, 2004, the company recorded restructuring charges of $8.2 million and $16.4 million, respectively. In the third quarter of 2004, the charge included $2.9 million relating to our six-inch Mountaintop, Pennsylvania wafer fab closure, primarily associated with the decommissioning of certain assets, $5.0 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland, Maine wafer fab, and $0.3 million of additional charges related to the closure of our Kuala Lumpur, Malaysia plant; all related to restructuring actions announced in 2003. The company also released $0.4 million of reserves relating to employee separation costs at our four-inch South Portland, Maine wafer fab, due to revised estimates. In addition, the company recorded a charge of $0.4 million for additional employee separation costs relating to previously announced infrastructure alignment projects. For the nine months ended September 26, 2004, these charges also include $4.5 million relating to our six-inch Mountaintop, Pennsylvania wafer fab closure, primarily associated with the decommissioning of certain assets, $0.2 million of asset impairment charges relating to the discontinuation of our memory product line, $0.2 million of employee separation costs relating to the closure of our four-inch South Portland, Maine wafer fab, $2.6 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland, Maine wafer fab, $0.7 million of additional charges relating to the closure of our Kuala Lumpur, Malaysia plant, and $1.7 million of employee separation costs relating to the severance for approximately 30 employees in the United States associated with on-going infrastructure alignment projects. The company recorded a $0.9 million reversal of employee separation costs related to fewer than anticipated headcount reduction actions related to the four-inch wafer fab closure in South Portland. In addition, the company also released $0.8 million of reserves relating primarily to second quarter and fourth quarter 2003 employee separation costs and our Kuala Lumpur, Malaysia plant closure due to revised estimates relating to these actions.

      In the third quarter of 2004, the company also recorded net reserve releases of $(0.2) million of sales reserves and $(0.6) million of inventory reserves, recorded in revenue and cost of sales, respectively, due to a change in reserve estimates. For the nine months ended September 26, 2004, the company also recorded $(1.9) million of distributor reserve release due to a change in estimate and a charge of $0.9 million of inventory reserve, recorded in revenue and cost of sales, respectively. All related charges are associated with our 2003 restructuring actions. Inventory and distributor reserves associated with these actions are substantially complete as of third quarter 2004.

      During the nine months ended September 28, 2003, the company recorded charges of $62.7 million. Related to our action to close the six-inch Mountaintop, Pennsylvania wafer fab, we recorded charges of $5.8 million for employee separation costs, $3.1 million of asset impairments, $2.2 million for exit costs associated with the decommissioning of certain assets and $0.5 million in expected lease termination costs. In addition, we recorded $1.1 million for first quarter employee separation costs and $0.5 million of asset impairments associated with our analog restructuring actions. The company also recorded charges in connection with our plan to close the four-inch wafer fabrication facility in South Portland, Maine. These charges included $3.0 million for employee separation costs, $2.1 million of asset impairments and $0.9 million of other exit costs, primarily related to decommissioning. In addition, the company recorded charges in connection with the plant closures in Wuxi, China, and Kuala Lumpur, Malaysia. These

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges included $5.2 million in employee separation costs and $4.6 million primarily for asset impairment. It was determined that there were certain wafer fabrication assets located in Bucheon, South Korea for which the carrying amount exceeded the expected undiscounted cash flow from their use. Accordingly, a charge of $21.4 million was recorded in order to reflect these long-lived assets at their fair value. Lastly, the company also incurred additional employee separation costs of $12.3 million for various other headcount reduction actions, primarily in the United States and Korea.

      In the third quarter of 2003, the company also recorded charges of $2.3 million of sales reserves and $1.1 million of inventory reserves recorded in revenue and cost of sales, respectively, as a result of the discontinuation of certain products in connection with the closure of our four-inch fab in South Portland, Maine. For the nine months ended September 28, 2003, the company also recorded additional charges of $3.2 million of sales reserves and $2.9 million of inventory reserves, recorded in revenues and cost of sales, respectively, as a result of the discontinuation of certain products in connection with the closure of our six-inch fab in Mountaintop, Pennsylvania and the exit from the hybrid and non-volatile memory business in the first and second quarters.

      The following tables summarize the activity in the company’s accrual for restructuring and impairment costs for the three and nine months ended September 26, 2004 (in millions):

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	12/28/2003	Charges	Paid	Release	Items	3/28/2004

Fourth Quarter 2001 Restructuring Program:
Employee Separation Costs	$0.1	$—	$—	$—	$—	$0.1
First Quarter 2003 Restructuring Program:
Mountaintop, PA 6” Closure Employee Separation Costs	4.2	—	(3.1)	—	—	1.1
Mountaintop, PA 6” Closure Asset Write-Offs, Environmental, Other	2.2	2.5	(2.3)	—	—	2.4
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	1.7	—	(0.8)	—	—	0.9
Memory asset write-offs	—	0.2	—	—	(0.2)	—
South Portland, ME 4” Closure Employee Separation Costs	3.2	—	(0.7)	(0.9)	—	1.6
South Portland, ME 4” Closure Asset Write-Offs, Other	0.9	0.9	(0.9)	—	—	0.9
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	4.6	—	—	—	—	4.6
Kuala Lumpur, Malaysia Plant Closure Asset Impairment, Other	—	0.2	(0.2)	—	—	—
Wuxi, China Plant Closure Employee Separation Costs	0.7	—	—	—	—	0.7
Fourth Quarter 2003 Restructuring Program:
Employee Separation Costs	0.3	—	(0.1)	—	—	0.2
First Quarter 2004 Restructuring Program:
Employee Separation Costs	—	0.9	—	—	—	0.9
Second Quarter 2004 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	—

	$17.9	$4.7	$(8.1)	$(0.9)	$(0.2)	$13.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	3/28/2004	Charges	Paid	Release	Items	6/27/2004

Fourth Quarter 2001 Restructuring Program:
Employee Separation Costs	$0.1	$—	$—	$(0.1)	$—	$—
First Quarter 2003 Restructuring Program:
Mountaintop, PA 6” Closure Employee Separation Costs	1.1	—	(0.6)	—	—	0.5
Mountaintop, PA 6” Closure Asset Write-Offs, Environmental, Other	2.4	2.0	(3.2)	—	(0.1)	1.1
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	0.9	—	(0.3)	(0.2)	—	0.4
Memory asset write-offs	—	—	—	—	—	—
South Portland, ME 4” Closure Employee Separation Costs	1.6	0.2	(0.1)	—	—	1.7
South Portland, ME 4” Closure Asset Write-Offs, Other	0.9	1.7	(1.7)	—	—	0.9
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	4.6	—	(3.3)	—	—	1.3
Kuala Lumpur, Malaysia Plant Closure Asset Impairment, Other	—	0.5	(0.5)	(0.3)	0.3	—
Wuxi, China Plant Closure Employee Separation Costs	0.7	—	(0.4)	—	—	0.3
Fourth Quarter 2003 Restructuring Program:
Employee Separation Costs	0.2	—	—	(0.2)	—	—
First Quarter 2004 Restructuring Program:
Employee Separation Costs	0.9	—	—	—	—	0.9
Second Quarter 2004 Restructuring Program:
Employee Separation Costs	—	0.8	—	—	—	0.8

	$13.4	$5.2	$(10.1)	$(0.8)	$0.2	$7.9

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	6/27/2004	Charges	Paid	Release	Items	9/26/2004

Fourth Quarter 2001 Restructuring Program:
Employee Separation Costs	$—	$—	$—	$—	$—	$—
First Quarter 2003 Restructuring Program:
Mountaintop, PA 6” Closure Employee Separation Costs	0.5	—	(0.3)	—	—	0.2
Mountaintop, PA 6” Closure Asset Write-Offs, Environmental, Other	1.1	2.9	(3.7)	—	(0.3)	—
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	0.4	—	(0.2)	—	—	0.2
Memory asset write-offs	—					—
South Portland, ME 4” Closure Employee Separation Costs	1.7	—	(0.5)	(0.4)	—	0.8
South Portland, ME 4” Closure Asset Write-Offs, Other	0.9	5.0	(4.9)	—	—	1.0
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	1.3	0.1	(0.7)	—	—	0.7
Kuala Lumpur, Malaysia Plant Closure Asset Impairment, Other	—	0.2	(0.2)	—	—	—
Wuxi, China Plant Closure Employee Separation Costs	0.3	—	(0.1)	—	—	0.2
Fourth Quarter 2003 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	—
First Quarter 2004 Restructuring Program:
Employee Separation Costs	0.9	—	—	—	—	0.9
Second Quarter 2004 Restructuring Program:
Employee Separation Costs	0.8	0.4	(0.4)	—	—	0.8

	$7.9	$8.6	$(11.0)	$(0.4)	$(0.3)	4.8

      The company expects that all amounts, other than charges related to the first quarter 2004 and second quarter 2004 restructuring programs, will be paid by the end of 2004. The company expects that amounts for the first quarter 2004 and second quarter 2004 restructuring programs will be paid by the end of 2005.

Note 9 — Refinancing of Senior Credit Facility

      On August 5, 2004 the company completed a refinancing of the $300 million term loan portion of its senior credit facility. The refinancing reduced the interest rate by 25 basis points to a new rate approximating LIBOR plus 225 basis points, which was approximately 4.1875% at September 26, 2004. In connection with the refinancing, the company recorded $0.4 million of deferred financing fees, which will be amortized over the remaining 4 years of the loan.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Derivatives

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

      Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, had no impact on earnings for the nine months ended September 26, 2004. No cash flow hedges were derecognized or discontinued for the nine months ended September 26, 2004.

      Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. The company estimates that the entire $0.4 million of net unrealized derivative gain included in OCI will be reclassified into earnings within the next twelve months.

Note 11 — Contingencies

      From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. In May 2004 the company was named, along with three product distribution companies, as a defendant in a lawsuit filed by Alcatel Canada Inc. in the Ontario Superior Court of Justice. The lawsuit alleges breach of contract, negligence and other claims and seeks C$200,000,000 (Canadian dollars) in damages allegedly caused by the company’s products containing the mold compound. The company intends to vigorously defend the lawsuit. The litigation is in its earliest stages.

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

      Although the company has not been sued by any other customer as a result of the Sumitomo mold compound issue, several other customers have made claims for damages or threatened to begin litigation if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. The company has also resolved similar claims with several of its leading customers. The company has limited insurance coverage for such customer claims. While the exact amount of these losses is not known, the company recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations for the nine months ended September 26, 2004, recorded in the second quarter. This estimate was based upon an assessment of the potential liability using an analysis of all the claims to date and historical experience. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur a liability in excess of the current reserve.

Note 12 — Condensed Consolidating Financial Statements

      The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes and 10 1/2% Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of September 26, 2004 and December 28, 2003 and related condensed consolidating statements of operations for the three and nine months ended September 26, 2004 and September 28, 2003 and condensed consolidating cash flows for the nine months ended September 26, 2004 and September 28, 2003.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$491.0	$—	$37.3	$—	$528.3
Short-term marketable securities	—	22.4	—	—	—	22.4
Accounts receivable, net	—	29.8	—	146.7	—	176.5
Inventories	—	127.1	17.1	102.2	—	246.4
Deferred income taxes	—	38.2	0.8	0.4	—	39.4
Other current assets	—	15.0	0.4	12.8	—	28.2

Total current assets	—	723.5	18.3	299.4	—	1,041.2
Property, plant and equipment, net	—	232.3	92.6	330.6	—	655.5
Deferred income taxes	5.9	101.8	11.7	(6.6)	—	112.8
Intangible assets, net	—	6.1	50.6	101.0	—	157.7
Goodwill	—	8.0	221.5	0.4	—	229.9
Long-term marketable securities	—	103.1	—	—	—	103.1
Investment in subsidiary	1,208.3	1,168.2	263.1	82.6	(2,722.2)	—
Other assets	—	30.7	1.6	16.4	—	48.7

Total assets	$1,214.2	$2,373.7	$659.4	$823.8	$(2,722.2)	$2,348.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.3	$—	$—	$—	$3.3
Accounts payable	—	66.9	8.7	43.6	—	119.2
Accrued expenses and other current liabilities	—	83.2	5.5	63.6	—	152.3

Total current liabilities	—	153.4	14.2	107.2	—	274.8
Long-term debt, less current portion	—	846.1	—	—	—	846.1
Net intercompany (receivable) payable	—	166.5	(25.0)	(141.5)	—	—
Other liabilities	—	(0.2)	0.6	13.8	—	14.2

Total liabilities	—	1,165.8	(10.2)	(20.5)	—	1,135.1

Commitments and contingencies Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,257.9	—	—	—	—	1,257.9
Retained earnings (deficit)	(40.5)	1,208.3	669.6	844.3	(2,722.2)	(40.5)
Accumulated other comprehensive loss	—	(0.4)	—	—	—	(0.4)
Less treasury stock (at cost)	(4.4)	—	—	—	—	(4.4)

Total stockholders’ equity	1,214.2	1,207.9	669.6	844.3	(2,722.2)	1,213.8

Total liabilities and stockholders’ equity	$1,214.2	$2,373.7	$659.4	$823.8	$(2,722.2)	$2,348.9

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 26, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$356.5	$24.2	$467.7	$(438.7)	$409.7
Cost of sales	—	321.1	22.9	380.1	(438.7)	285.4

Gross profit	—	35.4	1.3	87.6	—	124.3

Operating Expenses:
Research and development	—	8.3	6.2	6.1	—	20.6
Selling, general and administrative	—	29.9	2.2	14.0	—	46.1
Amortization of acquisition-related intangibles	—	0.2	1.9	4.0	—	6.1
Restructuring and impairments	—	5.0	2.9	0.3	—	8.2
Reserve for potential settlement losses	—	—	—	—	—	—

Total operating expenses	—	43.4	13.2	24.4	—	81.0

Operating income (loss)	—	(8.0)	(11.9)	63.2	—	43.3
Interest expense	—	16.1	—	0.1	—	16.2
Interest income	—	(2.5)	—	(0.2)	—	(2.7)
Other expense	—	8.4	—	—	—	8.4
Equity in subsidiary income	(13.4)	(48.2)	(12.3)	—	73.9	—

Income before income taxes	13.4	18.2	0.4	63.3	(73.9)	21.4
Provision for income taxes	—	4.8	—	3.2	—	8.0

Net income	$13.4	$13.4	$0.4	$60.1	$(73.9)	$13.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended September 26, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$1,031.8	$90.9	$1,385.4	$(1,284.4)	$1,223.7
Cost of sales	—	918.3	86.6	1,152.2	(1,284.4)	872.7

Gross profit	—	113.5	4.3	233.2	—	351.0

Operating expenses:
Research and development	—	23.9	20.0	18.4	—	62.3
Selling, general and administrative	—	85.8	6.2	39.9	—	131.9
Amortization of acquisition-related intangibles	—	0.5	5.9	13.5	—	19.9
Restructuring and impairments	—	9.6	6.4	0.4	—	16.4
Reserve for potential settlement losses	—	11.0	—	—	—	11.0

Total operating expenses	—	130.8	38.5	72.2	—	241.5

Operating income (loss)	—	(17.3)	(34.2)	161.0	—	109.5
Interest expense	—	47.9	—	0.1	—	48.0
Interest income	—	(6.8)	—	(0.4)	—	(7.2)
Other expense	—	8.4	—	—	—	8.4
Equity in subsidiary income	(43.4)	(113.9)	(35.3)	—	192.6	—

Income before income taxes	43.4	47.1	1.1	161.3	(192.6)	60.3
Provision for income taxes	—	3.7	0.9	12.3	—	16.9

Net income	$43.4	$43.4	$0.2	$149.0	$(192.6)	$43.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 26, 2004

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by operating activities:	$—	$45.4	$26.9	$86.9	$159.2

Investing activities:
Capital expenditures	—	(36.5)	(26.7)	(81.4)	(144.6)
Proceeds from sale of property, plant and equipment	—	—	—	6.7	6.7
Purchase of molds and tooling	—	—	(0.2)	(2.7)	(2.9)
Purchase of marketable securities	—	(132.7)	—	—	(132.7)
Sale of marketable securities	—	99.4	—	—	99.4
Investment (in) from affiliate	(15.0)	15.0	—	—	—

Cash used in investing activities	(15.0)	(54.8)	(26.9)	(77.4)	(174.1)

Financing activities:
Repayment of long-term debt	—	(2.5)	—	—	(2.5)
Proceeds from issuance of common stock and from exercise of stock options, net	21.6	—	—	—	21.6
Purchase of treasury stock	(6.6)	—	—	—	(6.6)
Debt issuance costs	—	(0.4)	—	—	(0.4)

Cash provided by (used in) financing activities	15.0	(2.9)	—	—	12.1

Net change in cash and cash equivalents	—	(12.3)	—	9.5	(2.8)
Cash and cash equivalents at beginning of period	—	503.3	—	27.8	531.1

Cash and cash equivalents at end of period	$—	$491.0	$—	$37.3	$528.3

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$0.1	$—	$4.4	$4.5

Interest	$—	$51.8	$—	$—	$51.8

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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 28, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$294.7	$40.1	$371.4	$(377.8)	$328.4
Cost of sales	—	256.4	34.8	345.7	(377.8)	259.1

Gross profit	—	38.3	5.3	25.7	—	69.3

Operating Expenses:
Research and development	—	6.7	4.9	6.3	—	17.9
Selling, general and administrative	—	22.8	2.1	10.6	—	35.5
Amortization of acquisition-related intangibles	—	—	2.3	5.6	—	7.9
Restructuring and impairments	—	1.6	0.6	0.4	—	2.6

Total operating expenses	—	31.1	9.9	22.9	—	63.9

Operating income (loss)	—	7.2	(4.6)	2.8	—	5.4
Interest expense	—	15.9	—	—	—	15.9
Interest income	—	(1.5)	—	(0.1)	—	(1.6)
Equity in subsidiary (income) loss	5.4	4.1	(3.1)	—	(6.4)	—

Income (loss) before income taxes	(5.4)	(11.3)	(1.5)	2.9	6.4	(8.9)
Provision (benefit) for income taxes	—	(5.9)	—	2.4	—	(3.5)

Net income (loss)	$(5.4)	$(5.4)	$(1.5)	$0.5	$6.4	$(5.4)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 28, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$907.0	$113.8	$1,155.3	$(1,149.5)	$1,026.6
Cost of sales	—	796.8	105.4	1,054.9	(1,149.5)	807.6

Gross profit	—	110.2	8.4	100.4	—	219.0

Operating expenses:
Research and development	—	21.2	15.5	19.1	—	55.8
Selling, general and administrative	—	72.9	5.2	34.1	—	112.2
Amortization of acquisition-related intangibles	—	—	6.9	18.4	—	25.3
Restructuring and impairments	—	13.7	11.7	37.3	—	62.7

Total operating expenses	—	107.8	39.3	108.9	—	256.0

Operating income (loss)	—	2.4	(30.9)	(8.5)	—	(37.0)
Interest expense	—	58.2	—	—	—	58.2
Interest income	—	(5.4)	(0.1)	(0.5)	—	(6.0)
Other expense	—	23.4	—	—	—	23.4
Equity in subsidiary loss	86.8	43.5	8.5	—	(138.8)	—

Loss before income taxes	(86.8)	(117.3)	(39.3)	(8.0)	138.8	(112.6)
Provision (benefit) for income taxes	—	(30.5)	(0.5)	5.2	—	(25.8)

Net loss	$(86.8)	$(86.8)	$(38.8)	$(13.2)	$138.8	$(86.8)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 28, 2003

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(0.4)	$15.6	$49.9	$65.1

Investing activities:
Capital expenditures	—	(33.8)	(15.6)	(46.4)	(95.8)
Purchase of molds and tooling	—	—	—	(1.0)	(1.0)
Purchase of marketable securities	—	(136.8)	—	—	(136.8)
Sale of marketable securities	—	62.0	—	—	62.0
Investment (in) from affiliate	(1.4)	1.4	—	—	—

Cash provided by (used in) investing activities	(1.4)	(107.2)	(15.6)	(47.4)	(171.6)

Financing activities:
Repayment of long-term debt	—	(300.5)	—	—	(300.5)
Issuance of long-term debt	—	300.0	—	—	300.0
Proceeds from issuance of common stock and from exercise of stock options, net	7.8	—	—	—	7.8
Purchase of treasury stock	(6.4)	—	—	—	(6.4)
Debt issuance costs	—	(6.6)	—	—	(6.6)

Cash used in financing activities	1.4	(7.1)	—	—	(5.7)

Net change in cash and cash equivalents	—	(114.7)	—	2.5	(112.2)
Cash and cash equivalents at beginning of period	—	593.4	—	24.9	618.3

Cash and cash equivalents at end of period	$—	$478.7	$—	$27.4	$506.1

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$—	$(0.1)	$—	$4.0	$3.9

Interest	$—	$58.3	$—	$—	$58.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Except as otherwise indicated in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

Overview

      From our beginning as an independent semiconductor company in 1997, we have grown both organically and through acquisitions, to become the top supplier of power semiconductors in the world. We have focused on developing semiconductors that provide solutions for power management, which we refer to as power products, that serve fast growing consumer, computing, automotive, industrial and communications markets. We have also rapidly expanded our presence in the Asian regional markets, specifically Korea and China, where we see the highest growth potential over the next several years. Our organic and acquisition-driven growth, our ability to service multiple end markets, and our focus on growing in Asia, have all contributed to an increase in revenue from power products from just 9% of total sales in fiscal year 1997 to 76% of total sales in the third quarter of 2004. We have a wide portfolio of new products that leverage expertise in both analog and discrete power technologies. Some of our newest products combine both of these technologies and provide a total power management solution to our customers.

      We believe gross margins and operating margins are key indices that reflect our progress in developing the right new products, as well as our ability to manufacture at low cost levels. During 2004, we have improved our gross margins due to improved product mix and lower costs. Other key indices we use include factors such as days sales outstanding (DSO) and inventory turn ratios. DSO decreased to 39.2 in the third quarter of 2004 compared to 40.2 in the third quarter of 2003. Inventory turns decreased to 4.6 in the third quarter of 2004 compared to 4.9 in the third quarter of 2003. In addition, the company tracks factory utilization. Our blended fab capacity utilization, based on our installed equipment, was approximately 90% during the quarter. Distributor inventory was approximately 14.7 weeks, which is above our target of 13 weeks of supply on hand. We also continue to focus on our cash and investment balances, and have reported 24 straight quarters of positive operating cash flow.

      While our expanding power product portfolio serves a wide variety of end markets, our sales tend to follow a seasonal pattern which is affected by consumer and corporate purchasing patterns, and regional lifestyle issues such as vacation periods and holidays. Typically, our strongest shipping quarter is the fourth quarter, which is driven by sales into products that are purchased by consumers for the Christmas holiday season. First quarter sales are generally weaker than fourth quarter, as our production lines are constrained by the celebration of Lunar New Year holidays in Asia. Second quarter sales are generally stronger than first quarter, often driven by stronger corporate spending. Third quarter sales are generally weaker than second quarter as customer summer vacation schedules slow business activity. These are the general seasonal trends that we have observed over many years, however specific conditions in any given year, such as channel inventory builds or corrections, customer demand increases or decreases, new end market product cycles, or macroeconomic or political events may override these cyclical patterns. For example, in our current outlook for the fourth quarter of 2004, we expect our revenues will be lower than the third quarter due to our general belief that the industry will undergo an inventory correction in that period.

      We continue to follow our asset-light investment strategy for our more mature products which typically feature lower gross margins and have lower or negative long term sales growth potential. Through this strategy we are gradually transferring the manufacturing for these mature products to third party subcontractors, allowing our manufacturing facilities to focus on building higher growth, higher margin and more strategic products. We believe that by following this long term asset-light approach for mature products we will improve our return on invested capital and lessen our exposure to falling prices on commodity products during industry downturns.

      We believe the power semiconductor market will continue to grow at least as fast as the total semiconductor market over the foreseeable future. Our strategy will be to continue to focus on developing new power process, packaging and circuit technology that will allow us to introduce power products that serve multiple end markets. We also plan to continue investing in our more modern fabrication facilities and in our new Suzhou, China assembly and test plant as we believe these are the significant factors that will help us to continue to improve gross and operating margins. Overall, our focus will remain on growing profitable market share in our power markets.

Results of Operations

      The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements:

	Three Months Ended				Nine Months Ended

	September 26,		September 28,		September 26,		September 28,
	2004		2003		2004		2003

Total revenues	$409.7	100%	$328.4	100%	$1,223.7	100%	$1,026.6	100%
Gross profit	124.3	30%	69.3	21%	351.0	29%	219.0	21%
Operating Expenses:
Research and development	20.6	5%	17.9	5%	62.3	5%	55.8	5%
Selling, general and administrative	46.1	11%	35.5	11%	131.9	11%	112.2	11%
Amortization of acquisition-related intangibles	6.1	1%	7.9	2%	19.9	2%	25.3	2%
Restructuring and impairments	8.2	2%	2.6	1%	16.4	1%	62.7	6%
Reserve for potential settlement losses	—	0%	—	0%	11.0	1%	—	0%

Total operating expenses	81.0	20%	63.9	19%	241.5	20%	256.0	25%
Operating income (loss)	43.3	11%	5.4	2%	109.5	9%	(37.0)	(4)%
Interest expense	16.2	4%	15.9	5%	48.0	4%	58.2	6%
Interest income	(2.7)	(1)%	(1.6)	0%	(7.2)	(1)%	(6.0)	(1)%
Other expense	8.4	2%	—	0%	8.4	1%	23.4	2%

Income (loss) before income taxes	21.4	5%	(8.9)	(3)%	60.3	5%	(112.6)	(11)%
Income tax provision (benefit)	8.0	2%	(3.5)	(1)%	16.9	1%	(25.8)	(3)%

Net income (loss)	$13.4	3%	$(5.4)	(2)%	$43.4	4%	$(86.8)	(8)%

      Revenues. Revenues during the third quarter and first nine months of 2004 increased $81.3 million and $197.1 million, respectively, compared to 2003 and were driven primarily by continued growth in the power management market, new product introductions, and overall improved industry and economic conditions.

      As a percentage of sales, geographic sales for the United States, Other Americas, Europe, Asia Pacific (which for our geographic reporting purposes excludes Korea) and Korea were as follows for the three and nine months ended September 26, 2004 and September 28, 2003:

	Three Months Ended		Nine Months Ended

	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003

United States	11%	12%	12%	12%
Other Americas	3	3	3	3
Europe	10	12	11	12
Asia Pacific	58	54	57	53
Korea	18	19	17	20

Total	100%	100%	100%	100%

      The increase in our Asia Pacific percentage of sales is due to our growing customer base in China, as well as our commitment to investing our resources in this growing region. Korean revenues as a percentage of total revenues declined due to our efforts to enrich our product mix and focus on selling products with higher margins.

      Gross Profit. The increase in gross profit for the third quarter and first nine months of 2004 compared to the same period of 2003 was due to increased revenues, improved product mix and higher factory utilization. For the third quarter of 2004, gross profit also included a reserve release of $(0.2) million of sales reserves due to a change in distributor reserve estimates and a net inventory charge release of $(0.6) million, recorded in revenues and cost of sales, respectively, associated with the discontinuation of certain products in connection with our 2003 restructuring actions. For the first nine months of 2004, gross profit includes a net reserve release of $(2.1) million of sales reserves and a net inventory charge of $0.3 million recorded in revenue and cost of sales, respectively, in connection with our 2003 restructuring actions. For the first nine months of 2003, gross profit includes $5.5 million of distributor and inventory reserves associated with the exit from the sale of the hybrid and non-volatile memory products and $4.0 million of distributor reserves and inventory charges in connection with the closure of our six-inch fab in Mountaintop, Pennsylvania.

      Operating Expenses. Research and development (R&D) and selling, general and administrative (SG&A) expenses were both flat as a percentage of sales in the three and nine month periods ended September 26, 2004, as compared to 2003.

      The decrease in amortization is due to certain intangibles becoming fully amortized during the fourth quarter of 2003 and the first quarter of 2004.

      In order to better align our cost structure with our revenues and as a result of the downturn in the semiconductor industry in 2003, we have considered the rationalization of both our manufacturing operations and our workforce levels. As a result, we recorded restructuring and impairment charges of $16.4 million and $62.7 million for the nine months ended September 26, 2004 and September 28, 2003, respectively. The 2004 charges include $7.4 million of costs associated with the closure of our six-inch fab in Mountaintop, Pennsylvania, $6.5 million of net costs associated with the closure of our four-inch South Portland, Maine wafer fab, $2.1 million for employee separation costs relating to severance associated with on-going infrastructure alignment projects, $0.7 million of costs associated with the closure of our Kuala Lumpur, Malaysia plant, $0.2 million of asset impairment charges related to the discontinuation of our memory product line, and the release of $0.5 million of reserves relating primarily to second quarter and fourth quarter 2003 employee separation costs due to revised estimates relating to these actions.

      Charges during 2003 include $11.6 million for costs associated with the closure of our six-inch fab in Mountaintop, Pennsylvania, $1.1 million for first quarter employee separation costs, $0.5 million of asset impairments associated with our analog restructuring actions, $6.0 million for costs associated with the closure of our South Portland, Maine four-inch fab, $9.8 million of costs related to plant closures in Wuxi, China, and Kuala Lumpur, Malaysia, $21.4 million for asset impairment costs in Bucheon, South Korea and $12.3 million of additional employee separation costs for other headcount reduction actions, primarily in the United States and Korea.

      As part of the decision to close the six-inch wafer fab in Mountaintop, Pennsylvania, we discontinued manufacturing certain products and transferred the remaining products to the eight-inch wafer fab line in Mountaintop and to Bucheon, South Korea and our third-party subcontractors. Total estimated costs for the closure of the six-inch wafer fab in Mountaintop are approximately $5.0 million for severance and $15.0 million for all other related costs and impairments. This closure is considered substantially complete as of September 26, 2004. Based on comparisons to our fourth quarter 2003 spending levels, the closure of the Mountaintop fab is expected to save us approximately $10.0 million annually in manufacturing costs, including salary and benefits associated with the termination of approximately 170 employees terminated.

      Total costs for the South Portland, Maine, Wuxi, China and Kuala Lumpur, Malaysia closures are approximately $8.0 million in severance, $6.6 million in asset impairments and $11.0 million in other exit costs including decommissioning and technology transfer costs. All three of these closures are considered substantially complete as of September 26, 2004. We estimate that the final completion of these closures will save us approximately $15.0 million in manufacturing costs annually.

      We determined that there were certain wafer fabrication assets located in Bucheon, South Korea for which the carrying amount exceeded the expected undiscounted cash flow from their use. Accordingly, a charge of $21.4 million was recorded to reflect these long-lived assets at their fair value. This was determined based upon a discounted cash flow analysis. The asset impairments are estimated to save us approximately $4.4 million annually in reduced depreciation costs.

      The infrastructure alignment headcount actions announced in 2004 are expected to begin in the first quarter of 2005, and will impact non-manufacturing personnel, primarily in the United States, and are expected to be completed in the fourth quarter of 2005. As a result of the $2.1 million charged in 2004 related to infrastructure realignment, the company anticipates cost savings of approximately $2.0 million on an annualized basis beginning in 2006.

      For further detailed disclosure relating to our restructuring and impairment charges during 2003 and 2004, please see Item 1, Note 8 of this report.

      In the second quarter of 2004, we recorded $11.0 million as a reserve for potential settlement losses. See Item 1, Note 11 of this report for further information.

      Interest Expense. Interest expense was roughly flat in the third quarter of 2004, as compared to 2003. Interest expense decreased $10.2 million in the first nine months of 2004, as compared to the first nine months of 2003, due to the redemption of $300 million of the 10 3/8% Senior Subordinated notes on June 19, 2003. This redemption is partially offset by interest on our new $300 million term loan.

      Interest Income. The increase in interest income in the third quarter and first nine months of 2004, as compared to 2003, is due to the increase in average cash balances and improved rates of returns earned on those cash balances as compared to 2003.

      Other Expense. In the third quarter of 2004, we recorded a charge of $8.4 million related to losses associated with our strategic investments. The $23.4 million recorded in the second quarter of 2003 was for costs associated with the redemption of our 10 3/8% senior subordinated notes and the refinancing of our $300 million revolving line of credit. These costs included $17.4 million for the call premium on the 10 3/8% senior subordinated notes and other transaction fees and a $6.0 million non-cash write-off of deferred financing fees associated with the original bond offering and refinancing of the $300 million revolving line of credit.

      Income Taxes. The effective tax rate for the third quarter and first nine months of 2004 was 37% and 28%, respectively, compared to 39% and 23% for the comparable periods of 2003. The 39% effective tax rate in 2003 was due to the changes in the magnitude and location of taxable income among taxing jurisdictions during 2003. In addition, no tax benefit was provided for capital loss write-offs of $8.4 million recorded in the third quarter of 2004. The tax rate was calculated based upon actual tax rates for the quarter rather than using a projected annual tax rate due to the uncertainty of projecting annual taxable income by tax jurisdiction. Changes in the location of taxable income (loss) could result in significant changes in the effective tax rate. The realizability of our net deferred tax assets are reviewed on a quarterly basis based upon existing facts and circumstances including, but not limited to, levels of historical, current, and expected future taxable earnings and the expected timing of the reversal of temporary differences. Judgments are made regarding the realizability of deferred tax assets and the carrying value of our net deferred tax assets are based on the belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. This likelihood is supported by tax planning strategies available to us that are both prudent and feasible. These strategies would be implemented to preserve the deferred tax asset. Valuation allowances are established for deferred tax assets which we believe do not meet the “more likely than not” criterion established by FAS 109. The judgments may be revised due to changes in market conditions, tax laws and other factors.

      Comparative disclosures of revenue and gross profit of our reportable segments are as follows:

	Three Months Ended

	September 26, 2004			September 28, 2003

			Gross			Gross
	Revenue	% of Total	Profit %	Revenue	% of Total	Profit %

	(Dollars in millions)
Analog and Mixed Signal	$94.1	23.0%	30.2%	$76.1	23.2%	26.8%
Discrete	250.4	61.1%	32.2%	186.3	56.7%	22.0%
Logic and Memory	35.8	8.7%	24.0%	36.4	11.1%	4.1%
Other	29.4	7.2%	22.8%	29.6	9.0%	21.6%

Total	$409.7	100.0%	30.3%	$328.4	100.0%	21.1%

	Nine Months Ended

	September 26, 2004			September 28, 2003

			Gross			Gross
	Revenue	% of Total	Profit %	Revenue	% of Total	Profit %

	(Dollars in millions)
Analog and Mixed Signal	$277.8	22.7%	31.6%	$244.6	23.8%	26.9%
Discrete	730.8	59.7%	29.5%	566.7	55.2%	20.9%
Logic and Memory	128.7	10.5%	22.5%	120.5	11.7%	12.2%
Other	86.4	7.1%	21.4%	94.8	9.3%	21.1%

Total	$1,223.7	100.0%	28.7%	$1,026.6	100.0%	21.3%

Analog and Mixed Signal Products Group

      The increase in Analog revenue was driven primarily by strong backlog and unit shipments across all Analog products, particularly in our Power products. While demand increased for virtually all Analog products, average selling prices remained roughly flat to 2003 levels. Gross profits also improved significantly over 2003, primarily due to higher revenue, but also an improved product mix and higher factory utilization. Customer demand that began increasing late in the third quarter of 2003 continued through the second quarter of 2004 and slowed during third quarter 2004, with particular emphasis on new products that support lower power consumption and smaller dimensions. In the first quarter of 2004, gross profit includes $(0.2) million of sales reserve release and $0.1 million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions. Analog gross profit in the second quarter of 2003 also includes $0.4 million in inventory reserves recorded in cost of sales, associated with the second quarter restructuring action.

      Analog had operating income (loss) of $4.1 million and $15.9 million in the third quarter and first nine months of 2004, compared to $(1.4) million and $(5.7) for the comparable periods of 2003. The increase in operating income improved commensurate with the gross profit improvements. R&D was roughly flat. SG&A expenses increased proportionately with the increase in revenues, and included incremental technical sales support on our new product designs in the United States and China. Acquisition amortization decreased due to certain intangibles becoming fully amortized.

Discrete Products Group

      Discrete revenue grew 34.4% and 29.0% for the third quarter and first nine months of 2004 compared to the same periods of 2003. Revenue growth in the first half of 2004 came across all products, with increases in both average selling prices and unit volumes. High Power growth came from the Asian industrial and transistor markets, while Low Power products experienced strong sales in the computing, ultra-portable, and industrial segments. In the third quarter of 2004, demand slowed, particularly in the Low power products, as the computing and cell phone markets slowed and distributor inventory grew. Gross profits increased due to an improved product mix, and conversion to our Powertrench® III and Powertrench® IV technologies, which have significantly lower die costs. Gross profit includes a $(0.2) million sales reserve release recorded in the first quarter of 2004, recorded in revenue and a $(0.4) million inventory reserve release recorded in the third quarter of 2004, recorded in cost of sales. Discrete gross profit also includes $2.2 million of sales reserves and $1.3 million of inventory reserves, recorded in revenue and cost of sales, respectively, in the first nine months of 2003 associated with the closure of the six-inch wafer fab in Mountaintop, Pennsylvania.

      Discrete had operating income of $42.3 million and $102.5 million for the third quarter and first nine months of 2004, compared to $11.4 million and $27.2 million for the comparable periods of 2003. The increase in operating income was a result of the improved gross profits discussed above. R&D expenses, as well as SG&A expenses, were roughly flat. Acquisition amortization decreased due to certain intangibles becoming fully amortized.

Logic and Memory Products Group

      Logic and Memory revenue was down slightly in the third quarter of 2004 compared to the third quarter of 2003, due to the phase out of our Memory product line. Excluding Memory, revenues increased due to improved average selling prices, better product mix and pricing improvements in mature logic products and TinyLogic®. Unit volumes decreased across virtually all products. Gross profits improved due to the improved product mix and increased factory utilization. Gross profit includes $(1.5) million and $(0.2) million of sales reserve releases, recorded in revenue in the first and third quarters, respectively, due to a change in distributor reserve estimates. Additional inventory reserves charge (release) of $0.5 million and $(0.2) million recorded in the first and third quarter, respectively, were recorded in cost of sales. The reserve releases were associated with the discontinuation of certain products in connection with our 2003 restructuring actions.

      Logic and Memory had operating income (loss) of $3.3 million and $13.5 million for the third quarter and first nine months of 2004, compared to $(4.5) million and $(4.6) million for the comparable periods of 2003. The increase in operating income was a result of the gross profit improvements as well as decreases in SG&A and R&D expenses. SG&A expenses also decreased due to the consolidation of selling functions and the discontinuation of allocated expenses to the memory product line. R&D expenses decreased due to the reduction of spending on Memory-related products as well as a refocus of resources to our strategic power related development.

Liquidity and Capital Resources

      We have a borrowing capacity of $180.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At September 26, 2004, adjusted for outstanding letters of credit, we had up to $179.6 million available under this senior credit facility. At September 26, 2004, we had additional outstanding letters of credit of $0.9 million and guarantees totaling $2.9 million that were issued on behalf of an unaffiliated company with which we currently have a strategic investment or relationship. At September 26, 2004, we also had $19.1 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.

      Our senior credit facility, which includes the $300 million term loan and the $180 million revolving line of credit, the indentures governing our 10 1/2% Senior Subordinated Notes, 5% Convertible Senior

Subordinated Notes, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum senior leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At September 26, 2004, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We intend to invest approximately 10% of sales in 2004 on capital expenditures, including the $144.6 million we have spent through September 26, 2004. This capital was primarily spent to expand capacity in support of our in-sourcing of assembly and test functions, including investment in equipment at our new facility in Suzhou, China, adding capacity in our eight-inch Mountaintop, Pennsylvania facility, and supporting cost reduction projects in our manufacturing facilities. We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

      As of September 26, 2004, our cash and cash equivalents were $528.3 million, a decrease of $2.8 million from December 28, 2003. Our short term and long term marketable securities totaled $125.5 million, an increase of $29.3 million from December 28, 2003. These securities are all highly liquid marketable instruments that have no restrictions on sale.

      During the first nine months of 2004, our operations provided $159.2 million in cash compared to $65.1 million of cash in the comparable period of 2003. The increase in cash provided by operating activities is primarily due to an increase in net income of $130.2 million. Changes in non-cash items are primarily due to a decrease in non-cash restructuring and impairment expenses, and a change in deferred income taxes. Changes in operating assets and liabilities reflect an increase in accounts receivable, which is attributable to an increase in revenue. While accounts receivable and inventory have increased, our DSO have improved compared to prior year. The increase in current liabilities is due to an increase in payroll related accruals, as well as an $11.0 million charge in 2004 relating to a reserve for estimated potential settlement losses, for which there is no comparable amount in 2003.

      Cash used in investing activities during the first nine months of 2004 totaled $174.1 million, compared to $171.6 million used in the comparable period of 2003. The increase primarily results from increased capital spending offset by sales of marketable securities.

      Cash provided by financing activities of $12.1 million for the first nine months of 2004 was primarily from proceeds from the exercise of stock options. Cash used in financing activities of $5.7 million for the first nine months of 2003 was primarily for the purchase of treasury stock and debt issuance costs associated with the redemption of our 10 3/8% senior subordinated notes.

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

Forward Looking Statements

      This quarterly report includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Business Risks section below. Among these factors are the following: changes in overall global or regional economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks, including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of manufacturing capacity; the risk of production delays; availability of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; the inability to attract and retain key management and other employees; order cancellations or reduced bookings; changes in manufacturing yields or output; risks related to warranty and product liability claims; risks inherent in doing business internationally; regulatory risks; and significant litigation. These and other risks are described in the Business Risks section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

Policy on Outlook Disclosure and Quiet Periods

      It is our current policy to update our outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The outlook below is consistent with the outlook included in our October 14, 2004 press release announcing third quarter results. The second update is within a press release issued approximately two months into each quarter. The current outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the outlook is not updated to reflect management’s current expectations. The quiet period for the fourth quarter of 2004 will be from December 11, 2004 until our earnings release for the fourth quarter and full year 2004 results, which will occur in January 2005, on a date to be announced. Except during quiet periods, the outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the outlook of the company’s financial results or expectations for the quarter in question.

Outlook

      For the fourth quarter of 2004, we expect our revenues will be down 5 to 10% as compared to the third quarter of 2004. We expect gross margins to be about 200 to 400 basis points lower sequentially, primarily driven by lower production levels in the fourth quarter. We entered the fourth quarter with lower backlog than a quarter ago, and believe generally that the industry is reducing inventories and adjusting to shorter lead times. We have responded by reducing factory output through planned holiday shutdowns and lower factory start rates in the fourth quarter. We believe this combination of lower output and greater seasonal demand will allow us to help to accelerate this inventory correction. For 2005, we anticipate a return to moderate demand and normal seasonality.

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

      The semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. Beginning in the fourth quarter of 2000 and continuing into 2003, we and the rest of the semiconductor industry experienced backlog cancellations and reduced demand for our products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. Although we believe the low point of this most recent cycle occurred in the third quarter of 2001, the semiconductor industry did not experience a recovery in orders until 2003. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. For example, in 2002, we sold approximately 7% more units than in 2001, yet our revenues were essentially unchanged, and in 2003 we sold approximately the same numbers of units, while at the same time experiencing revenue declines due to price decreases. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand for consumer electronics such as personal computers, cellular telephones, handsets and digital cameras, and automotive, household and industrial goods. These end user markets may experience changes in demand that will adversely affect our prospects.

We may not be able to develop new products to satisfy changes in consumer demands.

      Our failure to develop new technologies, or react to changes in existing technologies, could materially delay development of new products, which could result in decreased revenues and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. We may not successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner. Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive. Many of our competitors are larger, older and well established international companies with greater engineering and research and development resources than us. Our failure to identify or capitalize on any fundamental shifts in technologies in our product markets relative to our competitors could have a material adverse effect on our competitive position within our industry.

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

      Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of intellectual property infringement and litigation regarding patent and other intellectual property rights. From time to time, we may be notified of claims (often implicit in offers to sell us a license to another company’s patents) that we may be infringing patents issued to other companies, and we may subsequently engage in license negotiations regarding these claims. Such claims relate both to products and manufacturing processes. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been and are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. For example, on October 20, 2004, Power Integrations, Inc. sued us in the United States District Court for the District of Delaware, alleging that some of our PWM integrated circuit products (which they did not identify) infringe four of their U.S. patents. We do not believe our products violate Power Integrations’ patents and plan to vigorously contest the lawsuit. Our involvement in this lawsuit and future intellectual property litigation, or the costs of avoiding or settling litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. We may decide to settle patent infringement claims or litigation by purchasing license rights from the claimant, even if we believe we are not infringing, in order to reduce the expense of continuing the dispute or because we are not sufficiently confident that we would eventually prevail. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

      Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products has resulted in a number of claims for damages from customers. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In addition, we subcontract a portion of our wafer fabrication and assembly and test operations to other manufacturers, including Amkor, AUK, Enoch, Jilin Sino-Microelectronics, Wooseok, SPS, NS Electronics (Bangkok) Ltd., Samsung Electronics, and ChipPAC. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

      Distributors accounted for 64% of our net sales for the nine months ended September 26, 2004. Our top five distributors worldwide accounted for 17% of our net sales for the nine months ended September 26, 2004. As a general rule, we do not have long-term agreements with our distributors and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

      For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. In May 2004 we were named, along with three product distribution companies, as a defendant in a lawsuit filed by Alcatel Canada Inc. in the Ontario Superior Court of Justice. The lawsuit alleges breach of contract, negligence and other claims and seeks C$200,000,000 (Canadian dollars) in damages allegedly caused by our products containing the mold compound. We intend to vigorously defend the lawsuit. The litigation is in its earliest stages.

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

      Although we have not been sued by any other customer as a result of the Sumitomo mold compound issue, several other customers have made claims for damages or threatened to begin litigation if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have also resolved similar claims with several of our leading customers. We have limited insurance coverage for such customer claims. While the exact amount of these losses is not known, we have recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations for the nine months ended September 26, 2004. This estimate was based upon an assessment of the potential liability using an analysis of all the claims to date and historical experience. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

Our international operations subject our company to risks not faced by domestic competitors.

      Through our subsidiaries we maintain significant operations in the Philippines, Malaysia and South Korea and also operate facilities in China and Singapore. We are constructing another facility in China. We have sales offices and customers around the world. Almost three-quarters of our revenues in the first nine months of 2004 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

      As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 18% of our revenue for the third quarter 2004.

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

      Samsung Electronics is a significant customer, due in part to the historical relationship between the business we acquired and its former parents and affiliates. There can be no assurances that these relationships will continue at historical levels. Samsung Electronics (together with its affiliates) is our largest customer, accounting for 8.3% of total sales during the first nine months of 2004. Any material reduction in the purchases by Samsung Electronics could have a material adverse effect on our results of operations.

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

We are a leveraged company with a debt-to-equity ratio at September 26, 2004 of approximately 0.7 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

      At September 26, 2004, we had total debt of $849.4 million and a ratio of debt to equity of approximately 0.7 to 1. On June 19, 2003, we entered into a new credit facility that included a $300 million term loan, the proceeds of which have been used to redeem our 10 3/8% Senior Subordinated Notes due 2007, as well as a $180 million revolving line of credit. Our substantial indebtedness could have important consequences. For example, it could

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

      We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the indenture governing Fairchild Semiconductor Corporation’s outstanding 10 1/2% Senior Subordinated Notes, and the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions could be substantial. The senior credit facility permits borrowings of up to $180.0 million in revolving loans under the line of credit, in addition to the outstanding $300.0 million term loan that is currently outstanding under that facility. As of September 26, 2004, adjusted for outstanding letters of credit, we had up to $179.6 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

      In addition, the credit agreement governing our senior credit facility contains other and more restrictive covenants and limits us from prepaying all of our other indebtedness. The senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of September 26, 2004, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

      From time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. On May 14, 2004 we were named, along with three product distribution companies, as a defendant in a lawsuit filed by Alcatel Canada Inc. in the Ontario Superior Court of Justice in Toronto. The other named defendants are Arrow Electronics Canada Ltd., Avnet International (Canada) Ltd. and Future Electronics Inc. The lawsuit alleges breach of contract, negligence and other claims and seeks C$200,000,000 (Canadian dollars) in damages allegedly caused by some of our products manufactured with a phosphorous-containing mold compound. We intend to vigorously defend the lawsuit. The litigation is in its earliest stages.

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

      Although we have not been sued by any other customer as a result of the Sumitomo mold compound issue, several other customers have made claims for damages or threatened to begin litigation if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have also resolved similar claims with several of our leading customers. We have limited insurance coverage for such customer claims. While the exact amount of these losses is not known, we have recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations for the nine months ended September 26, 2004. This estimate was based upon an assessment of the potential liability using an analysis of all the claims to date and historical experience. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

      On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. The complaint filed by Power Integrations alleges that certain of our PWM integrated circuit products, which are not identified in the complaint, infringe four Power Integrations’ U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling, offering for sale or importing the allegedly infringing products as well as money damages for the alleged past infringement. We have analyzed the Power Integrations patents in light of our products and, based on that analysis, we do not believe our products violate Power Integrations’ patents and, accordingly, plan to vigorously contest this lawsuit.

      From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      There were no sales of unregistered equity securities in the third quarter. The following table provides information with respect to purchases made by the company of its own common stock.

Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value) of Shares That
	of Shares (or	Average	as Part of Publicly	May Yet Be Purchased
	Units)	Price Paid	Announced Plans	under the Plans or
Period	Purchased(1)	per Share($)	or Programs	Programs

June 28, 2004 – July 25, 2004	—	—	—	—
July 26, 2004 – August 22, 2004	145,000	13.51	—	—
August 23, 2004 – September 26, 2004	—	—	—	—
Total	145,000	13.51	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan and stock option plan. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Item 6.	Exhibits

Exhibit
No.	Description

3.1	Bylaws of Fairchild Semiconductor International, Inc., as amended through August 17, 2004 (incorporated by reference from our current report on Form 8-K, filed on August 20, 2004).
10.1	Second Amendment to Credit Agreement, dated as of August 5, 2004, among Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, various lenders party to the agreement and Deutsche Bank Trust Company Americas (incorporated by reference from our current report on Form 8-K, filed on August 12, 2004).
10.2	Trust, made September 8, 2004, under the Employment Agreements Between Fairchild Semiconductor Corporation and Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer (incorporated by reference from our current report on Form 8-K, filed on September 13, 2004).
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kirk P. Pond.
32.2	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Matthew W. Towse.

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

By: /s/ ROBIN A. SAWYER

Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)

Date: November 5, 2004