Form 10-K
period 2004-12-26
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2005-03-11
CIK 1036960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004

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
Common Stock, par value $.01 per share
(Title of each class)
New York Stock Exchange
(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2004 was $1,894,670,044.
      The number of shares outstanding of the Registrant’s Common Stock as of March 10, 2005 was 119,703,504.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2005 are incorporated by reference into Part III.

		Page

Item 1.	Business	3
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Consolidated Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	97
Item 9A.	Controls and Procedures	97
Item 9B.	Other Information	99
Item 10.	Directors and Executive Officers of the Registrant	99
Item 11.	Executive Compensation	99
Item 12.	Security Ownership of Certain Holders and Management	99
Item 13.	Certain Relationships and Related Transactions	100
Item 14.	Principal Accountant’s Fees and Services	100
Item 15.	Exhibits and Financial Statement Schedules	100
Exhibit Index		103
Signatures		108
EX-10.11 Non-Qualified Stock Option Agreement dated 10-12-1998
EX-10.12 Non-Qualified Stock Option Agreement dated 8-4-1999
EX-10.13 Non-Qualified Stock Option Agreement dated 2-13-2001
EX-10.17 Nonstatutory Stock Option Agreement dated 2-22-2002
EX-10.20 Non-Qualified Stock Option Agreements dated 2-22-2002
EX-10.25 Non-Qualified Stock Option Agreements dated 4-28-2003
EX-10.26 Non-Qualified Stock Option Agreements dated 5-4-2004
EX-10.30 Deferred Stock Unit Award Agreements dated 4-28-2003
EX-10.31 Deferred Stock Unit Award Agreements dated 5-4-2004
EX-10.51 Employment Agreement dated as of 4-28-2003
EX-21.01 Subsidiaries
EX-23.01 Consent of Independent Registered Public Accounting Firm
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32.1 Certification of CEO
EX-32.2 Certification of CFO

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
      The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 each consist of 52 weeks.
General
      We are focused on developing, manufacturing and selling power analog and discrete as well as certain non-power semiconductor solutions to a wide range of end market customers. Nearly 73% of our sales in 2004 were from discrete and analog power semiconductor products used directly in applications such as power conversion, regulation, distribution and management. We believe that we are the world’s leading supplier of combined power analog and power discrete products. Our products are used in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; consumer electronics such as digital cameras, displays, audio/video devices and household appliances; and automotive applications. We believe that our focus on the fast-growing power market, our diverse end market exposure, and our strong penetration into the rapidly growing Asian region provide us with excellent opportunities to expand our business.
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
      In 2004, we continued our focused investment of research and development and capital in support of our power products, while emphasizing our outsourced manufacturing philosophy (which we refer to as asset-light) for non-power products. We increased our power product sales 24% while non-power sales decreased by 6% in 2004 compared to 2003. The growth in our power sales was led by key, fast-growing product lines including our Fairchild Power Switches (FPStm), which grew 39%, our analog switches and video filters that grew over 25%, and Smart Power Modules (SPMtm) that more than tripled in sales year over year in 2004. We believe this rate of growth in our core power product markets reflect steady market share gains throughout 2004.
      We continued to invest in the latest wafer fabrication power semiconductor technology and successfully qualified a number of new processes including PowerTrench® IV, advanced insulated gate bipolar transistor (IGBT), as well as advanced high power MOSFET fabrication technologies. We increased production at our newest assembly and test site in Suzhou, China during 2004, which significantly increased capacity for our newest power products, especially for our SPM products.

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
      Analog products monitor, interpret and control continuously variable functions such as light, color, sound and energy. Frequently, they form the interface with the digital world. We provide a wide range of analog products that perform such tasks as power conversion, interface, temperature sensing, system management, battery charging and motor control. Our FPStm power switch products, including Green FPS, are a series of proprietary, multi-chip or monolithic devices with integrated MOSFETs (metal oxide semiconductor field effect transistors), which provide complete off-line (AC-DC) power converter designs for use in power supplies and battery chargers. The Green FPStm products are referred to as “green” because of their low power consumption, which is environmentally friendly. Analog voltage regulator circuits are used to provide constant voltages as well as to step up or step down voltage levels on a circuit board. These products are used in a variety of computing, communications, industrial and consumer applications.
      Interface products generally connect signals from one part of a system to another part of a system. Typical interface applications include backplane driving, bus driving, clock driving and “box-to-box’ or system-to-system interconnects. These applications all require high speed, high current drive and low noise attributes. These types of products are mixed signal in nature and require a high level of analog wave shaping techniques on the output structures. We believe we have developed some unique competencies and patented circuit techniques along with a broad range of process technologies, which we expect to facilitate our expansion in the interface market.
      In addition to power analog and interface circuits, we offer signal path products such as analog switches, operational amplifiers and comparators, data conversion products, video encoders and decoders, video filters and micro-controller based system management integrated circuits.
      We believe our analog and mixed signal product portfolio is further enhanced by a broad offering of packaging solutions that we have developed. These solutions include surface mount, tiny packages and leadless carriers.

Discrete Products
      We design, manufacture and market power and small signal discrete semiconductors for computing, communications, industrial and automotive applications. Discrete devices are individual diodes or transistors that perform power switching, power conditioning and signal amplification functions in electronic circuits. More than 85% of Fairchild’s discrete products are power discretes, which handle greater than one watt of power and are used extensively in power applications. Driving the long-term growth of discretes is the increasing need to power the latest electronic equipment as well as needs to conserve energy. One of our new product initiatives in 2004 was Smart Power Modules. This key new product is a multi-chip module containing up to 23 die on a single device, including diodes, power MOSFETs, and power controllers used in high power, high voltage consumer white goods and industrial applications. We manufacture discrete products using DMOS and Bipolar technologies. Major competitors include International Rectifier, Philips, Infineon, ON Semiconductor and Siliconix/ Vishay.
      Power MOSFETs. Power MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. We are the world’s No. 1 supplier of discrete power transistors, according to the Gartner Group. These products are used in a variety of high-growth applications including computers, communications, automotive and industrial supplies, across the voltage spectrum. We produce advanced low power MOSFETs under our PowerTrench®, UltraFET® and QFETtm brands. MOSFETs enable computers, automobiles, handsets, power supplies and other products to operate under harsh conditions while providing efficient operation. We are particularly strong in low voltage power MOSFETs.
      Isolated-Gate Bipolar Transistors. IGBTs are high-voltage power discrete devices. They are used in switching applications for motor control, power supplies and automotive ignition systems, which require higher voltages than a power MOSFET can provide. We are a leading supplier of IGBTs. We feature the SMPS IGBT for power supplies, offering fast, cost-effective operation. We also manufacture modules for home appliances such as air conditioners and refrigerators — applications that are growing with the worldwide need to conserve energy.
      Rectifiers. Rectifier products work with IGBTs and MOSFETs in many applications to provide signal conditioning. Our premier product is the Stealthtm rectifier, providing industry leading performance and efficiencies in power supply and motor applications.
      Radio Frequency Products. We acquired certain assets of the Radio Frequency (“RF”) Components Division of the Raytheon Company in the fourth quarter of 2003. Our new RF product line consists of advanced RF amplifiers for use in wireless LAN, handset and related RF applications. The products are manufactured using a gallium arsenide fab process and are assembled in a variety of packages. Major competitors include Skyworks, Anadigics and Microsemi.

Logic and Memory Products
      We design, develop, manufacture and market high-performance standard logic devices utilizing three wafer fabrication processes: CMOS, BiCMOS and Bipolar. Within each of these production processes, we manufacture products that possess advanced performance characteristics, as well as mature products that provide high performance at low cost to customers. Logic products perform a variety of functions in a system, mostly in the interface between larger application-specific integrated circuits, microprocessors, memory components or connectors. Products are typically categorized into mature segments and advanced logic segments. Mature products are generally more than five years old, while advanced products tend to be newer. Since market adoption rates of new standard logic families have historically spanned several years, we continue to generate significant revenues from our mature products. Customers are typically slow to move from an older product to a newer one. Further, for any given product, standard logic customers use several different generations of logic products in their designs. As a result, typical life cycles for logic families are often between 20 and 25 years. Major competitors include Texas Instruments, Toshiba and Philips.
      We previously designed, manufactured and marketed non-volatile memory integrated circuits, which are storage devices that retain data after power to the device has been shut off. During 2003 we announced our intention to exit the non-volatile memory business, and completed this process during 2004.

Other Products

Optoelectronic Products
      Optoelectronics covers a wide range of semiconductor devices that emit, sense and display both visible and infrared light. Of the six segments of the optoelectronics market, we participate in four: optocouplers, infrared devices, light-emitting diode (LED) lamps and displays. Our focus in optoelectronics is aligned with our analog business. We address the same applications and can combine functions in an optimal way to provide real system solutions.
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
Sales, Marketing and Distribution
      For the year ended December 26, 2004, we derived approximately 65%, 30% and 5% of our net sales from distributors, original equipment manufacturers, and electronic design and manufacturing services customers, respectively, through our regional sales organizations. We operate regional sales organizations in Europe, with offices in Wootton-Bassett, England; the Americas, with offices in South Portland, Maine; the Asia/Pacific region (which for these purposes excludes Japan and Korea), with offices in Hong Kong; Japan, with offices in Tokyo; and Korea, with offices in Bucheon, South Korea. A discussion of revenue by geographic region for each of the last three years can be found in Item 8, Note 16 of this report. Each of the regional sales organizations is supported by logistics organizations, which manage independently operated warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through independently operated warehouses in Hong Kong, the United States and the United Kingdom.
      We have dedicated direct sales organizations operating in Europe, the Americas, the Asia/Pacific region, Japan and Korea that serve our major original equipment manufacturer and electronic design and manufacturing services customers. We also have a large network of distributors and independent manufacturer’s representatives to distribute and sell our products around the world. We believe that maintaining a small, highly focused, direct sales force selling products for each of our businesses, combined with an extensive network of distributors and manufacturer’s representatives, is the most efficient way to serve our multi-market customer base. Fairchild also maintains a dedicated marketing organization, which consists of marketing organizations in each product group, including tactical and strategic marketing and applications, as well as marketing personnel located in each of the sales regions.
      Typically, distributors handle a wide variety of products, including products that compete with our products, and fill orders for many customers. Some of our sales to distributors are made under agreements allowing for market price fluctuations and the right of return on unsold merchandise, subject to time and volume limitations. The majority of these distribution agreements contain a standard stock rotation provision allowing for minimum levels of inventory returns. In our experience, these inventory returns can usually be resold, although often at a discount. Manufacturer’s representatives generally do not offer products that compete directly with our products, but may carry complementary items manufactured by others. Manufacturer’s representatives, who are compensated on a commission basis, do not maintain a product inventory; instead, their customers place large quantity orders directly with us and are referred to distributors for smaller orders.
Research and Development
      Our expenditures for research and development (“R&D”) for 2004, 2003 and 2002 were $82.0 million, $74.8 million and $82.2 million, respectively. These expenditures represented 5.1%, 5.4%, and 5.8% of sales for 2004, 2003 and 2002, respectively. Manufacturing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology. Our R&D efforts continue to be focused in part on new and innovative packaging solutions that make use of new assembly methods and new high performance packaging materials, as well as in exclusive and patent protected transistor structure development. We are also using our R&D resources to characterize and apply new materials in both our packaging and semiconductor device processing efforts.
      Each of our product groups maintains independent product research and development organizations, which work closely with our corporate-level process, package and modeling simulation development groups. These groups are located throughout the world in our factories and research centers. We work closely with our major customers in many research and development situations in order to increase the likelihood that our products will be designed directly into customers’ products and achieve rapid and lasting market acceptance.
Manufacturing
      We operate nine manufacturing facilities, five of which are “front-end” wafer fabrication plants in the United States, South Korea and Singapore, and four of which are “back-end” assembly and test facilities in the United States and Asia. A discussion of property, plant and equipment by geographic region for each of the last three years can be found in Item 8, Note 16 of this report. All facility closures previously announced in 2003 were substantially completed during 2004.
      Our products are manufactured and designed using a broad range of manufacturing processes and certain proprietary design methods. We use all of the prevalent function-oriented process technologies for wafer fabrication, including CMOS, Bipolar, BiCMOS, DMOS and RF. We use primarily through-hole and mature and advanced surface mount technologies in our assembly and test operations. During 2003, we announced our lead-free packaging initiative. This process replaces lead with tin and is considered to be environmentally friendly.
      The table below provides information about our manufacturing facilities, products and technologies.
Manufacturing Facilities

Location	Products	Technologies

Front-End Facilities:
Mountaintop, Pennsylvania	Discrete Power Semiconductors MOSFET/IGBT/Rectifiers	8 inch fab — 0.8 micron
South Portland, Maine	Bipolar, CMOS and BiCMOS Standard Linear products Op Amps, Ground Fault Interruptors Opto products	6-inch fab — 3.0/0.35 micron CMOS and BiCMOS MEMS
West Jordan, Utah	Discrete Power Semiconductors	6-inch fab — 1.0/0.65 micron 2.0 micron DMOS
Bucheon, South Korea	Discrete Power Semiconductors, standard analog integrated circuits	4-inch fab — 5.0/4.0 micron Bipolar 5-inch fab — 2.0/0.8 micron Bipolar and DMOS 6-inch fab — 2.0/0.8 micron DMOS
Singapore	Optocoupler/infrared	Infrared die fab

Location	Products	Technologies

Back-End Facilities:
Penang, Malaysia	Bipolar, CMOS and BiCMOS interface and logic products	MDIP, SOIC, EIAJ, TSSOP, SSOP, SC-70, MLP, Micropak
Cebu, the Philippines	Power and small signal discrete	TO92, SOT-23, Super SOT, SOT-223, TO220, TO263, DPAK, SC-70, BGA, FLMP
Suzhou, China	Power Discrete	T0220, T0263, DPAK, IPAK, Smart power modules
Colorado Springs, Colorado	ADCs, DACs	TSSOP, TQFP, SOIC, SSOP, PLCC
      We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Chartered Semiconductor, Torex Semiconductor, Taiwan Semiconductor Manufacturing Company, Central Semiconductor Manufacturing Corporation, UMC, WIN Semiconductor and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, AUK, Enoch, Wooseok, SP Semiconductor, NS Electronics (Bangkok) Ltd., Liteon, GEM Services, and STATS ChipPAC.
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
Backlog
      Backlog at December 26, 2004 was approximately $421 million, down from approximately $534 million at December 28, 2003. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. In periods of depressed demand, customers tend to rely on shorter lead times available from suppliers, including us. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow orders to be canceled or deliveries delayed by customers without penalty. Accordingly, our backlog at any time should not be used as an indication of future revenues.
Seasonality
      Generally, we are affected by the seasonal trends of the semiconductor and related electronics industries. Typically, our sales tend to follow a seasonal pattern which is affected by consumer and corporate purchasing patterns, and regional lifestyle issues such as vacation periods and holidays. Typically, our strongest shipping quarter is the fourth quarter, which is driven by sales into products that are purchased by consumers for the holiday season. First quarter sales are generally weaker than fourth quarter, as our production lines are constrained by the celebration of Lunar New Year holidays in Asia. Second quarter sales are generally stronger than first quarter, often driven by stronger corporate spending. Third quarter sales are generally weaker than second quarter as customer summer vacation schedules slow business activity. These are the general seasonal trends that we have observed over many years. Specific conditions in any given year, such as channel inventory builds or corrections, customer demand increases or decreases, new end market product cycles, or macroeconomic or political events, may override these cyclical patterns.
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
Trademarks and Patents
      As of December 26, 2004, we held 681 issued United States patents and 1,474 issued foreign patents with expiration dates ranging from 2005 through 2023. We also have trademarks that are used in the conduct of our business to distinguish genuine Fairchild products. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as system and application knowledge, ability and experience of our personnel, the range and number of new products being developed by us, our market brand recognition, ongoing sales and marketing efforts, customer service, technical support and our manufacturing capabilities.
      It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if other protection, such as maintaining the invention as a trade secret, is considered more advantageous. Also, the laws of countries in which we design, manufacture and market our products may afford little or no effective protection of our proprietary technology.
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
      Our facility in Mountaintop, Pennsylvania has an ongoing remediation project to respond to releases of hazardous materials that occurred prior to our acquisition of the discrete power products (“DPP”) business. Intersil Corporation has agreed to indemnify us for specific environmental issues. The terms of the indemnification are without time limit and without maximum amount.
      A property we previously owned in Mountain View, California is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act. We acquired that property as part of the acquisition of The Raytheon Company’s semiconductor business in 1997. Under the terms of the acquisition agreement with Raytheon, Raytheon retained responsibility for, and has agreed to indemnify us with respect to, remediation costs or other liabilities related to pre-acquisition contamination.

We sold the Mountain View property in 1999. The purchaser received an environmental indemnity from us similar in scope to the one we received from Raytheon. The purchaser and subsequent owners of the property can hold us liable under our indemnity for any claims, liabilities or damages it incurs as a result of the historical contamination, including any remediation costs or other liabilities. We are unable to estimate the potential amounts of future payments; however, we do not expect any future payments to have a material impact on our earnings or financial condition.
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
      We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were immaterial for 2004, 2003 and 2002. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.
Employees
      Our worldwide workforce consisted of 9,024 full and part-time employees as of December 26, 2004. We believe that our relations with our employees are satisfactory.
      At December 26, 2004, 140 of our employees were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends June 1, 2007 and provides for guaranteed wage and benefit levels as well as employment security for union members. If a work stoppage were to occur, it could impact our ability to operate. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.
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

Executive Officers
      The following table provides information about the executive officers of our company.

Name	Age	Title

Kirk P. Pond	60	Chairman of the Board of Directors, President and Chief Executive Officer
Joseph R. Martin	57	Vice Chairman of the Board of Directors, Senior Executive Vice President
Daniel E. Boxer	59	Senior Executive Vice President, Corporate Secretary
Mark S. Thompson	48	Executive Vice President, Manufacturing and Technology Group
Thomas A. Beaver	61	Executive Vice President, Worldwide Sales and Marketing
Izak Bencuya	50	Executive Vice President and General Manager, Discrete Products Groups, Chief Strategy Officer
Laurenz Schmidt	55	Executive Vice President, Global Operations
Robert J. Conrad	45	Senior Vice President and General Manager, Integrated Circuits Group
Hubertus R. Engelbrechten	49	Senior Vice President and General Manager, Integrated Circuits Group
Deok J. Kim	53	Senior Vice President and General Manager, Power Device Business, President, Fairchild Korea Semiconductor Ltd.
Matthew W. Towse	42	Senior Vice President, Chief Financial Officer
John M. Watkins, Jr	62	Executive Vice President, Worldwide Information Systems, Chief Information Officer
Paul D. Delva	42	Vice President, General Counsel
Peter B. Groth	45	Vice President, Treasurer
Kevin B. London	47	Vice President, Human Resources
Robin A. Sawyer	37	Vice President, Corporate Controller
      Kirk P. Pond, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Pond became a director in March 1997 and has been the President of Fairchild Semiconductor since June 1996. He has over 35 years of experience in the semiconductor industry. Prior to the company’s separation from National Semiconductor, Mr. Pond had held several executive positions with National Semiconductor, most recently Executive Vice President and Chief Operating Officer. Prior executive management positions were with Fairchild Semiconductor Corporation, Texas Instruments and Timex Corporation. Mr. Pond is a director of the Federal Reserve Bank of Boston, where he also serves on the audit committee. He is also a director of Wright Express Corporation, where he also serves as chairman of the compensation committee.
      Joseph R. Martin, Vice Chairman of the Board of Directors, Senior Executive Vice President. Mr. Martin became Senior Executive Vice President and Vice Chairman of the Board of Directors in April 2003. Prior to his current position of Senior Executive Vice President, he was Executive Vice President and Chief Financial Officer since June 1996. He has over 25 years of experience in the semiconductor industry. Mr. Martin has been a director since March 1997. Prior to Fairchild Semiconductor’s separation from National Semiconductor, Mr. Martin had held several executive positions with National Semiconductor since 1989, most recently as Vice President of Finance, Worldwide Operations. Prior to joining National Semiconductor, Mr. Martin was Senior Vice President and Chief Financial Officer of VTC Incorporated. Mr. Martin is a director of Brooks Automation, Inc., SynQor, Inc. and Soitec SA, and was previously a director of ChipPAC, Inc.
      Daniel E. Boxer, Senior Executive Vice President and Corporate Secretary. Mr. Boxer joined the company in March 1997. Prior to his current position, Mr. Boxer was Executive Vice President, Chief

Administrative Officer, General Counsel and Corporate Secretary of Fairchild Semiconductor. He has practiced law for 35 years and since 1975 had been a partner at the law firm of Pierce Atwood, Portland, Maine. His practice at Pierce Atwood included advising many large manufacturing companies, including our company, on business, governmental, legal compliance and environmental issues. He was most recently a senior partner and Chairman of the firm’s Management Committee.
      Mark S. Thompson, Executive Vice President, Manufacturing and Technology Group. Dr. Thompson joined Fairchild Semiconductor in November 2004. He has more than 20 years of high technology experience. Prior to joining the company, Dr. Thompson had been Chief Executive Officer of Big Bear Networks since August 2001. He was previously Vice President and General Manager of Tyco Electronics, Power Components Division and, prior to its acquisition by Tyco, was Vice President of Raychem Electronics OEM Group. Dr. Thompson serves on the Board of Directors of Big Bear Networks.
      Thomas A. Beaver, Executive Vice President, Worldwide Sales and Marketing. Mr. Beaver joined Fairchild Semiconductor in March 2004. He has over 35 years of experience in the semiconductor industry. Prior to joining the company, Mr. Beaver was General Manager of Xiran, a Division of SimpleTech, Inc. He was previously President and CEO of Wyle Electronics, and prior to that spent 30 years at Motorola Corp., most recently as Corporate Vice President and Director of Marketing and Sales of the Networking and Computing Systems Group.
      Izak Bencuya, Executive Vice President and General Manager, Discrete Products Group, Chief Strategy Officer. Dr. Bencuya has worked in the semiconductor and electronics field for 29 years. Prior to his current position as Chief Strategy Officer, Executive Vice President and General Manager, Discrete Products Group, Dr. Bencuya was Senior Vice President and General Manager, Discrete Products Group since February 2000. Before that, he spent six years as Director of Power MOSFET Products. Dr. Bencuya also worked at GTE Laboratories and Siliconix in various research and management roles.
      Laurenz Schmidt, Executive Vice President, Global Operations. Mr. Schmidt served as Senior Vice President, Global Operations since October 2001 and was promoted to Executive Vice President in February, 2004. He has over 27 years of experience in the semiconductor industry. Prior to assuming his current role, he held various management positions over the preceding eight years, including Vice President of Wafer Fabrication Manufacturing, Vice President of Operations for Discrete Products Group and Managing Director of the South Portland, Maine wafer fabrication facility. Prior to joining Fairchild in 1983, he spent six years with Texas Instruments.
      Robert J. Conrad, Senior Vice President and General Manager, Integrated Circuits Group. Mr. Conrad joined Fairchild Semiconductor in September 2003. Mr. Conrad has over 21 years of semiconductor industry experience. His experience prior to joining Fairchild includes twelve years at Texas Instruments in a variety of engineering and business management roles, six years at Analog Devices where he was Vice President and General Manager of the DSP Division, and most recently as CEO and President of Trebia Networks, a private fabless semiconductor company.
      Hubertus R. Engelbrechten, Senior Vice President and General Manager, Integrated Circuits Group. Mr. Engelbrechten has been Senior Vice President, Integrated Circuits Group since November 2002. He has over 25 years of experience in the semiconductor industry. Mr. Engelbrechten joined Fairchild from Raytheon Semiconductor in 1998 as Director of Marketing, Analog Mixed Signal Group. Prior to assuming his current role, he also held positions as Vice President of Marketing, Analog Mixed Signal Group and Vice President of Marketing, Integrated Circuits Group. Mr. Engelbrechten has held various management positions at National Semiconductor, Degussa AG and Siemens AG.
      Deok J. Kim, Senior Vice President and General Manager, Power Device Business, President, Fairchild Korea Semiconductor Ltd. Dr. Kim became Senior Vice President and President of Fairchild Korea Semiconductor Ltd. when we acquired the power device business from Samsung Electronics in April 1999. He has over 29 years of experience in the semiconductor industry. Dr. Kim joined Samsung Electronics’ power device business in 1990 as director of power product development and later became managing director and vice president and general manager of the power device business prior to its acquisition by Fairchild

International. Before joining Samsung Electronics, Dr. Kim held engineering and development positions with Goldstar Semiconductor, AMI and General Electric.
      Matthew W. Towse, Senior Vice President, Chief Financial Officer. Prior to his appointment as Senior Vice President and Chief Financial Officer in April 2003, Mr. Towse served as our company’s Vice President and Treasurer since March 1997. He had been with National Semiconductor for six years and held various financial management positions, most recently as Controller for the Fairchild Semiconductor plant in South Portland, Maine. Mr. Towse previously worked for Ernst & Young and is a Certified Public Accountant.
      John M. Watkins, Jr., Executive Vice President, Worldwide Information Systems, Chief Information Officer. Mr. Watkins joined our company in March 2000. He previously spent five years as Chief Information Officer of Pratt and Whitney. In 1995, Mr. Watkins retired as a General after twenty-eight years in the United States Army. His most recent assignment was as Director of the Defense Information Systems Agency in Washington, D.C.
      Paul D. Delva, Vice President, General Counsel. Mr. Delva joined Fairchild Semiconductor in 1999. Before becoming Vice President and General Counsel in April 2003, Mr. Delva served as our company’s assistant general counsel following the company’s initial public offering in 1999. He has advised Fairchild on all its acquisitions and securities offerings, as well as on general corporate matters since the company’s founding in 1997. Prior to joining Fairchild, he was an associate at Dechert, Price & Rhoads (now Dechert LLP) in Philadelphia, Pennsylvania, where he specialized in mergers and acquisitions, corporate and securities law.
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
      Kevin B. London, Vice President, Human Resources. Mr. London became Vice President of Human Resources in July 2002. He has over 21 years experience in the semiconductor industry. Prior to assuming his current role, he held various Human Resource management positions at the company’s South Portland site during the previous sixteen years. Prior to that, Mr. London held a variety of management positions within Operations.
      Robin A. Sawyer, Vice President, Corporate Controller. Ms. Sawyer became Corporate Controller in November 2002. She joined our company in 2000 as Manager of Financial Planning and Analysis. Prior to joining our company, Ms. Sawyer was employed by Cornerstone Brands, Inc. from 1998 to 2000 as Director of Financial Planning and Reporting. Prior to that Ms. Sawyer was employed by Baker, Newman and Noyes, LLC and its predecessor firm, Ernst & Young, and is a Certified Public Accountant. Ms. Sawyer is a director of Camden National Corporation.
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
      We make available, free of charge, through our investor relations web site, our reports on Forms 10-K, 10-Q and 8-K, amendments to those reports, and other SEC filings, as soon as reasonably practicable after they are filed with the SEC. The address for our investor relations web site is http://investor.fairchildsemi.com (click on “SEC filings”).

      We also make available, free of charge, through our corporate governance website, our corporate charter bylaws, Corporate Governance Guidelines, charters of the committees of our board of directors, code of ethics and other information and materials, including information about how to contact our board of directors, its committees and their members. To find this information and materials, visit our corporate governance website at http://governance.fairchildsemi.com.
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
      Downturns in the highly cyclical semiconductor industry or changes in end user market demands could reduce the profitability and overall value of our business, which could cause the trading price of our stock to decline or have other adverse effects on our financial position.
      The semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. Beginning in the fourth quarter of 2000 and continuing into 2003, we and the rest of the semiconductor industry experienced backlog cancellations and reduced demand for our products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. Although we believe the low point of this most recent cycle occurred in the third quarter of 2001, the semiconductor industry did not experience a recovery in orders until 2003. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. For example, in 2002, we sold approximately 7% more units than in 2001, yet our revenues were essentially unchanged. In 2003 we sold approximately the same numbers of units as in 2002, while at the same time experiencing revenue declines due to price decreases. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand for consumer electronics such as personal computers, cellular telephones, handsets and digital cameras, and automotive, household and industrial goods. These end user markets may experience changes in demand that could adversely affect our prospects.
      In addition, when we assess the ability to realize the full value of certain company assets, such as deferred tax assets, we consider, among other things, factors such as forecasted earnings. Due to the cyclical nature of our industry, judgments regarding future taxable income, for example, may be revised due to possibly more severe or prolonged downturns in future market conditions. In such a circumstance, we may need to create reserves against the value of deferred tax assets resulting in increased income tax expense for the periods in which such reserves are recorded.
      We may not be able to develop new products to satisfy changes in consumer demands.
      Our failure to develop new technologies, or react to changes in existing technologies, could materially delay development of new products, which could result in decreased revenues and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. New products often command higher prices and, as a result, higher profit margins. We may not successfully identify new product opportunities and develop and bring new products to market or succeed in selling them into new customer applications in a timely and cost-effective manner. Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive. Many of our competitors are larger, older and well established international companies with greater engineering and research and development resources than us. Our failure to identify or capitalize on any fundamental shifts in technologies in our product markets relative to our competitors could have a material adverse effect on our competitive position within our industry.
      Our failure to protect our intellectual property rights could adversely affect our future performance and growth.
      Failure to protect our existing intellectual property rights may result in the loss of valuable technologies. We rely on patent, trade secret, trademark and copyright law to protect such technologies. Some of our technologies are not covered by any patent or patent application, and we cannot assure you that:

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
      Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of intellectual property infringement and litigation regarding patent and other intellectual property rights. From time to time, we may be notified of claims (often implicit in offers to sell us a license to another company’s patents) that we may be infringing patents issued to other companies, and we may subsequently engage in license negotiations regarding these claims. Such claims relate both to products and manufacturing processes. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been and are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. For example, on October 20, 2004, Power Integrations, Inc. sued us in the United States District Court for the District of Delaware, alleging that some of our Pulse-Width Modulator (PWM) integrated circuit products infringe four of its U.S. patents. We do not believe our products violate Power Integrations’ patents and plan to vigorously contest the lawsuit. Our involvement in this lawsuit and future intellectual property litigation, or the costs of avoiding or settling litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. We may decide to settle patent infringement claims or litigation by purchasing license rights from the claimant, even if we believe we are not infringing, in order to reduce the expense of continuing the dispute or because we are not sufficiently confident that we would eventually prevail. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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
      We are constantly pursuing acquisition opportunities and consolidation possibilities and are frequently conducting due diligence or holding preliminary discussions with respect to possible acquisition transactions, some of which could be significant. No material potential transactions are subject to a letter of intent or otherwise so far advanced as to make the transaction reasonably certain.
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
      Possible future acquisitions could result in the incurrence of additional debt, contingent liabilities and amortization expenses related to intangible assets, all of which could have a material adverse effect on our financial condition and operating results.
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
      Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products has resulted in a number of claims for damages from customers. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Chartered Semiconductor, Torex Semiconductor, Taiwan Semiconductor Manufacturing Company, Central Semiconductor Manufacturing Corporation, UMC, WIN Semiconductor and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, AUK, Enoch, Wooseok, SP Semiconductor, NS Electronics (Bangkok) Ltd., Liteon, GEM Services, and STATS ChipPAC. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.
      Delays in beginning production at new facilities, expanding capacity at existing facilities, implementing new production techniques, or incurring problems associated with technical equipment malfunctions, all could adversely affect our manufacturing efficiencies.
      Our manufacturing efficiency is an important factor in our profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. In 2003, we began initial production at a new assembly and test facility in Suzhou, China. We are transferring some production from subcontractors to this new facility. Delays or technical problems in completing these transfers could lead to order cancellations and lost revenue. In addition, we are currently engaged in an effort to expand capacity at some of our manufacturing facilities. As is common in the semiconductor industry, we have from time to time experienced difficulty in beginning production at new facilities or in completing transitions to new manufacturing processes at existing facilities. As a consequence, we have suffered delays in product deliveries or reduced yields.
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
      Distributors accounted for 65% of our net sales for the year ended December 26, 2004. Our top five distributors worldwide accounted for 16% of our net sales for the year ended December 26, 2004. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.
      The semiconductor business is very competitive, especially in the markets we serve, and increased competition could reduce the value of an investment in our company.
      The semiconductor industry is, and the standard component or “multi-market” semiconductor product markets in particular are, highly competitive. Competitors offer equivalent or similar versions of many of our products, and customers may switch from our products to competitors’ products on the basis of price, delivery terms, product performance, quality, reliability and customer service or a combination of any of these factors. Competition is especially intense in the multi-market semiconductor segment because it is relatively easier for customers to switch suppliers of more standardized, multi-market products like ours, compared to switching suppliers of more highly integrated or customized semiconductor products such as processors or system-on-a-chip products, which we do not manufacture. Even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus are better able to pursue acquisition candidates and can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.
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
      For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in two lawsuits relating to these mold compound claims. In May 2004 we were named, along with three product distribution companies, as a defendant in a lawsuit filed by Alcatel Canada Inc. in the Ontario Superior Court of Justice. The lawsuit alleges breach of contract, negligence and other claims and seeks C$200,000,000 (Canadian dollars) in damages allegedly caused by our products containing the mold compound. In January 2005 we were named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. We believe we have strong defenses against all these claims and intend to vigorously defend both lawsuits. Both of these lawsuits are in their early stages.
      In a related action, we filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Singapore Pte. Ltd., and other related parties, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to our customers as a result of mold compound supplied by Sumitomo. Other manufacturers have also filed lawsuits against Sumitomo relating to the same mold compound issue. Our lawsuit against Sumitomo is pending in California Superior Court for Santa Clara County and we expect the case to go to trial in 2005. We are unable to predict or determine the outcome of the litigation with Sumitomo Bakelite Singapore Pte. Ltd., and there can be no assurance that we will prevail, nor can we predict the amount of damages that may be recovered if we do prevail.
      Although we have not been sued by any other customer as a result of the Sumitomo mold compound issue, several other customers have made claims for damages or threatened to begin litigation if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have also resolved similar claims with several of our leading customers. We have limited insurance coverage for such customer claims. While the exact amount of these losses is not known, we have recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations for the year ended December 26, 2004. This estimate was based upon an assessment of the potential liability using an analysis of the claims and historical experience. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.
      Our international operations subject our company to risks not faced by domestic competitors.
      Through our subsidiaries we maintain significant operations in the Philippines, Malaysia and South Korea and also operate facilities in China and Singapore. We have sales offices and customers around the world. Almost three-quarters of our revenues in 2004 were from Asia. The following are some of the risks inherent in doing business on an international level:

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
      As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 18% of our revenue for the year ended December 26, 2004.
      Relations between South Korea and North Korea have been tense over most of South Korea’s history, and more recent concerns over North Korea’s nuclear capability, and relations between the United States and North Korea, have created a global security issue that may adversely affect Korean business and economic conditions. We cannot assure you as to whether or when this situation will be resolved or change abruptly as a result of current or future events. An adverse change in economic or political conditions in South Korea or in its relations with North Korea could have a material adverse effect on our Korean subsidiary and our company. In addition to other risks disclosed relating to international operations, some businesses in South Korea are subject to labor unrest.
      Our Korean power device business’ sales are increasingly denominated primarily in U.S. dollars while a significant portion of its costs of goods sold and its operating expenses are denominated in South Korean won. Although we have taken steps to fix the costs subject to currency fluctuations and to balance won revenues and won costs as much as possible, a significant change in this balance, coupled with a significant change in the value of the won relative to the dollar, could have a material adverse effect on our financial performance and results of operations (see Item 7A).
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
      In July 2003, we began production on an 800,000 square foot assembly and test facility in Suzhou, China. We have completed the first phase of the project and in 2004 began implementing the second phase. The factory began production in 2003 and is steadily increasing its output. Although we expect a significant portion of our production from this new facility will be exported out of China, especially initially, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. Our ability to operate in China may be adversely affected by changes in that country’s laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.
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
      Although most of our known environmental liabilities are covered by indemnification agreements with Raytheon Company, National Semiconductor, Samsung Electronics and Intersil Corporation, these indemnities are limited to conditions that occurred prior to the consummation of the transactions through which we acquired facilities from those companies. Moreover, we cannot assure you that their indemnity obligations to us for the covered liabilities will be available, or, if available, adequate to protect us.

      We are a leveraged company with a ratio of debt-to-equity at December 26, 2004 of approximately 0.7 to 1, which could adversely affect our financial health and limit our ability to grow and compete.
      At December 26, 2004, we had total debt of $848.5 million, and the ratio of this debt to equity was approximately 0.7 to 1. In June 2003 we entered into a new senior credit facility that included a $300 million term loan, the proceeds of which were used to redeem our 10 3/8% Senior Subordinated Notes due 2007, and a $180 million revolving line of credit. In January 2005 we increased the senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit, which remains undrawn. The proceeds from the increased senior credit facility were used, together with approximately $216 million in cash, to redeem all our outstanding 10 1/2% Senior Subordinated Notes due 2009. Despite reducing some of our long term debt we continue to carry substantial indebtedness which could have important consequences. For example, it could

•	require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase the amount of our interest expense, because certain of our borrowings (namely borrowings under our senior credit facility) are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to the instruments governing our indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; or

•	limit, along with the financial and other restrictive covenants in our debt instruments, among other things, our ability to borrow additional funds, dispose of assets, repurchase stock or pay cash dividends. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.
      Despite current indebtedness levels, we may still be able to incur substantially more indebtedness. Incurring more indebtedness could exacerbate the risks described above.
      We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, as amended in January 2005, permits borrowings of up to $180.0 million in revolving loans under the line of credit, in addition to the outstanding $450 million term loan that is currently outstanding under that facility. As of December 26, 2004, adjusted for outstanding letters of credit, we had up to $179.6 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

      We may not be able to generate the necessary amount of cash to service our indebtedness, which may require us to refinance our indebtedness or default on our scheduled debt payments. Our ability to generate cash depends on many factors beyond our control.
      Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, because our senior credit facility has variable interest rates, the cost of those borrowings will increase if market interest rates increase. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We cannot assure you that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Restrictions imposed by the credit agreement relating to our senior credit facility restrict or prohibit our ability to engage in or enter into some business operating and financing arrangements, which could adversely affect our ability to take advantage of potentially profitable business opportunities.
      The operating and financial restrictions and covenants in the credit agreement relating to our senior credit facility may limit our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. The credit agreement imposes significant operating and financial restrictions that affect our ability to incur additional indebtedness or create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, make investments or engage in other business activities. These restrictions could place us at a disadvantage relative to competitors not subject to such limitations.
      In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of December 26, 2004, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Item 2.	Properties
      We maintain manufacturing and office facilities around the world including the United States, Asia and Europe. The following table provides information about these facilities at December 26, 2004:

Location	Owned	Leased	Use	Business Segment

South Portland, Maine		X	Corporate headquarters.	—
South Portland, Maine	X	X	Wafer fabrication operations, and office facilities.	Logic & Memory, Analog & Mixed Signal, Optoelectronics and Foundry.
West Jordan, Utah	X		Manufacturing and office facilities.	Discrete.
Mountaintop, Pennsylvania	X		Manufacturing and office facilities.	Discrete.
Colorado Springs, Colorado		X	Manufacturing facilities.	Analog & Mixed Signal.
San Jose, California		X	Office facilities.	—
Penang, Malaysia	X	X	Manufacturing, warehouse and office facilities.	Discrete, Logic & Memory, Analog & Mixed Signal, Optoelectronics and Foundry.

Location	Owned	Leased	Use	Business Segment

Cebu, Philippines	X	X	Manufacturing facilities, office facilities and warehouse space.	Discrete, Logic & Memory, Analog & Mixed Signal, and Optoelectronics.
Bucheon, South Korea	X		Manufacturing and office facilities.	Discrete, Analog & Mixed Signal, and Foundry.
Hwasung City, South Korea	X		Warehouse space.	—
Singapore		X	Manufacturing and office facilities.	Optoelectronics.
Suzhou, China	X		Manufacturing, warehouse and office facilities.	Discrete, Analog & Mixed Signal.
Wooton-Bassett, England		X	Office facilities.	—
Kowloon, Hong Kong		X	Office facilities.	—
Tokyo, Japan		X	Office facilities.	—
      Leases affecting the Penang and Cebu facilities are generally in the form of long-term ground leases, while we own improvements on the land. In some cases we have the option to renew the lease term, while in others we have the option to purchase the leased premises. During 2004, we ceased operations at our Kuala Lumpur and Wuxi facilities.
      In addition to the facilities listed above we maintain smaller sales offices in leased space around the world. In January 2004, we sublet our Loveland, Colorado facility.
      We believe that our facilities around the world, whether owned or leased, are well maintained. Our manufacturing facilities contain sufficient productive capacity to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings
      From time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in two lawsuits relating to these mold compound claims. On May 14, 2004 we were named, along with three product distribution companies, as a defendant in a lawsuit filed by Alcatel Canada Inc. in the Ontario Superior Court of Justice in Toronto. The other named defendants are Arrow Electronics Canada Ltd., Avnet International (Canada) Ltd. and Future Electronics Inc. The lawsuit alleges breach of contract, negligence and other claims and seeks C$200,000,000 (Canadian dollars) in damages allegedly caused by some of our products manufactured with the phosphorous-containing mold compound. In January 2005 we were named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. We believe we have strong defenses against all these claims and intend to vigorously defend both lawsuits. Both of these lawsuits are in their early stages.
      In a related action, we filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Singapore Pte. Ltd., and other related parties, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to our customers as a result of mold compound supplied by Sumitomo. Other manufacturers have also filed lawsuits against Sumitomo relating to the same mold compound issue. Our lawsuit against Sumitomo is pending in California Superior Court for Santa Clara County and we expect the case to go to trial in 2005. We are unable to predict or determine the outcome of the litigation with Sumitomo Bakelite Singapore Pte. Ltd., and there can be no assurance that we will prevail, nor can we predict the amount of damages that may be recovered if we do prevail.

      Although we have not been sued by any other customer as a result of the Sumitomo mold compound issue, several other customers have made claims for damages or threatened to begin litigation if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have also resolved similar claims with several of our leading customers. We have limited insurance coverage for such customer claims. While the exact amount of these losses is not known, we have recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations for 2004. This estimate was based upon an assessment of the potential liability using an analysis of all the claims and historical experience. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.
      On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. The complaint filed by Power Integrations alleges that certain of our PWM integrated circuit products infringe four Power Integrations’ U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling, offering for sale or importing the allegedly infringing products as well as money damages for the alleged past infringement. We have analyzed the Power Integrations patents in light of our products and, based on that analysis, we do not believe our products violate Power Integrations’ patents and, accordingly, plan to vigorously contest this lawsuit.
      From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the period beginning September 27, 2004 and ending on December 26, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock trades on the New York Stock Exchange under the trading symbol “FCS”. The following table sets forth, for the periods indicated, the high and low intraday sales prices per share of Fairchild Semiconductor International, Inc. Common Stock, as quoted on the NYSE.

	High	Low

2004
Fourth Quarter (from September 27, 2004 to December 26, 2004)	$16.93	$13.05
Third Quarter (from June 28, 2004 to September 26, 2004)	$16.40	$11.91
Second Quarter (from March 29, 2004 to June 27, 2004)	$25.80	$15.62
First Quarter (from December 29, 2003 to March 28, 2004)	$28.50	$21.19

2003
Fourth Quarter (from September 29, 2003 to December 28, 2003)	$27.00	$16.20
Third Quarter (from June 30, 2003 to September 28, 2003)	$19.22	$11.92
Second Quarter (from March 31, 2003 to June 29, 2003)	$15.35	$10.21
First Quarter (from December 30, 2002 to March 30, 2003	$12.89	$10.01
      As of March 10, 2005 there were approximately 226 holders of record of our Common Stock. We have not paid dividends on our common stock in any of the years presented above and have no present intention of doing so. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make.

Securities Authorized for Issuance Under Equity Compensation Programs
      The following table provides information about the number of stock options and deferred stock units (DSUs) outstanding and authorized for issuance under all equity compensation plans of the company on December 26, 2004. The notes under the table provide important additional information.

			Number of Shares
	Number of Shares of		Remaining Available
	Common Stock	Weighted-Average	for Future Issuance at
	Issuable Upon the	Exercise Price of	Year-End (Excluding
	Exercise of	Outstanding	Shares Underlying
	Outstanding Options	Options and	Outstanding Options
	and DSUs(1)	DSUs(5)	and DSUs)(4)

Equity compensation plans approved by stockholders(2)	24,055,636	$19.46	2,014,522
Equity compensation plans not approved by stockholders(3)	575,000	$13.26	—
Total	24,630,636	$19.32	2,014,522

(1)	Other than as described here, the company had no warrants or rights outstanding or available for issuance under any equity compensation plan at December 26, 2004.

(2)	Shares issuable include 1,479,604 options under the 2000 Executive Stock Option Plan (2000 Executive Plan), which was approved by stockholders in 2000, and 22,145,908 options and 430,124 DSUs under the Fairchild Semiconductor Stock Plan (Stock Plan), which was approved by stockholders in 2004.

(3)	Includes 325,000 and 50,000 DSUs granted outside the Stock Plan in 2003 and 2004, respectively and 200,000 options granted outside the Stock Plan in 2004 all associated with CEO succession and recruitment-related grants.

(4)	Shares remaining available for grant under amounts permitted in the plans include 192,065 options under the 2000 Executive Plan and 1,642,581 options under the Stock Plan, as well as 179,876 DSUs under the Stock Plan.

(5)	Does not include shares subject to DSUs, which do not have an exercise price.
      The material terms of the 2000 Executive Plan and the Stock Plan are described in Note 8 to the company’s consolidated financial statements included in this annual report, and both of the plans are included as exhibits to this annual report.
Unregistered Sales of Equity Securities and Use of Proceeds
      There were no sales of unregistered equity securities in the fourth quarter of 2004. The following table provides information with respect to purchases made by the company of its own common stock during the fourth quarter of 2004.

Maximum Number (or
	Total		Total Number of	Approximate Dollar
	Number		Shares Purchased	Value) of Shares that
	of Shares (or	Average	as Part of Publicly	May Yet Be Purchased
	Units)	Price Paid	Announced Plans	Under the Plans or
Period	Purchased(1)	per Share	or Programs	Programs

September 27, 2004 - October 24, 2004	150,000	$13.22	—	—
October 25, 2004 - November 21, 2004	—	—	—	—
November 22, 2004 - December 26, 2004	—	—	—	—
Total	150,000	$13.22	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan and stock option plan. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data
      The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data as of December 26, 2004 and December 28, 2003 and for the years ended December 26, 2004, December 28, 2003, and December 29, 2002 are derived from our audited consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The historical consolidated financial data as of December 30, 2001 and December 31, 2000 and for the years ended December 30, 2001 and December 31, 2000 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. This information should be read in conjunction with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended

	December 26,	December 28,	December 29,	December 30,	December 31,
	2004	2003	2002	2001	2000

	(In millions, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$1,603.1	$1,395.8	$1,411.9	$1,407.7	$1,783.2
Total gross profit	448.3	307.8	350.2	354.1	639.2
% of total revenue	28.0%	22.1%	24.8%	25.2%	35.8%
Net income (loss)*	59.2	(81.5)	(2.5)	(41.7)	273.1
Net income (loss) per common share:
Basic	0.50	(0.69)	(0.02)	(0.42)	2.80
Diluted	0.48	(0.69)	(0.02)	(0.42)	2.69
Consolidated Balance Sheet Data (End of Period):
Inventories	$253.9	$221.5	$208.8	$209.1	$192.8
Total assets	2,376.5	2,261.3	2,289.8	2,149.2	1,837.5
Long-term debt, less current portion	845.2	848.6	852.8	1,138.2	705.2
Stockholders’ equity	1,229.1	1,147.7	1,215.2	808.0	837.7
Other Financial Data:
Research and development	$82.0	$74.8	$82.2	$83.0	$83.9
Depreciation and other amortization	149.1	149.6	133.7	126.0	113.5
Amortization of acquisition-related intangibles*	26.0	33.3	37.8	53.1	37.6
Net interest expense	53.5	66.2	86.6	88.6	58.0
Capital expenditures	190.3	136.3	130.0	117.8	301.9
      We did not pay cash dividends on our common stock in any of the years presented above.

*	In accordance with SFAS No. 142, the company ceased amortizing goodwill beginning with the year ended December 29, 2002. Goodwill amortization for 2001 and 2000 was $17.0 million and $3.3 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      This discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the company’s past performance, its financial condition and its prospects. We will discuss and provide our analysis of the following:

•	Overview

•	Results of Operations

•	In-Process Research and Development

•	Off-Balance Sheet Arrangements

•	Liquidity and Capital Resources

•	Liquidity and Capital Resources of Fairchild International, Excluding Subsidiaries

•	Critical Accounting Policies and Estimates

•	Forward Looking Statements

•	Policy on Business Outlook Disclosure and Quiet Periods

•	Outlook

•	Recently Issued Financial Accounting Standards
Overview
      From our beginning as an independent semiconductor company in 1997, we have grown both organically and through acquisitions to become the top supplier of power semiconductors in the world. We have focused on developing semiconductor products that provide solutions for power management, which we refer to as power products, that serve fast growing consumer, computing, automotive, industrial and communications markets. We have also rapidly expanded our presence in the Asian regional markets, specifically Korea, and in China, where we see the highest growth potential over the next several years. Our organic and acquisition-driven growth, our ability to service multiple end markets, and our focus on growing in Asia, have all contributed to an increase in revenue from power products from just 9% of total sales in fiscal year 1997 to 73% of total sales in 2004. In 2004 alone, we grew power revenue by 24%. We have a wide portfolio of new products that leverage expertise in both analog and discrete power technologies, including some of our newest products that provide our customers with an integrated total power management solution in a single, multi-chip module package.
      We believe gross margins and operating margins are key indices that reflect our progress in developing higher value, new products, as well as our ability to manufacture at low cost levels. Both senior management and our investors utilize these indices to measure the financial performance of the company. During 2004, we improved our gross margins due to improved product mix and lower costs. Other key indices we use include factors such as days sales outstanding (DSO) and inventory turn ratios. DSO decreased to 36.9 in 2004 compared to 37.6 in 2003. Inventory turns decreased slightly to 4.9 in 2004 compared to 5.1 in 2003. In addition, the company tracks blended factory utilization, which was approximately 90% in 2004. Distributor inventory was approximately 15 weeks at the end of 2004, which is above our target of 13 weeks of supply on hand. We also continue to focus on our cash and investment balances, and have reported 25 straight quarters of positive operating cash flow.
      We continue to follow our asset-light investment strategy for our non-power products, which typically have lower gross margins and lower or negative long-term sales growth potential. Through this strategy we are gradually transferring the manufacturing for these mature products to third party subcontractors, allowing our own manufacturing facilities to focus on building higher growth, higher margin and more strategic products. We believe that by following this long term asset-light approach for mature products we will improve our return on invested capital and lessen our exposure to falling prices on commodity products during industry downturns.
      We believe the power semiconductor market will grow at the same or better rate than the total semiconductor market over the foreseeable future. Our strategy will be to design and build higher value power products that leverage our strength in power wafer processes, packaging technology and applications knowledge to drive higher and more stable margins and earnings through all phases of the business cycle. We also plan to continue investing in our more modern fabrication facilities and in our new Suzhou, China assembly and test plant as we believe these are the significant factors that will help us to continue to improve gross and operating margins. Overall, our focus will remain on growing profitable market share in our power markets.
Results of Operations
      The following table summarizes certain information relating to our operating results as derived from our audited consolidated financial statements.

	Year Ended

	December 26,		December 28,		December 29,
	2004		2003		2002

	(Dollars in millions)
Total revenues	$1,603.1	100%	$1,395.8	100%	$1,411.9	100%
Gross profit	448.3	28%	307.8	22%	350.2	25%
Operating Expenses:
Research and development	82.0	5%	74.8	5%	82.2	6%
Selling, general and administrative	176.0	11%	149.9	11%	145.1	10%
Amortization of acquisition-related intangibles	26.0	2%	33.3	2%	37.8	3%
Restructuring and impairments	18.6	1%	66.6	5%	12.2	1%
Purchased in-process research and development	—	0%	2.1	0%	1.7	0%
Gain on sale of space and defense product line	—	0%	—	0%	(21.1)	(1)%
Reserve for potential settlement losses	11.0	1%	—	0%	—	0%

Total operating expenses	313.6	20%	326.7	23%	257.9	18%
Operating income (loss)	134.7	8%	(18.9)	(1)%	92.3	7%
Interest expense	63.8	4%	74.4	5%	99.2	7%
Interest income	(10.3)	(1)%	(8.2)	(1)%	(12.6)	(1)%
Other expense	8.4	1%	23.4	2%	22.1	2%

Income (loss) before income taxes	72.8	5%	(108.5)	(8)%	(16.4)	(1)%
Income tax expense (benefit)	13.6	1%	(27.0)	(2)%	(13.9)	(1)%

Net income (loss)	$59.2	4%	$(81.5)	(6)%	$(2.5)	0%

Year Ended December 26, 2004 Compared to Year Ended December 28, 2003
      Total Revenues. Total revenues increased $207.3 million in 2004 compared to 2003. This increase was driven primarily by continued growth in the power management market, new product introductions, and overall improved industry and economic conditions compared to 2003, particularly in the first half of 2004.

      As a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Other Asia/ Pacific (which for these geographic reporting purposes includes Japan and Singapore and excludes Korea) and Korea were as follows for 2004 and 2003:

	Year Ended

	December 26,	December 28,
	2004	2003

United States	12%	13%
Other Americas	2	2
Europe	11	11
China	21	19
Taiwan	21	21
Other Asia/ Pacific	15	14
Korea	18	20

Total	100%	100%

      The increase in our China percentage of sales is due to our growing customer base, as well as our commitment to investing our resources in this growing region. Korean revenues as a percentage of total revenues declined due to our efforts to enrich our product mix and focus on selling products with higher margins.
      Gross Profit. The increase in gross profit for 2004 compared to 2003 was due to increased revenues, improved product mix and higher factory utilization. Approximately 33% of the gross profit increase was due to increased revenues, with the remaining increase due to the improved product mix and factory utilization. For 2004, gross profit includes a net sales reserve release of $(2.1) million and a net inventory charge of $0.3 million recorded in revenue and cost of sales, respectively, in connection with our 2003 restructuring actions. For 2003, gross profit includes sales reserves of $5.5 million and inventory reserves of $4.0 million in connection with product discontinuations as a result of our various restructuring actions.
      Operating Expenses. Research and development (R&D) and selling, general and administrative (SG&A) expenses were both flat as a percentage of sales for 2004 as compared to 2003.
      The decrease in amortization of acquisition-related intangibles is due to certain intangibles becoming fully amortized during the fourth quarter of 2003 and the first quarter of 2004.
      In order to better align our cost structure with our revenues, we continually consider the rationalization of both our manufacturing operations and our workforce levels. As a result, we recorded restructuring and impairment charges of $18.6 million in 2004. These charges include $7.4 million of costs associated with the closure of our six-inch fab in Mountaintop, Pennsylvania, $5.8 million of net costs associated with the closure of our four-inch South Portland, Maine wafer fab, $4.9 million in employee separation costs relating to our 2004 Infrastructure Realignment Program, $0.9 million of costs associated with the closure of our Kuala Lumpur, Malaysia plant, and $0.2 million of asset impairment charges related to the discontinuation of our memory product line. In addition, we released $0.6 million in reserves primarily associated with the 2003 restructuring program. The charges associated with the Mountaintop and South Portland fabs, and the Kuala Lumpur plant were the remaining charges from our restructuring plan announced in July 2003.
      The company recorded restructuring and impairment charges of $66.6 million in 2003. These charges included $29.5 million of employee separation costs for severance and other costs associated with workforce reduction actions undertaken during the year, including the closure of our six-inch fab in Mountaintop, the closure of the four-inch fab in South Portland, plant closures in Wuxi, China and Kuala Lumpur and $37.1 million of impairment, decommissioning and other exit costs relating to the closure of our above referenced fab and plant closures, as well as asset impairment charges in Bucheon, South Korea.
      Total net costs for the closure of the six-inch wafer fab in Mountaintop were approximately $5.0 million for severance and $14.4 million for all other related costs and impairments. This closure is considered substantially complete as of December 26, 2004. Based on comparisons to our fourth quarter 2003 spending levels, the closure of the Mountaintop six-inch fab is expected to save us approximately $8.0 million annually in manufacturing costs, including salary and benefits associated with the termination of approximately 160 employees.
      Total net costs for the South Portland closure were approximately $2.1 million in severance and $10.3 million in asset impairments and other exit costs including decommissioning and technology transfer costs. This closure is considered substantially complete as of December 26, 2004. The South Portland four-inch fab closure is expected to save us approximately $10.0 million annually in manufacturing costs, including salary and benefits associated with the termination of approximately 90 employees.
      Total net costs for the Wuxi and Kuala Lumpur closures are approximately $5.4 million in severance and $5.6 million in asset impairments and other exit costs including decommissioning and technology transfer costs. Both of these closures are considered substantially complete as of December 26, 2004. These closures are expected to save us approximately $3.0 million annually in manufacturing costs beginning in 2005, including salary and benefits associated with the termination of approximately 1,060 employees.
      We determined in 2003 that there were certain wafer fabrication assets located in Bucheon for which the carrying amount exceeded the expected undiscounted cash flow from their use. Accordingly, a charge of $21.4 million was recorded to reflect these long-lived assets at their fair value, based on a discounted cash flow analysis. These asset impairments reduced depreciation costs by approximately $4.4 million annually.
      Total charges for ongoing infrastructure realignment in 2003 were $15.9 million, which allowed us to achieve approximately $14.0 million in savings on an annualized basis.
      The 2004 Infrastructure Realignment Program actions announced in 2004 will impact both manufacturing and non-manufacturing personnel, primarily in the United States, and are expected to be completed in the fourth quarter of 2005. As a result of the $4.9 million charged, including salary and benefits associated with the termination of approximately 80 employees, we anticipate cost savings of approximately $7.2 million in manufacturing and non-manufacturing costs on an annualized basis beginning in 2006.
      In the second quarter of 2004, we recorded $11.0 million as a reserve for potential settlement losses. See Item 8, Note 14 of this report for further information.
      Purchased in-process research and development was $2.1 million for 2003. In 2003, IPR&D resulted from the purchase of Raytheon’s non-military RF components business completed in the fourth quarter of 2003.
      Interest Expense. Interest expense decreased in 2004 due to the redemption of $300 million of the 10 3/8% Senior Subordinated notes on June 19, 2003. This redemption was partially offset by interest on our $300 million term loan.
      Interest Income. The increase in interest income in 2004 is due to the increase in average cash, short-term and long-term marketable securities balances and improved rates of return earned on those balances as compared to 2003.
      Other Expense. In 2004, we recorded a charge of $8.4 million related to losses associated with strategic investments. During 2003, we recorded other expense of $23.4 million associated with the redemption of our 10 3/8% senior subordinated notes and the refinancing of our revolving line of credit. These costs included $17.4 million for the call premium on the 10 3/8% senior subordinated notes and other transaction fees and a $6.0 million non-cash write-off of deferred financing fees associated with the original bond offering and revolving line of credit.
      Income Taxes. The effective tax rate was 18.6% on income before taxes of $72.8 million and 24.9% on loss before taxes of $108.5 million for 2004 and 2003, respectively. The change in the effective tax rate in 2004 as compared to 2003 is primarily due to changes in the magnitude and location of taxable income among taxing jurisdictions. Changes in the location of taxable income (loss) can result in significant changes in the effective tax rate. An additional valuation allowance against deferred taxes in the amount of $6.1 million was also recorded in 2004.
      Comparative disclosures of revenue and gross profit of our reportable segments are as follows:

	Year Ended

	December 26, 2004			December 28, 2003

			Gross			Gross
	Revenue	% of Total	Profit %	Revenue	% of Total	Profit %

	(Dollars in millions)
Analog and Mixed Signal	$366.2	22.9%	31.2%	$326.5	23.4%	27.4%
Discrete	965.1	60.2%	28.6%	780.1	55.9%	21.8%
Logic and Memory	161.0	10.0%	21.6%	161.1	11.5%	11.9%
Other	110.8	6.9%	20.9%	128.1	9.2%	22.3%

Total	$1,603.1	100.0%	28.0%	$1,395.8	100.0%	22.1%

      Analog and Mixed Signal Products Group. The increase in Analog revenue was driven primarily by strong backlog and unit shipments, accounting for approximately 97% of the increase, across all Analog products, particularly in our power products. While demand increased, average selling prices remained roughly flat to 2003 levels, contributing 3% of the revenue increase. Gross profits also improved significantly over 2003, primarily due to higher revenue, but also an improved product mix and higher factory utilization. During 2004, we made significant improvements to our product mix between newer products with generally higher selling prices and gross margins, and our older, less differentiated standard products. We also increased our market share during 2004 in the overall Analog market. Customer demand that began increasing late in the third quarter of 2003 continued through the second quarter of 2004, but slowed during the second half of 2004, as the supply chain had been replenished with adequate inventory. For our older, standard linear products, revenues and margins declined approximately 32%, due to lower demand on these already low-margin products. As capacity tightened, these products were diminished in our product mix. Throughout this time, we continued our emphasis on new products that support lower power consumption and smaller dimensions, including our Green FPStm power switches, which grew significantly during 2004. In 2004, gross profit includes $(0.2) million of sales reserve releases and $0.1 million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions. Analog gross profit in 2003 includes $0.2 million of sales reserves recorded in revenue and $0.5 million of inventory charges recorded in cost of sales, both associated with our 2003 restructuring actions.
      Analog had operating income (loss) of $19.6 million in 2004 compared to $(4.4) million in 2003. The increase in operating income improved commensurate with the gross profit improvements. R&D was roughly flat. SG&A expenses increased proportionately with the increase in revenues, and included incremental technical sales support of our new products in the United States and China. Amortization of acquisition-related intangibles decreased as certain intangibles became fully amortized.
      Discrete Products Group. Discrete revenue increased nearly 25% in 2004 compared to 2003. Revenue growth came across all products, particularly in high-power and low-power products. Increases in average selling prices accounted for approximately 39% of the revenue increase, while unit volumes accounted for approximately 61% of the revenue increase. This was driven by the transition from limited demand in 2003 to a limited supply in 2004, enabling greater pricing leverage and product mix. We experienced particular growth in our newer products, including MOSFETs, using our PowerTrench® III and PowerTrench® IV processes, and our SPMtm, which both contributed to the increase. Revenue growth was strongest in China and Taiwan, which together accounted for approximately half of Discrete revenues. In the second half of 2004, demand slowed, particularly in the low-power products, as computing and cell phone demand slowed and the supply chain had been replenished with adequate inventory. Gross profits increased due to an improved product mix of higher margin and new technology products, favorable market conditions, and conversion to our newer PowerTrench® technologies, which have significantly lower die costs. Gross profit in 2004 includes a

$(0.2) million sales reserve release recorded in revenue and a $(0.4) million inventory reserve release recorded in cost of sales. Discrete gross profit in 2003 includes $2.2 million of sales reserves and $1.3 million of inventory reserves, recorded in revenue and cost of sales, respectively. The 2004 and 2003 charges are both associated with our 2003 restructuring actions.
      Discrete had operating income of $125.5 million in 2004 compared to $46.9 million in 2003. The increase in operating income was a result of the improved gross profits discussed above. R&D expenses, as well as SG&A expenses, were roughly flat. Amortization of acquisition-related intangibles decreased due to certain intangibles becoming fully amortized.
      Logic and Memory Products Group. Logic and Memory revenue declined in 2004 due to the phase out of our Memory product line, which was completed at the end of the second quarter of 2004. Excluding Memory (which was $5.6 million and $17.2 million in 2004 and 2003, respectively), revenues increased 8% due to a 14% improvement in average selling prices resulting from a richer product mix and pricing improvements, particularly in mature logic and low voltage products, in the first half of 2004. During the second half, prices began to soften. Unit volumes decreased approximately 6% from 2003 levels, across virtually all products due to constrained wafer supplies during the first half which resulted from the company’s asset-light strategy for these products. Gross profits improved year over year due to the improved pricing and product mix as well as increased factory utilization. Gross profit includes $(1.7) million sales reserve releases, recorded in revenue in 2004 due to a change in distributor reserve estimates. An inventory reserves release of $0.3 million recorded in cost of sales in 2004. Gross profit in 2003 includes $3.1 million of sales reserves and $2.2 million of inventory charges, both associated with our 2003 restructuring actions. Both were associated with the discontinuation of certain products in connection with our 2003 restructuring actions.
      Logic and Memory had operating income (loss) of $14.1 million in 2004 compared to $(5.9) million in 2003. The increase in operating income was a result of the gross profit improvements as well as decreases in SG&A and R&D expenses. SG&A expenses decreased due to the consolidation of selling functions and the discontinuation of allocated expenses to the memory product line. R&D expenses decreased due to the elimination of spending on Memory-related products as well as a refocus of resources to our strategic power related development.
Year Ended December 29, 2003 Compared to Year Ended December 30, 2002
      Total Revenues. Total revenues were down 1.1% to $1,395.8 million in 2003 compared to $1,411.9 million in 2002. Revenues were impacted in 2003 by the continued semiconductor industry recession, as well as the effect of severe acute respiratory syndrome (SARS), particularly in the middle part of 2003. The units shipped were nearly flat year over year, but pricing pressures, particularly in our Analog and Logic and Memory product lines, drove revenues lower.
      As a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Other Asia/ Pacific (which for our geographic reporting purposes includes Japan and Singapore and excludes Korea) and Korea were as follows for 2003 and 2002:

	Year Ended

	December 28,	December 29,
	2003	2002

United States	13%	13%
Other Americas	2	2
Europe	11	11
China	19	19
Taiwan	21	20
Other Asia/ Pacific	14	14
Korea	20	21

Total	100%	100%

      Gross Profit. For 2003, gross profit includes sales reserves of $5.5 million and inventory reserves of $4.0 million in connection with product discontinuations as a result of our various restructuring actions. For 2002, gross profit includes inventory reserves of $1.6 million in connection with the Analog restructuring action. The remaining decrease in gross profit was a result of continued pricing pressures across most product lines, partially offset by on-going manufacturing cost reductions (see separate product line discussions below).
      Operating Expenses. During 2003, in our continued response to the semiconductor industry downturn, we implemented many cost reduction efforts to reduce our operating expenses. We reprioritized R&D activities on products and technologies in support of power semiconductors and cut costs in R&D for other non-focus areas. The increases in SG&A were the result of the resumption of certain employee-related benefits in 2003. These spending increases were partially offset by further cuts in discretionary spending as well as workforce reductions.
      The decrease in amortization of acquisition-related intangibles is due to certain intangibles becoming fully amortized during the first quarter of 2003.
      Due to the downturn in the semiconductor industry and in order to align our cost structure with our revenues, during 2003 we continued to look at the rationalization of both our manufacturing operations and our workforce levels. As a result, the company recorded restructuring and impairment charges of $66.6 million in 2003. These charges included $29.5 million of employee separation costs for severance and other costs associated with workforce reduction actions undertaken during the year, including the closure of our six-inch fab in Mountaintop, PA, the closure of the four-inch fab in South Portland, ME, the plant closures in Wuxi, China and Kuala Lumpur, Malaysia, and $36.5 million of impairment, decommissioning and other exit costs relating to the closure of our above referenced fab and plant closures, as well as asset impairment charges in Bucheon, South Korea. As a result of the restructuring plans commenced during 2003, we completed actions expected to result in cost savings of approximately $14.0 million on an annualized basis when compared to our cost structure during the fourth quarter of 2003. For actions initiated during 2003 and finalized in 2004, original estimates were to achieve $17.0 to $23.0 million of additional annualized cost savings. Restructuring and impairments of $12.2 million were recorded in 2002. These charges included $10.6 million of employee separation costs for severance and other costs associated with workforce reduction actions undertaken during the year, $1.0 million for contract termination costs and $0.6 million of impairment charges related to the closure of our Carlsbad, California facility. As a result of the restructuring plans completed during 2002, we achieved approximately $18.0 million in annualized cost savings when compared to our cost structure at the beginning of 2002. For further detailed disclosure relating to our restructuring and impairment charges during 2002 and 2003, please see Item 8, Note 12 of this report.
      In 2003, IPR&D resulted from the purchase of Raytheon’s non-military RF components business completed in the fourth quarter of 2003. In 2002, IPR&D resulted from our acquisitions of I-Cube and Signal Processing Technologies, Inc. (“SPT”). These charges were considered immaterial for 2003 and 2002.
      A gain on the sale of our space and defense product line was recorded in 2002 that did not reoccur in 2003. As a result of the sale of our space and defense product line for $29.6 million, a pre-tax gain on sale of $21.1 million was recorded. The net carrying value of the assets sold consisted primarily of inventory ($2.6 million), developed technology ($5.2 million), and customer contracts, net of certain liabilities ($0.7 million) not assumed by the buyer.
      Interest Expense. The decrease in interest expense was principally the result of the redemption of $285.0 million of 10 1/8% senior subordinated notes on June 28, 2002 as well as the redemption of $300 million of 10 3/8% senior subordinated notes on June 19, 2003. Reduced interest from these redemptions is partially offset by interest on our $300 million term loan which carried an interest rate of approximately 3.6875% at December 28, 2003.
      Interest Income. The decrease in interest income was due to a lower interest rate environment in 2003.
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
      Income Taxes. The effective tax rate was 24.9% on loss before taxes of $108.5 million and 84.7% on loss before taxes of $16.4 million for 2003 and 2002, respectively. The change in the effective tax rate in 2003 as compared to 2002 was due to changes in the magnitude and location of taxable income (loss) among taxing jurisdictions. Changes in the location of taxable income (loss) could result in significant changes in the effective tax rate.
      Comparative disclosures of revenue and gross profit of our reportable segments are as follows:

	Year Ended

	December 28, 2003			December 29, 2002

			Gross			Gross
	Revenue	% of Total	Profit %	Revenue	% of Total	Profit %

	(Dollars in millions)
Analog and Mixed Signal	$326.5	23.4%	27.4%	$367.6	26.0%	34.1%
Discrete	780.1	55.9%	21.8%	735.4	52.1%	23.1%
Logic and Memory	161.1	11.5%	11.9%	186.9	13.2%	16.4%
Other	128.1	9.2%	22.3%	122.0	8.7%	19.9%

Total	$1,395.8	100.0%	22.1%	$1,411.9	100.0%	24.8%

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
      Analog had operating income (loss) of $(4.4) million in 2003 compared to $27.8 million in 2002. The decrease in Analog’s operating income was consistent with declines in gross profits due to the previously discussed severe pricing pressure and lower factory utilization throughout most of 2003. R&D and SG&A expenses were roughly flat year over year. Strategic R&D spending was maintained despite tough economic conditions, which proved vital to improved market share in 2004.
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
      Logic and Memory Products Group. The decrease in Logic and Memory revenues was driven primarily by a sharp decline in average selling prices on roughly flat unit volumes, particularly in our mature Logic products. Advanced Logic and Tiny Logic® products also experienced significant pricing pressures; however unit volume improvement nearly offset the declines in selling prices. Gross profits also declined year over year due to the previously discussed pricing pressures, particularly in Korea and Asia, and lower factory utilization due to a change in product mix. The decreases during 2003 also include $3.1 million of sales reserves and $2.2 million of inventory charges, both associated with the discontinuation of certain products in connection with our restructuring actions. During 2003, we also announced the exit from our Memory business, which contributed to already existing revenue declines. The revenues for Memory declined 23% from 2002.
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
In-Process Research and Development
      The company incurred charges for in-process research and development (IPR&D) of $2.1 million and $1.7 million in 2003 and 2002, respectively. These charges were considered immaterial for 2003 and 2002.
Off-Balance Sheet Arrangements
      The company has an off-balance sheet loan guarantee, totaling $2.9 million. For further information, please see Note 14 of Item 8, Consolidated Financial Statements and Supplementary Data.
Liquidity and Capital Resources
      At December 26, 2004 we had a borrowing capacity of $180.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. Adjusted for outstanding letters of credit, we had up to $179.6 million available under this senior credit facility. We had additional outstanding letters of credit of $0.9 million and guarantees totaling $2.9 million that were issued on behalf of unaffiliated companies with which we currently have a strategic investment or relationship. At December 26, 2004, we also had $14.9 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.
      Our senior credit facility, which at December 26, 2004 included the $300 million term loan (since increased to $450 million in connection with the debt restructuring discussed below) and a $180 million revolving line of credit, the indentures governing our 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future may impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum senior leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At December 26, 2004, the company was in compliance with these covenants, and our retained earnings were free from any of the restrictions listed above. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. In January 2005 we amended our senior credit facility, replacing our $300 million term loan with a $450 million term loan, using the proceeds plus approximately $216 million of existing cash to redeem our 10 1/2% Senior Subordinated Notes due 2009. The covenants on the amended facility, while slightly more favorable to the company, include substantially similar restrictions as noted above.
      We believe that funds generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We had capital expenditures of $190.3 million in 2004. This capital primarily was spent to expand capacity in support of in-sourcing of assembly and test capacity, including construction of our new facility in Suzhou, China, to add capacity in our eight-inch Mountaintop, Pennsylvania facility, to support cost reduction projects in our manufacturing facilities and to fund information technology infrastructure projects.
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
      As of December 26, 2004, our cash and cash equivalents were $146.3 million, a decrease of $23.2 million from December 28, 2003. As of December 26, 2004, our short-term marketable securities and long-term marketable securities were $422.1 million and $124.0 million, respectively, an increase of $44.7 million and $43.6 million, respectively, as compared to December 28, 2003. Included in the short-term marketable securities are auction rate securities in which the company invests to help maintain liquidity. These securities have long-term underlying maturities, but are sold in a market which is highly liquid with interest rates reset every 7, 28, or 35 days. The company’s practice is to not hold these underlying securities to maturity but to take advantage of this interest rate reset feature to provide short-term liquidity for the company at advantageous yields when compared to cash equivalents. As of December 26, 2004, the company held $411.8 million of auction rate securities, an increase of $50.2 million from December 28, 2003.
      During 2004, our operations provided $244.7 million in cash compared to $126.3 million of cash in 2003. The increase in cash provided by operating activities is primarily due to an increase in net income of $140.7 million. Changes in non-cash items are primarily due to a decrease in non-cash restructuring and impairment expenses, and a change in deferred income taxes. Changes in operating assets and liabilities reflect an increase in both accounts receivable and inventory, which is attributable to an increase in revenue. While accounts receivable and inventory have increased, our DSO have improved compared to prior year. Inventory turns decreased slightly from 5.1 in 2003 to 4.9 in 2004. The increase in current liabilities is due to an increase in payroll related accruals, as well as an $11.0 million reserve for estimated potential settlement losses, for which there is no comparable amount in 2003.
      Cash used in investing activities during 2004 totaled $279.6 million compared to $291.8 million in 2003. The change resulted primarily from a net decrease of purchases of marketable securities offset by increased capital spending.
      Cash provided by (used in) financing activities was $11.7 million in 2004 compared to $(0.7) million in 2003. The increase in cash provided by financing activities is primarily due from proceeds from the issuance of common stock and exercise of stock options, net and lower debt issuance costs as compared to 2003.

      The following table below summarizes our significant contractual obligations as of December 26, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Less than	1-3	4-5	After
Contractual Obligations(1)	Total	1 Year	Years	Years	5 Years

	(In millions)
Debt Obligations(2)	$848.5	$3.3	$77.8	$766.4	$1.0
Operating Lease Obligations(3)	81.0	16.1	22.2	14.3	28.4
Letters of Credit	1.3	1.3	—	—	—
Capital Purchase Obligations(4)	33.2	33.2	—	—	—
Other Purchase Obligations and Commitments(5)	56.7	44.7	2.4	5.3	4.3
Guarantees	2.9	2.9	—	—	—
Executive Compensation Agreements	2.3	0.1	0.2	0.2	1.8

Total(6)	$1,025.9	$101.6	$102.6	$786.2	$35.5

(1)	In addition to the above, the company also has obligation under Korean law to pay lump-sum payments to employees upon termination of their employment (see Note 9 of Item 8 for further detail). This retirement liability was $11.3 million as of December 26, 2004.

(2)	See Note 20 of Item 8 for subsequent event related to refinancing.

(3)	Represents future minimum lease payments under noncancelable operating leases.

(4)	Capital purchase obligations represent commitments for purchase of plant and equipment. They are not recorded as liabilities on our balance sheet as of December 26, 2004, as we have not yet received the related goods or taken title to the property.

(5)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.

(6)	Total does not include contractual obligations recorded on the balance sheet as current liabilities other than debt obligations, or certain purchase obligations as discussed below.
      It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or “take or pay” arrangements for purchases of certain equipment and raw materials. Obligations under these arrangements are included in (5) above.
      We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant at December 26, 2004 and the contracts generally contain clauses allowing for cancellation without significant penalty.
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

Critical Accounting Policies and Estimates
      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of revenue recognition, sales reserves, inventory valuation, the impairment of long-lived assets, income taxes and reserves for potential settlement losses. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.
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
      Approximately 65% of the company’s revenues are sold through distributors. Distributor payments are not contingent upon resale or any other matter other than the passage of time. The company has agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. In general, credits allowed under these programs are capped based upon individual distributor agreements. The company records charges associated with these programs as a reduction of revenue based upon historical activity. The company’s policy is to use a three to six month rolling historical experience rate in order to estimate the necessary allowance to be recorded. In addition, the products sold by the company are subject to a limited product quality warranty. The company accrues for estimated incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. The standard limited warranty period is one year. Quality returns are accounted for as a reduction of revenue. Historically, we have not experienced material differences between our estimated sales reserves and actual results.
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
      In conjunction with the implementation of the new accounting rules for goodwill as of the beginning of 2002, we completed a goodwill impairment review for the reporting units that have goodwill associated with them. We also performed an annually required review during the fourth quarter of each subsequent year, and in these reviews we found no impairment.
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
      Income Taxes. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are not provided for the undistributed earnings of the company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. in accordance with Accounting Principles Board (APB) opinion No. 23, Accounting for Income Taxes — Special Areas.
      The company makes judgments regarding the realizability of its deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes, the carrying value of the net deferred tax assets is based on the belief that it is more likely than not that the company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets after consideration of all available positive and negative evidence. Future realization of the tax benefit of existing deductible temporary differences or carryforwards ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Future reversals of existing taxable temporary differences, projections of future taxable income excluding reversing temporary differences and carryforwards, taxable income in prior carryback years, and prudent and feasible tax planning strategies that would, if necessary, be implemented to preserve the deferred tax asset may be considered to identify possible sources of taxable income.
      In assessing the realizability of U.S. deferred tax assets (primarily net operating losses), the company considers its levels of historical, current, and estimated future taxable earnings and the expected timing of the reversal of taxable temporary differences. Due to the cyclical nature of the semiconductor industry and the resulting difficulty that cyclicality drives in the company’s forecasting, part of the analysis used in projecting future taxable income utilizes historical data from the company’s inception as a baseline. The nearly 8 years the company has been in existence is representative of the swings in the industry and using the cumulative history of the company (Fiscal years 1997 to 2004) is considered the best approach to establishing a baseline model for how our business performs through an industry cycle. The company considers both positive and negative evidence when estimating future taxable earnings required to realize deferred tax assets. While a history of cumulative recent U.S. taxable losses provides negative evidence, it is offset by positive evidence of long loss carryforward periods and significantly lower interest expense resulting from recent and expected future debt refinancing and paydown, as well as higher future projected U.S. cashflows which should increase U.S. interest income. Net operating losses do not begin to expire until 2018. In recent restructurings, sub-performing assets have been disposed allowing the company to focus on increasing its leading position in the power semiconductor market.
      Valuation allowances have been established for deferred tax assets which the company believes do not meet the “more likely than not” criteria established by SFAS No. 109. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If the company’s assumptions and estimates change in the future, then the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if the company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income as a credit to income tax expense.
      The calculation of the company’s tax liabilities includes addressing uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the company’s estimate of whether, and the extent to which, additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies.
      Loss Contingencies. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We regularly evaluate current information available to us to determine whether such accruals should be adjusted. Changes in our evaluation could materially impact our financial position or our results of operations.
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
Policy on Business Outlook Disclosure and Quiet Periods
      It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The second update is within a press release issued approximately two months into each quarter. The business outlook below is consistent with the outlook included in our January 25, 2005 press release announcing fourth quarter and full year 2004 results, as updated in our press release dated March 2, 2005. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the outlook is not updated to reflect management’s current expectations. The quiet period for the first quarter of 2005 will be from March 14, 2005 to April 14, 2005, when we plan to release our first quarter 2005 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filing with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations.
Outlook
      For first quarter of 2005, we expect our revenues to be down 2 to 6% sequentially and gross margins to be about 200 basis points lower sequentially, due mainly to seasonally lower demand, pricing pressure, and lower utilization rates due to our plans to reduce inventory in the distribution channel. At the end of 2004, inventories at our distributors were approximately 15 weeks, which is above our targeted level of 13 weeks. We expect lower interest expenses from the calling of our 10 1/2% senior subordinated notes and lower interest rates on our newly amended term loan to help offset the impact of lower margins on our earnings. We expect net interest expense to be approximately $10 million in the first quarter and $6.0 — $6.2 million in the second quarter and beyond, based on current LIBOR rates. We will incur a one-time charge of approximately $24.0 million in the first quarter for the call premium and for the write-off of deferred financing fees associated with our redeemed 10 1/2% notes.
      For the first quarter of 2005, we expect R&D and SG&A to be roughly flat in dollars to the prior quarter. We anticipate capital expenditures for 2005 to be in the range of 8 — 10% of sales. We forecast the 2005 tax rate to be 25%.
      After the call of our senior subordinated notes was completed in February, our balance sheet is significantly stronger. As of March 11, 2005, we now have $450 million in senior bank debt which matures in 2010, $200 million in senior subordinated convertible bonds which mature in 2008, approximately $470 million in cash and marketable investments and a $180 million revolving line of credit which we expect to remain undrawn. Our debt to equity ratio will improve to approximately 0.5 to 1.
Recently Issued Financial Accounting Standards
      In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in

EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.
      In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (AJCA) introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. We do not expect the adoption of theses new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The company is in the process of winding down operations in its Kuala Lumpur facility. As such, it is anticipated that a dividend distribution will be made in fiscal year 2005. The estimated amount of the dividend is $3.6 million. Taxes of $0.2 million were accrued at the end of fiscal year 2004 utilizing the special one time 85% dividend received deduction. The company has not yet completed its evaluation of the repatriation provisions as it is awaiting for additional clarifying language on key elements of the repatriation provision to be issued by the U.S. Treasury Department. The company expects to complete its final evaluation in FY05 within a reasonable period of time after such clarification is issued. Until such time, the company will make no change to its current intention to indefinitely reinvest the undistributed earnings of those foreign subsidiaries. The maximum amount of undistributed earnings that the company can repatriate, as limited under the AJCA, is up to $500 million. The range of possible amounts qualifying as dividends of foreign earnings is between zero and approximately $400 million. The range of income tax effects of such repatriation is between zero and approximately $33 million.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement is effective for fiscal periods beginning after June  15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition. We are currently evaluating these transition methods. The adoption of SFAS 123R is expected to have a material impact to our results of operations. See Note 2 of Item 8, Consolidated Financial Statements and Supplementary Data.
      In December 2004, the FASB issued SFAS No. 153, Exchanges for Nonmonetary Assets. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material affect on our results of operations or financial position.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material affect on our results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 26, 2004. Actual results may differ materially.
      We use currency forward and combination option contracts to hedge firm commitments and currency option contracts to hedge anticipated transactions. Beginning in 2001, similar instruments were also used to hedge a portion of our forecasted foreign exchange denominated revenues. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, British pound, and the Euro. Unfavorable exposures to a strengthening Korean won have begun to increase due to a shift in our Korean customer base shipping more products for sale or final manufacturing to outside of Korea. As these customers prefer to fix prices or make payments in US dollars, our won-denominated revenue decrease limits our ability for a natural hedge against our won-denominated manufacturing costs. To protect against reductions in value and the volatility of future cash flows caused by changes in other foreign exchange rates, we have established hedging programs. We utilize currency option contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 26, 2004, an adverse change (defined as a 15% unfavorable move in every currency where the company has exposure) in the exchange rates of all currencies over the course of the year would have resulted in an adverse impact on income before taxes of approximately $8.5 million.
      We have no interest rate exposure due to rate changes for the 5% Convertible Senior Subordinated Notes. However, we do have interest rate exposure with respect to the senior credit facility due to the variable LIBOR pricing for both the term loan and the revolving credit facility. For example, a 50 basis point increase in interest rates would result in increased annual interest expense of $0.9 million for the revolving credit facility, assuming all borrowing capability was utilized. A 50 basis point increase in interest rates would result in increased annual interest expense of $1.5 million for the $300 million term loan. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would be offset by an increase in interest income of $2.7 million on the average invested cash and investment balances during 2004. There was no outstanding balance on the revolving credit facility at December 26, 2004 or at any point during 2004. From time to time, we may enter into interest rate swaps or interest rate caps, primarily to reduce interest rate exposure. As of December 26, 2004, we had no such instruments in place.

Item 8.	Consolidated Financial Statements and Supplementary Data
FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fairchild Semiconductor International, Inc.:
      We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 26, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Semiconductor International, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fairchild Semiconductor International, Inc.’s internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts
March 10, 2005

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 26,	December 28,
	2004	2003

	(In millions,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$146.3	$169.5
Short-term marketable securities	422.1	377.4
Accounts receivable, net of allowances of $22.5 and $19.6 at December 26, 2004 and December 28, 2003, respectively	154.0	152.7
Inventories	253.9	221.5
Deferred income taxes	25.7	40.8
Other current assets	30.4	24.9

Total current assets	1,032.4	986.8
Property, plant and equipment, net	664.1	622.7
Deferred income taxes	129.3	114.1
Intangible assets, net	151.6	177.6
Goodwill	229.9	229.9
Long-term marketable securities	124.0	80.4
Other assets	45.2	49.8

Total assets	$2,376.5	$2,261.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.3	$3.3
Accounts payable	118.2	109.6
Accrued expenses and other current liabilities	165.1	137.6

Total current liabilities	286.6	250.5
Long-term debt, less current portion	845.2	848.6
Other liabilities	15.6	14.5

Total liabilities	1,147.4	1,113.6
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, voting; 340,000,000 shares authorized; 119,851,778 and 118,537,308 shares issued and 119,577,408 and 118,285,532 shares outstanding at December 26, 2004 and December 28, 2003, respectively	1.2	1.2
Additional paid-in capital	1,259.2	1,236.2
Accumulated deficit	(24.7)	(83.9)
Accumulated other comprehensive loss	(2.5)	(1.8)
Less treasury stock (at cost)	(4.1)	(4.0)

Total stockholders’ equity	1,229.1	1,147.7

Total liabilities and stockholders’ equity	$2,376.5	$2,261.3

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	December 26,	December 28,	December 29,
	2004	2003	2002

	(In millions, except per share data)
Total revenue	$1,603.1	$1,395.8	$1,411.9
Cost of sales	1,154.8	1,088.0	1,061.7

Gross profit	448.3	307.8	350.2

Operating expenses:
Research and development	82.0	74.8	82.2
Selling, general and administrative	176.0	149.9	145.1
Amortization of acquisition-related intangibles	26.0	33.3	37.8
Restructuring and impairments	18.6	66.6	12.2
Reserve for potential settlement losses	11.0	—	—
Purchased in-process research and development	—	2.1	1.7
Gain on sale of space and defense product line	—	—	(21.1)

Total operating expenses	313.6	326.7	257.9

Operating income (loss)	134.7	(18.9)	92.3
Interest expense	63.8	74.4	99.2
Interest income	(10.3)	(8.2)	(12.6)
Other expense	8.4	23.4	22.1

Income (loss) before income taxes	72.8	(108.5)	(16.4)
Provision (benefit) for income taxes	13.6	(27.0)	(13.9)

Net income (loss)	$59.2	$(81.5)	$(2.5)

Net income (loss) per common share:
Basic	$0.50	$(0.69)	$(0.02)

Diluted	$0.48	$(0.69)	$(0.02)

Weighted average common shares:
Basic	119.5	117.5	108.1

Diluted	123.5	$117.5	108.1

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended

	December 26,	December 28,	December 29,
	2004	2003	2002

	(In millions)
Net income (loss)	$59.2	$(81.5)	$(2.5)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(1.6)	(4.9)	(3.9)
Net amount reclassified to earnings for hedging	1.7	4.2	1.8
Unrealized holding loss on marketable securities	(1.0)	—	—
Net amount reclassified to earnings for marketable securities	0.2	—	—

Comprehensive income (loss)	$58.5	$(82.2)	$(4.6)

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 26,	December 28,	December 29,
	2004	2003	2002

	(In millions)
Cash flows from operating activities:
Net income (loss)	$59.2	$(81.5)	$(2.5)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	172.1	179.2	168.5
Amortization of deferred compensation	3.0	3.7	3.0
Non-cash restructuring and impairments expense	0.4	31.2	0.5
Non-cash write off of deferred financing fees	—	6.0	—
Purchased in-process research and development	—	2.1	1.7
(Gain) loss on disposal of property, plant and equipment	(0.3)	2.7	2.2
Non-cash financing expense	3.9	4.2	12.4
Deferred income taxes	4.9	(41.1)	(25.8)
Gain on sale of space and defense product line	—	—	(21.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(0.7)	(2.1)	(17.2)
Inventories	(32.4)	(11.0)	(0.6)
Other current assets	(2.0)	(11.3)	(5.6)
Accounts payable	9.2	(4.1)	7.0
Accrued expenses and other current liabilities	27.5	43.1	11.2
Other assets and liabilities, net	(0.1)	5.2	3.4

Cash provided by operating activities	244.7	126.3	137.1

Cash flows from investing activities:
Capital expenditures	(190.3)	(136.3)	(130.0)
Proceeds from sale of property, plant and equipment	7.8	—	—
Purchase of molds and tooling	(3.7)	(2.0)	(3.1)
Purchase of marketable securities	(936.2)	(1,054.2)	(1,444.0)
Sale/Maturity of marketable securities	842.8	910.2	1,177.9
Acquisitions and divestitures, net of cash acquired	—	(9.5)	23.9

Cash used in investing activities	(279.6)	(291.8)	(375.3)

Cash flows from financing activities:
Repayment of long-term debt	(3.4)	(301.3)	(285.4)
Issuance of long-term debt	—	300.0	—
Proceeds from issuance of common stock and from exercise of stock options, net	24.0	16.0	411.1
Purchase of treasury stock	(8.5)	(8.5)	(7.3)
Debt issuance costs	(0.4)	(6.9)	—

Cash provided by (used in) financing activities	11.7	(0.7)	118.4

Net change in cash and cash equivalents	(23.2)	(166.2)	119.8
Cash and cash equivalents at beginning of period	169.5	335.7	455.5

Cash and cash equivalents at end of period	$146.3	$169.5	$335.7

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$4.8	$8.4	$(2.3)
Interest	$58.5	$66.4	$85.1
Non-cash transactions:
Tax effect associated with hedging transactions	$(0.5)	$(0.5)	$(1.2)
See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock			Retained	Other
				Earnings	Comprehensive
	Number	At Par	Additional	(Accumulated	Income	Treasury
	of Shares	Value	Paid-in Capital	Deficit)	(Loss)	Stock	Total

	(In millions)
Balances at December 30, 2001	99.9	$1.0	$809.7	$0.1	$1.0	$(3.8)	$808.0
Net loss	—	—	—	(2.5)	—	—	(2.5)
Exercise of stock options and shares issued under stock purchase plan	1.4	—	6.1	—	—	7.3	13.4
Issuance of common stock	16.2	0.2	397.5	—	—	—	397.7
Deferred compensation related to the grant of stock options	—	—	3.0	—	—	—	3.0
Purchase of treasury stock	(0.5)	—	—	—	—	(7.1)	(7.1)
Cash flow hedges	—	—	—	—	(2.1)	—	(2.1)
Tax effect of the exercise of of stock options	—	—	4.8	—	—	—	4.8

Balances at December 29, 2002	117.0	1.2	1,221.1	(2.4)	(1.1)	(3.6)	1,215.2
Net loss	—	—	—	(81.5)	—	—	(81.5)
Exercise of stock options and shares issued under stock purchase plan	1.8	—	8.0	—	—	8.1	16.1
Deferred compensation related to the grant of stock options and deferred stock units	—	—	3.7	—	—	—	3.7
Purchase of treasury stock	(0.5)	—	—	—	—	(8.5)	(8.5)
Cash flow hedges	—	—	—	—	(0.7)	—	(0.7)
Tax effect of the exercise of of stock options	—	—	3.4	—	—	—	3.4

Balances at December 28, 2003	118.3	1.2	1,236.2	(83.9)	(1.8)	(4.0)	1,147.7
Net Income	—	—	—	59.2	—	—	59.2
Exercise of stock options and shares issued under stock purchase plan	1.8	—	15.5	—	—	8.4	23.9
Deferred compensation related to the grant of stock options and deferred stock units	—	—	3.0	—	—	—	3.0
Purchase of treasury stock	(0.5)	—	—	—	—	(8.5)	(8.5)
Cash flow hedges	—	—	—	—	0.1	—	0.1
Unrealized holding loss on marketable securities	—	—	—	—	(0.8)	—	(0.8)
Tax effect of the exercise of of stock options	—	—	4.5	—	—	—	4.5

Balances at December 26, 2004	119.6	$1.2	$1,259.2	$(24.7)	$(2.5)	$(4.1)	$1,229.1

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Background and Basis of Presentation
Background
      Fairchild Semiconductor International, Inc. (“Fairchild International” or the “company”) designs, develops and markets analog, interface, discrete, standard logic, and optoelectronic semiconductors through its wholly-owned subsidiary Fairchild Semiconductor Corporation (“Fairchild”). The company is focused primarily on power analog and discrete products used directly in power applications such as voltage conversion, power regulation, power distribution, and power and battery management. The company’s products are building block components for virtually all electronic devices, from sophisticated computers and internet hardware to telecommunications equipment to household appliances. Because of their basic functionality, these products provide customers with greater design flexibility and improve the performance of more complex devices or systems. Given such characteristics, the company’s products have a wide range of applications and are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets. During 2003, the company announced its intention to exit the non-volatile memory business, and completed this process during 2004.
      The company is headquartered in South Portland, Maine and has manufacturing operations in South Portland, Maine, Colorado Springs, Colorado, West Jordan, Utah, Mountaintop, Pennsylvania, Cebu, the Philippines, Penang, Malaysia, Singapore, Bucheon, South Korea, and Suzhou, China.
      The accompanying financial statements of the company have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to current presentation.
Note 2 — Summary of Significant Accounting Policies
Fiscal Year
      The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 each consist of 52 weeks.
Principles of Consolidation
      The consolidated financial statements include the accounts and operations of the company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.
Revenue Recognition
      No revenue is recognized unless there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, delivery has occurred and collectibility of the sales price is reasonably assured. Revenue from the sale of semiconductor products is recognized when title and risk of loss transfers to the customer, which is generally when the product is shipped to the customer from the company’s facilities. Shipping costs billed to customers are included within revenue. Associated costs are classified in cost of goods sold.
      Approximately 65% of the company’s revenues are received from distributors. Distributor payments are not contingent upon resale or any other matter other than the passage of time. The company has agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. In general, credits allowed under these programs are capped based upon individual distributor agreements. The company records charges associated with these programs as a reduction of revenue based upon historical activity. The company’s policy is to use a three to six month rolling historical experience rate in order to estimate the necessary allowance to be recorded. In addition, under our standard terms and conditions of sale, the products sold by the company are subject to a limited product quality warranty. The standard limited warranty period is one year. The company may, and often does,

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receive warranty claims outside the scope of our standard terms and conditions. The company accrues for the estimated cost of incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. Quality returns are accounted for as a reduction of revenue.
      In some cases, title and risk of loss do not pass to the customer when the product is shipped from our facilities. In these cases, the company recognizes revenue at the time when title and risk of loss is transferred, assuming all other revenue recognition criteria have been satisfied. These cases include several inventory locations where we manage inventory for our customers, some of which are at customer facilities. In such cases, revenue is not recognized when products are shipped to these locations; rather, revenue is recognized when customers take the inventory from the location for their use.
Advertising
      Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 26, 2004, December 28, 2003 and December  29, 2002 were not material to the consolidated financial statements.
Research and Development Costs
      The company’s research and development expenditures are charged to expense as incurred.
Cash, Cash Equivalents and Marketable Securities
      The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Highly liquid investments with maturities greater than three months are classified as short-term marketable securities. All other investments, excluding auction rate securities, with maturities that exceed one year are classified as long-term marketable securities. At December 26, 2004 and December 28, 2003, all of the company’s marketable securities are classified as available-for-sale. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at fair value with unrealized gains and losses included as a separate component of stockholders’ equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.
      The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, and U.S. Government securities with maturities of no greater than 36 months. The company also invests in auction rate securities. These securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset every 7, 28 or 35 days. The company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. The company’s practice is to invest in these securities for higher yields compared to cash equivalents. In prior years, auction rate securities have been classified as cash equivalents due to their highly liquid nature. They have now been reclassified as short-term investments for all periods presented in the accompanying consolidated financial statements. In addition, due to the new classification, all purchases and

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sales of auction rate securities are now reflected in the investing section of the Consolidated Statements of Cash Flows. Auction rate securities were reclassified as follows as of December 28, 2003:

	Cash and	Short-Term
	Cash Equivalents	Marketable Securities

Previously reported	$531.1	$15.8
Reclassification	(361.6)	361.6

Currently reported	$169.5	$377.4

      Cash, cash equivalents and marketable securities as of December 26, 2004 and December 28, 2003 are as follows:

	December 26,
	2004	December 28, 2003

	(In millions)
Cash and cash equivalents	$146.3	$169.5
Short-term marketable securities	422.1	377.4
Long-term marketable securities	124.0	80.4

Total cash, cash equivalents and marketable securities	$692.4	$627.3

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
      The company has certain strategic investments that are accounted for on a cost basis as they are less than 20% owned, and the company does not exercise significant influence over the operating and financial policies of the investee. The total cost basis for these investments, which was included in other assets on our balance sheet, as of December 26, 2004 and December 28, 2003 was $5.6 million and $8.6 million, respectively, net of write-offs. During 2002, the company had one investment, which was accounted for on the equity method because the company’s obligation to provide capital was disproportionate to its equity ownership. Due to the strategic nature of the investment, the company classified the interest and net losses as research and development expense as incurred. The amount charged to research and development was $2.4 million in 2002.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 29, 2002, the carrying value of this investment was zero and the company had no further commitment to provide support to the investee.
      The company periodically assesses the need to record impairment losses on investments and record such losses when the impairment of an investment is determined to be other than temporary in nature. A variety of factors is considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee. These impairment losses are reflected in other expense in the company’s results of operations. During 2004, the company recorded a $3.0 million charge to other expense for the write-off of a strategic investment.
Other Assets
      Other assets include deferred financing costs, which represent costs incurred related to the issuance of the company’s long-term debt. The costs are being amortized using the straight-line method, which approximates the effective interest method, over the related term of the borrowings, which ranges from five to ten years, and are included in interest expense. Also included in other assets are mold and tooling costs. Molds and tools are amortized over their expected useful lives, generally one to three years.
Goodwill and Intangible Assets
      Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested annually for impairment. Intangible assets with estimatable lives are amortized over four to fifteen years.
      Goodwill and intangible assets with indefinite lives are tested annually for impairment, or more frequently if there is an indication that an impairment may have occurred. The company’s impairment review is based on a discounted cash flow approach at the reporting unit level that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.
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
Currencies
      The company’s functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, cash conversion of foreign currency and foreign currency transactions are included in current results. Unrealized and realized foreign currency gains related to the translation and cash conversion of foreign

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currencies were $1.0 million, $3.2 million, and $2.6 million for the years ended December 26, 2004, December  28, 2003, and December 29, 2002, respectively.
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
      All derivatives, whether designated as hedging relationships or not, are recorded at fair value and are included in either other current assets or other current liabilities on the balance sheet. The company utilizes fair value hedges to hedge certain foreign currency balance sheet exposures and cash flow hedges to hedge certain foreign currency forecasted revenue streams. The maturities of the cash flow hedges are twelve months or less. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings within the same income statement line as the impact of the hedged transaction. If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings, and within the same income statement line as the impact of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.
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
Fair Value of Financial Instruments
      The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Fair values of long term debt and currency options are based on quoted market prices or pricing models using prevailing financial market information at the date of measurement (See Note 15.)
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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes
      Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are not provided for the undistributed earnings of the company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. in accordance with APB opinion No. 23, Accounting for Income Taxes — Special Areas.
Computation of Net Income (Loss) Per Share
      We calculate earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. The dilutive effect of the common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Potentially dilutive common equivalent shares consist of stock options, deferred stock units (DSUs) and shares obtainable upon the conversion of the Convertible Senior Subordinated Notes, due November 1, 2008.
      As a result of the net income reported for 2004, approximately 4.0 million common equivalent shares have been included in the calculation of diluted net income per share. Options outstanding to purchase 13.0 million, 11.9 million and 10.5 million shares of common stock were not included in the calculation of diluted net income per share for 2004, 2003 and 2002, respectively because the exercise price of these options exceeded the average market price during the year. As a result of the net loss reported for 2003 and 2002, approximately 2.5 million and 3.5 million common equivalent shares, respectively, have been excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive. In addition, the computation of diluted earnings per share did not include the assumed conversion of the senior subordinated notes because the effect would have been anti-dilutive. As a result, $6.8 million of interest expense was not added back to the numerator for the three years presented. Additionally, potential common shares of 6.7 million were not included in the denominator for all periods presented.
Stock-Based Compensation
      The company has stock option plans, which are described more fully in Note 8. The company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common share if the company had applied the fair value based method of SFAS No. 123, Accounting for Stock-Based Compensation, to record expense for stock option compensation.

	Year Ended

	December 26,	December 28,	December 29,
	2004	2003	2002

	(In millions, except per share data)
Net income (loss), as reported	$59.2	$(81.5)	$(2.5)
Add: Stock compensation charge included in net income (loss) determined under the intrinsic value method, net of tax	1.9	2.3	1.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(35.4)	(59.7)	(77.6)

Pro forma net income (loss)	$25.7	$(138.9)	$(78.3)

Income (loss) per share:
Basic — as reported	$0.50	$(0.69)	$(0.02)

Basic — pro forma	$0.22	$(1.18)	$(0.72)

Diluted — as reported	$0.48	$(0.69)	$(0.02)

Diluted — pro forma	$0.21	$(1.18)	$(0.72)

      The weighted average fair value of options granted was $12.55 in 2004, $7.70 in 2003, and $14.02 in 2002. The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

	Year Ended

	December 26,	December 28,	December 29,
	2004	2003	2002

Expected volatility	67%	70%	60%
Dividend yield	—	—	—
Risk-free interest rate	3.80%	3.19%	3.87%
Expected life, in years	6.0	6.0	6.0
      The company uses the expense recognition method in FASB Interpretation (FIN) 28: Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans for recognizing stock compensation expense for SFAS No. 123 disclosure purposes.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Marketable Securities
      Marketable securities are categorized as available-for-sale and are summarized as follows as of December 26, 2004:

	Amortized	Gross Unrealized	Gross Unrealized	Market
	Cost	Gains	Losses	Value

		(In millions)
Short term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$5.0	$—	$—	$5.0
Municipal notes and bonds	5.3	—	—	5.3
Auction rate securities	411.8	—	—	411.8

Total marketable securities	$422.1	$—	$—	$422.1

	Amortized	Gross Unrealized	Gross Unrealized	Market
	Cost	Gains	Losses	Value

	(In millions)
Long term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$33.6	$—	$(0.3)	$33.3
Municipal notes and bonds	—	—	—	—
Corporate debt securities	91.7	—	(1.0)	90.7
Auction rate securities	—	—	—	—

Total marketable securities	$125.3	$—	$(1.3)	$124.0

      The amortized cost of available for sale securities approximated their fair value at December 28, 2003 and are summarized as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Market
	Cost	Gains	Losses	Value

	(In millions)
Short term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—
Municipal notes and bonds	2.0	—	—	2.0
Corporate debt securities	13.8	—	—	13.8
Auction rate securities	361.6	—	—	361.6

Total marketable securities	$377.4	$—	$—	$377.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized	Gross Unrealized	Gross Unrealized	Market
	Cost	Gains	Losses	Value

	(In millions)
Long term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$60.0	$—	$—	$60.0
Municipal notes and bonds	5.3	—	—	5.3
Corporate debt securities	15.1	—	—	15.1
Auction rate securities	—	—	—	—

Total marketable securities	$80.4	$—	$—	$80.4

      The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 26, 2004 are as follows:

	Amortized	Market
	Cost	Value

	(In millions)
Due in one year or less	$10.3	$10.3
Due after one year through three years	125.3	124.0
Due after three years through ten years	—	—
Due after ten years	411.8	411.8

	$547.4	$546.1

      Securities with contractual maturities after ten years are auction rate securities. While the underlying maturities are long term, the intent is not to hold the investment to maturity. The securities are highly liquid and the interest rates reset every 7, 28, or 35 days. The company’s general practice is to examine operational liquidity needs at these interest rate reset dates and to either liquidate, reinvest, or roll the security to the next rate reset date.
      Proceeds from sales of available for sale securities totaled $784.1 million in 2004, $835.7 million in 2003 and $1,178.0 million in 2002. The proceeds are primarily composed of sales of auction rate securities. Realized losses of $0.3 million were recognized in 2004 related to these sales. Unrealized gains and losses on sales of available for sale securities were immaterial for 2003 and 2002. Unrealized losses on the company’s investments in marketable securities in 2004 were primarily caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the company does not consider these investments to be other than temporarily impaired at December 26, 2004.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Financial Statement Details

	December 26,	December 28,
	2004	2003

	(In millions)
Inventories
Raw materials	$30.9	$24.7
Work in process	162.5	163.1
Finished goods	60.5	33.7

	$253.9	$221.5

Property, plant and equipment
Land	$32.1	$31.9
Buildings and improvements	299.5	273.3
Machinery and equipment	1,273.9	1,175.8
Construction in progress	109.8	94.9

Total property, plant and equipment	1,715.3	1,575.9
Less accumulated depreciation	1,051.2	953.2

	$664.1	$622.7

Accrued expenses and other current liabilities
Payroll and employee related accruals	$66.8	$44.3
Accrued interest	19.4	19.5
Income taxes payable	25.9	21.1
Restructuring	4.6	17.9
Reserve for potential settlement losses	11.0	—
Other	37.4	34.8

	$165.1	$137.6

Note 5 —	Goodwill and Intangible Assets
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
      The company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the company may record impairment charges in the future. Additionally, the company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The company performed its annual impairment test as of December 26, 2004 and concluded goodwill was not impaired.
      A summary of acquired intangible assets is as follows:

		December 26, 2004		December 28, 2003

	Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization

	(In millions)
Identifiable intangible assets:
Developed technology	5-15 years	$225.6	$(89.5)	$225.6	$(72.0)
Customer base	8 years	55.8	(40.7)	55.8	(33.5)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(29.1)
Trademarks and tradenames	4 years	24.9	(24.9)	24.9	(24.9)
Patents	4 years	5.4	(5.0)	5.4	(5.0)

Subtotal		342.1	(190.5)	342.1	(164.5)
Goodwill		229.9	—	229.9	—

Total		$572.0	$(190.5)	$572.0	$(164.5)

      Amortization expense for intangible assets, excluding goodwill, was $26.0 million, $33.3 million, and $37.8 million for 2004, 2003 and 2002, respectively.
      Identified reporting units which carry goodwill include domestic analog and domestic discrete, which are included in the Analog and Discrete segments, respectively, and Optoelectronics, which does not meet the requirements of a reportable segment as defined in SFAS No. 131. The carrying amount of goodwill by reporting unit is as follows:

	Domestic	Domestic	Opto-
	Analog	Discrete	electronics	Total

	(In millions)
Balance as of December 28, 2003 and December 26, 2004	$15.5	$159.9	$54.5	$229.9

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)

Fiscal 2005	$24.0
Fiscal 2006	23.7
Fiscal 2007	18.5
Fiscal 2008	16.8
Fiscal 2009	16.8

Note 6 —	Long-Term Debt
      Long-term debt consists of the following at:

	December 26,	December 28,
	2004	2003

	(In millions)
Term Loan	$296.3	$299.3
Convertible senior subordinated notes	200.0	200.0
Senior subordinated notes	350.0	350.0
Other	2.2	2.6

Total long-term debt	848.5	851.9
Current portion of long-term debt	(3.3)	(3.3)

Long-term debt, less current portion	$845.2	$848.6

Refinancing of Senior Credit Facility
      On August 5, 2004, the company completed a refinancing of the $300 million term loan portion of its senior credit facility (“the Credit Agreement”). The refinancing reduced the interest rate by 25 basis points to a new rate approximating LIBOR plus 225 basis points, which was approximately 4.1875% at December 26, 2004. In connection with the refinancing, the company recorded $0.4 million of deferred financing fees, which will be amortized over the remaining 4 years of the loan.
      On June 19, 2003, the company completed a refinancing of its senior credit facility. The new $480 million senior credit facility includes a $300 million term loan and a $180 million revolving line of credit (the “Revolving Credit Facility”) and is due on June 19, 2008. The term loan carried an interest rate of LIBOR plus 2.75%. Borrowings under the agreement are secured by a pledge of common stock of Fairchild Semiconductor Corporation, the company’s principal operating subsidiary and the common stock of that company’s significant subsidiaries. In connection with the June 2003 financing, the company recorded $4.1 million in deferred financing fees for the term loan, which are being amortized over five years and $2.5 million in deferred financing fees for the revolving line of credit, which are being amortized over four years. In connection with a technical amendment on October 28, 2003 and a refinancing of the $300 million term loan portion of its senior credit facility, the interest rate was reduced by 25 basis points to a new rate approximating LIBOR plus 250 basis points and the company recorded an additional $0.4 million in deferred financing fees for the term loan, which is being amortized over five years.
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
      The Revolving Credit Facility was undrawn during the year and at December  26, 2004. Borrowings under the Credit Agreement are secured by a pledge of common stock of the company and its subsidiaries. At December 26, 2004, Fairchild had outstanding letters of credit under the revolving credit facility totaling $0.4 million. These outstanding letters of credit reduce the amount available under the Revolving Credit Facility to $179.6 million. Fairchild pays a commitment fee of 0.5% per annum of the unutilized commitments under the Revolving Credit Facility. See Note 20 for subsequent event related to refinancing.
Convertible Senior Subordinated Notes
      On October 31, 2001, Fairchild Semiconductor Corporation (“Fairchild”) issued $200 million aggregate principal amount of 5.0% Convertible Senior Subordinated Notes due November 1, 2008. Interest on the notes is paid semi-annually on May 1 and November 1 of each year. The notes are guaranteed by the company and Fairchild’s domestic subsidiaries. The notes are unsecured obligations and convertible, at the option of the holder, into common stock of the company at a conversion price of $30.00 per share, subject to certain adjustments. The notes and the guarantees rank pari passu in right of payment with Fairchild’s existing senior subordinated notes and the guarantees thereof, and with any future senior subordinated indebtedness.
Senior Subordinated Notes
      On January 31, 2001, Fairchild issued $350.0 million of 10 1/2% Senior Subordinated Notes due February 1, 2009 (the “10 1/2% Notes”) at face value. (These notes were redeemed in February 2005. See Note 20 for subsequent event related to refinancing.) Interest on the notes was paid semi-annually on February 1 and August 1 of each year, and the first interest payment was made on August 1, 2001. The 10 1/2% Notes were unsecured and are subordinated to all existing and future senior indebtedness of Fairchild. Fairchild had the right to redeem the notes on or after February 1, 2005 in whole or in part at redemption prices ranging from 100% to approximately 105% of the principal amount.
      On April 7, 1999, Fairchild issued $300.0 million of 10 3/8% Senior Subordinated Notes (the “10 3/8% Notes”) at face value. On June 19, 2003, the company exercised the call provision to redeem the $300.0 million of the 10 3/8% notes, at a price of 105.188% of face value. In connection with the redemption, the company incurred charges totaling $23.4 million, including $17.4 million for the call premium and other transaction fees and $6.0 million non-cash write-off of deferred financing fees associated with the redeemed notes and previous credit facility.
      On March 11, 1997, Fairchild issued $300.0 million of 10 1/8% Senior Subordinated Notes (the “10 1/8% Notes” and, together with the 5% Convertible Senior Subordinated Notes due 2008, the 10 3/8% Notes and the 10 1/2% Notes, the “Notes”) at face value. During December 2000, the company repurchased 10 1/8% Notes with a face value of $15.0 million. On June 28, 2002, the company exercised the call provision to redeem the remaining $285.0 million of the 10 1/8% notes, at a price of 105.063% of face value. In connection with the redemption, the company incurred charges totaling $22.1 million, including $14.5 million for the call premium and other transactions fees and $7.6 million non-cash write-off of deferred financing fees associated with the original bond offering.
      The payment of principal and interest on the Credit Agreement and the Notes is fully and unconditionally guaranteed by Fairchild International. Fairchild International is the parent company of Fairchild and currently conducts no business and has no significant assets other than the capital stock of Fairchild. Fairchild has eighteen direct subsidiaries and ten indirect subsidiaries, of which four direct subsidiaries, Fairchild Semiconductor Corporation of California (“Fairchild California”), KOTA Microcircuits, Inc., QT Optoelec-

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tronics, Inc. and QT Optoelectronics are guarantors on the Credit Agreement and the Notes. The guarantees of the guarantor subsidiaries as well as that of Fairchild International are joint and several. The remaining direct and indirect subsidiaries are foreign-based and do not guarantee either the Credit Agreement or the Notes.
      The company’s senior credit facility and the indentures under which the Notes were issued contain various restrictions and covenants. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions, with which the company was in compliance at December 26, 2004. The senior credit facility contains covenants relating to financial ratios including a minimum interest coverage ratio and a maximum senior leverage ratio, with which the company was in compliance at December 26, 2004. The senior credit facility also limits the company’s ability to modify its certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. In addition, the senior credit facility and the indentures governing all senior subordinated notes, contain additional restrictions limiting the ability of the company’s subsidiaries to pay dividends or make advances to the company.
      Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

(In millions)

2005	$3.3
2006	3.3
2007	74.5
2008	416.2
2009	350.2
Thereafter	1.0

$848.5

      At December 26, 2004, the company also has approximately $14.9 million of undrawn credit facilities at certain of its foreign subsidiaries.

Note 7 —	Income Taxes
      Total income tax expense (benefit) was allocated as follows:

	Year Ended

	December 26,	December 28,	December 29,
	2004	2003	2002

	(In millions)
Income tax expense (benefit) attributable to net income (loss) from continuing operations	$13.6	$(27.0)	$(13.9)
Stockholders’ equity, for recognition of compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(4.5)	(3.4)	(4.8)
Other comprehensive income, for unrealized gains on hedging transactions	(0.5)	(0.5)	(1.2)

	$8.6	$(30.9)	$(19.9)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense (benefit) attributable to income (loss) from continuing operations for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 consisted of the following:

	Year Ended

	December 26,	December 28,	December 29,
	2004	2003	2002

	(In millions)
Income (loss) before income taxes:
U.S.	$(46.5)	$(136.5)	$(112.9)
Foreign	119.3	28.0	96.5

	$72.8	$(108.5)	$(16.4)

Income tax provision (benefit):
Current:
U.S. federal	$0.2	$—	$(1.8)
U.S. state and local	0.2	—	0.7
Foreign	8.3	14.1	13.0

	8.7	14.1	11.9
Deferred:
U.S. federal	8.6	(36.0)	(20.8)
U.S. state and local	(1.6)	(3.2)	(2.9)
Foreign	(2.1)	(1.9)	(2.1)

	4.9	(41.1)	(25.8)
Total income tax provision (benefit):
U.S. federal	8.8	(36.0)	(22.6)
U.S. state and local	(1.4)	(3.2)	(2.2)
Foreign	6.2	12.2	10.9

	$13.6	$(27.0)	$(13.9)

      The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate on net income (loss) from continuing operations is as follows:

	Year Ended

	December 26,	December 28,	December 29,
	2004	2003	2002

U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of federal benefit	(2.0)	1.9	11.3
Foreign tax rate differential	(21.5)	(11.0)	24.1
Tax credits	(1.6)	—	—
Non-deductible expenses including goodwill amortization	0.2	(1.0)	(0.5)
Change in valuation allowance	8.5	—	14.8

	18.6%	24.9%	84.7%

      In conjunction with the acquisition of the power device business in 1999, the Korean government granted a ten-year tax holiday to Fairchild Korea Semiconductor Ltd. The original exemption was 100% for the first

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
seven years of the holiday and 50% for the remaining three years of the holiday. In 2000, the tax holiday was extended such that the exemption amounts were increased to 75% in the eighth year and a 25% exemption was added to the eleventh year. Taxes exempted include income taxes, dividend withholding taxes, acquisition tax, registration tax, property tax and aggregate land tax. As such, no current provision for income taxes for Fairchild Korea Semiconductor Ltd. has been provided.
      As one of the incentives for locating in the Suzhou Industrial Park, the Chinese government granted a ten year income tax holiday to Fairchild Semiconductor (Suzhou) Co., Ltd. The holiday provides 100% exemption for the first five years of the holiday and 50% exemption from years six to ten commencing in the first year in which Fairchild Semiconductor (Suzhou) Co. Ltd. is profitable. With 2004 being the first year this holiday was in effect, no current provision for income taxes for Fairchild Semiconductor (Suzhou) Co., Ltd. has been provided.
      The tax holidays increased aggregate net income by $22.3 million, or $0.19 per basic and $0.18 per diluted common share respectively, for the year ended December 26, 2004, decreased the net loss by $0.1 million, or $0.00 per basic and diluted common share, for the year ended December 28, 2003, and increased net income by $16.7 million, or $0.15 per basic and diluted common share, for the year ended December 29, 2002.
      The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 26, 2004 and December 28, 2003 are presented below:

	December 26,	December 28,
	2004	2003

	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$157.0	$126.2
Reserves and accruals	24.1	39.7
Intangibles, primarily intellectual property	5.3	7.1
Tax credit and capital allowance carryovers	2.6	2.6
Unrealized loss on hedging transactions	1.5	1.1

Total gross deferred tax assets	190.5	176.7
Valuation allowance	(6.1)	(1.3)

Net deferred tax assets	184.4	175.4
Deferred tax liabilities:
Plant and equipment	(28.8)	(20.5)
Capital allowance	(0.6)	—

Total deferred tax liabilities	(29.4)	(20.5)

Net deferred tax assets	$155.0	$154.9

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net deferred tax assets (liabilities) by jurisdiction are as follows:

	December 26,	December 28,
	2004	2003

	(In millions)
United States	$159.6	$161.6
Japan	0.9	0.4
China	0.4	0.1
Hong Kong	(0.5)	—
Malaysia	(0.6)	(0.4)
Singapore	(0.2)	—
Korea	(4.6)	(6.8)

Net deferred tax assets	$155.0	$154.9

      Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability. The deferred tax valuation allowance increased by $4.8 million for the year ended December 26, 2004 and remained the same for the year ended December 28, 2003.
      Carryforwards as of December 26, 2004 and December 28, 2003, respectively, for U.S. net operating losses totaled $424.1 million and $337.1 million, research and development credits totaled $2.5 million and $1.2 million, and alternative minimum tax credits totaled $0.2 million and $0.2 million. The net operating losses expire in 2018 through 2024. The research and development credits expire in varying amounts in 2012 through 2024. During 2002, the company applied for alternative minimum tax credit refunds totaling $2.2 million, of which $2.0 million was received in 2002 and the balance in 2003. The company has Malaysian unabsorbed capital allowances totaling approximately $2.1 million and $5.7 million as of December 26, 2004 and December 28, 2003, respectively, which can be used to offset future year’s taxable income of those Malaysian subsidiaries.
      The company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three year period. In August 1999, the company experienced an ownership change as a result of its initial public offering; such ownership change did not result in a material limitation on the utilization of the loss and credit carryforwards. As of December 26, 2004, the company has not undergone a second ownership change.
      The company makes judgments regarding the realizability of its deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes, the carrying value of the net deferred tax assets is based on the belief that it is more likely than not that the company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets after consideration of all available positive and negative evidence. Future realization of the tax benefit of existing deductible temporary differences or carryforwards ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Future reversals of existing taxable temporary differences, projections of future taxable income excluding reversing temporary differences and carryforwards, taxable income in prior carryback years, and prudent and feasible tax planning strategies that would, if necessary, be implemented to preserve the deferred tax asset may be considered to identify possible sources of taxable income.
      In assessing the realizability of U.S. deferred tax assets (primarily net operating losses), the company considers its levels of historical, current, and estimated future taxable earnings and the expected timing of the reversal of taxable temporary differences. Due to the cyclical nature of the semiconductor industry and the

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resulting difficulty that cyclicality drives in the company’s forecasting, part of the analysis used in projecting future taxable income utilizes historical data from the company’s inception as a baseline. The nearly 8 years the company has been in existence is representative of the swings in the industry and using the cumulative history of the company (Fiscal years 1997 to 2004) is considered the best approach to establishing a baseline model for how our business performs through an industry cycle. The company considers both positive and negative evidence when estimating future taxable earnings required to realize deferred tax assets. While a history of cumulative recent U.S. taxable losses provides negative evidence, it is offset by positive evidence of long loss carryforward periods and significantly lower interest expense resulting from recent and expected future debt refinancing and paydown, as well as higher future projected U.S. cashflows which should increase U.S. cash levels and interest income. Net operating losses do not begin to expire until 2018. In recent restructurings, sub-performing assets have been disposed allowing the company to focus on increasing its leading position in the power semiconductor market, which the company believes offers higher opportunities for profitable growth.
      A valuation allowance has been established in the amount of $6.1 million for U.S. deferred tax assets which are not believed to meet the “more likely than not” criteria established by SFAS No. 109. The valuation allowance was established specifically against temporary differences generated by capital losses which would require future capital gains in order to realize the tax benefits and expiring research and development credits.
      In order to fully realize the unreserved U.S. deferred tax assets, the company will need to generate $427.8 million of U.S. taxable income prior to the expiration of the carryforward periods, which occur in the years 2018 through 2024. Based on projections of future taxable income and consideration of available prudent and feasible tax planning strategies which the company would implement if necessary to preserve the deferred tax assets, the company believes it is more likely than not that U.S. net operating loss and credit carryforwards will be utilized in the carryforward periods. Consequently, the company believes it is more likely than not that it will realize the benefits of its future U.S. and foreign temporary differences and, therefore, has established no valuation allowance for them.
      Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. Changes in the company’s assumptions and estimates of future U.S. taxable income, which could be caused by softer than expected market conditions, a shift in profitability to foreign jurisdictions, additional restructuring of U.S. businesses, or a change in projections for U.S. cash flows and interest income may cause the company to increase the valuation allowances established, resulting in increased income tax expense. Conversely, if the company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income as a credit to income tax expense.
      Deferred income taxes have not been provided for the undistributed earnings of the company’s foreign subsidiaries, which aggregated approximately $393.3 million at December 26, 2004. The company plans to reinvest all such earnings for future expansion. The undistributed earnings will be subject to U.S. taxation upon repatriation as dividends to the U.S. parent. The amount of taxes attributable to these undistributed earnings is not practicably determinable.
      The American Jobs Creation Act of 2004 (the AJCA) provides for a special one-time 85% dividends received tax deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The company is in the process of winding down operations in its Kuala Lumpur facility. As such, it is anticipated that a dividend distribution will be made in fiscal year 2005. The estimated amount of the dividend is $3.6 million. Taxes of $0.2 million were accrued at the end of fiscal year 2004 utilizing the special one time 85% dividend received deduction. The company has not yet completed its evaluation of the repatriation provisions as it is awaiting for additional clarifying language on key elements of the repatriation provision to be issued by the U.S. Treasury Department. The company expects to complete

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its final evaluation in FY05 within a reasonable period of time after such clarification is issued. Until such time, the company will make no change to its current intention to indefinitely reinvest the undistributed earnings of those foreign subsidiaries. The maximum amount of undistributed earnings that the company can repatriate, as limited under the AJCA, is up to $500 million. The range of possible amounts qualifying dividends of foreign earnings is between zero and approximately $400 million. The range of income tax effects of such repatriation is between zero and approximately $33 million.
      The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on estimates of whether, and to the extent to which, additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, Loss Contingencies.

Note 8 —	Stock Based Compensation
      The company has two equity compensation plans. Under the Fairchild Semiconductor Stock Plan (Stock Plan), executives, key employees, non-employee directors and certain consultants may be granted stock options, restricted shares, DSUs, stock-appreciation rights and other stock-based awards. The company also has a 2000 Executive Stock Option Plan (the 2000 Executive Plan), under which key executives, including officers, may be granted stock options.
      A total of 24,398,489 shares have been authorized for issuance under the Stock Plan. Of this number of shares, 610,000 may be granted in the form of “full-value awards,” namely awards of restricted shares, DSUs and other non-option based awards. At December 26, 2004, 22,145,908 stock options and 430,124 DSUs were outstanding and 1,822,457 shares were available to be granted under the amounts permitted in the Stock Plan. Options granted under the Stock Plan may be either (a) options intended to constitute incentive stock options (“ISOs”) under the Internal Revenue Code or (b) non-qualified stock options. In 2004, the company also granted 200,000 stock options and 50,000 DSUs to Dr. Mark S. Thompson, Executive Vice President, Manufacturing and Technology Group, outside of this plan, all of which remain outstanding. In 2003, the company also granted 325,000 DSUs to Kirk P. Pond, Chairman, President and CEO, outside of this plan, all of which remain outstanding.
      The exercise price of options granted under the Stock Plan is generally equal to the fair market value of our common stock on the date of grant. The maximum term of any option is ten years from the date of grant for incentive stock options and ten years and one day from the date of grant for non-qualified stock options. Options granted under the plan are exercisable at the determination of the compensation committee, generally vesting ratably over approximately four years. DSUs entitle executives to receive one share of common stock for each DSU issued at a settlement date selected by the participant at the time of the grant. Grants of DSUs vest under the plan over a period of at least three years.
      The 2000 Executive Plan authorizes up to 1,671,669 shares of common stock to be issued upon exercise of options under that plan. At December 26, 2004, 1,479,604 of such options were outstanding and 192,065 shares were available to be granted. Options granted under the plan are intended to be non-qualified stock options. The terms of each option granted under this 2000 Executive Plan, including the number of shares that are subject to the option, the exercise price and term, and its exercisability, are determined by the compensation committee. The exercise price may be greater or less than the fair market value of a share of the company’s common stock on the date of grant or it may vary in accordance with a predetermined formula while the option is outstanding. Individuals receiving options under the 2000 Executive Plan may not receive in any one year options to purchase more than 1,500,000 shares of common stock. If the company engages in a

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
merger or other reorganization, outstanding option grants will be subject to the agreement of merger or reorganization, which may provide for the assumption of outstanding awards by the surviving corporation or its parent, for their continuation by the company (if the company is a surviving corporation), for accelerated vesting or for their cancellation with or without consideration, in all cases without the consent of the participant. Also, the committee may determine, at the time of granting an option or thereafter, that the option will become fully exercisable as to all shares subject to the option in the event of a change in control (as defined in the plan).
      During 2001, the company implemented a voluntary stock option exchange program for the 2000 Executive Plan. Under the program, executives could elect to have their outstanding options cancelled on August 13, 2001. New stock options were issued to replace cancelled options on February 22, 2002 at the then fair market value of $23.80 per share. The number of replacement options that were issued was equal to 55% of the options surrendered.
      A summary of the status of the company’s DSUs as of December 26, 2004 and December 28, 2003 and charges during the periods then ended are presented in the following table:

	Year Ended

	December 26, 2004		December 29, 2003

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

DSUs outstanding at beginning of year	575,178	—	—	—
Granted	320,178	—	575,178	—
Settled	(53,354)	—	—	—
Canceled	(36,878)	—	—	—

Outstanding at end of year	805,124	—	575,178	—

Available for settlement at end of year	94,303	$—	—	$—
Weighted average grant date fair value of DSUs granted during the year		$19.21		$11.23
      A summary of the status of the company’s stock option plans as of December  26, 2004, December 28, 2003 and December 29, 2002, and changes during the periods then ended are presented in the following table:

	Year Ended

	December 26, 2004		December 29, 2003		December 30, 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding at beginning of year	22,070	$19.35	21,520	$20.41	15,309	$18.80
Granted	4,365	18.94	3,726	11.86	8,536	22.37
Exercised	(1,311)	13.50	(1,118)	8.89	(907)	8.47
Canceled	(1,298)	21.79	(2,058)	22.49	(1,418)	22.34

Outstanding at end of year	23,826	$19.46	22,070	$19.35	21,520	$20.41

Exercisable at end of year	13,356	$20.22	9,982	$20.14	6,732	$18.22
Weighted average fair value of options granted during the year		$12.55		$7.70		$14.02

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information with respect to stock options outstanding and stock options exercisable at December 26, 2004 is as follows:

Options Outstanding				Options Exercisable

	(000’s)	Weighted-Average		(000’s)
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.13 - 0.13	565	2.3	$0.13	565	$0.13
$10.00 - 15.00	5,744	6.2	11.69	2,602	11.33
$15.01 - 22.00	8,218	6.4	17.82	4,171	16.42
$22.01 - 33.00	6,472	6.9	23.54	3,227	23.55
$33.01 - 49.00	2,827	5.4	34.58	2,791	34.42

	23,826	6.3	$19.46	13,356	$20.22
      The company maintains the Fairchild Semiconductor International, Inc. Employee Stock Purchase Plan, which started on April 1, 2000. The stock purchase plan authorizes the issuance of up to 4,000,000 shares of common stock in quarterly offerings to eligible employees at a price that is equal to 85 percent of the lower of the common stock’s fair value at the beginning or the end of a quarterly period. During 2004, 2003, and 2002, 462,424, 705,494, and 394,643 shares, respectively, were issued under the stock purchase plan at a weighted average per share price of $14.53, $8.95, and $13.86, respectively.
      The company accounts for its stock-based compensation plans in accordance with the provisions of APB No. 25. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Total stock compensation expense was $3.0 million, $3.7 million and $3.0 million for 2004, 2003, and 2002, respectively.

Note 9 —	Retirement Plans
      The company sponsors the Fairchild Personal Savings and Retirement Plan (the “Retirement Plan”), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the United States. The company provides a matching contribution equal to 50% of employee elective deferrals up to a maximum of 6% of an employee’s annual compensation. The company also maintains a non-qualified Benefit Restoration Plan, under which certain eligible employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The company matches employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. During 2002 and for a portion of 2003, the 401(k) match was suspended for substantially all employees.
      Total expense recognized under these plans was $3.8 million, $2.8 million and $0.7 million, for 2004, 2003 and 2002, respectively.
      Employees in Korea who have been with the company for over one year are entitled by Korean law to receive lump-sum payments upon termination of their employment. The payments are based on current rates of pay and length of service through the date of termination. It is the company’s policy to accrue for this estimated liability as of each balance sheet date. $11.3 million and $12.4 million were included within Other liabilities and $5.4 million and $0 were included in Current liabilities as of December 26, 2004 and December 28, 2003, respectively. Amounts recognized as expense were $8.9 million, $7.1 million, and $6.4 million, for 2004, 2003, and 2002, respectively.
      Employees in Malaysia participate in a defined contribution plan. The company has funded accruals for this plan in accordance with statutory regulations in Malaysia. Amounts recognized as expense for contribu-

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tions made by the company under this plan were $1.6 million, $1.8 million, and $1.8 million, for 2004, 2003 and 2002, respectively.
      Employees in England, Italy, Germany, Hong Kong, China, the Philippines, Singapore and Japan are also covered by a variety of defined benefit or defined contribution pension plans that are administered consistent with local statutes and practices. The expense under each of the respective plans for 2004, 2003, and 2002 were not material to the consolidated financial statements.
      The aggregate liability established for our foreign defined benefit plans was $2.2 million and $1.6 million at December 26, 2004 and December 28, 2003, respectively.
      Certain executives of the company are eligible for post-retirement health benefits, which are being accrued ratably over the term of the related employment agreements entered into by the executives with the company in 2000. At December 26, 2004, the accrual for post-retirement health benefits is not material to the consolidated financial statements.

Note 10 —	Lease Commitments
      Rental expense related to certain facilities and equipment of the company’s plants was $23.7 million, $23.9 million, and $23.7 million, the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively.
      Certain facility and land leases contain renewal provisions. Future minimum lease payments under noncancelable operating leases as of December 26, 2004 are as follows:

Year ending December,	(In millions)

2005	$16.1
2006	13.0
2007	9.2
2008	6.8
2009	7.5
Thereafter	28.4

$81.0

Note 11 — Stockholders’ Equity
Preferred Stock
      Under the company’s restated certificate of incorporation, the company’s Board of Directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 26, 2004 and December 28, 2003, no shares were issued.
Common Stock
      The company has authorized 340,000,000 shares of Common Stock at a par value of $.01 per share. The holders of Common Stock are entitled to cumulative voting rights in the election of directors and to one vote per share on all other matters submitted to a vote of the stockholders.
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
      The company accounts for treasury stock acquisitions using the cost method. At December 26, 2004 and December 28, 2003 there were approximately 300,000 treasury shares held by the company.
Public Offerings
      On May 30, 2002, the company completed a follow-on public offering of 20,000,000 shares of its Common Stock at a price to the public of $25.65 per share. On June 20, 2002, the underwriters of the offering executed their option to cover over-allotments and purchased a further 2,219,196 shares. The underwriting discount was $1.09 per share. The total of 22,219,196 shares included 16,219,196 newly issued shares sold by the company and 6,000,000 shares sold by a then-existing stockholder. The company did not receive any proceeds from shares sold by the stockholder. The net proceeds to the company after the underwriting discount and other related expenses were approximately $397.7 million.

Note 12 —	Restructuring and Impairments
      The company assesses the need to record restructuring charges in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 43, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EITF (Emerging Issues Task Force) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and SAB (Staff Accounting Bulletin) No. 100, Restructuring and Impairment Charges.
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
      In October of 2002, the company decided to discontinue offering certain mixed signal and video products. In connection with this decision, the company announced the closure of the Carlsbad, California office, which supported these particular products. The $1.6 million charge included $1.0 million for a lease buyout charge, $0.4 million for other contract termination charges and a $0.2 million charge for assets which were abandoned. The location was closed during December 2002 in accordance with our plan. In connection with this action, the company also recorded an inventory charge of $1.6 million in cost of goods sold to reflect the write-down of inventory which was discontinued.
First Quarter 2003 Restructuring Program
      During the first quarter of 2003, the company recorded a charge of $10.4 million. The charge included $5.7 million to cover employee separation costs relating to the termination of approximately 160 employees

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
($1.0 million for first quarter actions and $4.7 million related to the closure of our six-inch Mountaintop, Pennsylvania facility), $2.7 million of asset impairments ($2.2 million related to our six-inch Mountaintop closure and $0.5 million in other locations), $1.5 million for exit costs associated with the decommissioning of certain assets and $0.5 million in expected lease termination and other exit costs. The headcount actions began in the first quarter of 2003 and are considered substantially complete as of December 26, 2004. These actions impacted approximately 20 manufacturing and non-manufacturing personnel, primarily in the United States.
      The asset impairments, decommissioning costs, lease termination costs and other exit costs relate primarily to the closure of the six-inch wafer fab in Mountaintop. Asset impairment charges were based upon available market quotations for similar equipment. As part of the decision to close the six-inch wafer fab in Mountaintop, we discontinued manufacturing certain products and transferred the remaining products to the eight-inch wafer fab in Mountaintop, to Bucheon, South Korea and to our third-party subcontractors. Total costs for the closure of the six-inch wafer fab in Mountaintop were approximately $5.0 million for severance and $14.4 million for all other related costs and impairments. This closure is considered substantially complete as of December 26, 2004.
      In addition, the company recorded a charge of $2.2 million of additional distributor reserves as a reduction of revenues as a result of the discontinuation of certain products in connection with the six-inch fab closure.
Second Quarter 2003 Restructuring Program
      During the second quarter of 2003, the company recorded restructuring charges totaling $49.7 million.
      In response to the continued weakness in the semiconductor industry, the company decided upon a restructuring plan to consolidate manufacturing lines, exit certain businesses, reduce headcount as well outsource non-strategic product offerings. In addition, the company, as it did throughout the economic downturn, completed a recoverability analysis of certain facilities to determine whether any asset impairment existed.
      As a result of these decisions and analysis, the company recorded charges in connection with the four-inch wafer fabrication facility closure in South Portland, Maine and transferred the manufacturing of certain of these products to the six-inch line in South Portland, Maine. These charges included $3.0 million in employee separation costs, $2.0 million in asset impairments and $0.9 million of other exit costs, primarily related to decommissioning. The company also recorded a charge in connection with the plant closures in Wuxi, China and Kuala Lumpur, Malaysia. In addition, the company entered into an agreement to sell the Wuxi and Kuala Lumpur manufacturing assets to a third party and, in turn, engaged the third party to perform subcontracting services for the company. These charges include $5.2 million in employee separation costs and $4.6 million in asset impairment costs. Total net costs for the South Portland closure were approximately $2.1 million in severance, relating to the termination of approximately 90 employees, and $10.3 million in asset impairments and other exit costs including decommissioning and technology transfer costs. Total costs for the Wuxi and Kuala Lumpur closures were approximately $5.4 million in severance, relating to the termination of approximately 1,060 employees, and $5.6 million in asset impairments and other exit costs including decommissioning and technology transfer costs.
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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Payments under the headcount reduction action began in the second quarter of 2003 and are substantially complete as of December 26, 2004.
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
Third Quarter 2003 Restructuring Program
      During the third quarter of 2003, the company recorded restructuring charges totaling $2.6 million. The charges included $1.6 million of employee separation costs relating to severance and other costs associated with approximately 25 salaried and hourly employees in the United States and Europe. The company recorded additional costs of $0.9 million, primarily related to the transfer of technologies during the third quarter of 2003 associated with the ongoing costs of the First Quarter 2003 Restructuring Program. The company also recorded additional costs of $0.1 million during the third quarter of 2003 associated with the ongoing costs of the Second Quarter 2003 Restructuring Program. In addition, the company recorded a pre-tax charge of $2.3 million and $1.1 million of distributor and inventory reserves, recorded in revenues and cost of sales, respectively, associated with the decision to discontinue certain products manufactured in the four-inch wafer fab in South Portland.
Fourth Quarter 2003 Restructuring Program
      During the fourth quarter of 2003, the company recorded restructuring charges totaling $3.9 million. The charges included $2.9 million of employee separation costs, primarily relating to severance and other costs associated with approximately 50 salaried and hourly employees in Korea. In addition, $(0.8) million was recorded in order to reduce the accrual for employee separation costs relating to the six-inch Mountaintop closure. The company recorded additional costs of $1.2 million, primarily related to the transfer of technologies and fixed asset charges during the fourth quarter of 2003 associated with the ongoing costs of the First Quarter 2003 Restructuring Program. The company also recorded additional costs of $0.6 million during the fourth quarter of 2003 associated with the ongoing costs of the Second Quarter 2003 Restructuring Program.
First Quarter 2004 Restructuring Program
      During the first quarter of 2004, the company recorded restructuring charges totaling $3.8 million. The charges included $2.5 million relating to our six-inch Mountaintop closure, primarily associated with the decommissioning of certain assets, $0.2 million of asset impairment charges relating to the discontinuation of our Memory product line, $0.9 million reversal of employee separation costs related to fewer than anticipated headcount reduction actions related to the four-inch closure in South Portland, an additional $0.9 million primarily relating to decommissioning of certain assets relating to the four-inch South Portland closure, $0.2 million of additional charges relating to the closure of our Kuala Lumpur, Malaysia plant and $0.9 million of employee separation costs relating to the severance for approximately 20 employees in the United States associated with our 2004 Infrastructure Realignment Program.
      In addition, the company recorded charges (releases) of $(1.9) million and $0.9 million of distributor and inventory reserves, recorded in revenues and cost of sales, respectively, associated with our 2003 restructuring actions.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Second Quarter 2004 Restructuring Program
      During the second quarter of 2004, the company recorded restructuring charges totaling $4.4 million. The charges included $2.0 million relating to our six-inch Mountaintop wafer fab closure, primarily associated with the decommissioning of certain assets, $0.2 million of employee separation costs related to the four-inch wafer fab closure in South Portland, an additional $1.7 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland wafer fab, $0.5 million of additional charges relating to the closure of our Kuala Lumpur plant; all related to restructuring actions announced in 2003. In addition, the company recorded a charge of $0.8 million of employee separation costs relating to severance for approximately 15 employees in the United States associated with our previously announced 2004 Infrastructure Realignment Program. The company also released $0.8 million of reserves relating primarily to Q2 and Q4 2003 employee separation costs and our Kuala Lumpur plant closure due to revised estimates relating to these actions.
Third Quarter 2004 Restructuring Program
      During the third quarter of 2004, the company recorded restructuring charges totaling $8.2 million. The charges included $2.9 million relating to our six-inch Mountaintop wafer fab closure, primarily associated with the decommissioning of certain assets, $5.0 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland wafer fab, and $0.3 million of additional charges related to the closure of our Kuala Lumpur plant; all related to restructuring actions announced in 2003. The company also released $0.4 million of reserves relating to employee separation costs at our four-inch South Portland wafer fab, due to revised estimates. In addition, the company recorded a charge of $0.4 million for additional employee separation costs relating to the previously announced 2004 Infrastructure Realignment Program.
      In addition, the company recorded releases of $(0.2) million of sales reserves and ($0.6) million of inventory reserves, recorded in revenue and cost of sales, respectively, associated with our 2003 restructuring actions.
Fourth Quarter 2004 Restructuring Program
      During the fourth quarter of 2004, the company recorded restructuring charges totaling $2.2 million. The charge included $2.8 million in employee separation costs, including wages and benefits for approximately 40 terminated employees, related to our 2004 Infrastructure Realignment Program. In addition, the company recorded a $0.2 million charge for asset impairment related to the closure of our Kuala Lumpur plant. The company also released $0.8 million in reserves, primarily related to the closure of our four-inch South Portland wafer fab based on revised estimates.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the previously mentioned restructuring and impairment charges for 2002 through 2004 (in millions):

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	12/30/2001	Charges	Paid	Release	Items	12/29/2002

Fourth Quarter 2001 Restructuring Program:
Employee Separation Costs	$1.3	$—	$(1.2)	$—	$—	$0.1
First Quarter 2002 Restructuring Program:
Employee Separation Costs	—	3.6	(3.3)	—	(0.3)	—
Fourth Quarter 2002 Restructuring Program:
Employee Separation Costs	—	7.0	(4.4)	—	—	2.6
Carlsbad, CA Closure	—	1.6	—	—	(0.2)	1.4
First Quarter 2003 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	—
Mountaintop, PA 6” Closure Employee Separation Costs	—	—	—	—	—	—
Mountaintop, PA 6” Closure Asset Write-Offs, Environmental, Other	—	—	—	—	—	—
Analog Asset Write-Off	—	—	—	—	—	—
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	—
Memory asset write-offs	—	—	—	—	—	—
South Portland, ME 4” Closure Employee Separation Costs	—	—	—	—	—	—
South Portland, ME 4” Closure Asset Write-Offs, Other	—	—	—	—	—	—
Bucheon, Korea Asset Impairment	—	—	—	—	—	—
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	—	—	—	—	—	—
Kuala Lumpur, Malaysia Plant Closure Asset Impairment, Other	—	—	—	—	—	—
Wuxi, China Plant Closure Employee Separation Costs	—	—	—	—	—	—
Wuxi, China Plant Closure Asset Impairment, Other	—	—	—	—	—	—
Fourth Quarter 2003 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	—
2004 Infrastructure Realignment Program:
Employee Separation Costs	—	—	—	—	—	—

	$1.3	$12.2	$(8.9)	$—	$(0.5)	$4.1

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	12/29/2002	Charges	Paid	Release	Items	12/28/2003

Fourth Quarter 2001 Restructuring Program:
Employee Separation Costs	$0.1	$—	$—	$—	$—	$0.1
First Quarter 2002 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	—
Fourth Quarter 2002 Restructuring Program:
Employee Separation Costs	2.6	—	(2.5)	—	(0.1)	—
Carlsbad, CA Closure	1.4	0.1	(1.5)	—	—	—
First Quarter 2003 Restructuring Program:
Employee Separation Costs	—	1.1	(1.1)	—	—	—
Mountaintop, PA 6” Closure Employee Separation Costs	—	5.8	(0.8)	(0.8)	—	4.2
Mountaintop, PA 6” Closure Asset Write-Offs, Environmental, Other	—	7.0	(2.2)	—	(2.6)	2.2
Analog Asset Write-Off	—	0.5	—	—	(0.5)	—
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	—	12.2	(10.5)	—	—	1.7
Memory asset write-offs	—	—	—	—	—	—
South Portland, ME 4” Closure Employee Separation Costs	—	3.2	—	—	—	3.2
South Portland, ME 4” Closure Asset Write-Offs, Other	—	3.4	(0.5)	—	(2.0)	0.9
Bucheon, Korea Asset Impairment	—	21.4	—	—	(21.4)	—
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	—	4.6	—	—	—	4.6
Kuala Lumpur, Malaysia Plant Closure Asset Impairment, Other	—	3.8	(0.2)	—	(3.6)	—
Wuxi, China Plant Closure Employee Separation Costs	—	0.7	—	—	—	0.7
Wuxi, China Plant Closure Asset Impairment, Other	—	1.0	—	—	(1.0)	—
Fourth Quarter 2003 Restructuring Program:
Employee Separation Costs	—	2.6	(2.3)	—	—	0.3
2004 Infrastructure Realignment Program:
Employee Separation Costs	—	—	—	—	—	—

	$4.1	$67.4	$(21.6)	$(0.8)	$(31.2)	$17.9

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	12/28/2003	Charges	Paid	Release	Items	12/26/2004

Fourth Quarter 2001 Restructuring Program:
Employee Separation Costs	$0.1	$—	$—	$(0.1)	$—	$—
First Quarter 2002 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	—
Fourth Quarter 2002 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	—
Carlsbad, CA Closure	—	—	—	—	—	—
First Quarter 2003 Restructuring Program:
Employee Separation Costs	—	—	—	—	—	—
Mountaintop, PA 6” Closure Employee Separation Costs	4.2	—	(4.1)	—	—	0.1
Mountaintop, PA 6” Closure Asset Write-Offs, Environmental, Other	2.2	7.4	(9.2)	—	(0.4)	—
Analog Asset Write-Off	—	—	—	—	—	—
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	1.7	—	(1.3)	(0.3)	—	0.1
Memory asset write-offs	—	0.2	—	—	(0.2)	—
South Portland, ME 4” Closure Employee Separation Costs	3.2	0.2	(1.4)	(1.3)	—	0.7
South Portland, ME 4” Closure Asset Write-Offs, Other	0.9	7.6	(7.8)	(0.7)	—	—
Bucheon, Korea Asset Impairment	—	—	—	—	—	—
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	4.6	0.1	(4.2)	—	—	0.5
Kuala Lumpur, Malaysia Plant Closure Asset Impairment, Other	—	1.1	(0.9)	(0.3)	0.1	—
Wuxi, China Plant Closure Employee Separation Costs	0.7	—	(0.7)	—	—	—
Wuxi, China Plant Closure Asset Impairment, Other	—	—	—	—	—	—
Fourth Quarter 2003 Restructuring Program:
Employee Separation Costs	0.3	—	(0.1)	(0.2)	—	—
2004 Infrastructure Realignment Program:
Employee Separation Costs	—	4.9	(1.7)	—	—	3.2

	$17.9	$21.5	$(31.4)	$(2.9)	$(0.5)	$4.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Substantially all 2003 restructuring accruals were paid in 2004. The company expects to complete payment of 2004 restructuring accruals within the next year.

Note 13 —	Related Party Transactions
      On July 23, 2002, the company and John M. Watkins, Jr., Executive Vice President, Worldwide Information Systems, and Chief Information Officer, agreed to extend and modify the terms of existing loans that were made to Mr. Watkins in connection with his employment by the company in 2000. The original loans bore interest at a rate of 6.5% per year and were to have been repaid in April 2002 or earlier if Mr. Watkins’ employment were to have terminated for any reason. The modified loans bore interest at a rate of 4.75% per year. Under the modified terms, one of the loans, made to fund federal and state income tax withholding obligations resulting from a grant of restricted stock to Mr. Watkins when he joined the company, would be forgiven (with accrued interest to the date of forgiveness), and the company would pay taxes associated with such forgiveness, if Mr. Watkins remains employed by the company on July 23, 2004. During 2003, the company recorded a charge of $1.1 million to reflect the forgiveness of the loan, accrued interest and associated taxes. The other loan, not related to the tax obligations, was repaid by Mr. Watkins in July 2004. Including accrued interest to the date of the modifications, the principal amount of the loan was $0.3 million.
      On September 8, 2004 the company entered into a trust agreement with H.M. Payson & Co., as Trustee, to secure the funding of post-retirement health insurance benefits previously granted under the employment agreements executed in 2000 with Mr. Pond, Mr. Martin, and Mr. Boxer. The company contributed $2.25 million to the trust upon its creation. Under each executive’s employment agreement, the executive is entitled to health care benefits for himself and his eligible dependents until the later of his or his spouse’s death. The trust will be used to pay health insurance premiums and reimbursable related expenses to satisfy these obligations. Upon a change in control, the company or its successor is obligated to contribute additional funds to the trust, if and to the extent necessary to provide all remaining health care benefits required under the employment agreements. The trust will terminate when the company’s obligation to provide the health care benefits ends, at which time any remaining trust assets will be returned to the company.

Note 14 —	Commitments and Contingencies
      The company has future commitments to purchase chemicals for certain wafer fabrication facilities. The amounts committed under these arrangements were $1.2 million in each of the next three years, $1.0 million in years four and five and $4.3 million for years thereafter.
      In support of a bank line of credit made by a strategic equity investee, the company has issued a $2.9 million standby letter of credit, with terms through June 30, 2005. The company would be required to perform in the event of a default on the bank line of credit of the equity investee. As recourse, the company has received a promise to grant a security interest in the proceeds of certain intellectual property. As of December 26, 2004, the company has fully accrued for the $2.9 million letter of credit, as it is more probable than not that the equity investee will not make all scheduled payments under the bank line of credit.
      The company’s facilities in South Portland, Maine and West Jordan, Utah have ongoing remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of the company from National Semiconductor. Pursuant to the Asset Purchase Agreement with National Semiconductor, National Semiconductor has agreed to indemnify the company for the future costs of these projects. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented. The carrying value of the liability at December 26, 2004 was $0.4 million.
      The company’s former Mountain View, California, facility is located on a contaminated site under the Comprehensive Environmental Response, Compensation and Liability Act. Under the terms of the Acquisi-

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tion Agreement with Raytheon Company, Raytheon Company has assumed responsibility for all remediation costs or other liabilities related to historical contamination. The purchaser of the Mountain View, California property received an environmental indemnity from us similar in scope to the one we received from Raytheon. The purchaser and subsequent owners of the property can hold us liable under our indemnity for any claims, liabilities or damages it incurs as a result of the historical contamination, including any remediation costs or other liabilities related to the contamination. The company is unable to estimate the potential amounts of future payments; however, any future payments are not expected to have a material impact on the company’s earnings or financial condition.
      Pursuant to the 1999 asset agreement to purchase the power device business of Samsung Electronics Co., Ltd., Samsung agreed to indemnify the company for remediation costs and other liabilities related to historical contamination, up to $150 million. The company is unable to estimate the potential amounts of future payments, if any; however, any future payments are not expected to have a material impact on the company’s earnings or financial condition.
      The company’s facility in Mountaintop, Pennsylvania has an ongoing remediation project to respond to releases of hazardous materials that occurred prior to acquisition of the discrete power products (“DPP”) business from Intersil Corporation. Under the Asset Purchase Agreement with Intersil, Intersil indemnified the company for specific environmental issues. The terms of the indemnification are without time limit and without maximum amount.
      From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. The company has been named in two lawsuits relating to these mold compound claims. In May 2004 the company was named, along with three product distribution companies, as a defendant in a lawsuit filed by Alcatel Canada Inc. in the Ontario Superior Court of Justice. The lawsuit alleges breach of contract, negligence and other claims and seeks C$200,000,000 (Canadian dollars) in damages allegedly caused by the company’s products containing the mold compound. In January 2005 the company was named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. The company believes it has strong defenses against all these claims relating to mold compound and intend to vigorously defend both lawsuits. Both of these lawsuits are in their early stages.
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
      Although the company has not been sued by any other customer as a result of the Sumitomo mold compound issue, several other customers have made claims for damages or threatened to begin litigation if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. The company has also resolved similar claims with several of its leading customers. The company has limited insurance coverage for such customer claims. While the exact amount of these losses is not known, the company recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004. This estimate was based upon an assessment of

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the potential liability using an analysis of all the claims to date and historical experience. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur a liability in excess of the current reserve. At December 26, 2004 the reserve for estimated potential settlement losses was $11.0 million.
      On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. The complaint filed by Power Integrations alleges that certain of our PWM integrated circuit products infringe four Power Integrations’ U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling, offering for sale or importing the allegedly infringing products as well as money damages for the alleged past infringement. The company has analyzed the Power Integrations patents in light of our products and, based on that analysis, does not believe its products violate Power Integrations’ patents and, accordingly, plan to vigorously contest this lawsuit.

Note 15 —	Financial Instruments
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
      Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, had no impact on earnings for the years ended December 26, 2004, December 28, 2003, and December  29, 2002. No cash flow hedges were derecognized or discontinued in 2004, 2003 or 2002.
      The table below shows the fair value and notional principal of the company’s derivative financial instruments as of December 26, 2004 and December  28, 2003. The estimated fair value as of December 26, 2004 and December 28, 2003 is recorded in other liabilities on the balance sheet. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 26, 2004 and December 28, 2003. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

	December 26, 2004			December 28, 2003

	Notional	Carrying	Estimated	Notional	Carrying	Estimated
	Principal	Amount	Fair Value	Principal	Amount	Fair Value

(In millions)
Foreign currency exchange contracts	$98.1	$(2.8)	$(2.8)	$88.1	$(2.8)	$(2.8)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value of Financial Instruments
      A summary table of estimated fair values of other financial instruments is as follows:

	December 26, 2004		December 28, 2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

		(In millions)
Long-Term Debt:
Senior subordinated notes	$350.0	$370.3	$350.0	$391.1
Convertible Senior Subordinated Notes	200.0	200.0	200.0	220.6
Term loans	296.3	299.2	301.9	301.9
Revolving Credit Facility borrowings	—	—	—	—

Note 16 —	Operating Segment and Geographic Information
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
      In addition to the operating segments mentioned above, the company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by vice presidents who report to the Chief Executive Officer. The expenses of these groups are generally allocated to the operating segments based upon their percentage of total revenue and are included in the operating results reported below. The company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on operating profit before interest and taxes.
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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Statement of operations information on reportable segments for 2004, 2003, and 2002 is as follows:

	Year Ended

	December 26,	December 28,	December 29,
	2004	2003	2002

	(In millions)
Revenue and Operating Income (Loss):
Analog and Mixed Signal Products Group
Total revenue	$366.2	$326.5	$367.6
Operating income (loss)	19.6	(4.4)	28.8

Discrete Products Group
Total revenue	965.1	780.1	735.4
Operating income	125.5	46.9	45.4

Logic and Memory Products Group
Total revenue	161.0	161.1	186.9
Operating income (loss)	14.1	(5.9)	(0.2)

Other
Total revenue	110.8	128.1	122.0
Operating income (loss)(1)	(24.5)	(55.5)	18.3

Total Consolidated
Total revenue	$1,603.1	$1,395.8	$1,411.9
Operating income (loss)	$134.7	$(18.9)	$92.3

(1)	Other includes in 2004, $18.6 million for restructuring and $11.0 million for a reserve for potential losses stemming from customer claims related to products manufactured with a defective mold compound purchased from Sumitomo Bakelite Singapore Pte. Ltd. and affiliated companies (See Note 14); in 2003, $2.1 million of in-process research and development costs associated with the company’s acquisition of the RF Components Division of Raytheon, $66.6 million for restructuring; and in 2002, $1.7 million of in-process research and development costs associated with the company’s acquisitions of I-Cube and SPT, a $21.1 million gain on the sale of the military and space-related discrete power product line, and $12.2 million for restructuring.
      Depreciation and amortization by reportable operating segment were as follows:

	Year Ended

	December 26,	December 28,	December 29,
	2004	2003	2002

	(In millions)
Analog and Mixed Signal Products Group	$47.6	$48.9	$38.9
Discrete Products Group	101.2	95.9	91.3
Logic and Memory	22.1	27.5	31.3
Other	4.2	10.6	10.0

Total	$175.1	$182.9	$171.5

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Geographic revenue information is based on the customer location within the indicated geographic region. Revenue by geographic region was as follows:

	Year Ended

	December 26,	December 29,	December 30,
	2004	2003	2002

	(In millions)
Total Revenue:
United States	$192.4	$181.5	$183.5
Other Americas	32.1	27.9	28.2
Europe	176.3	153.5	155.3
China	336.7	265.2	268.3
Taiwan	336.7	293.1	282.4
Other Asia/ Pacific	240.5	195.4	197.7
Korea	288.6	279.2	296.5

Total	$1,603.1	$1,395.8	$1,411.9

      Other Asia/ Pacific includes Japan, Singapore, and Malaysia. In 2004, 2003 and 2002, sales to Samsung Electronics accounted for 7.6%, 9.6%, and 11.5%, respectively, of the company’s total revenues.
      Geographic property, plant and equipment balances as of December 26, 2004 and December 28, 2003 are based on the physical locations within the indicated geographic areas and are as follows:

	December 26,	December 28,
	2004	2003

	(In millions)
Property, Plant & Equipment, Net:
United States	$323.8	$313.0
Korea	152.3	162.9
Philippines	54.1	43.3
Malaysia	41.9	40.7
China	74.0	42.9
All Others	18.0	19.9

Total	$664.1	$622.7

Note 17 —	Acquisitions and Divestures
      On October 20, 2003, the company completed its acquisition of the commercial unit of the RF Components Division of the Raytheon Company for approximately $9.5 million in cash. Fairchild’s new RF Components product line is a developer and high volume manufacturer of components for the wireless communications industry. The purchase also included the acquisition of Raytheon’s foundry agreement for the supply of gallium arsenide wafer manufacturing services and an equity stake in WIN Semiconductor Corporation, as well as access to foundry and support services at Raytheon’s Andover, Massachusetts facility. The transaction was accounted for as a purchase and the acquired product line’s results of operations since the date of acquisition have been included in the accompanying statement of operations. In connection with the purchase, the company recorded a non-recurring charge of $2.1 million for in-process research and development. The remaining purchase price was allocated to various tangible and intangible assets, which are amortized over their estimated useful lives of 7 years.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 25, 2002, the company completed its acquisition of the assets of Signal Processing Technologies, Inc. (SPT), a wholly-owned subsidiary of Toko, Inc., for approximately $4.0 million in cash. The acquired business, located in Colorado Springs, Colorado, markets high performance analog-to-digital and digital-to-analog converters and comparators for the consumer, communications and industrial markets. The purchase also included a design center in Horten, Norway. The transaction was accounted for as a purchase and the acquired business’s results of operations since the date of acquisition have been included in the accompanying statement of operations. In connection with the SPT purchase, the company recorded a non-recurring charge of $0.7 million for in-process research and development. The remaining purchase price was allocated to various tangible and identifiable intangible assets, which are amortized over their estimated useful lives of 5 years.
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
      All acquisitions completed for 2004, 2003 and 2002 are immaterial and, therefore, no pro forma results of operations are presented.

Note 18 —	Condensed Consolidated Financial Statements
      The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes and 10 1/2% Senior Subordinated Notes (See Note 20 regarding a subsequent event in which the 10 1/2% notes were redeemed). These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of December 26, 2004 and December 28, 2003 and related condensed consolidating statements of operations for 2004, 2003, and 2002.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 26, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$96.6	$—	$49.7	$—	$146.3
Short-term marketable securities	—	422.1	—	—	—	422.1
Accounts receivable, net	—	20.0	—	134.0	—	154.0
Inventories	—	129.7	13.8	110.4	—	253.9
Deferred income taxes	—	22.7	0.8	2.2	—	25.7
Other current assets	—	18.0	0.5	11.9	—	30.4

Total current assets	—	709.1	15.1	308.2	—	1,032.4
Property, plant and equipment, net	—	232.6	91.2	340.3	—	664.1
Deferred income taxes	5.9	118.9	11.7	(7.2)	—	129.3
Intangible assets, net	—	5.8	48.7	97.1	—	151.6
Goodwill	—	8.0	221.5	0.4	—	229.9
Long-term marketable securities	—	124.0	—	—	—	124.0
Investment in subsidiary	1,225.7	1,158.6	262.9	84.6	(2,731.8)	—
Other assets	—	27.6	1.7	15.9	—	45.2

Total assets	$1,231.6	$2,384.6	$652.8	$839.3	$(2,731.8)	$2,376.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.3	$—	$—	$—	$3.3
Accounts payable	—	62.0	4.3	51.9	—	118.2
Accrued expenses and other current liabilities	—	99.8	5.8	59.5	—	165.1

Total current liabilities	—	165.1	10.1	111.4	—	286.6
Long-term debt, less current portion	—	845.2	—	—	—	845.2
Net intercompany (receivable) payable	—	150.9	(13.5)	(137.4)	—	—
Other liabilities	—	0.2	—	15.4	—	15.6

Total liabilities	—	1,161.4	(3.4)	(10.6)	—	1,147.4

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,259.2	—	—	—	—	1,259.2
Retained earnings (deficit)	(24.7)	1,225.7	656.2	849.9	(2,731.8)	(24.7)
Accumulated other comprehensive loss	—	(2.5)	—	—	—	(2.5)
Less treasury stock (at cost)	(4.1)	—	—	—	—	(4.1)

Total stockholders’ equity	1,231.6	1,223.2	656.2	849.9	(2,731.8)	1,229.1

Total liabilities and stockholders’ equity	$1,231.6	$2,384.6	$652.8	$839.3	$(2,731.8)	$2,376.5

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Twelve Months Ended December 26, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$1,390.1	$109.7	$1,874.2	$(1,770.9)	$1,603.1
Cost of sales	—	1,242.5	109.9	1,573.3	(1,770.9)	1,154.8

Gross profit (loss)	—	147.6	(0.2)	300.9	—	448.3

Operating expenses:
Research and development	—	33.1	24.8	24.1	—	82.0
Selling, general and administrative	—	114.8	8.1	53.1	—	176.0
Amortization of acquisition-related intangibles	—	0.6	7.9	17.5	—	26.0
Restructuring and impairments	—	10.1	7.2	1.3	—	18.6
Reserve for potential settlement losses	—	11.0	—	—	—	11.0

Total operating expenses	—	169.6	48.0	96.0	—	313.6

Operating income (loss)	—	(22.0)	(48.2)	204.9	—	134.7
Interest expense	—	63.7	—	0.1	—	63.8
Interest income	—	(9.7)	(0.1)	(0.5)	—	(10.3)
Other expense	—	8.4	—	—	—	8.4
Equity in subsidiary income	(59.2)	(148.7)	(75.1)	—	283.0	—

Income before income taxes	59.2	64.3	27.0	205.3	(283.0)	72.8
Provision for income taxes	—	5.1	0.4	8.1	—	13.6

Net income	$59.2	$59.2	$26.6	$197.2	$(283.0)	$59.2

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 26, 2004

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by operating activities:	$—	$87.0	$30.4	$127.3	$244.7

Investing activities:
Capital expenditures	—	(50.4)	(30.2)	(109.7)	(190.3)
Proceeds from sale of property, plant and equipment	—	—	—	7.8	7.8
Purchase of molds and tooling	—	—	(0.2)	(3.5)	(3.7)
Purchase of marketable securities	—	(936.2)	—	—	(936.2)
Sale/maturity of marketable securities	—	842.8	—	—	842.8
Investment (in) from affiliate	(15.5)	15.5	—	—	—

Cash used in investing activities	(15.5)	(128.3)	(30.4)	(105.4)	(279.6)

Financing activities:
Repayment of long-term debt	—	(3.4)	—	—	(3.4)
Proceeds from issuance of common stock and from exercise of stock options, net	24.0	—	—	—	24.0
Purchase of treasury stock	(8.5)	—	—	—	(8.5)
Debt issuance costs	—	(0.4)	—	—	(0.4)

Cash provided by (used in) financing activities	15.5	(3.8)	—	—	11.7

Net change in cash and cash equivalents	—	(45.1)	—	21.9	(23.2)
Cash and cash equivalents at beginning of period	—	141.7	—	27.8	169.5

Cash and cash equivalents at end of period	$—	$96.6	$—	$49.7	$146.3

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$0.1	$—	$4.7	$4.8

Interest	$—	$58.5	$—	$—	$58.5

Non-cash transactions:
Tax effect associated with hedging transactions	$—	$(0.5)	$—	$—	$(0.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 28, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$141.7	$—	$27.8	$—	$169.5
Short-term marketable securities	—	377.4	—	—	—	377.4
Accounts receivable, net	—	17.6	1.2	133.9	—	152.7
Inventories	—	102.9	16.9	101.7	—	221.5
Deferred income taxes	—	39.6	0.8	0.4	—	40.8
Other current assets	—	14.6	0.1	10.2	—	24.9

Total current assets	—	693.8	19.0	274.0	—	986.8
Property, plant and equipment, net	—	235.5	77.5	309.7	—	622.7
Deferred income taxes	5.9	102.4	12.9	(7.1)	—	114.1
Intangible assets, net	—	7.0	56.6	114.0	—	177.6
Goodwill	—	8.0	221.5	0.4	—	229.9
Long-term marketable securities	—	80.4	—	—	—	80.4
Investment in subsidiary	1,143.6	1,018.6	263.0	64.9	(2,490.1)	—
Other assets	—	34.7	1.6	13.5	—	49.8

Total assets	$1,149.5	$2,180.4	$652.1	$769.4	$(2,490.1)	$2,261.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.3	$—	$—	$—	$3.3
Accounts payable	—	56.4	9.4	43.8	—	109.6
Accrued expenses and other current liabilities	—	78.7	10.5	48.4	—	137.6

Total current liabilities	—	138.4	19.9	92.2	—	250.5
Long-term debt, less current portion	—	848.6	—	—	—	848.6
Net intercompany (receivable) payable	—	50.5	(15.0)	(35.5)	—	—
Other liabilities	—	1.1	0.5	12.9	—	14.5

Total liabilities	—	1,038.6	5.4	69.6	—	1,113.6

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,236.2	—	—	—	—	1,236.2
Retained earnings (deficit)	(83.9)	1,143.6	646.7	699.8	(2,490.1)	(83.9)
Accumulated other comprehensive loss	—	(1.8)	—	—	—	(1.8)
Less treasury stock (at cost)	(4.0)	—	—	—	—	(4.0)

Total stockholders’ equity	1,149.5	1,141.8	646.7	699.8	(2,490.1)	1,147.7

Total liabilities and stockholders’ equity	$1,149.5	$2,180.4	$652.1	$769.4	$(2,490.1)	$2,261.3

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Twelve Months Ended December 28, 2003

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$1,217.2	$157.2	$1,582.9	$(1,561.5)	$1,395.8
Cost of sales	—	1,074.0	142.9	1,432.6	(1,561.5)	1,088.0

Gross profit	—	143.2	14.3	150.3	—	307.8

Operating expenses:
Research and development	—	27.7	21.9	25.2	—	74.8
Selling, general and administrative	—	97.9	7.2	44.8	—	149.9
Amortization of acquisition-related intangibles	—	0.1	9.2	24.0	—	33.3
Restructuring and impairments	—	14.3	11.9	40.4	—	66.6
Purchased in-process research and development	—	2.1	—	—	—	2.1

Total operating expenses	—	142.1	50.2	134.4	—	326.7

Operating income (loss)	—	1.1	(35.9)	15.9	—	(18.9)
Interest expense	—	74.4	—	—	—	74.4
Interest income	—	(7.4)	(0.1)	(0.7)	—	(8.2)
Other expense	—	23.4	—	—	—	23.4
Equity in subsidiary loss	81.5	24.3	1.3	—	(107.1)	—

Income (loss) before income taxes	(81.5)	(113.6)	(37.1)	16.6	107.1	(108.5)
Provision (benefit) for income taxes	—	(32.1)	(1.3)	6.4	—	(27.0)

Net income (loss)	$(81.5)	$(81.5)	$(35.8)	$10.2	$107.1	$(81.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 28, 2003

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by operating activities:	$—	$30.8	$27.6	$67.9	$126.3

Investing activities:
Capital expenditures	—	(45.7)	(27.5)	(63.1)	(136.3)
Purchase of molds and tooling	—	—	(0.1)	(1.9)	(2.0)
Purchase of marketable securities	—	(1,054.2)	—	—	(1,054.2)
Sale/maturity of marketable securities	—	910.2	—	—	910.2
Acquisitions and divestitures, net of cash acquired	—	(9.5)	—	—	(9.5)
Investment (in) from affiliate	(7.5)	7.5	—	—	—

Cash used in investing activities	(7.5)	(191.7)	(27.6)	(65.0)	(291.8)

Financing activities:
Repayment of long-term debt	—	(301.3)	—	—	(301.3)
Issuance of long-term debt	—	300.0	—	—	300.0
Proceeds from issuance of common stock and from exercise of stock options, net	16.0	—	—	—	16.0
Purchase of treasury stock	(8.5)	—	—	—	(8.5)
Debt issuance costs	—	(6.9)	—	—	(6.9)

Cash provided by (used in) financing activities	7.5	(8.2)	—	—	(0.7)

Net change in cash and cash equivalents	—	(169.1)	—	2.9	(166.2)
Cash and cash equivalents at beginning of period	—	310.8	—	24.9	335.7

Cash and cash equivalents at end of period	$—	$141.7	$—	$27.8	$169.5

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—	$—	$8.4	$8.4

Interest	$—	$66.4	$—	$—	$66.4

Non-cash transactions:
Tax effect associated with hedging transactions	$—	$(0.5)	$—	$—	$(0.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 29, 2002

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$1,161.4	$149.4	$1,534.6	$(1,433.5)	$1,411.9
Cost of sales	—	1,014.1	145.0	1,336.1	(1,433.5)	1,061.7

Gross profit	—	147.3	4.4	198.5	—	350.2
Operating expenses:
Research and development	—	35.3	22.3	24.6	—	82.2
Selling, general and administrative	—	57.7	39.7	47.7	—	145.1
Amortization of acquisition-related intangibles	—	—	9.3	28.5	—	37.8
Purchased in-process research and development	—	1.0	0.7	—	—	1.7
Restructuring and impairments	—	7.4	2.4	2.4	—	12.2
Gain on sale of space and defense product line	—	—	(21.1)	—	—	(21.1)

Total operating expenses	—	101.4	53.3	103.2	—	257.9
Operating income (loss)	—	45.9	(48.9)	95.3	—	92.3
Interest expense	—	99.2	—	—	—	99.2
Interest income	—	(11.4)	(0.2)	(1.0)	—	(12.6)
Other expense	—	22.1	—	—	—	22.1
Equity in subsidiary (income) loss	2.5	(42.0)	(64.3)	—	103.8	—

Income (loss) before income taxes	(2.5)	(22.0)	15.6	96.3	(103.8)	(16.4)
Provision (benefit) for income taxes	—	(19.5)	(0.4)	6.0	—	(13.9)

Net income (loss)	$(2.5)	$(2.5)	$16.0	$90.3	$(103.8)	$(2.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 29, 2002

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by operating activities:	$—	$70.4	$5.5	$61.2	$137.1

Investing activities:
Capital expenditures	—	(63.2)	(5.5)	(61.3)	(130.0)
Purchase of molds and tooling	—	—	—	(3.1)	(3.1)
Purchase of marketable securities	—	(1,444.0)	—	—	(1,444.0)
Sale of marketable securities	—	1,177.9	—	—	1,177.9
Acquisitions and divestitures, net of cash acquired	—	23.9	—	—	23.9
Investment (in) from affiliate	(403.8)	403.8	—	—	—

Cash provided by (used in) investing activities	(403.8)	98.4	(5.5)	(64.4)	(375.3)

Financing activities:
Repayment of long-term debt	—	(285.4)	—	—	(285.4)
Proceeds from issuance of common stock and from exercise of stock options, net	411.1	—	—	—	411.1
Purchase of treasury stock	(7.3)	—	—	—	(7.3)

Cash provided by (used in) financing activities	403.8	(285.4)	—	—	118.4

Net change in cash and cash equivalents	—	(116.6)	—	(3.2)	(119.8)
Cash and cash equivalents at beginning of period	—	427.4	—	28.1	455.5

Cash and cash equivalents at end of period	$—	$310.8	$—	$24.9	$335.7

Supplemental Cash Flow Information:
Cash paid (received), net during the period for:
Income taxes	$—	$(6.0)	$—	$3.7	$(2.3)

Interest	$—	$85.1	$—	$—	$85.1

Non-cash transactions:
Tax effect associated with hedging transactions	$—	$(1.2)	$—	$—	$(1.2)

Note 19 — Unaudited Quarterly Financial Information
      The following is a summary of unaudited quarterly financial information for 2004 and 2003 (in millions, except per share amounts):

	2004

	First	Second	Third	Fourth

Total revenue	$399.7	$414.3	$409.7	$379.4
Gross profit	105.3	121.4	124.3	97.3
Net income(a)	13.0	17.0	13.4	15.8
Basic income per common share	$0.11	$0.14	$0.11	$0.13
Diluted income per common share	$0.10	$0.14	$0.11	$0.13

	2003

	First	Second	Third	Fourth

Total revenue	$351.1	$347.1	$328.4	$369.2
Gross profit	77.5	72.2	69.3	88.8
Net income (loss)(b)	(17.6)	(63.8)	(5.4)	5.3
Basic income (loss) per common share	$(0.15)	$(0.54)	$(0.05)	$0.04
Diluted income (loss) per common share	$(0.15)	$(0.54)	$(0.05)	$0.04

Note:	Amounts may not add due to rounding

(a)	Includes a total of $11.0 million for a reserve for potential settlement losses recorded in the second quarter, a total of $8.4 million related to losses associated with strategic investments recorded in the third quarter, a total of $18.6 million for restructuring and impairments recorded across all quarters, $(2.1) million of distributor sales reserves recorded in connection with infrastructure realignment recorded in the first and third quarters and $0.3 million of inventory charges associated with infrastructure realignment in the first and third quarters.

(b)	Includes a total of $2.1 million for in-process research and development charges recorded in the fourth quarter, a total of $66.6 million for restructuring and impairments recorded across all quarters, $23.4 million for costs associated with the redemption of 10 3/8% notes in the second quarter, $5.5 million of distributor sales reserves recorded in connection with consolidation recorded in the first, second, and third quarters and $4.0 million of inventory charges associated with consolidation in the second and third quarters.
Note 20 — Subsequent Events
      On January 13, 2005, Fairchild Semiconductor Corporation gave notice to redeem all of its $350 million in 10 1/2% Senior Subordinated Notes due in 2009. The company used the proceeds of the $150 million increase of the term loan under its senior credit facility, together with approximately $216 million of existing cash, to complete the redemption on February 13, 2005. The company incurred a cash charge of approximately $19.6 million in the first quarter of 2005 for the call premium and accrued and unpaid interest through the date of redemption. The company also incurred a non-cash charge of approximately $5.4 million for the write-off of deferred financing fees associated with the redeemed notes. The company expects the refinancing to reduce the company’s annual interest expense by approximately $33 million and cut the company’s debt by approximately $200 million, net of the term loan increase.
      On February 18, 2005, the company announced the acceleration of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have exercise prices per share of $19.50 or higher. As a result, options to purchase approximately 6 million shares of Fairchild stock became exercisable immediately upon the announcement. Based upon the company’s closing stock price of $16.15 on February 18, 2005, none of these options had economic value on the date of acceleration. Under the recently revised SFAS No. 123R, Share-Based Payment, the company will apply the expense recognition provisions relating to stock options beginning in the third quarter of 2005. As a result of the acceleration, the company expects to reduce the non-cash stock option expense that would otherwise be required by approximately $10 million in 2005, $12 million in 2006, $4 million in 2007 and $1 million in 2008 on a pre-tax basis. The company believes that with exercise prices in excess of current market values, the shares are not fully achieving their original objectives of incentive compensation and employee retention. The company also believes the acceleration may have a positive effect on employee morale and retention.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective. Last year, we filed the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to our Form 10-K filed on March 12, 2004. Last year, we also submitted a Section 12(a) CEO certification to the New York Stock Exchange on June 2, 2004.
Inherent Limitations on Effectiveness of Controls
      The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that the breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Management Report on Internal Control over Financial Reporting
      The management of Fairchild Semiconductor International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the U.S. Securities Exchange Act of 1934. Our management, under the supervision of the principal executive officer and the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the evaluation performed under the COSO framework as of December 26, 2004, management concluded that our internal control over financial reporting is effective.

      KPMG LLP, our independent registered public accounting firm, has audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting as of December 26, 2004, as stated in their report which is included below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Fairchild Semiconductor International, Inc.:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Fairchild Semiconductor International, Inc. maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fairchild Semiconductor International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Fairchild Semiconductor International, Inc. maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Fairchild Semiconductor International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 26, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts
March 10, 2005
Changes in Internal Control over Financial Reporting
      There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information regarding directors set forth under the caption “Proposal 1 — Election of Directors” appearing in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 26, 2004 (the “2005 Proxy Statement”), is incorporated by reference.
      The information regarding executive officers set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K is incorporated by reference.
      The information regarding our Code of Ethics as set forth under the caption “Senior Officer Code of Ethics” in the 2005 Proxy Statement is incorporated by reference.
      The information set forth under the caption “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in the 2005 Proxy Statement is incorporated by reference.
      The information regarding our Audit Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2005 Proxy Statement is incorporated by reference.

Item 11.	Executive Compensation
      The information set forth under the caption “Executive Compensation” in the 2005 Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Holders and Management
      The information set forth under the caption “Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers” in the 2005 Proxy Statement is incorporated by reference.

      The information regarding our equity compensation plans as set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Programs” in Item 5 of this annual report on Form 10-K is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions
      The information set forth under the caption “Certain Relationships and Related-Party Transactions” in the 2005 Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant’s Fees and Services
      The information set forth under the caption “Independent Registered Public Accounting Firm” included under the proposal entitled “Proposal 3 — Ratify Appointment of KPMG LLP as Independent Registered Public Accounting Firm of the Company for 2005” in the 2005 Proxy Statement is incorporated by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements. Financial Statements included in this annual report are listed under Item 8.

(2)	Financial Statement Schedules. Financial statement schedules included in this report are listed under Item 15(b).

(3)	List of Exhibits. See the Exhibit Index beginning on page 103 of this annual report.

(b)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
The Board of Directors and Stockholders
Fairchild Semiconductor International, Inc.:
      The audits referred to in our report dated March 10, 2005, with respect to the consolidated financial statements of Fairchild Semiconductor International, Inc. and subsidiaries, included the related financial statement schedule as of December 26, 2004, and for each of the years in the three-year period ended December 26, 2004, included in Item 15(b) of this report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Boston, Massachusetts
March 10, 2005

Schedule II — Valuation and Qualifying Accounts.

			Other	Deferred Tax
	Price	Product	Returns and	Valuation
Description	Protection	Returns	Allowances	Allowance	Total

	(In millions)
Balances at December 30, 2001	$4.6	$8.0	$2.9	$3.8	$19.3
Charged to costs and expenses	14.7	23.8	5.0	—	43.5
Deductions	(14.8)	(23.0)	(5.7)	(2.5)	(46.0)

Balances at December 29, 2002	4.5	8.8	2.2	1.3	16.8
Charged to costs and expenses	19.1	20.9	11.9	—	51.9
Deductions	(18.0)	(21.2)	(9.1)	—	(48.3)
Charged to other accounts	0.6	0.1	(0.2)	—	0.5

Balances at December 28, 2003	6.2	8.6	4.8	1.3	20.9
Charged to costs and expenses	19.0	28.3	7.3	6.1	60.7
Deductions	(15.6)	(28.0)	(9.3)	(1.3)	(54.2)
Charged to other accounts	(0.2)	1.5	(0.1)	—	1.2

Balances at December 26, 2004	$9.4	$10.4	$2.7	$6.1	$28.6

      All other schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

EXHIBIT INDEX

Exhibit
No.	Description

2.01	Asset Purchase Agreement, dated as of March 11, 1997, between Fairchild Semiconductor Corporation and National Semiconductor Corporation.(1)
2.02	Acquisition Agreement, dated November 25, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company.(2)
2.03	Amendment No. 1 to Acquisition Agreement, dated December 29, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company.(2)
2.04	Business Transfer Agreement, dated December 20, 1998, between Samsung Electronics Co., Ltd. and Fairchild Semiconductor Corporation.(3)
2.05	Closing Agreement, dated April 13, 1999, among Samsung Electronics Co. Ltd., Fairchild Korea Semiconductor Ltd. and Fairchild Semiconductor Corporation.(3)
2.06	Asset Purchase Agreement, dated as of January 20, 2001, among Intersil Corporation, Intersil (PA) LLC and Fairchild Semiconductor Corporation, and Amendment No. 1 thereto, dated as of March 16, 2001.(14)
3.01	Restated Certificate of Incorporation.(4)
3.02	Certificate of Amendment to Restated Certificate of Incorporation.(5)
3.03	Certificate of Amendment to Restated Certificate of Incorporation.(6)
3.04	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 16, 2003.(20)
3.05	Second Restated Certificate of Incorporation.(21)
3.06	Restated Bylaws.(7)
3.07	Bylaws, as amended through August 17, 2004.(23)
4.01	The relevant portions of the Second Restated Certificate of Incorporation. (included in Exhibit 3.05)
4.02	The relevant portions of the Restated Bylaws, as amended. (included in Exhibits 3.06 and 3.07)
4.03	Registration Rights Agreement, dated March 11, 1997, among Fairchild Semiconductor International, Inc., Sterling Holding Company, LLC, National Semiconductor Corporation and certain management investors.(8)
4.04	Indenture, dated as of January 31, 2001, relating to $350,000,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2009, among Fairchild Semiconductor Corporation, as Issuer, Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation of California, QT Optoelectronics, Inc., QT Optoelectronics, KOTA Microcircuits, Inc., as Guarantors, and United States Trust Company of New York, as Trustee.(13)
4.05	Form of 10 1/2% Senior Subordinated Notes due 2009. (included in Exhibit 4.04)
4.06	Indenture, dated as of October 31, 2001, relating to $200,000,000 aggregate principal amount of 5% Convertible Senior Subordinated Notes due 2008, among Fairchild Semiconductor Corporation, as Issuer, Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation of California, QT Optoelectronics, Inc., QT Optoelectronics, KOTA Microcircuits, Inc., as Guarantors, and The Bank of New York, as Trustee.(9)
4.07	Form of 5% Convertible Senior Subordinated Notes due 2008. (included in Exhibit 4.06)
10.01	Credit Agreement, dated as of June 19, 2003, among Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Deutsche Bank Trust Company Americas, Fleet National Bank, Credit Suisse First Boston, Lehman Commercial Paper Inc. and Morgan Stanley Senior Funding, Inc.(18)
10.02	First Amendment to Credit Agreement, dated as of October 28, 2003.(19)
10.03	Second Amendment to Credit Agreement, dated as of August 5, 2004.(22)
10.04	Third Amendment to Credit Agreement, dated as of January 12, 2005.(27)
10.05	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation.(10)

Exhibit
No.	Description

10.06	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation.(1)
10.07	Fairchild Benefit Restoration Plan.(1)
10.08	Fairchild Incentive Plan.(1)
10.09	Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan.(11)
10.10	Executive Stock Option Agreements, under the 2000 Executive Stock Option Plan, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(11)
10.11	Non-Qualified Stock Option Agreement under the Stock Option Plan dated October 12, 1998, between Fairchild Semiconductor International, Inc. and Izak Bencuya.
10.12	Non-Qualified Stock Option Agreement under the Stock Option Plan dated August 4, 1999, between Fairchild Semiconductor International, Inc. and Izak Bencuya.
10.13	Non-Qualified Stock Option Agreement under the 2001 Stock Option Plan dated February 13, 2001, between Fairchild Semiconductor International, Inc. and Izak Bencuya.
10.14	Memorandum, dated August 7, 2001, from Kirk P. Pond to certain executive officers in connection with option cancellation and replacement program.(12)
10.15	Executive Stock Option Agreements under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(14)
10.16	Executive Stock Option Agreements under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and certain other executive officers.(14)
10.17	Nonstatutory Stock Option Agreement under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and Izak Bencuya.
10.18	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(14)
10.19	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and certain other executive officers.(14)
10.20	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan dated February 22, 2002, between Fairchild Semiconductor International, Inc. and Izak Bencuya.
10.21	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of its non-employee directors.(14)
10.22	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated as of April 28, 2003, between Fairchild Semiconductor International, Inc. and Kirk P. Pond.(17)
10.23	Non-Qualified Stock Option Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and each of its non-employee directors.(17)
10.24	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Laurenz Schmidt.(20)
10.25	Non-Qualified Stock Option Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Izak Bencuya.
10.26	Non-Qualified Stock Option Agreements under the Fairchild Semiconductor Option Plan, dated May 4, 2004, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.
10.27	Non-Qualified Stock Option Agreement, dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark Thompson.(26)

Exhibit
No.	Description

10.28	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Kirk P. Pond.(17)
10.29	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Laurenz Schmidt.(20)
10.30	Deferred Stock Unit Award Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Izak Bencuya.
10.31	Deferred Stock Unit Award Agreements under the Fairchild Semiconductor Stock Plan dated May 4, 2004, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.
10.32	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson.(26)
10.33	Fairchild Semiconductor Stock Plan.(25)
10.34	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan.(25)
10.35	Form of Deferred Stock Unit Agreement under the Fairchild Semiconductor Stock Plan.(25)
10.36	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Kirk P. Pond.(11)
10.37	Amendment to Employment Agreement, dated as of March 7, 2003, between Fairchild Semiconductor Corporation and Kirk P. Pond.(16)
10.38	Amendment No. 2 to Employment Agreement, dated as of February 8, 2005, between Fairchild Semiconductor Corporation and Kirk P. Pond.(28)
10.39	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Joseph R. Martin.(11)
10.40	Amendment to Employment Agreement, dated as of November 20, 2002, between Fairchild Semiconductor Corporation and Joseph R. Martin.(16)
10.41	Amendment to Employment Agreement, dated as of March 9, 2004, between Fairchild Semiconductor Corporation and Joseph R. Martin.(21)
10.42	Amendment to Employment Agreement, dated as of February 8, 2005, between Fairchild Semiconductor Corporation and Joseph R. Martin.(28)
10.43	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Daniel E. Boxer.(11)
10.44	Amendment to Employment Agreement, dated as of November 20, 2002, between Fairchild Semiconductor Corporation and Daniel E. Boxer.(16)
10.45	Amendment to Employment Agreement, dated as of March 9, 2004, between Fairchild Semiconductor Corporation and Daniel E. Boxer.(21)
10.46	Amendment to Employment Agreement, dated as of February 8, 2005, between Fairchild Semiconductor Corporation and Daniel E. Boxer.(28)
10.47	Trust, made September 8, 2004, under the Employment Agreements Between Fairchild Semiconductor Corporation and Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(24)
10.48	Employment Letter Agreement between Fairchild Semiconductor Corporation and John M. Watkins, Jr.(14)
10.49	Employment Agreement dated as of April 1, 2003, between Fairchild Semiconductor Corporation and John M. Watkins, Jr.(17)
10.50	Employment Agreement dated as of April 1, 2003, between Fairchild Semiconductor Corporation and Laurenz Schmidt.(20)
10.51	Employment Agreement dated as of April 28, 2003, between Fairchild Semiconductor Corporation and Izak Bencuya.

Exhibit
No.	Description

10.52	Employment Agreement dated December 1, 2004, between Fairchild Semiconductor Corporation and Mark S. Thompson.(26)
10.53	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd.(8)
10.54	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company.(2)
21.01	Subsidiaries.
23.01	Consent of KPMG LLP.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kirk P. Pond.
32.2	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Matthew W. Towse.
99.03	Code of Ethics.(16)

(1)	Incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).

(2)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.

(3)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated April 13, 1999, filed April 27, 1999.

(4)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999, filed August 27, 1999.

(5)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed June 29, 2000 (File No. 333-40412).

(6)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed April 27, 2001 (File No. 333-58848).

(7)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-4, filed March 23, 2000 (File No. 333-33082).

(8)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).

(9)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-3, filed December 21, 2001 (File No. 333-75678).

(10)	Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).

(11)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.

(12)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

(13)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed March 26, 2001.

(14)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.

(15)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed March 21, 2003.

(16)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed May 14, 2003.

(17)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed August 13, 2003.

(18)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, filed November 12, 2003.

(19)	Incorporated by reference from Amendment No. 1 to our registration statement on Form 8-A, filed May 16, 2003.

(20)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, filed March 12, 2004.

(21)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004, filed May 7, 2004.

(22)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed August 12, 2004.

(23)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed August 20, 2004.

(24)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed on September 13, 2004.

(25)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed October 7, 2004 (File No. 333-119595).

(26)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 3, 2004.

(27)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed January 19, 2005.

(28)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed February 8, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fairchild Semiconductor International, Inc.

By:	/s/ Kirk P. Pond

Kirk P. Pond
President and Chief Executive Officer
Date: March 11, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kirk P. Pond Kirk P. Pond	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	March 11, 2005

/s/ Joseph R. Martin Joseph R. Martin	Vice Chairman of the Board of Directors, Senior Executive Vice President	March 11, 2005

/s/ Matthew W. Towse Matthew W. Towse	Senior Vice President and Chief Financial Officer (principal financial officer)	March 11, 2005

/s/ Robin A. Sawyer Robin A. Sawyer	Vice President, Corporate Controller (principal accounting officer)	March 11, 2005

/s/ William N. Stout William N. Stout	Director	March 11, 2005

/s/ Richard M. Cashin, Jr. Richard M. Cashin, Jr.	Director	March 11, 2005

/s/ Ronald W. Shelly Ronald W. Shelly	Director	March 11, 2005

/s/ Charles M. Clough Charles M. Clough	Director	March 11, 2005

/s/ Charles P. Carinalli Charles P. Carinalli	Director	March 11, 2005

/s/ Thomas L. Magnanti Thomas L. Magnanti	Director	March 11, 2005

/s/ Robert F. Friel Robert F. Friel	Director	March 11, 2005

/s/ Bryan R. Roub Bryan R. Roub	Director	March 11, 2005

FSC-AR-05