Form 10-Q
period 2005-03-27
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2005-05-06
CIK 1036960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐.
      The number of shares outstanding of the issuer’s classes of common stock as of the close of business on March 27, 2005:

Title of Each Class	Number of Shares

Common Stock	119,701,897

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 27,	December 26,
	2005	2004

	(In millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179.5	$146.3
Short-term marketable securities	149.3	422.1
Accounts receivable, net of allowances of $22.4 and $22.5 at March 27, 2005 and December 26, 2004, respectively	162.7	154.0
Inventories	256.9	253.9
Deferred income taxes	25.6	25.7
Other current assets	22.6	30.4

Total current assets	796.6	1,032.4
Property, plant and equipment, net	657.0	664.1
Deferred income taxes	142.3	129.3
Intangible assets, net	145.5	151.6
Goodwill	229.9	229.9
Long-term marketable securities	103.4	124.0
Other assets	38.6	45.2

Total assets	$2,113.3	$2,376.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4.8	$3.3
Accounts payable	105.4	118.2
Accrued expenses and other current liabilities	113.8	165.1

Total current liabilities	224.0	286.6
Long-term debt, less current portion	647.4	845.2
Other liabilities	15.7	15.6

Total liabilities	887.1	1,147.4
Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,265.8	1,259.2
Accumulated deficit	(35.1)	(24.7)
Accumulated other comprehensive loss	(1.5)	(2.5)
Less treasury stock (at cost)	(4.2)	(4.1)

Total stockholders’ equity	1,226.2	1,229.1

Total liabilities and stockholders’ equity	$2,113.3	$2,376.5

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended

	March 27,	March 28,
	2005	2004

	(In millions, except per
	share data)
	(Unaudited)
Total revenue	$362.8	$399.7
Cost of sales	279.0	294.4

Gross profit	83.8	105.3

Operating expenses:
Research and development	19.0	20.7
Selling, general and administrative	47.4	41.7
Amortization of acquisition-related intangibles	6.1	7.6
Restructuring and impairments	4.1	3.8

Total operating expenses	76.6	73.8

Operating income	7.2	31.5
Interest expense	13.3	15.8
Interest income	(3.2)	(2.6)
Other expense	23.9	—

Income (loss) before income taxes	(26.8)	18.3
Provision (benefit) for income taxes	(16.4)	5.3

Net income (loss)	$(10.4)	$13.0

Net income (loss) per common share:
Basic	$(0.09)	$0.11

Diluted	$(0.09)	$0.10

Weighted average common shares:
Basic	119.6	119.0

Diluted	119.6	125.5

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended

	March 27,	March 28,
	2005	2004

	(In millions)
	(Unaudited)
Net income (loss)	$(10.4)	$13.0
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	1.5	0.3
Net amount reclassified to earnings for hedging	0.1	1.0
Net change associated with unrealized holding gain (loss) on marketable securities	(0.7)	0.1
Net amount reclassified to earnings for marketable securities	0.1	—

Comprehensive income (loss)	$(9.4)	$14.4

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 27,	March 28,
	2005	2004

	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(10.4)	$13.0
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	43.7	44.9
Amortization of deferred compensation	0.8	0.8
Non-cash restructuring and impairment expense	—	0.2
Loss on disposal of property, plant, and equipment	0.1	—
Non-cash vesting of equity awards	3.8	—
Non-cash financing expense	0.8	1.0
Deferred income taxes	(13.1)	3.1
Non-cash write off of deferred financing fees	5.4	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8.7)	(17.4)
Inventories	(3.0)	(1.7)
Other current assets	11.0	4.6
Current liabilities	(64.1)	(11.5)
Other assets and liabilities, net	0.7	(6.3)

Cash provided by (used in) operating activities	(33.0)	30.7

Cash flows from investing activities:
Capital expenditures	(29.5)	(43.4)
Purchase of molds and tooling	(0.3)	(0.3)
Purchase of marketable securities	(192.9)	(206.6)
Sale of marketable securities	484.8	143.6
Maturity of marketable securities	—	32.0

Cash provided by (used in) investing activities	262.1	(74.7)

Cash flows from financing activities:
Repayment of long-term debt	(350.8)	(0.9)
Issuance of long-term debt	154.5	—
Proceeds from issuance of common stock and from exercise of stock options, net	3.4	15.1
Purchase of treasury stock	(2.0)	—
Debt issuance costs	(1.0)	(2.1)

Cash provided by (used in) financing activities	(195.9)	12.1

Net change in cash and cash equivalents	33.2	(31.9)
Cash and cash equivalents at beginning of period	146.3	169.5

Cash and cash equivalents at end of period	$179.5	$137.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
      The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the “company”) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 26, 2004. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 26, 2004. Certain amounts for prior periods have been reclassified to conform to the current presentation.

Note 2 —	Financial Statement Details

	March 27,	December 26,
	2005	2004

	(In millions)
Inventories
Raw materials	$31.1	$30.9
Work in process	161.5	162.5
Finished goods	64.3	60.5

	$256.9	$253.9

Property, plant and equipment
Land	$32.1	$32.1
Buildings and improvements	300.3	299.5
Machinery and equipment	1,295.5	1,273.9
Construction in progress	100.5	109.8

Total property, plant and equipment	1,728.4	1,715.3
Less accumulated depreciation	1,071.4	1,051.2

	$657.0	$664.1

Note 3 —	Computation of Net Income (Loss) Per Share
      The company calculates earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. The dilutive effect of the common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Potentially dilutive common equivalent shares consist of stock options, deferred stock units (DSUs) and shares obtainable upon the conversion of the Convertible Senior Subordinated Notes, due November 1, 2008.

	Three Months Ended

	March 27,	March 28,
	2005	2004

	(In millions)
Basic weighted average common shares outstanding	119.6	119.0
Net effect of dilutive stock options and DSUs based on the treasury stock method using the average market price	—	6.5

Diluted weighted average common shares outstanding	119.6	125.5

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the three months ended March 27, 2005, approximately 2.7 million common equivalent shares from stock options and DSUs have been excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive. In addition, $1.7 million was excluded in the computation of net income (loss) for the three months ended March 27, 2005 and March 28, 2004 and 6.7 million potential common shares were excluded in the computation of diluted earnings per share as a result of the assumed conversion of the convertible senior subordinated notes because the effect would have been anti-dilutive.
      For the three months ended March 27, 2005 and March 28, 2004, approximately 3.4 million and 14.5 million, respectively, of the company’s stock options were greater than or equal to the average price of the common shares, and therefore have been excluded because their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.
Note 4 — Supplemental Cash Flow Information

	Three Months Ended

	March 27,	March 28,
	2005	2004

	(In millions)
Cash paid, net for:
Income taxes	$2.1	$1.2

Interest	$24.2	$21.3

Note 5 —	Marketable Securities
      The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, and U.S. Government securities with maturities of no greater than 36 months. The company also invests in auction rate securities. These securities have long-term underlying maturities, however, the market is highly liquid and the interest rates reset every 7, 28 or 35 days. The company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. The company’s practice is to invest in these securities for higher yields compared to cash equivalents. Prior to December 26, 2004, auction rate securities were classified as cash equivalents due to their highly liquid nature. They are now classified as short-term investments for all periods presented. In addition, due to the new classification, all purchases and sales of auction rate securities are reflected in the investing section of the Consolidated Statements of Cash Flows. As a result, certain previously reported amounts have been reclassified in the accompanying Consolidated Statement of Cash Flows for the three months ended March 28, 2004 to conform to this presentation. Auction rate securities of $388.3 million and $361.6 million were reclassified from cash to short-term marketable investments as of March 28, 2004 and December 28, 2003, respectively.
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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 27, 2005 are as follows:

	Amortized	Market
	Cost	Value

	(In millions)
Due in one year or less	$29.4	$29.3
Due after one year through three years	105.5	103.4
Due after ten years	120.0	120.0

	$254.9	$252.7

Note 6 —	Stock Based Compensation
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

	Three Months Ended

	March 27,	March 28,
	2005	2004

	(In millions, except per
	share amounts)
Net income (loss), as reported	$(10.4)	$13.0
Add: Stock compensation charge included in net income (loss) determined under the intrinsic value method, net of tax	2.9	0.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37.1)	(13.2)

Pro forma net income (loss)	$(44.6)	$0.3

Income (loss) per share:
Basic — as reported	$(0.09)	$0.11

Basic — pro forma	$(0.37)	$0.00

Diluted — as reported	$(0.09)	$0.10

Diluted — pro forma	$(0.37)	$0.00

      The weighted average fair value of options granted was $9.43 for the three months ended March 27, 2005, and $16.70 for the three months ended March 28, 2004. The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Three Months Ended

	March 27,	March 28,
	2005	2004

Expected volatility	65%	69%
Dividend yield	—	—
Risk-free interest rate	4.0%	3.1%
Expected life, in years	6.0	6.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 18, 2005, the company announced the acceleration of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have exercise prices per share of $19.50 or higher. As a result, options to purchase approximately six million shares of Fairchild stock became exercisable immediately upon the announcement. Based upon the company’s closing stock price of $16.15 on February 18, 2005, none of these options had economic value on the date of acceleration.
      The company uses the expense recognition method in Financial Accounting Standards Board (FASB) Interpretation (FIN) 28: Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans for recognizing stock compensation expense for SFAS No. 123 disclosure purposes.
      The company previously reported that it will apply the expense recognition provisions relating to stock options beginning in the third quarter of 2005 in accordance with the recently revised SFAS No. 123R, Share-Based Payment; however, on April 14, 2005, the Securities and Exchange Commission adopted a new rule which amends the compliance date to the beginning of the first annual period that begins after June 15, 2005, therefore deferring the company’s required adoption to the beginning of the first quarter of 2006.

Note 7 —	Goodwill and Intangible Assets
      A summary of acquired intangible assets is as follows:

		As of March 27, 2005		As of December 26, 2004

	Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization

		(In millions)
Identifiable intangible assets:
Developed technology	5-15 years	$225.6	$(93.8)	$225.6	$(89.5)
Customer base	8 years	55.8	(42.4)	55.8	(40.7)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Trademarks and tradenames	4 years	24.9	(24.9)	24.9	(24.9)
Patents	4 years	5.4	(5.1)	5.4	(5.0)

Subtotal		342.1	(196.6)	342.1	(190.5)
Goodwill	—	229.9	—	229.9	—

Total		$572.0	$(196.6)	$572.0	$(190.5)

      Due to a change in our SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, segment reporting, our new identified reporting units that carry goodwill include power analog, power discrete and standard products. The carrying amount of goodwill by reporting unit is as follows:

	Power	Power	Standard
	Analog	Discrete	Products	Total

		(In millions)
Balance as of December 26, 2004 and March 27, 2005	$15.5	$159.9	$54.5	$229.9
      During the three months ended March 27, 2005, there were no changes to the carrying amount of goodwill due to acquisitions or divestitures. Also, in conjunction with the change in our SFAS No. 131 segment reporting, goodwill was retested for impairment and the company has concluded that goodwill was not impaired.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated amortization expense for intangible assets for the remainder of 2005 and for each of the five succeeding fiscal years is as follows:

(In millions)

Estimated Amortization Expense:
Remainder of 2005	$17.9
2006	23.7
2007	18.5
2008	16.8
2009	16.8
2010	16.7
Note 8 — Segment Information
      Effective December 27, 2004 (first day of fiscal year 2005), the company realigned its operating segments as a result of a reorganization of the reporting and management structure. The company is currently organized into three reportable segments: Power Discrete Products Group (“Power Discrete”), Power Analog Products Group (“Power Analog”) and Standard Products Group (“Standard Products”). Power Discrete includes high power, lower power, automotive and radio frequency (“RF”) products. Power Analog includes system power, power conversion, signal conditioning, switches and interface products. Standard Products includes opto lighting, linear IC, logic, small signal products and foundry.
      Historical amounts in the table below have been reclassified to align with these new operating segments. Selected operating segment financial information for the three months ended March 27, 2005 and March 28, 2004 is as follows:

	Three Months Ended

	March 27,	March 28,
	2005	2004

	(In millions)
Revenue and Operating Income (Loss):
Power Discrete
Total revenue	$204.6	$207.2
Operating income	15.3	21.7

Power Analog
Total revenue	$70.3	$73.1
Operating income (loss)	(6.3)	7.7

Standard Products
Total revenue	$87.9	$119.4
Operating income	2.3	5.9

Other
Operating loss(1)	$(4.1)	$(3.8)

Total Consolidated
Total revenue	$362.8	$399.7
Operating income	$7.2	$31.5

(1)	Includes $4.1 million of restructuring in the first quarter of 2005, and $3.8 million of restructuring in the first quarter of 2004.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 9 — Restructuring and Impairments
      During the three months ended March 27, 2005, the company recorded a restructuring charge of $4.1 million. This charge included $3.9 million in employee separation costs, $0.5 million in office closure costs, and a $0.3 million reserve release associated with the 2004 Infrastructure Realignment Program due to new estimates in restructuring expenses.
      During the three months ended March 28, 2004, the company recorded a restructuring charge of $3.8 million. The restructuring charge included $2.5 million relating to our six-inch Mountaintop, Pennsylvania closure, primarily associated with the decommissioning of certain assets, $0.2 million of asset impairment charges relating to the discontinuation of our Memory product line, $0.9 million reversal of employee separation costs related to fewer than anticipated headcount reduction actions related to the four-inch closure in South Portland, Maine, an additional $0.9 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland closure, $0.2 million of additional charges relating to the closure of our Kuala Lumpur, Malaysia plant and $0.9 million of employee separation costs relating to the severance for employees in the United States associated with on-going infrastructure alignment projects.
      In addition, the company recorded a charge (release) of $(1.9) million and $0.9 million of distributor and inventory reserves in the first quarter of 2004, recorded in revenues and cost of sales, respectively, associated with our 2003 restructuring actions.
      The following table summarizes the activity in the company’s accrual for restructuring and impairment costs for the three months ended March 27, 2005 (in millions):

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	12/26/2004	Charges	Paid	Release	Items	3/27/2005

First Quarter 2003 Restructuring Program:
Mountaintop, PA 6inches Closure Employee Separation Costs	$0.1	$—	$(0.1)	$—	$—	$—
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	0.1	—	(0.1)	—	—	—
South Portland, ME 4inches Closure Employee Separation Costs	0.7	—	(0.1)	—	—	0.6
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	0.5	—	(0.3)	—	—	0.2
2004 Infrastructure Realignment Program:
Employee Separation Costs	3.2	—	(1.0)	(0.3)	—	1.9
2005 Infrastructure Realignment Program:
Employee Separation Costs	—	3.9	(0.9)	—	—	3.0
Office Closure Costs	—	0.5	—	—	—	0.5

	$4.6	$4.4	$(2.5)	$(0.3)	$—	$6.2

      The company expects to complete payment of substantially all 2003 and 2004 restructuring accruals during 2005, and substantially all 2005 accruals by the second quarter of 2006.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Refinancing of Senior Credit Facility
      In January 2005 we increased our senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit. On January 13, 2005, Fairchild Semiconductor Corporation gave notice to redeem all $350 million of its 10 1/2% Senior Subordinated Notes due 2009. The company used the proceeds of the $150 million increase of the term loan together with approximately $216 million of existing cash, to complete the redemption, which included a call premium of 5.25%, on February 13, 2005. The company incurred a cash charge of $19.6 million in the first quarter of 2005 for the call premium and accrued and unpaid interest through the date of redemption. The company also incurred a non-cash charge of $5.4 million for the write-off of deferred financing fees associated with the redeemed notes. The refinancing reduced the company’s debt by approximately $200 million, net of the term loan increase, during the quarter ended March 27, 2005.

Note 11 —	Derivatives
      The company uses derivative instruments to manage exposures to foreign currencies. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value of these hedges is recorded on the balance sheet. Certain forecasted transactions are exposed to foreign currency risks. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the euro and the Japanese yen. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.
      Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, had no impact on earnings for the three months ended March 27, 2005. One cash flow hedge was discontinued for the three months ended March 27, 2005. The immaterial favorable impact of terminating the hedge was booked to earnings in accordance with SFAS No. 133.
      Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. The company estimates that the entire $0.1 million of net unrealized derivative gain included in OCI will be reclassified into earnings within the next twelve months.

Note 12 —	Contingencies
      From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. The company has been named in two lawsuits relating to these mold compound claims. In May 2004 the company was named, along with three product distribution companies, as a defendant in a lawsuit filed by Alcatel Canada Inc. in the Ontario Superior Court of Justice. The lawsuit alleges breach of contract, negligence and other claims and seeks C$200,000,000 (Canadian dollars) in damages allegedly caused by the company’s products containing the mold compound. In January 2005 the company was named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. The company believes it has strong defenses against all these claims relating to mold compound and intends to vigorously defend both lawsuits. Both of these lawsuits are in their early stages.
      In a related action, the company filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Singapore Pte. Ltd., and other related parties, alleging claims for breach of contract,

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to the company’s customers as a result of mold compound supplied by Sumitomo. Other manufacturers have also filed lawsuits against Sumitomo relating to the same mold compound issue. The company’s lawsuit against Sumitomo is pending in California Superior Court for Santa Clara County and we expect the case to go to trial in late 2005. The company is unable to predict or determine the outcome of the litigation with Sumitomo Bakelite Singapore Pte. Ltd., and there can be no assurance that the company will prevail, nor can the company predict the amount of damages that may be recovered if the company does prevail.
      Several other customers have made claims for damages or threatened to begin litigation as a result of the Sumitomo mold compound issue if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. The company has also resolved similar claims with several of its leading customers. The company has limited insurance coverage for such customer claims. While the exact amount of these losses is not known, the company recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004. This estimate was based upon an assessment of the potential liability using an analysis of all the claims to date and historical experience. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur a liability in excess of the current reserve. At March 27, 2005 and December 26, 2004 the reserve for estimated potential settlement losses was $11.0 million.
      On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. The complaint filed by Power Integrations alleges that certain of our Pulse-Width Modulator (PWM) integrated circuit products infringe four Power Integrations’ U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling, offering for sale or importing the allegedly infringing products as well as money damages for the alleged past infringement. The company has analyzed the Power Integrations patents in light of our products and, based on that analysis, does not believe its products violate Power Integrations’ patents and, accordingly, plans to vigorously contest this lawsuit.
      On December 30, 2004, our wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by ZTE Corporation, a communications equipment manufacturer, in Guangdong Higher People’s Court in Guangzhou, People’s Republic of China. The complaint filed by ZTE alleges that certain of our products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 RMB as damages. We deny the allegations in the lawsuit and plan to contest the complaint vigorously.
      From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

Note 13 —	Condensed Consolidating Financial Statements
      The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of March 27, 2005 and December 26, 2004 and related condensed consolidating statements of operations for the three months ended March 27, 2005 and March 28, 2004 and condensed consolidating cash flows for the three months ended March 27, 2005 and March 28, 2004.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	CONDENSED CONSOLIDATING BALANCE SHEET
	(Unaudited)
	March 27, 2005

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$140.4	$—	$39.1	$—	$179.5
Short-term marketable securities	—	149.3	—	—	—	149.3
Accounts receivable, net	—	19.1	—	143.6	—	162.7
Inventories	—	132.6	7.6	116.7	—	256.9
Deferred income taxes	—	22.0	0.8	2.8	—	25.6
Other current assets	—	14.4	—	8.2	—	22.6

Total current assets	—	477.8	8.4	310.4	—	796.6
Property, plant and equipment, net	—	311.3	1.7	344.0	—	657.0
Deferred income taxes	5.9	131.5	11.7	(6.8)	—	142.3
Intangible assets, net	—	36.8	15.4	93.3	—	145.5
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	103.4	—	—	—	103.4
Investment in subsidiary	1,221.8	898.5	263.1	86.0	(2,469.4)	—
Other assets	—	22.1	1.6	14.9	—	38.6

Total assets	$1,227.7	$2,149.1	$363.7	$842.2	$(2,469.4)	$2,113.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4.8	$—	$—	$—	$4.8
Accounts payable	—	65.3	0.3	39.8	—	105.4
Accrued expenses and other current liabilities	—	66.5	0.5	46.8	—	113.8

Total current liabilities	—	136.6	0.8	86.6	—	224.0
Long-term debt, less current portion	—	647.4	—	—	—	647.4
Net intercompany (receivable) payable	—	144.8	(24.1)	(120.7)	—	—
Other liabilities	—	—	—	15.7	—	15.7

Total liabilities	—	928.8	(23.3)	(18.4)	—	887.1

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,265.8	—	—	—	—	1,265.8
Retained earnings (deficit)	(35.1)	1,221.8	387.0	860.6	(2,469.4)	(35.1)
Accumulated other comprehensive loss	—	(1.5)	—	—	—	(1.5)
Less treasury stock (at cost)	(4.2)	—	—	—	—	(4.2)

Total stockholders’ equity	1,227.7	1,220.3	387.0	860.6	(2,469.4)	1,226.2

Total liabilities and stockholders’ equity	$1,227.7	$2,149.1	$363.7	$842.2	$(2,469.4)	$2,113.3

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	(Unaudited)
	Three Months Ended March 27, 2005

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$356.6	$1.7	$448.8	$(444.3)	$362.8
Cost of sales	—	329.3	2.0	392.0	(444.3)	279.0

Gross profit	—	27.3	(0.3)	56.8	—	83.8

Operating expenses:
Research and development	—	10.5	2.6	5.9	—	19.0
Selling, general and administrative	—	32.5	1.0	13.9	—	47.4
Amortization of acquisition-related intangibles	—	1.4	0.7	4.0	—	6.1
Restructuring and impairments	—	3.3	—	0.8	—	4.1

Total operating expenses	—	47.7	4.3	24.6	—	76.6

Operating income (loss)	—	(20.4)	(4.6)	32.2	—	7.2
Interest expense	—	13.3	—	—	—	13.3
Interest income	—	(3.1)	—	(0.1)	—	(3.2)
Other expense	—	23.9	—	—	—	23.9
Equity in subsidiary (income) loss	10.4	(26.9)	(8.5)	—	25.0	—

Income (loss) before income taxes	(10.4)	(27.6)	3.9	32.3	(25.0)	(26.8)
Provision (benefit) for income taxes	—	(17.2)	—	0.8	—	(16.4)

Net income (loss)	$(10.4)	$(10.4)	$3.9	$31.5	$(25.0)	$(10.4)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	(Unaudited)
	Three Months Ended March 27, 2005

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(45.0)	$—	$12.0	$(33.0)

Investing activities:
Capital expenditures	—	(7.2)	—	(22.3)	(29.5)
Purchase of molds and tooling	—	—	—	(0.3)	(0.3)
Purchase of marketable securities	—	(192.9)	—	—	(192.9)
Sale of marketable securities	—	484.8	—	—	484.8
Investment (in) from affiliate	(1.4)	1.4	—	—	—

Cash provided by (used in) investing activities	(1.4)	286.1	—	(22.6)	262.1

Financing activities:
Repayment of long-term debt	—	(350.8)	—	—	(350.8)
Issuance of long-term debt	—	154.5	—	—	154.5
Proceeds from issuance of common stock and from exercise of stock options, net	3.4	—	—	—	3.4
Purchase of treasury stock	(2.0)	—	—	—	(2.0)
Other	—	(1.0)	—	—	(1.0)

Cash provided by (used in) financing activities	1.4	(197.3)	—	—	(195.9)

Net change in cash and cash equivalents	—	43.8	—	(10.6)	33.2
Cash and cash equivalents at beginning of period	—	96.6	—	49.7	146.3

Cash and cash equivalents at end of period	$—	$140.4	$—	$39.1	$179.5

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—	$—	$2.1	$2.1

Interest	$—	$24.2	$—	$—	$24.2

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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
	(Unaudited)
	Three Months Ended March 28, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
Total revenue	$—	$319.4	$37.2	$450.5	$(407.4)	$399.7
Cost of sales	—	281.8	35.4	384.6	(407.4)	294.4

Gross profit	—	37.6	1.8	65.9	—	105.3

Operating expenses:
Research and development	—	7.4	6.9	6.4	—	20.7
Selling, general and administrative	—	27.6	2.0	12.1	—	41.7
Amortization of acquisition-related intangibles	—	0.1	2.0	5.5	—	7.6
Restructuring and impairments	—	1.4	2.2	0.2	—	3.8

Total operating expenses	—	36.5	13.1	24.2	—	73.8

Operating income (loss)	—	1.1	(11.3)	41.7	—	31.5
Interest expense	—	15.8	—	—	—	15.8
Interest income	—	(2.5)	—	(0.1)	—	(2.6)
Equity in subsidiary loss	(13.0)	(25.6)	(11.7)	—	50.3	—

Income before income taxes	13.0	13.4	0.4	41.8	(50.3)	18.3
Provision for income taxes	—	0.4	—	4.9	—	5.3

Net income	$13.0	$13.0	$0.4	$36.9	$(50.3)	$13.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	(Unaudited)
	Three Months Ended March 28, 2004

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(4.4)	$11.1	$24.0	$30.7

Investing activities:
Capital expenditures	—	(10.5)	(11.0)	(21.9)	(43.4)
Purchase of molds and tooling	—	—	(0.1)	(0.2)	(0.3)
Purchase of marketable securities	—	(206.6)	—	—	(206.6)
Sale of marketable securities	—	143.6	—	—	143.6
Maturity of marketable securities	—	32.0	—	—	32.0
Investment (in) from affiliate	(13.0)	13.0	—	—	—

Cash used in investing activities	(13.0)	(28.5)	(11.1)	(22.1)	(74.7)

Financing activities:
Repayment of long-term debt	—	(0.9)	—	—	(0.9)
Proceeds from issuance of common stock and from exercise of stock options, net	15.1	—	—	—	15.1
Purchase of treasury stock	(2.1)	—	—	—	(2.1)

Cash provided by (used in) financing activities	13.0	(0.9)	—	—	12.1

Net change in cash and cash equivalents	—	(33.8)	—	1.9	(31.9)
Cash and cash equivalents at beginning of period	—	141.7	—	27.8	169.5

Cash and cash equivalents at end of period	$—	$107.9	$—	$29.7	$137.6

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—	$—	$1.2	$1.2

Interest	$—	$21.3	$—	$—	$21.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Except as otherwise indicated in this Quarterly Report on Form  10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.
Overview
      From our beginning as an independent semiconductor company in 1997, we have grown both organically and through acquisitions to become the top supplier of power semiconductors in the world. We have focused on developing semiconductor products that provide solutions for power management, which we refer to as power products, that serve fast growing consumer, computing, automotive, industrial and communications markets. We have also rapidly expanded our presence in the Asian regional markets, specifically Korea, and in China, where we see the highest growth potential over the next several years. Our organic and acquisition-driven growth, our ability to service multiple end markets, and our focus on growing in Asia, have all contributed to an increase in revenue from power products from just 14% of total sales in fiscal year 1997 to 76% of total sales in the first quarter of 2005. We have a wide portfolio of new products that leverage expertise in both analog and discrete power technologies, including some of our newest products that provide our customers with an integrated total power management solution in a single, multi-chip module package.
      Effective for the first quarter of 2005, we have reorganized our internal reporting and management structure and, accordingly, our segment reporting to reflect our strategic focus on power products. The new segments, Power Discrete, Power Analog and Standard Products, align with the way we now manage the business and will help investors better judge our performance. All segment reporting within management’s discussion and analysis has been restated to reflect this change.
      We believe gross margins and operating margins are key indices that reflect our progress in developing higher value, new products, as well as our ability to manufacture at low cost levels. Both senior management and our investors utilize these indices to measure the financial performance of the company. During the first quarter of 2005, our gross margins declined due to overall lower prices, particularly in some analog, low voltage discrete and standard products, as well as higher inventory write-downs, particularly for certain power conversion analog products.
      Days sales outstanding (DSO) increased to 40.8 days in the first quarter of 2005 compared to 38.4 days in the first quarter of 2004. The increase in DSO is due to a decline in distributors, particularly in Asia, taking advantage of prompt payment discounts. Inventory turns decreased to 4.3 in the first quarter of 2005 compared to 5.3 in the first quarter of 2004. This decrease in inventory turns is due to planned increases in our die bank, higher finished goods, especially in our power analog, from customer cancellations and reschedules, and lower revenue levels. Distributor inventory increased to more than 16 weeks, which is above our target of roughly 13 weeks of supply on hand.
      We also continue to focus on our cash and investment balances. In the first quarter of 2005, we called our high yield notes, which included payment of interest and call premium, contributing to the negative cash flow from operations for the quarter. However, we believe this was the right strategy to reduce our debt and interest expense, as well as improve future earnings and cash flow.
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
      We continue to follow our asset-light investment strategy for many of our standard products, which typically have lower gross margins and lower or negative long-term sales growth potential. Through this strategy we are gradually transferring the manufacturing for these mature products to third party subcontractors, where appropriate, allowing our own manufacturing facilities to focus on building higher growth, higher margin and more strategic products. We believe that by following this long term asset-light approach for mature products we will improve our return on invested capital and lessen our exposure to falling prices on commodity products during industry downturns.
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
Results of Operations
      The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements:

	Three Months Ended

	March 27,		March 28,
	2005		2004

	(Dollars in millions)
Total revenues	$362.8	100%	$399.7	100%
Gross profit	83.8	23%	105.3	26%
Operating Expenses:
Research and development	19.0	5%	20.7	5%
Selling, general and administrative	47.4	13%	41.7	10%
Amortization of acquisition-related intangibles	6.1	2%	7.6	2%
Restructuring and impairments	4.1	1%	3.8	1%

Total operating expenses	76.6	21%	73.8	18%
Operating income	7.2	2%	31.5	8%
Interest expense	13.3	4%	15.8	4%
Interest income	(3.2)	(1)%	(2.6)	(1)%
Other expense	23.9	7%	—	0%

Income (loss) before income taxes	(26.8)	(7)%	18.3	5%
Income tax provision (benefit)	(16.4)	(5)%	5.3	1%

Net income (loss)	$(10.4)	(3)%	$13.0	3%

      Total Revenues. Total revenues in the first quarter of 2005 decreased $36.9 million, or 9%, compared to 2004. The decrease was driven primarily by a $31.5 million decrease in Standard Products, with essentially flat revenues in Power Discrete and Power Analog. Decreases in average selling prices contributed to 37% of the decrease, while unit volumes accounted for the remaining 63% of the decline.
      Geographic revenue information is based on the customer location within the indicated geographic region. As a percentage of sales, geographic sales for the United States, Other Americas, Europe, China,

Taiwan, Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore and excludes Korea) and Korea were as follows for the three months ended March 27, 2005 and March 28, 2004:

	Three Months Ended

	March 27,	March 28,
	2005	2004

United States	10%	13%
Other Americas	2	2
Europe	11	12
China	23	19
Taiwan	21	21
Other Asia/Pacific	15	15
Korea	18	18

Total	100%	100%

      The decrease in our United States percentage of sales is a result of customers moving purchases of product to the Asia region. The increase in our China percentage of sales is due to our growing customer base, as well as our commitment to investing our resources in this growing region.
      Gross Profit. The decrease in gross profit for the first quarter of 2005 compared to the same period of 2004 was due to decreased revenues, degradation of product mix, increased pricing pressure and lower factory utilization. Approximately 46% of the gross profit decrease was due to declining revenues, with the remaining decrease due to product mix and factory utilization. For the first quarter of 2004, gross profit also included a $1.9 million net reversal of sales reserves and a $0.9 million inventory charge associated with the discontinuation of certain products in connection with our 2003 restructuring actions.
      Operating Expenses. Research and development (R&D) expenses were flat as a percentage of sales in the first quarter of 2005, as compared to 2004. Selling, general and administrative (SG&A) expenses increased as a percentage of sales, as compared to 2004 primarily due to a one-time $3.8 million non-cash expense for the vesting of equity awards related to certain employee retirements, increased costs related to corporate governance, primarily due to compliance with Section 404 of the Sarbanes-Oxley Act, as well as increased legal costs associated with on-going litigation. Selling costs were roughly flat as a percentage of revenues.
      The decrease in amortization is due to certain intangibles becoming fully amortized during the first quarter of 2004.
      In order to better align our cost structure with our revenues, we continually consider the rationalization of both our manufacturing operations and our workforce levels. As a result, we recorded restructuring charges of $4.1 million in the first quarter of 2005 related to our 2005 Infrastructure Realignment Program. This charge includes $3.9 million in employee separation costs, $0.5 million in office closure costs, and a $0.3 million reserve release associated with the 2004 Infrastructure Realignment Program.
      The 2005 Infrastructure Realignment Program commenced during the first quarter of 2005 and is expected to be substantially complete by the second quarter of 2006. This program will impact approximately 120 manufacturing and non-manufacturing personnel. We anticipate annual cost savings of approximately $3.7 million beginning in 2006.
      The company recorded a $3.8 million restructuring and impairment charge in the first quarter of 2004. The restructuring charge included $2.5 million relating to our six-inch Mountaintop, Pennsylvania closure, primarily related to exit costs associated with the decommissioning of certain assets, $0.2 million of asset impairment charges relating to the discontinuation of our Memory product line, $0.9 million reversal of employee separation costs related to fewer than anticipated headcount reduction actions related to the four-inch closure in South Portland, Maine, an additional $0.9 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland closure, $0.2 million of additional charges relating to the closure of our Kuala Lumpur, Malaysia plant and $0.9 million of employee separation costs relating to the severance for approximately 15 employees associated with on-going infrastructure alignment projects.
      The 2004 Infrastructure Realignment Program actions impacted both manufacturing and non-manufacturing personnel, primarily in the United States, and are expected to be completed in the fourth quarter of 2005. As a result of the $4.9 million charged in 2004, including salary and benefits associated with the termination of approximately 80 employees, we anticipate cost savings of approximately $7.2 million in manufacturing and non-manufacturing costs on an annualized basis beginning in 2006.
      On February 18, 2005, the company announced the acceleration of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have exercise prices per share of $19.50 or higher. As a result, options to purchase approximately 6 million shares of Fairchild stock became exercisable immediately upon the announcement. Based upon the company’s closing stock price of $16.15 on February 18, 2005, none of these options had economic value on the date of acceleration. As a result of the acceleration, the company expects to reduce the non-cash stock option expense that would otherwise be required in accordance with SFAS 123R, Share-Based Payment, by approximately $12 million in 2006, $4 million in 2007 and $1 million in 2008 on a pre-tax basis. The company believes that reducing these expenses in future periods is in the best interests of the company and its stockholders. The company also believes that with exercise prices in excess of current market values, the shares are not fully achieving their original objectives of incentive compensation and employee retention. Lastly, the company also believes the acceleration may have a positive effect on employee morale and retention.
      Interest Expense. Interest expense decreased $2.5 million in the first quarter of 2005, as compared to 2004. We had gross interest expense savings of $4.3 million related to the paydown of our 10 1/2% Notes on February 14, 2005. These savings were offset by an increase in interest paid on our term loan resulting from the $150 million increase in the term loan, which was used to paydown the Notes, as well as rising interest rates on the variable rate loan over Q1 of 2004.
      Interest Income. The increase in interest income in the first quarter of 2005, as compared to 2004, is due to higher interest rates on investments.
      Other Expense. The $23.9 million recorded in the first quarter of 2005 was for costs associated with the redemption of our 10 1/2% Notes. These costs included $18.5 million for the call premium and other transaction fees and a $5.4 million non-cash write off of deferred financing fees.
      Income Taxes. The effective tax rate for the first quarter of 2005 was 61% on loss before taxes of $26.8 million, compared to 29% on income before taxes of $18.3 million for the comparable period of 2004. The change in the effective tax rate in 2005 as compared to 2004 was due to the changes in the magnitude and location of taxable income (loss) among taxing jurisdictions. Changes in the location of taxable income (loss) could result in significant changes in the effective tax rate.
      Comparative disclosures of revenue and gross profit of our reportable segments are as follows:

	Three Months Ended

	March 27, 2005			March 28, 2004

			Gross			Gross
	Revenue	% of Total	Profit %	Revenue	% of Total	Profit %

	(Dollars in millions)
Power Discrete	$204.6	56.4%	25.6%	$207.2	51.8%	26.9%
Power Analog	70.3	19.4%	22.3%	73.1	18.3%	38.4%
Standard Products	87.9	24.2%	17.9%	119.4	29.9%	17.9%

Total	$362.8	100.0%	23.1%	$399.7	100.0%	26.3%

Power Discrete Products Group.
      Power Discrete revenues decreased slightly in the first quarter of 2005 compared to the first quarter of 2004. A moderate increase in average selling prices grew revenues 3%, while a 4% decline in unit volume caused revenues to be down slightly compared to the first quarter of 2004. The higher average selling prices were a result of strong sales in our Smart Power Modules (SPMtm), while unit volume declines in low power and high power products contributed to the decline in overall unit volumes. Despite the lower overall revenue, we experienced growth in areas that we have made significant R&D investments in, like our PowerTrenchtm IV technology and SPMtm, which together grew over 600% compared to the first quarter of 2004, with continued growth expected. Sales in the Other Asia/ Pacific and China regions grew nearly 20%, with increases in automotive, industrial and desktop, while sales in the United States declined nearly 30% due to a decrease in low power product sales in the battery and automotive markets. Gross profits decreased due to unfavorable product mix changes, lower unit sales and decreased factory utilization. Power Discrete gross profit in the first quarter of 2004 includes a $(0.2) million sales reserve release recorded in revenue, associated with the discontinuation of certain products in connection with our 2003 restructuring actions.
      Power Discrete had operating income of $15.3 million in the first quarter of 2005, compared to $21.7 million for the comparable periods of 2004. The decrease in operating income was due to lower gross profits and higher SG&A expenses. R&D was roughly flat. SG&A expenses increased due to our increased focus on more field application support, as well as higher allocated costs relating to compliance with corporate governance and non-cash expenses related to certain employee retirement benefits. Acquisition amortization decreased due to certain intangibles becoming fully amortized.

Power Analog Products Group.
      Power Analog revenues decreased approximately 4% in the first quarter of 2005 compared to the same period of 2004. While unit volumes increased revenues 11%, a decline in average selling prices brought revenues down by 15%, resulting in a net 4% decrease in sales. The increase in unit volumes was due to strong demand for our Fairchild Power Switch (FPS) and signal path products. The decline in average selling prices was due to a lower margin mix and aggressive pricing pressure. Despite the overall revenue decline, new products such as the green FPS saw particular strength during the quarter, with 155% revenue growth. The strongest regional growth came from Asia, which was also due to our green FPS and signal path products, while Japan and the United States each experienced revenue declines of over 50%. This was due primarily to higher than usual cancellations and pushed out new product revenue in the United States, as well as a temporary inventory correction and slowdown in our sales to the Japan region. Power Analog gross profits deteriorated significantly in the first quarter of 2005, which were impacted by a lower margin product mix, due in part to lower sales into Japan, and increased market pricing pressures. In addition, Power Analog experienced an increase in inventory reserves associated with aged and excess products due to slower orders and cancellations from our Korean customers supporting the display and monitor end markets. Power Analog gross profit in the first quarter of 2004 includes a charge (release) of $(0.2) million of sales reserves and $0.1 million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions.
      Power Analog had operating income (loss) of $(6.3) million in the first quarter of 2005, compared to $7.7 million for the comparable period of 2004. Coupled with the gross profit declines discussed above, R&D expenses were essentially flat, while SG&A expenses increased due to key customer initiatives, as well as higher allocated costs relating to compliance with corporate governance and non-cash expenses related to certain employee retirement benefits. Acquisition amortization decreased due to certain intangibles becoming fully amortized.

Standard Products Group.
      Standard Products revenues decreased approximately 26% in the first quarter of 2005 compared to the same period of 2004. Unit volumes decreased sales 20%, while declines in average selling prices contributed an additional 6% to the overall decrease. Virtually all end markets declined and on a regional basis, Japan saw an over 50% decrease in revenues. In addition, revenues declined $3.5 million compared to 2004 due to the discontinuation of the Memory product line during 2004. In the future, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as our strategic focus shifts to the Power Analog and Power Discrete segments. Standard Product gross profits, excluding the effect of the discontinuation of the Memory product line, which was approximately $1.5 million in the first quarter of 2004, were essentially flat. While we anticipate revenues will continue to decline as a percentage of our total company revenues, we will continue to focus on improving gross profit margins in this product line. Standard Products gross profit in the first quarter of 2004 includes $(1.5) million of sales reserve releases and $0.8 million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions.
      Standard Products had operating income of $2.3 million in the first quarter of 2005, compared to $5.9 million for the comparable period of 2004. R&D expenses were flat as a percentage of revenue, while SG&A expenses increased due to higher allocated costs relating to compliance with corporate governance. Acquisition amortization decreased due to certain intangibles becoming fully amortized.
Liquidity and Capital Resources
      We have a borrowing capacity of $180.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At March 27, 2005, adjusted for outstanding letters of credit, we had up to $179.6 million available under this senior credit facility. At March 27, 2005, we had additional outstanding letters of credit of $1.1 million and guarantees totaling $2.9 million that were issued on behalf of an unaffiliated company with which we currently have a strategic investment. At March 27, 2005, we also had $12.9 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.
      Our senior credit facility, which includes the $450 million term loan and the $180 million revolving line of credit, the indentures governing our 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum senior leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At March 27, 2005, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We had capital expenditures of $29.5 in the first quarter of 2005. This capital was primarily spent to expand manufacturing capacity in Korea.

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
      As of March 27, 2005, our cash and cash equivalents were $179.5 million, an increase of $33.2 million from December 26, 2004. Our short term and long term marketable securities totaled $149.3 million and $103.4 million, respectively, a decrease of $272.8 million and $20.6 million, respectively as compared to December 26, 2004. Included in the short-term marketable securities are auction rate securities in which the company invests to help maintain liquidity. These securities have long-term underlying maturities, but are sold in a market which is highly liquid with interest rates reset every 7, 28, or 35 days. The company’s practice is to not hold these underlying securities to maturity but to take advantage of this interest rate reset feature to provide short-term liquidity for the company at advantageous yields when compared to cash equivalents. As of March 27, 2005, the company held $120 million of auction rate securities, a decrease of $291.8 million from December 26, 2004.
      During the first three months of 2005, our cash used in operations was $33.0 million compared to cash provided by operations of $30.7 million in the comparable period of 2004. The decrease in cash provided by operating activities is due to a decrease in net income of $23.4 million, a change in deferred income taxes and a decrease in current liabilities due to payments made on operating accruals and payables and timing of interest payments.
      Cash provided by investing activities during the first three months of 2005 totaled $262.1 million, compared to $74.7 million of cash used in the comparable period of 2004. The increase primarily results from the sale of marketable investments and decreased capital expenditures.
      Cash used in financing activities of $195.9 million for the first three months of 2005 was primarily due to the repayment of the company’s 10 1/2% Notes, net of the issuance of long term debt. Cash provided by financing activities of $12.1 million for the first three months of 2004 was primarily from proceeds from the exercise of stock options.
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
Policy on Business Outlook Disclosure and Quiet Periods
      It is our current policy to update our outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The outlook below is consistent with the outlook included in our April 14, 2005 press release announcing first quarter results. The second update is within a press release issued approximately two months into each quarter. The current outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the outlook is not updated to reflect management’s current expectations. The quiet period for the second quarter of 2005 will be from June 11, 2005 to July 14, 2005, when we plan to release our second quarter 2005 results. Except during quiet periods, the outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the outlook of the company’s financial results or expectations for the quarter in question.
Outlook
      For the second quarter of 2005, we expect our revenues to be roughly flat compared to the first quarter of 2005. Our backlog entering the second quarter was slightly lower than the first quarter and our lead times have shortened compared to the first quarter of 2005, especially for our high power switches, which will help us achieve the bookings needed to meet this revenue guidance. Our second quarter backlog is fairly stable with improved mix but we will need slightly higher turns, or bookings taken and shipped within the quarter, to meet this revenue estimate. We expect our competition to continue to be aggressive in the second quarter so we will have the potential for continued pricing pressure in some product segments. We expect gross profits to be roughly flat to slightly higher than the first quarter due to firmer prices and an improved product mix. As a result of our debt refinancing in the first quarter, at current interest rates, we expect net interest expense to be about $6.2 million per quarter for the rest of 2005.
Recently Issued Financial Accounting Standards
      In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term Conditional Asset Retirement Obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligation, refers to a legal obligation to perform as asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The company is required to adopt the provisions of FIN 47 by May 2006, although earlier adoption is permitted. The company has yet to determine the impact, if any, of FIN 47 on its consolidated financial statements.
      In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position

(FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.
      In December 2004, the FASB issued FSP No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (AJCA) introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. We do not expect the adoption of this new tax provision to have a material impact on our consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The company is in the process of winding down operations in its Kuala Lumpur facility. As such, it is anticipated that a dividend distribution will be made in fiscal year 2005. The estimated amount of the dividend is $3.6 million. Taxes of $0.2 million were accrued at the end of fiscal year 2004 utilizing the special one time 85% dividend received deduction. The company has not yet completed its evaluation of the repatriation provisions as it is awaiting for additional clarifying language on key elements of the repatriation provision to be issued by the U.S. Treasury Department. The company expects to complete its final evaluation in FY05 within a reasonable period of time after such clarification is issued. Until such time, the company will make no change to its current intention to indefinitely reinvest the undistributed earnings of those foreign subsidiaries. The maximum amount of undistributed earnings that the company can repatriate, as limited under the AJCA, is up to $500 million. The range of possible amounts qualifying as dividends of foreign earnings is between zero and approximately $400 million. The estimated range of income tax effects of such repatriation is between zero and approximately $33 million.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The company previously reported that it will apply the expense recognition provisions relating to stock options beginning in the third quarter of 2005; however, on April 14, 2005, the Securities and Exchange Commission adopted a new rule which amends the compliance date to the beginning of the first annual period that begins after June 15, 2005, therefore deferring the company’s required adoption to the beginning of the first quarter of 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition. We are currently evaluating these transition methods. The adoption of SFAS 123R is expected to have a material impact to our results of operations. See Note 6 of Item 1, Notes to Consolidated Financial Statements (Unaudited).
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material affect on our results of operations or financial position.
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
      Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of intellectual property infringement and litigation regarding patent and other intellectual property rights. From time to time, we may be notified of claims (often implicit in offers to sell us a license to another company’s patents) that we may be infringing patents issued to other companies, and we may subsequently engage in license negotiations regarding these claims. Such claims relate both to products and manufacturing processes. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been and are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. For example, on October 20, 2004, Power Integrations, Inc. sued us in the United States District Court for the District of Delaware, alleging that some of our PWM integrated circuit products infringe four of its U.S. patents. We do not believe our products violate Power Integrations’ patents and plan to vigorously contest the lawsuit. Our involvement in this lawsuit and future intellectual property litigation, or the costs of avoiding or settling litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. We may decide to settle patent infringement claims or litigation by purchasing license rights from the claimant, even if we believe we are not infringing, in order to reduce the expense of continuing the dispute or because we are not sufficiently confident that we would eventually prevail. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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
      Distributors accounted for 67% of our net sales for the quarter ended March 27, 2005. Our top five distributors worldwide accounted for 20% of our net sales for the quarter ended March 27, 2005. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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
      In a related action, we filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Singapore Pte. Ltd., and other related parties, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to our customers as a result of mold compound supplied by Sumitomo. Other manufacturers have also filed lawsuits against Sumitomo relating to the same mold compound issue. Our lawsuit against Sumitomo is pending in California Superior Court for Santa Clara County and we expect the case to go to trial in late 2005. We are unable to predict or determine the outcome of the litigation with Sumitomo Bakelite

Singapore Pte. Ltd., and there can be no assurance that we will prevail, nor can we predict the amount of damages that may be recovered if we do prevail.
      Several other customers have made claims for damages or threatened to begin litigation as a result of the Sumitomo mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have also resolved similar claims with several of our leading customers. We have limited insurance coverage for such customer claims. While the exact amount of these losses is not known, we have recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations for the year ended December 26, 2004. This estimate was based upon an assessment of the potential liability using an analysis of the claims and historical experience. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

Our international operations subject our company to risks not faced by domestic competitors.
      Through our subsidiaries we maintain significant operations in the Philippines, Malaysia and South Korea and also operate facilities in China and Singapore. We have sales offices and customers around the world. Approximately three-quarters of our revenues in the first quarter of 2005 were from Asia. The following are some of the risks inherent in doing business on an international level:

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
      As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 18% of our revenue for the first quarter ended March 27, 2005.
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
      Our Korean power device business’ sales are increasingly denominated primarily in U.S. dollars while a significant portion of its costs of goods sold and its operating expenses are denominated in South Korean won. Although we have taken steps to fix the costs subject to currency fluctuations and to balance won revenues and won costs as much as possible, a significant change in this balance, coupled with a significant change in the value of the won relative to the dollar, could have a material adverse effect on our financial performance and results of operations (see Item 3, Quantitative and Qualitative Disclosures about Market Risk).

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

We are a leveraged company with a ratio of debt-to-equity at March 27, 2005 of approximately 0.5 to 1, which could adversely affect our financial health and limit our ability to grow and compete.
      At March 27, 2005, we had total debt of $652.2 million, and the ratio of this debt to equity was approximately 0.5 to 1. In June 2003 we entered into a new senior credit facility that included a $300 million term loan, the proceeds of which were used to redeem our 10 3/8% Senior Subordinated Notes due 2007, and a $180 million revolving line of credit. In January 2005 we increased the senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit of which $179.6 million remained undrawn as of March 27, 2005, adjusted for outstanding letters of credit. The proceeds from the increased senior credit facility were used, together with approximately $216 million in cash, to redeem all our outstanding 10 1/2% Senior Subordinated Notes due 2009. Despite reducing some of our long term debt we continue to carry substantial indebtedness which could have important consequences. For example, it could:

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
      We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, as amended in January 2005, permits borrowings of up to $180.0 million in revolving loans under the line of credit, in addition to the outstanding $450 million term loan that is currently outstanding under that facility. As of March 27, 2005, adjusted for outstanding letters of credit, we had up to $179.6 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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
      In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of March 27, 2005, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International’s annual report on Form 10-K for the year ended December 26, 2004 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 43 of the Form 10-K. There were no material changes in the information we provided in our Form 10-K during the period covered by this Quarterly Report.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of March 27, 2005, our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
      Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting during the quarter ended March 27, 2005 that have materially affected, or are reasonably likely to materially affect, our own internal control over financial reporting. During the first quarter of 2005, we implemented an upgrade to several modules of our enterprise resource planning (ERP) system.
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
      In a related action, we filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Singapore Pte. Ltd., and other related parties, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to our customers as a result of mold compound supplied by Sumitomo. Other manufacturers have also filed lawsuits against Sumitomo relating to the same mold compound issue. Our lawsuit against Sumitomo is pending in California Superior Court for Santa Clara County and we expect the case to go to trial in late 2005. We are unable to predict or determine the outcome of the litigation with Sumitomo Bakelite Singapore Pte. Ltd., and there can be no assurance that we will prevail, nor can we predict the amount of damages that may be recovered if we do prevail.
      Several other customers have made claims for damages or threatened to begin litigation as a result of the Sumitomo mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have also resolved similar claims with several of our leading customers. We have limited insurance coverage for such customer claims. While the exact amount of these losses is not known, we have recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations for 2004. This estimate was based upon an assessment of the potential liability using an analysis of all the claims and historical experience. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.
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
      On December 30, 2004, our wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by ZTE Corporation, a communications equipment manufacturer, in Guangdong Higher People’s Court in Guangzhou, People’s Republic of China. The complaint filed by ZTE alleges that certain of our products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 RMB as damages. We deny the allegations in the lawsuit and plan to contest the complaint vigorously.
      From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      There were no sales of unregistered equity securities in the first quarter. The following table provides information with respect to purchases made by the company of its own common stock.

Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value) of Shares That
	of Shares (or	Price Paid	as Part of Publicly	May Yet Be Purchased
	Units)	per Share	Announced Plans	under the Plans or
Period	Purchased(1)	($)	or Programs	Programs

December 27, 2004 - January 23, 2005	—	—	—	—
January 24, 2005 - February 20, 2005	145,000	13.57	—	—
February 21, 2005 - March 27, 2005	—	—	—	—
Total	145,000	13.57	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan and stock option plan. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Item 6.	Exhibits

Exhibit
No.	Description

10.1	Third Amendment to Credit Agreement, dated as of January 12, 2005, among Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Deutsche Bank Trust Company Americas, and various lenders party to the agreement (incorporated by reference from our current report on Form 8-K, filed on January 19, 2005).
10.2	Amendment No. 2 to Employment Agreement, dated as of February 8, 2005, between Fairchild Semiconductor Corporation and Kirk P. Pond (incorporated by reference from our current report on Form 8-K, filed on February 8, 2005).
10.3	Amendment to Employment Agreement, dated as of February 8, 2005, between Fairchild Semiconductor Corporation and Joseph R. Martin (incorporated by reference from our current report on Form 8-K, filed on February 8, 2005).
10.4	Amendment to Employment Agreement, dated as of February 8, 2005, between Fairchild Semiconductor Corporation and Daniel E. Boxer (incorporated by reference from our current report on Form 8-K, filed on February 8, 2005).
10.5	Employment Agreement, dated as of April 6, 2005, between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (incorporated by reference from our current report on Form 8-K, filed on April 6, 2005).
31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.2	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Matthew W. Towse.
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
Date: May 6, 2005