Form 10-Q
period 2005-06-26
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2005-08-05
CIK 1036960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The number of shares outstanding of the issuer’s classes of common stock as of the close of business on June 26, 2005:

Title of Each Class	Number of Shares

Common Stock	119,855,554

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 26,	December 26,
	2005	2004

	(In millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$193.8	$146.3
Short-term marketable securities	172.7	422.1
Accounts receivable, net of allowances of $24.5 and $22.5 at June 26, 2005 and December 26, 2004, respectively	143.2	154.0
Inventories	243.4	253.9
Deferred income taxes, net of allowances of $22.0 and $0 at June 26, 2005 and December 26, 2004, respectively	3.2	25.7
Other current assets	25.1	30.4

Total current assets	781.4	1,032.4
Property, plant and equipment, net	644.3	664.1
Deferred income taxes, net of allowances of $180.0 and $6.1 at June 26, 2005 and December 26, 2004, respectively	—	129.3
Intangible assets, net	139.4	151.6
Goodwill	229.9	229.9
Long-term marketable securities	95.0	124.0
Other assets	37.2	45.2

Total assets	$1,927.2	$2,376.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4.8	$3.3
Accounts payable	100.2	118.2
Accrued expenses and other current liabilities	112.8	165.1

Total current liabilities	217.8	286.6
Long-term debt, less current portion	646.2	845.2
Deferred income taxes	25.0	—
Other liabilities	15.9	15.6

Total liabilities	904.9	1,147.4
Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,266.2	1,259.2
Accumulated deficit	(240.4)	(24.7)
Accumulated other comprehensive loss	(0.3)	(2.5)
Less treasury stock (at cost)	(4.4)	(4.1)

Total stockholders’ equity	1,022.3	1,229.1

Total liabilities and stockholders’ equity	$1,927.2	$2,376.5

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

	(In millions, except per share data)
	(Unaudited)
Total revenue	$346.0	$414.3	$708.8	$814.0
Cost of sales	277.1	292.9	556.1	587.3

Gross profit	68.9	121.4	152.7	226.7

Operating expenses:
Research and development	19.5	21.0	38.5	41.7
Selling, general and administrative	47.5	44.1	94.9	85.8
Amortization of acquisition-related intangibles	6.1	6.2	12.2	13.8
Restructuring and impairments	3.9	4.4	8.0	8.2
Reserve for potential settlement losses	—	11.0	—	11.0

Total operating expenses	77.0	86.7	153.6	160.5

Operating income (loss)	(8.1)	34.7	(0.9)	66.2
Interest expense	8.7	15.8	22.0	31.6
Interest income	(2.8)	(1.7)	(6.0)	(4.3)
Other expense	—	—	23.9	—

Income (loss) before income taxes	(14.0)	20.6	(40.8)	38.9
Provision for income taxes	191.3	3.6	174.9	8.9

Net income (loss)	$(205.3)	$17.0	$(215.7)	$30.0

Net income (loss) per common share:
Basic	$(1.71)	$0.14	$(1.80)	$0.25

Diluted	$(1.71)	$0.14	$(1.80)	$0.24

Weighted average common shares:
Basic	119.8	119.3	119.8	119.3

Diluted	119.8	124.0	119.8	124.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

	(In millions)
	(Unaudited)
Net income (loss)	$(205.3)	$17.0	$(215.7)	$30.0
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	0.9	0.4	2.1	0.7
Net amount reclassified to earnings for hedging	(0.1)	0.1	0.3	1.1
Net change associated with unrealized holding gain (loss) on marketable securities	0.4	(1.7)	(0.3)	(1.6)
Net amount reclassified to earnings for marketable securities	—	0.1	0.1	0.1

Comprehensive income (loss)	$(204.1)	$15.9	$(213.5)	$30.3

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 26,	June 27,
	2005	2004

	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(215.7)	$30.0
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	87.4	86.0
Amortization of deferred compensation	1.2	1.5
Non-cash restructuring and impairment expense	2.1	—
(Gain) loss on disposal of property, plant, and equipment	0.2	(0.8)
Non-cash vesting of equity awards	3.8	—
Non-cash financing expense	1.4	1.9
Deferred income taxes, net	175.4	4.0
Non-cash write off of deferred financing fees	5.4	—
Changes in operating assets and liabilities:
Accounts receivable, net	10.8	(15.9)
Inventories	10.5	(2.4)
Other current assets	10.1	(11.2)
Current liabilities	(70.3)	33.8
Other assets and liabilities, net	1.4	(8.9)

Cash provided by operating activities	23.7	118.0

Cash flows from investing activities:
Capital expenditures	(55.7)	(90.2)
Proceeds from sale of property, plant and equipment	—	3.1
Purchase of molds and tooling	(1.0)	(2.1)
Purchase of marketable securities	(401.4)	(540.9)
Sale of marketable securities	663.2	406.9
Maturity of marketable securities	15.5	49.2

Cash provided by (used in) investing activities	220.6	(174.0)

Cash flows from financing activities:
Repayment of long-term debt	(352.0)	(1.7)
Issuance of long-term debt	154.5	—
Proceeds from issuance of common stock and from exercise of stock options, net	5.7	18.8
Purchase of treasury stock	(4.0)	(4.6)
Debt issuance costs	(1.0)	—

Cash provided by (used in) financing activities	(196.8)	12.5

Net change in cash and cash equivalents	47.5	(43.5)
Cash and cash equivalents at beginning of period	146.3	169.5

Cash and cash equivalents at end of period	$193.8	$126.0

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

Note 2 — Financial Statement Details

	June 26,	December 26,
	2005	2004

	(In millions)
Inventories
Raw materials	$30.8	$30.9
Work in process	155.6	162.5
Finished goods	57.0	60.5

	$243.4	$253.9

Property, plant and equipment
Land	$32.1	$32.1
Buildings and improvements	303.3	299.5
Machinery and equipment	1,317.4	1,273.9
Construction in progress	100.8	109.8

Total property, plant and equipment	1,753.6	1,715.3
Less accumulated depreciation	1,109.3	1,051.2

	$644.3	$664.1

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

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

	(In millions)
Basic weighted average common shares outstanding	119.8	119.3	119.8	119.3
Net effect of dilutive stock options and DSUs based on the treasury stock method using the average market price	—	4.7	—	5.5

Diluted weighted average common shares outstanding	119.8	124.0	119.8	124.8

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the three and six months ended June 26, 2005, approximately 2.3 million and 2.5 million common equivalent shares from stock options and DSUs, respectively, have been excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive. In addition, $1.7 million and $3.4 million were excluded in the computation of net income (loss) for the three and six months ended June 26, 2005 and June 27, 2004, respectively, and 6.7 million potential common shares were excluded in the computation of diluted earnings per share as a result of the assumed conversion of the convertible senior subordinated notes because the effect would have been anti-dilutive.
      For the three and six months ended June 26, 2005, approximately 17.1 million and 17.0 million, respectively, of the company’s stock options were greater than or equal to the average price of the common shares, and therefore have been excluded because their inclusion would have been anti-dilutive. For the three and six months ended June 27, 2004, approximately 9.9 million and 9.6 million, respectively, of the company’s stock options were greater than or equal to the average price of the common shares, and therefore have been excluded because their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Note 4 —	Supplemental Cash Flow Information

	Six Months Ended

	June 26,	June 27,
	2005	2004

	(In millions)
Cash paid, net for:
Income taxes	$4.9	$3.0

Interest	$34.4	$29.1

Note 5 —	Marketable Securities
      The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, and U.S. Government securities with maturities of no greater than 36 months. The company also invests in auction rate securities. These securities have long-term underlying maturities, however, the market is highly liquid and the interest rates reset every 7, 28 or 35 days. The company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. The company’s practice is to invest in these securities for higher yields compared to cash equivalents. Prior to December 26, 2004, auction rate securities were classified as cash equivalents due to their highly liquid nature. They are now classified as short-term investments for the periods presented. In addition, due to the new classification all purchases and sales of auction rate securities are reflected in the investing section of the Consolidated Statements of Cash Flows. As a result, certain previously reported amounts have been reclassified in the accompanying Consolidated Statement of Cash Flows for the Six months ended June 27, 2004 to conform to this presentation. Auction rate securities of $407.3 million and $361.6 million were reclassified from cash to short-term marketable investments as of June 27, 2004 and December 28, 2003, respectively.
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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 26, 2005 are as follows:

	Amortized	Market
	Cost	Value

	(In millions)
Due in one year or less	$24.9	$24.7
Due after one year through three years	96.2	95.0
Due after ten years	148.0	148.0

	$269.1	$267.7

Note 6 —	Stock Based Compensation
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

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

	(In millions, except per share amounts)
Net income (loss), as reported	$(205.3)	$17.0	$(215.7)	$30.0
Add: Stock compensation charge included in net income (loss) determined under the intrinsic value method, net of tax	2.1	0.4	5.0	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15.7)	(10.8)	(52.8)	(24.0)

Pro forma net income (loss)	$(218.9)	$6.6	$(263.5)	$6.9

Income (loss) per share:
Basic — as reported	$(1.71)	$0.14	$(1.80)	$0.25

Basic — pro forma	$(1.83)	$0.06	$(2.20)	$0.06

Diluted — as reported	$(1.71)	$0.14	$(1.80)	$0.24

Diluted — pro forma	$(1.83)	$0.05	$(2.20)	$0.06

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Due to the income tax valuation allowance recorded by the company in the second quarter, the pro forma effect on net loss for the six months ended June 26, 2005 reflects a zero tax rate. The three months ended June 26, 2005 includes the reversal of the first quarter tax effect.
      The weighted average fair value of options granted was $8.74 and $8.85 for the three and six months ended June 26, 2005, respectively, and $12.61 and $12.64 for the three and six months ended June 27, 2004, respectively. The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

Expected volatility	64%	68%	64%	68%
Dividend yield	—	—	—	—
Risk-free interest rate	4.0%	3.8%	4.0%	3.8%
Expected life, in years	6.0	6.0	6.0	6.0
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
      During the second quarter of 2005, the company accelerated unvested stock options related to certain employee retirements, effective June 26, 2005. As a result of this acceleration, options to purchase approximately 350,000 shares became exercisable at the date of acceleration. In addition, approximately $0.5 million of additional expense is included in pro forma net loss for the three and six months ended June 26, 2005.
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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Goodwill and Intangible Assets
      A summary of acquired intangible assets is as follows:

		As of June 26, 2005		As of December 26, 2004

	Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization

		(In millions)
Identifiable intangible assets:
Developed technology	5 - 15 years	$225.6	$(98.1)	$225.6	$(89.5)
Customer base	8 years	55.8	(44.2)	55.8	(40.7)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Trademarks and tradenames	4 years	24.9	(24.9)	24.9	(24.9)
Patents	4 years	5.4	(5.1)	5.4	(5.0)

Subtotal		342.1	(202.7)	342.1	(190.5)
Goodwill	—	229.9	—	229.9	—

Total		$572.0	$(202.7)	$572.0	$(190.5)

      Due to a change in our SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, segment reporting, our new identified reporting units that carry goodwill include power analog, power discrete and standard products. The carrying amount of goodwill by reporting unit is as follows:

	Power	Power	Standard
	Analog	Discrete	Products	Total

	(In millions)
Balance as of December 26, 2004 and June 26, 2005	$15.5	$159.9	$54.5	$229.9
      During the six months ended June 26, 2005, there were no changes to the carrying amount of goodwill due to acquisitions or divestitures. Also, in conjunction with the change in our SFAS No. 131 segment reporting during the first quarter of 2005, goodwill was retested for impairment and the company concluded that goodwill was not impaired.
      The estimated amortization expense for intangible assets for the remainder of 2005 and for each of the five succeeding fiscal years is as follows:

(In millions)

Estimated Amortization Expense:
Remainder of 2005	$11.8
2006	23.7
2007	18.5
2008	16.8
2009	16.8
2010	16.7

Note 8 —	Segment Information
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
      Historical amounts in the table below have been reclassified to align with these new operating segments. Selected operating segment financial information for the three and six months ended June 26, 2005 and June 27, 2004 is as follows:

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

	(In millions)
Revenue and Operating Income (Loss):
Power Discrete
Total revenue	$193.1	$216.5	$397.7	$423.7
Operating income	5.7	33.6	21.0	55.3

Power Analog
Total revenue	66.7	83.3	137.0	156.4
Operating income (loss)	(9.5)	6.6	(15.8)	14.3

Standard Products
Total revenue	86.2	114.5	174.1	233.9
Operating income (loss)	(0.4)	9.9	1.9	15.8

Other
Operating loss(1)	(3.9)	(15.4)	(8.0)	(19.2)

Total Consolidated
Total revenue	$346.0	$414.3	$708.8	$814.0
Operating income (loss)	$(8.1)	$34.7	$(0.9)	$66.2

(1)	Includes $3.9 million and $8.0 million of restructuring in the three and six months ended June 26, 2005, respectively, and $4.4 million and $8.2 million of restructuring in the three and six months ended June 27, 2004, respectively. Also includes $11.0 million for the three and six months ended June 27, 2004 for a reserve for potential settlement losses stemming from customer claims related to products manufactured with a defective mold compound purchased from Sumitomo Bakelite Singapore Pte. Ltd and affiliated companies (See Note 12).

Note 9 —	Restructuring and Impairments
      During the three months and six months ended June 26, 2005, the company recorded restructuring charges of $3.9 million and $8.0 million, respectively. In the second quarter of 2005, these charges include $1.8 million in employee separation costs, $2.1 million in asset impairment charges, a $0.2 million net release due to a revised estimate associated with first quarter employee separation charges, and $0.2 million of other charges. For the six months ended June 25, 2005, these charges also include $3.9 million in employee separation costs, $0.5 million in office closure costs, and a $0.3 million reserve release associated with the 2004 Infrastructure Realignment Program due to new estimates in restructuring expenses.
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
      In addition, for the six months ended June 27, 2004, the company recorded a net reserve release of $(1.9) million due to a change in distributor reserve estimates and a charge of $0.9 million to increase inventory reserves, recorded in revenues and cost of sales, respectively, associated with our 2003 restructuring actions.
      The following table summarizes the activity in the company’s accrual for restructuring and impairment costs for the three and six months ended June 26, 2005 (in millions):

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	12/26/2004	Charges	Paid	Release	Items	3/27/2005

First Quarter 2003 Restructuring Program:
Mountaintop, PA 6 Inch Closure Employee Separation Costs	$0.1	$—	$(0.1)	$—	$—	$—
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	0.1	—	(0.1)	—	—	—
South Portland, ME 4 Inch Closure Employee Separation Costs	0.7	—	(0.1)	—	—	0.6
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	0.5	—	(0.3)	—	—	0.2
2004 Infrastructure Realignment Program:
Employee Separation Costs	3.2	—	(1.0)	(0.3)	—	1.9
2005 Infrastructure Realignment Program:
Employee Separation Costs	—	3.9	(0.9)	—	—	3.0
Office Closure Costs	—	0.5	—	—	—	0.5

	$4.6	$4.4	$(2.5)	$(0.3)	$—	$6.2

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	3/27/2005	Charges	Paid	Release	Items	6/26/2005

Second Quarter 2003 Restructuring Program:
South Portland, ME 4 inch Closure Employee Separation Costs	$0.6	$—	$(0.1)	$—	$—	$0.5
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	0.2	—	—	—	—	0.2
2004 Infrastructure Realignment Program:
Employee Separation Costs	1.9	—	(0.4)	—	—	1.5
2005 Infrastructure Realignment Program:
Employee Separation Costs	3.0	1.8	(3.0)	(0.2)	—	1.6
Office Closure Costs	0.5	—	(0.1)	—	—	0.4
Asset Impairment	—	2.1	—	—	(2.1)	—
Transfer Costs	—	0.2	(0.2)	—	—	—

	$6.2	$4.1	$(3.8)	$(0.2)	$(2.1)	$4.2

      The company expects to complete payment of substantially all 2003 and 2004 restructuring accruals during 2005, and substantially all 2005 accruals by the second quarter of 2006.

Note 10 —	Refinancing of Senior Credit Facility
      In January 2005, we increased our senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit. On January 13, 2005, Fairchild Semiconductor Corporation gave notice to redeem all $350 million of its 10 1/2% Senior Subordinated Notes due 2009. The company used the proceeds of the $150 million increase of the term loan together with approximately $216 million of existing cash, to complete the redemption, which included a call premium of 5.25%, on February 13, 2005. The company incurred a cash charge of $19.6 million in the first quarter of 2005 for the call premium and accrued and unpaid interest through the date of redemption. The company also incurred a non-cash charge of $5.4 million for the write-off of deferred financing fees associated with the redeemed notes. The refinancing reduced the company’s debt by approximately $200 million, net of the term loan increase, during the quarter ended March 27, 2005.

Note 11 —	Derivatives
      The company uses derivative instruments to manage exposures to foreign currencies. In accordance with SFAS No. 133, Accounting for certain Derivative Instruments and Certain Hedging Activities, the fair value of these hedges is recorded on the balance sheet. Certain forecasted transactions are exposed to foreign currency risks. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, the Japanese yen, the Malaysian ringgit and the Korean won. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.
      Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, Accounting for certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, had no impact on earnings for the three and six months ended June 26, 2005. Two cash flow hedges were discontinued for the six months ended June 26, 2005. The $0.2 million favorable impact of terminating the hedges was booked to earnings in accordance with SFAS No. 133.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. The company estimates that the entire $0.7 million of net unrealized derivative gains included in OCI will be reclassified into earnings within the next twelve months.

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
      Several other customers have made claims for damages or threatened to begin litigation as a result of the Sumitomo mold compound issue if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. The company has also resolved similar claims with several of its leading customers. The company has limited insurance coverage for such customer claims, almost all of which has been utilized. While the exact amount of these losses is not known, the company recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004. This estimate was based upon an assessment of the potential liability using an analysis of all the claims to date and historical experience. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur a liability in excess of the current reserve. At June 26, 2005 and December 26, 2004 the reserve for estimated potential settlement losses was $11.0 million.
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
      From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or financial condition.

Note 13 —	Income Taxes
      Included in worldwide income tax expense of $191.3 million for the second quarter of 2005 is a non-cash tax charge of $195.4 million recorded to increase the valuation allowance for U.S. deferred tax assets. This charge includes a valuation allowance established against the Company’s U.S. deferred tax assets as of the beginning of the year of approximately $183.2 million and a reversal of approximately $12.2 million of deferred tax benefits previously recognized in the first quarter of 2005. As a result of establishing a full valuation allowance against its net U.S. deferred tax assets, the Company did not recognize any deferred tax benefits related to U.S. net losses incurred in the second quarter of 2005. The valuation allowance of $202.0 million as of June 26, 2005 consists of the beginning of the year allowance of $6.1 million plus second quarter 2005 charges of $195.4 million to income from continuing operations, $0.4 million to additional paid in capital and $0.1 million to other comprehensive income.
      Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not likely to be realizable. Realization is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. At the end of the second quarter of 2005, full year 2005 projections changed from a forecasted U.S. profit to a forecasted U.S. loss. This shift in full year 2005 forecasted results, from income to a loss, continues the cumulative losses incurred in the U.S. in recent years and represents significant negative evidence under SFAS No. 109 which is difficult to overcome. Accordingly, a full valuation allowance was recorded. The company will maintain a full valuation allowance on its net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Until such time that some or all of the valuation allowance is reversed, future income tax expense (benefit) in the U.S. will be offset by adjustments to the valuation allowance to effectively eliminate any income tax expense or benefit in the United States. Income taxes will continue to be recorded for other tax jurisdictions subject to the need for valuation allowances in those jurisdictions.
      As part of the company’s analysis of the repatriation provisions under the American Jobs Creation Act (AJCA), the company is performing additional analysis of the amount of previously untaxed earnings that are a component of the earnings and profits available to be offset by the special dividend received deduction. As a result of this review, the company may need to adjust historical U.S. net operating losses, which could also result in an adjustment to the deferred tax asset valuation allowance. The amount or range of amounts of any such adjustments, if any, is not yet determinable.
      The company has not yet determined whether it is going to take advantage of the repatriation provisions. Until such time, the company will make no change to its current intention to indefinitely reinvest the undistributed earnings of its foreign subsidiaries. The maximum amount of undistributed earnings that the

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
company can repatriate, as limited under the AJCA, is up to $500 million. The range of possible amounts qualifying as dividends of foreign earnings is between zero and approximately $400 million. The estimated range of income tax effects of such repatriation is between zero and approximately $33 million.

Note 14 —	Condensed Consolidating Financial Statements
      The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of June 26, 2005 and December 26, 2004 and related condensed consolidating statements of operations for the three and six months ended June 26, 2005 and June 27, 2004 and condensed consolidating cash flows for the six months ended June 26, 2005 and June 27, 2004.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET

	June 26, 2005

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$146.0	$—	$47.8	$—	$193.8
Short-term marketable securities	—	172.7	—	—	—	172.7
Accounts receivable, net	—	18.9	—	124.3	—	143.2
Inventories	—	121.0	6.8	115.6	—	243.4
Deferred income taxes, net	—	—	—	3.2	—	3.2
Other current assets	—	14.1	0.1	10.9	—	25.1

Total current assets	—	472.7	6.9	301.8	—	781.4
Property, plant and equipment, net	—	302.9	1.5	339.9	—	644.3
Intangible assets, net	—	35.2	14.8	89.4	—	139.4
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	95.0	—	—	—	95.0
Investment in subsidiary	1,022.6	882.6	263.1	87.8	(2,256.1)	—
Other assets	—	20.8	1.7	14.7	—	37.2

Total assets	$1,022.6	$1,976.9	$349.8	$834.0	$(2,256.1)	$1,927.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4.8	$—	$—	$—	$4.8
Accounts payable	—	62.7	0.2	37.3	—	100.2
Accrued expenses and other current liabilities	—	63.7	0.8	48.3	—	112.8

Total current liabilities	—	131.2	1.0	85.6	—	217.8
Long-term debt, less current portion	—	646.2	—	—	—	646.2
Net intercompany (receivable) payable	—	158.7	(19.5)	(139.2)	—	—
Deferred income taxes	—	18.0	—	7.0	—	25.0
Other liabilities	—	0.5	—	15.4	—	15.9

Total liabilities	—	954.6	(18.5)	(31.2)	—	904.9

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,266.2	—	—	—	—	1,266.2
Retained earnings (deficit)	(240.4)	1,022.6	368.3	865.2	(2,256.1)	(240.4)
Accumulated other comprehensive loss	—	(0.3)	—	—	—	(0.3)
Less treasury stock (at cost)	(4.4)	—	—	—	—	(4.4)

Total stockholders’ equity	1,022.6	1,022.3	368.3	865.2	(2,256.1)	1,022.3

Total liabilities and stockholders’ equity	$1,022.6	$1,976.9	$349.8	$834.0	$(2,256.1)	$1,927.2

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 26, 2005

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
	(Unaudited)
Total revenue	$—	$326.8	$0.9	$434.2	$(415.9)	$346.0
Cost of sales	—	301.4	2.8	388.8	(415.9)	277.1

Gross profit	—	25.4	(1.9)	45.4	—	68.9

Operating Expenses:
Research and development	—	10.7	2.8	6.0	—	19.5
Selling, general and administrative	—	31.1	1.0	15.4	—	47.5
Amortization of acquisition-related intangibles	—	1.5	0.6	4.0	—	6.1
Restructuring and impairments	—	3.6	—	0.3	—	3.9

Total operating expenses	—	46.9	4.4	25.7	—	77.0

Operating income (loss)	—	(21.5)	(6.3)	19.7	—	(8.1)
Interest expense	—	8.7	—	—	—	8.7
Interest income	—	(2.6)	—	(0.2)	—	(2.8)

Equity in subsidiary (income) loss	205.3	0.8	(2.0)	—	(204.1)	—

Income (loss) before income taxes	(205.3)	(28.4)	(4.3)	19.9	204.1	(14.0)
Provision for income taxes	5.9	171.0	12.4	2.0	—	191.3

Net income (loss)	$(211.2)	$(199.4)	$(16.7)	$17.9	$204.1	$(205.3)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 26, 2005

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
	(Unaudited)
Total revenue	$—	$683.4	$2.6	$883.0	$(860.2)	$708.8
Cost of sales	—	630.7	4.8	780.8	(860.2)	556.1

Gross profit	—	52.7	(2.2)	102.2	—	152.7

Operating expenses:
Research and development	—	21.2	5.4	11.9	—	38.5
Selling, general and administrative	—	63.6	2.0	29.3	—	94.9
Amortization of acquisition-related intangibles	—	2.9	1.3	8.0	—	12.2
Restructuring and impairments	—	6.9	—	1.1	—	8.0

Total operating expenses	—	94.6	8.7	50.3	—	153.6

Operating income (loss)	—	(41.9)	(10.9)	51.9	—	(0.9)
Interest expense	—	22.0	—	—	—	22.0
Interest income	—	(5.7)	—	(0.3)	—	(6.0)
Other expense	—	23.9	—	—	—	23.9
Equity in subsidiary income (loss)	215.7	(26.1)	(10.5)	—	(179.1)	—

Income (loss) before income taxes	(215.7)	(56.0)	(0.4)	52.2	179.1	(40.8)
Provision for income taxes	5.9	153.8	12.4	2.8	—	174.9

Net income (loss)	$(221.6)	$(209.8)	$(12.8)	$49.4	$179.1	$(215.7)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 26, 2005

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
	(Unaudited)
Cash flows provided by (used in) operating activities:	$—	$(11.2)	$—	$34.9	$23.7

Investing activities:
Capital expenditures	—	(19.9)	—	(35.8)	(55.7)
Purchase of molds and tooling	—	—	—	(1.0)	(1.0)
Purchase of marketable securities	—	(401.4)	—	—	(401.4)
Sale of marketable securities	—	663.2	—	—	663.2
Maturity of marketable securities	—	15.5	—	—	15.5
Investment (in) from affiliate	(1.7)	1.7	—	—	—

Cash provided by (used in) investing activities	(1.7)	259.1	—	(36.8)	220.6

Financing activities:
Repayment of long-term debt	—	(352.0)	—	—	(352.0)
Issuance of long-term debt	—	154.5	—	—	154.5
Proceeds from issuance of common stock and from exercise of stock options, net	5.7	—	—	—	5.7
Purchase of treasury stock	(4.0)	—	—	—	(4.0)
Other	—	(1.0)	—	—	(1.0)

Cash provided by (used in) financing activities	1.7	(198.5)	—	—	(196.8)

Net change in cash and cash equivalents	—	49.4	—	(1.9)	47.5
Cash and cash equivalents at beginning of period	—	96.6	—	49.7	146.3

Cash and cash equivalents at end of period	$—	$146.0	$—	$47.8	$193.8

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—	$—	$4.9	$4.9

Interest	$—	$34.4	$—	$—	$34.4

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

	(In millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$96.6	$—	$49.7	$—	$146.3
Short-term marketable securities	—	422.1	—	—	—	422.1
Accounts receivable, net	—	20.0	—	134.0	—	154.0
Inventories	—	129.7	13.8	110.4	—	253.9
Deferred income taxes, net	—	22.7	0.8	2.2	—	25.7
Other current assets	—	18.0	0.5	11.9	—	30.4

Total current assets	—	709.1	15.1	308.2	—	1,032.4
Property, plant and equipment, net	—	232.6	91.2	340.3	—	664.1
Deferred income taxes	5.9	118.9	11.7	(7.2)	—	129.3
Intangible assets, net	—	5.8	48.7	97.1	—	151.6
Goodwill	—	8.0	221.5	0.4	—	229.9
Long-term marketable securities	—	124.0	—	—	—	124.0
Investment in subsidiary	1,225.7	1,158.6	262.9	84.6	(2,731.8)	—
Other assets	—	27.6	1.7	15.9	—	45.2

Total assets	$1,231.6	$2,384.6	$652.8	$839.3	$(2,731.8)	$2,376.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.3	$—	$—	$—	$3.3
Accounts payable	—	62.0	4.3	51.9	—	118.2
Accrued expenses and other current liabilities	—	99.8	5.8	59.5	—	165.1

Total current liabilities	—	165.1	10.1	111.4	—	286.6
Long-term debt, less current portion	—	845.2	—	—	—	845.2
Net intercompany (receivable) payable	—	150.9	(13.5)	(137.4)	—	—
Other liabilities	—	0.2	—	15.4	—	15.6

Total liabilities	—	1,161.4	(3.4)	(10.6)	—	1,147.4

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,259.2	—	—	—	—	1,259.2
Retained earnings (deficit)	(24.7)	1,225.7	656.2	849.9	(2,731.8)	(24.7)
Accumulated other comprehensive loss	—	(2.5)	—	—	—	(2.5)
Less treasury stock (at cost)	(4.1)	—	—	—	—	(4.1)

Total stockholders’ equity	1,231.6	1,223.2	656.2	849.9	(2,731.8)	1,229.1

Total liabilities and stockholders’ equity	$1,231.6	$2,384.6	$652.8	$839.3	$(2,731.8)	$2,376.5

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 27, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
	(Unaudited)
Total revenue	$—	$355.9	$29.5	$467.2	$(438.3)	$414.3
Cost of sales	—	315.4	28.3	387.5	(438.3)	292.9

Gross profit	—	40.5	1.2	79.7	—	121.4

Operating Expenses:
Research and development	—	8.2	6.9	5.9	—	21.0
Selling, general and administrative	—	28.3	2.0	13.8	—	44.1
Amortization of acquisition-related intangibles	—	0.2	2.0	4.0	—	6.2
Restructuring and impairments	—	3.2	1.3	(0.1)	—	4.4
Reserve for potential settlement losses	—	11.0	—	—	—	11.0

Total operating expenses	—	50.9	12.2	23.6	—	86.7

Operating income (loss)	—	(10.4)	(11.0)	56.1	—	34.7
Interest expense	—	15.8	—	—	—	15.8
Interest income	—	(1.6)	—	(0.1)	—	(1.7)
Equity in subsidiary income	(17.0)	(40.1)	(11.3)	—	68.4	—

Income before income taxes	17.0	15.5	0.3	56.2	(68.4)	20.6
Provision (benefit) for income taxes	—	(1.5)	0.9	4.2	—	3.6

Net income (loss)	$17.0	$17.0	$(0.6)	$52.0	$(68.4)	$17.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 27, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
	(Unaudited)
Total revenue	$—	$675.3	$66.7	$917.7	$(845.7)	$814.0
Cost of sales	—	597.2	63.7	772.1	(845.7)	587.3

Gross profit	—	78.1	3.0	145.6	—	226.7

Operating expenses:
Research and development	—	15.6	13.8	12.3	—	41.7
Selling, general and administrative	—	55.9	4.0	25.9	—	85.8
Amortization of acquisition-related intangibles	—	0.3	4.0	9.5	—	13.8
Restructuring and impairments	—	4.6	3.5	0.1	—	8.2
Reserve for potential settlement losses	—	11.0	—	—	—	11.0

Total operating expenses	—	87.4	25.3	47.8	—	160.5

Operating income (loss)	—	(9.3)	(22.3)	97.8	—	66.2
Interest expense	—	31.6	—	—	—	31.6
Interest income	—	(4.1)	—	(0.2)	—	(4.3)
Equity in subsidiary income	(30.0)	(65.7)	(23.0)	—	118.7	—

Income before income taxes	30.0	28.9	0.7	98.0	(118.7)	38.9
Provision (benefit) for income taxes	—	(1.1)	0.9	9.1	—	8.9

Net income (loss)	$30.0	$30.0	$(0.2)	$88.9	$(118.7)	$30.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 27, 2004

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
	(Unaudited)
Cash flows provided by operating activities:	$—	$43.2	$17.4	$57.4	$118.0

Investing activities:
Capital expenditures	—	(22.6)	(17.2)	(50.4)	(90.2)
Proceeds from sale of property, plant and equipment	—	—	—	3.1	3.1
Purchase of molds and tooling	—	—	(0.2)	(1.9)	(2.1)
Purchase of marketable securities	—	(540.9)	—	—	(540.9)
Sale of marketable securities	—	406.9	—	—	406.9
Maturity of marketable securities	—	49.2	—	—	49.2
Investment (in) from affiliate	(14.2)	14.2	—	—	—

Cash used in investing activities	(14.2)	(93.2)	(17.4)	(49.2)	(174.0)

Financing activities:
Repayment of long-term debt	—	(1.7)	—	—	(1.7)
Proceeds from issuance of common stock and from exercise of stock options, net	18.8	—	—	—	18.8
Purchase of treasury stock	(4.6)	—	—	—	(4.6)

Cash provided by (used in) financing activities	14.2	(1.7)	—	—	12.5

Net change in cash and cash equivalents	—	(51.7)	—	8.2	(43.5)
Cash and cash equivalents at beginning of period	—	141.7	—	27.8	169.5

Cash and cash equivalents at end of period	$—	$90.0	$—	$36.0	$126.0

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$0.1	$—	$2.9	$3.0

Interest	$—	$29.1	$—	$—	$29.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Except as otherwise indicated in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.
Overview
      Effective for the first quarter of 2005, we have reorganized our internal reporting and management structure and, accordingly, our segment reporting to reflect our strategic focus on power products. The new segments, Power Discrete, Power Analog and Standard Products, align with the way we now manage the business and should help investors better judge our performance. All segment reporting within management’s discussion and analysis has been restated to reflect this change.
      Gross margins and operating margins are key indices that both senior management and our investors utilize to measure the financial performance of the company. During the first six months of 2005, we experienced a gross margin decline, primarily due to lower factory utilization as a result of our efforts to reduce channel and internal inventories. As a result, in the second quarter of 2005, we reduced our internal inventory from the first quarter of 2005 by $13.5 million. Other indicators that we use are days sales outstanding (DSO) and inventory turns. In the second quarter of 2005, DSO was flat compared to the second quarter of 2004. Inventory turns decreased to 4.6 in the second quarter of 2005 compared to 5.2 in the second quarter of 2004 due to lower revenue levels and to a lesser extent by higher inventories. Distributor’s inventories were approximately 14 weeks, which is above our current target of roughly 13 weeks of supply on hand, but down from the approximately 16 weeks we reported at the end of the first quarter.
      As part of a our strategic initiative, we are committing to a long term improvement of our return on invested capital (ROIC), by reducing our depreciation and amortization expenses and improving the quality of the business we pursue. In addition, we plan to reduce our annual capital expenditures to 6-8% of sales, down from our historical average of approximately 11%. In addition, we have completed an analysis of the useful life experience of our factory machinery and equipment and expect to adjust our estimated useful life assumptions upward in the third quarter of 2005 to better align our depreciation to our actual historical useful lives. We expect this will reduce our depreciation expense by approximately $13 - $15 million per quarter in 2006. As part of our cost reduction efforts, we have also identified certain software programs which we will no longer be utilizing. We expect this will result in approximately $6.0 million and $1.0 million of accelerated depreciation in the third and fourth quarter, respectively, to reflect the shortened useful lives.
      We continue to follow our “asset-light” investment strategy for many of our standard products, which typically have lower gross margins and lower or negative long-term sales growth potential. Through this strategy we are gradually transferring the manufacturing for these mature products to third party subcontractors, where appropriate, allowing our own manufacturing facilities to focus on building higher-growth, higher-margin and more strategic products. We believe that by following this long term asset-light approach for mature products we will improve our return on invested capital and lessen our exposure to falling prices on commodity products during industry downturns.
      We also continue to focus on our balance sheet, particularly our cash and investment balances. In the first quarter of 2005, we redeemed our high-yield notes, reducing the company’s debt by approximately $200 million as well as reducing our future interest expense. Net interest expense in the second quarter of 2005 was $5.9 million, down from the $14.1 million in the second quarter of 2004, reflecting the full impact of our lower interest rates and debt level as well as increased interest on our cash and investment balances. In addition, we continue to focus on maintaining positive operating cash flow.
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
Results of Operations
      The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements:

	Three Months Ended				Six Months Ended

	June 26,		June 27,		June 26,		June 27,
	2005		2004		2005		2004

	(Dollars in millions)
Total revenues	$346.0	100%	$414.3	100%	$708.8	100%	$814.0	100%
Gross profit	68.9	20%	121.4	29%	152.7	22%	226.7	28%
Operating expenses:
Research and development	19.5	6%	21.0	5%	38.5	5%	41.7	5%
Selling, general and administrative	47.5	14%	44.1	11%	94.9	13%	85.8	11%
Amortization of acquisition-related intangibles	6.1	2%	6.2	1%	12.2	2%	13.8	2%
Restructuring and impairments	3.9	1%	4.4	1%	8.0	1%	8.2	1%
Reserve for potential settlement losses	—	0%	11.0	3%	—	0%	11.0	1%

Total operating expenses	77.0	22%	86.7	21%	153.6	22%	160.5	20%
Operating income (loss)	(8.1)	(2)%	34.7	8%	(0.9)	0%	66.2	8%
Interest expense	8.7	3%	15.8	4%	22.0	3%	31.6	4%
Interest income	(2.8)	(1)%	(1.7)	0%	(6.0)	(1)%	(4.3)	(1)%
Other expense	—	0%	—	0%	23.9	3%	—	0%

Income (loss) before income taxes	(14.0)	(4)%	20.6	5%	(40.8)	(6)%	38.9	5%
Provision for income taxes	191.3	55%	3.6	1%	174.9	25%	8.9	1%

Net income (loss)	$(205.3)	(59)%	$17.0	4%	$(215.7)	(30)%	$30.0	4%

      Total Revenues. Total revenues in the three and six months of 2005 decreased $68.3 million and $105.2 million, or 16% and 13%, respectively, compared to 2004. The decrease for the first six months of 2005 compared to the same period of 2004 came across all segments, particularly the Standard Products group, which accounted for more than half the decline (or $59.8 million). Overall, decreases in average selling prices (including mix and pricing declines) contributed 41% of the decrease, while unit volumes accounted for the remaining 59% of the decline for the first six months of 2005. In general, revenues were down as we tried to reduce inventory balances at our distributors.
      Geographic revenue information is based on the customer location within the indicated geographic region. As a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Other Asia/ Pacific (which for our geographic reporting purposes includes Japan and Singapore and excludes Korea) and Korea were as follows for the three and six months ended June 26, 2005 and June 27, 2004:

	Three Months Ended		Six Months Ended

	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004

United States	10%	11%	10%	12%
Other Americas	2	2	2	2
Europe	12	12	12	12
China	26	21	24	20
Taiwan	18	22	19	22
Other Asia/Pacific	16	15	16	15
Korea	16	17	17	17

Total	100%	100%	100%	100%

      The decrease in our United States percentage of sales is a result of customers moving purchases of product to the Asia region. The increase in our China percentage of sales is due to our growing customer base, as well as our commitment to investing our resources in this growing region.
      Gross Profit. The decrease in gross profit for the second quarter and first six months of 2005 compared to the same period of 2004 was primarily due to our efforts to reduce internal and channel inventory during the second quarter. As a result, we experienced lower revenues and lower factory utilization. Approximately 39% of the gross profit decrease was due to declining revenues, with the remaining decrease due to lower factory utilization. We believe these factors impacted our gross margins by approximately 400 to 600 basis points. For the first six months of 2004, gross profit included a $1.9 million net reversal of sales reserves and a $0.9 million inventory charge associated with the discontinuation of certain products in connection with our 2003 restructuring actions.
      Operating Expenses. Research and development (R&D) expenses were roughly flat to slightly higher as a percentage of sales in the three and six month periods ended June 26, 2005, as compared to 2004. Selling, general and administrative (SG&A) expenses increased as a percentage of sales in the three and six month periods ended June 26, 2005, as compared to 2004 primarily due to a $3.8 million non-cash expense for the vesting of equity awards related to certain employee retirements in the first quarter of 2005, and an approximate year to date $4.0 million increase in legal costs associated with on-going litigation. Selling costs were roughly flat as a percentage of revenues.
      The decrease in amortization of acquisition-related intangibles is due to certain intangibles becoming fully amortized during the first quarter of 2004 and second quarter of 2005.
      During the three months and six months ended June 26, 2005, the company recorded restructuring charges of $3.9 million and $8.0 million, respectively. In the second quarter of 2005, these charges include $1.8 million in employee separation costs, $2.1 million in asset impairment charges, a $0.2 million net release due to a revised estimate associated with first quarter employee separation charges, and $0.2 million of other charges. For the six months ended June 25, 2005, these charges also include $3.9 million in employee separation costs, $0.5 million in office closure costs, and a $0.3 million reserve release associated with the 2004 Infrastructure Realignment Program due to new estimates in restructuring expenses.
      The 2005 Infrastructure Realignment Program commenced during the first quarter of 2005 and is expected to be substantially complete by the second quarter of 2006. This program will impact approximately 140 manufacturing and non-manufacturing personnel. We anticipate annual cost savings associated with employee separation of approximately $7.5 million beginning in 2006. In addition, we expect annualized cost savings of $0.5 associated with depreciation savings related to the second quarter 2005 asset impairment charge.

      During the three and six months ended June 27, 2004, the company recorded restructuring charges of $4.4 million and $8.2 million, respectively. In the second quarter of 2004, the charge included $2.0 million relating to our six-inch Mountaintop, PA closure, primarily associated with the decommissioning of certain assets, $0.2 million of employee separation costs related to the four-inch closure in South Portland, ME, an additional $1.7 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland, ME wafer fab, $0.5 million of additional charges relating to the closure of our Kuala Lumpur, Malaysia plant and $0.8 million of employee separation costs relating to the severance for approximately 15 employees in the United States associated with the first quarter 2004 infrastructure alignment project. The company also released $0.8 million of reserves relating primarily to second and fourth quarter 2003 employee separation costs and our Kuala Lumpur, Malaysia plant closure due to revised estimates relating to these actions. For the six months ended June 27, 2004, these charges also include $2.5 million relating to our six-inch Mountaintop, PA closure, primarily associated with the decommissioning of certain assets, $0.2 million of asset impairment charges relating to the discontinuation of our Memory product line, $0.9 million reversal of employee separation costs related to fewer than anticipated headcount reduction actions related to the four-inch closure in South Portland, ME, an additional $0.9 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland, ME wafer fab, $0.2 million of additional charges relating to the closure of our Kuala Lumpur, Malaysia plant and $0.9 million of employee separation costs relating to the severance for approximately 15 employees in the United States associated with on-going infrastructure alignment projects.
      In addition, for the six months ended June 27, 2004, the company recorded a net reserve release of $(1.9) million due to a change in distributor reserve estimates and a charge of $0.9 million of inventory reserves, recorded in revenues and cost of sales, respectively, associated with our 2003 restructuring actions.
      Total net costs for the closure of the six-inch wafer fab in Mountaintop were approximately $5.0 million for severance and $14.4 million for all other related costs and impairments. This closure was considered substantially complete as of March 27, 2005. Based on comparisons to our fourth quarter 2003 spending levels, the closure of the Mountaintop six-inch fab is expected to save us approximately $8.0 million annually in manufacturing costs, including salary and benefits associated with the termination of approximately 160 employees.
      Total net costs for the South Portland closure were approximately $2.1 million in severance and $10.3 million in asset impairments and other exit costs including decommissioning and technology transfer costs. This closure was considered substantially complete as of December 26, 2004. The South Portland four-inch fab closure is expected to save us approximately $10.0 million annually in manufacturing costs, including salary and benefits associated with the termination of approximately 90 employees.
      Total net costs for the Wuxi and Kuala Lumpur closures are approximately $5.4 million in severance and $5.6 million in asset impairments and other exit costs including decommissioning and technology transfer costs. Both of these closures were considered substantially complete as of December 26, 2004. These closures are expected to save us approximately $3.0 million annually in manufacturing costs, including salary and benefits associated with the termination of approximately 1,060 employees.
      On February 18, 2005, the company announced the acceleration of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have exercise prices per share of $19.50 or higher. As a result, options to purchase approximately 6 million shares of Fairchild stock became exercisable immediately upon the announcement. Based upon the company’s closing stock price of $16.15 on February 18, 2005, none of these options had economic value on the date of acceleration. As a result of the acceleration, the company expects to reduce the non-cash stock option expense that would otherwise be required in accordance with SFAS 123R, Share-Based Payment, by approximately $12 million in 2006, $4 million in 2007 and $1 million in 2008 on a pre-tax basis. The company believes that reducing these expenses in future periods is in the best interest of the company and its stockholders. The company also believes that with exercise prices in excess of current market values, the shares are not fully achieving their original objectives of incentive compensation and employee retention. Lastly, the company also believes the acceleration may have a positive effect on employee morale and retention.

      Interest Expense. Interest expense decreased $7.1 million and $9.6 million in the three and six month periods ended June 26, 2005, as compared to 2004. We had gross interest expense savings of $13.5 million related to the paydown of our 10 1/2% Notes on February 13, 2005. These savings were offset by an increase in interest paid on our term loan resulting from the $150 million increase in the term loan, which was used to paydown the Notes, as well as rising interest rates on the variable rate loan over the first six months of 2005.
      Interest Income. The increase in interest income in the three and six month periods ended June 26, 2005, as compared to 2004, is due to higher interest rates on investments.
      Other Expense. The $23.9 million recorded in the first six months of 2005 was for costs associated with the redemption of our 10 1/2% Notes. These costs included $18.5 million for the call premium and other transaction fees and a $5.4 million non-cash write off of deferred financing fees.
      Income Taxes. Income taxes from continuing operations for the second quarter and first six months of 2005 was $191.3 million and $174.9 million, on loss before taxes of $14.0 million and $40.8 million, respectively, compared to $3.6 million and $8.9 million, on income before taxes of $20.6 million and $38.9 million, respectively, for the comparable period of 2004. The primary change in income tax expense during the second quarter of 2005 is that a non-cash tax charge of $195.4 million was recorded to increase our U.S. valuation allowance to $202.0 million. This charge includes a valuation allowance on approximately $12.2 million and $6.2 million of U.S. tax benefits recorded during the first and second quarters of 2005, respectively. The valuation allowance of $202.0 million as of June 26, 2005 consists of the beginning of the year allowance of $6.1 million and second quarter 2005 charges of $195.4 million to income from continuing operations, $0.4 million to additional paid in capital and $0.1 million to other comprehensive income. We are continuing to examine other tax items, which could reduce the value of the valuation allowance recorded in the second quarter (See Note 13 in Item I).
      Comparative disclosures of revenue and gross profit of our reportable segments are as follows:

	Three Months Ended

	June 26,			June 27,
	2005			2004

			Gross			Gross
	Revenue	% of Total	Profit %	Revenue	% of Total	Profit %

	(Dollars in millions)
Power Discrete	$193.1	55.8%	22.1%	$216.5	52.3%	31.6%
Power Analog	66.7	19.3%	20.7%	83.3	20.1%	33.1%
Standard Products	86.2	24.9%	14.4%	114.5	27.6%	22.1%

Total	$346.0	100.0%	19.9%	$414.3	100.0%	29.3%

	Six Months Ended

	June 26,			June 27,
	2005			2004

			Gross			Gross
	Revenue	% of Total	Profit %	Revenue	% of Total	Profit %

	(Dollars in millions)
Power Discrete	$397.7	56.1%	23.9%	$423.7	52.1%	29.3%
Power Analog	137.0	19.3%	21.5%	156.4	19.2%	35.6%
Standard Products	174.1	24.6%	16.1%	233.9	28.7%	20.0%

Total	$708.8	100.0%	21.5%	$814.0	100.0%	27.9%

Power Discrete Products Group.
      Power Discrete revenues decreased approximately 11% and 6% in the second quarter and first six months of 2005, respectively, compared to the same periods of 2004. A decline in average selling prices brought revenues down 1%, while a 5% decline in unit volume contributed the remainder of the overall decrease in the first half of 2005. The decline in average selling prices was the result of continued pricing pressure, particularly from competition in China and changes in our product mix. The decline in unit volume was the result of reduced demand, particularly in Asia Pacific where distributors were actively reducing their inventory levels. Sales in the United States and Taiwan regions declined approximately 39% driven by lower low power product sales in the desktop, DC/DC and notebook markets, while sales in China increased 12% due to higher sales in the display, entertainment, and lighting-industrial markets. Gross profits decreased due to unfavorable changes in product mix, and decreased factory utilization. Power Discrete gross profit in the first six months of 2004 includes a $0.2 million sales reserve release recorded in revenue, associated with the discontinuation of certain products in connection with our 2003 restructuring actions.
      Power Discrete had operating income of $5.7 million and $21.0 million in the second quarter and first six months of 2005, compared to $33.6 million and $55.3 for the comparable periods of 2004. The decrease in operating income was due to lower gross profits and higher SG&A expenses. R&D expenses were roughly flat. SG&A expenses increased due mainly to increased allocated legal expenses, an increased focus on more field application support, as well as non-cash expenses related to certain employee retirement benefits. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the first quarter of 2004.

Power Analog Products Group.
      Power Analog revenues decreased approximately 20% and 12% in the second quarter and first six months of 2005, respectively, compared to the same periods of 2004. A decline in average selling prices and product mix decreased revenues 15%, while a moderate increase in unit volume grew revenues 3% in the first six months of 2005. Unit volume increases in the first quarter of 2005, particularly in Fairchild Power Switch (FPS), were offset by overall declines in unit volume in the second quarter. This was primarily due to reduced demand as distributors actively reduced their inventory levels. The decline in average selling prices was due to a lower margin mix and aggressive pricing pressure during the first half of 2005. Regional growth continued in Asia, while the United States declined consistent with the first quarter of 2005. Gross profits decreased as a result of our efforts to reduce channel and internal inventories, causing a decrease in factory utilization compared to 2004 levels. We also experienced an unfavorable change in product mix driven by decreased revenues from our heritage products and decreased revenue and volume in signal path products, specifically amps and mixed signal. Power Analog gross profit in the first six months of 2004 includes a charge (release) of $(0.2) million of sales reserves and $0.1 million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions.
      Power Analog had operating income (loss) of $(9.5) million and $(15.8) million in the second quarter and first six months of 2005, respectively, compared to $6.6 million and $14.3 million for the comparable periods of 2004, respectively. R&D expenses increased as a percentage of sales as spending remained flat, but revenues declined. We remain committed to our R&D to be able to sustain future revenue growth. SG&A expenses increased due to non-cash expenses related to certain employee retirement benefits as well as higher allocated legal expenses. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the first quarter of 2004.

Standard Products Group.
      Standard Products revenues decreased approximately 25% and 26% in the second quarter and first six months of 2005, respectively, compared to the same period of 2004. Unit volumes decreased sales 19%, while declines in average selling prices contributed an additional 7% to the overall decrease in the first half of 2005. The decline in revenues was due to reduced demand as our distributors actively reduced their inventory levels, particularly for our logic and discrete standard products, as well as significant pricing pressure. The decline in units was driven mainly by reduced demand for our logic and discrete standard products. Virtually all end markets declined and on a regional basis, Japan saw an over 52% decrease in revenues as distributors substantially reduced their inventories of our products. In addition, revenues declined $5.2 million in the first six months of 2005, compared to the same periods of 2004 due to the discontinuation of the Memory product line during 2004. In the future, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as our strategic focus shifts to the Power Analog and Power Discrete segments. Standard Product gross profits, excluding the effect of the discontinuation of the Memory product line, which was approximately $2.2 million in the first six months of 2004, decreased due to a combination of lower factory utilization as we reduced inventories and continued pricing pressure. While we anticipate revenues will continue to decline as a percentage of our total company revenues, we will continue to focus on improving gross profit margins in this product line. Standard Products gross profit in the first six months of 2004 includes $(1.5) million of sales reserve releases and $0.8 million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions.
      Standard Products had operating income (loss) of $(0.4) million and $1.9 million in the second quarter and first six months of 2005, compared to $9.9 million and $15.8 million for the comparable period of 2004. R&D expenses were flat as a percentage of revenue, while SG&A expenses increased due to a one-time non-cash expense related to certain employee retirement benefits and higher allocated legal expenses. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the second quarter of 2005.
Liquidity and Capital Resources
      We have a borrowing capacity of $180.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At June 26, 2005, adjusted for outstanding letters of credit, we had up to $179.4 million available under this senior credit facility. At June 26, 2005, we had additional outstanding letters of credit of $1.1 million and guarantees totaling $2.9 million that were issued on behalf of an unaffiliated company with which we currently have a strategic investment. At June 26, 2005, we also had $23.7 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.
      Our senior credit facility, which includes the $450 million term loan and the $180 million revolving line of credit, the indentures governing our 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum senior leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At June 26, 2005, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We had capital expenditures of $55.7 million in the first six months of 2005. This capital was primarily spent to expand manufacturing capacity in Korea.
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
      As of June 26, 2005, our cash and cash equivalents were $193.8 million, an increase of $47.5 million from December 26, 2004. Our short term and long term marketable securities totaled $172.7 million and

$95.0 million, respectively, a decrease of $249.4 million and $29.0 million, respectively as compared to December 26, 2004. Included in the short-term marketable securities are auction rate securities in which the company invests to help maintain liquidity. These securities have long-term underlying maturities, but are sold in a market which is highly liquid with interest rates reset every 7, 28, or 35 days. The company’s practice is to not hold these underlying securities to maturity but to take advantage of this interest rate reset feature to provide short-term liquidity for the company at advantageous yields when compared to cash equivalents. As of June 26, 2005, the company held $148.0 million of auction rate securities, a decrease of $263.8 million from December 26, 2004.
      During the first six months of 2005, our cash provided by operations was $23.7 million compared to $118.0 million in the comparable period of 2004. The decrease in cash provided by operating activities was due to a net loss in 2005 (exclusive of the non-cash deferred income tax reserve expense) in comparison to income in 2004, as well as other changes in working capital items, primarily current liabilities. Decreases in current liabilities was due to payments made on operating accruals, taxes, payables and a decrease in interest payable due to the payoff on the 10 1/2% Notes.
      Cash provided by investing activities during the first six months of 2005 totaled $220.6 million, compared to $174.0 million of cash used in investing activities for the comparable period of 2004. The increase primarily results from the sale of marketable investments, reduced purchases of marketable securities and decreased capital expenditures.
      Cash used in financing activities of $196.8 million for the first six months of 2005 was primarily due to the repayment of the company’s 10 1/2% Notes, net of the issuance of long term debt. Cash provided by financing activities of $12.5 million for the first six months of 2004 was primarily from proceeds from the exercise of stock options.
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

Policy on Business Outlook Disclosure and Quiet Periods
      It is our current policy to update our outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The outlook below is consistent with the outlook included in our July 14, 2005 press release announcing second quarter results. The second update is within a press release issued approximately two months into each quarter. The current outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the outlook is not updated to reflect management’s current expectations. The quiet period for the third quarter of 2005 will be from September 12, 2005 to October 13, 2005, when we plan to release our third quarter 2005 results. Except during quiet periods, the outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the outlook of the company’s financial results or expectations for the quarter in question.
Outlook
      For the third quarter of 2005, we expect revenues and gross margins to be roughly flat compared to the second quarter of 2005. Lead times at the beginning of the third quarter were in the 5 - 7 week range, which should allow us to book and ship a higher amount of orders during the quarter. We also plan to continue our efforts to manage factory loadings and focus on distribution re-sales to further reduce inventories in the channel. This revenue guidance reflects lower sales into the distribution channel for the third quarter than we expect in re-sales by the distributors. Once the distributor inventories hit an optimal level, we anticipate that our revenues will be better aligned to the current end demand levels.
      We expect R&D to remain fairly flat as a percentage of sales even as we shift funding to support greater investments in our analog business. We also expect SG&A to remain stable at the current percentage of sales as we plan to reduce spending in some areas to offset more spending on selling and field application engineer’s (FAE’s).
      To improve the quality of our business, our product lines are completing an exhaustive analysis of their lower margin products and are developing actions to improve these gross margins or discontinue/divest the products. The familiar 80/20 rule is very applicable here as only a handful of products and product lines are driving the lower margins. As we identify and execute on plans to exit certain products, we may be required to take charges over the next couple of quarters for potential returns or to adjust the carrying value of our inventory for these products. Ultimately, we expect that these product management actions will improve our on-going gross margins.
      Long term, we are focusing on improving our return on invested capital, or ROIC. Our new capital expenditure model will be in the range of 6-8% of sales, down from our historical average of approximately 11%. In addition, we have completed an analysis of our machinery and equipment useful lives. As a result of this analysis, beginning in the third quarter, we will be adjusting the useful lives of certain factory machinery and equipment to better align our depreciation to the actual longer lives we have experienced. The two changes of our new capital expenditures model and lower depreciation expenses will reduce depreciation expenses gradually this year and drive our quarterly depreciation and amortization run-rate to about $25 to $27 million in 2006.
Recently Issued Financial Accounting Standards
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20 and FASB SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for fiscal periods beginning after December 15, 2005. The company has yet to determine the impact, if any, of SFAS No. 154 on its consolidated financial statements.
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
      In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We are in the process of winding down operations in our Kuala Lumpur facility. As such, it is anticipated that a dividend distribution will be made in fiscal year 2005. The estimated amount of the dividend is $3.6 million. Taxes of $0.2 million were accrued at the end of fiscal year 2004 utilizing the special one time 85% dividend received deduction. We have not yet determined whether we are going to take advantage of the repatriation provisions on any other unremitted earnings. Until such time, we will make no change to our current intention to indefinitely reinvest the undistributed earnings of those foreign subsidiaries. The maximum amount of undistributed earnings that we can repatriate, as limited under the AJCA, is up to $500 million. The range of possible amounts qualifying as dividends of foreign earnings is between zero and approximately $400 million. The estimated range of income tax effects of such repatriation is between zero and approximately $33 million.
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
      The semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. Beginning in the fourth quarter of 2000 and continuing into 2003, we and the rest of the semiconductor industry experienced backlog cancellations and reduced demand for our products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. Although we believe the low point of this most recent cycle occurred in the third quarter of 2001, the semiconductor industry did not experience a recovery in orders until 2003. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. For example, in 2002, we sold approximately 7% more units than in 2001, yet our revenues were essentially unchanged. And, in 2003 we sold approximately the same numbers of units as in 2002, while at the same time experiencing revenue declines due to price decreases. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand for consumer electronics such as personal computers, cellular telephones, handsets and digital cameras, and automotive, household and industrial goods. These end user markets may experience changes in demand that could adversely affect our prospects.

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
      Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products has resulted in a number of claims for damages from customers. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Phenitec Semiconductor, Taiwan Semiconductor Manufacturing Company, Central Semiconductor Manufacturing Corporation, United Microelectronic Corporation, WIN Semiconductor and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include AUK, Enoch, Liteon Technology, Panjit Semiconductor, GEM Services, Hana Semiconductor, SP Semiconductor, STATS ChipPAC, STS Semiconductor and Wooseok. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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
      Distributors accounted for 67% of our net sales for the first six months of 2005. Our top five distributors worldwide accounted for 19% of our net sales for the first six months of 2005. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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
      Through our subsidiaries we maintain significant operations in the Philippines, Malaysia, China and South Korea and also operate facilities in Singapore. We have sales offices and customers around the world. Approximately three-quarters of our revenues in the first six months of 2005 were from Asia. The following are some of the risks inherent in doing business on an international level:

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
      As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 16% of our revenue for the second quarter of 2005.
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

We have significantly expanded our manufacturing operations in China and, as a result, will be increasingly subject to risks inherent in doing business in China, which may adversely affect our financial performance.
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

We are a leveraged company with a ratio of debt-to-equity at June 26, 2005 of approximately 0.6 to 1, which could adversely affect our financial health and limit our ability to grow and compete.
      At June 26, 2005, we had total debt of $651.0 million, and the ratio of this debt to equity was approximately 0.6 to 1. In June 2003 we entered into a new senior credit facility that included a $300 million term loan, the proceeds of which were used to redeem our 10 3/8% Senior Subordinated Notes due 2007, and a $180 million revolving line of credit. In January 2005 we increased the senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit of which $179.4 million remained undrawn as of June 26, 2005, adjusted for outstanding letters of credit. The proceeds from the increased senior credit facility were used, together with approximately $216 million in cash, to redeem all our outstanding 10 1/2% Senior Subordinated Notes due 2009. Despite reducing some of our long term debt we continue to carry substantial indebtedness which could have important consequences. For example, it could:

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
      We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, as amended in January 2005, permits borrowings of up to $180.0 million in revolving loans under the line of credit, in addition to the outstanding $450 million term loan that is currently outstanding under that facility. As of June 26, 2005, adjusted for outstanding letters of credit, we had up to $179.4 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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
      In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of June 26, 2005, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of June 26, 2005, our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
      There have been no changes in our internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our own internal control over financial reporting. During the first quarter of 2005, we implemented an upgrade to several modules of our enterprise resource planning (ERP) system.
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
      There were no sales of unregistered equity securities in the second quarter of 2005. The following table provides information with respect to purchases made by the company of its own common stock.

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number of	Average Price	as Part of Publicly	of Shares That May yet be
	Shares (or Units)	Paid per	Announced Plans	Purchased Under the Plans
Period	Purchased(1)	Share ($)	or Programs	or Programs

March 28, 2004 - April 24, 2005	150,000	13.64	—	—
April 25, 2004 - May 22, 2005	—	—	—	—
May 23, 2004 - June 26, 2005	—	—	—	—
Total	150,000	13.64	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Item 4.	Submission of Matters to a Vote of Security Holders
      (a) Our annual meeting of stockholders was held on May 4, 2004.
      (b) The following directors were elected at the meeting by the following votes:

	Votes for	Votes Withheld

Kirk P. Pond	107,512,455	3,061,443
Joseph R. Martin	108,737,416	1,836,482
Charles P. Carinalli	108,669,544	1,904,354
Charles M. Clough	101,087,052	9,486,846
Robert F. Friel	108,775,269	1,798,629
Thomas L. Magnanti	105,898,074	4,675,824
Bryan R. Roub	108,776,243	1,797,655
Ronald W. Shelly	104,218,407	6,355,491
William N. Stout	104,341,157	6,232,741
      (c) In addition to the election of directors described above, the following matters were voted on at the meeting:
      A proposal to amend the Fairchild Semiconductor Stock Plan, as described in our definitive proxy statement filed with the Securities and Exchange Commission on March 29, 2005, was approved by the following votes:

FOR: 80,059,755 AGAINST: 18,275,175 ABSTAIN: 1,552,149 BROKER NON-VOTES: 10,686,819
      A proposal to ratify the appointment of KPMG LLP as the independent auditors of the company for 2005, was approved by the following votes:

FOR: 108,920,143 AGAINST: 1,602,271 ABSTAIN: 51,484

Item 6.	Exhibits

Exhibit
No.	Description

10.1	Employment Agreement, dated as of April 6, 2005, between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (incorporated by reference from our current report on Form 8-K, filed on April 6, 2005).

10.2	Fairchild Semiconductor Stock Plan, approved at the Annual Stockholders’ Meeting held on May 4, 2005 (incorporated by reference from our current report on Form 8-K, filed on May 10, 2005).

10.3	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor Stock Plan.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.2	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Matthew W. Towse.
Items 3, and 5 are not applicable and have been omitted.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: August 5, 2005	By:	/s/ Robin A. Sawyer

Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)