Form 10-Q
period 2005-09-25
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2005-11-04
CIK 1036960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares outstanding of the issuer’s classes of common stock as of the close of business on September 25, 2005:

Title of Each Class	Number of Shares

Common Stock	120,115,459

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONSOLIDATED BALANCE SHEETS as of September 25, 2005 and December 26, 2004	3
CONSOLIDATED STATEMENTS OF OPERATIONS for the Three and Nine Months Ended September 25, 2005 and September 26, 2004	4
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) for the Three and Nine Months Ended September 25, 2005 and September 26, 2004	5
CONSOLIDATED STATEMENTS OF CASH FLOWS for the Nine Months Ended September 25, 2005 and September 26, 2004	6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures about Market Risk	48
Item 4. Controls and Procedures	48
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	49
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 6. Exhibits	50
SIGNATURE	52
EX-10.1 FORM OF PERFORMANCE UNIT AWARD AGREEMENT
EX-10.2 NON-QUALIFIED STOCK OPTION AGREEMENT
EX-10.3 PERFORMANCE UNIT AWARD AGREEMENT (THOMPSON)
EX-10.4 DEFERRED STOCK UNIT AWARD AGREEMENT (THOMPSON)
EX-10.5 PERFORMANCE UNIT AWARD AGREEMENT (POND)
EX-10.6 PERFORMANCE UNIT AWARD AGREEMENT (MARTIN)
EX-31.1 SECTION 302 CERTIFICATION OF C.E.O.
EX-31.2 SECTION 302 CERTIFICATION OF INTERIM PRINCIPAL FINANCIAL OFFICER
EX-32.1 SECTION 906 CERTIFICATION OF C.E.O.
EX-32.2 SECTION 906 CERTIFICATION OF INTERIM PRINCIPAL FINANCIAL OFFICER

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 25,	December 26,
	2005	2004

	(In millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$334.2	$146.3
Short-term marketable securities	106.4	422.1
Accounts receivable, net of allowances of $34.3 and $22.5 at September 25, 2005 and December 26, 2004, respectively	140.6	154.0
Inventories	216.3	253.9
Deferred income taxes, net of allowances of $20.7 and $0 at September 25, 2005 and December 26, 2004, respectively	5.0	25.7
Other current assets	32.9	30.4

Total current assets	835.4	1,032.4
Property, plant and equipment, net	635.1	664.1
Deferred income taxes, net of allowances of $189.7 and $6.1 at September 25, 2005 and December 26, 2004, respectively	—	129.3
Intangible assets, net	131.9	151.6
Goodwill	229.9	229.9
Long-term marketable securities	64.0	124.0
Other assets	31.8	45.2

Total assets	$1,928.1	$2,376.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4.5	$3.3
Accounts payable	96.2	118.2
Accrued expenses and other current liabilities	131.1	165.1

Total current liabilities	231.8	286.6
Long-term debt, less current portion	643.2	845.2
Deferred income taxes	28.6	—
Other liabilities	15.8	15.6

Total liabilities	919.4	1,147.4
Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,270.1	1,259.2
Accumulated deficit	(261.2)	(24.7)
Accumulated other comprehensive income (loss)	3.3	(2.5)
Less treasury stock (at cost)	(4.7)	(4.1)

Total stockholders’ equity	1,008.7	1,229.1

Total liabilities and stockholders’ equity	$1,928.1	$2,376.5

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

	(In millions, except per share data)
	(Unaudited)
Total revenue	$345.5	$409.7	$1,054.3	$1,223.7
Cost of sales	273.8	285.4	829.9	872.7

Gross profit	71.7	124.3	224.4	351.0

Operating expenses:
Research and development	19.7	20.6	58.2	62.3
Selling, general and administrative	51.8	46.1	146.7	131.9
Amortization of acquisition-related intangibles	5.9	6.1	18.1	19.9
Restructuring and impairments	4.2	8.2	12.2	16.4
Reserve for potential settlement losses	—	—	—	11.0

Total operating expenses	81.6	81.0	235.2	241.5

Operating income (loss)	(9.9)	43.3	(10.8)	109.5
Interest expense	9.5	16.1	31.5	47.7
Interest income	(3.4)	(2.6)	(9.4)	(6.9)
Other (income) expense	(3.4)	8.4	20.5	8.4

Income (loss) before income taxes	(12.6)	21.4	(53.4)	60.3
Provision for income taxes	8.2	8.0	183.1	16.9

Net income (loss)	$(20.8)	$13.4	$(236.5)	$43.4

Net income (loss) per common share:
Basic	$(0.17)	$0.11	$(1.97)	$0.36

Diluted	$(0.17)	$0.11	$(1.97)	$0.35

Weighted average common shares:
Basic	120.0	119.5	119.9	119.4

Diluted	120.0	121.7	119.9	123.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

	(In millions)
	(Unaudited)
Net income (loss)	$(20.8)	$13.4	$(236.5)	$43.4
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	—	0.4	2.1	1.1
Net amount reclassified to earnings for hedging	(0.1)	—	0.2	1.1
Net change associated with unrealized holding gain (loss) on marketable securities and investments.	3.7	0.7	3.4	(0.9)
Net amount reclassified to earnings for marketable securities	—	—	0.1	0.1

Comprehensive income (loss)	$(17.2)	$14.5	$(230.7)	$44.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 25,	September 26,
	2005	2004

	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(236.5)	$43.4
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	119.4	128.3
Amortization of deferred compensation	1.6	2.3
Non-cash restructuring and impairment expense	4.2	0.3
(Gain) loss on disposal of property, plant, and equipment	0.3	(0.8)
Non-cash vesting of equity awards	3.8	—
Non-cash financing expense	1.9	2.9
Deferred income taxes, net	177.1	5.3
Non-cash write off of deferred financing fees	5.4	—
Changes in operating assets and liabilities:
Accounts receivable, net	13.4	(18.5)
Inventories	37.6	(24.9)
Other current assets	11.0	(0.3)
Current liabilities	(56.0)	24.9
Other assets and liabilities, net	1.9	(3.7)

Cash provided by operating activities	85.1	159.2

Cash flows from investing activities:
Purchase of marketable securities	(472.1)	(720.5)
Sale of marketable securities	825.4	577.0
Maturity of marketable securities	20.6	51.7
Capital expenditures	(71.9)	(144.6)
Proceeds from sale of property, plant and equipment	—	6.7
Purchase of molds and tooling	(1.8)	(2.9)

Cash provided by (used in) investing activities	300.2	(232.6)

Cash flows from financing activities:
Repayment of long-term debt	(355.3)	(2.5)
Issuance of long-term debt	154.5	—
Proceeds from issuance of common stock and from exercise of stock options, net	10.4	21.6
Purchase of treasury stock	(6.0)	(6.6)
Debt issuance costs	(1.0)	(0.4)

Cash provided by (used in) financing activities	(197.4)	12.1

Net change in cash and cash equivalents	187.9	(61.3)
Cash and cash equivalents at beginning of period	146.3	169.5

Cash and cash equivalents at end of period	$334.2	$108.2

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
Note 2 — Financial Statement Details

	September 25,	December 26,
	2005	2004

	(In millions)
Inventories
Raw materials	$27.3	$30.9
Work in process	135.4	162.5
Finished goods	53.6	60.5

	$216.3	$253.9

Property, plant and equipment
Land	$32.0	$32.1
Buildings and improvements	304.4	299.5
Machinery and equipment	1,314.1	1,273.9
Construction in progress	99.7	109.8

Total property, plant and equipment	1,750.2	1,715.3
Less accumulated depreciation	1,115.1	1,051.2

	$635.1	$664.1

      During the third quarter of 2005, the company completed an analysis of the useful life assumptions on certain factory machinery and equipment. As a result, the estimated useful life assumptions for certain machinery and equipment was adjusted to better align depreciation expense to the actual historical useful lives. As a result, the company had a reduction in depreciation expense of approximately $15 million in the third quarter of 2005, which was offset by approximately $12 million of cost of sales of inventory manufactured under previous costs. This resulted in a net favorable impact for the quarter of approximately $3 million.

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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

	(In millions)
Basic weighted average common shares outstanding	120.0	119.5	119.9	119.4
Net effect of dilutive stock options and DSUs based on the treasury stock method using the average market price	—	2.2	—	4.4

Diluted weighted average common shares outstanding	120.0	121.7	119.9	123.8

      For the three and nine months ended September 25, 2005, approximately 3.1 million and 2.7 million common equivalent shares from stock options and DSUs, respectively, have been excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive. In addition, $1.7 million and $5.1 million were excluded in the computation of net income (loss) for the three and nine months ended September 25, 2005 and September 26, 2004, respectively, and 6.7 million potential common shares were excluded in the computation of diluted earnings per share as a result of the assumed conversion of the convertible senior subordinated notes because the effect would have been anti-dilutive.
      For the three and nine months ended September 25, 2005, approximately 13.7 million and 16.1 million, respectively, of the company’s stock options were greater than or equal to the average price of the common shares, and therefore have been excluded because their inclusion would have been anti-dilutive. For the three and nine months ended September 26, 2004, approximately 18.3 million and 13.3 million, respectively, of the company’s stock options were greater than or equal to the average price of the common shares, and therefore have been excluded because their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.
Note 4 — Supplemental Cash Flow Information

	Nine Months Ended

	September 25,	September 26,
	2005	2004

	(In millions)
Cash paid, net for:
Income taxes	$6.6	$4.5

Interest	$38.0	$51.8

Note 5 —	Marketable Securities
      The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, and U.S. Government securities with maturities of no greater than 36 months. The company also invests in auction rate securities. These securities have long-term underlying maturities, however, the market is highly liquid and the interest rates reset based on an auction process every 7, 28 or 35 days. The company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed. The company’s practice is to invest in these securities for higher yields compared to cash equivalents. Prior to December 26, 2004, auction rate securities were classified as cash equivalents due to their highly liquid nature. They are now classified as short-term investments for the periods presented. In addition, due to the new classification all purchases and sales of auction rate securities are reflected in the investing section of the Consolidated Statements of Cash Flows. As a result, certain previously reported amounts have been reclassified in the accompanying Consolidated

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statement of Cash Flows for the nine months ended September 26, 2004 to conform to this presentation. Auction rate securities of $420.1 million and $361.6 million were reclassified from cash to short-term marketable investments as of September 26, 2004 and December 28, 2003, respectively.
      All of the company’s marketable securities are classified as available-for-sale. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of other comprehensive income within stockholders’ equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense.
      The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 25, 2005 are as follows:

	Amortized	Market
	Cost	Value

	(In millions)
Due in one year or less	$50.6	$50.0
Due after one year through three years	65.0	64.0
Due after ten years	56.5	56.4

	$172.1	$170.4

Note 6 —	Investments
      The company has certain strategic investments that are typically accounted for on a cost basis as they are less than 20% owned, and the company does not exercise significant influence over the operating and financial policies of the investee. Under the cost method, investments are held at historical cost, less impairments, as there are no readily determinable market values. The company periodically assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. A variety of factors is considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee. During the third quarter of 2005, the company recorded a $1.1 million charge to other expense for the partial write-down of a strategic investment.
      During the third quarter of 2005, one of the company’s strategic investments completed its initial public offering. As a result, the investment is now classified as available-for sale and is carried at fair market value with unrealized gains and losses included as a component of other comprehensive income within stockholders’ equity, net of any related tax effect. The cost basis of this investment as of June 26, 2005 was $0.5 million and was included in other assets on the balance sheet. The fair value based on the ending stock price as of September 25, 2005 was $4.4 million, which was included in other current assets on the balance sheet.
      The total cost basis for strategic investments, which are included in other assets on the balance sheet, as of September 25, 2005 and December 26, 2004 are $4.0 million and $5.6 million respectively, net of write-offs. There were no strategic investments classified as available-for-sale as of December 26, 2004.

Note 7 —	Stock Based Compensation
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

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

	(In millions, except per share amounts)
Net income (loss), as reported	$(20.8)	$13.4	$(236.5)	$43.4
Add: Stock compensation charge included in net income (loss) determined under the intrinsic value method, net of tax	0.4	0.5	5.4	1.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4.2)	(11.4)	(57.0)	(35.4)

Pro forma net income (loss)	$(24.6)	$2.5	$(288.1)	$9.4

Income (loss) per share:
Basic — as reported	$(0.17)	$0.11	$(1.97)	$0.36

Basic — pro forma	$(0.21)	$0.02	$(2.40)	$0.08

Diluted — as reported	$(0.17)	$0.11	$(1.97)	$0.35

Diluted — pro forma	$(0.21)	$0.02	$(2.40)	$0.08

      Due to the income tax valuation allowance recorded by the company in the second quarter of 2005, the pro forma effect on net loss for the nine months ended September 25, 2005 reflects a zero U.S. tax rate. The nine months ended September 25, 2005 also includes the reversal of the first quarter tax effect.
      The weighted average fair value of options granted was $7.13 and $7.20 for the three and nine months ended September 25, 2005, respectively, and $8.83 and $12.56 for the three and nine months ended September 26, 2004, respectively. The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

Expected volatility	53.3%	67.0%	53.7%	68.0%
Dividend yield	—	—	—	—
Risk-free interest rate	4.0%	3.6%	4.0%	3.8%
Expected life, in years	3.9	6.0	4.0	6.0
      In light of new accounting guidance under SFAS No. 123R, Share-Based Payment, which addresses option valuation for employee awards, the company has reevaluated its assumptions used in estimating the fair value of employee options granted in the third quarter of 2005. Based on this reevaluation, the company has revised its methodology for estimating volatility and expected life. For the expected volatility, the company has evaluated historical volatility and adjusted for expected future results to determine a reasonable assumption. For expected term, the company has evaluated terms based on history and exercise patterns across its demographic population to determine a reasonable assumption. The company has estimated these assumptions considering the guidance in SFAS No. 123R and Staff Accounting Bulletin (SAB) No. 107 and has

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determined that the assumptions used for the third quarter of 2005 are more appropriate estimates of the company’s expected volatility and expected life.
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
      During the second quarter of 2005, the company accelerated unvested stock options related to certain employee retirements, effective June 26, 2005. As a result of this acceleration, options to purchase approximately 350,000 shares became exercisable at the date of acceleration. In addition, approximately $0.5 million of additional expense is included in pro forma net loss for the nine months ended September 25, 2005.
      The company uses the expense recognition method in Financial Accounting Standards Board (FASB) Interpretation (FIN) 28: Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans for recognizing stock compensation expense for SFAS No. 123 disclosure purposes.
      The company previously reported that it would apply the expense recognition provisions relating to stock options beginning in the third quarter of 2005 in accordance with the revised SFAS No. 123R; however, on April 14, 2005, the Securities and Exchange Commission adopted a new rule which amended the compliance date to the beginning of the first annual period that begins after June 15, 2005, therefore deferring the company’s required adoption to the beginning of the first quarter of 2006.
      Under SFAS No. 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The company expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The company also expects to apply the modified prospective transition method upon adoption of SFAS No. 123R.

Note 8 —	Goodwill and Intangible Assets
      A summary of acquired intangible assets is as follows:

		As of September 25, 2005		As of December 26, 2004

	Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization

		(In millions)
Identifiable intangible assets:
Developed technology	5 - 15 years	$225.6	$(103.9)	$225.6	$(89.5)
Customer base	8 years	55.8	(45.9)	55.8	(40.7)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Trademarks and tradenames	4 years	24.9	(24.9)	24.9	(24.9)
Patents	4 years	5.4	(5.1)	5.4	(5.0)

Subtotal		342.1	(210.2)	342.1	(190.5)
Goodwill		229.9	—	229.9	—

Total		$572.0	$(210.2)	$572.0	$(190.5)

      The company assesses the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2005, we determined that certain products acquired no longer fit the overall strategy of our business, which

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
triggered an intangible asset impairment review. The recoverability of these assets was measured by comparing the carrying value to the future undiscounted cash flows. The test determined that the undiscounted cash flows were less than the carrying amounts, so an impairment loss was recorded to the extent that the carrying amount exceeded the fair value. As a result, we recognized a $1.6 million impairment of developed technology during the third quarter of 2005, which was recorded in restructuring and impairments in the accompanying statement of operations.
      Due to a change in our SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, segment reporting at the beginning of 2005, our new identified reporting units that carry goodwill include Power Analog Products Group (“Power Analog”), Power Discrete Products Group (“Power Discrete”) and Standard Products Group (“Standard Products”). The carrying amount of goodwill by reporting unit is as follows:

	Power	Power	Standard
	Analog	Discrete	Products	Total

	(In millions)
Balance as of September 25, 2005 and December 26, 2004	$15.5	$159.9	$54.5	$229.9
      During the nine months ended September 25, 2005, there were no changes to the carrying amount of goodwill due to acquisitions or divestitures. Also, in conjunction with the change in our SFAS No. 131 segment reporting during the first quarter of 2005, goodwill was retested for impairment and the company concluded that goodwill was not impaired.
      The estimated amortization expense for intangible assets for the remainder of 2005 and for each of the five succeeding fiscal years is as follows:

(In millions)

Estimated Amortization Expense:
Remainder of 2005	$5.9
2006	23.4
2007	18.3
2008	16.5
2009	16.4
2010	16.4
Note 9 — Segment Information
      Effective December 27, 2004 (first day of fiscal year 2005), the company realigned its operating segments as a result of its reorganization of the reporting and management structure. The company is currently organized into three reportable segments: Power Discrete, Power Analog and Standard Products. Power Discrete includes high power, low power, automotive and radio frequency (“RF”) products. Power Analog includes system power, power conversion, signal conditioning, switches and interface products. Standard Products includes opto lighting, linear IC, logic, small signal products and foundry.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Historical amounts in the table below have been reclassified to align with these new operating segments. Selected operating segment financial information for the three and nine months ended September 25, 2005 and September 26, 2004 is as follows:

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

	(In millions)
Revenue and Operating Income (Loss):
Power Discrete
Total revenue	$195.0	$220.3	$592.7	$644.0
Operating income	6.1	39.0	27.1	94.3

Power Analog
Total revenue	62.0	80.4	199.0	236.8
Operating income (loss)	(14.8)	4.9	(30.6)	19.2

Standard Products
Total revenue	88.5	109.0	262.6	342.9
Operating income	3.0	7.6	4.9	23.4

Other
Operating loss(1)	(4.2)	(8.2)	(12.2)	(27.4)

Total Consolidated
Total revenue	$345.5	$409.7	$1,054.3	$1,223.7
Operating income (loss)	$(9.9)	$43.3	$(10.8)	$109.5

(1)	Includes $4.2 million and $12.2 million of restructuring in the three and nine months ended September 25, 2005, respectively, and $8.2 million and $16.4 million of restructuring in the three and nine months ended September 26, 2004, respectively. Also includes $11.0 million for the nine months ended September 26, 2004 for a reserve for potential settlement losses stemming from customer claims related to products manufactured with a defective mold compound purchased from Sumitomo Bakelite Singapore Pte. Ltd and affiliated companies (see Note 13 and 16).
Note 10 — Restructuring and Impairments
      During the three months and nine months ended September 25, 2005, the company recorded restructuring charges of $4.2 million and $12.2 million, respectively. In the third quarter of 2005, these charges include $2.9 million in employee separation costs, $1.6 million in asset impairment charges, and a $0.3 million net reserve release due to a revised estimate of employee separation medical costs. For the nine months ended September 25, 2005, these charges also include $5.7 million in employee separation costs, $0.5 million in office closure costs, $2.1 million in asset impairment charges, $0.2 million of other transfer costs, a $0.3 million reserve release associated with the 2004 Infrastructure Realignment Program due to revised estimates, and a $0.2 million net reserve release due to revised estimates associated with first quarter employee separation charges.
      During the three and nine months ended September 26, 2004, the company recorded restructuring charges of $8.2 million and $16.4 million, respectively. In the third quarter of 2004, the charge included $2.9 million relating to our six-inch Mountaintop, Pennsylvania wafer fab closure, primarily associated with the decommissioning of certain assets, $5.0 million primarily relating to decommissioning of certain assets

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
relating to the closure of our four-inch South Portland, Maine wafer fab, and $0.3 million of additional charges related to the closure of our Kuala Lumpur, Malaysia plant; all related to restructuring actions announced in 2003. The company also released $0.4 million of reserves relating to employee separation costs at our four-inch South Portland wafer fab, due to revised estimates. In addition, the company recorded a charge of $0.4 million for additional employee separation costs relating to previously announced infrastructure alignment projects. For the nine months ended September 26, 2004, these charges also included $4.5 million relating to our six-inch Mountaintop wafer fab closure, primarily associated with the decommissioning of certain assets, $0.2 million of asset impairment charges relating to the discontinuation of our memory product line, $0.2 million of employee separation costs relating to the closure of our four-inch South Portland wafer fab, $2.6 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland wafer fab, $0.7 million of additional charges relating to the closure of our Kuala Lumpur plant, and $1.7 million of employee separation costs relating to the severance for approximately 30 employees in the United States associated with on-going infrastructure alignment projects. The company recorded a $0.9 million reversal of employee separation costs related to fewer than anticipated headcount reduction actions related to the four-inch wafer fab closure in South Portland. In addition, the company also released $0.8 million of reserves relating primarily to second quarter and fourth quarter 2003 employee separation costs and our Kuala Lumpur plant closure due to revised estimates relating to these actions.
      In the third quarter of 2004, the company also recorded net reserve releases of $0.2 million of sales reserves and $0.6 million of inventory reserves, recorded in revenue and cost of sales, respectively, due to a change in reserve estimates. For the nine months ended September 26, 2004, the company also recorded $1.9 million of distributor reserve release due to a change in estimate and a charge of $0.9 million of inventory reserve, recorded in revenue and cost of sales, respectively. All related charges were associated with our 2003 restructuring actions. Inventory and distributor reserves associated with these actions are complete.
      The following table summarizes the activity in the company’s accrual for restructuring and impairment costs for the three and nine months ended September 25, 2005 (in millions):

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	12/26/2004	Charges	Paid	Release	Items	3/27/2005

First Quarter 2003 Restructuring Program:
Mountaintop, PA 6 Inch Closure Employee Separation Costs	$0.1	$—	$(0.1)	$—	$—	$—
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	0.1	—	(0.1)	—	—	—
South Portland, ME 4 Inch Closure Employee Separation Costs	0.7	—	(0.1)	—	—	0.6
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	0.5	—	(0.3)	—	—	0.2
2004 Infrastructure Realignment Program:
Employee Separation Costs	3.2	—	(1.0)	(0.3)	—	1.9
2005 Infrastructure Realignment Program:
Employee Separation Costs	—	3.9	(0.9)	—	—	3.0
Office Closure Costs	—	0.5	—	—	—	0.5

	$4.6	$4.4	$(2.5)	$(0.3)	$—	$6.2

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	3/27/2005	Charges	Paid	Release	Items	6/26/2005

Second Quarter 2003 Restructuring Program:
South Portland, ME 4 Inch Closure Employee Separation Costs	$0.6	$—	$(0.1)	$—	$—	$0.5
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	0.2	—	—	—	—	0.2
2004 Infrastructure Realignment Program:
Employee Separation Costs	1.9	—	(0.4)	—	—	1.5
2005 Infrastructure Realignment Program:
Employee Separation Costs	3.0	1.8	(3.0)	(0.2)	—	1.6
Office Closure Costs	0.5	—	(0.1)	—	—	0.4
Asset Impairment	—	2.1	—	—	(2.1)	—
Transfer Costs	—	0.2	(0.2)	—	—	—

	$6.2	$4.1	$(3.8)	$(0.2)	$(2.1)	$4.2

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	6/26/2005	Charges	Paid	Release	Items	9/25/2005

Second Quarter 2003 Restructuring Program:
South Portland, ME 4 Inch Closure Employee Separation Costs	$0.5	$—	$—	$(0.3)	$—	$0.2
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	0.2	—	—	—	—	0.2
2004 Infrastructure Realignment Program:
Employee Separation Costs	1.5	—	(0.4)	—	—	1.1
2005 Infrastructure Realignment Program:
Employee Separation Costs	1.6	2.9	(0.7)	—	(0.7)	3.1
Office Closure Costs	0.4	—	(0.3)	—	—	0.1
Asset Impairment	—	1.6	—	—	(1.6)	—

	$4.2	$4.5	$(1.4)	$(0.3)	$(2.3)	$4.7

      The company expects to complete payment of substantially all 2003 and 2004 restructuring accruals by the second quarter of 2006, and substantially all 2005 accruals by the third quarter of 2006.

Note 11 —	Refinancing of Senior Credit Facility
      In January 2005, the company increased its senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit. On January 13, 2005, Fairchild Semiconductor Corporation gave notice to redeem all $350 million of its 10 1/2% Senior Subordinated Notes due 2009. The company used the proceeds of the $150 million increase of the term loan together with approximately $216 million of existing cash, to complete the redemption, which included a call premium of 5.25%, on February 13, 2005. The company incurred a cash charge of $19.6 million in the first quarter of 2005 for the call premium and accrued and unpaid interest through the date of

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
redemption. The company also incurred a non-cash charge of $5.4 million for the write-off of deferred financing fees associated with the redeemed notes. The refinancing reduced the company’s debt by approximately $200 million, net of the term loan increase, during the quarter ended March 27, 2005.

Note 12 —	Derivatives
      The company uses derivative instruments to manage exposures to foreign currencies. In accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the fair value of these hedges is recorded on the balance sheet. Certain forecasted transactions are exposed to foreign currency risks. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Malaysian ringgit and Korean won. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.
      Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, had no impact on earnings for the three and nine months ended September 25, 2005. Three cash flow hedges were discontinued for the nine months ended September 25, 2005. The $0.1 million favorable impact of terminating the hedges was recorded in the statement of operations in accordance with SFAS No. 133.
      Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. The company estimates that the entire $0.5 million of net unrealized derivative gains included in OCI will be reclassified into earnings within the next twelve months.

Note 13 —	Contingencies
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
      Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. The company has also resolved similar claims with several of its leading customers. The company has limited insurance coverage for such customer claims, almost all of which has been utilized. While the exact amount of these losses is not known, the company recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004. This estimate was based upon an assessment of the potential liability using an analysis of all the claims to date and historical experience. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
company may incur a liability in excess of the current reserve. At September 25, 2005 and December 26, 2004 the reserve for estimated potential settlement losses was $10.3 million and $11.0 million, respectively.
      In a related action, the company filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Co. Ltd., and other related parties in California Superior Court for Santa Clara County, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to the company’s customers as a result of mold compound supplied by Sumitomo. Other manufacturers have also filed lawsuits against Sumitomo relating to the same mold compound issue. During the third quarter the company agreed to settle litigation against Amkor Technology, Inc., a co-defendant with Sumitomo. As a result of this settlement the company recorded net settlement gains before taxes of approximately $2.7 million in the third quarter of 2005. On September 30, 2005, the company agreed to settle its lawsuit against Sumitomo. Accordingly, the company will record net settlement gains before taxes of approximately $18 million in the fourth quarter of 2005.
      On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. (POWI) in the United States District Court for the District of Delaware. The complaint filed by POWI alleges that certain of the company’s Pulse-Width Modulator (PWM) integrated circuit products infringe four of POWI’s U.S. patents, and seeks a permanent injunction preventing the companies from manufacturing, selling, offering for sale or importing the allegedly infringing products as well as money damages for the alleged past infringement. The company has analyzed the POWI patents in light of its products and, based on that analysis, does not believe its products violate POWI’s patents and, accordingly, plans to vigorously contest this lawsuit.
      On December 30, 2004, the company’s wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by ZTE Corporation, a communications equipment manufacturer, in Guangdong Higher People’s Court in Guangzhou, People’s Republic of China. The complaint filed by ZTE alleges that certain of the company’s products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 RMB as damages. The company contested the lawsuit in a trial held on October 20, 2005 and the court’s decision is pending. The company continues to deny the allegations in the lawsuit.
      From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on its business, financial condition, results of operations or financial condition.
Note 14 — Income Taxes
      Income taxes from continuing operations for the third quarter and first nine months of 2005 was $8.2 million and $183.1 million, on loss before taxes of $12.6 million and $53.4 million, respectively, as compared to $8.0 million and $16.9 million, on income before taxes of $21.4 million and $60.3 million, respectively, for the comparable period of 2004. Included in worldwide tax expense of $8.2 million for the third quarter of 2005 is a non-cash charge of $9.2 million recorded to increase the valuation allowance for U.S. deferred tax assets. As a result of establishing a full valuation allowance against its net U.S. deferred tax assets in the second quarter of 2005, the company did not recognize any deferred tax benefits related to U.S. net losses incurred in the third quarter of 2005. The valuation allowance of $210.4 million as of September 25, 2005 consists of the beginning of the year allowance of $6.1 million and year to date 2005 charges (benefits) of $204.6 million to income from continuing operations, $0.9 million to additional paid in capital and $(1.2) million to other comprehensive income.
      Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not likely to be realizable. Realization is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. At the end of the second quarter of 2005, full year 2005 projections changed from a forecasted U.S. profit to a forecasted U.S. loss. This shift in full year 2005 forecasted results, from income to a loss, continues the cumulative losses incurred in the U.S. in recent years and represents significant negative evidence under SFAS No. 109 which is difficult to overcome. Accordingly, a full valuation allowance was recorded in the second quarter of 2005. The company will maintain a full valuation allowance on its net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Until such time that some or all of the valuation allowance is reversed, future income tax expense (benefit) in the U.S. will be offset by adjustments to the valuation allowance to effectively eliminate any income tax expense or benefit in the United States. Income taxes will continue to be recorded for other tax jurisdictions subject to the need for valuation allowances in those jurisdictions.
      During the quarter ended September 25, 2005, in conjunction with the filing of current and amended U.S. income tax returns to make certain tax elections (the capitalization of research and development and the recording of foreign tax credits), the components of the U.S. deferred tax asset were recharacterized as compared to December 26, 2004. As a result of the amended returns, the deferred tax asset related to the U.S. net operating loss decreased by $104.2 million, foreign tax credits increased by $38.2 million and other temporary differences increased by $64.4 million.

Note 15 —	Condensed Consolidating Financial Statements
      The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of September 25, 2005 and December 26, 2004 and related condensed consolidating statements of operations for the three and nine months ended September 25, 2005 and September 26, 2004 and condensed consolidating cash flows for the nine months ended September 25, 2005 and September 26, 2004.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET

	September 25, 2005

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$85.0	$—	$249.2	$—	$334.2
Short-term marketable securities	—	106.4	—	—	—	106.4
Accounts receivable, net	—	17.9	—	122.7	—	140.6
Inventories	—	109.8	4.9	101.6	—	216.3
Deferred income taxes, net	—	—	—	5.0	—	5.0
Other current assets	—	20.0	—	12.9	—	32.9

Total current assets	—	339.1	4.9	491.4	—	835.4
Property, plant and equipment, net	—	293.3	1.5	340.3	—	635.1
Intangible assets, net	—	32.1	14.2	85.6	—	131.9
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	64.0	—	—	—	64.0
Investment in subsidiary	1,005.4	874.7	263.3	89.4	(2,232.8)	—
Other assets	—	15.8	1.8	14.2	—	31.8

Total assets	$1,005.4	$1,786.7	$347.5	$1,021.3	$(2,232.8)	$1,928.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4.5	$—	$—	$—	$4.5
Accounts payable	—	63.8	0.2	32.2	—	96.2
Accrued expenses and other current liabilities	—	77.2	0.9	53.0	—	131.1

Total current liabilities	—	145.5	1.1	85.2	—	231.8
Long-term debt, less current portion	—	643.2	—	—	—	643.2
Net intercompany (receivable) payable	—	(29.3)	(15.5)	44.8	—	—
Deferred income taxes	—	18.1	—	10.5	—	28.6
Other liabilities	—	0.5	—	15.3	—	15.8

Total liabilities	—	778.0	(14.4)	155.8	—	919.4

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,270.1	—	—	—	—	1,270.1
Retained earnings (deficit)	(261.2)	1,005.4	361.9	865.5	(2,232.8)	(261.2)
Accumulated other comprehensive loss	—	3.3	—	—	—	3.3
Less treasury stock (at cost)	(4.7)	—	—	—	—	(4.7)

Total stockholders’ equity	1,005.4	1,008.7	361.9	865.5	(2,232.8)	1,008.7

Total liabilities and stockholders’ equity	$1,005.4	$1,786.7	$347.5	$1,021.3	$(2,232.8)	$1,928.1

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 25, 2005

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
	(Unaudited)
Total revenue	$—	$324.2	$1.1	429.0	$(408.8)	$345.5
Cost of sales	—	298.9	3.3	380.4	(408.8)	273.8

Gross profit (loss)	—	25.3	(2.2)	48.6	—	71.7

Operating Expenses:
Research and development	—	11.5	2.6	5.6	—	19.7
Selling, general and administrative	—	35.5	1.1	15.2	—	51.8
Amortization of acquisition-related intangibles	—	1.4	0.5	4.0	—	5.9
Restructuring and impairments	—	3.9	0.1	0.2	—	4.2

Total operating expenses	—	52.3	4.3	25.0	—	81.6

Operating income (loss)	—	(27.0)	(6.5)	23.6	—	(9.9)
Interest expense	—	9.5	—	—	—	9.5
Interest income	—	(2.9)	(0.1)	(0.4)	—	(3.4)
Other income, net	—	(3.4)	—	—	—	(3.4)
Equity in subsidiary (income) loss	20.8	(12.8)	7.1	—	(15.1)	—

Income (loss) before income taxes	(20.8)	(17.4)	(13.5)	24.0	15.1	(12.6)
Provision for income taxes	—	3.4	0.1	4.7	—	8.2

Net income (loss)	$(20.8)	$(20.8)	$(13.6)	$19.3	$15.1	$(20.8)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 25, 2005

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
	(Unaudited)
Total revenue	$—	$1,007.6	$3.7	$1,312.0	$(1,269.0)	$1,054.3
Cost of sales	—	929.6	8.1	1,161.2	(1,269.0)	829.9

Gross profit (loss)	—	78.0	(4.4)	150.8	—	224.4

Operating expenses:
Research and development	—	32.7	8.0	17.5	—	58.2
Selling, general and administrative	—	99.1	3.1	44.5	—	146.7
Amortization of acquisition-related intangibles	—	4.3	1.8	12.0	—	18.1
Restructuring and impairments	—	10.8	0.1	1.3	—	12.2

Total operating expenses	—	146.9	13.0	75.3	—	235.2

Operating income (loss)	—	(68.9)	(17.4)	75.5	—	(10.8)
Interest expense	—	31.5	—	—	—	31.5
Interest income	—	(8.6)	(0.1)	(0.7)	—	(9.4)
Other expense, net	—	20.5	—	—	—	20.5
Equity in subsidiary (income) loss	230.6	(38.9)	(3.4)	—	(188.3)	—

Income (loss) before income taxes	(230.6)	(73.4)	(13.9)	76.2	188.3	(53.4)
Provision for income taxes	5.9	157.2	12.5	7.5	—	183.1

Net income (loss)	$(236.5)	$(230.6)	$(26.4)	$68.7	$188.3	$(236.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 25, 2005

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
	(Unaudited)
Cash flows provided by (used in) operating activities:	$—	$(161.7)	$—	$246.8	$85.1

Investing activities:
Purchase of marketable securities	—	(472.1)	—	—	(472.1)
Sale of marketable securities	—	825.4	—	—	825.4
Maturity of marketable securities	—	20.6	—	—	20.6
Capital expenditures	—	(26.4)	—	(45.5)	(71.9)
Purchase of molds and tooling	—	—	—	(1.8)	(1.8)
Investment (in) from affiliate	(4.4)	4.4	—	—	—

Cash provided by (used in) investing activities	(4.4)	351.9	—	(47.3)	300.2

Financing activities:
Repayment of long-term debt	—	(355.3)	—	—	(355.3)
Issuance of long-term debt	—	154.5	—	—	154.5
Proceeds from issuance of common stock and from exercise of stock options, net	10.4	—	—	—	10.4
Purchase of treasury stock	(6.0)	—	—	—	(6.0)
Other	—	(1.0)	—	—	(1.0)

Cash provided by (used in) financing activities	4.4	(201.8)	—	—	(197.4)

Net change in cash and cash equivalents	—	(11.6)	—	199.5	187.9
Cash and cash equivalents at beginning of period	—	96.6	—	49.7	146.3

Cash and cash equivalents at end of period	$—	$85.0	$—	$249.2	$334.2

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—	$—	$6.6	$6.6

Interest	$—	$38.0	$—	$—	$38.0

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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 26, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
	(Unaudited)
Total revenue	$—	$356.5	$24.2	$467.7	$(438.7)	$409.7
Cost of sales	—	321.1	22.9	380.1	(438.7)	285.4

Gross profit	—	35.4	1.3	87.6	—	124.3

Operating Expenses:
Research and development	—	8.3	6.2	6.1	—	20.6
Selling, general and administrative	—	29.9	2.2	14.0	—	46.1
Amortization of acquisition-related intangibles	—	0.2	1.9	4.0	—	6.1
Restructuring and impairments	—	5.0	2.9	0.3	—	8.2

Total operating expenses	—	43.4	13.2	24.4	—	81.0

Operating income (loss)	—	(8.0)	(11.9)	63.2	—	43.3
Interest expense	—	16.0	—	0.1	—	16.1
Interest income	—	(2.4)	—	(0.2)	—	(2.6)
Other expense	—	8.4	—	—	—	8.4
Equity in subsidiary income	(13.4)	(48.2)	(12.3)	—	73.9	—

Income before income taxes	13.4	18.2	0.4	63.3	(73.9)	21.4
Provision for income taxes	—	4.8	—	3.2	—	8.0

Net income	$13.4	$13.4	$0.4	$60.1	$(73.9)	$13.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 26, 2004

	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.

	(In millions)
	(Unaudited)
Total revenue	$—	$1,031.8	$90.9	$1,385.4	$(1,284.4)	$1,223.7
Cost of sales	—	918.3	86.6	1,152.2	(1,284.4)	872.7

Gross profit	—	113.5	4.3	233.2	—	351.0

Operating expenses:
Research and development	—	23.9	20.0	18.4	—	62.3
Selling, general and administrative	—	85.8	6.2	39.9	—	131.9
Amortization of acquisition-related intangibles	—	0.5	5.9	13.5	—	19.9
Restructuring and impairments	—	9.6	6.4	0.4	—	16.4
Reserve for potential settlement losses	—	11.0	—	—	—	11.0

Total operating expenses	—	130.8	38.5	72.2	—	241.5

Operating income (loss)	—	(17.3)	(34.2)	161.0	—	109.5
Interest expense	—	47.6	—	0.1	—	47.7
Interest income	—	(6.5)	—	(0.4)	—	(6.9)
Other expense	—	8.4	—	—	—	8.4
Equity in subsidiary income	(43.4)	(113.9)	(35.3)	—	192.6	—

Income before income taxes	43.4	47.1	1.1	161.3	(192.6)	60.3
Provision for income taxes	—	3.7	0.9	12.3	—	16.9

Net income	$43.4	$43.4	$0.2	$149.0	$(192.6)	$43.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 26, 2004

	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.

	(In millions)
	(Unaudited)
Cash flows provided by operating activities:	$—	$45.4	$26.9	$86.9	$159.2

Investing activities:
Purchase of marketable securities	—	(720.5)	—	—	(720.5)
Sale of marketable securities	—	577.0	—	—	577.0
Maturity of marketable securities	—	51.7	—	—	51.7
Capital expenditures	—	(36.5)	(26.7)	(81.4)	(144.6)
Proceeds from sale of property, plant and equipment	—	—	—	6.7	6.7
Purchase of molds and tooling	—	—	(0.2)	(2.7)	(2.9)
Investment (in) from affiliate	(15.0)	15.0	—	—	—

Cash used in investing activities	(15.0)	(113.3)	(26.9)	(77.4)	(232.6)

Financing activities:
Repayment of long-term debt	—	(2.5)	—	—	(2.5)
Proceeds from issuance of common stock and from exercise of stock options, net	21.6	—	—	—	21.6
Purchase of treasury stock	(6.6)	—	—	—	(6.6)
Debt issuance costs	—	(0.4)	—	—	(0.4)

Cash provided by (used in) financing activities	15.0	(2.9)	—	—	12.1

Net change in cash and cash equivalents	—	(70.8)	—	9.5	(61.3)
Cash and cash equivalents at beginning of period	—	141.7	—	27.8	169.5

Cash and cash equivalents at end of period	$—	$70.9	$—	$37.3	$108.2

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$0.1	$—	$4.4	$4.5

Interest	$—	$51.8	$—	$—	$51.8

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Subsequent Events
      On September 30, 2005, the company agreed to settle a lawsuit against Sumitomo Bakelite Co., Ltd. and related parties which will result in net settlement gains before taxes of approximately $18 million being recorded in the fourth quarter of 2005. For further information see Footnote 13.
      During the fourth quarter of 2005, the company’s chief executive officer approved the domestic reinvestment plan for qualifying dividends under the American Jobs Creation Act of 2004 (AJCA) (see Recently Issued Financial Accounting Standards). As a result, the company expects to take advantage of the special repatriation provisions provided by the AJCA on certain unremitted foreign earnings. The amount of undistributed earnings that the company expects to repatriate is approximately $270 million. The estimated income tax effect of such repatriation is expected to be approximately $21 million and is expected to be recorded in the fourth quarter of 2005. Under the AJCA, the company has until December 25, 2005 to remit such earnings. The primary uses of the repatriated earnings as outlined in the domestic reinvestment plan will be for qualified wages, capital spending, acquisitions and debt repayment.

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
Overview
      Effective for the first quarter of 2005, we reorganized our internal reporting and management structure and, accordingly, our segment reporting to reflect our strategic focus on power products. The new segments, Power Discrete, Power Analog and Standard Products, align with the way we now manage the business and should help investors better judge our performance. All segment reporting within management’s discussion and analysis has been restated to reflect this change.
      One of our primary goals for 2005 is to reduce both internal and distribution inventories by increasing our focus on channel sell through while constraining our factory output and shipments. While our distributor resales have increased during 2005, we have slowed sales into the distribution channel allowing the distributor inventory levels to adjust to lower levels. This has reduced distribution inventory of supply on hand from more than 16 weeks to less than 13 weeks at the end of the third quarter. During the fourth quarter we expect to refine the product line inventory levels at the distributors and complete this phase of channel inventory adjustments. In addition, we have been working to reduce our internal inventory as well. Through the end of the third quarter, we had reduced internal inventory by $37.6 million from our December 26, 2004 balances and increased inventory turns to 5.1 times.
      We are also focused on improving the quality of our business by managing our product mix more selectively while increasing the mix of our more proprietary, higher margin new products. One element of this approach is our plan to hold annual capital expenditures to 6 to 8% of sales. This is down from our approximate 11% average of the past few years. Limiting our capital spending for additional capacity requires us to aggressively manage product mix in order to free up capacity for higher margin, faster growing products.
      Gross margins, operating margins and inventory turns are key indices that both senior management and our investors utilize to measure our financial performance. In order to improve these margins, management has implemented the above discussed inventory reduction initiative. During the third quarter of 2005, the useful life change described below contributed approximately $12.0 million to the inventory reduction. Other indicators that we use are days sales outstanding (DSO). In the third quarter of 2005, DSO was 37.0 days compared to 38.8 days in the third quarter of 2004.
      In addition to reducing our capital spending model to 6 to 8% of sales, we also completed an analysis of the useful life of our factory machinery and equipment and adjusted our estimated useful life assumptions upward in the third quarter of 2005 to better align our depreciation to our actual historical useful lives. This led to a reduction in depreciation expense of approximately $15 million in the third quarter, which was offset by cost of sales of inventory manufactured under previous costs of approximately $12 million for a net favorable impact in the third quarter of approximately $3 million. In addition, we have also identified certain software programs that we will no longer be utilizing. In the third quarter of 2005, this resulted in approximately $5 million of accelerated depreciation on these assets that we intend to abandon. We also expect an additional $1 million of accelerated depreciation in the fourth quarter, to reflect these shortened useful lives.
      We continue to follow our “asset-light” investment strategy for many of our standard products, which typically have lower gross margins and lower or negative long-term sales growth potential. Through this strategy we are gradually transferring the manufacturing for these mature products to third party subcontractors, where appropriate, thereby allowing our own manufacturing facilities to focus on building higher-growth, higher-margin and more strategic products. We believe that by following this long term “asset-light” approach for mature products we will improve our return on invested capital and lessen our exposure to falling prices on commodity products during industry downturns.

      While our expanding power product portfolio serves a wide variety of end markets, our sales tend to follow a seasonal pattern which is affected by consumer and corporate purchasing patterns, and regional lifestyle issues such as vacation periods and holidays. Typically, our strongest shipping quarter is the fourth quarter, which is driven by sales into products that are purchased by consumers for the Christmas holiday season. First quarter sales are generally weaker than the fourth quarter, as our production lines are constrained by the celebration of Lunar New Year holidays in Asia. Second quarter sales are generally stronger than the first quarter, often driven by stronger corporate spending. Third quarter sales are generally weaker than the second quarter as customer summer vacation schedules slow business activity. These are general seasonal trends that we have observed over many years, however, specific conditions in any given year, such as channel inventory builds or corrections, customer demand increases or decreases, new end market product cycles, or macroeconomic or political events may override these cyclical patterns.
Results of Operations
      The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements:

	Three Months Ended				Nine Months Ended

	September 25,		September 26,		September 25,		September 26,
	2005		2004		2005		2004

	(Dollars in millions)
Total revenues	$345.5	100%	$409.7	100%	$1,054.3	100%	$1,223.7	100%
Gross profit	71.7	21%	124.3	30%	224.4	21%	351.0	29%
Operating expenses:
Research and development	19.7	6%	20.6	5%	58.2	6%	62.3	5%
Selling, general and administrative	51.8	15%	46.1	11%	146.7	14%	131.9	11%
Amortization of acquisition-related intangibles	5.9	2%	6.1	1%	18.1	2%	19.9	2%
Restructuring and impairments	4.2	1%	8.2	2%	12.2	1%	16.4	1%
Reserve for potential settlement losses	—	0%	—	0%	—	0%	11.0	1%

Total operating expenses	81.6	24%	81.0	20%	235.2	22%	241.5	20%
Operating income (loss)	(9.9)	(3)%	43.3	11%	(10.8)	(1)%	109.5	9%
Interest expense	9.5	3%	16.1	4%	31.5	3%	47.7	4%
Interest income	(3.4)	(1)%	(2.6)	(1)%	(9.4)	(1)%	(6.9)	(1)%
Other (income) expense	(3.4)	(1)%	8.4	2%	20.5	2%	8.4	1%

Income (loss) before income taxes	(12.6)	(4)%	21.4	5%	(53.4)	(5)%	60.3	5%
Provision for income taxes	8.2	2%	8.0	2%	183.1	17%	16.9	1%

Net income (loss)	$(20.8)	(6)%	$13.4	3%	$(236.5)	(22)%	$43.4	4%

      Total Revenues. Total revenues for the three and nine months of 2005 decreased $64.2 million and $169.4 million, or 16% and 14%, respectively, compared to 2004. The decrease came across all segments, particularly the Standard Products group, which accounted for almost half the decline (or $80.3 million on a year to date basis). Overall, decreases in average selling prices contributed 52% of the decrease, while unit volumes accounted for the remaining 48% of the decline for the first nine months of 2005. In addition, our revenue declines were in line with our goal to reduce internal and distributor inventory. We anticipate this trend to turn around in the coming quarters as inventories levels off.
      Geographic revenue information is based on the customer location within the indicated geographic region. As a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Korea and Other Asia/ Pacific (which for our geographic reporting purposes includes Japan and

Singapore and excludes Korea) were as follows for the three and nine months ended September 25, 2005 and September 26, 2004:

	Three Months Ended		Nine Months Ended

	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004

United States	10%	11%	10%	12%
Other Americas	2	2	2	2
Europe	11	11	11	11
China	25	21	25	20
Taiwan	20	21	20	22
Korea	16	18	16	18
Other Asia/ Pacific	16	16	16	15

Total	100%	100%	100%	100%

      The decrease in our United States percentage of sales is a result of customers moving purchases of product to the Asia region. The increase in our China percentage of sales is due to our growing customer base, as well as our commitment to investing our resources in this growing region. The decrease in our Korean percentage of sales is due to slower than expected sales, which we anticipate will begin to increase in future quarters.
      Gross Profit. Consistent with our revenues, our gross profits were impacted by our continued efforts to reduce internal and channel inventory levels. For the third quarter of 2005, approximately 37% of the gross profit decrease in dollar terms was due to the previously discussed decline in revenues, with the remaining decrease due to lower factory utilization, particularly in Power Analog as the product line adjusted inventory levels to support their business model. Also included in gross profit in the third quarter of 2005 is a net $3.0 million benefit related to the change in useful life as discussed above. In addition, the third quarter and first nine months of 2005 includes $1.6 million of sales reserves associated with product discontinuations and a charge of $0.8 million for accelerated depreciation on assets to be abandoned, recorded in revenue and cost of sales, respectively. For the first nine months of 2004, gross profit included a $2.1 million net reversal of sales reserves and a $0.3 million inventory charge associated with the discontinuation of certain products in connection with our 2003 restructuring actions.
      Operating Expenses. Research and development (R&D) expenses were slightly higher as a percentage of sales for the three and nine month periods ended September 25, 2005, as compared to 2004. We continue to maintain R&D spending despite revenue declines, as we believe it is necessary for the generation of future revenue. Selling, general and administrative (SG&A) expenses increased as a percentage of sales for the three and nine months ended September 25, 2005, as compared to 2004. For the third quarter and first nine months of 2005, SG&A includes a charge of $4.2 million for accelerated depreciation on certain assets to be abandoned. Also included in SG&A in the first nine months of 2005, is a $3.8 million non-cash expense for the vesting of equity awards related to certain employee retirements recorded in the first quarter of 2005 and a year to date increase of approximately $6 million in legal costs associated with on-going litigation.
      The decrease in amortization of acquisition-related intangibles is due to certain intangibles becoming fully amortized during the first quarter of 2004 and the second quarter of 2005.
      During the three and nine months ended September 25, 2005, we recorded restructuring charges of $4.2 million and $12.2 million, respectively. In the third quarter of 2005, these charges include $2.9 million in employee separation costs, $1.6 million in asset impairment charges, and a $0.3 million net release due to a revised estimate of employee separation medical costs. For the nine months ended September 25, 2005, these charges also include $5.7 million in employee separation costs, $0.5 million in office closure costs, $2.1 million in asset impairment charges, $0.2 million of other charges, a $0.3 million reserve release associated with the 2004 Infrastructure Realignment Program due to new estimates in restructuring expenses, and a $0.2 million net release due to a revised estimate associated with first quarter employee separation charges.

      The 2005 Infrastructure Realignment Program commenced during the first quarter of 2005 and is expected to be substantially complete by the third quarter of 2006. This program will impact approximately 160 manufacturing and non-manufacturing personnel. We anticipate annual cost savings associated with employee separation of approximately $8.3 million beginning in the first quarter of 2006 and an additional $1.7 million beginning in the second quarter of 2006. In addition, we expect annualized cost savings of $0.8 associated with depreciation savings related to second and third quarter asset impairment charges.
      During the three and nine months ended September 26, 2004, we recorded restructuring charges of $8.2 million and $16.4 million, respectively. In the third quarter of 2004, the charge included $2.9 million relating to our six-inch Mountaintop, Pennsylvania wafer fab closure, primarily associated with the decommissioning of certain assets, $5.0 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland, Maine wafer fab, and $0.3 million of additional charges related to the closure of our Kuala Lumpur, Malaysia plant; all related to restructuring actions announced in 2003. We also released $0.4 million of reserves relating to employee separation costs at our four-inch South Portland wafer fab, due to revised estimates. In addition, we recorded a charge of $0.4 million for additional employee separation costs relating to previously announced infrastructure alignment projects. For the nine months ended September 26, 2004, these charges also included $4.5 million relating to our six-inch Mountaintop wafer fab closure, primarily associated with the decommissioning of certain assets, $0.2 million of asset impairment charges relating to the discontinuation of our memory product line, $0.2 million of employee separation costs relating to the closure of our four-inch South Portland wafer fab, $2.6 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland wafer fab, $0.7 million of additional charges relating to the closure of our Kuala Lumpur plant, and $1.7 million of employee separation costs relating to the severance for approximately 30 employees in the United States associated with on-going infrastructure alignment projects. We recorded a $0.9 million reversal of employee separation costs related to fewer than anticipated headcount reduction actions related to the four-inch wafer fab closure in South Portland. In addition, we also released $0.8 million of reserves relating primarily to second quarter and fourth quarter 2003 employee separation costs and our Kuala Lumpur plant closure due to revised estimates relating to these actions.
      In the third quarter of 2004, we also recorded net reserve releases of $0.2 million of sales reserves and $0.6 million of inventory reserves, recorded in revenue and cost of sales, respectively, due to a change in reserve estimates. For the nine months ended September 26, 2004, we also recorded $1.9 million of distributor reserve release due to a change in estimate and a charge of $0.9 million of inventory reserve, recorded in revenue and cost of sales, respectively. All related charges were associated with our 2003 restructuring actions. Inventory and distributor reserves associated with these actions are complete.
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
      Total net costs for the South Portland four-inch wafer fab closure were approximately $2.1 million in severance and $10.3 million in asset impairments and other exit costs including decommissioning and technology transfer costs. This closure was considered substantially complete as of December 26, 2004. The South Portland four-inch wafer fab closure is expected to save us approximately $10.0 million annually in manufacturing costs, including salary and benefits associated with the termination of approximately 90 employees.
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

      On February 18, 2005, we announced the acceleration of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that have exercise prices per share of $19.50 or higher. As a result, options to purchase approximately 6 million shares of our stock became exercisable immediately upon the announcement. Based upon our closing stock price of $16.15 on February 18, 2005, none of these options had economic value on the date of acceleration. As a result of the acceleration, we expect to reduce the non-cash stock option expense that would otherwise be required in accordance with SFAS 123R, Share-Based Payment, by approximately $12 million in 2006, $4 million in 2007 and $1 million in 2008 on a pre-tax basis. We believe that reducing these expenses in future periods is in the best interest of the company and its stockholders. We also believe that with exercise prices in excess of current market values, the stock options were not fully achieving their original objectives of incentive compensation and employee retention. Lastly, we also believe the acceleration may have a positive effect on employee morale.
      Interest Expense. Interest expense decreased $6.6 million and $16.2 million in the three and nine month periods ended September 25, 2005, as compared to 2004. For the nine months ended September 25, 2005, we had gross interest expense savings of $22.6 million related to the paydown of our 10 1/2% Notes on February 13, 2005. These savings were offset by an increase in interest paid on our term loan resulting from the $150 million increase in the term loan, which was used to paydown the Notes, as well as rising interest rates on the variable rate loan over the first nine months of 2005.
      Interest Income. The increase in interest income in the three and nine month periods ended September 25, 2005, as compared to 2004, is due to higher interest rates earned on investments.
      Other (Income) Expense. In the third quarter of 2005, we recorded $(2.7) million for lawsuit settlement gains and a net $(0.7) million recovery of equity investment write-offs. The $(0.7) million recovery includes a $1.1 million charge associated with the write-down of an equity investment, offset by a $1.8 million recovery of a third quarter 2004 equity investment write-off. The first nine months of 2005 also included $23.9 million for costs associated with the redemption of our 10 1/2% Notes. These costs included $18.5 million for the call premium and other transaction fees and a $5.4 million non-cash write off of deferred financing fees. In the third quarter of 2004, we recorded a charge of $8.4 million related to losses associated with our strategic investments.
      Income Taxes. Income taxes from continuing operations for the third quarter and first nine months of 2005 was $8.2 million and $183.1 million, on loss before taxes of $12.6 million and $53.4 million, respectively, as compared to $8.0 million and $16.9 million, on income before taxes of $21.4 million and $60.3 million, respectively, for the comparable period of 2004. Included in worldwide tax expense of $8.2 million for the third quarter of 2005 is a non-cash charge of $9.2 million recorded to increase the valuation allowance for U.S. deferred tax assets. As a result of establishing a full valuation allowance against its net U.S. deferred tax assets in the second quarter of 2005, the company did not recognize any deferred tax benefits related to U.S. net losses incurred in the third quarter of 2005. The valuation allowance of $210.4 million as of September 25, 2005 consists of the beginning of the year allowance of $6.1 million and year to date 2005 charges (benefits) of $204.6 million to income from continuing operations, $0.9 million to additional paid in capital and $(1.2) million to other comprehensive income.

Reportable Segments.
      Comparative disclosures of revenue and gross profit of our reportable segments are as follows:

	Three Months Ended

	September 25,			September 26,
	2005			2004

			Gross			Gross
	Revenue	% of Total	Profit %	Revenue	% of Total	Profit %

	(Dollars in millions)
Power Discrete	$195.0	56.5%	23.5%	$220.3	53.8%	33.7%
Power Analog	62.0	17.9%	14.8%	80.4	19.6%	32.5%
Standard Products	88.5	25.6%	18.8%	109.0	26.6%	22.0%

Total	$345.5	100.0%	20.8%	$409.7	100.0%	30.3%

	Nine Months Ended

	September 25,			September 26,
	2005			2004

			Gross			Gross
	Revenue	% of Total	Profit %	Revenue	% of Total	Profit %

	(Dollars in millions)
Power Discrete	$592.7	56.2%	23.8%	$644.0	52.6%	30.8%
Power Analog	199.0	18.9%	19.4%	236.8	19.4%	34.5%
Standard Products	262.6	24.9%	17.0%	342.9	28.0%	20.6%

Total	$1,054.3	100.0%	21.3%	$1,223.7	100.0%	28.7%

Power Discrete Group
      Power Discrete revenues decreased approximately 11% and 8% in the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004. A decline in average selling prices brought revenues down 3%, while a 5% decline in unit volume contributed the remainder of the overall decrease in the first nine months of 2005. The decline in average selling prices was the result of continued pricing pressure, particularly from competition in China and changes in our product mix. The decline in unit volume was the result of reduced demand, particularly in Korea, Taiwan and Other Asia Pacific, as a result of our focus on reducing distributor inventory levels. Sales in all regions declined, except for the China region, driven by lower product sales in the computing, display, and industrial end markets. The increase in the China region was driven by increased sales in the consumer, motion control and offline power supply end markets, due to design wins and captured market share. Gross profits decreased due to unfavorable changes in product mix, as well as our attempts to reduce inventory which, as a result, decreased our factory utilization. Power Discrete gross profit in the third quarter and first nine months of 2005 includes $0.1 million of sales reserves associated with product discontinuations and a charge of $0.3 million for accelerated depreciation on assets to be abandoned, recorded in revenue and cost of sales, respectively. Gross profit in the first nine months of 2004 includes a release of $(0.2) million of sales reserves and $(0.4) million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions.
      Power Discrete had operating income of $6.1 million and $27.1 million in the third quarter and first nine months of 2005, compared to $39.0 million and $94.3 for the comparable periods of 2004. The decrease in operating income was due to lower gross profits and higher SG&A expenses. R&D expenses were roughly flat. SG&A expenses increased due mainly to increased allocated legal expenses, an increased focus on more field application support, as well as non-cash expenses related to certain employee retirement benefits. Also, included in SG&A is a charge of $2.2 million for accelerated depreciation on certain assets to be abandoned. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the first quarter of 2004.

Power Analog Group
      Power Analog revenues decreased approximately 23% and 16% in the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004. A decline in average selling prices and product mix decreased revenues 18%, while a moderate increase in unit volume grew revenues 2% in the first nine months of 2005. The decline in average selling prices was seen across all product lines, due to aggressive pricing pressures in the market, the reduction of distributor inventory levels and weaker demand in the Korean region. Gross profits decreased in relation to the revenue declines due to modest unit volume growth and overall lower average selling prices. This along with our business model that focuses on faster turning, more proprietary products, contributed to slightly lower factory utilization as well as inventory write-downs. In the future this will allow us to focus on higher value and higher gross margin business. In addition, Analog also recorded approximately $2.0 million related to a quality issue which was subsequently resolved. Analog gross profit in the third quarter and first nine months of 2005 also includes $1.3 million of sales reserves associated with product discontinuations and a charge of $0.3 million for accelerated depreciation on assets to be abandoned, recorded in revenue and cost of sales, respectively. Gross profit in the first nine months of 2004 includes a charge (release) of $(0.2) million of sales reserves and $0.1 million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions.
      Power Analog had operating income (loss) of $(14.8) million and $(30.6) million in the third quarter and first nine months of 2005, respectively, compared to $4.9 million and $19.2 million for the comparable periods of 2004, respectively. R&D expenses increased as a percentage of sales as spending remained roughly flat, but revenues declined. We will continue to invest in R&D to be able to fund future higher value, higher margin products. SG&A expenses increased due to non-cash expenses related to certain employee retirement benefits as well as higher allocated legal expenses. Also, included in SG&A is a charge of $0.9 million for accelerated depreciation on certain assets to be abandoned. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the first quarter of 2004.

Standard Products Group
      Standard Products revenues decreased approximately 19% and 23% in the third quarter and first nine months of 2005, respectively, compared to the same period of 2004. Unit volumes decreased sales 15%, while declines in average selling prices contributed an additional 8% to the overall decrease in the first nine months of 2005. The decline in revenues was due to reduced demand as our distributors actively reduced their inventory levels, as well as significant pricing pressure. The decline in units was driven mainly by reduced demand for our logic and discrete standard products. Virtually all end markets declined and on a regional basis, Japan saw an over 48% decrease in revenues as distributors substantially reduced their inventories of our products. In addition, revenues declined $5.4 million in the first nine months of 2005, compared to the same periods of 2004 due to the discontinuation of the Memory product line during 2004. In the future, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as our strategic focus shifts to the Power Analog and Power Discrete segments. Standard Product gross profit in the third quarter and first nine months of 2005 includes $0.2 million of sales reserves associated with product discontinuations and a charge of $0.2 million for accelerated depreciation on assets to be abandoned, recorded in revenue and cost of sales, respectively. Standard Product gross profits, excluding the effect of the discontinuation of the Memory product line, which was approximately $2.3 million in the first nine months of 2004, decreased due to a combination of lower factory utilization and our initiative to more selectively chose the business in this area. While we anticipate revenues will continue to decline as a percentage of our total company revenues, our strategy is to manage standard products more selectively, while increasing our margins in this business. Standard Products gross profit in the first nine months of 2004 includes a charge (release) of $(1.7) million of sales reserves and $0.6 million of inventory reserves, recorded in revenue and cost of sales, respectively, associated with the discontinuation of certain products in connection with our 2003 and 2004 restructuring actions.
      Standard Products had operating income of $3.0 million and $4.9 million in the third quarter and first nine months of 2005, respectively, compared to $7.6 million and $23.4 million for the comparable periods of

2004. R&D expenses were flat as a percentage of revenue, while SG&A expenses increased slightly due to a one-time non-cash expense related to certain employee retirement benefits and higher allocated legal expenses. Also, included in SG&A is a charge of $1.1 million for accelerated depreciation on certain assets to be abandoned. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the first quarter of 2004 and the second quarter of 2005.
Liquidity and Capital Resources
      We have a borrowing capacity of $180.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At September 25, 2005, after adjusting for outstanding letters of credit we had up to $179.2 million available under this senior credit facility. At September 25, 2005, we had additional outstanding letters of credit of $1.1 million and guarantees totaling $2.9 million that were issued on behalf of an unaffiliated company with which we had a strategic investment. At September 25, 2005, we also had $15.0 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.
      Our senior credit facility, which includes the $450 million term loan and the $180 million revolving line of credit, the indenture governing our 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum senior leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At September 25, 2005, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures for the remainder of the year and for the next twelve months. We had capital expenditures of $71.9 million in the first nine months of 2005. This capital was primarily spent on expanding manufacturing capacity in Korea.
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
      As of September 25, 2005, our cash and cash equivalents were $334.2 million, an increase of $187.9 million from December 26, 2004. Our short term and long term marketable securities totaled $106.4 million and $64.0 million, respectively, a decrease of $315.7 million and $60.0 million, respectively as compared to December 26, 2004. Included in the short-term marketable securities are auction rate securities in which we invest to help maintain liquidity. These securities have long-term underlying maturities, but are sold in a market which is highly liquid with interest rates reset through an auction process every 7, 28, or 35 days. Our practice is to not hold these underlying securities to maturity but to take advantage of this interest rate reset feature to provide short-term liquidity for the company at advantageous yields when compared to cash equivalents. As of September 25, 2005, we held $56.5 million of auction rate securities, a decrease of $355.3 million from December 26, 2004.
      During the first nine months of 2005, our cash provided by operations was $85.1 million compared to $159.2 million in the comparable period of 2004. The decrease in cash provided by operating activities was due to a net loss in 2005 (exclusive of the non-cash deferred income tax reserve expense) in comparison to income in 2004, as well as other changes in working capital items, primarily current liabilities and inventories. Decreases in current liabilities was due to payments made on operating accruals, payables and a decrease in interest payable due to the payoff on the 10 1/2% Notes.
      Cash provided by investing activities during the first nine months of 2005 totaled $300.2 million compared to $232.6 million of cash used in investing activities for the comparable period of 2004. The increase primarily results from the sale of marketable investments, reduced purchases of marketable securities and decreased capital expenditures.
      Cash used in financing activities of $197.4 million for the first nine months of 2005 was primarily due to the repayment of our 10 1/2% Notes, net of the issuance of long term debt. Cash provided by financing activities of $12.1 million for the first nine months of 2004 was primarily from proceeds from the exercise of stock options.
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
Policy on Business Outlook Disclosure and Quiet Periods
      It is our current policy to update our outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The outlook below is consistent with the outlook included in our October 13, 2005 press release announcing third quarter results. The second update is within a press release issued approximately two months into each quarter. The current outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the outlook is not updated to reflect management’s current expectations. The quiet period for the fourth quarter of 2005 will be from December 12, 2005 until our earnings release for the fourth quarter and full year 2005 results, which will occur in January 2006, on a date to be announced. Except during quiet periods, the outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the outlook of the company’s financial results or expectations for the quarter in question.
Outlook
      For the fourth quarter of 2005, we expect revenues to increase approximately 5% from the third quarter of 2005 as we complete our efforts to adjust distributor inventories. We expect gross margins to increase 200 to 300 basis points over third quarter 2005 due to higher factory loadings, lower depreciation expense (due to our previously discussed change in useful life estimates for certain machinery and equipment), and better product mix.
      In the fourth quarter of 2005, we expect to increase utilization rates and run our factories at end-market consumption rates during the first quarter of 2006 as part of our goal to reduce internal and distributor inventories. We believe that this improvement in utilization, as well as our lower depreciation expenses, will drive gross margins into the high 20% range during the first half of 2006. We further expect to improve our gross margins through higher value products and actively managing our product mix to drive higher margins and sustain our lower capital spending. We believe that the combination of these actions will allow us to achieve our near-term goal of 30% gross margins and then mid 30% gross margins within two years.
      Subsequent to September 25, 2005, the company’s chief executive officer approved the domestic reinvestment plan for qualifying dividends. As a result we expect to take advantage of the repatriation provisions on certain unremitted foreign earnings. The amount of undistributed earnings that we expect to repatriate is approximately $270 million. The estimated income tax effect of such repatriation is approximately $21 million and is expected to be recorded in the fourth quarter of 2005. We have until December 25, 2005 to remit such earnings.
      On September 30, 2005, we agreed to settle our lawsuit against Sumitomo Bakelite Co., Ltd. and related parties. As a result this settlement we expect to record net settlement gains before taxes of approximately $18 million in the fourth quarter of 2005. See Legal Proceedings, below.
10b5-1 Trading Plans
      Mark S. Thompson, our president and CEO, has entered into a stock trading plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, pursuant to which he expects to sell up to 12,500 shares of our common stock before year-end in connection with financial planning related to his relocation to the Portland, Maine area. Kirk P. Pond, our chairman, has entered into a plan pursuant to which he expects to sell up to 85,000 shares of our common stock before or near year-end in connection with the settlement of deferred stock units at that time. Other executives and directors may enter into similar plans from time to time.
Recently Issued Financial Accounting Standards
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for fiscal periods beginning after December 15, 2005. The company has yet to determine the impact, if any, of SFAS No. 154 on its consolidated financial statements.
      In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term Conditional Asset Retirement Obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform as asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The company is required to adopt the provisions of FIN 47 by May 2006, although earlier adoption is permitted. The company does not expect the adoption of FIN 47 to have a material impact on our consolidated financial statements.
      In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF No. 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF No. 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF No. 03-1 until further notice. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF No. 03-1.
      In December 2004, the FASB issued FSP No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (AJCA) introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. Given our U.S. net operating losses, we do not expect the adoption of this new tax provision to have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. During the fourth quarter of 2005, the company’s chief executive officer approved the domestic reinvestment plan for qualifying dividends under the AJCA. As a result, the company expects to take advantage of the special repatriation provisions on certain unremitted foreign earnings. The amount of undistributed earnings that the company expects to repatriate is approximately $270 million. The estimated income tax effect of such repatriation is expected to be approximately $21 million and is expected to be recorded in the fourth quarter of 2005. Under the AJCA, the company has until December 25, 2005 to remit such earnings. The primary uses of the repatriated earnings under the domestic reinvestment plan will be for qualified wages, capital spending, acquisitions and debt repayment.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The company previously reported that it will apply the expense recognition provisions relating to stock options beginning in the third quarter of 2005; however, on April 14, 2005, the Securities and Exchange Commission adopted a new rule which amends the compliance date to the beginning of the first annual period that begins after June 15, 2005, therefore deferring the company’s required adoption to the beginning of the first quarter of 2006. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition. The company also expects to apply the modified prospective transition method upon adoption of SFAS No. 123R. See Note 7 of Item 1, Notes to Consolidated Financial Statements (Unaudited).
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material affect on our consolidated financial statements.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material

(spoilage). This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material affect on our consolidated financial statements.
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
      The semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. Beginning in the fourth quarter of 2000 and continuing into 2003, we and the rest of the semiconductor industry experienced backlog cancellations and reduced demand for our products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. Although we believe the low point of this most recent cycle occurred in the third quarter of 2001, the semiconductor industry did not experience a recovery in orders until 2003. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. For example, in 2002, we sold approximately 7% more units than in 2001, yet our revenues were essentially unchanged. And, in 2003 we sold approximately the same numbers of units as in 2002, while at the same time experiencing revenue declines due to price decreases. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products, and our efforts to reduce excess inventories that may have built up as a result of any of these factors. The markets for our products depend on continued demand for consumer electronics such as personal computers, cellular telephones, handsets and digital cameras, and automotive, household and industrial goods. These end user markets may experience changes in demand that could adversely affect our prospects.

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
      Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of intellectual property infringement and litigation regarding patent and other intellectual property rights. From time to time, we may be notified of claims (often implicit in offers to sell us a license to another company’s patents) that we may be infringing patents issued to other companies, and we may subsequently engage in license negotiations regarding these claims. Such claims relate both to products and manufacturing processes. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been and are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. For example, on October 20, 2004, POWI sued us in the United States District Court for the District of Delaware, alleging that some of our PWM integrated circuit products infringe four of its U.S. patents. We do not believe our products violate POWI’s patents and plan to vigorously contest the lawsuit. Our involvement in this lawsuit and future intellectual property litigation, or the costs of avoiding or settling litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. We may decide to settle patent infringement claims or litigation by purchasing license rights from the claimant, even if we believe we are not infringing, in order to reduce the expense of continuing the dispute or because we are not sufficiently confident that we would eventually prevail. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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
      We are constantly pursuing acquisition opportunities and consolidation possibilities and are frequently conducting due diligence or holding preliminary discussions with respect to possible acquisition transactions, some of which could be significant. No material potential acquisition transactions are subject to a letter of intent or otherwise so far advanced as to make the transaction reasonably certain.
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

Almost 70% of our sales are made by distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.
      Distributors accounted for 67% of our net sales for the first nine months of 2005. Our top five distributors worldwide accounted for 19% of our net sales for the first nine months of 2005. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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
      Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have also resolved similar claims with several of our leading customers. We have limited insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004. This estimate was based upon an assessment of the potential liability using an analysis of the claims and historical experience. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve. At September 25, 2005 and December 26, 2004 the reserve for estimated potential settlement losses was $10.3 million and $11.0 million, respectively.
      In a related action, we filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Co., Ltd. and other related parties in California Superior Court for Santa Clara County, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to our customers as a result of mold compound supplied by Sumitomo. Other manufacturers have also filed lawsuits against Sumitomo relating to the same mold compound issue. On September 30, 2005, we agreed to settle the lawsuit. We previously agreed to settle litigation against Amkor Technology, Inc., a co-defendant with Sumitomo.

Our international operations subject our company to risks not faced by domestic competitors.
      Through our subsidiaries we maintain significant operations in the Philippines, Malaysia, China and South Korea and also operate facilities in Singapore. We have sales offices and customers around the world. Approximately three-quarters of our revenues in the first nine months of 2005 were from Asia. The following are some of the risks inherent in doing business on an international level:

•	economic and political instability;

•	foreign currency fluctuations;

•	transportation delays;

•	trade restrictions;

•	work stoppages; and

•	the laws of, including tax laws, and the policies of the United States toward, countries in which we manufacture our products.

Our power device business subjects our company to risks inherent in doing business in Korea, including political risk, labor risk and currency risk.
      As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 16% of our revenue for the third quarter of 2005.
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
      The transaction structure we used for the acquisition of the power device business is based on assumptions about the various tax laws, including income and withholding tax, and other relevant laws of foreign jurisdictions. In addition, our Korean subsidiary was granted a ten-year tax holiday under Korean law in 1999. The first seven years are tax-free, followed by three years of income taxes at 50% of the statutory rate. In 2000, the tax holiday was extended such that the exemption amounts were increased to 75% in the eighth year and a 25% exemption was added to the eleventh year. If our assumptions about tax and other relevant laws are incorrect, or if foreign taxing jurisdictions were to change or modify the relevant laws, or if our Korean subsidiary were to lose its tax holiday, we could suffer adverse tax and other financial consequences or lose the benefits anticipated from the transaction structure we used to acquire that business.

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

We are a leveraged company with a ratio of debt-to-equity at September 25, 2005 of approximately 0.6 to 1, which could adversely affect our financial health and limit our ability to grow and compete.
      At September 25, 2005, we had total debt of $647.7 million, and the ratio of this debt to equity was approximately 0.6 to 1. In June 2003 we entered into a new senior credit facility that included a $300 million term loan, the proceeds of which were used to redeem our 10 3/8% Senior Subordinated Notes due 2007, and a $180 million revolving line of credit. In January 2005 we increased the senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit of which $179.2 million remained undrawn as of September 25, 2005, adjusted for outstanding letters of credit. The proceeds from the increased senior credit facility were used, together with approximately $216 million in cash, to redeem all our outstanding 10 1/2% Senior Subordinated Notes due

2009. Despite reducing some of our long term debt we continue to carry substantial indebtedness which could have important consequences. For example, it could:

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
      We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, as amended in January 2005, permits borrowings of up to $180.0 million in revolving loans under the line of credit, in addition to the outstanding $450 million term loan that is currently outstanding under that facility. As of September 25, 2005, adjusted for outstanding letters of credit, we had up to $179.2 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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
      In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of September 25, 2005, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer and interim principal financial officer have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and interim principal financial officer concluded that as of September 25, 2005, our disclosure controls and procedures are effective.
Inherent Limitations on Effectiveness of Controls
      The company’s management, including the CEO and interim principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that the breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of a control effectiveness in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or a deterioration in the degree of compliance with policies or procedures.
Changes in Internal Control over Financial Reporting
      There have been no changes in our internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our own internal control over financial reporting. During the first quarter of 2005, we implemented an upgrade to several modules of our enterprise resource planning (ERP) system.
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
      Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have also resolved similar claims with several of our leading customers. We have limited insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004. This estimate was based upon an assessment of the potential liability using an analysis of all the claims and historical experience. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve. At September 25, 2005 and December 26, 2004 the reserve for estimated potential settlement losses was $10.3 million and $11.0 million, respectively.
      In a related action, we filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Co., Ltd., and other related parties in California Superior Court for Santa Clara County, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to our customers as a result of mold compound supplied by Sumitomo. Other manufacturers have also filed lawsuits against Sumitomo relating to the same mold compound issue. During the third quarter, we agreed to settle litigation against Amkor Technology, Inc., a co-defendant with Sumitomo. As a result of this settlement we recorded net settlement gains before taxes of approximately $2.7 million in the third quarter of 2005. On September 30, 2005 we agreed to settle our lawsuit against Sumitomo. Accordingly, we will record net settlement gains before taxes of approximately $18 million in the fourth quarter of 2005.

      On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by POWI in the United States District Court for the District of Delaware. The complaint filed by POWI alleges that certain of our PWM integrated circuit products infringe four of POWI’s U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling, offering for sale or importing the allegedly infringing products as well as money damages for the alleged past infringement. We have analyzed the POWI patents in light of our products and, based on that analysis, we do not believe our products violate POWI’s patents and, accordingly, plan to vigorously contest this lawsuit.
      On December 30, 2004, our wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by ZTE Corporation, a communications equipment manufacturer, in Guangdong Higher People’s Court in Guangzhou, People’s Republic of China. The complaint filed by ZTE alleges that certain of our products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 RMB as damages. We contested the lawsuit in a trial held on October 20, 2005 and the court’s decision is pending. We continue to deny the allegations in the lawsuit.
      From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      There were no sales of unregistered equity securities in the third quarter of 2005. The following table provides information with respect to purchases made by the company of its own common stock.

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number of	Average Price	as Part of Publicly	of Shares That May yet be
	Shares (or Units)	Paid per	Announced Plans	Purchased Under the Plans
Period	Purchased(1)	Share ($)	or Programs	or Programs

June 27, 2005 - July 24, 2005	—	—	—	—
July 25, 2005 - August 21, 2005	125,000	15.90	—	—
August 22, 2005 - September 25, 2005	—	—	—	—
Total	125,000	15.90	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Item 6.	Exhibits

Exhibit
No.	Description

3.1	Bylaws, as amended through August 23, 2005 (incorporated by reference from our current report on Form 8-K filed on August 29, 2005).

10.1	Form of Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan.

10.2	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson.

10.3	Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson.

10.4	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated July 18, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson.

Exhibit
No.	Description

10.5	Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Kirk P. Pond.

10.6	Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Joseph R. Martin.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Interim Principal Financial Officer.

32.1	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.2	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robin A. Sawyer.
Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: November 4, 2005	By: /s/ Robin A. Sawyer Robin A. Sawyer Vice President, Corporate Controller (Principal Accounting Officer)