Form 10-K
period 2005-12-25
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2006-03-10
CIK 1036960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2005
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 26, 2005 was $1,803,012,328.

The number of shares outstanding of the Registrant’s Common Stock as of March 9, 2006 was 121,535,655.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2006 are incorporated by reference into Part III.

		Page

Item 1.	Business	3
Item 1A.	Business Risks	13
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Consolidated Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	97
Item 9A.	Controls and Procedures	97
Item 9B.	Other Information	99
Item 10.	Directors and Executive Officers of the Registrant	99
Item 11.	Executive Compensation	99
Item 12.	Security Ownership of Certain Holders and Management	99
Item 13.	Certain Relationships and Related Transactions	100
Item 14.	Principal Accountant’s Fees and Services	100
Item 15.	Exhibits and Financial Statement Schedules	100
Exhibit Index		103
Signatures		109
Ex-10.27 Non-Qualified Stock Option Agreement dated September 1, 2003
Ex-10.28 Non-Qualified Stock Option Agreement dated May 4, 2004
Ex-10.29 Non-Qualified Stock Option Agreement dated May 4, 2004
Ex-10.32 Deferred Stock Unit Award Agreement
Ex-10.36 Deferred Stock Unit Award Agreement
Ex-10.38 Deferred Stock Unit Award Agreement
Ex-10.39 Deferred Stock Unit Award Agreement
Ex-10.64 Employment Agreement dated as of September 1, 2003
Ex-10.65 Employment Agreement dates as of February 28, 2004
EX-21.01 List of Subsidiaries
Ex-23.01 Consent of KMPG LLP
EX-31.01 Section 302 Certification of C.E.O.
EX-31.02 Section 302 Certification of C.F.O.
EX-32.01 Section 906 Certification of C.E.O.
EX-32.02 Sectiom 906 Certification of C.F.O.

PART I

Item 1.	Business

Except as otherwise indicated in this Annual Report on Form 10-K, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 each consist of 52 weeks.

General

We are focused on developing, manufacturing and selling power analog, power discrete and certain non-power semiconductor solutions to a wide range of end market customers. Nearly 75% of our sales in 2005 were from power discrete and power analog semiconductor products used directly in applications such as power conversion, regulation, distribution and management. We believe that we are the world’s leading supplier of combined power analog and power discrete products. Our products are used in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; consumer electronics such as digital cameras, displays, audio/video devices and household appliances; and automotive applications. We believe that our focus on the fast-growing power market, our diverse end market exposure, and our strong penetration into the rapidly growing Asian region provide us with excellent opportunities to expand our business.

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

Products and Technology

Our products are used in consumer, communications, computer, industrial and automotive applications and are organized into the following three principal product groups that are reportable segments: (1) Power Analog, (2) Power Discrete and (3) Standard Products.

In 2005, we continued to focus our research and development (R&D) and capital on our power products, while we became increasingly selective in our lower margin, standard products business. Our continued focus on power products has allowed us to increase our power revenue from just 9% of total sales in fiscal year 1997 to 75% of total sales in fiscal year 2005.

We continued to invest in the latest wafer fabrication power semiconductor technology and successfully qualified a number of new processes including PowerTrench® V, advanced insulated gate bipolar transistor (IGBT), as well as advanced high power metal oxide semiconductor field effect transistors (MOSFET) fabrication technologies. We increased production at our newest assembly and test site in Suzhou, China during 2005, which significantly increased capacity for our newest power products, especially for our SPMtm products.

Power Analog

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

Analog products monitor, interpret and control continuously variable functions such as light, color, sound and energy. Frequently, they form the interface with the digital world. We provide a wide range of analog products that perform such tasks as power conversion, interface, voltage regulation, system management, power factor correction and high voltage lighting. Our FPStm power switch products, including Green FPStm, are a series of proprietary, multi-chip or monolithic devices with integrated MOSFETs, which provide complete off-line (AC-DC) power converter designs for use in power supplies and battery chargers. Green FPStm products are referred to as “green” because of their environmentally friendly low power consumption. Analog voltage regulator circuits are used to provide constant voltages as well as to step up or step down voltage levels on a circuit board. These products are used in a variety of computing, communications, industrial and consumer applications.

Interface products generally connect signals from one part of a system to another part of a system. Typical interface applications include backplane driving, bus driving, clock driving and “box-to-box” or system-to-system interconnects. These applications all require high speed, high current drive and low noise attributes. These types of products are mixed signal in nature and require a high level of analog wave shaping techniques on the output structures. Our latest entrance to the interface market is the uSerDes (micro Serializer Deserializer). The uSerDes serializes analog signals and drives them over a ribbon connector in applications such as clam shell handsets and pop-up LCD viewers on photo printers. By serializing the data stream the number of transmission lines feeding the video display can be dramatically reduced which reduces the overall system cost and simplifies the mechanical interface. This device utilizes unique competencies and patented circuit techniques along with advanced process technology.

In addition to the power analog and interface products, we also offer signal path products. These include analog and digital switches, video encoders and decoders, video filters and high performance amplifiers. The analog switch functions are typically found in cellular handsets and other ultra portable applications. The video products provide a single chip solution to video filtering and amplification. Video filtering applications include set top boxes and digital television.

In 2005, standard linear devices were transferred from Power Analog to Standard Products. These products consisted of commodity analog devices such as operational amplifiers, comparators, and data conversion products. The Standard Products Group specializes in optimizing the pricing and manufacturing of commodity type products. This transfer allowed Power Analog to focus more on high value, differentiated analog products.

We believe our analog and mixed signal product portfolio is further enhanced by a broad offering of packaging solutions that we have developed. These solutions include surface mount, tiny packages and leadless carriers.

Power Discrete

We design, manufacture and market power discrete semiconductors for computing, communications, industrial and automotive applications. Discrete devices are individual diodes or transistors that perform power switching, power conditioning and signal amplification functions in electronic circuits. More than 85% of Fairchild’s discrete products are power discretes, which handle greater than one watt of power and are used extensively in power applications. Driving the long-term growth of discretes is the increasing need to power the latest electronic equipment as well as needs to conserve energy. In 2005 Fairchild launched IntelliMAX, one of its new product initiatives. Each IntelliMAX load switch replaces multiple active and passive components used in MOSFET power switch approaches and traditional analog IC control functions. Fairchild also expanded its series of Smart Power Module products. This key product is a multi-chip module containing up to 23 die on a single device, including diodes, power MOSFETs, and power controllers used in high power, high voltage consumer white goods and industrial applications. We manufacture discrete products using DMOS and Bipolar technologies. Major competitors include International Rectifier, Philips, Infineon, ON Semiconductor and Siliconix/Vishay.

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

Radio Frequency Products.  We acquired certain assets of the Radio Frequency (“RF”) Components Division of the Raytheon Company in the fourth quarter of 2003. Our RF product line consists of advanced RF amplifiers for use in wireless LAN, handset and related RF applications. The products are manufactured using a gallium arsenide fab process and are assembled in a variety of packages. Major competitors include Skyworks, Anadigics and Microsemi.

Standard Products

Logic Products.  We design, develop, manufacture and market high-performance standard logic devices utilizing three wafer fabrication processes: CMOS, BiCMOS and bipolar. Within each of these production processes, we manufacture products that possess advanced performance characteristics, as well as mature products that provide high performance at low cost to customers.

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

Standard Diode & Transistor Products (SDT).  These devices include discrete small signal transistors and diodes including JFETs, zeners, schottky, rectifiers, transient voltage suppressors (TVS), bridge rectifiers, digital transistors, RF transistors, low saturation, modules, triacs, bipolars, and darlingtons and are in a variety of packages ranging from TO247 thru-hole to a 1.2x1.4mm surface mount SOT623F. These components are found in almost every circuit with our portfolio focus geared towards meeting the needs of power switching, power conditioning, protection, and signal amplification functions in electronic circuits of computing, industrial, and consumer markets. Major competitors include International Rectifier, Philips, ST Microelectronics, ON Semiconductor and Siliconix/Vishay.

Optoelectronic Products.  Optoelectronics covers a wide range of semiconductor devices that emit and sense both visible and infrared light. Of the six segments of the optoelectronics market, we participated in three during 2005: optocouplers, infrared devices and light-emitting diode (LED) lamps and displays. Our focus in optoelectronics is aligned with our analog business. We address the same applications and can combine functions in an optimal way to provide real system solutions.

Optocouplers — Optocouplers incorporate infrared emitter and detector combinations in a single package. These products are used to transmit signals between two electronic circuits while maintaining electrical isolation between them. Major applications for these devices include power supplies, modems, motor controls and power modules & industrial control system.

Infrared Products — These devices emit and detect infrared energy instead of visible energy. This product line offers a wide variety of products including plastic emitters and detectors, metal can emitters and detectors, slotted switches and reflective switches. In addition, custom products address specific types of customer applications. Typical applications for infrared products include object detection (for example, paper sensing in printers and copiers and garage door safety sensors), data transmission (for example, remote controls in televisions, stereos, VCRs and wireless data links between computers and other electronic devices) and motor control.

LED Lamps and Displays — These devices are replacing general illumination applications currently served by incandescent and fluorescent lighting products. The main advantages are power savings and longer life. This product line includes stick and frame displays, which are used in a broad range of consumer electronics products as well as T-1 and T-1 3/4 lamps that are used in consumer applications and in the industrial, instrument and signage industries (see Item 8, Note 20 for additional information).

We previously designed, manufactured and marketed non-volatile memory integrated circuits, which are storage devices that retain data after power to the device has been shut off. During 2003 we announced our intention to exit the non-volatile memory business, and completed this process during 2004.

Standard Linear Products.  We design, manufacture and market analog integrated circuits for computing, consumer, communications, industrial and automotive applications. These products are manufactured using leading-edge bipolar, CMOS, and BiCMOS technologies. Analog products represent a significant long-term growth area of the semiconductor industry.

We offer general purpose analog device products that align with high volume industry needs. There is continued growth for analog solutions as digital solutions require a bridge between real world signals and digital signals; analog products monitor, interpret and control continuously variable functions such as light, color, sound and energy. Major competitors include National Semiconductor, ST Microelectronics, ON Semiconductor and Texas Instruments.

We offer a wide range of products such as voltage regulators, low drop out regulators, operational amplifiers, comparators voltage detectors, voltage-to-frequency converters, and miscellaneous functions such as timers and voltage stabilizers. Analog voltage regulator circuits are used to provide constant voltages as well as to step up or step down voltage levels on a circuit board. These products are used in a variety of computing, communications, industrial and consumer applications.

We believe our analog product portfolio is further enhanced by a broad offering of packaging solutions that we have developed. These solutions include surface mount, tiny packages and leadless carriers.

Sales, Marketing and Distribution

For the year ended December 25, 2005, we derived approximately 66%, 28% and 6% of our net sales from distributors, original equipment manufacturers, and electronic design and manufacturing services customers, respectively, through our regional sales organizations. We operate regional sales organizations in Europe, with offices in Wootton-Bassett, England; the Americas, with offices in South Portland, Maine; the Asia/Pacific region (which for these purposes excludes Japan and Korea), with offices in Hong Kong; Japan, with offices in Tokyo; and Korea, with offices in Seoul, South Korea. A discussion of revenue by geographic region for each of the last three years can be found in Item 8, Note 16 of this report. Each of the regional sales organizations is supported by logistics organizations, which manage independently operated warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through independently operated warehouses in Hong Kong, the United States and the United Kingdom.

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

Typically, distributors handle a wide variety of products, including products that compete with our products, and fill orders for many customers. Some of our sales to distributors are made under agreements allowing for market price fluctuations and the right of return on unsold merchandise, subject to time and volume limitations. Many of these distribution agreements contain a standard stock rotation provision allowing for minimum levels of inventory returns. In our experience, these inventory returns can usually be resold, although often at a discount. Manufacturer’s representatives generally do not offer products that compete directly with our products, but may carry complementary items manufactured by others. Manufacturer’s representatives, who are compensated on a commission basis, do not maintain a product inventory; instead, their customers place large quantity orders directly with us and are referred to distributors for smaller orders.

Research and Development

Our expenditures for research and development for 2005, 2004 and 2003 were $77.6 million, $82.0 million and $74.8 million, respectively. These expenditures represented 5.4%, 5.1%, and 5.4% of sales for 2005, 2004 and 2003, respectively. Advanced silicon processing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed, higher power density, and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology for our classes of products. Our R&D efforts continue to be focused in part on new and innovative packaging solutions that make use of new assembly methods and new high performance packaging materials, as well as in exclusive and patent protected transistor structure development. We are also using our R&D resources to characterize and apply new materials in both our packaging and semiconductor device processing efforts.

Each of our product groups maintains independent product, process and package research and development organizations, which work closely with our manufacturing groups to bring new technologies to market. These groups are located throughout the world in our factories and research centers. We work closely with our major customers in many research and development situations in order to increase the likelihood that our products will be designed directly into customers’ products and achieve rapid and lasting market acceptance.

Manufacturing

We operate nine manufacturing facilities, five of which are “front-end” wafer fabrication plants in the United States, South Korea and Singapore, and four of which are “back-end” assembly and test facilities in the United States and Asia. Information about our property, plant and equipment by geographic region for each of the last three years can be found in Item 8, Note 16 of this report.

Our products are manufactured and designed using a broad range of manufacturing processes and certain proprietary design methods. We use all of the prevalent function-oriented process technologies for wafer fabrication, including CMOS, Bipolar, BiCMOS, DMOS and RF. We use primarily through-hole and mature and advanced surface mount technologies in our assembly and test operations. During 2003, we announced our lead-free packaging initiative. This process replaces lead with tin and is considered to be environmentally friendly. As of January 1, 2006 all standard product IDs we sell are sold with lead-free plating.

The table below provides information about our manufacturing facilities, products and technologies.

Manufacturing Facilities

Location	Products	Technologies

Front-End Facilities:
Mountaintop, Pennsylvania	Discrete Power Semiconductors MOSFET/IGBT/Rectifiers	8 inch fab — 0.8 micron
South Portland, Maine	Analog Switches, USB, Interface SerDes, Converters, Logic Gates, Buffers, Counters, Opto Detectors, Ground Fault Interruptors,	6-inch fab — .35 — 5 micron Bipolar, CMOS, BiCMOS and MEMS
West Jordan, Utah	Discrete Power Semiconductors	6-inch fab — 1.0/0.5 micron 20 Million cell DMOS
Bucheon, South Korea	Discrete Power Semiconductors, standard analog integrated circuits	4-inch fab — 5.0/4.0 micron Bipolar 5-inch fab — 2.0/0.8 micron Bipolar and DMOS 6-inch fab — 2.0/0.8 micron DMOS
Singapore	Optocoupler/infrared	Infrared die fab
Back-End Facilities:
Penang, Malaysia	Bipolar, CMOS and BiCMOS interface and logic products	MDIP, SOIC, EIAJ, TSSOP, SSOP, SC-70, MLP, Micropak
Cebu, the Philippines	Power and small signal discrete, Analog and Logic parts	TO92, SOT-23, Super SOT, SOT-223, TO220, TO263, DPAK, SC-70, BGA, FLMP, SO8WL, TSSOP, SOD123 TO220, TO263, DPAK, SC-70, BGA, FLMP
Suzhou, China	Power Discrete	T0220, T0263, DPAK, IPAK, Smart power modules
Colorado Springs, Colorado	ADCs, DACs, Mixed Signal, Video	TSSOP, TQFP, SOIC, SSOP, PLCC

We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Phenitec Semiconductor, Taiwan Semiconductor Manufacturing Company, Central Semiconductor Manufacturing Corporation, UMC, WIN Semiconductor, Jilin Magic Semiconductor, More Power Electric Corporation and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, AUK, Enoch, Wooseok, SP Semiconductor, NS Electronics (Bangkok) Ltd., Liteon, GEM Services, and STATS ChipPAC.

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

Backlog

Backlog at December 25, 2005 was approximately $482 million, up from approximately $421 million at December 26, 2004. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. In periods of depressed demand, customers tend to rely on shorter lead times available from suppliers, including us. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances; we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow orders to be canceled or deliveries delayed by customers without penalty. Accordingly, our backlog at any time should not be used as an indication of future revenues.

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

Trademarks and Patents

As of December 25, 2005, we held 736 issued United States patents and 1,525 issued foreign patents with expiration dates ranging from 2006 through 2024. We also have trademarks that are used in the conduct of our business to distinguish genuine Fairchild products. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as system and application knowledge, ability and experience of our personnel, the range and number of new products being developed by us, our market brand recognition, ongoing sales and marketing efforts, customer service, technical support and our manufacturing capabilities.

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

Our facilities in South Portland, Maine, and, to a lesser extent, West Jordan, Utah, have ongoing remediation projects to respond to releases of hazardous materials that occurred prior to our separation from National Semiconductor. National Semiconductor has agreed to indemnify Fairchild for the future costs of these projects and other environmental liabilities that existed at the time of our acquisition of those facilities from National Semiconductor in 1997. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented.

Our facility in Mountaintop, Pennsylvania has an ongoing remediation project to respond to releases of hazardous materials that occurred prior to our acquisition of that facility from Intersil Corporation in 2001. Intersil has agreed to indemnify us for specific environmental issues. The terms of the indemnification are without time limit and without maximum amount.

A property we previously owned in Mountain View, California is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act. We acquired that property as part of the acquisition of The Raytheon Company’s semiconductor business in 1997. Under the terms of the acquisition agreement with Raytheon, Raytheon retained responsibility for, and has agreed to indemnify us with respect to, remediation costs or other liabilities related to pre-acquisition contamination. We sold the Mountain View property in 1999. The purchaser received an environmental indemnity from us similar in scope to the one we received from Raytheon. The purchaser and subsequent owners of the property can hold us liable under our indemnity for any claims, liabilities or damages they may incur as a result of the historical contamination, including any remediation costs or other liabilities. We are unable to estimate the potential amounts of future payments; however, we do not expect any future payments to have a material impact on our earnings or financial condition.

Although we believe that our Bucheon, South Korea operations, which we acquired from Samsung Electronics in 1999, have no significant environmental liabilities, Samsung Electronics agreed to indemnify us for remediation costs and other liabilities related to historical contamination, up to $150 million, arising out of the business we acquired from Samsung Electronics, including the Bucheon facilities. We are unable to estimate the potential amounts of future payments, if any; however, we do not expect any future payments to have a material impact on our earnings or financial condition.

We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were immaterial for 2005, 2004 and 2003. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

Employees

Our worldwide workforce consisted of 8,929 full and part-time employees as of December 25, 2005. We believe that our relations with our employees are satisfactory.

At December 25, 2005, 125 of our employees were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends June 1, 2007 and provides for guaranteed wage and benefit levels as well as employment security for union members. If a work stoppage were to occur, it could impact our ability to operate. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.

Our wholly owned Korean subsidiary, which we refer to as Fairchild Korea, sponsors a Korean Labor Council consisting of seven representatives from the non-management workforce and ten members of the management workforce. The Labor Council, under Korean law, is recognized as a representative of the workforce for the purposes of consultation and cooperation. The Labor Council has no right to take a work action or to strike and is not party to any labor or collective bargaining agreements with Fairchild Korea. We believe that relations with Fairchild Korea employees and the Labor Council are satisfactory.

Executive Officers

The following table provides information about the executive officers of our company. There is no family relationship among any of the named executive officers.

Name	Age	Title

Mark S. Thompson	49	President and Chief Executive Officer, and Director
Thomas A. Beaver	63	Executive Vice President, Worldwide Sales and Marketing
Izak Bencuya	51	Executive Vice President and General Manager, Power Discrete Group
Laurenz Schmidt	56	Executive Vice President, Global Operations
Robert J. Conrad	45	Senior Vice President and General Manager, Power Analog Group
Paul D. Delva	43	Senior Vice President, General Counsel and Corporate Secretary
Allan Lam	46	Senior Vice President and General Manager, Standard Products Group
Kevin B. London	48	Senior Vice President, Human Resources
Robin A. Sawyer	38	Vice President, Interim Principal Financial Officer, Corporate Controller

Mark S. Thompson, President and Chief Executive Officer, and Director.  Dr. Thompson joined Fairchild Semiconductor in November 2004 as Executive Vice President, Manufacturing and Technology group. He became President and Chief Executive Officer in May 2005. He has over 20 years of high technology experience. Prior to joining the company, Dr. Thompson had been Chief Executive Officer of Big Bear Networks since August 2001. He was previously Vice President and General Manager of Tyco Electronics, Power Components Division and, prior to its acquisition by Tyco, was Vice President of Raychem Electronics OEM Group. Dr. Thompson serves on the Board of Directors of American Science and Engineering, Inc.

Thomas A. Beaver, Executive Vice President, Worldwide Sales and Marketing.  Mr. Beaver joined Fairchild Semiconductor in March 2004. He has over 35 years of experience in the semiconductor industry. Prior to joining the company, Mr. Beaver was General Manager of Xiran, a Division of SimpleTech, Inc., from 2003 to 2004. He was previously President and CEO of Wyle Electronics from 2001 to 2003 and prior to that spent 34 years at Motorola Corp., most recently as Corporate Vice President and Director of Marketing and Sales of the Networking and Computing Systems Group.

Izak Bencuya, Executive Vice President and General Manager, Power Discrete Group.  Dr. Bencuya has worked in the semiconductor and electronics field for 30 years. Prior to his current position as Executive Vice President and General Manager, Power Discrete Group, Dr. Bencuya was Senior Vice President and General Manager, Discrete Products Group since February 2000. Before that, he spent six years as Director of Power MOSFET Products. Dr. Bencuya also worked at GTE Laboratories and Siliconix in various research and management roles.

Laurenz Schmidt, Executive Vice President, Global Operations.  Mr. Schmidt served as Senior Vice President, Global Operations since October 2001 and was promoted to Executive Vice President in February, 2004. He has over 28 years of experience in the semiconductor industry. Prior to assuming his current role, he held various management positions over the preceding eight years, including Vice President of Wafer Fabrication Manufacturing, Vice President of Operations for Discrete Products Group and Managing Director of the South Portland, Maine wafer fabrication facility. Prior to joining Fairchild in 1983, he spent six years with Texas Instruments.

Robert J. Conrad, Senior Vice President and General Manager, Power Analog Group.  Mr. Conrad joined Fairchild Semiconductor in September 2003. Mr. Conrad has over 22 years of semiconductor industry experience. Prior to joining the company, Mr. Conrad was CEO and President of Trebia Networks, a private fabless semiconductor company, since April 2001. His experience prior to that includes twelve years at Texas Instruments in a variety of engineering and business management roles, and six years at Analog Devices where he was Vice President and General Manager of the DSP Division.

Paul D. Delva, Senior Vice President, General Counsel and Corporate Secretary.  Mr. Delva joined Fairchild Semiconductor as assistant general counsel in 1999 following our initial public offering. He become Vice President and General Counsel in April 2003 and was appointed corporate secretary in May 2005. Mr. Delva was promoted to Senior Vice President in June 2005. He has advised Fairchild on all its acquisitions and securities offerings, as well as on general corporate matters since the company’s founding in 1997. Prior to joining Fairchild, he was an associate at Dechert, Price & Rhoads (now Dechert LLP) in Philadelphia, Pennsylvania, where he specialized in mergers and acquisitions, corporate and securities law.

Allan Lam, Senior Vice President and General Manager, Standard Products Group.  Mr. Lam joined Fairchild Semiconductor in August 2005 as Senior Vice President and General Manager, Standard Products Group. He was previously employed by Vishay Intertechnology and Temic Semiconductor since 1996, most recently as Vice President of Sales, Asia, and before that as Area Vice President of Sales, Asia-Pacific and Vice President, Standard Products Unit. He previously held management positions in quality, marketing, sales, and engineering with BBS Electronics, Cinergi Technology & Devices, SGS-Thomson Microelectronics and National Semiconductor.

Kevin B. London, Senior Vice President, Human Resources.  Mr. London served as Vice President of Human Resources since July 2002 and was promoted to Senior Vice President in June 2005. He has over 22 years experience in the semiconductor industry. Prior to assuming his current role, he held various Human Resource management positions at the company’s South Portland site during the previous sixteen years. Prior to that, Mr. London held a variety of management positions within Operations.

Robin A. Sawyer, Vice President, Interim Principal Financial Officer, Corporate Controller.  Ms. Sawyer was named Interim Principal Financial Officer in October 2005 upon the departure of the previous Principal Financial Officer. Ms. Sawyer became Corporate Controller in November 2002. She joined our company in 2000 as Manager of Financial Planning and Analysis. Prior to joining our company, Ms. Sawyer was employed by Cornerstone Brands, Inc. from 1998 to 2000 as Director of Financial Planning and Reporting. Prior to that Ms. Sawyer was employed by Baker, Newman and Noyes, LLC and its predecessor firm, Ernst & Young, and is a Certified Public Accountant. Ms. Sawyer is a director and audit committee chair of Camden National Corporation.

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

We also make available, free of charge, through our corporate governance website, our corporate charter, bylaws, Corporate Governance Guidelines, charters of the committees of our board of directors, code of business conduct and ethics and other information and materials, including information about how to contact our board of directors, its committees and their members. To find this information and materials, visit our corporate governance website at http://governance.fairchildsemi.com.

ITEM 1A.	Business Risks

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

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations because of industry practice or custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues.

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

We may not be able to develop new products to satisfy changing demands from customers.

Our failure to develop new technologies, or react to changes in existing technologies, could materially delay development of new products, which could result in decreased revenues and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. New products often command higher prices and, as a result, higher profit margins. We may not successfully identify new product opportunities and develop and bring new products to market or succeed in selling them into new customer applications in a timely and cost-effective manner. Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive. Many of our competitors are larger, older and well established international companies with greater engineering and research and development resources than us. A fundamental shift in technologies in our product markets that we fail to identify correctly or adequately, or that we fail to capitalize on, in each case relative to our competitors, could have material adverse effects on our competitive position within the industry. In addition, to remain competitive, we must continue to reduce die sizes and improve manufacturing yields. We cannot assure you that we can accomplish these goals.

If some original equipment manufacturers do not design our products into their equipment, our revenue may be adversely affected.

The success of our products often depends on whether original equipment manufacturers (“OEMs”), or their contract manufacturers, choose to incorporate or “design in” our products, or identify our products, with those from a limited number of other vendors, as approved for use in a particular OEM applications. Even receiving “design wins” from a customer does not guarantee future sales to that customer. We may be unable to achieve these “design wins” due to competition over the subject product’s functionality, size, electrical characteristics or other aspect of its design, price, or due to our inability to service expected demand from the customer or other factors. Without design wins, we would only be able to sell our products to customers as a second source, if at all. If an OEM designs another supplier’s product into one of its applications, it is more difficult for us to achieve future design wins with that application because, for the customer, changing suppliers involves significant cost, time, effort and risk. In addition, achieving a design win with a customer does not ensure that we will receive significant revenue from that customer and we may be unable to convert design into actual sales.

We depend on demand from the consumer, original equipment manufacturer, contract manufacturing, industrial, automotive and other markets we serve for the end market applications which incorporate our products. Reduced consumer or corporate spending due to increased oil prices or other economic factors could affect our revenues.

Our revenue and gross margin guidance are based on certain levels of consumer and corporate spending. If our projections of these expenditures fail to materialize, due to reduced consumer or corporate spending from increased oil prices or otherwise, our revenues and gross margins could be adversely affected.

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

Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of intellectual property infringement and litigation regarding patent and other intellectual property rights. From time to time, we may be notified of claims (often implicit in offers to sell us a license to another company’s patents) that we may be infringing patents issued to other companies, and we may subsequently engage in license negotiations regarding these claims. Such claims relate both to products and manufacturing processes. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been and are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. For example, since October 2004, we have been in litigation with Power Integrations, Inc. (POWI) in the United States District Court for the District of Delaware. POWI alleges that some of our Pulse-Width Modulator (PWM) integrated circuit products infringe four of POWI’s U.S. patents. We do not believe our products violate POWI’s patents and are vigorously contesting the lawsuit. See “Legal Proceedings” below. Our involvement in this lawsuit and future intellectual property litigation, or the costs of avoiding or settling litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged products or technologies and diverting the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. We may decide to settle patent infringement claims or litigation by purchasing license rights from the claimant, even if we believe we are not infringing, in order to reduce the expense of continuing the dispute or because we are not sufficiently confident that we would eventually prevail. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products has resulted in a number of claims for damages from customers. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Phenitec Semiconductor, Taiwan Semiconductor Manufacturing Company, Central Semiconductor Manufacturing Corporation, UMC, WIN Semiconductor, Jilin Magic Semiconductor, More Power Electric

Corporation and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, AUK, Enoch, Wooseok, SP Semiconductor, NS Electronics (Bangkok) Ltd., Liteon, GEM Services, and STATS ChipPAC.

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

Approximately 66% of our sales are made by distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.

Distributors accounted for 66% of our net sales for the year ended December 25, 2005. Our top five distributors worldwide accounted for 19% of our net sales for the year ended December 25, 2005. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

New stock option accounting rules will reduce our earnings as reflected on the face of our consolidated statement of operations, and as a result our stock price could be adversely affected. If we must reduce our use of options as a result of the accounting rule’s impact, our competitiveness in the employee marketplace could be adversely affected.

Like most technology companies, we have a history of using broad-based employee stock option programs to recruit and retain our workforce in a competitive employment marketplace. Although we have reduced our use of traditional stock options in the past several years in favor of deferred stock units and performance-based equity awards, we still use stock options and expect to continue to use them as one component of our equity compensation program. As a result, our success will depend in part upon the continued use of stock options as a compensation tool. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Compensation costs will be measured based on the fair value of the equity or liability instruments issued. We will implement SFAS 123(R) in the first quarter of 2006. We have evaluated the impact of SFAS 123(R) on our financial condition and results of operations and believe the charge of SFAS 123(R) will reduce our quarterly earnings by $4.0 to $4.5 million for the first quarter of 2006. This will result in lower reported earnings per share, which could negatively affect our future stock price. In addition, this could negatively affect our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

We plan to seek stockholder approval for increases in the number of shares available for grant under the Fairchild Semiconductor Stock Plan as well as other amendments that may be adopted from time to time which require stockholder approval. If such proposals do not receive stockholder approval, we may not be able to grant stock options to employees at the same levels as in the past, which could adversely affect our ability to attract, retain and motivate qualified personnel. Additionally, if such proposals do not receive stockholder approval, we may need to increase cash compensation in order to attract, retain and motivate employees, which could adversely affect our results of operations.

We may face product warranty or product liability claims that are disproportionately higher than the value of the products involved.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several dollars, whereas the personal computer might be sold by the computer maker for several hundred dollars. Although we maintain rigorous quality control systems, we manufacture and sell approximately 16 billion individual semiconductor devices per year to customers around the world, and in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to published specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. We attempt, through our standard terms and conditions of sale and other customer contracts, to limit our liability by agreeing only to replace the defective goods or refund the purchase price. Nevertheless, we have received claims for other charges, such as for labor and other costs of replacing defective parts or repairing the products into which the defective products are incorporated, lost profits and other damages. In addition, our ability to reduce such liabilities, whether by contracts or otherwise, may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result.

For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. On December 29, 2005 (fiscal year 2006) we settled a lawsuit filed against us and three of our distributors by Alcatel Canada Inc. in the Ontario Superior Court of Justice, alleging breach of contract, negligence and other claims and claiming damages allegedly caused by our products containing the mold compound. In January 2005 we were named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. We believe we have strong defenses against Lucent’s claims and intend to vigorously defend the lawsuit.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have also resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and $6.9 million the fourth quarter of 2005. These estimates were based upon assessments of the potential liability using an analysis of the claims and historical experience. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve. At December 25, 2005 and December 26, 2004 the reserve for estimated potential settlement losses was $17.2 million and $11.0 million, respectively.

In a related action, we filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Co., Ltd. and other related parties in California Superior Court for Santa Clara County, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to our customers as a result of mold compound supplied by Sumitomo. Other manufacturers also filed lawsuits against Sumitomo relating to the same mold compound issue. On September 30, 2005, we agreed to settle the lawsuit. We previously agreed to settle litigation against Amkor Technology, Inc., a co-defendant with Sumitomo.

Our international operations subject our company to risks not faced by domestic competitors.

Through our subsidiaries we maintain significant operations in the Philippines, Malaysia, China and South Korea and also operate facilities in Singapore. We have sales offices and customers around the world. Approximately 76% of our revenues in 2005 were from Asia. The following are some of the risks inherent in doing business on an international level:

•	economic and political instability;

•	foreign currency fluctuations;

•	transportation delays;

•	trade restrictions;

•	work stoppages; and

•	the laws of, including tax laws, and the policies of the United States toward, countries in which we manufacture our products.

We acquired significant operations and revenues when we acquired a business from Samsung Electronics and, as a result, are subject to risks inherent in doing business in Korea, including political risk, labor risk and currency risk.

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 16% of our revenue for year ended December 25, 2005.

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

Our Korean sales are increasingly denominated primarily in U.S. dollars while a significant portion of our Korean operations’ costs of goods sold and operating expenses are denominated in South Korean won. Although we have taken steps to fix the costs subject to currency fluctuations and to balance won revenues and won costs as much as possible, a significant change in this balance, coupled with a significant change in the value of the won relative to the dollar, could have a material adverse effect on our financial performance and results of operations (see Item 7A, Quantitative and Qualitative Disclosures about Market Risk).

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

We are a leveraged company with a ratio of debt to equity at December 25, 2005 of approximately 0.6 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At December 25, 2005, we had total debt of $646.6 million, and the ratio of this debt to equity was approximately 0.6 to 1. In June 2003 we entered into a new senior credit facility that included a $300 million term loan, the proceeds of which were used to redeem our 10 3/8% Senior Subordinated Notes due 2007, and a $180 million revolving line of credit. In January 2005 we increased the senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit, of which $179.1 million remained undrawn as of December 25, 2005, adjusted for outstanding letters of credit. The proceeds from the increased senior credit facility were used, together with approximately $216 million in cash, to redeem all our outstanding 10 1/2% Senior Subordinated Notes due 2009. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have important consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, as amended in January 2005, permits borrowings of up to $180.0 million in revolving loans under the line of credit, in addition to the outstanding $450 million term loan that is currently outstanding under that facility. As of December 25, 2005, adjusted for outstanding letters of credit, we had up to $179.1 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of December 25, 2005, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Item 1B.	Unresolved Staff Comments

We have no unresolved comments from the Securities and Exchange Commission as of March 10, 2006.

Item 2.	Properties

We maintain manufacturing and office facilities around the world including the United States, Asia and Europe. The following table provides information about these facilities at December 25, 2005:

Location	Owned	Leased	Use	Business Segment

South Portland, Maine		X	Corporate headquarters.	—
South Portland, Maine	X	X	Wafer fabrication operations, and office facilities.	Power Discrete, Power Analog, Standard Products
West Jordan, Utah	X		Manufacturing and office facilities.	Power Discrete
Mountaintop, Pennsylvania	X		Manufacturing and office facilities.	Power Discrete
Colorado Springs, Colorado		X	Manufacturing facilities.	Power Analog
San Jose, California		X	Office facilities.	—
Penang, Malaysia	X	X	Manufacturing, warehouse and office facilities.	Power Discrete, Power Analog, Standard Products
Cebu, Philippines	X	X	Manufacturing, warehouse and office facilities.	Power Discrete, Power Analog, Standard Products
Bucheon, South Korea	X	X	Manufacturing and office facilities.	Power Discrete, Power Analog, Standard Products
Hwasung City, South Korea	X		Warehouse space.	—
Singapore		X	Manufacturing and office facilities.	Standard Products
Suzhou, China	X		Manufacturing, warehouse and office facilities.	Power Discrete, Power Analog, Standard Products
Wooton-Bassett, England		X	Office facilities.	—
Kowloon, Hong Kong		X	Office facilities.	—
Tokyo, Japan		X	Office facilities.	—

Leases affecting the Penang and Cebu facilities are generally in the form of long-term ground leases, while we own improvements on the land. In some cases we have the option to renew the lease term, while in others we have the option to purchase the leased premises. We also have the ability to cancel these leases at any time. During 2004, we ceased operations at our Kuala Lumpur, Malaysia and Wuxi, China facilities.

In addition to the facilities listed above we maintain smaller sales offices in leased space around the world. In January 2004, we sublet our Loveland, Colorado facility.

We believe that our facilities around the world, whether owned or leased, are well maintained and are generally suitable and adequate to carry on the company’s business. Our manufacturing facilities contain sufficient productive capacity to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

From time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. On December 29, 2005 (fiscal year 2006) we settled a lawsuit filed against us and three of our distributors by Alcatel Canada Inc. in the Ontario Superior Court of Justice, alleging breach of contract, negligence and other claims and claiming damages allegedly caused by our products containing the mold compound. In January 2005 we were named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. We believe we have strong defenses against Lucent’s claims and intend to vigorously defend the lawsuit.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have also resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and $6.9 million in the fourth quarter of 2005. These estimates were based upon current assessments of the potential liability using an analysis of the claims and our historical experience in defending and/or resolving these claims. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve. At December 25, 2005 and December 26, 2004 the reserve for estimated potential settlement losses was $17.2 million and $11.0 million, respectively.

In a related action, we filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Co., Ltd. and other related parties in California Superior Court for Santa Clara County, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to our customers as a result of mold compound supplied by Sumitomo. Other manufacturers also filed lawsuits against Sumitomo relating to the same mold compound issue. On September 30, 2005, we agreed to settle the lawsuit. We previously agreed to settle litigation against Amkor Technology, Inc., a co-defendant with Sumitomo. As a result of these settlements we recorded net settlement gains before taxes of approximately $20.3 million in the second half of 2005.

On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by POWI in the United States District Court for the District of Delaware. The complaint filed by POWI alleges that certain of our PWM integrated circuit products infringe four of POWI’s U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling, offering for sale or importing the allegedly infringing products as well as money damages for the alleged past infringement. We have analyzed the POWI patents in light of our products and, based on that analysis, we do not believe our products violate POWI’s patents and, accordingly, are vigorously contesting this lawsuit. We expect the case to go to trial in 2006 or early 2007. Should we lose the lawsuit, we expect the monetary damages would be immaterial to our consolidated statement of operations. However, it could adversely impact our ability to sell products found to be infringing, either directly or indirectly in the U.S.

On December 30, 2004, our wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by ZTE Corporation, a communications equipment manufacturer, in Guangdong Higher People’s Court in Guangzhou, People’s Republic of China. The complaint filed by ZTE alleges that certain of our products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 CNY as damages (equivalent to approximately $8.2 million USD based on exchange rates at December 25, 2005). We contested the lawsuit in a trial held on October 20, 2005. The court’s decision is pending and we are unable to predict when a decision will be reached. We continue to deny the allegations in the lawsuit.

From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period beginning September 26, 2005 and ending on December 25, 2005.

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

	High	Low

2005
Fourth Quarter (from September 26, 2005 to December 25, 2005)	$18.45	$13.90
Third Quarter (from June 27, 2005 to September 25, 2005)	$17.99	$14.75
Second Quarter (from March 28, 2005 to June 26, 2005)	$16.09	$13.14
First Quarter (from December 27, 2004 to March 27, 2005)	$17.44	$12.80
2004
Fourth Quarter (from September 27, 2004 to December 26, 2004)	$16.93	$13.05
Third Quarter (from June 28, 2004 to September 26, 2004)	$16.40	$11.91
Second Quarter (from March 29, 2004 to June 27, 2004)	$25.80	$15.62
First Quarter (from December 29, 2003 to March 28, 2004)	$28.50	$21.19

As of March 9, 2006 there were approximately 208 holders of record of our Common Stock. We have not paid dividends on our common stock in any of the years presented above and have no present intention of doing so. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make.

Securities Authorized for Issuance Under Equity Compensation Programs

The following table provides information about the number of stock options, deferred stock units (DSUs) and restricted stock units (RSUs) outstanding and authorized for issuance under all equity compensation plans of the company on December 25, 2005. The notes under the table provide important additional information.

Number of Shares
Remaining Available
	Number of Shares of		for Future Issuance
	Common Stock		at Year-End
	Issuable Upon the	Weighted-Average	(Excluding Shares
	Exercise of	Exercise Price of	Underlying
	Outstanding	Outstanding	Outstanding
	Options, DSUs and	Options, DSUs and	Options, DSUs and
	RSUs(1)	RSUs(5)	RSUs)(4)

Equity compensation plans approved by stockholders (2)	24,285,688	$19.29	2,436,371
Equity compensation plans not approved by stockholders (3)	562,500	$16.70	—

Total	24,848,188	$19.27	2,436,371

(1)	Other than as described here, the company had no warrants or rights outstanding or available for issuance under any equity compensation plan at December 25, 2005. Also excludes performance units granted in 2005 under the Fairchild Semiconductor Stock Plan (Stock Plan), which was approved by stockholders in 2005. Because the company failed to achieve the performance targets established in January 2005, none of the 617,670 shares underlying the 2005 performance unit awards were earned and all were recaptured by the plan.

(2)	Shares issuable include 1,479,604 options under the 2000 Executive Stock Option Plan (2000 Executive Plan), which was approved by stockholders in 2000, and 22,334,694 options, 436,690 DSUs and 34,700 RSUs under the Stock Plan.

(3)	Includes 325,000 and 37,500 DSUs granted outside the Stock Plan in 2003 and 2004, respectively and 200,000 options granted outside the Stock Plan in 2004 all associated with CEO succession and recruitment-related grants.

(4)	Shares remaining available for grant under amounts permitted in the plans include 192,065 options under the 2000 Executive Plan and 2,244,306 options and full value awards under the Stock Plan.

(5)	Does not include shares subject to DSUs or RSUs, which do not have an exercise price.

The material terms of the 2000 Executive Plan and the Stock Plan are described in Note 8 to the company’s consolidated financial statements included in this annual report, and both of the plans are included as exhibits to this annual report.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the fourth quarter of 2005. The following table provides information with respect to purchases made by the company of its own common stock during the fourth quarter of 2005.

Maximum Number (or
	Total		Total Number of	Approximate Dollar
	Number of		Shares Purchased as	Value) of Shares
	Shares	Average	Part of Publicly	that May Yet Be
	(or Units)	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased(1)	per Share	Programs	Plans or Programs

September 26, 2005 - October 23, 2005	130,000	$15.02	—	—
October 24, 2005 - November 20, 2005	—	—	—	—
November 21, 2005 - December 25, 2005	—	—	—	—

Total	130,000	$15.02	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan and stock option plan. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data

The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data as of December 25, 2005 and December 26, 2004 and for the years ended December 25, 2005, December  26, 2004, and December 28, 2003 are derived from our audited consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The historical consolidated financial data as of December 28, 2003, December 29, 2002 and December 30, 2001 and for the years ended December 29, 2002 and December 30, 2001 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. This information should be read in conjunction with our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended
	December 25,	December 26,	December 28,	December 29,	December 30,
	2005	2004	2003	2002	2001
	(In millions, except per share data)

Consolidated Statements of Operations Data:
Total revenue	$1,425.1	$1,603.1	$1,395.8	$1,411.9	$1,407.7
Total gross profit	314.3	448.3	307.8	350.2	354.1
% of total revenue	22.1%	28.0%	22.1%	24.8%	25.2%
Net income (loss)*	(241.2)	59.2	(81.5)	(2.5)	(41.7)
Net income (loss) per common share:
Basic	(2.01)	0.50	(0.69)	(0.02)	(0.42)
Diluted	(2.01)	0.48	(0.69)	(0.02)	(0.42)
Consolidated Balance Sheet Data (End of Period):
Inventories	$200.5	$253.9	$221.5	$208.8	$209.1
Total assets	1,928.3	2,376.5	2,261.3	2,289.8	2,149.2
Long-term debt, less current portion	642.1	845.2	848.6	852.8	1,138.2
Stockholders’ equity	1,008.5	1,229.1	1,147.7	1,215.2	808.0
Other Financial Data:
Research and development	$77.6	$82.0	$74.8	$82.2	$83.0
Depreciation and other amortization	126.3	149.1	149.6	133.7	126.0
Amortization of acquisition-related intangibles*	23.9	26.0	33.3	37.8	53.1
Net interest expense	28.1	53.5	66.2	86.6	88.6
Capital expenditures	97.4	190.3	136.3	130.0	117.8

We did not pay cash dividends on our common stock in any of the years presented above.

*	In accordance with SFAS No. 142, the company ceased amortizing goodwill beginning with the year ended December 29, 2002. Goodwill amortization for 2001 was $17.0 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

From our beginning as an independent semiconductor company in 1997, we have grown both organically and through acquisitions to become the top supplier of power semiconductors in the world. Recently, we have undergone a shift in our strategy to focus on developing semiconductor products that provide solutions for power management in the consumer, computing, automotive, industrial and communications markets. In addition, we continue to expand our presence in the Asian regional markets, specifically in China, where we see high growth potential. Our strategy shift and focus on power products has allowed us to increase our power revenue from just 9% of total sales in fiscal year 1997 to 75% of total sales in fiscal year 2005. We have a wide portfolio of products that leverage expertise in both analog and discrete power technologies, as well as products that provide our customers with an integrated total power management solution in a single, multi-chip module package.

At the beginning of 2005, we reorganized our internal reporting and management structure and, accordingly, our segment reporting to reflect our strategic focus on power products. The new segments, Power Discrete, Power Analog and Standard Products, align with the way we now manage the business and should help investors better judge our performance. All segment reporting within management’s discussion and analysis has been restated to reflect this change.

One of our primary goals for 2005 was to reduce both internal and distribution inventories by increasing our focus on channel sell through, or end-market demand, while constraining our factory output and shipments. While our distributor resales increased during 2005, we slowed sales into the distribution channel and allowed the distributor inventory levels to adjust to lower levels. This reduced distribution inventory of supply on hand from approximately 15 weeks to approximately 11 weeks at the end of the year. During the second half of the year, we continued to refine product line inventory levels at the distributors and substantially completed this phase of channel inventory adjustments. In addition, we reduced our internal inventory as well. Internal inventory decreased by $53.4 million from our December 26, 2004 balances and inventory turns increased to 5.6 times in 2005 from 4.9 times in 2004.

During 2005, we also focused on improving the quality of our business by managing product mix more selectively and increasing the mix of our more proprietary, higher margin new products. One element of this approach was to hold annual capital expenditures to 6 to 8% of sales, with 2005 at 6.8% compared to 11.9% in 2004. By limiting our capital spending for additional capacity, we are forced to aggressively manage product mix in order to free up capacity for higher margin, faster growing products.

Gross margins, operating margins and inventory turns continue to be key indices that both senior management and our investors utilize to measure our financial performance. In order to improve these margins, management implemented the above discussed inventory reduction initiative. In addition, the estimated useful life change described below, contributed approximately $18 million to the inventory reduction in 2005. Another key performance indicator we use is days sales outstanding (DSO). In 2005, DSO decreased to 31.6 days compared to 36.9 days in 2004.

In addition to reducing our capital spending model to 6 to 8% of sales, we also completed an analysis of the useful life of our factory machinery and equipment and adjusted certain estimated useful life assumptions upward, from five to eight years, in the third quarter of 2005, to better align our depreciation to our actual historical useful lives. This led to a reduction in depreciation expense of approximately $30 million in the second half of 2005, which was offset by cost of sales of inventory manufactured under previous costs of approximately $18 million for a net favorable impact of approximately $12 million during the second half of 2005. In addition, we identified certain software programs that we intended to abandon. In the third and fourth quarter of 2005, this resulted in approximately $6.3 million of accelerated depreciation on these assets.

During 2005, we booked a full valuation allowance for net U.S. deferred tax assets after we determined that the U.S. deferred tax assets are not likely to be recovered. The valuation allowance resulted in an increase in the provision for income taxes and contributed significantly to the net loss on the consolidated statement of operations for 2005 (see Item 8, Note 7 for additional information.)

We continue to follow our “asset-light” investment strategy for many of our standard products, which typically have lower gross margins and lower or negative long-term sales growth potential. Through this strategy we are gradually transferring the manufacturing for these mature products to third party subcontractors, where appropriate, thereby allowing our own manufacturing facilities to focus on building higher-growth, higher-margin and more strategic products. We believe that by following this long term “asset-light” approach for mature products, we will improve our return on invested capital and lessen our exposure to falling prices on commodity products during industry downturns.

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

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our audited consolidated financial statements.

	Year Ended
	December 25,		December 26,		December 28,
	2005		2004		2003
	(Dollars in millions)

Total revenues	$1,425.1	100%	$1,603.1	100%	$1,395.8	100%
Gross profit	314.3	22%	448.3	28%	307.8	22%
Operating Expenses:
Research and development	77.6	5%	82.0	5%	74.8	5%
Selling, general and administrative	194.5	14%	176.0	11%	149.9	11%
Amortization of acquisition-related intangibles	23.9	2%	26.0	2%	33.3	2%
Restructuring and impairments	16.9	1%	18.6	1%	66.6	5%
Reserve for potential settlement losses	6.9	0%	11.0	1%	—	0%
Purchased in-process research and development	—	0%	—	0%	2.1	0%

Total operating expenses	319.8	22%	313.6	20%	326.7	23%
Operating income (loss)	(5.5)	0%	134.7	8%	(18.9)	(1)%
Interest expense	41.3	3%	63.8	4%	74.4	5%
Interest income	(13.2)	(1)%	(10.3)	(1)%	(8.2)	(1)%
Other expense	2.9	0%	8.4	1%	23.4	2%

Income (loss) before income taxes	(36.5)	(3)%	72.8	5%	(108.5)	(8)%
Income tax expense (benefit)	204.7	14%	13.6	1%	(27.0)	(2)%

Net income (loss)	$(241.2)	(17)%	$59.2	4%	$(81.5)	(6)%

Year Ended December 25, 2005 Compared to Year Ended December 26, 2004

Total Revenues.  Total revenues for 2005 decreased $178.0 million, or 11%, as compared to 2004. The decrease came across all segments, particularly Standard Products, which accounted for almost half the decline (or $85.2 million for the year). Overall, decreases in average selling prices contributed 69% of the decrease, while unit volumes accounted for the remaining 31% of the decline. In addition, our revenue declines were in line with our goal to reduce distributor inventory. We anticipated this decline and as of the end of 2005, feel that our inventory levels have stabilized and are in line with our internal and distributor goals outlined in the Overview above.

As a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for these geographic reporting purposes includes Japan and Singapore and excludes Korea) were as follows for 2005 and 2004:

	Year Ended
	December 25,	December 26,
	2005	2004

United States	10%	12%
Other Americas	2	2
Europe	11	11
China	25	21
Taiwan	20	21
Korea	16	18
Other Asia/Pacific	16	15

Total	100%	100%

The decrease in our United States percentage of sales is a result of customers moving purchases of product to the Asia region. The increase in our China percentage of sales is due to our growing customer base, as well as our commitment to investing our resources in this growing region. The decrease in our Korean percentage of sales is due to lower than expected sales, which we anticipate will begin to increase in future quarters.

Gross Profit.  Consistent with our revenues, our gross profits were impacted by our continued efforts to reduce internal and channel inventory levels. During 2005, approximately 37% of the gross profit decrease in dollar terms was due to the previously discussed decline in revenues, with the remaining decrease due to lower factory utilization, particularly in Power Analog as the product line adjusted inventory levels to support their high-margin business model. Included in 2005 gross profit is a change in certain estimated useful life assumptions of machinery and equipment, as discussed above, which is an approximate net $12.0 million benefit, recorded in cost of sales. In addition, 2005 gross profit includes a charge of $0.8 million for accelerated depreciation on assets to be abandoned, recorded in cost of sales. Included in 2004 gross profit are a $2.1 million net sales reserves release and a $0.3 million net inventory charge associated with the discontinuation of certain products in connection with our 2003 restructuring actions, recorded in revenue and cost of sales, respectively.

Operating Expenses.  R&D expenses were flat as a percentage of sales for 2005 as compared to 2004. Selling, general and administrative (SG&A) expenses increased as a percentage of sales for 2005 as compared to 2004. During 2005, SG&A includes a charge of $5.5 million for accelerated depreciation on certain assets to be abandoned. Also included in SG&A is a $3.8 million non-cash expense for the vesting of equity awards related to certain employee retirements recorded in the first quarter of 2005. Lastly, we experienced an approximate $7 million increase in legal costs associated with litigation defense.

The decrease in amortization of acquisition-related intangibles is due to certain intangibles becoming fully amortized during the first quarter of 2004 and second quarter of 2005. In addition, we reduced amortization relating to the $1.6 million developed technology impairment loss recorded in the third quarter of 2005 (see Item 8, Note 5 for additional information).

Restructuring and Impairments.  In order to better align our cost structure with our revenues, we continually consider the rationalization of both our manufacturing operations and our workforce levels. As a result, we recorded restructuring and impairment charges of $16.9 million in 2005. These charges include $10.2 million in employee separation costs, $0.7 million in office closure costs, $7.1 million in asset impairment costs associated with software, equipment and developed technology, as well as $0.2 million in other charges all associated with our 2005 Infrastructure Realignment Program. In addition, we released $1.3 million in reserves associated with the Second Quarter 2003 Restructuring Program, 2004 Infrastructure Realignment Programs, and 2005 Infrastructure Realignment Program.

We recorded restructuring and impairment charges of $18.6 million in 2004. These charges included $7.4 million of costs associated with the closure of our six-inch fab in Mountaintop, Pennsylvania, $5.8 million of net costs associated with the closure of our four-inch South Portland, Maine wafer fab, $4.9 million in employee separation costs relating to our 2004 Infrastructure Realignment Program, $0.9 million of costs associated with the closure of our Kuala Lumpur, Malaysia plant, and $0.2 million of asset impairment charges related to the discontinuation of our memory product line. In addition, we released $0.6 million in reserves primarily associated with the 2003 Restructuring Program. The charges associated with the Mountaintop and South Portland fabs, and the Kuala Lumpur plant were the remaining charges from our restructuring plan announced in July 2003.

Total net costs for the closure of the six-inch wafer fab in Mountaintop were approximately $5.0 million for severance and $14.4 million for all other related costs and impairments. The closure was considered substantially complete as of December 26, 2004. Based on comparisons to our fourth quarter 2003 spending levels, the closure allowed us to save approximately $8.0 million annually in manufacturing costs, including salary and benefits associated with the termination of the approximately 160 employees.

Total net costs for the South Portland four-inch closure were approximately $2.1 million in severance and $10.3 million in asset impairments and other exit costs including decommissioning and technology transfer costs. The closure was considered substantially complete as of December 26, 2004. The South Portland four-inch fab closure allowed us to save approximately $10.0 million annually in manufacturing costs, including salary and benefits associated with the termination of approximately 90 employees.

Total net costs for the Wuxi and Kuala Lumpur closures were approximately $5.4 million in severance and $5.6 million in asset impairments and other exit costs including decommissioning and technology transfer costs. Both of these closures were considered substantially complete as of December 26, 2004. These closures allowed us to save approximately $3.0 million annually in manufacturing costs beginning in 2005, including salary and benefits associated with the termination of approximately 1,060 employees.

The 2004 Infrastructure Realignment Program actions announced in 2004 impacted both manufacturing and non-manufacturing personnel, primarily in the United States, and are expected to be completed in the second quarter of 2006. As a result of the $4.9 million charged, including salary and benefits associated with the termination of approximately 80 employees, we anticipate cost savings of approximately $7.2 million in manufacturing and non-manufacturing costs on an annualized basis beginning in 2006.

The 2005 Infrastructure Realignment Program actions announced in 2005 impacted both manufacturing and non-manufacturing personnel, primarily in the United States, and are expected to be completed in the third quarter of 2006. As a result of the $16.9 million charged, net of releases, including salary and benefits associated with the termination of approximately 180 employees, we anticipate cost savings of approximately $12.8 million in manufacturing and non-manufacturing costs on an annualized basis beginning in 2006. In addition, we expect annualized cost savings of $1.2 million associated with depreciation savings related to 2005 asset impairment charges.

Reserve for Potential Settlement Losses.  In the fourth quarter of 2005, we recorded $6.9 million as an additional reserve for potential settlement losses based on our analysis of the claims and our historical experience in defending and/or resolving these claims. In the second quarter of 2004, we recorded $11.0 million as a reserve for potential settlement losses. See Item 8, Note 14 of this report for further information.

Interest Expense.  Interest expense decreased $22.5 million in 2005, as compared to 2004. We had gross interest expense savings of $31.8 million related to the paydown of our 10 1/2% Notes on February 13, 2005. These savings were offset by an increase in interest paid on our term loan resulting from the $150 million increase in the term loan, which was used to paydown the 10 1/2% Notes, as well as rising interest rates on the variable rate loan during 2005.

Interest Income.  The increase in interest income in 2005 is due to improved rates of return earned on cash and short term marketable securities as compared to 2004.

Other Expense.  During 2005, we recorded $2.9 million of net other expense. This includes $(20.3) million of net lawsuit settlement gains, a net $(0.7) million recovery of strategic investment write-offs and $23.9 million for costs associated with the redemption of our 10 1/2% Notes. The $(0.7) million recovery includes a $1.1 million charge associated with the write-down of a strategic investment, offset by a $(1.8) million recovery of a third quarter 2004 strategic investment write-off. The $23.9 million for costs associated with the redemption of our 10 1/2% Notes includes $18.5 million for the call premium and other transaction fees and a $5.4 million non-cash write off of deferred financing fees. In 2004, we recorded a charge of $8.4 million related to impairment losses associated with our strategic investments.

Income Taxes.  Income taxes for 2005 were $204.7 million, on loss before taxes of $36.5 million, as compared to $13.6 million, on income before taxes of $72.8 million, for 2004. Included in tax expense of $204.7 million for 2005 is a non-cash charge of $207.1 million for a valuation allowance on our deferred tax assets. In addition, we recorded a tax liability of $14.5 million during the fourth quarter of 2005 as we took advantage of the American Jobs Creation Act (AJCA) and repatriated foreign earnings and profits of $235.3 million to the United States.

Reportable Segments.

Comparative disclosures of revenue and gross profit of our reportable segments are as follows:

	Year Ended
	December 25,			December 26,
	2005			2004
			Gross			Gross
	Revenue	% of Total	Profit %	Revenue	% of Total	Profit %
	(Dollars in millions)

Power Discrete	$801.8	56.3%	24.6%	$849.2	53.0%	29.8%
Power Analog	268.6	18.8%	20.0%	314.0	19.6%	33.9%
Standard Products	354.7	24.9%	17.8%	439.9	27.4%	20.1%

Total	$1,425.1	100.0%	22.1%	$1,603.1	100.0%	28.0%

Power Discrete.  Power Discrete revenues decreased approximately 6% in 2005, as compared to 2004. A decline in average selling prices brought revenues down 4%, while a 2% decline in unit volume contributed the remainder of the overall decrease in 2005. The decline in average selling prices was the result of continued pricing pressure, particularly from competition in China and changes in our product mix. The decline in unit volume was the result of reduced demand, in all regions except for China, as a result of our focus on reducing distributor inventory levels. The slight increase in the China region was driven by increased sales in the consumer, motion control and offline power supply end markets, due to design wins and captured market share. Despite the declines in revenue, we experienced growth in areas where we have made significant R&D investments, specifically for our PowerTrench® III and PowerTrench® IV and SPMtm products. We expect continued growth in these areas during 2006. Gross profits decreased due to unfavorable changes in product mix, due to higher content of low margin product, as well as our attempts to reduce internal and distributor inventory which, as a result, decreased our factory utilization. Included in Power Discrete gross profit is approximately $10 million of net benefit relating to the depreciable life change. In 2005, gross profit also includes a charge of $0.3 million for accelerated depreciation on assets to be abandoned, recorded in cost of sales. In 2004, gross profit includes a release of $(0.2) million of sales reserves and $(0.4) million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products.

Power Discrete had operating income of $46.9 million in 2005, as compared to $114.8 million in 2004. The decrease in operating income was due to lower gross profits and higher SG&A expenses. R&D expenses were roughly flat. SG&A expenses increased mainly due to increased allocated legal expenses, an increased focus on more field application support, as well as allocated non-cash expenses related to certain employee retirement benefits. Also, included in SG&A is a charge of $2.9 million for accelerated depreciation on certain assets to be abandoned. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the first quarter of 2004 and second quarter of 2005. In addition, acquisition amortization decreased due to impairment of developed technology recorded in the third quarter of 2005.

Power Analog.  Power Analog revenues decreased approximately 14% in 2005, as compared to 2004. A decline in average selling prices and product mix decreased revenues 18%, while a moderate increase in unit volume grew revenues 4% during 2005. The decline in revenues was seen across virtually all products and regions, mainly due to our initiative to reduce distributor inventory levels. In addition, virtually all products experienced lower average selling prices due to pricing pressure in the market, as well as a shift in product mix. Despite these declines, we continue to see growth in our Analog switches which grew 33% year over year, or growth of roughly $8.5 million. Overall, lower average selling prices, offset by modest unit increases were the major driver of lower gross margins year over year in dollar terms. We also reduced inventory levels through portfolio management both internally and in the distribution channel to better align with our business model of focusing on faster turning, more proprietary products. This has also driven lower factory utilization. We have also recorded inventory write-downs as we discontinue certain products, which allow us to continue to focus on higher value, higher margin offerings. In addition, in the third quarter Power Analog recorded approximately $2.0 million of inventory charges and sales returns related to a quality issue that has subsequently been resolved. In 2005, gross profit includes a charge of $0.3 million for accelerated depreciation on assets to be abandoned, recorded in cost of sales. Gross profit in 2004 includes a charge (release) of $(0.2) million of sales reserves and $0.1 million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions.

Power Analog had operating income (loss) of $(39.0) million in 2005, as compared to $24.1 million in 2004. R&D expenses increased as a percentage of sales as a result of incremental spending for additional design resources and associated development costs. This coupled with lower overall revenues caused R&D as a percent of sales to increase. We will continue to invest in R&D to be able to fund future higher value, higher margin products. SG&A expenses increased due to non-cash expenses related to certain employee retirement benefits as well as higher allocated legal expenses. Also, included in SG&A is a charge of $1.2 million for accelerated depreciation on certain assets to be abandoned. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the first quarter of 2004.

Standard Products.  Standard Products revenues decreased approximately 19% in 2005, as compared to 2004. Unit volumes decreased sales 12%, while declines in average selling prices contributed an additional 7% to the overall decline during 2005. The decline in revenues was due to reduced demand due to our initiative to actively reduce distributor inventory levels, as well as significant pricing pressure. The decline in units was driven mainly by reduced demand for our logic and discrete standard products. Virtually all end markets declined and on a regional basis, Japan saw an over 47% decrease in revenues as distributors substantially reduced their inventories of our products. In addition, revenues declined $5.5 million in 2005, or 6.5% of the total revenue decline compared to the same periods of 2004, due to the discontinuation of the Memory product line during 2004. In the future, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as our strategic focus shifts to the Power Analog and Power Discrete segments. Included in Standard Product gross profit is approximately $2 million of net benefit relating to the depreciable life change. Standard Product gross profit in 2005 also includes a charge of $0.2 million for accelerated depreciation on assets to be abandoned, recorded in cost of sales. Standard Product gross profits, excluding the effect of the discontinuation of the Memory product line, which was approximately $2.4 million in 2004, decreased due to a combination of lower factory utilization and our initiative to more selectively choose the business in this area. While we anticipate revenues will continue to decline as a percentage of our total revenues, our strategy is to manage standard products more selectively, while increasing our margins in this business. We expect our future revenue mix for Standard Products to shift slightly away from Optoelectronics due to the sale of the LED and LED Display business that took place in the beginning of 2006 (see Item 8, Note 20 for additional information). Standard Products gross profit in 2004 includes a charge (release) of $(1.7) million of sales reserves and $0.6 million of inventory reserves, recorded in revenue and cost of sales, respectively, associated with the discontinuation of certain products in connection with our 2003 and 2004 restructuring actions.

Standard Products had operating income of $10.4 million in 2005, as compared to $25.4 million in 2004. R&D expenses were roughly flat as a percentage of revenue, while SG&A expenses increased slightly due to a non-cash expense related to certain employee retirement benefits and higher allocated legal expenses. Also, included in SG&A is a charge of $1.4 million for accelerated depreciation on certain assets to be abandoned. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the first quarter of 2004 and the second quarter of 2005.

Year Ended December 26, 2004 Compared to Year Ended December 28, 2003

Total Revenues.  Total revenues increased $207.3 million in 2004 compared to 2003. This increase was driven primarily by continued growth in the power management market, new product introductions, and overall improved industry and economic conditions compared to 2003, particularly in the first half of 2004.

As a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for these geographic reporting purposes includes Japan and Singapore and excludes Korea) were as follows for 2004 and 2003:

	Year Ended
	December 26,	December 28,
	2004	2003

United States	12%	13%
Other Americas	2	2
Europe	11	11
China	21	19
Taiwan	21	21
Korea	18	20
Other Asia/Pacific	15	14

Total	100%	100%

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

Operating Expenses.  R&D and SG&A expenses were both flat as a percentage of sales for 2004 as compared to 2003.

The decrease in amortization of acquisition-related intangibles is due to certain intangibles becoming fully amortized during the fourth quarter of 2003 and the first quarter of 2004.

Restructuring and Impairments.  In order to better align our cost structure with our revenues, we continually consider the rationalization of both our manufacturing operations and our workforce levels. As a result, we recorded restructuring and impairment charges of $18.6 million in 2004. These charges included $7.4 million of costs associated with the closure of our six-inch fab in Mountaintop, Pennsylvania, $5.8 million of net costs associated with the closure of our four-inch South Portland, Maine wafer fab, $4.9 million in employee separation costs relating to our 2004 Infrastructure Realignment Program, $0.9 million of costs associated with the closure of our Kuala Lumpur, Malaysia plant, and $0.2 million of asset impairment charges related to the discontinuation of our Memory product line. In addition, we released $0.6 million in reserves primarily associated with the 2003 restructuring program. The charges associated with the Mountaintop and South Portland fabs, and the Kuala Lumpur plant were the remaining charges from our restructuring plan announced in July 2003.

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

Total net costs for the closure of the six-inch wafer fab in Mountaintop were approximately $5.0 million for severance and $14.4 million for all other related costs and impairments. This closure was considered substantially complete as of December 26, 2004. Based on comparisons to our fourth quarter 2003 spending levels, the closure of the Mountaintop six-inch fab is expected to save us approximately $8.0 million annually in manufacturing costs, including salary and benefits associated with the termination of approximately 160 employees.

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

Total net costs for the Wuxi and Kuala Lumpur closures were approximately $5.4 million in severance and $5.6 million in asset impairments and other exit costs including decommissioning and technology transfer costs. Both of these closures were considered substantially complete as of December 26, 2004. These closures resulted in savings of approximately $3.0 million annually in manufacturing costs beginning in 2005, including salary and benefits associated with the termination of approximately 1,060 employees.

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

The 2004 Infrastructure Realignment Program actions announced in 2004 impacted both manufacturing and non-manufacturing personnel, primarily in the United States, and are expected to be completed in the second quarter of 2006. As a result of the $4.9 million charged, including salary and benefits associated with the termination of approximately 80 employees, we anticipate cost savings of approximately $7.2 million in manufacturing and non-manufacturing costs on an annualized basis beginning in 2006.

Reserve for Potential Settlement Losses.  In the second quarter of 2004, we recorded $11.0 million as a reserve for potential settlement losses. See Item 8, Note 14 of this report for further information.

Purchased In-Process Research and Development.  Purchased in-process research and development (IPR&D) was $2.1 million for 2003. In 2003, IPR&D resulted from the purchase of Raytheon’s non-military RF components business completed in the fourth quarter of 2003.

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

Reportable Segments.

Comparative disclosures of revenue and gross profit of our reportable segments are as follows:

	Year Ended
	December 26,			December 28,
	2004			2003
			Gross			Gross
	Revenue	% of Total	Profit %	Revenue	% of Total	Profit %
	(Dollars in millions)

Power Discrete	$849.2	53.0%	29.8%	$684.7	49.1%	23.3%
Power Analog	314.0	19.6%	33.9%	249.9	17.9%	31.1%
Standard Products	439.9	27.4%	20.1%	461.2	33.0%	15.2%

Total	$1,603.1	100.0%	28.0%	$1,395.8	100.0%	22.1%

Power Discrete.  Power Discrete revenue increased nearly 24% in 2004, as compared to 2003. Revenue growth came across all products, particularly in high power and low power products. Increases in average selling prices grew revenues 1%, while unit volumes accounted for 23% of the revenue increase. This was driven by the transition from limited demand in 2003 to a limited supply in 2004, enabling greater pricing leverage and product mix. We experienced particular growth in our newer products, including MOSFETs, using our PowerTrench® III and PowerTrench® IV processes, and our SPMtm products, which both contributed to the increase. Revenue growth was strongest in China and Taiwan, which together accounted for approximately half of Power Discrete revenues. In the second half of 2004, demand slowed, particularly in the low power products, as computing and cell phone demand slowed and the supply chain had been replenished with adequate inventory. Gross profits increased due to an improved product mix of higher margin and new technology products, favorable market conditions, and conversion to our newer PowerTrench® technologies, which have significantly lower die costs. In 2004, gross profit includes a release of $(0.2) million of sales reserves and $(0.4) million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products. In 2003, gross profit includes $2.2 million of sales reserves and $1.3 million of inventory reserves, recorded in revenue and cost of sales, respectively. The 2004 and 2003 charges are both associated with our 2003 restructuring actions.

Power Discrete had operating income of $114.8 million in 2004 compared to $48.7 million in 2003. The increase in operating income was a result of the improved gross profits discussed above. R&D expenses, as well as SG&A expenses, were roughly flat. Amortization of acquisition-related intangibles decreased due to certain intangibles becoming fully amortized.

Power Analog.  Power Analog revenues increased approximately 26% in 2004, as compared to 2003. Strong unit growth grew revenues 55%, while lower average selling prices decreased revenues 29% in 2004. Revenue growth occurred in virtually all product groups allowing us to increase our overall market share, particularly our Power Conversion product lines which grew approximately 40%, as compared to 2003, with the majority of growth coming in its FPStm product portfolio. System Power revenue grew approximately 15% driven by increases in its ultra portable segment and last-time buy activity on the de-emphasized heritage businesses. Signal Path Analog products grew approximately 12% in 2004 over 2003, led by nearly 30% growth in the analog and digital switches product groups. Strength in customer demand began late in the third quarter of 2003 and continued through the second quarter of 2004 as the supply chain was replenished and built up inventory levels. Gross profits also grew significantly as compared to 2003, primarily due to the higher revenue levels, but also as a result of a better product mix and higher factory utilization on the increased unit volumes. Mix improvement resulted from larger portions of newer high margin products like Green FPStm power switches and other low power ultra portable and signal products versus older lower margin, less differentiated products. In 2004, gross profit includes a charge (release) of $(0.2) million of sales reserves and $0.1 million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions. In 2003, gross profit includes $0.2 million of sales reserves recorded in revenue and $0.5 million of inventory charges recorded in cost of sales, both associated with our 2003 restructuring actions.

Power Analog had operating income (loss) of $24.1 million in 2004 compared to $(1.3) million in 2003. The increase in operating income improved commensurate with the gross profit improvements. R&D was roughly flat. SG&A expenses increased proportionately with the increase in revenues, and included incremental technical sales support of our new products in the United States and China. Amortization of acquisition-related intangibles decreased as certain intangibles became fully amortized.

Standard Products.  Standard Products revenue declined approximately 5% in 2004, as compared to 2003. A decline in average selling prices drove revenue down 6%, while an increase in unit volumes grew revenues 1%. The decline in average selling prices was due to reduced demand for Standard Linear and Opto Lighting products. The decline in revenue was primarily driven by a reduction in revenues from the Memory, LED, and Standard Linear businesses offset somewhat by an increase in revenues from the SDT product line. The Memory decline in 2004 was due to the phase out of that business, which was completed at the end of the second quarter of 2004. Standard Products gross profit increased 26% as compared to 2003 due to improved pricing and product mix as well as increased factory utilization. In 2004, Standard Products gross profit includes a charge (release) of $(1.7) million of sales reserves and $0.6 million of inventory reserves, recorded in revenue and cost of sales, respectively, associated with the discontinuation of certain products in connection with our 2003 and 2004 restructuring actions. In 2003, Standard Products gross profit includes $3.1 million of sales reserves recorded in revenue and $2.2 million of inventory charges recorded in cost of sales, both associated with our 2003 restructuring actions.

Standard Products had operating income of $25.4 million in 2004 compared to $2.4 million in 2003. The increase in operating income was a result of the gross profit improvements as well as decreases in SG&A and R&D expenses. SG&A expenses decreased due to the consolidation of selling functions and the discontinuation of allocated expenses to the memory product line. R&D expenses decreased due to the elimination of spending on Memory-related products as well as a refocus of R&D spending resources to our strategic power related product development.

In-Process Research and Development

We incurred charges for in-process research and development of $2.1 million in 2003. These charges were considered immaterial for 2003.

Liquidity and Capital Resources

We have a borrowing capacity of $180.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At December 25, 2005, after adjusting for outstanding letters of credit we had up to $179.1 million available under this senior credit facility. At December 25, 2005, we had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. At December 25, 2005, we also had $17.5 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.

Our senior credit facility, which includes the $450 million term loan and the $180 million revolving line of credit, the indenture governing our 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum senior leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At December 25, 2005, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures over the next twelve months. We had capital expenditures of $97.4 million in 2005.

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

As of December 25, 2005, our cash and cash equivalents were $330.7 million, an increase of $184.4 million from December 26, 2004. As of December  25, 2005, our short-term marketable securities and long-term marketable securities were $182.5 million and $32.7 million, respectively, a decrease of $239.6 million and $91.3 million, respectively, as compared to December 26, 2004. Included in the short-term marketable securities are auction rate securities in which we invest to help maintain liquidity. These securities have long-term underlying maturities, but are sold in a market which is highly liquid with interest rates reset based on an auction process every 7, 28, or 35 days. Our intent is to not hold these underlying securities to maturity but to take advantage of this interest rate reset feature and active auction process to provide short-term liquidity for the company at advantageous yields when compared to cash equivalents. As of December 25, 2005, we held $101.6 million of auction rate securities, a decrease of $310.2 million from December 26, 2004.

During 2005, our operations provided $150.7 million in cash compared to $244.7 million of cash in 2004. The decrease in cash provided by operating activities is primarily due to a net loss in 2005 (exclusive of the non-cash deferred income tax asset valuation allowance expense) in comparison to income in 2004. Also contributing to the decrease in cash provided by operating activities are changes in current liabilities. The decreases in current liabilities were due primarily to reductions in payroll and other operating accruals, accounts payable, and a decrease in interest payable due to the payoff on the 10 1/2% Notes. Offsetting these decreases was the change in inventory as we focused on reduced internal inventories. In addition, depreciation expense was reduced due to the adjustment of certain estimated useful life assumptions in the third quarter of 2005.

Cash provided by (used in) investing activities during 2005 totaled $228.9 million compared to $(279.6) million in 2004. The change resulted primarily from reduced purchases of marketable securities, higher sales of marketable investments and reductions in capital expenditures.

Cash provided by (used in) financing activities was $(195.2) million in 2005 compared to $11.7 million in 2004. The change resulted primarily from the repayment of our 10 1/2% Notes, net of the issuance of long term debt in 2005.

The table below summarizes our significant contractual obligations as of December 25, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Less than	1-3	4-5	After
Contractual Obligations(1)	Total	1 Year	Years	Years	5 Years
	(In millions)

Debt Obligations	$646.6	$5.6	$207.9	$9.0	$424.1
Operating Lease Obligations(2)	40.8	13.8	16.6	7.0	3.4
Letters of Credit	2.0	2.0	—	—	—
Capital Purchase Obligations(3)	34.8	34.8	—	—	—
Other Purchase Obligations and Commitments(4)	138.0	91.1	39.7	3.7	3.5
Executive Compensation Agreements	2.1	0.1	0.2	0.2	1.6

Total(5)	$864.3	$147.4	$264.4	$19.9	$432.6

(1)	In addition to the above, we have an obligation under Korean law to pay lump-sum payments to employees upon termination of their employment (see Item 8, Note 9 for further detail). This retirement liability was $10.9 million as of December 25, 2005.

(2)	Represents future minimum lease payments under noncancelable operating leases.

(3)	Capital purchase obligations represent commitments for purchase of plant and equipment. They are not recorded as liabilities on our balance sheet as of December 25, 2005, as we have not yet received the related goods or taken title to the property.

(4)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.

(5)	Total does not include contractual obligations recorded on the balance sheet as current liabilities other than debt obligations, or certain purchase obligations as discussed below.

It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or “take or pay” arrangements for purchases of certain equipment and raw materials. Obligations under these arrangements are included in (4) above.

We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant at December 25, 2005 and the contracts generally contain clauses allowing for cancellation without significant penalty.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of revenue recognition, sales reserves, inventory valuation, impairment of long-lived assets, income taxes and loss contingencies. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

On an ongoing basis, we evaluate the judgments and estimates underlying all of our accounting policies, including those related to revenue recognition, sales reserves, inventory valuation, impairment of long-lived assets, income taxes and loss contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results in the amount and timing of our actual results for any period could occur if our management made different judgments or utilized different estimates.

Revenue Recognition and Sales Reserves.  No revenue is recognized unless there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, delivery has occurred and collectibility of the sales price is reasonably assured. Revenue from the sale of semiconductor products is recognized when title and risk of loss transfers to the customer, which is generally when the product is received by the customer. In some cases, title and risk of loss do not pass to the customer when the product is received by them. In these cases, we recognize revenue at the time when title and risk of loss is transferred, assuming all other revenue recognition criteria have been satisfied. These cases include several inventory locations where we manage consigned inventory for our customers, some of which is at customer facilities. In such cases, revenue is not recognized when products are received at these locations; rather, revenue is recognized when customers take the inventory from the location for their use.

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

Approximately 66% of our revenue is generated through the use of distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. We have agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue based upon historical activity. We also have volume based incentives with certain distributors to encourage stronger resales of our products. Reserves are recorded as a reduction to revenue as they are earned by the distributor. Our policy is to use a three to six month rolling historical experience rate in order to estimate the necessary allowance to be recorded. In addition, the products sold by us are subject to a limited product quality warranty. We accrue for estimated incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. The standard limited warranty period is one year. Quality returns are accounted for as a reduction of revenue. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

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

As required by SFAS No. 142, goodwill is subject to annual impairment tests, or more frequently, if indicators of potential impairment arise. Our impairment review process is based upon a discounted cash flow analysis, which uses our estimates of revenues, driven by market growth rates and estimated costs, as well as utilizing a discount rate determined by our management to be commensurate with our cost of capital and the risk inherent in our current business model.

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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs.

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

We make judgments regarding the realizability of our deferred tax assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, the carrying value of the net deferred tax assets is based on the belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets after consideration of all available positive and negative evidence. Future realization of the tax benefit of existing deductible temporary differences or carryforwards ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Future reversals of existing taxable temporary differences, projections of future taxable income excluding reversing temporary differences and carryforwards, taxable income in prior carryback years, and prudent and feasible tax planning strategies that would, if necessary, be implemented to preserve the deferred tax asset may be considered to identify possible sources of taxable income.

Valuation allowances have been established for U.S. deferred tax assets, which we believe do not meet the “more likely than not” criteria established by SFAS No. 109. If we are ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income from continuing operations, additional paid-in capital or to other comprehensive income.

The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, Accounting for Contingencies.

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

Forward Looking Statements

This annual report includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Business Risks section. Among these factors are the following: changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Business Risks section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

Policy on Business Outlook Disclosure and Quiet Periods

It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The second update is within a press release issued approximately two months into each quarter. The business outlook below is consistent with the outlook included in our January 19, 2006 press release announcing fourth quarter and full year 2005 results, as updated in our press release dated March 7, 2006. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the outlook is not updated to reflect management’s current expectations. The quiet period for the first quarter of 2006 will be from March 18, 2006 to April 20, 2006, when we plan to release our first quarter 2006 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filing with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations.

Outlook

For the first quarter of 2006, we expect revenues to increase approximately 9% from the fourth quarter of 2005, based on our backlog position and end market demand. In the first quarter, we expect gross margins to benefit from the full effect of lower depreciation expense, higher factory utilization and improving product mix. In addition, our fiscal calendar includes 53 weeks in 2006, with the extra week falling in the first quarter of 2006.

For fiscal year 2006, we expect our sales to grow at or above the market rate for our analog and power businesses, while our standard products will be roughly flat to down a few percentage points compared to 2005. We also are committed to improving gross margins into the 30% range by the end of the year. We anticipate our R&D and SG&A expenses, exclusive of stock based compensation expense, as a percent of sales, to increase slightly compared to 2005. This is primarily due to higher anticipated bonus accruals, compared to 2005 where no bonus was paid, as well as increased investments in R&D and field application engineers in our sales force. In addition, we forecast that capital spending will remain in the 6-8% of sales range during 2006, and an effective tax rate to continue to be estimated at 25%.

Beginning in the first quarter of 2006, we will begin expensing stock based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment. We anticipate that the related expense will be approximately $4.0 — $4.5 million in the first quarter of 2006, with a similar quarterly run rate throughout the year.

Recently Issued Financial Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — an Amendment of APB Opinion No. 28, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that the term Conditional Asset Retirement Obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

This statement permits public companies to adopt its requirements using one of two methods. The “modified prospective” method recognizes compensation cost beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The “modified retrospective” method includes the requirements of the modified prospective method described above, but also permits entities to restate their historical financial statements based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R) will have a significant impact on our results of operations, although it will have no impact on our overall financial position. This statement is required to be adopted effective at the beginning of the first quarter of fiscal 2006. We adopted SFAS No. 123(R) in fiscal year 2006 on December 26, 2005 using the modified prospective method (See also Item 8, Note 2 for further discussion).

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

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 25, 2005. Actual results may differ materially.

We use currency forward and combination option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. Similar instruments have also been used to hedge firm commitments and anticipated transactions. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, British pound, and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in other foreign exchange rates, we have established hedging programs. We utilize currency option contracts and forward contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 25, 2005, an adverse change (defined as a 20% unfavorable move in every currency where we have exposure) in the exchange rates of all currencies over the course of the year would have resulted in an adverse impact on income before taxes of approximately $6.6 million.

We have no interest rate exposure due to rate changes for the 5% Convertible Senior Subordinated Notes. However, we do have interest rate exposure with respect to the senior credit facility due to the variable London Interbank Offered Rate (LIBOR) pricing for both the term loan and the revolving credit facility. For example, a 50 basis point increase in interest rates would result in increased annual interest expense of $0.9 million for the revolving credit facility, assuming all borrowing capability was utilized. A 50 basis point increase in interest rates would result in increased annual interest expense of $2.2 million for the $450 million term loan. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would be offset by an increase in interest income of $2.2 million on the average invested cash and investment balances during 2005. There was no outstanding balance on the revolving credit facility at December 25, 2005 or at any point during 2005. From time to time, we may enter into interest rate swaps or interest rate caps, primarily to reduce interest rate exposure. As of December 25, 2005, we had no such instruments in place.

Item 8.	Consolidated Financial Statements and Supplementary Data

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fairchild Semiconductor International, Inc.:

We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 25, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Semiconductor International, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fairchild Semiconductor International, Inc.’s internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 10, 2006

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 25,	December 26,
	2005	2004
	(In millions, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$330.7	$146.3
Short-term marketable securities	182.5	422.1
Accounts receivable, net of allowances of $37.8 and $22.5 at December 25, 2005 and December 26, 2004, respectively	128.6	154.0
Inventories	200.5	253.9
Deferred income taxes, net of allowances of $35.8 and $0 at December 25, 2005 and December 26, 2004, respectively	3.3	25.7
Other current assets	28.9	30.4

Total current assets	874.5	1,032.4
Property, plant and equipment, net	635.0	664.1
Deferred income taxes, net of allowances of $178.3 and $6.1 at December 25, 2005 and December 26, 2004, respectively	—	129.3
Intangible assets, net	126.1	151.6
Goodwill	229.9	229.9
Long-term marketable securities	32.7	124.0
Other assets	30.1	45.2

Total assets	$1,928.3	$2,376.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.6	$3.3
Accounts payable	95.2	118.2
Accrued expenses and other current liabilities	128.9	165.1

Total current liabilities	229.7	286.6
Long-term debt, less current portion	641.0	845.2
Deferred income taxes	33.5	—
Other liabilities	15.6	15.6

Total liabilities	919.8	1,147.4
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, voting; 340,000,000 shares authorized; 120,851,898 and 119,851,778 shares issued and 120,529,875 and 119,577,408 shares outstanding at December 25, 2005 and December 26, 2004, respectively	1.2	1.2
Additional paid-in capital	1,274.1	1,259.2
Accumulated deficit	(265.9)	(24.7)
Accumulated other comprehensive income (loss)	3.9	(2.5)
Less treasury stock (at cost)	(4.8)	(4.1)

Total stockholders’ equity	1,008.5	1,229.1

Total liabilities and stockholders’ equity	$1,928.3	$2,376.5

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
	(In millions, except per share data)

Total revenue	$1,425.1	$1,603.1	$1,395.8
Cost of sales	1,110.8	1,154.8	1,088.0

Gross profit	314.3	448.3	307.8

Operating expenses:
Research and development	77.6	82.0	74.8
Selling, general and administrative	194.5	176.0	149.9
Amortization of acquisition-related intangibles	23.9	26.0	33.3
Restructuring and impairments	16.9	18.6	66.6
Reserve for potential settlement losses	6.9	11.0	—
Purchased in-process research and development	—	—	2.1

Total operating expenses	319.8	313.6	326.7

Operating income (loss)	(5.5)	134.7	(18.9)
Interest expense	41.3	63.8	74.4
Interest income	(13.2)	(10.3)	(8.2)
Other expense	2.9	8.4	23.4

Income (loss) before income taxes	(36.5)	72.8	(108.5)
Provision (benefit) for income taxes	204.7	13.6	(27.0)

Net income (loss)	$(241.2)	$59.2	$(81.5)

Net income (loss) per common share:
Basic	$(2.01)	$0.50	$(0.69)

Diluted	$(2.01)	$0.48	$(0.69)

Weighted average common shares:
Basic	120.2	119.5	117.5

Diluted	120.2	$123.5	117.5

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
	(In millions)

Net income (loss)	$(241.2)	$59.2	$(81.5)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	2.9	(1.6)	(4.9)
Net amount reclassified to earnings for hedging	(0.4)	1.7	4.2
Net change associated with unrealized holding gain (loss) on marketable securities and investments	3.8	(1.0)	—
Net amount reclassified to earnings for marketable securities	0.1	0.2	—

Comprehensive income (loss)	$(234.8)	$58.5	$(82.2)

See accompanying notes to consolidated financial statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
	(In millions)

Cash flows from operating activities:
Net income (loss)	$(241.2)	$59.2	$(81.5)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	148.1	172.1	179.2
Amortization of deferred compensation	2.1	3.0	3.7
Non-cash restructuring and impairments expense	7.6	0.4	31.2
Non-cash write-off of deferred financing fees	5.4	—	6.0
Non-cash vesting of equity awards	3.8	—	—
Purchased in-process research and development	—	—	2.1
(Gain) loss on disposal of property, plant and equipment	0.5	(0.3)	2.7
Non-cash financing expense	2.5	3.9	4.2
Deferred income taxes, net	183.7	4.9	(41.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	25.4	(0.7)	(2.1)
Inventories	53.4	(32.4)	(11.0)
Other current assets	11.6	(2.0)	(11.3)
Accounts payable	(23.0)	9.2	(4.1)
Accrued expenses and other current liabilities	(36.2)	27.5	43.1
Other assets and liabilities, net	7.0	(0.1)	5.2

Cash provided by operating activities	150.7	244.7	126.3

Cash flows from investing activities:
Purchase of marketable securities	(591.3)	(936.2)	(1,054.2)
Sale of marketable securities	899.5	783.9	835.7
Maturity of marketable securities	20.6	58.9	74.5
Capital expenditures	(97.4)	(190.3)	(136.3)
Proceeds from sale of property, plant and equipment	—	7.8	—
Purchase of molds and tooling	(2.5)	(3.7)	(2.0)
Acquisitions and divestitures, net of cash acquired	—	—	(9.5)

Cash provided by (used in) investing activities	228.9	(279.6)	(291.8)

Cash flows from financing activities:
Repayment of long-term debt	(356.4)	(3.4)	(301.3)
Issuance of long-term debt	154.5	—	300.0
Proceeds from issuance of common stock and from exercise of stock options, net	15.7	24.0	16.0
Purchase of treasury stock	(8.0)	(8.5)	(8.5)
Debt issuance costs	(1.0)	(0.4)	(6.9)

Cash provided by (used in) financing activities	(195.2)	11.7	(0.7)

Net change in cash and cash equivalents	184.4	(23.2)	(166.2)
Cash and cash equivalents at beginning of period	146.3	169.5	335.7

Cash and cash equivalents at end of period	$330.7	$146.3	$169.5

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$16.8	$4.8	$8.4
Interest	$49.1	$58.5	$66.4
Non-cash transactions:
Tax effect associated with other comprehensive income (loss)	$1.5	$(0.5)	$(0.5)

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock			Retained Earnings	Comprehensive
	Number	At Par	Additional	(Accumulated	Income	Treasury
	of Shares	Value	Paid-in Capital	Deficit)	(Loss)	Stock	Total
	(In millions)

Balances at December 29, 2002	117.0	$1.2	$1,221.1	$(2.4)	$(1.1)	$(3.6)	$1,215.2
Net loss	—	—	—	(81.5)	—	—	(81.5)
Exercise or settlement of plan awards and shares issued under stock purchase plan	1.8	—	8.0	—	—	8.1	16.1
Deferred compensation related to the grant of stock options and deferred stock units	—	—	3.7	—	—	—	3.7
Purchase of treasury stock	(0.5)	—	—	—	—	(8.5)	(8.5)
Cash flow hedges	—	—	—	—	(0.7)	—	(0.7)
Tax effect of the exercise of stock options	—	—	3.4	—	—	—	3.4

Balances at December 28, 2003	118.3	1.2	1,236.2	(83.9)	(1.8)	(4.0)	1,147.7
Net Income	—	—	—	59.2	—	—	59.2
Exercise or settlement of plan awards and shares issued under stock purchase plan	1.8	—	15.5	—	—	8.4	23.9
Deferred compensation related to the grant of stock options and deferred stock units	—	—	3.0	—	—	—	3.0
Purchase of treasury stock	(0.5)	—	—	—	—	(8.5)	(8.5)
Cash flow hedges	—	—	—	—	0.1	—	0.1
Unrealized holding loss on marketable securities	—	—	—	—	(0.8)	—	(0.8)
Tax effect of the exercise of of stock options	—	—	4.5	—	—	—	4.5

Balances at December 26, 2004	119.6	1.2	1,259.2	(24.7)	(2.5)	(4.1)	1,229.1
Net loss	—	—	—	(241.2)	—	—	(241.2)
Exercise or settlement of plan awards and shares issued under stock purchase plan	1.5	—	8.5	—	—	7.3	15.8
Deferred compensation related to the grant of stock options and deferred stock units	—	—	2.1	—	—	—	2.1
Purchase of treasury stock	(0.6)	—	—	—	—	(8.0)	(8.0)
Cash flow hedges	—	—	—	—	2.5	—	2.5
Unrealized holding gain on marketable securities and investments	—	—	—	—	3.9	—	3.9
Non-cash acceleration of options	—	—	4.3	—	—	—	4.3

Balances at December 25, 2005	120.5	$1.2	$1,274.1	$(265.9)	$3.9	$(4.8)	$1,008.5

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Background and Basis of Presentation

Background

Fairchild Semiconductor International, Inc. (“Fairchild International” or the “company”) designs, develops and markets power analog, power discrete and certain non-power semiconductor solutions through its wholly-owned subsidiary Fairchild Semiconductor Corporation (“Fairchild”). The company is focused primarily on power analog and discrete products used directly in power applications such as voltage conversion, power regulation, power distribution, and power and battery management. The company’s products are building block components for virtually all electronic devices, from sophisticated computers and internet hardware to telecommunications equipment to household appliances. Because of their basic functionality, these products provide customers with greater design flexibility and improve the performance of more complex devices or systems. Given such characteristics, the company’s products have a wide range of applications and are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets.

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

Note 2 —	Sumary of Significant Accounting Policies

Fiscal Year

The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 each consist of 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

No revenue is recognized unless there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, delivery has occurred and collectibility of the sales price is reasonably assured. Revenue from the sale of semiconductor products is recognized when title and risk of loss transfers to the customer, which is generally when the product is received by the customer. Shipping costs billed to customers are included within revenue. Associated costs are classified in cost of goods sold.

Approximately 66% of the company’s revenues are received from distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. The company has agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. In general, credits allowed under these programs are capped based upon individual distributor agreements. The company records charges associated with these programs as a reduction of revenue based upon historical activity. The company’s policy is to use a three to six month rolling historical experience rate in order to estimate the necessary allowance to be recorded. In addition, under our standard terms and conditions of sale, the products sold by the company are subject to a limited product quality warranty. The standard limited warranty period is one year. The company may, and often does, receive warranty claims outside the scope of our standard terms and conditions. The company accrues for the estimated cost

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. Quality returns are accounted for as a reduction of revenue.

In some cases, title and risk of loss do not pass to the customer when the product is received by them. In these cases, the company recognizes revenue at the time when title and risk of loss is transferred, assuming all other revenue recognition criteria have been satisfied. These cases include several inventory locations where we manage consigned inventory for our customers, some of which inventory is at customer facilities. In such cases, revenue is not recognized when products are received at these locations; rather, revenue is recognized when customers take the inventory from the location for their use.

Advertising

Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 25, 2005, December 26, 2004 and December  28, 2003 were not material to the consolidated financial statements.

Research and Development Costs

The company’s research and development expenditures are charged to expense as incurred.

Cash, Cash Equivalents and Marketable Securities

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Highly liquid investments with maturities greater than three months are classified as short-term marketable securities. All other investments, excluding auction rate securities, with maturities that exceed one year are classified as long-term marketable securities. At December 25, 2005 and December 26, 2004, all of the company’s marketable securities are classified as available-for-sale. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of other comprehensive income within stockholders’ equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, and U.S. Government securities with maturities of no greater than 36 months. The company also invests in auction rate securities. These securities have long-term underlying maturities, however the market is highly liquid and the interest rates reset based on an auction process every 7, 28 or 35 days. The company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature and active auction process to sell securities to provide liquidity as needed. The company’s practice is to invest in these securities for higher yields compared to cash equivalents. Prior to December 26, 2004, auction rate securities were classified as cash equivalents due to their highly liquid nature. Subsequent to this date, they are classified as short-term investments for the periods presented in the accompanying consolidated financial statements. In addition, purchases and sales of auction rate securities are reflected in the investing section of the Consolidated Statements of Cash Flows. As a result, certain previously reported 2003 amounts were reclassified in 2004 in the accompanying Consolidated Statement of Cash Flows to conform to this presentation.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash, cash equivalents and marketable securities as of December 25, 2005 and December 26, 2004 are as follows:

	December 25,	December 26,
	2005	2004
	(In millions)

Cash and cash equivalents	$330.7	$146.3
Short-term marketable securities	182.5	422.1
Long-term marketable securities	32.7	124.0

Total cash, cash equivalents and marketable securities	$545.9	$692.4

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are generally depreciated based upon the following estimated useful lives: buildings and improvements, ten to thirty years, and machinery and equipment, three to ten years. Depreciation is principally provided under the straight-line method. Software is depreciated over estimated useful lives ranging from three to ten years. During the third quarter of 2005, the company completed an analysis of the useful life assumptions on certain factory machinery and equipment. As a result, the estimated useful life assumptions for certain machinery and equipment were adjusted effective for the third quarter to better align depreciation expense to the actual historical useful lives. As a result, the company had a reduction in depreciation expense of approximately $30.0 million in 2005, which was offset by approximately $18.3 million of cost of sales of inventory manufactured under previous depreciation costs. This resulted in a net favorable impact of approximately $11.7 million during 2005.

Investments

The company has certain strategic investments that are typically accounted for on a cost basis as they are less than 20% owned, and the company does not exercise significant influence over the operating and financial policies of the investee. Under the cost method, investments are held at historical cost, less impairments. The company periodically assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. A variety of factors is considered when determining if a decline in fair value below book value is other than temporary, including, among others, the financial condition and prospects of the investee. In 2005, the company recorded a $1.1 million charge to other expense for the partial write-down of a strategic investment. During 2004, the company recorded a $3.0 million charge to other expense for the write-off of a strategic investment.

During the third quarter of 2005, one of the company’s strategic investments completed its initial public offering. As a result, the investment is now classified as available-for sale and is carried at fair market value with unrealized gains and losses included as a component of other comprehensive income within stockholders’ equity, net of any related tax effect. The cost basis of this investment as of December 26, 2004 was $0.5 million and was included in other assets on the balance sheet. The fair value based on the ending stock price as of December 25, 2005 was $5.4 million, which was included in other current assets on the balance sheet. There were no strategic investments classified as available-for-sale as of December 26, 2004.

The total cost basis for strategic investments, which are included in other assets on the balance sheet, as of December 25, 2005 and December 26, 2004 are $4.0 million and $5.6 million respectively, net of write-offs.

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

Goodwill and Intangible Assets

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested annually for impairment. Intangible assets with estimable lives are amortized over four to fifteen years.

Goodwill and intangible assets with indefinite lives are tested annually for impairment or more frequently if there is an indication that an impairment may have occurred. The company’s impairment review is based on a discounted cash flow approach at the reporting unit level that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired. See also Note 5 for the results of testing performed related to goodwill during 2005.

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset or asset group is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset or asset group. The company determines the discount rate for this analysis based on the expected internal rate of return for the related business and does not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows.

Currencies

The company’s functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, cash conversion of foreign currency and foreign currency transactions are included in current results. Realized foreign currency gains (losses) related to the translation and cash conversion of foreign currencies were $(3.6) million, $(1.0) million, and $3.2 million for the years ended December 25, 2005, December 26, 2004, and December 28, 2003, respectively.

Foreign Currency Hedging

The company utilizes various derivative financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is the company’s policy to use derivative financial instruments to protect against market risk arising from the normal course of business. The criteria the company uses for

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

designating an instrument as a hedge is the instrument’s effectiveness in risk reduction. To receive hedge accounting treatment, hedges must be highly effective at offsetting the impact of the hedged transaction.

All derivatives, whether designated as hedging relationships or not, are recorded at fair value and are included in either other current assets or other current liabilities on the balance sheet. The company utilizes cash flow hedges to hedge certain foreign currency forecasted revenue and expense streams and has utilized fair value hedges to hedge certain foreign currency balance sheet exposures. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings, and within the same income statement line as the impact of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Effectiveness is assessed at the hedge’s inception and on an ongoing quarterly basis. If the hedge fails to meet the requirements for using hedge accounting treatment or the hedged transaction is no longer likely to occur, the changes in fair value of the hedge would be included in earnings. The maturities of the cash flow hedges are twelve months or less. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings within the same income statement line as the impact of the hedged transaction.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets must also be assessed. The ultimate realization of deferred tax assets is dependant upon the generation of future

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxable income during the periods in which the associated temporary differences became deductible. A valuation allowance must be established for deferred tax assets which we do not believe will more likely than not be realized in the future. During 2005, a valuation allowance was established in the amount of $208.0 million for the company’s deferred tax assets which are not believed to meet the “more likely than not” criteria established by SFAS No. 109, Accounting for Income Taxes. Deferred taxes are not provided for the undistributed earnings of the company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. in accordance with APB Opinion No. 23, Accounting for Income Taxes — Special Areas.

Computation of Net Income (Loss) Per Share

The company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share.  Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. The dilutive effect of the common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Potentially dilutive common equivalent shares consist of stock options and shares obtainable upon the conversion of the Convertible Senior Subordinated Notes, due November 1, 2008.

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
	(In millions)

Basic weighted average common shares outstanding	120.2	119.5	117.5
Net effect of dilutive stock options based on the treasury stock method using the average market price	—	4.0	—

Diluted weighted average common shares outstanding	120.2	123.5	117.5

As a result of the net loss reported for 2005 and 2003, approximately 1.9 million and 2.5 million common equivalent shares, respectively, have been excluded from the calculation of diluted net loss per common share because their effect would have been anti-dilutive. In addition, the computation of diluted earnings per share did not include the assumed conversion of the senior subordinated notes because the effect would have been anti-dilutive. As a result, $6.8 million of interest expense was not added back to the numerator for the three years presented. In addition, potential common shares of 6.7 million were not included in the denominator for all periods presented.

Approximately 14.5 million, 13.0 million and 11.9 million in 2005, 2004 and 2003, respectively, of the company’s stock options were greater than or equal to the average price of the common shares, and therefore have been excluded because their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The company has stock option plans, which are described more fully in Note 8. The company accounts for those plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the company had applied the fair value based method of SFAS No. 123, Accounting for Stock-Based Compensation, to record expense for stock option compensation.

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
	(In millions, except per share data)

Net income (loss), as reported	$(241.2)	$59.2	$(81.5)
Add: Stock compensation charge included in net income (loss) determined under the intrinsic value method, net of tax	6.4	1.9	2.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(61.4)	(35.4)	(59.7)

Pro forma net income (loss)	$(296.2)	$25.7	$(138.9)

Income (loss) per common share:
Basic — as reported	$(2.01)	$0.50	$(0.69)

Basic — pro forma	$(2.46)	$0.22	$(1.18)

Diluted — as reported	$(2.01)	$0.48	$(0.69)

Diluted — pro forma	$(2.46)	$0.21	$(1.18)

Due to the income tax valuation allowance recorded by the company in the second quarter of 2005, the pro forma effect on net loss for 2005 reflects a zero U.S. income tax rate.

The weighted average fair value of options granted was $7.19 in 2005, $12.55 in 2004, and $7.70 in 2003. The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003

Expected volatility	54%	67%	70%
Dividend yield	—	—	—
Risk-free interest rate	4.02%	3.80%	3.19%
Expected life, in years	4.0	6.0	6.0

In light of new accounting guidance under SFAS No. 123(R), Share-Based Payment, which addresses option valuation for employee awards, the company has reevaluated its assumptions used in estimating the fair value of employee options granted. Based on this reevaluation, the company has revised its methodology for estimating volatility and expected life effective starting in the third quarter of 2005. For the expected volatility, the company has evaluated historical volatility and adjusted for expected future results to determine a reasonable assumption. For expected term, the company has evaluated terms based on history and exercise patterns across its demographic population to determine a reasonable assumption. The company has estimated these assumptions considering the guidance in SFAS No. 123(R) and Staff Accounting Bulletin (SAB) No. 107 and has determined that the assumptions

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used for the third and fourth quarter of 2005 are more appropriate estimates of the company’s expected volatility and expected life.

On February 18, 2005, the company announced the acceleration of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $19.50 or higher. Options to purchase approximately 6 million shares of Fairchild stock became exercisable as a result of the vesting acceleration. Based upon the company’s closing stock price of $16.15 on February 18, 2005, none of these options had economic value on the date of acceleration.

In connection with the modification of the terms of these options to accelerate their vesting, approximately $33.1 million, on a pre-tax basis, is included in the pro forma table above for 2005, representing the remaining unamortized value of the impacted, unvested options just prior to the acceleration. Because the exercise price of all the modified options was greater than the market price of the company’s underlying common stock on the date of their modification, no compensation expense was recorded in the statement of operations in accordance with APB Opinion No. 25.

The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize remaining unrecognized non-cash compensation expense as measured under SFAS No. 123(R) as the future expense associated with these options would have been disproportionately high compared to the economic value of the options as of the date of modification. As a result of the acceleration, we expect to reduce the non-cash stock option expense that would otherwise be required in accordance with SFAS No. 123(R), by approximately $12 million in 2006, $4 million in 2007 and $1 million in 2008 on a pre-tax basis.

During the second quarter of 2005, the company accelerated unvested stock options related to certain employee retirements, effective June 26, 2005. As a result of this acceleration, options to purchase approximately 350,000 shares became exercisable at the date of acceleration. In addition, approximately $0.5 million of additional expense is included in pro forma net loss for the second quarter.

The company uses the expense recognition method in FASB FIN No. 28: Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans for recognizing stock compensation expense for SFAS No. 123 disclosure purposes. Upon adoption of SFAS No. 123(R), the company expects to elect the one-time option to use the straight-line approach for all grants awarded after adoption of SFAS No. 123(R).

The company previously reported that it would apply the expense recognition provisions relating to stock options beginning in the third quarter of 2005 in accordance with the revised SFAS No. 123(R); however, on April 14, 2005, the Securities and Exchange Commission adopted a new rule which amended the compliance date to the beginning of the first annual period that begins after June 15, 2005, therefore deferring the company’s required adoption to the beginning of the first quarter of 2006.

Under SFAS No. 123(R), the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. The company expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. The company also expects to apply the modified prospective transition method upon adoption of SFAS No. 123(R).

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Marketable Securities

Marketable securities are categorized as available-for-sale and are summarized as follows as of December 25, 2005:

	Amortized	Gross Unrealized	Gross Unrealized	Market
	Cost	Gains	Losses	Value
	(In millions)

Short term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$28.5	$—	$(0.3)	$28.2
Corporate debt securities	53.4	—	(0.7)	52.7
Auction rate securities	101.6	—	—	101.6

Total marketable securities	$183.5	$—	$(1.0)	$182.5

	Amortized	Gross Unrealized	Gross Unrealized	Market
	Cost	Gains	Losses	Value
	(In millions)

Long term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$7.0	$—	$(0.1)	$6.9
Corporate debt securities	26.3	—	(0.5)	25.8

Total marketable securities	$33.3	$—	$(0.6)	$32.7

Marketable securities are categorized as available-for-sale and are summarized as follows as of December 26, 2004:

	Amortized	Gross Unrealized	Gross Unrealized	Market
	Cost	Gains	Losses	Value
	(In millions)

Short term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$5.0	$—	$—	$5.0
Municipal notes and bonds	5.3	—	—	5.3
Auction rate securities	411.8	—	—	411.8

Total marketable securities	$422.1	$—	$—	$422.1

	Amortized	Gross Unrealized	Gross Unrealized	Market
	Cost	Gains	Losses	Value
	(In millions)

Long term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$33.6	$—	$(0.3)	$33.3
Corporate debt securities	91.7	—	(1.0)	90.7

Total marketable securities	$125.3	$—	$(1.3)	$124.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 25, 2005 are as follows:

	Amortized	Market
	Cost	Value
	(In millions)

Due in one year or less	$81.9	$80.9
Due after one year through three years	33.3	32.7
Due after three years through ten years	—	—
Due after ten years	101.6	101.6

	$216.8	$215.2

Securities with contractual maturities after ten years are auction rate securities. While the underlying maturities are long term, the intent is not to hold the investment to maturity. The securities are highly liquid and the interest rates reset based on an auction process every 7, 28, or 35 days. The company’s general practice is to examine operational liquidity needs at these interest rate reset dates and to either liquidate, reinvest, or roll the security to the next rate reset date.

Proceeds from sales of available for sale securities totaled $899.5 million in 2005, $783.9 million in 2004 and $835.7 million in 2003. The proceeds are primarily composed of sales of auction rate securities. In 2005 and 2004, realized losses of $0.2 million and $0.3 million, respectively, were recognized.

The majority of investments in U.S. Treasury securities and obligations of U.S. government agencies as well as investments in corporate debt securities are in an unrealized loss position. As of December 25, 2005, these investments have been in an unrealized loss position for 12 or more months. The unrealized losses on the company’s investments were primarily caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the company does not consider these investments to be other than temporarily impaired at December 25, 2005.

Note 4 —	Financial Statement Details

	December 25,	December 26,
	2005	2004
	(In millions)

Inventories
Raw materials	$25.3	$30.9
Work in process	126.4	162.5
Finished goods	48.8	60.5

	$200.5	$253.9

Property, plant and equipment
Land and improvements	$32.0	$32.1
Buildings and improvements	307.2	299.5
Machinery and equipment	1,341.8	1,273.9
Construction in progress	75.4	109.8

Total property, plant and equipment	1,756.4	1,715.3
Less accumulated depreciation	1,121.4	1,051.2

	$635.0	$664.1

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 25,	December 26,
	2005	2004
	(In millions)

Accrued expenses and other current liabilities
Payroll and employee related accruals	$42.9	$66.8
Accrued interest	7.6	19.4
Income taxes payable	30.2	25.9
Restructuring	4.9	4.6
Reserve for potential settlement losses	17.2	11.0
Other	26.1	37.4

	$128.9	$165.1

Note 5 —	Goodwill and Intangible Assets

In order to complete the two-step goodwill impairment tests as required by SFAS No. 142, Goodwill and Other Intangible Assets, the company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In accordance with the provisions of SFAS No. 142, the company designates reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill is assigned to reporting units of the company that are expected to benefit from the synergies of the acquisition. Based on the provisions of the standard, the company has determined that it has three reporting units for purposes of goodwill impairment testing: Power Analog, Power Discrete and Standard Products.

The company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the company may record impairment charges in the future. Additionally, the company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The company performed its annual impairment test as of December 25, 2005 and concluded goodwill was not impaired.

A summary of acquired intangible assets is as follows:

		December 25, 2005		December 26, 2004
	Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization
		(In millions)

Identifiable intangible assets:
Developed technology	5-15 years	$225.6	$(108.1)	$225.6	$(89.5)
Customer base	8 years	55.8	(47.5)	55.8	(40.7)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Trademarks and tradenames	4 years	24.9	(24.9)	24.9	(24.9)
Patents	4 years	5.4	(5.1)	5.4	(5.0)

Subtotal		342.1	(216.0)	342.1	(190.5)
Goodwill		229.9	—	229.9	—

Total		$572.0	$(216.0)	$572.0	$(190.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for intangible assets, excluding goodwill, was $23.9 million, $26.0 million, and $33.3 million for 2005, 2004 and 2003, respectively.

The company assesses the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2005, we determined that certain products acquired no longer fit the overall strategy of our business, which triggered an intangible asset impairment review. The recoverability of these assets was measured by comparing the carrying value to the future undiscounted cash flows. The test determined that the undiscounted cash flows were less than the carrying amounts, so an impairment loss was recorded to the extent that the carrying amount exceeded the fair value. As a result, we recognized a $1.6 million impairment of developed technology during the third quarter of 2005, which was recorded in restructuring and impairments in the accompanying statement of operations.

Due to a change in our SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, segment reporting at the beginning of 2005, the company considered the impact to our identified goodwill reporting units and determined under SFAS No. 142 that the reporting units changed as a result. Therefore, our new identified reporting units that carry goodwill include Power Analog, Power Discrete, and Standard Products. The carrying amount of goodwill by reporting unit is as follows:

	Power	Power	Standard
	Analog	Discrete	Products	Total
	(In millions)

Balance as of December 25, 2005 and December 26, 2004	$15.5	$159.9	$54.5	$229.9

During 2005, there were no changes to the carrying amount of goodwill due to acquisitions or divestitures. Also, in conjunction with the change in our SFAS No. 131 segment reporting during the first quarter of 2005, goodwill was retested for impairment and the company concluded that goodwill was not impaired.

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)

Fiscal 2006	$23.4
Fiscal 2007	18.3
Fiscal 2008	16.5
Fiscal 2009	16.4
Fiscal 2010	16.4

Note 6 —	Long-Term Debt

Long-term debt consists of the following at:

	December 25,	December 26,
	2005	2004
	(In millions)

Term Loan	$446.6	$296.3
Convertible senior subordinated notes	200.0	200.0
Senior subordinated notes	—	350.0
Other	—	2.2

Total long-term debt	646.6	848.5
Current portion of long-term debt	(5.6)	(3.3)

Long-term debt, less current portion	$641.0	$845.2

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refinancing of Senior Credit Facility

In January 2005, the company increased its senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit. In addition, the refinancing reduced the interest rate by 50 basis points to a new rate approximating LIBOR plus 175 basis points, which was approximately 5.6% as of December 25, 2005. The company used the proceeds of the $150 million increase of the term loan together with approximately $216 million of existing cash, to complete the redemption of its 10 1/2% Senior Subordinated Notes due 2009, which included a call premium of 5.25%, on February 13, 2005. The refinancing reduced the company’s debt by approximately $200 million, net of the term loan increase, during the quarter ended March 27, 2005.

On August 5, 2004, the company completed a refinancing of the $300 million term loan portion of its senior credit facility (“the Credit Agreement”). The refinancing reduced the interest rate by 25 basis points to a new rate approximating LIBOR plus 225 basis points, which was 4.1875% at December 26, 2004. In connection with the refinancing, the company recorded $0.4 million of deferred financing fees, which was amortized ratably over the 4 year term of the loan.

On June 19, 2003, the company completed a refinancing of its senior credit facility. The $480 million senior credit facility included a $300 million term loan and a $180 million revolving line of credit (the “Revolving Credit Facility”) and was due on June 19, 2008. The term loan carried an interest rate of LIBOR plus 2.75%. Borrowings under the agreement were secured by a pledge of common stock of Fairchild Semiconductor Corporation, the company’s principal operating subsidiary and the common stock of that company’s significant subsidiaries. In connection with the June 2003 financing, the company recorded $4.1 million in deferred financing fees for the term loan, which were being amortized ratably over the five year term and $2.5 million in deferred financing fees for the revolving line of credit, which were being amortized ratably over the four year term. In connection with a technical amendment on October 28, 2003 and a refinancing of the $300 million term loan portion of its senior credit facility, the interest rate was reduced by 25 basis points to a new rate approximating LIBOR plus 250 basis points and the company recorded an additional $0.4 million in deferred financing fees for the term loan, which was being amortized ratably over the five year term.

The company used the proceeds from the $300 million term loan to redeem the 10 3/8% senior subordinated notes that were due in October 2007 at a price of 105.188% of face value. The $180 million revolving line of credit replaced the company’s previous $300 million revolving line of credit. In connection with the refinancing of the notes, the company incurred charges totaling $23.4 million, including $17.4 million for the call premium on the 10 3/8% senior subordinated notes and other transaction fees and $6.0 million for a non-cash write-off of deferred financing fees associated with the redeemed notes and the previous credit facility.

The Revolving Credit Facility was undrawn during the year and at December  25, 2005. Borrowings under the Credit Agreement are secured by a pledge of common stock of the company and its subsidiaries. At December 25, 2005, Fairchild had outstanding letters of credit under the Revolving Credit Facility totaling $0.9 million. These outstanding letters of credit reduce the amount available under the Revolving Credit Facility to $179.1 million. Fairchild pays a commitment fee of 0.5% per annum of the unutilized commitments under the Revolving Credit Facility.

Convertible Senior Subordinated Notes

On October 31, 2001, Fairchild Semiconductor Corporation (“Fairchild”) issued $200 million aggregate principal amount of 5.0% Convertible Senior Subordinated Notes due November 1, 2008. Interest on the notes is paid semi-annually on May 1 and November 1 of each year. The notes are guaranteed by the company and Fairchild’s domestic subsidiaries. The notes are unsecured obligations and convertible, at the option of the holder, into common stock of the company at a conversion price of $30.00 per share, subject to certain adjustments. The notes and the guarantees ranked pari passu in right of payment with Fairchild’s then existing senior subordinated

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes and the guarantees thereof, and with any future senior subordinated indebtedness. The conversion option embedded in the Notes would be classified as equity, in accordance with Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if it was a stand alone financial instrument. Therefore, the conversion option is not considered to be a derivative and does not need to be measured at fair value.

Senior Subordinated Notes

On January 31, 2001, Fairchild issued $350.0 million of 10 1/2% Senior Subordinated Notes due February 1, 2009 (the “10 1/2% Notes”) at face value. On January 13, 2005, the company gave notice to redeem the $350.0 million of the 10 1/2% notes. The company incurred a cash charge of approximately $19.6 million in the first quarter of 2005 for the call premium and accrued and unpaid interest through the date of redemption. The company also incurred a non-cash charge of approximately $5.4 million for the write-off of deferred financing fees associated with the redeemed notes.

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

The payment of principal and interest on the Credit Agreement and the Notes is fully and unconditionally guaranteed by Fairchild International. Fairchild International is the parent company of Fairchild and currently conducts no business and has no significant assets other than the capital stock of Fairchild. Fairchild has nineteen direct subsidiaries and ten indirect subsidiaries, of which five direct subsidiaries, Fairchild Semiconductor Corporation of California (“Fairchild California”), KOTA Microcircuits, Inc., QT Optoelectronics, Inc., QT Optoelectronics and Fairchild Energy, LLC are guarantors on the Credit Agreement and the Notes. The guarantees of the guarantor subsidiaries as well as that of Fairchild International are joint and several. The remaining direct and indirect subsidiaries are foreign-based and do not guarantee either the Credit Agreement or the Notes.

The company’s senior credit facility and the indentures under which the Notes were issued contain various restrictions and covenants. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions, with which the company was in compliance at December 25, 2005. The senior credit facility contains covenants relating to financial ratios including a minimum interest coverage ratio and a maximum senior leverage ratio, with which the company was in compliance at December 25, 2005. The senior credit facility also limits the company’s ability to modify its certificate of incorporation, bylaws, shareholder agreements, voting trusts or similar arrangements. In addition, the senior credit facility and the indentures governing all senior subordinated notes, contain additional restrictions limiting the ability of the company’s subsidiaries to pay dividends or make advances to the company.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

(In millions)

2006	$5.6
2007	3.4
2008	204.5
2009	4.5
2010	4.5
Thereafter	424.1

$646.6

At December 25, 2005, the company also has approximately $17.5 million of undrawn credit facilities at certain of its foreign subsidiaries.

Note 7 —	Income Taxes

Total income tax expense (benefit) was allocated as follows:

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
	(In millions)

Income tax expense (benefit) attributable to income (loss) from continuing operations	$204.7	$13.6	$(27.0)
Stockholders’ equity, for recognition of compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	(4.5)	(3.4)
Other comprehensive income, for unrealized gains (losses) on hedging transactions	1.5	(0.5)	(0.5)

	$206.2	$8.6	$(30.9)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) attributable to income (loss) from continuing operations for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 consisted of the following:

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
	(In millions)

Income (loss) before income taxes:
U.S.	$(113.7)	$(46.5)	$(136.5)
Foreign	77.2	119.3	28.0

	$(36.5)	$72.8	$(108.5)

Income tax provision (benefit):
Current:
U.S. federal	$12.0	$0.2	$—
U.S. state and local	1.0	0.2	—
Foreign	8.0	8.3	14.1

	21.0	8.7	14.1
Deferred:
U.S. federal	159.9	8.6	(36.0)
U.S. state and local	20.5	(1.6)	(3.2)
Foreign	3.3	(2.1)	(1.9)

	183.7	4.9	(41.1)
Total income tax provision (benefit):
U.S. federal	171.9	8.8	(36.0)
U.S. state and local	21.5	(1.4)	(3.2)
Foreign	11.3	6.2	12.2

	$204.7	$13.6	$(27.0)

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide effective tax rate on net income (loss) from continuing operations is as follows:

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003

U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of federal benefit	(5.5)	(2.0)	1.9
Foreign tax rate differential	8.2	(21.5)	(11.0)
Tax credits	1.3	(1.6)	—
AJCA dividend income	(35.6)	—	—
Non-deductible expenses including goodwill amortization	—	0.2	(1.0)
Change in valuation allowance	(564.4)	8.5	—

	(561.0%)	18.6%	24.9%

In conjunction with the acquisition of the power device business in 1999, the Korean government granted a ten-year tax holiday to Fairchild Korea Semiconductor Ltd. The original exemption was 100% for the first seven years

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the holiday and 50% for the remaining three years of the holiday. In 2000, the tax holiday was extended such that the exemption amounts were increased to 75% in the eighth year and a 25% exemption was added to the eleventh year. Taxes exempted include income taxes, dividend withholding taxes, acquisition tax, registration tax, property tax and aggregate land tax. As such, no provision for income taxes for Fairchild Korea Semiconductor Ltd. has been provided.

As one of the incentives for locating in the Suzhou Industrial Park, the Chinese government granted a ten year preferential income tax holiday to Fairchild Semiconductor (Suzhou) Co., Ltd. The holiday provides 100% exemption for the first five years of the holiday and 7.5% reduced rate from years six to ten commencing in the first year in which Fairchild Semiconductor (Suzhou) Co. Ltd. is profitable. With 2004 being the first year this holiday was in effect, no current provision for income taxes for Fairchild Semiconductor (Suzhou) Co., Ltd. has been provided in 2004 and 2005.

The tax holidays decreased net loss by $9.5 million, or $0.08 per basic and diluted common share for the year ended December 25, 2005, increased net income by $22.3 million, or $0.19 per basic and $0.18 per diluted common share for the year ended December 26, 2004, and decreased net loss by $0.1 million, or $0.00 per basic and diluted common share for the year ended December 28, 2003.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 25, 2005 and December 26, 2004 are presented below:

	December 25,	December 26,
	2005	2004
	(In millions)

Deferred tax assets:
Net operating loss carryforwards	$60.0	$157.0
Reserves and accruals	40.5	24.1
Capitalized research expenses and intangibles	71.8	5.3
Tax credit and capital allowance carryovers	44.4	2.6
Unrealized loss on hedging transactions	—	1.5

Total gross deferred tax assets	216.7	190.5
Valuation allowance	(214.1)	(6.1)

Net deferred tax assets	2.6	184.4
Deferred tax liabilities:
Plant and equipment	(30.2)	(28.8)
Capital allowance	(1.1)	(0.6)
Unrealized loss on hedging transactions	(1.5)	—

Total deferred tax liabilities	(32.8)	(29.4)

Net deferred tax assets (liabilities)	$(30.2)	$155.0

During the quarter ended September 25, 2005, in conjunction with the filing of the current 2004 and certain prior year amended U.S. income tax returns to make certain tax elections (the capitalization of research and development and the recording of foreign tax credits), the components of the U.S. deferred tax asset were recharacterized as compared to December 26, 2004. As a result of the amended returns, the deferred tax assets at December 26, 2004 related to the U.S. net operating loss decreased by $104.2 million, foreign tax credits increased by $38.2 million and other temporary differences increased by $64.4 million.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets (liabilities) by jurisdiction are as follows:

	December 25,	December 26,
	2005	2004
	(In millions)

United States	$(22.3)	$159.6
Japan	1.3	0.9
China	0.9	0.4
Hong Kong	(1.3)	(0.5)
Malaysia	(1.1)	(0.6)
Singapore	(0.2)	(0.2)
Korea	(7.5)	(4.6)

Net deferred tax assets (liabilities)	$(30.2)	$155.0

Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability. The deferred tax valuation allowance increased by $208.0 million for the year ended December 25, 2005 and increased by $4.8 million for the year ended December 26, 2004.

Carryforwards as of December 25, 2005 and December 26, 2004, respectively, for U.S. net operating losses totaled $153.2 million and $424.1 million, research and development credits totaled $3.1 million and $2.2 million and foreign tax credits totaled $41.3 million and $0.0 million. The net operating losses expire in 2018 through 2025. The research and development credits expire in varying amounts in 2012 through 2025. The foreign tax credits expire in 2009 through 2016. The company has Malaysian unabsorbed capital allowances totaling approximately $3.8 million and $2.1 million as of December 25, 2005 and December 26, 2004, respectively, which can be used to offset future year’s taxable income of those Malaysian subsidiaries.

The company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three year period. In August 1999, the company experienced an ownership change as a result of its initial public offering; such ownership change did not result in a material limitation on the utilization of the loss and credit carryforwards. As of December 25, 2005, the company has not undergone a second ownership change.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or foreign tax credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not likely to be realizable. Realization is based on our ability to generate sufficient future taxable income. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. At the end of the second quarter of 2005, full year 2005 projections changed from a forecasted U.S. profit to a forecasted U.S. loss. This shift in full year 2005 forecasted results, from income to a loss, continues the cumulative losses incurred in the U.S. in recent years and represents significant negative evidence under SFAS No. 109 which is difficult to overcome. Accordingly, a full valuation allowance on net U.S. deferred tax assets was recorded in the second quarter of 2005 and at the end of year 2005. The company will maintain a full valuation allowance on its net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Until such time that some or all of the valuation allowance is reversed, future income tax expense (benefit) in the U.S. will be offset by adjustments to the valuation allowance to effectively eliminate any income tax expense or benefit in the United States, except for the repatriation discussed below. Income taxes will continue to be recorded for other tax jurisdictions subject to the need for valuation allowances in those jurisdictions.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 25, 2005, the company’s valuation allowance for U.S. deferred tax assets totaled $214.1 million, which consists of the beginning of the year allowance of $6.1 million and 2005 charges (benefits) of $207.1 million to income from continuing operations, $2.4 million to additional paid in capital and $(1.5) million to other comprehensive income. The valuation allowance reduces the carrying value of temporary differences generated by capital losses, capitalized research expenses, foreign tax credits, reserves and accruals and net operating loss (NOL) carryforwards, which would require sufficient future capital gains and future ordinary income in order to realize the tax benefits. If the company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income from continuing operations, additional paid in capital or other comprehensive income.

Deferred income taxes have not been provided for the undistributed earnings of the company’s foreign subsidiaries, which aggregated approximately $225 million at December 25, 2005. The company plans to reinvest all such earnings for future expansion in the respective foreign jurisdictions. A portion of the undistributed earnings will be subject to U.S. taxation upon repatriation as dividends to the U.S. parent. The amount of taxes attributable to these undistributed earnings is not practicably determinable.

On October 22, 2004, the U.S. enacted the American Job Creation Act of 2004 (AJCA). The AJCA created a temporary incentive for U.S. multinational corporations to repatriate accumulated foreign income by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The remaining amount of taxable dividends may not be offset by NOL carryforwards. During the fourth quarter of 2005, the company decided to repatriate $226.5 million from Korea and $8.8 million from Malaysia (Penang) as extraordinary dividends, as defined by the AJCA. The company has recorded a tax liability of $14.5 million for these dividends as part of the year end income tax provision.

The calculation of the company’s tax liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The company recognizes liabilities for anticipated tax audit issues in the U.S and other tax jurisdictions based on the company’s estimate of the probability, and the extent to which, additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, Accounting for Contingencies.

Note 8 —	Stock Based Compensation

The company has two equity compensation plans. Under the Fairchild Semiconductor Stock Plan (Stock Plan), executives, key employees, non-employee directors and certain consultants may be granted stock options, stock-appreciation rights, restricted stock and restricted stock units (RSUs), including performance units (PUs), deferred stock units (DSUs) and other stock-based awards. The company also has a 2000 Executive Stock Option Plan (the 2000 Executive Plan), under which key executives, including officers, may be granted stock options.

A total of 31,643,332 shares have been authorized for issuance under the Stock Plan. Of this number of shares, 2,110,000 may be granted in the form of “full-value awards,” namely awards that are other than stock options and stock-appreciation rights, such as restricted stock, DSUs, RSUs and PUs. This amount includes shares issued upon option exercises prior to 2004 under plans that were combined in 2003. In previous filings, these shares (approximately 5 million) were offset against reported shares authorized. At December 25, 2005, 22,334,694 stock options, 436,690 DSUs and 34,700 RSUs were outstanding and 2,244,306 shares were available to be granted under the amounts permitted in the Stock Plan. Options granted under the Stock Plan may be either (a) options intended to constitute incentive stock options (“ISOs”) under the Internal Revenue Code or (b) non-qualified stock options. In 2004, the company also granted 200,000 stock options and 50,000 DSUs to Mark S. Thompson, President and CEO, outside of this plan, 37,500 of which remain outstanding at December 25, 2005. In 2003, the company also granted 325,000 DSUs to Kirk P. Pond, Chairman of the Board, and former President and CEO, outside of this plan, all of which remain outstanding at December 25, 2005.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The exercise price of options granted under the Stock Plan is generally equal to the fair market value of our common stock on the date of grant. The maximum term of any option is ten years from the date of grant for incentive stock options and ten years and one day from the date of grant for non-qualified stock options. Options granted under the plan are exercisable at the determination of the compensation committee, generally vesting ratably over approximately four years. DSUs and RSUs entitle executives to receive one share of common stock for each DSU or RSU issued. For RSUs, the settlement date is the vesting date. For DSUs, the settlement date is selected by the participant at the time of the grant. Grants of RSUs and DSUs vest under the plan over a period of at least three years.

The 2000 Executive Plan authorizes up to 1,671,669 shares of common stock to be issued upon exercise of options under that plan. At December 25, 2005, 1,479,604 of such options were outstanding and 192,065 shares were available to be granted. Options granted under the plan are intended to be non-qualified stock options. The terms of each option granted under this 2000 Executive Plan, including the number of shares that are subject to the option, the exercise price and term, and its exercisability, are determined by the compensation committee. The exercise price may be greater or less than the fair market value of a share of the company’s common stock on the date of grant or it may vary in accordance with a predetermined formula while the option is outstanding. Individuals receiving options under the 2000 Executive Plan may not receive in any one year options to purchase more than 1,500,000 shares of common stock. If the company engages in a merger or other reorganization, outstanding option grants will be subject to the agreement of merger or reorganization, which may provide for the assumption of outstanding awards by the surviving corporation or its parent, for their continuation by the company (if the company is a surviving corporation), for accelerated vesting or for their cancellation with or without consideration, in all cases without the consent of the participant. Also, the committee may determine, at the time of granting an option or thereafter, that the option will become fully exercisable as to all shares subject to the option in the event of a change in control (as defined in the plan).

A summary of the status of the company’s DSUs as of December 25, 2005, December 26, 2004 and December 28, 2003 and changes during the periods then ended are presented in the following table:

	Year Ended
	December 25, 2005		December 26, 2004		December 28, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

DSUs outstanding at beginning of year	805,124	—	575,178	—	—	—
Granted	155,000	—	320,178	—	575,178	—
Settled	(138,667)	—	(53,354)	—	—	—
Canceled	(22,267)	—	(36,878)	—	—	—

Outstanding at end of year	799,190	—	805,124	—	575,178	—

Available for settlement at end of year	473,040	$—	94,303	$—	—	$—
Weighted average grant date fair value of DSUs granted during the year		$15.41		$19.21		$11.23

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the company’s RSUs as of December 25, 2005 and changes during the period are presented in the following table:

	Year Ended
	December 25, 2005
		Weighted
		Average
		Exercise
	Shares	Price

RSUs outstanding at beginning of year	—	—
Granted	34,700	—
Settled	—	—
Canceled	—	—

Outstanding at end of year	34,700	—

Available for settlement at end of year	—	$—
Weighted average grant date fair value of RSUs granted during the year		$16.41

A summary of the status of the company’s stock option plans as of December  25, 2005, December 26, 2004 and December 28, 2003, and changes during the periods then ended are presented in the following table:

	Year Ended
	December 25, 2005		December 26, 2004		December 28, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding at beginning of year	23,826	$19.46	22,070	$19.35	21,520	$20.41
Granted	2,412	15.84	4,365	18.94	3,726	11.86
Exercised	(862)	10.19	(1,311)	13.50	(1,118)	8.89
Canceled	(1,362)	21.89	(1,298)	21.79	(2,058)	22.49

Outstanding at end of year	24,014	$19.29	23,826	$19.46	22,070	$19.35

Exercisable at end of year	19,842	$20.32	13,356	$20.22	9,982	$20.14
Weighted average fair value of options granted during the year		$7.19		$12.55		$7.70

Information with respect to stock options outstanding and stock options exercisable at December 25, 2005 is as follows:

Options Outstanding				Options Exercisable
	(000’s)	Weighted-Average		(000’s)
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.13 - 0.13	413	1.3	$0.13	413	$0.13
$10.00 - 15.00	5,075	5.2	11.77	3,375	11.61
$15.01 - 22.00	9,905	5.8	17.39	7,433	17.86
$22.01 - 33.00	6,050	5.8	23.52	6,050	23.52
$33.01 - 49.00	2,571	4.4	34.60	2,571	34.60

	24,014	5.4	$19.29	19,842	$20.32

The company maintains the Fairchild Semiconductor International, Inc. Employee Stock Purchase Plan, which started on April 1, 2000. The stock purchase plan authorizes the issuance of up to 4,000,000 shares of common stock

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in quarterly offerings to eligible employees at a price that is equal to 85 percent of the lower of the common stock’s fair value at the beginning or the end of a quarterly period. During 2005, 2004, and 2003, 502,347, 462,424, and 705,494 shares, respectively, were issued under the stock purchase plan at a weighted average per share price of $12.80, $14.53, and $8.95, respectively.

The company accounts for its stock-based compensation plans in accordance with the provisions of APB Opinion No. 25. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Total stock compensation expense was $6.4 million, $3.0 million and $3.7 million for 2005, 2004, and 2003, respectively.

Note 9 —	Retirement Plans

The company sponsors the Fairchild Personal Savings and Retirement Plan (the “Retirement Plan”), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the United States. The company provides a discretionary matching contribution equal to 50% of employee elective deferrals up to a maximum of 6% of an employee’s annual compensation. The company also maintains a non-qualified Benefit Restoration Plan, under which certain eligible employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The company matches employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. The 401(k) match was suspended for substantially all employees for a portion of 2003. Total expense recognized under these plans was $3.6 million, $3.8 million and $2.8 million, for 2005, 2004 and 2003, respectively.

Employees in Korea who have been with the company for over one year are entitled by Korean law to receive lump-sum payments upon termination of their employment. The payments are based on current rates of pay and length of service through the date of termination. It is the company’s policy to accrue for this estimated liability as of each balance sheet date. $10.9 million and $11.3 million were included within other liabilities and $5.5 million and $5.4 were included in current liabilities as of December 25, 2005 and December 26, 2004, respectively. Amounts recognized as expense were $8.8 million, $8.9 million, and $7.1 million, for 2005, 2004, and 2003, respectively.

Employees in Malaysia participate in a defined contribution plan. The company has funded accruals for this plan in accordance with statutory regulations in Malaysia. Amounts recognized as expense for contributions made by the company under this plan were $1.5 million, $1.6 million, and $1.8 million, for 2005, 2004 and 2003, respectively.

Employees in the United Kingdom, Italy, Germany, Hong Kong, China, the Philippines, Singapore and Japan are also covered by a variety of defined benefit or defined contribution pension plans that are administered consistent with local statutes and practices. The expense under each of the respective plans for 2005, 2004, and 2003 were not material to the consolidated financial statements. The aggregate liability established for our foreign defined benefit plans was $2.5 million and $2.2 million at December 25, 2005 and December 26, 2004, respectively.

Certain executives of the company are eligible for post-retirement health benefits, which are being accrued ratably over the term of the related employment agreements entered into by the executives with the company in 2000. At December 25, 2005, the accrual for post-retirement health benefits is $1.7 million.

Note 10 —	Lease Commitments

Rental expense related to certain facilities and equipment of the company’s plants was $22.1 million, $23.7 million, and $23.9 million, for 2005, 2004 and 2003, respectively.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain facility and land leases contain renewal provisions. Future minimum lease payments under noncancelable operating leases as of December 25, 2005 are as follows:

Year ending December,	(In millions)

2006	$13.8
2007	9.9
2008	6.7
2009	5.4
2010	1.6
Thereafter	3.4

$40.8

Note 11 —	Stockholders’ Equity

Preferred Stock

Under the company’s restated certificate of incorporation, the company’s Board of Directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 25, 2005 and December 26, 2004, no shares were issued.

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

The company accounts for treasury stock acquisitions using the cost method. At December 25, 2005 and December 26, 2004, there were approximately 300,000 treasury shares held by the company.

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

The company assesses the need to record restructuring and impairment charges in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statement No. 5 and 43, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EITF Issue No. 95-3,

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition of Liabilities in Connection with a Purchase Business Combination, and SAB No. 100, Restructuring and Impairment Charges.

First Quarter 2003 Restructuring Program

During the first quarter of 2003, the company recorded a charge of $10.4 million. The charge included $5.7 million to cover employee separation costs relating to the termination of approximately 160 employees ($1.0 million for first quarter actions and $4.7 million related to the closure of our six-inch Mountaintop, Pennsylvania facility), $2.7 million of asset impairments ($2.2 million related to our six-inch Mountaintop closure and $0.5 million in other locations), $1.5 million for exit costs associated with the decommissioning of certain assets and $0.5 million in lease termination and other exit costs. The headcount actions began in the first quarter of 2003 and were considered substantially complete as of December 26, 2004. These actions impacted approximately 20 manufacturing and non-manufacturing personnel, primarily in the United States.

The asset impairments, decommissioning costs, lease termination costs and other exit costs relate primarily to the closure of the six-inch wafer fab in Mountaintop. Asset impairment charges were based upon available market quotations for similar equipment. As part of the decision to close the six-inch wafer fab in Mountaintop, we discontinued manufacturing certain products and transferred the remaining products to the eight-inch wafer fab in Mountaintop, to Bucheon, South Korea and to our third-party subcontractors. Total costs for the closure of the six-inch wafer fab in Mountaintop were approximately $5.0 million for severance and $14.4 million for all other related costs and impairments. This closure was considered substantially complete as of December  26, 2004.

In addition, the company recorded a charge of $2.2 million of additional distributor reserves as a reduction of revenues as a result of the discontinuation of certain products in connection with the six-inch fab closure.

Second Quarter 2003 Restructuring Program

During the second quarter of 2003, the company recorded restructuring and impairment charges totaling $49.7 million.

In response to continued weakness in the semiconductor industry, the company decided on a restructuring plan to consolidate manufacturing lines, exit certain businesses, reduce headcount as well as outsource non-strategic product offerings. In addition, the company, as it did throughout the economic downturn, completed a recoverability analysis of certain facilities to determine whether any asset impairment existed.

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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2003, the company also incurred additional employee separation costs of $10.8 million for various other headcount reduction actions, primarily in the United States and Korea. Payments under the headcount reduction action began in the second quarter of 2003 and were substantially complete as of December 26, 2004.

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

2004 Infrastructure Realignment Program — First Quarter

During the first quarter of 2004, the company recorded restructuring and impairment charges totaling $3.8 million. The charges included $2.5 million relating to our six-inch Mountaintop closure, primarily associated with the decommissioning of certain assets, $0.2 million of asset impairment charges relating to the discontinuation of our Memory product line, $0.9 million reversal of employee separation costs related to fewer than anticipated headcount reduction actions related to the four-inch closure in South Portland, an additional $0.9 million primarily relating to decommissioning of certain assets relating to the four-inch South Portland closure, $0.2 million of additional charges relating to the closure of our Kuala Lumpur, Malaysia plant and $0.9 million of employee separation costs relating to the severance for approximately 20 employees in the United States associated with our 2004 Infrastructure Realignment Program.

In addition, the company recorded charges (releases) of $(1.9) million and $0.9 million of distributor and inventory reserves, recorded in revenues and cost of sales, respectively, associated with our 2003 restructuring actions.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Infrastructure Realignment Program — Second Quarter

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

2004 Infrastructure Realignment Program — Third Quarter

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

2004 Infrastructure Realignment Program — Fourth Quarter

During the fourth quarter of 2004, the company recorded restructuring charges totaling $2.2 million. The charges included $2.8 million in employee separation costs, including wages and benefits for approximately 40 terminated employees, related to our 2004 Infrastructure Realignment Program. In addition, the company recorded a $0.2 million charge for asset impairment related to the closure of our Kuala Lumpur plant. The company also released $0.8 million in reserves, primarily related to the closure of our four-inch South Portland wafer fab based on revised estimates.

2005 Infrastructure Realignment Program

During 2005, the company recorded restructuring and impairment charges totaling $16.9 million. The charges included $10.2 million in employee separation costs, $0.7 million in office closure costs, $7.1 million in asset impairment costs associated with software, equipment and an acquisition intangible, $0.2 million in other costs and $1.3 million in reserve releases due to revised estimates associated with the Second Quarter 2003 Restructuring Program, 2004 Infrastructure Realignment and 2005 Infrastructure Realignment Programs.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the previously mentioned restructuring and impairment charges for 2003 through 2005 (in millions):

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	12/29/2002	Charges	Paid	Release	Items	12/28/2003

Fourth Quarter 2001 Restructuring Program:
Employee Separation Costs	$0.1	$—	$—	$—	$—	$0.1
Fourth Quarter 2002 Restructuring Program:
Employee Separation Costs	2.6	—	(2.5)	—	(0.1)	—
Carlsbad, CA Closure	1.4	0.1	(1.5)	—	—	—
First Quarter 2003 Restructuring Program:
Employee Separation Costs	—	1.1	(1.1)	—	—	—
Mountaintop, PA 6” Closure Employee Separation Costs	—	5.8	(0.8)	(0.8)	—	4.2
Mountaintop, PA 6” Closure Asset Write-Offs, Environmental, Other	—	7.0	(2.2)	—	(2.6)	2.2
Analog Asset Write-Off	—	0.5	—	—	(0.5)	—
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	—	12.2	(10.5)	—	—	1.7
South Portland, ME 4” Closure Employee Separation Costs	—	3.2	—	—	—	3.2
South Portland, ME 4” Closure Asset Write-Offs, Other	—	3.4	(0.5)	—	(2.0)	0.9
Bucheon, Korea Asset Impairment	—	21.4	—	—	(21.4)	—
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	—	4.6	—	—	—	4.6
Kuala Lumpur, Malaysia Plant Closure Asset Impairment, Other	—	3.8	(0.2)	—	(3.6)	—
Wuxi, China Plant Closure Employee Separation Costs	—	0.7	—	—	—	0.7
Wuxi, China Plant Closure Asset Impairment, Other	—	1.0	—	—	(1.0)	—
Fourth Quarter 2003 Restructuring Program:
Employee Separation Costs	—	2.6	(2.3)	—	—	0.3

	$4.1	$67.4	$(21.6)	$(0.8)	$(31.2)	$17.9

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	12/28/2003	Charges	Paid	Release	Items	12/26/2004

Fourth Quarter 2001 Restructuring Program:
Employee Separation Costs	$0.1	$—	$—	$(0.1)	$—	$—
First Quarter 2003 Restructuring Program:
Mountaintop, PA 6” Closure Employee Separation Costs	4.2	—	(4.1)	—	—	0.1
Mountaintop, PA 6” Closure Asset Write-Offs, Environmental, Other	2.2	7.4	(9.2)	—	(0.4)	—
Analog Asset Write-Off	—	—	—	—	—	—
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	1.7	—	(1.3)	(0.3)	—	0.1
Memory asset write-offs	—	0.2	—	—	(0.2)	—
South Portland, ME 4” Closure Employee Separation Costs	3.2	0.2	(1.4)	(1.3)	—	0.7
South Portland, ME 4” Closure Asset Write-Offs, Other	0.9	7.6	(7.8)	(0.7)	—	—
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	4.6	0.1	(4.2)	—	—	0.5
Kuala Lumpur, Malaysia Plant Closure Asset Impairment, Other	—	1.1	(0.9)	(0.3)	0.1	—
Wuxi, China Plant Closure Employee Separation Costs	0.7	—	(0.7)	—	—	—
Fourth Quarter 2003 Restructuring Program:
Employee Separation Costs	0.3	—	(0.1)	(0.2)	—	—
2004 Infrastructure Realignment Program:
Employee Separation Costs	—	4.9	(1.7)	—	—	3.2

	$17.9	$21.5	$(31.4)	$(2.9)	$(0.5)	$4.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	12/26/2004	Charges	Paid	Release	Items	12/25/2005

First Quarter 2003 Restructuring Program:
Mountaintop, PA 6” Closure Employee Separation Costs	$0.1	$—	$(0.1)	$—	$—	$—
Second Quarter 2003 Restructuring Program:
Employee Separation Costs	0.1	—	(0.1)	—	—	—
South Portland, ME 4” Closure Employee Separation Costs	0.7	—	(0.4)	(0.3)	—	—
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	0.5	—	(0.4)	(0.1)	—	—
2004 Infrastructure Realignment Program:
Employee Separation Costs	3.2	—	(1.8)	(0.6)	—	0.8
2005 Infrastructure Realignment Program:
Employee Separation Costs	—	10.2	(5.1)	(0.3)	(0.7)	4.1
Office Closure Costs	—	0.7	(0.7)	—	—	—
Impairment	—	7.1	—	—	(7.1)	—
Other Costs	—	0.2	(0.2)	—	—	—

	$4.6	$18.2	$(8.8)	$(1.3)	$(7.8)	$4.9

The company expects to complete payment of substantially all 2004 and 2005 restructuring accruals by the third quarter of 2006.

Note 13 —	Related Party Transactions

On September 8, 2004, the company entered into a trust agreement with H.M. Payson & Co., as Trustee, to secure the funding of post-retirement health insurance benefits previously granted under the employment agreements executed in 2000 with Mr. Pond, Mr. Martin, and Mr. Boxer. The company contributed $2.25 million to the trust upon its creation. Under each executive’s employment agreement, the executive is entitled to health care benefits for himself and his eligible dependents until the later of his or his spouse’s death. The trust will be used to pay health insurance premiums and reimbursable related expenses to satisfy these obligations. Upon a change in control, the company or its successor is obligated to contribute additional funds to the trust, if and to the extent necessary to provide all remaining health care benefits required under the employment agreements. The trust will terminate when the company’s obligation to provide the health care benefits ends, at which time any remaining trust assets will be returned to the company.

Note 14 —	Commitments and Contingencies

The company has future commitments to purchase chemicals for certain wafer fabrication facilities. In the event the company was to end the agreements, the company would be required to pay future minimum payments of $79.6 million.

The company’s facilities in South Portland, Maine and West Jordan, Utah have ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recapitalization of the company from National Semiconductor. Pursuant to the Asset Purchase Agreement with National Semiconductor, National Semiconductor has agreed to indemnify the company for the future costs of these projects. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented. The carrying value of the liability at December 25, 2005 was $0.4 million.

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

The company’s facility in Mountaintop, Pennsylvania has an ongoing remediation project to respond to releases of hazardous materials that occurred prior to acquisition of the DPP business from Intersil Corporation. Under the Asset Purchase Agreement with Intersil, Intersil indemnified the company for specific environmental issues. The terms of the indemnification are without time limit and without maximum amount.

From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. The company has been named in lawsuits relating to these mold compound claims. On December 29, 2005 (fiscal year 2006) the company settled a lawsuit filed against the company and three of its distributors by Alcatel Canada Inc. in the Ontario Superior Court of Justice, alleging breach of contract, negligence and other claims and claiming damages allegedly caused by the company’s products containing the mold compound. In January 2005 the company was named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by the company’s products. The company believes it has strong defenses against Lucent’s claims and intends to vigorously defend the lawsuit.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. The company has also resolved similar claims with several of its leading customers. The company has exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, the company recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and $6.9 million the fourth quarter of 2005. These estimates were based upon current assessments of the potential liability using an analysis of the claims and the company’s historical experience in defending and/or resolving these claims. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur a liability in excess of the current reserve. At December 25, 2005 and December 26, 2004 the reserve for estimated potential settlement losses was $17.2 million and $11.0 million, respectively.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In a related action, the company filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Co., Ltd. and other related parties in California Superior Court for Santa Clara County, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to the company’s customers as a result of mold compound supplied by Sumitomo. Other manufacturers also filed lawsuits against Sumitomo relating to the same mold compound issue. On September 30, 2005, the company agreed to settle the lawsuit. The company previously agreed to settle litigation against Amkor Technology, Inc., a co-defendant with Sumitomo. As a result of this settlement the company recorded net settlement gains before taxes of approximately $20.3 million in the second half of 2005.

On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by POWI in the United States District Court for the District of Delaware. The complaint filed by POWI alleges that certain of the company’s PWM integrated circuit products infringe four of POWI’s U.S. patents, and seeks a permanent injunction preventing the company from manufacturing, selling, offering for sale or importing the allegedly infringing products as well as money damages for the alleged past infringement. The company has analyzed the POWI patents in light of our products and, based on that analysis, does not believe its products violate POWI’s patents and, accordingly, is vigorously contesting this lawsuit. The company expects the case to go to trial in 2006 or early 2007. Should the company lose the lawsuit, the company expects the monetary damages would be immaterial. However, it could adversely impact the company’s ability to sell products found to be infringing, either directly or indirectly in the U.S.

On December 30, 2004, the company’s wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by ZTE Corporation, a communications equipment manufacturer, in Guangdong Higher People’s Court in Guangzhou, People’s Republic of China. The complaint filed by ZTE alleges that certain of the company’s products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 CNY as damages (equivalent to approximately $8.2 million USD based on exchange rates at December 25, 2005). The company contested the lawsuit in a trial held on October 20, 2005. The court’s decision is pending and the company is unable to predict when a decision will be reached. The company continues to deny the allegations in the lawsuit.

From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on its business, financial condition, results of operations or cash flows.

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133, did not have a material impact on earnings for the years ended December 25, 2005, December 26, 2004, and December 28, 2003. Three cash flow hedges were discontinued for the year ended December 25, 2005. The $0.1 million favorable impact of terminating the hedges was recorded in the statement of operations in accordance with SFAS No. 133. No cash flow hedges were derecognized or discontinued in 2004 or 2003.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that the entire $0.4 million of net unrealized derivative gains included in OCI will be reclassified into earnings within the next twelve months.

The table below shows the fair value and notional principal of the company’s derivative financial instruments as of December 25, 2005 and December  26, 2004. The estimated fair value as of December 25, 2005 is recorded in other assets on the balance sheet. The estimated fair value as of December 26, 2004 is recorded in other liabilities on the balance sheet. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 25, 2005 and December 26, 2004. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

	December 25, 2005			December 26, 2004
	Notional	Carrying	Estimated	Notional	Carrying	Estimated
	Principal	Amount	Fair Value	Principal	Amount	Fair Value
(In millions)

Foreign currency exchange contracts	$117.0	$0.7	$0.7	$98.1	$(2.8)	$(2.8)

Fair Value of Financial Instruments

A summary table of estimated fair values of other financial instruments is as follows:

	December 25, 2005		December 26, 2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Long-Term Debt:
Senior subordinated notes	$—	$—	$350.0	$370.3
Convertible Senior Subordinated Notes	200.0	194.5	200.0	200.0
Term loans	446.6	451.1	296.3	299.2
Revolving Credit Facility borrowings	—	—	—	—

Note 16 —	Operating Segment and Geographic Information

Fairchild designs, develops, manufactures and markets high performance multi-market semiconductors. Effective December 27, 2004 (first day of fiscal year 2005), the company realigned its operating segments as a result of its reorganization of the reporting and management structure. The company is currently organized into three reportable segments: Power Discrete, Power Analog and Standard Products. Power Discrete includes high power, low power, automotive and RF products. Power Analog includes system power, power conversion, signal conditioning, switches and interface products. Standard Products includes opto lighting, linear IC, logic, small signal products and foundry.

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

Historical amounts in the table below have been restated to align with the new operating segments. Statement of operations information on reportable segments for 2005, 2004, and 2003 is as follows:

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
	(In millions)

Revenue and Operating Income (Loss):
Power Discrete Total revenue	$801.8	$849.2	$684.7
Operating income	46.9	114.8	48.7

Power Analog Total revenue	268.6	314.0	249.9
Operating income (loss)	(39.0)	24.1	(1.3)

Standard Products Total revenue	354.7	439.9	461.2
Operating income	10.4	25.4	2.4

Other Operating loss (1)	(23.8)	(29.6)	(68.7)

Total Consolidated Total revenue	$1,425.1	$1,603.1	$1,395.8
Operating income (loss)	$(5.5)	$134.7	$(18.9)

(1)	Other includes in 2005, $16.9 million for restructuring and impairments and $6.9 million for a reserve for potential losses stemming from customer claims related to products manufactured with a defective mold compound purchased from Sumitomo Bakelite Singapore Pte. Ltd. and affiliated companies (See Note 14); in 2004, $18.6 million for restructuring and impairments and $11.0 million for a reserve for potential losses stemming from customer claims related to products manufactured with a defective mold compound purchased from Sumitomo Bakelite Singapore Pte. Ltd. and affiliated companies (See Note 14); and in 2003, $66.6 million for restructuring and impairments and $2.1 million of in-process research and development costs associated with the company’s acquisition of the RF Components Division of Raytheon.

Depreciation and amortization by reportable operating segment were as follows:

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
	(In millions)

Power Discrete	$89.4	$92.7	$84.8
Power Analog	31.3	37.0	36.6
Standard Products	29.5	45.4	61.5

Total	$150.2	$175.1	$182.9

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic revenue information is based on the customer location within the indicated geographic region. Revenue by geographic region was as follows:

	Year Ended
	December 25,	December 26,	December 28,
	2005	2004	2003
	(In millions)

Total Revenue:
United States	$142.5	$192.4	$181.5
Other Americas	28.5	32.1	27.9
Europe	156.8	176.3	153.5
China	356.3	336.6	265.2
Taiwan	285.0	336.6	293.1
Other Asia/Pacific	228.0	240.5	195.4
Korea	228.0	288.6	279.2

Total	$1,425.1	$1,603.1	$1,395.8

Other Asia/Pacific includes Japan, Singapore, and Malaysia. In 2005, 2004 and 2003, sales to Samsung Electronics accounted for 8.2%, 7.6%, and 9.6%, respectively, of the company’s total revenues.

Geographic property, plant and equipment balances as of December 25, 2005 and December 26, 2004 are based on the physical locations within the indicated geographic areas and are as follows:

	December 25,	December 26,
	2005	2004
	(In millions)

Property, Plant & Equipment, Net:
United States	$282.8	$323.8
Korea	166.1	152.3
Philippines	48.5	54.1
Malaysia	42.4	41.9
China	78.2	74.0
All Others	17.0	18.0

Total	$635.0	$664.1

Note 17 —	Acquisitions and Divestures

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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All acquisitions completed in 2003 are immaterial and, therefore, no pro forma results of operations are presented.

Note 18 —	Condensed Consolidated Financial Statements

The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of December 25, 2005 and December 26, 2004 and related condensed consolidating statements of operations and cash flows for 2005, 2004, and 2003.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 25, 2005
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$—	$180.9	$—	$149.8	$—	$330.7
Short-term marketable securities	—	182.5	—	—	—	182.5
Accounts receivable, net	—	16.5	—	112.1	—	128.6
Inventories	—	101.9	1.3	97.3	—	200.5
Deferred income taxes, net	—	—	—	3.3	—	3.3
Other current assets	—	18.7	—	10.2	—	28.9

Total current assets	—	500.5	1.3	372.7	—	874.5
Property, plant and equipment, net	—	281.5	1.4	352.1	—	635.0
Intangible assets, net	—	30.6	13.8	81.7	—	126.1
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	32.7	—	—	—	32.7
Investment in subsidiary	1,004.6	906.6	263.2	92.3	(2,266.7)	—
Other assets	—	14.1	1.8	14.2	—	30.1

Total assets	$1,004.6	$1,933.7	$343.3	$913.4	$(2,266.7)	$1,928.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5.6	$—	$—	$—	$5.6
Accounts payable	—	56.5	0.5	38.2	—	95.2
Accrued expenses and other current liabilities	—	87.3	0.6	41.0	—	128.9

Total current liabilities	—	149.4	1.1	79.2	—	229.7
Long-term debt, less current portion	—	641.0	—	—	—	641.0
Net intercompany (receivable) payable	—	112.0	(247.7)	135.7	—	—
Deferred income taxes	—	22.3	—	11.2	—	33.5
Other liabilities	—	0.5	—	15.1	—	15.6

Total liabilities	—	925.2	(246.6)	241.2	—	919.8

Commitments and contingencies Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,274.1	—	—	—	—	1,274.1
Retained earnings (accumulated deficit)	(265.9)	1,004.6	589.9	672.2	(2,266.7)	(265.9)
Accumulated other comprehensive income	—	3.9	—	—	—	3.9
Less treasury stock (at cost)	(4.8)	—	—	—	—	(4.8)

Total stockholders’ equity	1,004.6	1,008.5	589.9	672.2	(2,266.7)	1,008.5

Total liabilities and stockholders’ equity	$1,004.6	$1,933.7	$343.3	$913.4	$(2,266.7)	$1,928.3

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Twelve Months Ended December 25, 2005
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.
	(In millions)

Total revenue	$—	$1,318.5	$7.1	$1,781.7	$(1,682.2)	$1,425.1
Cost of sales	—	1,206.8	15.6	1,570.6	(1,682.2)	1,110.8

Gross profit (loss)	—	111.7	(8.5)	211.1	—	314.3

Operating expenses:
Research and development	—	43.9	10.7	23.0	—	77.6
Selling, general and administrative	—	129.6	4.6	60.3	—	194.5
Amortization of acquisition-related intangibles	—	5.6	2.3	16.0	—	23.9
Restructuring and impairments	—	15.5	0.1	1.3	—	16.9
Reserve for potential settlement losses	—	6.9	—	—	—	6.9

Total operating expenses	—	201.5	17.7	100.6	—	319.8

Operating income (loss)	—	(89.8)	(26.2)	110.5	—	(5.5)
Interest expense	—	41.3	—	—	—	41.3
Interest income	—	(11.2)	(0.1)	(1.9)	—	(13.2)
Other expense, net	—	2.9	—	—	—	2.9
Equity in subsidiary (income) loss	235.3	(63.6)	(11.4)	—	(160.3)	—

Income (loss) before income taxes	(235.3)	(59.2)	(14.7)	112.4	160.3	(36.5)
Provision for income taxes	5.9	176.1	12.5	10.2	—	204.7

Net income (loss)	$(241.2)	$(235.3)	$(27.2)	$102.2	$160.3	$(241.2)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 25, 2005
	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.
	(In millions)

Cash flows provided by (used in) operating activities:	$—	$(20.0)	$—	$170.7	$150.7

Investing activities:
Purchase of marketable securities	—	(591.3)	—	—	(591.3)
Sale of marketable securities	—	899.5	—	—	899.5
Maturity of marketable securities	—	20.6	—	—	20.6
Capital expenditures	—	(29.3)	—	(68.1)	(97.4)
Purchase of molds and tooling	—	—	—	(2.5)	(2.5)
Investment (in) from affiliate	(7.7)	7.7	—	—	—

Cash provided by (used in) investing activities	(7.7)	307.2	—	(70.6)	228.9

Financing activities:
Repayment of long-term debt	—	(356.4)	—	—	(356.4)
Issuance of long-term debt	—	154.5	—	—	154.5
Proceeds from issuance of common stock and from exercise of stock options, net	15.7	—	—	—	15.7
Purchase of treasury stock	(8.0)	—	—	—	(8.0)
Other	—	(1.0)	—	—	(1.0)

Cash provided by (used in) financing activities	7.7	(202.9)	—	—	(195.2)

Net change in cash and cash equivalents	—	84.3	—	100.1	184.4
Cash and cash equivalents at beginning of period	—	96.6	—	49.7	146.3

Cash and cash equivalents at end of period	$—	$180.9	$—	$149.8	$330.7

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$3.9	$—	$12.9	$16.8

Interest	$—	$49.1	$—	$—	$49.1

Non-cash transactions:
Tax effect associated with other comprehensive income (loss)	$—	$1.5	$—	$—	$1.5

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 26, 2004
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$—	$96.6	$—	$49.7	$—	$146.3
Short-term marketable securities	—	422.1	—	—	—	422.1
Accounts receivable, net	—	20.0	—	134.0	—	154.0
Inventories	—	129.7	13.8	110.4	—	253.9
Deferred income taxes	—	22.7	0.8	2.2	—	25.7
Other current assets	—	18.0	0.5	11.9	—	30.4

Total current assets	—	709.1	15.1	308.2	—	1,032.4
Property, plant and equipment, net	—	232.6	91.2	340.3	—	664.1
Deferred income taxes	5.9	118.9	11.7	(7.2)	—	129.3
Intangible assets, net	—	5.8	48.7	97.1	—	151.6
Goodwill	—	8.0	221.5	0.4	—	229.9
Long-term marketable securities	—	124.0	—	—	—	124.0
Investment in subsidiary	1,225.7	1,158.6	262.9	84.6	(2,731.8)	—
Other assets	—	27.6	1.7	15.9	—	45.2

Total assets	$1,231.6	$2,384.6	$652.8	$839.3	$(2,731.8)	$2,376.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.3	$—	$—	$—	$3.3
Accounts payable	—	62.0	4.3	51.9	—	118.2
Accrued expenses and other current liabilities	—	99.8	5.8	59.5	—	165.1

Total current liabilities	—	165.1	10.1	111.4	—	286.6
Long-term debt, less current portion	—	845.2	—	—	—	845.2
Net intercompany (receivable) payable	—	150.9	(13.5)	(137.4)	—	—
Other liabilities	—	0.2	—	15.4	—	15.6

Total liabilities	—	1,161.4	(3.4)	(10.6)	—	1,147.4

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,259.2	—	—	—	—	1,259.2
Retained earnings (accumulated deficit)	(24.7)	1,225.7	656.2	849.9	(2,731.8)	(24.7)
Accumulated other comprehensive loss	—	(2.5)	—	—	—	(2.5)
Less treasury stock (at cost)	(4.1)	—	—	—	—	(4.1)

Total stockholders’ equity	1,231.6	1,223.2	656.2	849.9	(2,731.8)	1,229.1

Total liabilities and stockholders’ equity	$1,231.6	$2,384.6	$652.8	$839.3	$(2,731.8)	$2,376.5

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Twelve Months Ended December 26, 2004
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.
	(In millions)

Total revenue	$—	$1,390.1	$109.7	$1,874.2	$(1,770.9)	$1,603.1
Cost of sales	—	1,242.5	109.9	1,573.3	(1,770.9)	1,154.8

Gross profit (loss)	—	147.6	(0.2)	300.9	—	448.3

Operating expenses:
Research and development	—	33.1	24.8	24.1	—	82.0
Selling, general and administrative	—	114.8	8.1	53.1	—	176.0
Amortization of acquisition-related intangibles	—	0.6	7.9	17.5	—	26.0
Restructuring and impairments	—	10.1	7.2	1.3	—	18.6
Reserve for potential settlement losses	—	11.0	—	—	—	11.0

Total operating expenses	—	169.6	48.0	96.0	—	313.6

Operating income (loss)	—	(22.0)	(48.2)	204.9	—	134.7
Interest expense	—	63.7	—	0.1	—	63.8
Interest income	—	(9.7)	(0.1)	(0.5)	—	(10.3)
Other expense	—	8.4	—	—	—	8.4
Equity in subsidiary income	(59.2)	(148.7)	(75.1)	—	283.0	—

Income before income taxes	59.2	64.3	27.0	205.3	(283.0)	72.8
Provision for income taxes	—	5.1	0.4	8.1	—	13.6

Net income	$59.2	$59.2	$26.6	$197.2	$(283.0)	$59.2

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 26, 2004
	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.
	(In millions)

Cash flows provided by operating activities:	$—	$87.0	$30.4	$127.3	$244.7

Investing activities:
Purchase of marketable securities	—	(936.2)	—	—	(936,2)
Sale of marketable securities	—	783.9	—	—	783.9
Maturity of marketable securities	—	58.9	—	—	58.9
Capital expenditures	—	(50.4)	(30.2)	(109.7)	(190.3)
Proceeds from sale of property, plant and equipment	—	—	—	7.8	7.8
Purchase of molds and tooling	—	—	(0.2)	(3.5)	(3.7)
Investment (in) from affiliate	(15.5)	15.5	—	—	—

Cash used in investing activities	(15.5)	(128.3)	(30.4)	(105.4)	(279.6)

Financing activities:
Repayment of long-term debt	—	(3.4)	—	—	(3.4)
Proceeds from issuance of common stock and from exercise of stock options, net	24.0	—	—	—	24.0
Purchase of treasury stock	(8.5)	—	—	—	(8.5)
Debt issuance costs	—	(0.4)	—	—	(0.4)

Cash provided by (used in) financing activities	15.5	(3.8)	—	—	11.7

Net change in cash and cash equivalents	—	(45.1)	—	21.9	(23.2)
Cash and cash equivalents at beginning of period	—	141.7	—	27.8	(169.5)

Cash and cash equivalents at end of period	$—	$96.6	$—	$49.7	$146.3

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$0.1	$—	$4.7	$4.8

Interest	$—	$58.5	$—	$—	$58.5

Non-cash transactions:
Tax effect associated with other comprehensive income (loss)	$—	$(0.5)	$—	$—	$(0.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Twelve Months Ended December 28, 2003
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.
	(In millions)

Total revenue	$—	$1,217.2	$157.2	$1,582.9	$(1,561.5)	$1,395.8
Cost of sales	—	1,074.0	142.9	1,432.6	(1,561.5)	1,088.0

Gross profit	—	143.2	14.3	150.3	—	307.8

Operating expenses:
Research and development	—	27.7	21.9	25.2	—	74.8
Selling, general and administrative	—	97.9	7.2	44.8	—	149.9
Amortization of acquisition-related intangibles	—	0.1	9.2	24.0	—	33.3
Restructuring and impairments	—	14.3	11.9	40.4	—	66.6
Purchased in-process research and development	—	2.1	—	—	—	2.1

Total operating expenses	—	142.1	50.2	134.4	—	326.7

Operating income (loss)	—	1.1	(35.9)	15.9	—	(18.9)
Interest expense	—	74.4	—	—	—	74.4
Interest income	—	(7.4)	(0.1)	(0.7)	—	(8.2)
Other expense	—	23.4	—	—	—	23.4
Equity in subsidiary loss	81.5	24.3	1.3	—	(107.1)	—

Income (loss) before income taxes	(81.5)	(113.6)	(37.1)	16.6	107.1	(108.5)
Provision (benefit) for income taxes	—	(32.1)	(1.3)	6.4	—	(27.0)

Net income (loss)	$(81.5)	$(81.5)	$(35.8)	$10.2	$107.1	$(81.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 28, 2003
	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.
	(In millions)

Cash flows provided by operating activities:	$—	$30.8	$27.6	$67.9	$126.3

Investing activities:
Purchase of marketable securities	—	(1,054.2)	—	—	(1,054.2)
Sale of marketable securities	—	835.7	—	—	835.7
Maturity of marketable securities	—	74.5	—	—	74.5
Capital expenditures	—	(45.7)	(27.5)	(63.1)	(136.3)
Purchase of molds and tooling	—	—	(0.1)	(1.9)	(2.0)
Acquisitions and divestitures, net of cash acquired	—	(9.5)	—	—	(9.5)
Investment (in) from affiliate	(7.5)	7.5	—	—	—

Cash used in investing activities	(7.5)	(191.7)	(27.6)	(65.0)	(291.8)

Financing activities:
Repayment of long-term debt	—	(301.3)	—	—	(301.3)
Issuance of long-term debt	—	300.0	—	—	300.0
Proceeds from issuance of common stock and from exercise of stock options, net	16.0	—	—	—	16.0
Purchase of treasury stock	(8.5)	—	—	—	(8.5)
Debt issuance costs	—	(6.9)	—	—	(6.9)

Cash provided by (used in) financing activities	7.5	(8.2)	—	—	(0.7)

Net change in cash and cash equivalents	—	(169.1)	—	2.9	(166.2)
Cash and cash equivalents at beginning of period	—	310.8	—	24.9	335.7

Cash and cash equivalents at end of period	$—	$141.7	$—	$27.8	$169.5

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—	$—	$8.4	$8.4

Interest	$—	$66.4	$—	$—	$66.4

Non-cash transactions:
Tax effect associated with other comprehensive income (loss)	$—	$(0.5)	$—	$—	$(0.5)

Note 19 —	Unaudited Quarterly Financial Information

The following is a summary of unaudited quarterly financial information for 2005 and 2004 (in millions, except per share amounts):

	2005
	First	Second	Third	Fourth

Total revenue	$362.8	$346.0	$345.5	$370.8
Gross profit	83.8	68.9	71.7	89.9
Net loss	(10.4)	(205.3)	(20.8)	(4.7)
Basic loss per common share	$(0.09)	$(1.71)	$(0.17)	$(0.04)
Diluted loss per common share	$(0.09)	$(1.71)	$(0.17)	$(0.04)

	2004
	First	Second	Third	Fourth

Total revenue	$399.7	$414.3	$409.7	$379.4
Gross profit	105.3	121.4	124.3	97.3
Net income	13.0	17.0	13.4	15.8
Basic income per common share	$0.11	$0.14	$0.11	$0.13
Diluted income per common share	$0.10	$0.14	$0.11	$0.13

Note 20 —	Subsequent Events

On December 29, 2005, Fairchild agreed to settle a lawsuit filed against the company and three of its distributors by Alcatel Canada Inc. in May 2004. The financial impact of the settlement is accounted for within the company’s stated reserves for potential settlement losses in connection with this and other customer claims relating to certain of the company’s products incorporating defective mold compound, which the company sold through 2001.

On January 3, 2006, Fairchild announced the sale of its LED and LED display product lines to Everlight International Corporation, a U.S. subsidiary of Everlight Electronics Company, Ltd., of Taiwan. The company decided to sell the LED and LED display product lines as they do not fit the strategic direction of the company. Fairchild will retain its optocoupler and infared product lines, as these products are closer to and complement its core strategy. The company intends to grow these businesses through focused research and development.

As part of the sale agreement, Fairchild Semiconductor will assist Everlight with transitioning the product line by continuing to directly support the sale of LED and LED display products to its customers for an appropriate period of time. The companies have agreed not to disclose the financial terms of the sale. The divestiture is considered immaterial and therefore no pro forma results of operations will be necessary.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 25, 2005, the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures are effective as of December 25, 2005 at a reasonable assurance level.

Management Report on Internal Control over Financial Reporting

Management, including the Chief Executive Officer and Interim Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Fairchild Semiconductor’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 25, 2005. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management believes that, as of December 25, 2005, the company’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting as of December 25, 2005 as stated in their report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fairchild Semiconductor International, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Fairchild Semiconductor International, Inc. maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fairchild Semiconductor International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Fairchild Semiconductor International, Inc. maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Fairchild Semiconductor International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 25, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
March 10, 2006

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during our quarter ended December 25, 2005 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. During the fourth quarter of 2005, we implemented an upgrade to several modules of our enterprise resource planning (ERP) system.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information regarding directors set forth under the caption “Proposal 1 — Election of Directors” appearing in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 25, 2005 (the “2006 Proxy Statement”), is incorporated by reference.

The information regarding executive officers set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K is incorporated by reference.

The information regarding our Code of Business Conduct and Ethics as set forth under the caption “Senior Officer Code of Business Conduct and Ethics” in the 2006 Proxy Statement is incorporated by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement is incorporated by reference.

The information regarding our Audit Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2006 Proxy Statement is incorporated by reference.

Item 11.	Executive Compensation

The information set forth under the caption “Executive Compensation” in the 2006 Proxy Statement is incorporated by reference.

Item 12.	Security Ownership of Certain Holders and Management

The information set forth under the caption “Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers” in the 2006 Proxy Statement is incorporated by reference.

The information regarding our equity compensation plans as set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Programs” in Item 5 of this annual report on Form 10-K is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related-Party Transactions” in the 2006 Proxy Statement is incorporated by reference.

Item 14.	Principal Accountant’s Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm” included under the proposal entitled “Proposal 3 — Ratify Appointment of KPMG LLP as Independent Registered Public Accounting Firm of the Company for 2006” in the 2006 Proxy Statement is incorporated by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements. Financial Statements included in this annual report are listed under Item 8.

(2)	Financial Statement Schedules. Financial Statement schedules included in this report are listed under Item 15(b).

(3)	List of Exhibits. See the Exhibit Index beginning on page 103 of this annual report.

(b)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Fairchild Semiconductor International, Inc.:

The audits referred to in our report dated March 10, 2006, with respect to the consolidated financial statements of Fairchild Semiconductor International, Inc. and subsidiaries, included the related financial statement schedule as of December 25, 2005, and for each of the years in the three-year period ended December 25, 2005, included in Item 15(b) of this report on Form 10-K. This financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts
March 10, 2006

Schedule II — Valuation and Qualifying Accounts.

				Deferred Tax
	Price	Product	Other Returns	Valuation
Description	Protection	Returns	and Allowances	Allowance	Total

Balances at December 29, 2002	$4.5	$8.8	$2.2	$1.3	$16.8
Charged to costs and expenses, or revenues	19.1	20.9	11.9	—	51.9
Deductions	(18.0)	(21.2)	(9.1)	—	(48.3)
Charged to other accounts	0.6	0.1	(0.2)	—	0.5

Balances at December 28, 2003	6.2	8.6	4.8	1.3	20.9
Charged to costs and expenses, or revenues	19.0	28.3	7.3	6.1	60.7
Deductions	(15.6)	(28.0)	(9.3)	(1.3)	(54.2)
Charged to other accounts	(0.2)	1.5	(0.1)	—	1.2

Balances at December 26, 2004	9.4	10.4	2.7	6.1	28.6
Charged to costs and expenses, or revenues	37.5	33.0	7.3	207.1	284.9
Deductions	(29.5)	(25.9)	(6.8)	(1.5)	(63.7)
Charged to other accounts	—	(0.3)	—	2.4	2.1

Balances at December 25, 2005	$17.4	$17.2	$3.2	$214.1	$251.9

All other schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules are set forth in the financial statements or the notes thereto.

EXHIBIT INDEX

Exhibit
No.	Description

2.01	Asset Purchase Agreement, dated as of March 11, 1997, between Fairchild Semiconductor Corporation and National Semiconductor Corporation.(1)
2.02	Acquisition Agreement, dated November 25, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company.(2)
2.03	Amendment No. 1 to Acquisition Agreement, dated December 29, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company.(2)
2.04	Business Transfer Agreement, dated December 20, 1998, between Samsung Electronics Co., Ltd. and Fairchild Semiconductor Corporation.(3)
2.05	Closing Agreement, dated April 13, 1999, among Samsung Electronics Co. Ltd., Fairchild Korea Semiconductor Ltd. and Fairchild Semiconductor Corporation.(3)
2.06	Asset Purchase Agreement, dated as of January 20, 2001, among Intersil Corporation, Intersil (PA) LLC and Fairchild Semiconductor Corporation, and Amendment No. 1 thereto, dated as of March 16, 2001.(13)
3.01	Restated Certificate of Incorporation.(4)
3.02	Certificate of Amendment to Restated Certificate of Incorporation.(5)
3.03	Certificate of Amendment to Restated Certificate of Incorporation.(6)
3.04	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 16, 2003.(18)
3.05	Second Restated Certificate of Incorporation.(19)
3.06	Restated Bylaws.(7)
3.07	Bylaws, as amended through August 17, 2004.(21)
3.08	Bylaws, as amended through August 23, 2005.(31)
4.01	The relevant portions of the Second Restated Certificate of Incorporation. (included in Exhibit 3.05)
4.02	The relevant portions of the Restated Bylaws, as amended. (included in Exhibits 3.06 and 3.07)
4.03	Registration Rights Agreement, dated March 11, 1997, among Fairchild Semiconductor International, Inc., Sterling Holding Company, LLC, National Semiconductor Corporation and certain management investors.(8)
4.04	Indenture, dated as of October 31, 2001, relating to $200,000,000 aggregate principal amount of 5% Convertible Senior Subordinated Notes due 2008, among Fairchild Semiconductor Corporation, as Issuer, Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation of California, QT Optoelectronics, Inc., QT Optoelectronics, KOTA Microcircuits, Inc., as Guarantors, and The Bank of New York, as Trustee.(9)
4.05	Form of 5% Convertible Senior Subordinated Notes due 2008. (included in Exhibit 4.06)
10.01	Credit Agreement, dated as of June 19, 2003, among Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Deutsche Bank Trust Company Americas, Fleet National Bank, Credit Suisse First Boston, Lehman Commercial Paper Inc. and Morgan Stanley Senior Funding, Inc.(16)
10.02	First Amendment to Credit Agreement, dated as of October 28, 2003.(17)
10.03	Second Amendment to Credit Agreement, dated as of August 5, 2004.(20)
10.04	Third Amendment to Credit Agreement, dated as of January 12, 2005.(25)
10.05	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation.(10)
10.06	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation.(1)
10.07	Fairchild Benefit Restoration Plan.(1)
10.08	Fairchild Incentive Plan.(1)
10.09	Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan.(11)

Exhibit
No.	Description

10.10	Executive Stock Option Agreements, under the 2000 Executive Stock Option Plan, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(11)
10.11	Non-Qualified Stock Option Agreement under the Stock Option Plan dated October 12, 1998, between Fairchild Semiconductor International, Inc. and Izak Bencuya.(27)
10.12	Non-Qualified Stock Option Agreement under the Stock Option Plan dated August 4, 1999, between Fairchild Semiconductor International, Inc. and Izak Bencuya.(27)
10.13	Non-Qualified Stock Option Agreement under the 2001 Stock Option Plan dated February 13, 2001, between Fairchild Semiconductor International, Inc. and Izak Bencuya.(27)
10.14	Memorandum, dated August 7, 2001, from Kirk P. Pond to certain executive officers in connection with option cancellation and replacement program.(12)
10.15	Executive Stock Option Agreements under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(13)
10.16	Executive Stock Option Agreements under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and certain other executive officers.(13)
10.17	Nonstatutory Stock Option Agreement under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and Izak Bencuya.(27)
10.18	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(13)
10.19	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and certain other executive officers.(13)
10.20	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan dated February 22, 2002, between Fairchild Semiconductor International, Inc. and Izak Bencuya.(27)
10.21	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of its non-employee directors.(13)
10.22	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated as of April 28, 2003, between Fairchild Semiconductor International, Inc. and Kirk P. Pond.(15)
10.23	Non-Qualified Stock Option Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and each of its non-employee directors.(15)
10.24	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Laurenz Schmidt.(18)
10.25	Non-Qualified Stock Option Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Izak Bencuya.(27)
10.26	Non-Qualified Stock Option Agreements under the Fairchild Semiconductor Option Plan, dated May 4, 2004, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(27)
10.27	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated September 1, 2003 between Fairchild Semiconductor International, Inc. and Robert J. Conrad.
10.28	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated May 4, 2004, between Fairchild Semiconductor International, Inc. and Robert J. Conrad.
10.29	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated May 4, 2004, between Fairchild Semiconductor International, Inc. and Thomas A. Beaver.
10.30	Non-Qualified Stock Option Agreement, dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson.(24)
10.31	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson.(28)

Exhibit
No.	Description

10.32	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated September 1, 2003, between Fairchild Semiconductor International, Inc. and Robert J. Conrad.
10.33	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Kirk P. Pond.(15)
10.34	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Laurenz Schmidt.(18)
10.35	Deferred Stock Unit Award Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Izak Bencuya.(27)
10.36	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated April 16, 2004, between Fairchild Semiconductor International, Inc. and Thomas A. Beaver.
10.37	Deferred Stock Unit Award Agreements under the Fairchild Semiconductor Stock Plan dated May 4, 2004, between Fairchild Semiconductor International, Inc. and each of Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(27)
10.38	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated May 4, 2004, between Faichild Semiconductor International, Inc. and Robert J. Conrad.
10.39	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated May 4, 2004, between Faichild Semiconductor International, Inc. and and Thomas A. Beaver.
10.40	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson.(24)
10.41	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson.(28)
10.42	Fairchild Semiconductor Stock Plan.(29)
10.43	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan.(23)
10.44	Form of Deferred Stock Unit Agreement under the Fairchild Semiconductor Stock Plan.(23)
10.45	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor Stock Plan.(30)
10.46	Form of Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan.(28)
10.47	Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson.(28)
10.48	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Kirk P. Pond.(11)
10.49	Amendment to Employment Agreement, dated as of March 7, 2003, between Fairchild Semiconductor Corporation and Kirk P. Pond.(14)
10.50	Amendment No. 2 to Employment Agreement, dated as of February 8, 2005, between Fairchild Semiconductor Corporation and Kirk P. Pond.(26)
10.51	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Joseph R. Martin.(11)
10.52	Amendment to Employment Agreement, dated as of November 20, 2002, between Fairchild Semiconductor Corporation and Joseph R. Martin.(14)
10.53	Amendment to Employment Agreement, dated as of March 9, 2004, between Fairchild Semiconductor Corporation and Joseph R. Martin.(19)
10.54	Amendment to Employment Agreement, dated as of February 8, 2005, between Fairchild Semiconductor Corporation and Joseph R. Martin.(26)
10.55	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Daniel E. Boxer.(11)
10.56	Amendment to Employment Agreement, dated as of November 20, 2002, between Fairchild Semiconductor Corporation and Daniel E. Boxer.(14)

Exhibit
No.	Description

10.57	Amendment to Employment Agreement, dated as of March 9, 2004, between Fairchild Semiconductor Corporation and Daniel E. Boxer.(19)
10.58	Amendment to Employment Agreement, dated as of February 8, 2005, between Fairchild Semiconductor Corporation and Daniel E. Boxer.(26)
10.59	Trust, made September 8, 2004, under the Employment Agreements Between Fairchild Semiconductor Corporation and Kirk P. Pond, Joseph R. Martin and Daniel E. Boxer.(22)
10.60	Employment Agreement dated as of April 1, 2003, between Fairchild Semiconductor Corporation and Laurenz Schmidt.(18)
10.61	Employment Agreement dated as of April 28, 2003, between Fairchild Semiconductor Corporation and Izak Bencuya.(27)
10.62	Employment Agreement dated December 1, 2004, between Fairchild Semiconductor Corporation and Mark S. Thompson.(24)
10.63	Employment Agreement, dated as of April 6, 2005, between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation.(28)
10.64	Employment Agreement dated as of September 1, 2003, between Fairchild Semiconductor Corporation and Robert J. Conrad.
10.65	Employment Agreement dated as of February 28, 2004, between Fairchild Semiconductor Corporation and Thomas A. Beaver.
10.66	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd.(8)
10.67	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company.(2)
14.01	Code of Business Conduct and Ethics.(33)
21.01	List of Subsidiaries.
23.01	Consent of KPMG LLP.
31.01	Section 302 Certification of the Chief Executive Officer.
31.02	Section 302 Certification of the Chief Financial Officer.
32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.
32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robin A. Sawyer.

(1)	Incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).

(2)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.

(3)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated April 13, 1999, filed April 27, 1999.

(4)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999, filed August 27, 1999.

(5)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed June 29, 2000 (File No. 333-40412).

(6)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed April 27, 2001 (File No. 333-58848).

(7)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-4, filed March 23, 2000 (File No. 333-33082).

(8)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).

(9)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-3, filed December 21, 2001 (File No. 333-75678).

(10)	Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).

(11)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.

(12)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.

(13)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.

(14)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed March 21, 2003.

(15)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed August 13, 2003.

(16)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003, filed November 12, 2003.

(17)	Incorporated by reference from Amendment No. 1 to our registration statement on Form 8-A, filed May 16, 2003.

(18)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, filed March 12, 2004.

(19)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004, filed May 7, 2004.

(20)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed August 12, 2004.

(21)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed August 20, 2004.

(22)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed on September 13, 2004.

(23)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed October 7, 2004 (File No. 333-119595).

(24)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 3, 2004.

(25)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed January 19, 2005.

(26)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed February 8, 2005.

(27)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004, filed March 12, 2005.

(28)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed April 6, 2005.

(29)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed May 10, 2005.

(30)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, filed August 5, 2005.

(31)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed August 29, 2005.

(32)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, filed November 4, 2005.

(33)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed January 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fairchild Semiconductor International, Inc.

By:	/s/ Mark S. Thompson
Mark S. Thompson
President and Chief Executive Officer

Date: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark S. Thompson Mark S. Thompson	President and Chief Executive Officer, and Director (principal executive officer)	March 10, 2006

/s/ Kirk P. Pond Kirk P. Pond	Chairman of the Board of Directors	March 10, 2006

/s/ Joseph R. Martin Joseph R. Martin	Vice Chairman of the Board of Directors	March 10, 2006

/s/ Robin A. Sawyer Robin A. Sawyer	Vice President, Interim Principal Financial Officer, Corporate Controller (principal accounting officer)	March 10, 2006

/s/ William N. Stout William N. Stout	Director	March 10, 2006

/s/ Ronald W. Shelly Ronald W. Shelly	Director	March 10, 2006

/s/ Charles M. Clough Charles M. Clough	Director	March 10, 2006

/s/ Charles P. Carinalli Charles P. Carinalli	Director	March 10, 2006

/s/ Thomas L. Magnanti Thomas L. Magnanti	Director	March 10, 2006

/s/ Robert F. Friel Robert F. Friel	Director	March 10, 2006

Signature	Title	Date

/s/ Bryan R. Roub Bryan R. Roub	Director	March 10, 2006

/s/ Kevin J. McGarity Kevin J. McGarity	Director	March 10, 2006

/s/ Richard A. Aurelio Richard A. Aurelio	Director	March 10, 2006