Form 10-Q
period 2006-04-02
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2006-05-12
CIK 1036960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
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
Large Accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 2, 2006:

Title of Each Class	Number of Shares

Common Stock	121,598,139

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 2,	December 25,
	2006	2005
	(In millions)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$335.6	$330.7
Short-term marketable securities	186.3	182.5
Accounts receivable, net of allowances of $38.1 and $37.8 at April 2, 2006 and December 25, 2005, respectively	148.5	128.6
Inventories	213.6	200.5
Deferred income taxes, net of allowances of $36.2 and $35.8 at April 2, 2006 and December 25, 2005, respectively	4.9	3.3
Other current assets	33.3	28.9

Total current assets	922.2	874.5
Property, plant and equipment, net	630.1	635.0
Deferred income taxes, net of allowances of $178.7 and $178.3 at April 2, 2006 and December 25, 2005, respectively	1.0	—
Intangible assets, net	120.2	126.1
Goodwill	229.9	229.9
Long-term marketable securities	13.7	32.7
Other assets	29.9	30.1

Total assets	$1,947.0	$1,928.3

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.4	$5.6
Accounts payable	103.3	95.2
Accrued expenses and other current liabilities	105.4	128.9

Total current liabilities	212.1	229.7
Long-term debt, less current portion	641.0	641.0
Deferred income taxes	31.4	33.5
Other liabilities	16.3	15.6

Total liabilities	900.8	919.8
Commitments and contingencies
Temporary equity — deferred stock units	2.2	—
Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,284.2	1,274.1
Accumulated deficit	(239.3)	(265.9)
Accumulated other comprehensive income	2.9	3.9
Less treasury stock (at cost)	(5.0)	(4.8)

Total stockholders’ equity	1,044.0	1,008.5

Total liabilities, temporary equity and stockholders’ equity	$1,947.0	$1,928.3

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	April 2,	March 27,
	2006	2005
	(In millions, except per share data)
	(Unaudited)

Total revenue	$409.5	$362.8
Cost of sales	287.0	279.0

Gross profit	122.5	83.8

Operating expenses:
Research and development	26.2	19.0
Selling, general and administrative	60.0	47.4
Amortization of acquisition-related intangibles	5.9	6.1
Restructuring and impairments	—	4.1
Gain on sale of product line, net	(3.2)	—

Total operating expenses	88.9	76.6

Operating income	33.6	7.2
Interest expense	11.3	13.3
Interest income	(5.4)	(3.2)
Other expense	—	23.9

Income (loss) before income taxes	27.7	(26.8)
Provision (benefit) for income taxes	1.1	(16.4)

Net income (loss)	$26.6	$(10.4)

Net income (loss) per common share:
Basic	$0.22	$(0.09)

Diluted	$0.21	$(0.09)

Weighted average common shares:
Basic	121.4	119.6

Diluted	123.9	119.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	April 2,	March 27,
	2006	2005
	(In millions)
	(Unaudited)

Net income (loss)	$26.6	$(10.4)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	0.3	1.2
Net amount reclassified to earnings for hedging	(0.5)	0.4
Net change associated with unrealized holding gain (loss) on marketable securities and investments	(0.8)	(0.7)
Net amount reclassified to earnings for marketable securities	—	0.1

Comprehensive income (loss)	$25.6	$(9.4)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 2,	March 27,
	2006	2005
	(In millions)
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$26.6	$(10.4)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	28.3	43.7
Amortization of deferred compensation	—	0.8
Non-cash stock-based compensation expense	5.3	—
Loss on disposal of property, plant, and equipment	0.5	0.1
Non-cash vesting of equity awards	—	3.8
Non-cash financing expense	0.6	0.8
Deferred income taxes, net	0.8	(13.1)
Non-cash write off of deferred financing fees	—	5.4
Gain on sale of product line	(3.2)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(19.9)	(8.7)
Inventories	(12.3)	(3.0)
Other current assets	(4.9)	11.0
Current liabilities	(18.8)	(64.1)
Other assets and liabilities, net	—	0.7

Cash provided by (used in) operating activities	3.0	(33.0)

Cash flows from investing activities:
Purchase of marketable securities	(61.9)	(192.9)
Sale of marketable securities	67.8	484.8
Maturity of marketable securities	9.1	—
Capital expenditures	(23.0)	(29.5)
Purchase of molds and tooling	(0.5)	(0.3)
Net proceeds from sale of product line	6.6	—

Cash provided by (used in) investing activities	(1.9)	262.1

Cash flows from financing activities:
Repayment of long-term debt	(2.2)	(350.8)
Issuance of long-term debt	—	154.5
Proceeds from issuance of common stock and from exercise of stock options, net	8.0	3.4
Purchase of treasury stock	(2.0)	(2.0)
Debt issuance costs	—	(1.0)

Cash provided by (used in) financing activities	3.8	(195.9)

Net change in cash and cash equivalents	4.9	33.2
Cash and cash equivalents at beginning of period	330.7	146.3

Cash and cash equivalents at end of period	$335.6	$179.5

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 25, 2005. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 25, 2005. Certain amounts for prior periods have been reclassified to conform to the current presentation. The company’s results for the quarters ended April 2, 2006 and March 27, 2005 consists of 14 weeks and 13 weeks, respectively.

Note 2 — Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) supersedes Accounting Principal Board (APB) Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

Previously, the company accounted for stock-based compensation awards using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense was recognized when the exercise price of the company’s stock options equaled the fair market value of the underlying stock at the date of grant. Instead, the company disclosed in a footnote the effect on net income (loss) and net income (loss) per share as if the company had applied the fair value based method of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to record the expense. Under SFAS 123, this included expense for deferred stock units, restricted stock units and performance units.

On December 26, 2005 (first day of fiscal 2006), the company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based awards granted prior to but not yet vested as of December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method of adoption, the company’s results of operations and financial position for prior periods have not been restated.

The company currently grants equity awards under two equity compensation plans — the Fairchild Semiconductor Stock Plan and the 2000 Executive Stock Option Plan. The company also maintains an employee stock purchase plan. In addition, the company has occasionally granted equity awards outside its equity compensation plans when necessary.

Fairchild Semiconductor Stock Plan.  Under this plan, executives, key employees, non-employee directors and certain consultants may be granted stock options, stock appreciation rights, restricted stock including restricted stock units (RSUs), performance units (PUs), deferred stock units (DSUs), and other stock-based awards. A total of 35,189,731 shares have been authorized for issuance under the plan. Of this number of shares, 3,500,000 may be granted in the form of “full-value awards,” namely awards that are other than stock options and stock appreciation rights, such as restricted stock, DSUs, RSUs and PUs. The maximum term of any option is ten years from the date of grant for incentive stock options and non-qualified stock options. Actual terms for outstanding non-qualified stock options range from six and one half years to ten years and one day. Options granted under the plan are exercisable at the determination of the compensation committee, generally vesting ratably over four years. PUs are contingently

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted depending on the achievement of certain predetermined performance goals. DSUs, RSUs and PUs entitle executives to receive one share of common stock for each DSU, RSU or PU issued. For RSUs and PUs, the settlement date is the vesting date. For DSUs, the settlement date is selected by the participant at the time of the grant. Grants of PUs generally vest under the plan over a period of three years, and DSUs and RSUs generally vest over a period of three or four years.

The 2000 Executive Stock Option Plan.  The 2000 Executive Plan authorizes up to 1,671,669 shares of common stock to be issued upon the exercise of options under the plan. Individuals receiving options under the 2000 Executive Plan may not receive in any one year options to purchase more than 1,500,000 shares of common stock. Options generally vest over four years with a maximum term of ten years.

Employee Stock Purchase Plan (ESPP).  The company has maintained the Fairchild Semiconductor International, Inc. Employee Stock Purchase Plan since April 1, 2000. The ESPP has not been approved by stockholders. The ESPP authorizes the issuance of up to 4,000,000 shares of common stock in quarterly offerings to eligible employees at a price that is equal to 85 percent of the lower of the common stock’s market price at the beginning or the end of a quarterly calendar period. A participating employee may withdraw from a quarterly offering any time before the purchase date at the end of the quarter, and obtain a refund of the amounts withheld through the employee’s payroll deductions.

Equity Awards Made Outside Stockholder-Approved Plans.  The company has granted equity awards representing a total of 690,000 shares outside its equity compensation plans. In 2006, the company granted 75,000 options, 20,000 RSUs and 20,000 PUs to Mark S. Frey, its Chief Financial Officer, all of which remain outstanding. In 2004, the company granted 200,000 stock options and 50,000 DSUs to Mark S. Thompson, its President and CEO, of which 37,500 DSUs and all options remain outstanding. In 2003, the company granted 325,000 DSUs to Kirk P. Pond, its former Chairman, President and CEO, none of which remain outstanding.

On February 18, 2005, the company announced the acceleration of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $19.50 or higher. Options to purchase approximately 6 million shares of the company’s common stock became exercisable as a result of the vesting acceleration. Based upon the company’s closing stock price of $16.15 on February 18, 2005, none of these options had economic value on the date of acceleration. In connection with the modification of the terms of these options to accelerate their vesting, approximately $33.1 million, on a pre-tax basis, was included in the pro forma net income (loss) table for 2005, representing the remaining unamortized value of the impacted, unvested options just prior to the acceleration. Because the exercise price of all the modified options was greater than the market price of the company’s underlying common stock on the date of their modification, no compensation expense was recorded in the statement of operations in accordance with APB Opinion 25. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize remaining unrecognized non-cash compensation expense as measured under SFAS 123(R) as the future expense associated with these options would have been disproportionately high compared to the economic value of the options as of the date of modification. As a result of the acceleration, we estimate that non-cash stock option expense in accordance with SFAS 123(R), was reduced by approximately $12 million in 2006, $4 million in 2007 and $1 million in 2008 on a pre-tax basis.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the company’s stock plans and non-plan awards as of April 2, 2006.

	Three Months Ended
	April 2,
	2006
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(000’s)		(In years)	(In millions)

Outstanding at December 25, 2005	24,014	$19.29
Granted	1,747	18.44
Exercised	(593)	11.94
Forfeited	(161)	13.94
Expired	(356)	24.30

Outstanding at April 2, 2006	24,651	$19.38	5.6	$59.8

Exercisable at end of period	18,836	$20.53	5.2	$39.8

The weighted average grant-date fair value for options granted in the first quarter of 2006 and 2005 was $8.34 and $9.43, respectively.

The following table presents a summary of the company’s DSUs as of April 2, 2006.

	Three Months Ended
	April 2,
	2006
		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at December 25, 2005	799,190	$14.24
Granted	11,458	17.96
Vested	(464,334)	12.59
Forfeited	(10,654)	14.54

Nonvested at April 2, 2006	335,660	$16.57

The weighted average grant-date fair value for DSUs granted in the first quarter of 2006 and 2005 was $17.96 and $14.47, respectively. The total fair value of DSUs vested in the first quarter of 2006 and 2005 was $8.1 million and zero, respectively.

The company’s plan documents governing DSUs contain contingent cash settlement provisions upon a change of control. Accordingly, in conjunction with the adoption of SFAS 123(R) the company now presents previously recorded expense associated with unvested and unsettled DSUs under the balance sheet caption of “Temporary equity-deferred stock units” as required by Securities and Exchange Commission (SEC) Accounting Series Release No. 268 and Emerging Issues Task Force (EITF) Topic D-98.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the company’s RSUs as of April 2, 2006.

	Three Months Ended
	April 2,
	2006
		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at December 25, 2005	34,700	$16.41
Granted	218,998	18.36
Vested	—	—
Forfeited	—	—

Nonvested at April 2, 2006	253,698	$18.09

The weighted average grant-date fair value for RSUs granted in the first quarter of 2006 was $18.36. There were no RSUs outstanding as of March 27, 2005.

The following table presents a summary of the company’s PUs as of April 2, 2006.

Three Months Ended
April 2,
2006
Weighted
Average
Grant-Date
	Shares	Fair Value

Nonvested at December 25, 2005	—	$—
Granted(1)	826,714	18.51
Increase (decrease) for performance factors	—	—
Vested	—	—
Forfeited	—	—

Nonvested at April 2, 2006	826,714	$18.51

(1)	Represents the maximum potential award based on the 2006 fiscal year performance metric.

The following table summarizes the total intrinsic value of awards exercised (i.e. the difference between the market price at exercise and the price paid by employees to exercise the award) for the first quarter of 2006 and 2005, respectively.

	Three Months Ended
	April 2,	March 27,
	2006	2005
	Total Intrinsic	Total Intrinsic
	Value of Awards	Value of Awards
	Exercised	Exercised
	(In millions)

Options	$4.2	$1.2
DSUs	$8.1	$—
RSUs	$—	$—

The company’s practice is to issue shares of common stock upon exercise or settlement of options, DSUs, RSUs and PUs from previously unissued shares and to issue shares in connection with the stock purchase plan from treasury shares. The company expects to repurchase approximately 550,000 shares in 2006 to satisfy stock purchase

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan participation. For the first quarter of 2006, $6.5 million of cash was received from the exercises of stock-based awards.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense under SFAS 123(R) by financial statement line, for the first quarter of 2006.

Three Months Ended
April 2,
2006
(In millions)

Cost of Sales	$0.7
Research and Development	1.0
Selling, General and Administrative	3.6

$5.3

The company also capitalized $0.8 million of stock-based compensation into inventory for the first quarter of 2006. In addition, due to the U.S. income tax valuation allowance recorded by the company in the second quarter of 2005, the company did not recognize any tax benefit on U.S. based stock compensation expense in the first quarter of 2006. The income tax benefits from foreign tax jurisdictions was approximately $0.1 million.

Total stock-based compensation of $6.1 million includes $1.9 million of cost related to DSUs, RSUs and PUs that would have been included in expense under SFAS 123 even if the company had not adopted SFAS 123(R) in the first quarter of 2006.

Prior to SFAS 123(R), the company calculated stock-based compensation expense (primarily deferred stock units and restricted stock units) for retirement eligible equity award recipients over the stated vesting period. Upon adoption of SFAS 123(R), the company changed its policy and now follows the requisite service period guidance for all new awards, which requires that compensation cost attributable to equity awards be recognized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The impact of this change in policy was immaterial for the first quarter of 2006.

The following table summarizes total compensation cost related to nonvested awards not yet recognized and the weighted average period over which it is expected to be recognized at April 2, 2006.

	Three Months Ended
	April 2,
	2006
	Unrecognized	Weighted
	Compensation	Average
	Cost for	Remaining
	Unvested	Recognition
	Awards	Period
	(In millions)	(In years)

Options	$19.6	1.7
DSUs	$3.9	1.3
RSUs	$4.3	2.3
PUs	$13.8	2.9

The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, utilizing the guidance provided in SFAS 123(R) as well as SEC Staff Accounting Bulletin (SAB) 107.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended
April 2,
2006

Expected volatility	53.2%
Dividend yield	—
Risk-free interest rate	4.5%
Expected term, in years	3.9
Forfeiture rate	5.6%

Expected volatility.  The company estimates expected volatility using historical volatility. Options in the company’s stock are not actively traded. As a result, the company determined that utilizing an implied volatility factor would not be appropriate. The company is calculating historical volatility for the period that is commensurate with the option’s expected term assumption.

Dividend yield.  The company does not pay a dividend, therefore this input is not applicable.

Risk-free interest rate.  The company estimated the risk-free interest rate based on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.

Expected term.  The company has evaluated terms based on history and exercise patterns across its demographic population. The company believes that this historical data is the best estimate of the expected term of a new option, and that generally all groups of our employees exhibit similar exercise behavior.

Forfeiture rate.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The company has applied an annual forfeiture rate of 5.6% to all unvested options and 1.5% to all unvested units as of April 2, 2006. This analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary.

Prior to the adoption of SFAS 123(R), the company used the expense recognition method in FASB Interpretation (FIN) 28: Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans to recognize expense. The company switched to a straight-line attribution method on December 26, 2005 for all grants that include only a service condition. Due to the performance criteria, the company’s performance units will be expensed over the service period for each separately vesting tranche. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed over the service period for each separately vesting tranche.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed above, previous to December 26, 2005, the company accounted for stock-based compensation under APB 25 and related Interpretations. The following table illustrates the effect on net loss and net loss per common share for the first quarter of 2005 as if the company had applied the fair value based method of SFAS 123 to record stock-based compensation expense.

Three Months Ended
March 27,
2005
(In millions,
except per share data)

Net loss, as reported	$(10.4)
Add: Stock compensation charge included in net loss determined under the intrinsic value method, net of tax	2.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(37.1)

Pro forma net loss	$(44.6)

Loss per share:
Basic — as reported	$(0.09)

Basic — pro forma	$(0.37)

Diluted — as reported	$(0.09)

Diluted — pro forma	$(0.37)

The fair values of options granted in the first quarter of 2005 were estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

Three Months Ended
March 27,
2005

Expected volatility	65.0%
Dividend yield	—
Risk-free interest rate	4.0%
Expected life, in years	6.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Financial Statement Details

	April 2,	December 25,
	2006	2005
	(In millions)

Inventories
Raw materials	$26.8	$25.3
Work in process	134.7	126.4
Finished goods	52.1	48.8

	$213.6	$200.5

Property, plant and equipment
Land and improvements	$26.5	$32.0
Buildings and improvements	314.5	307.2
Machinery and equipment	1,367.1	1,341.8
Construction in progress	57.7	75.4

Total property, plant and equipment	1,765.8	1,756.4
Less accumulated depreciation	1,135.7	1,121.4

	$630.1	$635.0

Accrued expenses and other current liabilities
Payroll and employee related accruals	$54.8	$42.9
Accrued interest	4.4	7.6
Income taxes payable	15.3	30.2
Restructuring	2.3	4.9
Reserve for potential settlement losses	5.8	17.2
Other	22.8	26.1

	$105.4	$128.9

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities. Potentially dilutive common equivalent shares consist of stock options, shares represented by outstanding and unvested PUs, DSUs and RSUs, and shares obtainable upon the conversion of the Convertible Senior Subordinated Notes, due November 1, 2008. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to certain of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	April 2,	March 27,
	2006	2005
	(In millions, except per share data)

Basic:
Net income (loss)	$26.6	$(10.4)

Weighted average shares outstanding	121.4	119.6

Net income (loss) per share	$0.22	$(0.09)

Diluted:
Net income (loss)	$26.6	$(10.4)

Weighted average shares outstanding	121.4	119.6
Assumed exercise of common stock equivalents	2.5	—

Weighted-average common and common equivalent shares	123.9	119.6

Net income (loss) per share	$0.21	$(0.09)

Anti-dilutive common stock equivalents, non-vested stock, DSUs and RSUs	16.6	3.4

In addition, the computation of diluted earnings per share did not include the assumed conversion of the senior subordinated notes because the effect would have been anti-dilutive. As a result, $1.7 million of interest expense was not added back to the numerator for the period presented. In addition, potential common shares of 6.7 million were not included in the denominator for all periods presented.

Note 5 — Supplemental Cash Flow Information

	Three Months Ended
	April 2,	March 27,
	2006	2005
	(In millions)

Cash paid, net for:
Income taxes	$15.2	$2.1

Interest	$13.4	$24.2

Note 6 — Marketable Securities

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

All of the company’s marketable securities are classified as available-for-sale. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of other comprehensive income within stockholders’ equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity at April 2, 2006.

	Amortized	Market
	Cost	Value
	(In millions)

Due in one year or less	$91.7	$90.6
Due after one year through three years	14.0	13.7
Due after three years through ten years	—	—
Due after ten years	95.7	95.7

	$201.4	$200.0

Note 7 — Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of April 2, 2006		As of December 25, 2005
	Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization
		(In millions)

Identifiable intangible assets:
Developed technology	5 - 15 years	$225.6	$(112.3)	$225.6	$(108.1)
Customer base	8 years	55.8	(49.2)	55.8	(47.5)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Trademarks and tradenames	4 years	24.9	(24.9)	24.9	(24.9)
Patents	4 years	5.4	(5.1)	5.4	(5.1)

Subtotal		342.1	(221.9)	342.1	(216.0)
Goodwill		229.9	—	229.9	—

Total		$572.0	$(221.9)	$572.0	$(216.0)

The titles of our segments changed at the beginning of fiscal 2006. As a result, our newly-titled reporting units that carry goodwill include Functional Power, Analog Products and Standard Products (see Note 8 below for further information). No amounts were reclassified as a result of the change. The following table presents the carrying amount of goodwill by reporting unit.

	Analog	Functional	Standard
	Products	Power	Products	Total
	(In millions)

Balance as of April 2, 2006 and December 25, 2005	$15.5	$159.9	$54.5	$229.9

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended April 2, 2006, there were no changes to the carrying amount of goodwill due to acquisitions or divestitures.

The following table presents the estimated amortization expense for intangible assets for the remainder of 2006 and for each of the five succeeding fiscal years.

(In millions)

Estimated Amortization Expense:
Remainder of 2006	$17.5
2007	18.3
2008	16.5
2009	16.5
2010	16.4
2011	12.3

Note 8 — Segment Information

Effective December 26, 2005 (first day of fiscal year 2006), the company changed the titles of its operating segments to align the segment presentation with the way management runs the business. This change had no impact on the historical financial results of the segments presented in this report. The company is currently organized into three reportable segments: Functional Power, Analog Products, previously known as Power Discrete and Power Analog, respectively, and Standard Products. Functional Power includes high voltage, low voltage, automotive and radio frequency (RF) products. Analog Products includes system power, power conversion, signal conditioning, switches and interface products. Standard Products includes optoelectronics lighting, standard linear, logic, standard diode and transistors (SDT) and foundry products.

The following table presents selected operating segment financial information for the three months ended April 2, 2006 and March 27, 2005.

	Three Months Ended
	April 2,	March 27,
	2006	2005
	(In millions)

Revenue and Operating Income (Loss):
Functional Power
Total revenue	$235.8	$204.6
Operating income	26.6	15.3

Analog Products
Total revenue	82.1	70.3
Operating income (loss)	3.5	(6.3)

Standard Products
Total revenue	91.6	87.9
Operating income	5.6	2.3

Other
Operating loss(1)	(2.1)	(4.1)

Total Consolidated
Total revenue	$409.5	$362.8
Operating income	$33.6	$7.2

(1)	Includes $5.3 million of stock-based compensation expense and a $3.2 million gain on the sale of a product line for the first quarter of 2006. Includes $4.1 million of restructuring in the first quarter of 2005.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Restructuring and Impairments

During the three months ended April 2, 2006, the company recorded no restructuring and impairment charges.

During the three months ended March 27, 2005, the company recorded a restructuring charge of $4.1 million. This charge included $3.9 million in employee separation costs, $0.5 million in office closure costs, and a $0.3 million reserve release associated with the 2004 Infrastructure Realignment Program due to new estimates in restructuring expenses.

The following table summarizes the activity in the company’s accrual for restructuring and impairment costs for the three months ended April 2, 2006 (in millions).

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	12/25/2005	Charges	Paid	Release	Items	4/2/2006

2004 Infrastructure Realignment Program:
Employee Separation Costs	$0.8	$—	$(0.2)	$—	$—	$0.6
2005 Infrastructure Realignment Program:
Employee Separation Costs	4.1	—	(2.4)	—	—	1.7

	$4.9	$—	$(2.6)	$—	$—	$2.3

The company expects to complete payment of the above restructuring accruals by the third quarter of 2006.

Note 10 — Derivatives

The company uses derivative instruments to manage exposures to foreign currencies. In accordance with SFAS 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the fair value of these hedges is recorded on the balance sheet. Certain forecasted transactions are exposed to foreign currency risks. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Malaysian ringgit and Korean won. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement 133, did not have a material impact on earnings for the three months ended April 2, 2006. No cash flow hedges were discontinued for the three months ended April 2, 2006. One cash flow hedge was discontinued for the three months ended March 27, 2005. The immaterial favorable impact of terminating the hedge was recorded in earnings in accordance with SFAS 133.

Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. The company estimates that the entire $0.3 million of net unrealized derivative gains included in OCI will be reclassified into earnings within the next twelve months.

Note 11 — Contingencies

From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. The company has been named in lawsuits relating to these mold compound claims. In January 2005, the company was named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranty claims and seeks unspecified damages allegedly caused by the company’s products. The company believes it has strong defenses against Lucent’s claims and intends to vigorously defend the lawsuit.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. On December 29, 2005, the company settled a lawsuit filed against the company and three of its distributors by Alcatel Canada Inc. in the Ontario Superior Court of Justice, alleging breach of contract, negligence and other claims and claiming damages allegedly caused by the company’s products containing the mold compound. The company has also resolved similar claims with several of its leading customers. The company has exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, the company recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and an additional $6.9 million in the fourth quarter of 2005. These estimates were based upon assessments of the potential liability using an analysis of the claims and historical experience. At April 2, 2006 and December 25, 2005, the reserve for estimated potential settlement losses was $5.8 million and $17.2 million, respectively. The decrease in the reserve is due to settlement payments made during the first quarter of 2006. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur a liability in excess of the current reserve.

On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. (POWI) in the United States District Court for the District of Delaware. The complaint filed by POWI alleges that certain of the company’s pulse width modulation (PWM) integrated circuit products infringe four of POWI’s U.S. patents, and seeks a permanent injunction preventing the company from manufacturing, selling, offering for sale or importing the allegedly infringing products as well as money damages for the alleged past infringement. The company has analyzed the POWI patents in light of our products and, based on that analysis, does not believe its products violate POWI’s patents and, accordingly, is vigorously contesting this lawsuit. The company expects the case to go to trial in 2006 or early 2007. Should the company lose the lawsuit, the company expects the monetary damages would be immaterial. However, it could adversely impact the company’s ability to sell products found to be infringing, either directly or indirectly in the U.S.

In a separate action, the company filed a lawsuit on April 11, 2006, against POWI in the United States District Court for the Eastern District of Texas. The lawsuit asserts that POWI’s PWM products infringe U.S. Patent No. 5,264,719. Intersil Corporation owns U.S. Patent No. 5,264,719, for High Voltage Lateral Semiconductor Devices, and is a co-plantiff with the company in the lawsuit. The company has held license rights under the patent since 2001 and more recently secured exclusive rights to assert the patent against Power Integrations. The company intends to take all possible steps to seek a court order to stop POWI from making, using, selling, offering for sale or importing the infringing products into the U.S. and to obtain monetary damages for POWI’s infringing activities.

On December 30, 2004, the company’s wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by ZTE Corporation, a communications equipment manufacturer, in Guangdong Higher People’s Court in Guangzhou, People’s Republic of China. The complaint filed by ZTE alleges that certain of the company’s products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 CNY as damages (equivalent to approximately $8.2 million USD based on exchange rates at April 2, 2006). The company contested the lawsuit in a trial held on October 20, 2005. The court’s decision is pending and the company is unable to predict when a decision will be reached. The company continues to deny the allegations in the lawsuit.

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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Divestitures

On January 3, 2006, Fairchild announced the sale of the LED lamps and displays product line to Everlight International Corporation, a U.S. subsidiary of Everlight Electronics Company, Ltd., of Taiwan. The company decided to sell the LED lamps and displays product line as it does not fit the strategic direction of the company. Fairchild will retain the optocoupler and infared product lines, as these products are closer to and complement the company’s core strategy. The company intends to grow these product lines through focused research and development.

As part of the sale agreement, Fairchild Semiconductor will assist Everlight with transitioning the product line by continuing to directly support the sale of LED lamps and displays products to its customers for an appropriate period of time. As a result of the sale, the company recorded a net gain on the sale of $3.2 million in the first quarter of 2006, and net cash proceeds of $6.6 million. The divestiture is considered immaterial and therefore no pro forma results of operations have been presented.

Note 13 — Condensed Consolidating Financial Statements

The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of April 2, 2006 and December 25, 2005 and related condensed consolidating statements of operations for the three months ended April 2, 2006 and March 27, 2005 and condensed consolidating statements of cash flows for the three months ended April 2, 2006 and March 27, 2005.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	April 2, 2006
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.
	(In millions)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$—	$167.2	$—	$168.4	$—	$335.6
Short-term marketable securities	—	186.3	—	—	—	186.3
Accounts receivable, net	—	16.0	3.7	128.8	—	148.5
Inventories	—	110.1	1.5	102.0	—	213.6
Deferred income taxes, net	—	—	—	4.9	—	4.9
Other current assets	—	23.3	—	10.0	—	33.3

Total current assets	—	502.9	5.2	414.1	—	922.2
Property, plant and equipment, net	—	278.9	1.3	349.9	—	630.1
Deferred income taxes	—	—	—	1.0	—	1.0
Intangible assets, net	—	29.1	13.2	77.9	—	120.2
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	13.7	—	—	—	13.7
Investment in subsidiary	1,043.3	932.3	259.0	92.3	(2,326.9)	—
Other assets	—	13.9	2.1	13.9	—	29.9

Total assets	$1,043.3	$1,938.5	$342.6	$949.5	$(2,326.9)	$1,947.0

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.4	$—	$—	$—	$3.4
Accounts payable	—	64.3	7.0	32.0	—	103.3
Accrued expenses and other current liabilities	—	59.0	1.4	45.0	—	105.4

Total current liabilities	—	126.7	8.4	77.0	—	212.1
Long-term debt, less current portion	—	641.0	—	—	—	641.0
Net intercompany (receivable) payable	—	101.8	(253.1)	151.3	—	—
Deferred income taxes	—	22.3	—	9.1	—	31.4
Other liabilities	—	0.5	—	15.8	—	16.3

Total liabilities	—	892.3	(244.7)	253.2	—	900.8

Commitments and contingencies
Temporary equity — deferred stock units	2.2	—	—	—	—	2.2
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,284.2	—	—	—	—	1,284.2
Retained earnings (accumulated deficit)	(239.3)	1,043.3	587.3	696.3	(2,326.9)	(239.3)
Accumulated other comprehensive income	—	2.9	—	—	—	2.9
Less treasury stock (at cost)	(5.0)	—	—	—	—	(5.0)

Total stockholders’ equity	1,041.1	1,046.2	587.3	696.3	(2,326.9)	1,044.0

Total liabilities, temporary equity and stockholders’ equity	$1,043.3	$1,938.5	$342.6	$949.5	$(2,326.9)	$1,947.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended April 2, 2006
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.
	(In millions)
	(Unaudited)

Total revenue	$—	$50.3	$—	$359.2	$—	$409.5
Cost of sales	—	15.3	(0.2)	271.9	—	287.0

Gross profit	—	35.0	0.2	87.3	—	122.5

Operating expenses:
Research and development	—	15.4	3.6	7.2	—	26.2
Selling, general and administrative	—	39.2	1.8	19.0	—	60.0
Amortization of acquisition-related intangibles	—	1.3	0.6	4.0	—	5.9
Gain on sale of product line, net	—	—	(3.0)	(0.2)	—	(3.2)

Total operating expenses	—	55.9	3.0	30.0	—	88.9

Operating income (loss)	—	(20.9)	(2.8)	57.3	—	33.6
Interest expense	—	11.3	—	—	—	11.3
Interest income	—	(3.5)	—	(1.9)	—	(5.4)
Equity in subsidiary (income) loss	(26.6)	(50.9)	(3.4)	—	80.9	—

Income (loss) before income taxes	26.6	22.2	0.6	59.2	(80.9)	27.7
Provision (benefit) for income taxes	—	(4.4)	—	5.5	—	1.1

Net income	$26.6	$26.6	$0.6	$53.7	$(80.9)	$26.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended April 2, 2006
	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.
	(In millions)
	(Unaudited)

Cash flows provided by (used in) operating activities:	$—	$(31.6)	$—	$34.6	$3.0

Investing activities:
Purchase of marketable securities	—	(61.9)	—	—	(61.9)
Sale of marketable securities	—	67.8	—	—	67.8
Maturity of marketable securities	—	9.1	—	—	9.1
Capital expenditures	—	(7.5)	—	(15.5)	(23.0)
Purchase of molds and tooling	—	—	—	(0.5)	(0.5)
Net proceeds from sale of product line	—	6.6	—	—	6.6
Investment (in) from affiliate	(6.0)	6.0	—	—	—

Cash provided by (used in) investing activities	(6.0)	20.1	—	(16.0)	(1.9)

Financing activities:
Repayment of long-term debt	—	(2.2)	—	—	(2.2)
Proceeds from issuance of common stock and from exercise of stock options, net	8.0	—	—	—	8.0
Purchase of treasury stock	(2.0)	—	—	—	(2.0)

Cash provided by (used in) financing activities	6.0	(2.2)	—	—	3.8

Net change in cash and cash equivalents	—	(13.7)	—	18.6	4.9
Cash and cash equivalents at beginning of period	—	180.9	—	149.8	330.7

Cash and cash equivalents at end of period	$—	$167.2	$—	$168.4	$335.6

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$12.3	$—	$2.9	$15.2

Interest	$—	$13.4	$—	$—	$13.4

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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 27, 2005
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.
	(In millions)
	(Unaudited)

Total revenue	$—	$356.6	$1.7	$448.8	$(444.3)	$362.8
Cost of sales	—	329.3	2.0	392.0	(444.3)	279.0

Gross profit (loss)	—	27.3	(0.3)	56.8	—	83.8

Operating expenses:
Research and development	—	10.5	2.6	5.9	—	19.0
Selling, general and administrative	—	32.5	1.0	13.9	—	47.4
Amortization of acquisition-related intangibles	—	1.4	0.7	4.0	—	6.1
Restructuring and impairments	—	3.3	—	0.8	—	4.1

Total operating expenses	—	47.7	4.3	24.6	—	76.6

Operating income (loss)	—	(20.4)	(4.6)	32.2	—	7.2
Interest expense	—	13.3	—	—	—	13.3
Interest income	—	(3.1)	—	(0.1)	—	(3.2)
Other expense	—	23.9	—	—	—	23.9
Equity in subsidiary (income) loss	10.4	(26.9)	(8.5)	—	25.0	—

Income (loss) before income taxes	(10.4)	(27.6)	3.9	32.3	(25.0)	(26.8)
Provision (benefit) for income taxes	—	(17.2)	—	0.8	—	(16.4)

Net income (loss)	$(10.4)	$(10.4)	$3.9	$31.5	$(25.0)	$(10.4)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 27, 2005
	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc.
	(In millions)
	(Unaudited)

Cash flows provided by (used in) operating activities:	$—	$(45.0)	$—	$12.0	$(33.0)

Investing activities:
Purchase of marketable securities	—	(192.9)	—	—	(192.9)
Sale of marketable securities	—	484.8	—	—	484.8
Capital expenditures	—	(7.2)	—	(22.3)	(29.5)
Purchase of molds and tooling	—	—	—	(0.3)	(0.3)
Investment (in) from affiliate	(1.4)	1.4	—	—	—

Cash provided by (used in) financing activities	(1.4)	286.1	—	(22.6)	262.1

Financing activities:
Repayment of long-term debt	—	(350.8)	—	—	(350.8)
Issuance of long-term debt	—	154.5	—	—	154.5
Proceeds from issuance of common stock and from exercise of stock options, net	3.4	—	—	—	3.4
Purchase of treasury stock	(2.0)	—	—	—	(2.0)
Other	—	(1.0)	—	—	(1.0)

Cash provided by (used in) financing activities	1.4	(197.3)	—	—	(195.9)

Net change in cash and cash equivalents	—	43.8	—	(10.6)	33.2
Cash and cash equivalents at beginning of period	—	96.6	—	49.7	146.3

Cash and cash equivalents at end of period	$—	$140.4	$—	$39.1	$179.5

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—	$—	$2.1	$2.1

Interest	$—	$24.2	$—	$—	$24.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

Overview

During 2006, we will continue to focus on power products. Our power product revenue has grown from just 15% of total sales in fiscal year 1997 to 78% of total sales in the first quarter of fiscal year 2006, making us the top supplier of power semiconductors in the world. We have a wide portfolio of products that leverage expertise in both analog and discrete power technologies, as well as products that provide our customers with an integrated total power management solution in a single, multi-chip module package.

At the beginning of 2006, we changed the titles of our operating segments to align them with the way management runs the company. The new segment titles are Functional Power and Analog Products, which management previously referred to as Power Discrete and Power Analog, respectively, and Standard Products, which did not change. These title changes had no impact on our segment reporting.

Our primary business goal for 2006 is to improve the value of our product mix to drive higher margins and improve our profitability and return on investment. During 2006, we will focus on improving the quality of our business and raising gross margins by managing product mix more selectively and increasing the mix of our more proprietary, higher margin new products, while also discontinuing outdated and low margin products. One element of this approach is to hold annual capital expenditures to 6 to 8% of sales. Our percentage of capital expenditures to sales for the first quarter of 2006 was 5.6% compared to 8.1% in the first quarter of 2005. By limiting our capital spending for additional capacity, we are forced to aggressively manage product mix in order to free up capacity for higher margin, faster growing products and drive discipline into our production.

During 2005, we focused primarily on distribution resale rather than sales into the distribution channel. During 2006, we will continue to actively manage both our internal and distribution inventories by continuing our focus on channel sell through, or end-market demand, while constraining our factory output and shipments. As a result of our efforts, we maintained distribution inventory on hand at approximately 11 weeks in the first quarter of 2006 as compared to more than 16 weeks in the first quarter of 2005. In the first quarter of 2006, our internal inventory increased $13.1 million from the fourth quarter of 2005 and inventory turns decreased to 5.0 times, but decreased by $43.3 million compared to the first quarter of 2005, when turns were 4.3 times.

Gross margins, operating margins and inventory turns continue to be key indices that both senior management and our investors utilize to measure our financial performance. Another key performance indicator we use is days sales outstanding (DSO). In the first quarter of 2006, DSO was 35 days compared to 41 days in the first quarter of 2005 and 32 days in the fourth quarter of 2005.

In the first quarter of 2006, we recorded $5.3 million in stock-based compensation expense. Approximately $0.7 million, $1.0 million and $3.6 million were included in cost of goods sold, research and development, and selling, general and administrative expense, respectively. We also capitalized $0.8 million into inventory. Included in the total $6.1 million of stock-based compensation in the first quarter of 2006 is $1.9 million that would have been recorded under SFAS 123 even if SFAS 123(R) had not been adopted.

We continue to follow our “asset-light” investment strategy for many of our standard products, which typically have lower gross margins and lower or negative long-term sales growth potential. Through this strategy we are gradually transferring the manufacturing for these mature products to third party subcontractors, where appropriate, thereby allowing our own manufacturing facilities to focus on building higher-growth, higher-margin and more proprietary products. We believe that by following this long term “asset-light” approach for mature products, we will improve our return on invested capital and lessen our exposure to falling prices on commodity products during industry downturns.

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

The first quarter of 2006 included 14 weeks compared to 13 weeks for all other quarters presented.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended
	April 2,		March 27,
	2006		2005
	(Dollars in millions)

Total revenues	$409.5	100%	$362.8	100%
Gross profit	122.5	30%	83.8	23%
Operating expenses:
Research and development	26.2	6%	19.0	5%
Selling, general and administrative	60.0	15%	47.4	13%
Amortization of acquisition-related intangibles	5.9	1%	6.1	2%
Restructuring and impairments	—	0%	4.1	1%
Gain on sale of product line, net	(3.2)	(1)%	—	0%
Reserve for potential settlement losses	—	0%	—	0%

Total operating expenses	88.9	22%	76.6	21%
Operating income	33.6	8%	7.2	2%
Interest expense	11.3	3%	13.3	4%
Interest income	(5.4)	(1)%	(3.2)	(1)%
Other (income) expense	—	0%	23.9	7%

Income (loss) before income taxes	27.7	7%	(26.8)	(7)%
Provision (benefit) for income taxes	1.1	0%	(16.4)	(5)%

Net income (loss)	$26.6	6%	$(10.4)	(3)%

Total Revenues.  Total revenues for the first three months of 2006 increased $46.7 million, or 13%, as compared to the same period in 2005. The increase was seen across all segments, particularly Functional Power, which accounted for more than half the increase (or $31.2 million). Included in revenue during the first quarter of 2006 was an additional week as compared to 2005. Overall, increases in unit volumes contributed 27% of the increase, offset by decreases in average selling prices of 14%.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore and excludes Korea) for the three months ended April 2, 2006 and March 27, 2005.

	Three Months Ended
	April 2,	March 27,
	2006	2005

United States	10%	10%
Other Americas	3	2
Europe	12	11
China	24	23
Taiwan	21	21
Korea	15	18
Other Asia/Pacific	15	15

Total	100%	100%

The decrease in our Korean percentage of sales is due to slower than expected sales, which we anticipate will begin to increase in future quarters as we shift our strategic focus away from traditional color televisions to ultra portable handsets and other high power products.

Gross Profit.  The increase in gross profit for the first quarter of 2006 as compared to 2005 was driven by 31% higher unit volumes, increased factory utilization, improved product mix and approximately $15 million lower depreciation expense partially offset by higher bonus expense. Gross profit as a percentage of sales for the first quarter of 2006 was 29.9%. Included in gross profit in the first quarter of 2006 is $0.7 million of stock-based compensation expense, which is included in our “Other” reportable segment.

Stock-Based Compensation Expense.  On December 26, 2005 (first day of fiscal 2006), we adopted SFAS 123(R) using the modified prospective application method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. Under the modified prospective application method, stock-based compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based awards granted prior to but not yet vested as of December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method of adoption, the company’s results of operations and financial position for prior periods have not been restated.

Compensation cost for options is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make several assumptions, two of which are expected volatility and expected life. In light of SFAS 123(R), we have reevaluated the assumptions used in estimating the fair value of employee options granted. Based on this reevaluation, we have revised our methodology for estimating volatility and expected life effective beginning in the third quarter of 2005. For expected volatility, we evaluated historical volatility and determined that using historical volatility is the most appropriate approach. As options in our stock are not actively traded, we determined that utilizing an implied volatility factor would not be appropriate. We calculated historical volatility for the period that is commensurate with the option’s expected term assumption. For expected term, we evaluated terms based on history and exercise patterns across our demographic population to determine a reasonable assumption. We estimated these assumptions considering the guidance in SFAS 123(R) and SAB 107 and determined that the assumptions used effective in the third quarter of 2005 are appropriate estimates of our expected volatility and expected life.

In the first quarter of 2006, we recognized $5.3 million of stock-based compensation expense. We also capitalized $0.8 million of stock-based compensation expense into inventory for the first quarter of 2006. Included in total stock-based compensation costs of $6.1 million is $1.9 million relating to DSUs, RSUs and PUs that would have been recorded under SFAS 123 even if SFAS 123(R) had not been adopted. The adoption of SFAS 123(R) impacted diluted earnings per share for the first quarter of fiscal 2006 by $0.03. We expect stock-based compensation expense to be between $6.0 million and $7.0 million per quarter for the remainder of 2006.

As of April 2, 2006, the total stock-based compensation cost related to unvested awards not yet recognized in the statement of operations was $19.6 million for options, $3.9 million for DSUs, $4.3 million for RSUs and $13.8 million for PUs. The related weighted average remaining recognition period (in years) was 1.7 for options, 1.3 for DSUs, 2.3 for RSUs and 2.9 for PUs.

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation awards using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense was recognized when the exercise price of the company’s stock options equaled the fair market value of the underlying stock at the date of grant. Instead, we disclosed in a footnote the effect on net income (loss) and net income (loss) per share as if the company had applied the fair value based method of SFAS 123, to record the expense.

Prior to the adoption of SFAS 123(R), we recognized expense over the service period for each separately vesting tranche for the pro forma footnote disclosures required by SFAS 123. The company switched to a straight-line attribution method on December 26, 2005 for all grants that include only service conditions. Due to the performance criteria associated with our performance units, our performance units will be expensed over the service period for each separately vesting tranche. The expense associated with the unvested portion of the pre-adoption PU grants will continue to be expensed over the service period for each separately vesting tranche.

In recent years we have shifted our equity compensation program to one that is more performance-based, and have moved from using primarily stock option awards to a combination of stock options, RSUs and PUs. By making this shift we are able to strengthen our “pay for performance” philosophy by linking equity and variable cash compensation to visible, corporate financial goals, while at the same time reducing our future equity compensation expense.

On February 18, 2005, we announced the acceleration of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $19.50 or higher. Options to purchase approximately 6 million shares of our common stock became exercisable as a result of the vesting acceleration. Based on our closing stock price of $16.15 on February 18, 2005, none of these options had economic value on the date of acceleration. In connection with the modification of the terms of these options to accelerate their vesting, approximately $33.1 million, on a pre-tax basis, was included in the pro forma net income (loss) table for 2005, representing the remaining unamortized value of the impacted, unvested options just prior to the acceleration. Because the exercise price of all the modified options was greater than the market price of the company’s underlying common stock on the date of their modification, no compensation expense was recorded in the statement of operations in accordance with APB Opinion 25. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize remaining unrecognized non-cash compensation expense as measured under SFAS 123(R) as the future expense associated with these options would have been disproportionately high compared to the economic value of the options as of the date of modification. As a result of the acceleration, we estimate that non-cash stock option expense in accordance with SFAS 123(R), was reduced by approximately $12 million in 2006, $4 million in 2007 and $1 million in 2008 on a pre-tax basis.

See Note 2 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report for further information regarding our adoption of SFAS 123(R).

Operating Expenses.  Research and development (R&D) expenses were slightly higher as a percentage of sales for the first quarter of 2006, as compared to 2005, which is in line with our strategic decision to increase our focus on R&D as we develop new products. Included in R&D in the first quarter of 2006 is $1.0 million of stock-based compensation expense. Selling, general and administrative (SG&A) expenses increased as a percentage of sales for the first quarter of 2006, as compared to 2005. The increase in SG&A was the result of increased bonus accruals of approximately $2.3 million, increased legal costs of approximately $2.0 million associated with on-going litigation, and increased stock-based compensation expense of $3.6 million as discussed in the Stock-Based Compensation Expense section above.

The decrease in amortization of acquisition-related intangibles is due to certain intangibles becoming fully amortized during the second quarter of 2005. In addition, amortization decreased due to the $1.6 million developed technology impairment loss recorded in the third quarter of 2005.

The first quarter of 2006 included a net gain of $3.2 million on the sale of the LED lamps and displays product lines.

In order to better align our cost structure with our revenues, we continually consider the rationalization of both our manufacturing operations and our workforce levels. There were no restructuring and impairment charges in the first quarter of 2006. Related restructuring and impairment charges were recorded in the first quarter of 2005.

In the first quarter of 2005, we recorded restructuring charges of $4.1 million related to our 2005 Infrastructure Realignment Program. This charge includes $3.9 million in employee separation costs, $0.5 million in office closure costs, and a $0.3 million reserve release associated with the 2004 Infrastructure Realignment Program.

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

Interest Expense.  Interest expense decreased $2.0 million in the first quarter of 2006, as compared to 2005. We had gross interest expense savings of $4.8 million related to the paydown of our 10 1/2% Notes on February 13, 2005. These savings were offset by an increase in interest paid on our term loan resulting from the $150 million increase in the variable rate term loan, which was used to paydown the 10 1/2% Notes, as well as rising interest rates on the variable rate loan during 2006. In addition, there was $0.9 million of additional interest expense due to the extra week in the first quarter of 2006.

Interest Income.  The increase in interest income in the first quarter of 2006, as compared to 2005, is due to improved rates of return earned on cash and short-term marketable securities. In addition, there was approximately $0.4 million of additional interest income due to the extra week in the first quarter of 2006.

Other Expense.  The first quarter of 2005 included $23.9 million for costs associated with the redemption of our 10 1/2% Notes. These costs included $18.5 million for the call premium and other transaction fees and a $5.4 million non-cash write off of deferred financing fees.

Income Taxes.  Income tax provision (benefit) for the first three months of 2006 was $1.1 million of tax expense on income before taxes of $27.7 million, as compared to $(16.4) million of a tax benefit on loss before taxes of $26.8 million, for the comparable period of 2005.

The effective tax rate for the first quarter of 2006 was 3.8% which includes an underlying effective tax rate of 16.6% coupled with net tax benefits of $3.5 million as a result of finalization of certain tax filing and audit outcomes. The effective tax rate for the first quarter of 2005 was (61)% which includes an underlying effective tax rate of 10.2% in foreign jurisdictions coupled with net tax benefits associated with approximately $49 million of U.S. based losses. Because a full valuation allowance was established during the second quarter of 2005 for U.S. taxes and continues to be maintained, no tax benefit or expense is reflected in the tax rates for the first quarter of 2006. Additionally, beginning in the first quarter of 2006, we began to record taxes based on a reduced rate of 6.1% for operating results in Korea, whereas this rate was 0% for 2005 due to the phase out of our tax holiday in this country.

Changes in the location of taxable income and losses could result in significant changes in the effective tax rate.

Reportable Segments.

The following table presents comparative disclosures of revenue and gross profit of our reportable segments.

	Three Months Ended
	April 2,				March 27,
	2006				2005
			Gross	Operating			Gross	Operating
	Revenue	% of Total	Profit %	Income (Loss)	Revenue	% of Total	Profit %	Income (Loss)
	(Dollars in millions)

Functional Power	$235.8	57.6%	30.3%	$26.6	$204.6	56.4%	25.6%	$15.3
Analog Products	82.1	20.0%	40.3%	3.5	70.3	19.4%	22.3%	(6.3)
Standard Products	91.6	22.4%	20.4%	5.6	87.9	24.2%	17.9%	2.3
Other(1)	—	0.0%	(0.2)%	(2.1)	—	0.0%	0.0%	(4.1)

Total	$409.5	100.0%	29.9%	$33.6	$362.8	100.0%	23.1%	$7.2

(1)	Gross profit as a percent of sales includes $0.7 of stock-based compensation expense. Operating loss includes $5.3 million of stock-based compensation expense and a $(3.2) million gain on the sale of a product line for the first quarter of 2006. Operating loss includes $4.1 million of restructuring expense in the first quarter of 2005.

Functional Power

Functional Power revenues increased approximately 15% in the first three months of 2006, compared to the same period of 2005. The first quarter of 2006 includes 14 weeks compared to 13 weeks in the first quarter of 2005. An increase in unit volumes grew revenues 25%, offset by a decline in average selling prices of 10%. The increased unit volumes were primarily due to an increase in sales of our low voltage products, with unit volumes growing 28%. Revenue increases in low voltage unit volumes were partially offset by decreases in low voltage average selling prices due to price erosion and mix changes. We also saw continued growth relating to the technology in our PowerTrench® III, PowerTrench® IV and SPMtm products and expect this trend to continue throughout fiscal 2006. Gross profits increased due to higher unit volumes, improved factory utilization, and lower depreciation expenses, offset by the unfavorable impact of price erosion, inventory adjustments and higher freight expenses.

Functional Power had operating income of $26.6 million in the first three months of 2006, compared to $15.3 million for the comparable period of 2005. The increase in operating income was due to higher gross profits partially offset by higher R&D and SG&A expenses. R&D expenses increased as a percentage of sales as we continue our focus on new products. SG&A expenses increased mainly due to increased bonus accruals and spending to support our continued growth in fiscal 2006. Acquisition amortization decreased due to certain intangibles becoming fully amortized in the second quarter of 2005 and the impairment of developed technology in the third quarter of 2005.

Analog Products

Analog Products revenues increased approximately 17% in the first three months of 2006, as compared to the same period of 2005. The first quarter of 2006 includes 14 weeks compared to 13 weeks in the first quarter of 2005. Unit volumes increased revenues 25%, while decreases in average selling prices reduced revenue by 8%. The increase in unit volumes was due to continued strength in analog switches and the ramp up of our uSerDes and our low cost video filter families. System power revenue also increased, driven largely by the computing segment. Lastly, strong performance by our Green FPStm products was offset by declining motor revenues as we exit this low margin business. The decrease in average selling prices was driven by some price erosion. Gross profit increased due to higher volumes, improved inventory management, better product mix of higher margin products, lower depreciation expenses and higher factory utilization rates.

Analog products had operating income (loss) of $3.5 million in the first three months of 2006, compared to $(6.3) million for the comparable period in 2005. The increase in operating income was due to higher gross profit, partially offset by higher R&D and SG&A expenses. R&D expenses increased due to continued investment in developing differentiated, high value products leveraging our expertise across product, process and package development. In addition, higher bonus accruals contributed to the increase. SG&A expenses increased primarily due to higher bonus accruals. Acquisition amortization decreased due to certain intangibles becoming fully amortized the second quarter of 2005.

Standard Products

Standard Products revenues increased approximately 4% in the first three months of 2006, compared to the same period of 2005. The first quarter of 2006 includes 14 weeks compared to 13 weeks in the first quarter of 2005. Increases in unit volumes grew revenues by 35%, while decreases in average selling prices reduced revenue 31%. The increase in unit volumes was driven by stronger demand, specifically for our SDT and logic products, offset by declines in optoelectronics and foundry products. The decrease in average selling prices was due to pricing pressures. In addition, during the first quarter of 2006 we sold our LED lamps and displays product line, which resulted in a decrease of $6.7 million in the first quarter of 2006, as compared to the first quarter of 2005. We anticipate that Standard Products as a percentage of total revenue will continue to decrease, as our strategic focus shifts to the Analog Products and Functional Power segments. While we anticipate revenues will continue to decline as a percentage of our total revenues, our strategy is to manage Standard Products more selectively, while maintaining or increasing our margins in this business. Gross profits, excluding the effect of the sale of the LED product line, which was approximately $0.9 million, increased due to lower costs, lower depreciation expense and improved factory utilization.

Standard Products had operating income of $5.6 million in the first three months of 2006, compared to $2.3 million for the comparable period of 2005. The increase in operating income was primarily due to higher gross profit. R&D expenses decreased slightly due to the elimination of the LED lamps and displays product line sale. SG&A expenses were roughly flat due to increased bonus accruals offset by decreases in costs due to the LED lamps and displays divestiture. Acquisition amortization decreased due to certain intangibles becoming fully amortized in the second quarter of 2005.

Liquidity and Capital Resources

We have a borrowing capacity of $180.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At April 2, 2006, after adjusting for outstanding letters of credit we had up to $179.1 million available under this senior credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $18.4 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.

Our senior credit facility, which includes the $450 million term loan and the $180 million revolving line of credit, the indenture governing our 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum senior leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At April 2, 2006, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures over the next twelve months. We had capital expenditures of $23.0 million in the first three months of 2006.

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

As of April 2, 2006, our cash and cash equivalents were $335.6 million, an increase of $4.9 million from December 25, 2005. As of April 2, 2006, our short-term and long-term marketable securities totaled $186.3 million and $13.7 million, respectively, an increase of $3.8 million and a decrease of $19.0 million, respectively, as compared to December 25, 2005. Included in the short-term marketable securities are auction rate securities in which we invest to help maintain liquidity. These securities have long-term underlying maturities, but are sold in a market which is highly liquid with interest rates reset through an auction process every 7, 28, or 35 days. Our intent is to not hold these underlying securities to maturity but to take advantage of this interest rate reset feature and active auction process to provide short-term liquidity for the company at advantageous yields when compared to cash equivalents. As of April 2, 2006, we held $95.7 million of auction rate securities, a decrease of $5.9 million from December 25, 2005.

During the first three months of 2006, our cash provided by (used in) operations was $3.0 million compared to $(33.0) million in the comparable period of 2005. The following table presents a summary of net cash provided by (used in) operating activities during the first quarter of 2006 and 2005, respectively.

	Three Months Ended
	April 2,	March 27,
	2006	2005
	(In millions)

Net income (loss)	$26.6	$(10.4)
Depreciation and amortization	28.3	43.7
Non-cash stock-based compensation	5.3	4.6
Deferred income taxes, net	0.8	(13.1)
Other, net	(2.1)	6.3
Change in other working capital accounts	(55.9)	(64.1)

Cash provided by (used in) operating activities	$3.0	$(33.0)

The change in cash provided by operating activities was primarily due to an increase in net income of $37.0 million. The changes in the working capital accounts were primarily driven by a reduction of payments made on operating accruals during the first quarter of 2006 as compared to the first quarter of 2005. This was partially offset by payments made in the first quarter of 2006 on accruals relating to litigation settlements.

Cash provided by (used in) investing activities during the first three months of 2006 totaled $(1.9) million compared to cash provided of $262.1 million for the comparable period of 2005. The decrease primarily results from reduced purchases of marketable securities, offset by reduced sales of marketable securities.

Cash provided by financing activities of $3.8 million for the first three months of 2006 was primarily due to the increase of proceeds from the exercise of stock options. Cash used in financing activities of $195.9 million for the first three months of 2005 was primarily due to the repayment of the company’s 10 1/2% Notes, net of the issuance of long-term debt.

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

Policy on Business Outlook Disclosure and Quiet Periods

It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The business outlook below is consistent with the business outlook included in our April 20, 2006 press release announcing first quarter results. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the business outlook is not updated to reflect management’s current expectations. The quiet period for the second quarter of 2006 will be from June 17, 2006 until July 20, 2006 when we plan to release our second quarter 2006 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations for the quarter in question.

Outlook

We expect second quarter revenues to be flat to down 3% sequentially as we return to a 13 week second quarter from the 14 week first quarter of 2006. We enter the second quarter with a stronger backlog position than a quarter ago which, coupled with continuing capacity additions, should allow us to sequentially increase our daily ship rates from less than $4.2 million per day in the first quarter to more than $4.4 million per day in the second quarter of 2006. We forecast gross margins to increase about 50 — 100 basis points sequentially due to expected improvements in our product mix and slightly better utilization.

Looking forward to the rest of 2006 and 2007, we expect to continue growing sales for our analog and power discrete products at or above the market rate while maintaining our right control of channel and internal inventories. We believe the combination of profitable sales growth and improved product mix through more new products and less low margin commodity business will allow us to make continued steady progress towards our next goal of mid-30% gross margins. We expect operating expenses to remain flat with the first quarter as we selectively fund new product development opportunities while rigorously controlling infrastructure costs. Our underlying effective tax rate for 2006 is expected to remain at approximately the same level as the first quarter 2006. It is important to note that effective tax rates can vary as the regional distribution of income shifts during the year. We are forecasting our stock based compensation expense to be in the $6 — 7 million per quarter range for the rest of 2006.

Recently Issued Financial Accounting Standards

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements 133, Accounting for Derivative Instruments and Hedging Activities, and 140,

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is intended to improve the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. This statement is effective for all financial instruments acquired or issued after the beginning of fiscal years that begin after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements — an Amendment of APB Opinion 28, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS 151, Inventory Costs. This statement amends the guidance in Accounting Research Bulletin (ARB) 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material affect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International’s annual report on Form 10-K for the year ended December 25, 2005 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 44 of the Form 10-K. There were no material changes in the information we provided in our Form 10-K during the period covered by this Quarterly Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of April 2, 2006, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our own internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. In January 2005, we were named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. We believe we have strong defenses against Lucent’s claims and intend to vigorously defend the lawsuit.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. On December 29, 2005, we settled a lawsuit filed against us and three of our distributors by Alcatel Canada Inc. in the Ontario Superior Court of Justice, alleging breach of contract, negligence and other claims and claiming damages allegedly caused by our products containing the mold compound. We have also resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and $6.9 million in the fourth quarter of 2005. These estimates were based upon current assessments of the potential liability using an analysis of the claims and our historical experience in defending and/or resolving these claims. At April 2, 2006 and December 25, 2005, the reserve for estimated potential settlement losses was $5.8 million and $17.2 million, respectively. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. (POWI) in the United States District Court for the District of Delaware. The complaint filed by POWI alleges that certain of our pulse width modulation (PWM) integrated circuit products infringe four of POWI’s U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling, offering for sale or importing the allegedly infringing products as well as money damages for the alleged past infringement. We have analyzed the POWI patents in light of our products and, based on that analysis, we do not believe our products violate POWI’s patents and, accordingly, are vigorously contesting this lawsuit. We expect the case to go to trial in 2006 or early 2007. Should we lose the lawsuit, we expect the monetary damages would be immaterial to our consolidated statement of operations. However, it could adversely impact our ability to sell products found to be infringing, either directly or indirectly in the U.S.

In a separate action, we filed a lawsuit on April 11, 2006, against POWI in the United States District Court for the Eastern District of Texas. The lawsuit asserts that POWI’s PWM products infringe U.S. Patent No. 5,264,719. Intersil Corporation owns U.S. Patent No. 5,264,719, for High Voltage Lateral Semiconductor Devices, and is a co-plantiff with us in the lawsuit. We have held license rights under the patent since 2001 and more recently secured exclusive rights to assert the patent against Power Integrations. We intend to take all possible steps to seek a court order to stop POWI from making, using, selling, offering for sale or importing the infringing products into the U.S and to obtain monetary damages for POWI’s infringing activities.

On December 30, 2004, our wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by ZTE Corporation, a communications equipment manufacturer, in Guangdong Higher People’s Court in Guangzhou, People’s Republic of China. The complaint filed by ZTE alleges that certain of our products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 CNY as damages (equivalent to approximately $8.2 million USD based on exchange rates at April 2, 2006). We contested the lawsuit in a trial held on October 20, 2005. The court’s decision is pending and we are unable to predict when a decision will be reached. We continue to deny the allegations in the lawsuit.

From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.	Business Risks

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. This description includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and financial condition.

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

The semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. Beginning in the fourth quarter of 2000 and continuing into 2003, we and the rest of the semiconductor industry experienced backlog cancellations and reduced demand for our products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. Although we believe the low point of this most recent cycle occurred in the third quarter of 2001, the semiconductor industry did not experience a recovery in orders until 2003. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. For example, in 2002, we sold approximately 7% more units than in 2001, yet our revenues were essentially unchanged. And, in 2003 we sold approximately the same number of units as in 2002, while at the same time experiencing revenue declines due to price decreases. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products, and our efforts to reduce excess inventories that may have built up as a result of any of these factors. The markets for our products depend on continued demand for consumer electronics such as personal computers, cellular telephones, and digital cameras, and automotive, household and industrial goods. These end user markets may experience changes in demand that could adversely affect our prospects.

We may not be able to develop new products to satisfy changing demands from customers.

Our failure to develop new technologies, or react to changes in existing technologies, could materially delay development of new products, which could result in decreased revenues and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. New products often command higher prices and, as a result, higher profit margins. We may not successfully identify new product opportunities and develop and bring new products to market or succeed in selling them into new customer applications in a timely and cost-effective manner. Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive. Many of our competitors are larger, older and well established international companies with greater engineering and research and development resources than us. A fundamental shift in technologies in our product markets that we fail to identify correctly or adequately, or that we fail to capitalize on, in each case relative to our competitors, could have material adverse effects on our competitive position within the industry. In addition, to remain competitive, we must continue to reduce die sizes, develop new packages and improve manufacturing yields. We cannot assure you that we can accomplish these goals.

If some original equipment manufacturers do not design our products into their equipment, our revenue may be adversely affected.

The success of our products often depends on whether original equipment manufacturers (OEMs), or their contract manufacturers, choose to incorporate or “design in” our products, or identify our products, with those from a limited number of other vendors, as approved for use in particular OEM applications. Even receiving “design wins” from a customer does not guarantee future sales to that customer. We may be unable to achieve these “design wins” due to competition over the subject product’s functionality, size, electrical characteristics or other aspect of its design, price, or due to our inability to service expected demand from the customer or other factors. Without design wins, we would only be able to sell our products to customers as a second source, if at all. If an OEM designs another supplier’s product into one of its applications, it is more difficult for us to achieve future design wins with that application because, for the customer, changing suppliers involves significant cost, time, effort and risk. In addition, achieving a design win with a customer does not ensure that we will receive significant revenue from that customer and we may be unable to convert design into actual sales.

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

Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of intellectual property infringement and litigation regarding patent and other intellectual property rights. From time to time, we may be notified of claims (often implicit in offers to sell us a license to another company’s patents) that we may be infringing patents issued to other companies, and we may subsequently engage in license negotiations regarding these claims. Such claims relate both to products and manufacturing processes. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been and are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. For example, since October 2004, we have been in litigation with POWI in the United States District Court for the District of Delaware. POWI alleges that some of our PWM integrated circuit products infringe four of POWI’s U.S. patents. We do not believe our products violate POWI’s patents and are vigorously contesting the lawsuit. See “Legal Proceedings”. Our involvement in this lawsuit and future intellectual property litigation, or the costs of avoiding or settling litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged products or technologies and diverting the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. We may decide to settle patent infringement claims or litigation by purchasing license rights from the claimant, even if we believe we are not infringing, in order to reduce the expense of continuing the dispute or because we are not sufficiently confident that we would eventually prevail. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

Approximately 66% of our sales are made to distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.

Distributors accounted for 66% of our net sales for the quarter ended April 2, 2006. Our top five distributors worldwide accounted for 18% of our net sales for the quarter ended April 2, 2006. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

If we must reduce our use of options and other equity awards, our competitiveness in the employee marketplace could be adversely affected. Our results of operations could vary as a result of the methods, estimates and judgments we use to value our stock-based compensation.

Like most technology companies, we have a history of using broad-based employee stock option programs to recruit and retain our workforce in a competitive employment marketplace. Although we have reduced our use of traditional stock options in the past several years in favor of deferred stock units, restricted stock units and performance-based equity awards, we still use stock options and expect to continue to use them as one component of our stock-based compensation program. As a result, our success will depend in part upon the continued use of stock options as a compensation tool. We plan to seek stockholder approval for increases in the number of shares available for grant under the Fairchild Semiconductor Stock Plan as well as other amendments that may be adopted from time to time which require stockholder approval. If these proposals do not receive stockholder approval, we may not be able to grant stock options and other equity awards to employees at the same levels as in the past, which could adversely affect our ability to attract, retain and motivate qualified personnel, and we may need to increase cash compensation in order to attract, retain and motivate employees, which could adversely affect our results of operations.

In addition, we implemented SFAS 123(R) in our first quarter of 2006. This resulted in $0.03 lower reported earnings per share, which could negatively affect our future stock price. The impact of SFAS 123(R) could also negatively affect our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

The calculation of stock-based compensation expense under SFAS 123(R) requires us to use valuation methodologies and a number of estimates, assumptions and conclusions regarding matters such as the expected volatility of our share price, the expected life of our options, the expected dividend rate with respect to our common stock, expected forfeitures and the exercise behavior of our employees. See the Stock-Based Compensation Expense section of Item 2 of this report for further information. There are no means, under applicable accounting principles, to compare and adjust this expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of stock-based awards. Certain factors may arise over time that lead us to change our estimates and assumptions with respect to future stock-based compensation, resulting in variability in our stock-based compensation expense over time. Changes in forecasted stock-based compensation expense could impact our gross margin percentage, research and development expenses, marketing, general and administrative expenses and our tax rate.

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

For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. In January 2005, we were named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. We believe we have strong defenses against Lucent’s claims and intend to vigorously defend the lawsuit.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. On December 29, 2005, we settled a lawsuit filed against us and three of our distributors by Alcatel Canada Inc. in the Ontario Superior Court of Justice, alleging breach of contract, negligence and other claims and claiming damages allegedly caused by our products containing the mold compound. We have also resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of

$11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and $6.9 million the fourth quarter of 2005. These estimates were based upon assessments of the potential liability using an analysis of the claims and historical experience. At April 2, 2006 and December 25, 2005, the reserve for estimated potential settlement losses was $5.8 million and $17.2 million, respectively. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

In a related action, we filed a lawsuit in August 2002 against the mold compound supplier, Sumitomo Bakelite Co., Ltd. and other related parties in California Superior Court for Santa Clara County, alleging claims for breach of contract, misrepresentation, negligence and other claims and seeking unspecified damages, including damages caused to our customers as a result of mold compound supplied by Sumitomo. Other manufacturers also filed lawsuits against Sumitomo relating to the same mold compound issue. On September 30, 2005, we agreed to settle the lawsuit against Sumitomo. We previously agreed to settle litigation against Amkor Technology, Inc., a co-defendant with Sumitomo.

Our international operations subject our company to risks not faced by domestic competitors.

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around world. Approximately 76% of our revenues in the first quarter of 2006 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 15% of our revenue for quarter ended April 2, 2006.

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

The transaction structure we used for the acquisition of the power device business is based on assumptions about the various tax laws, including income and withholding tax, and other relevant laws of foreign jurisdictions. In addition, our Korean subsidiary was granted a ten-year tax holiday under Korean law in 1999. The first seven years are tax-free, followed by three years of income taxes at 50% of the statutory rate. In 2000, the tax holiday was extended such that the exemption amounts were increased to 78% in the eighth year and a 28% exemption was added to the eleventh year. If our assumptions about tax and other relevant laws are incorrect, or if foreign taxing jurisdictions were to change or modify the relevant laws, or if our Korean subsidiary were to lose its tax holiday, we could suffer adverse tax and other financial consequences or lose the benefits anticipated from the transaction structure we used to acquire that business.

We have significantly expanded our manufacturing operations in China and, as a result, will be increasingly subject to risks inherent in doing business in China, which may adversely affect our financial performance.

In 2003, we completed the first phase of construction of an 800,000 square foot assembly and test facility in Suzhou, China, and in 2004 began implementing the second phase. The factory began production in July 2003 and is steadily increasing its output. Although we expect a significant portion of our production from this new facility will be exported out of China, especially initially, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. Our ability to operate in China may be adversely affected by changes in that country’s laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

We are subject to many environmental laws and regulations that could affect our operations or result in significant expenses.

Increasingly stringent environmental regulations restrict the amount and types of pollutants that can be released from our operations into the environment. While the cost of compliance with environmental laws has not had a material adverse effect on our results of operations historically, compliance with these and any future regulations could require significant capital investments in pollution control equipment or changes in the way we make our products. In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of liabilities and claims, regardless of fault, resulting from our use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials, including personal injury claims and civil and criminal fines, any of which could be material to our cash flow or earnings. For example:

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

We are a leveraged company with a ratio of debt to equity at April 2, 2006 of approximately 0.6 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At April 2, 2006, we had total debt of $644.4 million, and the ratio of this debt to equity was approximately 0.6 to 1. In June 2003, we entered into a new senior credit facility that included a $300 million term loan, the proceeds of which were used to redeem our 10 3/8% Senior Subordinated Notes due 2007, and a $180 million revolving line of credit. In January 2005, we increased the senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit, of which $179.1 million remained undrawn as of April 2, 2006, adjusted for outstanding letters of credit. The proceeds from the increased senior credit facility were used, together with approximately $216 million in cash, to redeem all our outstanding 10 1/2% Senior Subordinated Notes due 2009. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have important consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, as amended in January 2005, permits borrowings of up to $180.0 million in revolving loans under the line of credit, in addition to the outstanding $450 million term loan that is currently outstanding under that facility. As of April 2, 2006, adjusted for outstanding letters of credit, we had up to $179.1 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of April 2, 2006, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the first quarter of 2006. The following table provides information with respect to purchases made by the company of its own common stock.

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number of	Average	as Part of Publicly	of Shares That May yet be
	Shares (or Units)	Price Paid	Announced Plans	Purchased Under the Plans
Period	Purchased(1)	per Share	or Programs	or Programs

December 26, 2005 - January 29, 2006	—	$—	—	—
January 30, 2006 - February 26, 2006	110,000	18.12	—	—
February 27, 2006 - April 2, 2006	—	—	—	—

Total	110,000	$18.12	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Item 6.	Exhibits

Exhibit
No.	Description

10.01	Employment Agreement, dated February 27, 2006, between Fairchild Semiconductor Corporation and Mark S. Frey.
10.02	Restricted Stock Unit Agreement under the Fairchild Semiconductor Stock Plan dated February 27, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Frey.
10.03	Restricted Stock Unit Agreement under the Fairchild Semiconductor Stock Plan dated February 10, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Thompson.
10.04	Form of Restricted Stock Unit Agreement under the Fairchild Semiconductor Stock Plan.
14.01	Code of Business Conduct and Ethics (incorporated by reference from our current report on Form 8-K filed on January 31, 2006).
31.01	Section 302 Certification of the Chief Executive Officer.
31.02	Section 302 Certification of the Chief Financial Officer.
32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.
32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: May 12, 2006	By: /s/ Robin A. Sawyer Robin A. Sawyer Vice President, Corporate Controller (Principal Accounting Officer)