Form 10-Q
period 2006-07-02
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2006-08-09
CIK 1036960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.
Commission File Number: 001-15181
FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3363001 (I.R.S.Employer Identification No.)
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
Large Accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 2, 2006:

Title of Each Class	Number of Shares

Common Stock	122,512,793

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	July 2,	December 25,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$349.9	$330.7
Short-term marketable securities	164.3	182.5
Accounts receivable, net of allowances of $37.5 and $37.8 at July 2, 2006 and December 25, 2005, respectively	161.3	128.6
Inventories	230.7	200.5
Deferred income taxes, net of allowances of $37.4 and $35.8 at July 2, 2006 and December 25, 2005, respectively	5.9	3.3
Other current assets	33.9	28.9

Total current assets	946.0	874.5
Property, plant and equipment, net	641.6	635.0
Deferred income taxes, net of allowances of $174.4 and $178.3 at July 2, 2006 and December 25, 2005, respectively	1.4	—
Intangible assets, net	115.4	126.1
Goodwill	229.9	229.9
Long-term marketable securities	8.7	32.7
Other assets	31.8	30.1

Total assets	$1,974.8	$1,928.3

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2.8	$5.6
Accounts payable	121.7	95.2
Accrued expenses and other current liabilities	123.1	128.9

Total current liabilities	247.6	229.7
Long-term debt, less current portion	591.6	641.0
Deferred income taxes	33.1	33.5
Other liabilities	17.9	15.6

Total liabilities	890.2	919.8
Commitments and contingencies
Temporary equity — deferred stock units	1.4	—
Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,303.7	1,274.1
Accumulated deficit	(216.3)	(265.9)
Accumulated other comprehensive income (loss)	(0.3)	3.9
Less treasury stock (at cost)	(5.1)	(4.8)

Total stockholders’ equity	1,083.2	1,008.5

Total liabilities, temporary equity and stockholders’ equity	$1,974.8	$1,928.3

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
Total revenue	$406.3	$346.0	$815.8	$708.8
Cost of sales	281.3	277.1	568.3	556.1

Gross profit	125.0	68.9	247.5	152.7

Gross profit %	30.8%	19.9%	30.3%	21.5%

Operating expenses:
Research and development	26.3	19.5	52.5	38.5
Selling, general and administrative	60.3	47.5	120.3	94.9
Amortization of acquisition-related intangibles	5.8	6.1	11.7	12.2
Restructuring and impairments	—	3.9	—	8.0
Gain on sale of product line, net	(1.7)	—	(4.9)	—

Total operating expenses	90.7	77.0	179.6	153.6

Operating income (loss)	34.3	(8.1)	67.9	(0.9)

Interest expense	11.1	8.7	22.4	22.0
Interest income	(5.6)	(2.8)	(11.0)	(6.0)
Other expense	0.1	—	0.1	23.9

Income (loss) before income taxes	28.7	(14.0)	56.4	(40.8)

Provision for income taxes	5.7	191.3	6.8	174.9

Net income (loss)	$23.0	$(205.3)	$49.6	$(215.7)

Net income (loss) per common share:
Basic	$0.19	$(1.71)	$0.41	$(1.80)

Diluted	$0.18	$(1.71)	$0.40	$(1.80)

Weighted average common shares:
Basic	122.2	119.8	121.9	119.8

Diluted	124.6	119.8	124.3	119.8

     See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
Net income (loss)	$23.0	$(205.3)	$49.6	$(215.7)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(1.2)	0.9	(0.9)	2.1
Net amount reclassified to earnings for hedging	(0.2)	(0.1)	(0.7)	0.3
Net change associated with unrealized holding gain (loss) on marketable securities and investments	(1.8)	0.4	(2.6)	(0.3)
Net amount reclassified to earnings for marketable securities	—	—	—	0.1

Comprehensive income (loss)	$19.8	$(204.1)	$45.4	$(213.5)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	July 2,	June 26,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$49.6	$(215.7)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	57.0	87.4
Amortization of deferred compensation	—	1.2
Non-cash stock-based compensation expense	12.9	—
Non-cash restructuring and impairment expense	—	2.1
Loss on disposal of property, plant, and equipment	0.5	0.2
Non-cash vesting of equity awards	—	3.8
Non-cash financing expense	1.2	1.4
Deferred income taxes, net	1.1	175.4
Non-cash write off of deferred financing fees	—	5.4
Gain on sale of product line	(4.9)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(32.7)	10.8
Inventories	(29.2)	10.5
Other current assets	(10.5)	10.1
Current liabilities	20.7	(70.3)
Other assets and liabilities, net	0.2	1.4

Cash provided by operating activities	65.9	23.7

Cash flows from investing activities:
Purchase of marketable securities	(94.6)	(401.4)
Sale of marketable securities	116.8	663.2
Maturity of marketable securities	19.7	15.5
Capital expenditures	(56.6)	(55.7)
Purchase of molds and tooling	(0.7)	(1.0)
Acquisitions and divestitures, net of cash	5.4	—

Cash provided by (used in) investing activities	(10.0)	220.6

Cash flows from financing activities:
Repayment of long-term debt	(52.2)	(352.0)
Issuance of long-term debt	—	154.5
Proceeds from issuance of common stock and from exercise of stock options, net	20.9	5.7
Purchase of treasury stock	(4.0)	(4.0)
Debt issuance costs	(1.4)	(1.0)

Cash used in financing activities	(36.7)	(196.8)

Net change in cash and cash equivalents	19.2	47.5
Cash and cash equivalents at beginning of period	330.7	146.3

Cash and cash equivalents at end of period	$349.9	$193.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation
     The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 25, 2005. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 25, 2005. Certain amounts for prior periods have been reclassified to conform to the current presentation. The company’s results for the six months ended July 2, 2006 consists of 27 weeks, as compared to 26 weeks for the six months ended June 26, 2005. The additional week was in the company’s first quarter.
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
     On December 26, 2005 (first day of fiscal 2006), the company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation cost recognized in the six months ended July 2, 2006 include: (a) compensation cost for all share-based awards granted prior to but not yet vested as of December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method of adoption, the company’s results of operations and financial position for prior periods have not been restated.
     The company currently grants equity awards under two equity compensation plans – the Fairchild Semiconductor Stock Plan and the 2000 Executive Stock Option Plan. The company also maintains an employee stock purchase plan. In addition, the company has occasionally granted equity awards outside its equity compensation plans when necessary.
     Fairchild Semiconductor Stock Plan. Under this plan, executives, key employees, non-employee directors and certain consultants may be granted stock options, stock appreciation rights, restricted stock including restricted stock units (RSUs), performance units (PUs), deferred stock units (DSUs), and other stock-based awards. A total of 35,189,731 shares have been authorized for issuance under the plan. Of this number of shares, 3,500,000 may be granted in the form of “full-value awards,” namely awards that are other than stock options and stock appreciation rights, such as restricted stock, DSUs, RSUs and PUs. The maximum term of any option is ten years from the date of grant for incentive stock options and non-qualified stock options. Actual terms for outstanding non-qualified stock options generally range from eight years to ten years. Options granted under the plan are exercisable at the determination of the compensation committee, generally vesting ratably over four years. PUs are contingently granted depending on the achievement of certain predetermined performance goals. DSUs, RSUs and PUs entitle executives to receive one share of common stock for each DSU, RSU or PU issued. For RSUs and PUs, the settlement date is the vesting date. For DSUs, the settlement date is selected by the participant at the time of the grant. Grants of PUs generally vest under the plan over a period of three years, and DSUs and RSUs generally vest over a period of three or four years.

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
     Employee Stock Purchase Plan (ESPP). The company has maintained the Fairchild Semiconductor International, Inc. Employee Stock Purchase Plan since April 1, 2000. The ESPP has not been approved by stockholders. The ESPP authorizes the issuance of up to 4,000,000 shares of common stock in quarterly offerings to eligible employees at a price that is equal to 85 percent of the lower of the common stock’s market price at the beginning or the end of a quarterly calendar period. A participating employee may withdraw from a quarterly offering anytime before the purchase date at the end of the quarter, and obtain a refund of the amounts withheld through the employee’s payroll deductions.
     Equity Awards Made Outside Stockholder-Approved Plans. The company has granted equity awards representing a total of 690,000 shares outside its equity compensation plans. In 2006, the company granted 75,000 options, 20,000 RSUs and 40,000 PUs to Mark S. Frey, its Chief Financial Officer, all of which remain outstanding. In 2004, the company granted 200,000 stock options and 50,000 DSUs to Mark S. Thompson, its President and CEO, of which 37,500 DSUs and all options remain outstanding. In 2003, the company granted 325,000 DSUs to Kirk P. Pond, its former Chairman, President and CEO, none of which remain outstanding.
     On February 18, 2005, the company announced the acceleration of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $19.50 or higher. Options to purchase approximately 6 million shares of the company’s common stock became exercisable as a result of the vesting acceleration. Based upon the company’s closing stock price of $16.15 on February 18, 2005, none of these options had economic value on the date of acceleration. In connection with the modification of the terms of these options to accelerate their vesting, approximately $33.1 million, on a pre-tax basis, was included in the pro forma net income (loss) table for 2005, representing the remaining unamortized value of the impacted, unvested options just prior to the acceleration. Because the exercise price of all the modified options was greater than the market price of the company’s underlying common stock on the date of their modification, no compensation expense was recorded in the statement of operations in accordance with APB 25. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize remaining unrecognized non-cash compensation expense as measured under SFAS 123(R) as the future expense associated with these options would have been disproportionately high compared to the economic value of the options as of the date of modification. As a result of the acceleration, we estimate that non-cash stock option expense in accordance with SFAS 123(R) was reduced by approximately $12 million in 2006, $4 million in 2007 and $1 million in 2008 on a pre-tax basis.
     The following table presents a summary of the company’s stock options for the six months ended July 2, 2006.

	Six Months Ended
	July 2,
	2006
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(000’s)		(In years)	(In millions)
Outstanding at beginning of period	24,014	$19.29
Granted	1,847	18.45
Exercised	(1,448)	12.44
Forfeited	(241)	14.35
Expired	(550)	25.50

Outstanding at end of period	23,622	$19.55	5.4	$44.2

Exercisable at end of period	18,356	$20.52	5.0	$32.8

     The weighted average grant-date fair value for options granted during the six months ended July 2, 2006 and June 26, 2005 was $8.36 and $8.85, respectively.
     The following table presents a summary of the company’s DSUs for the six months ended July 2, 2006.

	Six Months Ended
	July 2,
	2006
		Weighted
		Average
		Grant-date
	Shares	Fair Value
Nonvested at beginning of period	799,190	$14.24
Granted	77,458	20.80
Vested	(504,301)	12.83
Forfeited	(12,969)	17.00

Nonvested at end of period	359,378	$17.54

     The weighted average grant-date fair value for DSUs granted during the six months ended June 26, 2005 was $14.97. The total fair value for DSUs vested during the six months ended July 2, 2006 and June 26, 2005 was $6.5 million and $1.4 million, respectively. The number, weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual term for DSUs vested and outstanding is 94,548 units, zero, $0.7 million and 2.0 years, respectively.
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
     The following table presents a summary of the company’s RSUs for the six months ended July 2, 2006.

	Six Months Ended
	July 2,
	2006
		Weighted
		Average
		Grant-date
	Shares	Fair Value
Nonvested at beginning of period	34,700	$16.41
Granted	257,674	18.50
Vested	—	—
Forfeited	(6,200)	16.45

Nonvested at end of period	286,174	$18.31

     The weighted average grant-date fair value for RSUs granted during the six months ended June 26, 2005 was zero as there were no RSUs outstanding as of June 26, 2005.
     The following table presents a summary of the company’s PUs for the six months ended July 2, 2006.

	Six Months Ended
	July 2,
	2006
		Weighted
		Average
		Grant-date
	Shares	Fair Value
Nonvested at beginning of period	—	$—
Granted (1)	860,194	18.47
Increase (decrease) for performance factors	—	—
Vested	—	—
Forfeited	(13,200)	18.51

Nonvested at end of period	846,994	$18.47

(1)	Represents the maximum potential award based on the 2006 fiscal year performance metric.
     The following table summarizes the total intrinsic value of awards exercised (i.e. the difference between the market price at exercise and the price paid by employees to exercise the award) for the six months ended July 2, 2006 and June 25, 2005, respectively.

	Six Months Ended
	July 2,	June 26,
	2006	2005
	Total Intrinsic	Total Intrinsic
	Value of Awards	Value of Awards
	Exercised	Exercised
	(In millions)
Options	$10.8	$1.4
DSUs	$9.2	$1.3
RSUs	$—	$—
     The company’s practice is to issue shares of common stock upon exercise or settlement of options, DSUs, RSUs and PUs from previously unissued shares and to issue shares in connection with the stock purchase plan from treasury shares. The company expects to repurchase approximately 550,000 shares in 2006 to satisfy stock purchase plan participation. For the three and six months ended July 2, 2006, $11.2 and $17.7 million of cash, respectively, was received from the exercises of stock-based awards.
Valuation and Expense Information under SFAS 123(R)
     The following table summarizes stock-based compensation expense under SFAS 123(R) by financial statement line, for the three and the six months ended July 2, 2006.

	Three Months Ended	Six Months Ended
	July 2,	July 2,
	2006	2006
	(In millions)
Cost of Sales	$1.7	$2.4
Research and Development	1.3	2.3
Selling, General and Administrative	4.6	8.2

	$7.6	$12.9

     The company also capitalized a net $0.1 million of stock-based compensation into inventory for the second quarter of 2006 and $0.9 million for the six months ended July 2, 2006. In addition, due to the U.S. income tax valuation allowance recorded by the company in the second quarter of 2005, the company did not recognize any tax benefit on U.S. based stock compensation expense in the second quarter of 2006 or the six months ended July 2, 2006. The income tax benefits from foreign tax jurisdictions was approximately $0.2 million for the second quarter of 2006 and approximately $0.3 million for the six months ended July 2, 2006.
     Included in total stock-based compensation costs of $7.7 million and $13.8 million for the second quarter and six months ended July 2, 2006, respectively, is $3.4 million and $5.3 million for the second quarter and six months ended July 2, 2006, respectively, of cost related to DSUs, RSUs and PUs that would have been included in expense under APB 25 even if the company had not adopted SFAS 123(R) in the first quarter of 2006.
     Prior to SFAS 123(R), the company calculated stock-based compensation expense (primarily deferred stock units and restricted stock units) for retirement eligible equity award recipients over the stated vesting period. Upon adoption of SFAS 123(R), the company changed its policy and now follows the requisite service period guidance for all new awards, which requires that compensation cost attributable to equity awards be recognized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The impact of this change in policy was immaterial for the second quarter and six months ended July 2, 2006.
     The following table summarizes total compensation cost related to nonvested awards not yet recognized and the weighted average period over which it is expected to be recognized at July 2, 2006.

	July 2,
	2006
	Unrecognized	Weighted
	Compensation	Average
	Cost for	Remaining
	Unvested	Recognition
	Awards	Period
	(In millions)	(In years)
Options	$20.8	1.6
DSUs	$4.8	1.4
RSUs	$4.6	2.1
PUs	$11.6	2.1
     The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, utilizing the guidance provided in SFAS 123(R) as well as SEC Staff Accounting Bulletin (SAB) 107.

Six Months Ended
July 2,
2006
Expected volatility	53.2%
Dividend yield	—
Risk-free interest rate	4.5%
Expected term, in years	3.9
Forfeiture rate	7.7%
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
     Forfeiture rate. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The company has applied an annual forfeiture rate of 7.7% to all unvested options and 1.5% to all unvested units as of July 2, 2006. This analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary.
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
     As discussed above, previous to December 26, 2005, the company accounted for stock-based compensation under APB 25 and related Interpretations. The following table illustrates the effect on net loss and net loss per common share for the three and six months ended June 26, 2005, as if the company had applied the fair value based method of SFAS 123 to record stock-based compensation expense.

	Three Months Ended	Six Months Ended
	June 26,	June 26,
	2005	2005
	(In millions, except per share data)
Net loss, as reported	$(205.3)	$(215.7)
Add: Stock compensation charge included in net loss determined under the intrinsic value method, net of tax	2.1	5.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(15.7)	(52.8)

Pro forma net loss	$(218.9)	$(263.5)

Loss per share:
Basic — as reported	$(1.71)	$(1.80)

Basic — pro forma	$(1.83)	$(2.20)

Diluted — as reported	$(1.71)	$(1.80)

Diluted — pro forma	$(1.83)	$(2.20)

     The fair values of options granted during the three and six months ended June 26, 2005 were estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

	Three Months Ended	Six Months Ended
	June 26,	June 26,
	2005	2005
Expected volatility	64.0%	64.0%
Dividend yield	—	—
Risk-free interest rate	4.0%	4.0%
Expected term, in years	6.0	6.0
Note 3 — Financial Statement Details

	July 2,	December 25,
	2006	2005
	(In millions)
Inventories
Raw materials	$29.7	$25.3
Work in process	137.2	126.4
Finished goods	63.8	48.8

	$230.7	$200.5

Property, plant and equipment
Land and improvements	$26.5	$32.0
Buildings and improvements	316.4	307.2
Machinery and equipment	1,388.0	1,341.8
Construction in progress	66.2	75.4

Total property, plant and equipment	1,797.1	1,756.4
Less accumulated depreciation	1,155.5	1,121.4

	$641.6	$635.0

Accrued expenses and other current liabilities
Payroll and employee related accruals	$65.2	$42.9
Accrued interest	2.3	7.6
Income taxes payable	19.0	30.2
Restructuring	1.4	4.9
Reserve for potential settlement losses	5.8	17.2
Other	29.4	26.1

	$123.1	$128.9

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

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
	(In millions, except per share data)
Basic:
Net income (loss)	$23.0	$(205.3)	$49.6	$(215.7)

Weighted average shares outstanding	122.2	119.8	121.9	119.8

Net income (loss) per share	$0.19	$(1.71)	$0.41	$(1.80)

Diluted:
Net income (loss)	$23.0	$(205.3)	$49.6	$(215.7)

Weighted average shares outstanding	122.2	119.8	121.9	119.8
Assumed exercise of common stock equivalents	2.4	—	2.4	—

Weighted-average common and common equivalent shares	124.6	119.8	124.3	119.8

Net income (loss) per share	$0.18	$(1.71)	$0.40	$(1.80)

Anti-dilutive common stock equivalents, non-vested stock, DSUs and RSUs	16.9	17.1	16.7	17.0

     In addition, the computation of diluted earnings per share did not include the assumed conversion of the senior subordinated notes because the effect would have been anti-dilutive. As a result, $2.7 and $5.5 million of interest expense was not added back to the numerator for the three and six months ended July 2, 2006, respectively. In addition, potential common shares of 6.7 million were not included in the denominator for all periods presented.
Note 5 — Supplemental Cash Flow Information

	Six Months Ended
	July 2,	June 26,
	2006	2005
	(In millions)
Cash paid, net for:

Income taxes	$16.9	$4.9

Interest	$25.7	$34.4

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
     The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity at July 2, 2006.

	Amortized	Market
	Cost	Value
	(In millions)
Due in one year or less	$85.7	$84.9
Due after one year through three years	8.9	8.7
Due after three years through ten years	—	—
Due after ten years	79.4	79.4

	$174.0	$173.0

Note 7 — Goodwill and Intangible Assets
     The following table presents a summary of acquired intangible assets.

		As of July 2, 2006		As of December 25, 2005
	Period of	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization	Amount	Amortization	Amount	Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	5—15 years	$225.6	$(116.4)	$225.6	$(108.1)
Customer base	8 years	55.8	(50.8)	55.8	(47.5)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	—	—	—
Trademarks and tradenames	4 years	24.9	(24.9)	24.9	(24.9)
Patents	4 years	5.4	(5.2)	5.4	(5.1)

Subtotal		343.1	(227.7)	342.1	(216.0)
Goodwill		229.9	—	229.9	—

Total		$573.0	$(227.7)	$572.0	$(216.0)

     During the second quarter of 2006, we acquired $1.0 million of assembled workforce as part of the company’s acquisition of the design team and certain assets of Orion Design Technologies (Orion) (see Note 12 for further information).
     The titles of our segments changed at the beginning of fiscal 2006. As a result, our newly-titled reporting units that carry goodwill include Functional Power, Analog Products and Standard Products (see Note 8 below for further information). No amounts were reclassified as a result of the change. The following table presents the carrying amount of goodwill by reporting unit.

	Analog	Functional	Standard
	Products	Power	Products	Total
	(In millions)
Balance as of July 2, 2006 and December 25, 2005	$15.5	$159.9	$54.5	$229.9
     During the six months ended July 2, 2006, there were no changes to the carrying amount of goodwill due to acquisitions or divestitures.
     The following table presents the estimated amortization expense for intangible assets for the remainder of 2006 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2006	$11.8
2007	18.5
2008	16.7
2009	16.7
2010	16.6
2011	12.3
Note 8 — Segment Information
     Effective December 26, 2005 (first day of fiscal year 2006), the company changed the titles of its operating segments to align the segment presentation with the way management runs the business. This change had no material impact on the historical financial results of the segments presented in this report. The company is currently organized into three reportable segments: Functional Power, Analog Products, previously known as Power Discrete and Power Analog, respectively, and Standard Products. Functional Power includes high voltage, low voltage, automotive and radio frequency (RF) products. Analog Products includes system power, power conversion, signal conditioning, switches and interface products. Standard Products includes optoelectronics lighting, standard linear, logic, standard diode and transistors (SDT) and foundry products.
     The following table presents selected operating segment financial information for the three and six months ended July 2, 2006 and June 26, 2005.

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
		(In millions)
Revenue and Operating Income (Loss):
Functional Power
Total revenue	$231.5	$193.1	$467.3	$397.7
Operating income	29.4	5.7	56.0	21.0

Analog Products
Total revenue	80.2	66.3	161.9	136.1
Operating income (loss)	0.2	(9.5)	3.5	(16.0)

Standard Products
Total revenue	94.6	86.6	186.6	175.0
Operating income (loss)	11.0	(0.4)	16.8	2.1

Other
Operating loss (1)	(6.3)	(3.9)	(8.4)	(8.0)

Total Consolidated
Total revenue	$406.3	$346.0	$815.8	$708.8
Operating income (loss)	$34.3	$(8.1)	$67.9	$(0.9)

(1)	Includes $7.6 million and $12.9 million of stock-based compensation expense in the three and six months ended July 2, 2006, respectively. Also includes a net gain of $1.7 million and $4.9 million on the sale of a product line in the three and six months ended July 2, 2006, respectively. In addition, included is $0.4 million of fees associated with the refinancing of the senior credit facility in the three and six months ended July 2, 2006. Includes $3.9 million and $8.0 million of restructuring in the three and six months ended June 25, 2005, respectively.

Note 9 — Restructuring and Impairments
     During the three and six months ended July 2, 2006, the company recorded no restructuring and impairment charges.
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
     The following tables present a summary of the activity in the company’s accrual for restructuring and impairment costs for the three and six months ended July 2, 2006 (in millions).

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	12/25/2005	Charges	Paid	Release	Items	4/2/2006

2004 Infrastructure Realignment Program:
Employee Separation Costs	$0.8	$—	$(0.2)	$—	$—	$0.6

2005 Infrastructure Realignment Program:
Employee Separation Costs	4.1	—	(2.4)	—	—	1.7

	$4.9	$—	$(2.6)	$—	$—	$2.3

	Accrual					Accrual
	Balance at	New	Cash	Reserve	Non-Cash	Balance at
	4/2/2006	Charges	Paid	Release	Items	7/2/2006

2004 Infrastructure Realignment Program:
Employee Separation Costs	$0.6	$—	$(0.4)	$—	$—	$0.2

2005 Infrastructure Realignment Program:
Employee Separation Costs	1.7	—	(0.5)	—	—	1.2

	$2.3	$—	$(0.9)	$—	$—	$1.4

     The company expects to complete payment of substantially all of the above restructuring accruals by the first quarter of 2007.
Note 10 — Derivatives
     The company uses derivative instruments to manage exposures to foreign currencies. In accordance with SFAS 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS 133), the fair value of these hedges is recorded on the balance sheet. Certain forecasted transactions are exposed to foreign currency risks. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Malaysian ringgit, Philippine peso, and Korean won. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.
     Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement 133, did not have a material impact on earnings for the six months ended July 2, 2006. No cash flow hedges were discontinued for the six months ended July 2, 2006. Two cash flow hedges were discontinued for the six months ended June 26, 2005. The $0.2 million favorable impact of terminating the hedges was recorded in earnings in accordance with SFAS 133.

     Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue is recognized. The company estimates that the entire $0.8 million of net unrealized derivative losses included in OCI will be reclassified into earnings within the next twelve months.
Note 11 — Contingencies
     From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. The company has been named in lawsuits relating to these mold compound claims. In January 2005, the company was named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by the company’s products. Lucent amended the lawsuit in the second quarter of 2006 to include a fraud claim against the company. The company believes it has strong defenses against Lucent’s claims and intends to vigorously defend the lawsuit.
     Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. The company has resolved similar claims with several of its leading customers. The company has exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, the company recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and an additional $6.9 million in the fourth quarter of 2005. These estimates were based upon assessments of the potential liability using an analysis of the claims and historical experience. At July 2, 2006 and December 25, 2005, the reserve for estimated potential settlement losses was $5.8 million and $17.2 million, respectively. The decrease in the reserve is due to settlement payments made during the first quarter of 2006. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur a liability in excess of the current reserve.
     On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. (POWI) in the United States District Court for the District of Delaware. The complaint filed by POWI alleges that certain of the company’s pulse width modulation (PWM) integrated circuit products infringe four of POWI’s U.S. patents, and seeks a permanent injunction preventing the company from manufacturing, selling, offering for sale or importing the allegedly infringing products as well as money damages for the alleged past infringement. The company has analyzed the POWI patents in light of our products and, based on that analysis, does not believe its products violate POWI’s patents and, accordingly, is vigorously contesting this lawsuit. The company expects the case to go to trial in 2006 or early 2007. Should the company lose the lawsuit, such result could have an adverse impact on the company’s ability to sell products found to be infringing, either directly or indirectly in the U.S.
     In a separate action, the company filed a lawsuit on April 11, 2006, against POWI in the United States District Court for the Eastern District of Texas. The lawsuit asserts that POWI’s PWM products infringe U.S. Patent No. 5,264,719. Intersil Americas owns U.S. Patent No. 5,264,719, for High Voltage Lateral Semiconductor Devices, and is a co-plaintiff with the company in the lawsuit. The company has held license rights under the patent since 2001 and more recently secured exclusive rights to assert the patent against Power Integrations. The company intends to take all possible steps to seek a court order to stop POWI from making, using, selling, offering for sale or importing the infringing products into the U.S. and to obtain monetary damages for POWI’s infringing activities.
     On December 30, 2004, the company’s wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by ZTE Corporation, a communications equipment manufacturer, in Guangdong Higher People’s Court in Guangzhou, People’s Republic of China. The complaint filed by ZTE alleges that certain of the company’s products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 CNY as damages (equivalent to approximately $8.2 million USD based on exchange rates at July 2, 2006). The company contested the lawsuit in a trial held on October 20, 2005. The court’s decision is pending and the company is unable to predict when a decision will be reached. The company continues to deny the allegations in the lawsuit.

     From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on its business, financial condition, results of operations or cash flows.
Note 12 — Acquisitions and Divestitures
     On May 1, 2006, the company completed its acquisition of the design team and certain assets of Orion Design Technologies, an analog design center located in Lee, New Hampshire, for approximately $1.2 million in cash. The acquisition was made to augment the company’s Analog Power design resources. The transaction was accounted for as an asset purchase without assumption of existing liabilities. The purchase price was allocated to various tangible assets and assembled workforce, which will be amortized over the estimated useful life of 5 years.
     On January 3, 2006, the company announced the sale of the LED lamps and displays product line to Everlight International Corporation, a U.S. subsidiary of Everlight Electronics Company, Ltd., of Taiwan. The company decided to sell the LED lamps and displays product line as it does not fit the strategic direction of the company. The company will retain the optocoupler and Infrared product lines, as these products are closer to and complement the company’s core strategy. The company intends to grow these product lines through focused research and development.
     As part of the sale agreement, the company will assist Everlight with transitioning the product line by continuing to directly support the sale of LED lamps and displays products to its customers for an appropriate period of time. As a result of the sale, the company recorded a net gain on the sale of $4.9 million in the first six months of 2006, and net cash proceeds of $6.6 million. The divestiture is considered immaterial and therefore no pro forma results of operations have been presented.
Note 13 — Refinancing of Senior Credit Facility
     On June 22, 2006, the company used $50.0 million of cash to pay down the senior credit facility from $444.4 million to $394.4 million. Subsequently, on June 26, 2006, the company refinanced the senior credit facility and replaced the $394.4 million remaining balance on the term loan with a $375.0 million term loan as well as replaced the $180.0 million revolving line of credit with a $100.0 million line of credit, of which $19.4 million was drawn on June 26, 2006. In addition, the new senior credit facility includes a $200.0 million uncommitted incremental term loan feature. The refinancing reduced the variable interest rate on the term loan from Libor plus 1.75% to Libor plus 1.50% and reduced the variable interest rate on the revolving line of credit from Libor plus 2.25% to Libor plus 1.50%. The company incurred cash charges of $1.9 million in the second quarter of 2006 related to the refinancing, of which $1.4 million were deferred.
Note 14 — Condensed Consolidating Financial Statements
     The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of July 2, 2006 and December 25, 2005 and related condensed consolidating statements of operations for the three and six months ended July 2, 2006 and June 26, 2005 and condensed consolidating statements of cash flows for the six months ended July 2, 2006 and June 26, 2005.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	July 2, 2006
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$155.6	$—	$194.3	$—	$349.9
Short-term marketable securities	—	164.3	—	—	—	164.3
Accounts receivable, net	—	19.5	(5.7)	147.5	—	161.3
Inventories	—	124.6	0.6	105.5	—	230.7
Deferred income taxes, net	—	—	—	5.9	—	5.9
Other current assets	—	18.3	4.1	11.5	—	33.9

Total current assets	—	482.3	(1.0)	464.7	—	946.0

Property, plant and equipment, net	—	277.0	1.3	363.3	—	641.6
Deferred income taxes	—	0.2	—	1.2	—	1.4
Intangible assets, net	—	28.7	12.7	74.0	—	115.4
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	8.7	—	—	—	8.7
Investment in subsidiary	1,084.9	943.4	250.2	92.4	(2,370.9)	—
Other assets	—	15.1	2.1	14.6	—	31.8

Total assets	$1,084.9	$1,923.1	$327.1	$1,010.6	$(2,370.9)	$1,974.8

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2.8	$—	$—	$—	$2.8
Accounts payable	—	75.9	0.8	45.0	—	121.7
Accrued expenses and other current liabilities	—	66.2	2.8	54.1	—	123.1

Total current liabilities	—	144.9	3.6	99.1	—	247.6
Long-term debt, less current portion	—	591.6	—	—	—	591.6
Net intercompany (receivable) payable	—	77.3	(257.0)	179.7	—	—
Deferred income taxes	—	24.2	—	8.9	—	33.1
Other liabilities	—	0.5	—	17.4	—	17.9

Total liabilities	—	838.5	(253.4)	305.1	—	890.2

Commitments and contingencies
Temporary equity — deferred stock units	1.4	—	—	—	—	1.4
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,303.7	—	—	—	—	1,303.7
Retained earnings (accumulated deficit)	(216.3)	1,084.9	580.5	705.5	(2,370.9)	(216.3)
Accumulated other comprehensive loss	—	(0.3)	—	—	—	(0.3)
Less treasury stock (at cost)	(5.1)	—	—	—	—	(5.1)

Total stockholders’ equity	1,083.5	1,084.6	580.5	705.5	(2,370.9)	1,083.2

Total liabilities, temporary equity and stockholders’ equity	$1,084.9	$1,923.1	$327.1	$1,010.6	$(2,370.9)	$1,974.8

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended July 2, 2006
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc
	(In millions)
Total revenue	$—	$52.7	$—	$353.6	$—	$406.3
Cost of sales	—	13.7	2.0	265.6	—	281.3

Gross profit (loss)	—	39.0	(2.0)	88.0	—	125.0

Operating Expenses:
Research and development	—	15.2	3.7	7.4	—	26.3
Selling, general and administrative	—	37.5	2.3	20.5	—	60.3
Amortization of acquisition-related intangibles	—	1.4	0.4	4.0	—	5.8
Gain on sale of product line, net	—	—	(1.5)	(0.2)	—	(1.7)

Total operating expenses	—	54.1	4.9	31.7	—	90.7

Operating income (loss)	—	(15.1)	(6.9)	56.3	—	34.3

Interest expense	—	11.1	—	—	—	11.1
Interest income	—	(3.3)	(0.2)	(2.1)	—	(5.6)
Other expense	—	0.1	—	—	—	0.1
Equity in subsidiary income	(23.0)	(50.3)	(6.8)	—	80.1	—

Income before income taxes	23.0	27.3	0.1	58.4	(80.1)	28.7

Provision for income taxes	—	4.3	—	1.4	—	5.7

Net income	$23.0	$23.0	$0.1	$57.0	$(80.1)	$23.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Six Months Ended July 2, 2006
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc
	(In millions)
Total revenue	$—	$103.0	$—	$712.8	$—	$815.8
Cost of sales	—	29.0	1.8	537.5	—	568.3

Gross profit (loss)	—	74.0	(1.8)	175.3	—	247.5

Operating expenses:
Research and development	—	30.6	7.3	14.6	—	52.5
Selling, general and administrative	—	76.7	4.1	39.5	—	120.3
Amortization of acquisition-related intangibles	—	2.7	1.0	8.0	—	11.7
Gain on sale of product line, net	—	—	(4.5)	(0.4)	—	(4.9)

Total operating expenses	—	110.0	7.9	61.7	—	179.6

Operating income (loss)	—	(36.0)	(9.7)	113.6	—	67.9

Interest expense	—	22.4	—	—	—	22.4
Interest income	—	(6.8)	(0.2)	(4.0)	—	(11.0)
Other expense	—	0.1	—	—	—	0.1
Equity in subsidiary income	(49.6)	(101.2)	(10.2)	—	161.0	—

Income before income taxes	49.6	49.5	0.7	117.6	(161.0)	56.4

Provision (benefit) for income taxes	—	(0.1)	—	6.9	—	6.8

Net income	$49.6	$49.6	$0.7	$110.7	$(161.0)	$49.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended July 2, 2006
	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc
	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(20.8)	$0.1	$86.6	$65.9

Investing activities:
Purchase of marketable securities	—	(94.6)	—	—	(94.6)
Sale of marketable securities	—	116.8	—	—	116.8
Maturity of marketable securities	—	19.7	—	—	19.7
Capital expenditures	—	(15.1)	(0.1)	(41.4)	(56.6)
Purchase of molds and tooling	—	—	—	(0.7)	(0.7)
Acquisitions and divestitures, net of cash	—	5.4	—	—	5.4
Investment (in) from affiliate	(16.9)	16.9	—	—	—

Cash provided by (used in) investing activities	(16.9)	49.1	(0.1)	(42.1)	(10.0)

Financing activities:
Repayment of long-term debt	—	(52.2)	—	—	(52.2)
Proceeds from issuance of common stock and from exercise of stock options, net	20.9	—	—	—	20.9
Purchase of treasury stock	(4.0)	—	—	—	(4.0)
Debt Issuance costs	—	(1.4)	—	—	(1.4)

Cash provided by (used in) financing activities	16.9	(53.6)	—	—	(36.7)

Net change in cash and cash equivalents	—	(25.3)	—	44.5	19.2
Cash and cash equivalents at beginning of period	—	180.9	—	149.8	330.7

Cash and cash equivalents at end of period	$—	$155.6	$—	$194.3	$349.9

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$12.4	$—	$4.5	$16.9

Interest	$—	$25.7	$—	$—	$25.7

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	December 25, 2005
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$180.9	$—	$149.8	$—	$330.7
Short-term marketable securities	—	182.5	—	—	—	182.5
Accounts receivable, net	—	16.5	—	112.1	—	128.6
Inventories	—	101.9	1.3	97.3	—	200.5
Deferred income taxes, net	—	—	—	3.3	—	3.3
Other current assets	—	18.7	—	10.2	—	28.9

Total current assets	—	500.5	1.3	372.7	—	874.5
Property, plant and equipment, net	—	281.5	1.4	352.1	—	635.0
Intangible assets, net	—	30.6	13.8	81.7	—	126.1
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	32.7	—	—	—	32.7
Investment in subsidiary	1,004.6	906.6	263.2	92.3	(2,266.7)	—
Other assets	—	14.1	1.8	14.2	—	30.1

Total assets	$1,004.6	$1,933.7	$343.3	$913.4	$(2,266.7)	$1,928.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5.6	$—	$—	$—	$5.6
Accounts payable	—	56.5	0.5	38.2	—	95.2
Accrued expenses and other current liabilities	—	87.3	0.6	41.0	—	128.9

Total current liabilities	—	149.4	1.1	79.2	—	229.7
Long-term debt, less current portion	—	641.0	—	—	—	641.0
Net intercompany (receivable) payable	—	112.0	(247.7)	135.7	—	—
Deferred income taxes	—	22.3	—	11.2	—	33.5
Other liabilities	—	0.5	—	15.1	—	15.6

Total liabilities	—	925.2	(246.6)	241.2	—	919.8

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,274.1	—	—	—	—	1,274.1
Retained earnings (accumulated deficit)	(265.9)	1,004.6	589.9	672.2	(2,266.7)	(265.9)
Accumulated other comprehensive income	—	3.9	—	—	—	3.9
Less treasury stock (at cost)	(4.8)	—	—	—	—	(4.8)

Total stockholders’ equity	1,004.6	1,008.5	589.9	672.2	(2,266.7)	1,008.5

Total liabilities and stockholders’ equity	$1,004.6	$1,933.7	$343.3	$913.4	$(2,266.7)	$1,928.3

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 26, 2005
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.
	(In millions)
Total revenue	$—	$326.8	$0.9	$434.2	$(415.9)	$346.0
Cost of sales	—	301.4	2.8	388.8	(415.9)	277.1

Gross profit (loss)	—	25.4	(1.9)	45.4	—	68.9

Operating Expenses:
Research and development	—	10.7	2.8	6.0	—	19.5
Selling, general and administrative	—	31.1	1.0	15.4	—	47.5
Amortization of acquisition-related intangibles	—	1.5	0.6	4.0	—	6.1
Restructuring and impairments	—	3.6	—	0.3	—	3.9

Total operating expenses	—	46.9	4.4	25.7	—	77.0

Operating income (loss)	—	(21.5)	(6.3)	19.7	—	(8.1)

Interest expense	—	8.7	—	—	—	8.7
Interest income	—	(2.6)	—	(0.2)	—	(2.8)
Equity in subsidiary (income) loss	199.4	0.8	(2.0)	—	(198.2)	—

Income (loss) before income taxes	(199.4)	(28.4)	(4.3)	19.9	198.2	(14.0)

Provision for income taxes	5.9	171.0	12.4	2.0	—	191.3

Net income (loss)	$(205.3)	$(199.4)	$(16.7)	$17.9	$198.2	$(205.3)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Six Months Ended June 26, 2005
	Unconsolidated	Unconsolidated				Consolidated
	Fairchild	Fairchild		Non-		Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor		Semiconductor
	International, Inc	Corporation	Subsidiaries	Subsidiaries	Eliminations	International, Inc.
	(In millions)
Total revenue	$—	$683.4	$2.6	$883.0	$(860.2)	$708.8
Cost of sales	—	630.7	4.8	780.8	(860.2)	556.1

Gross profit (loss)	—	52.7	(2.2)	102.2	—	152.7

Operating expenses:
Research and development	—	21.2	5.4	11.9	—	38.5
Selling, general and administrative	—	63.6	2.0	29.3	—	94.9
Amortization of acquisition-related intangibles	—	2.9	1.3	8.0	—	12.2
Restructuring and impairments	—	6.9	—	1.1	—	8.0

Total operating expenses	—	94.6	8.7	50.3	—	153.6

Operating income (loss)	—	(41.9)	(10.9)	51.9	—	(0.9)

Interest expense	—	22.0	—	—	—	22.0
Interest income	—	(5.7)	—	(0.3)	—	(6.0)
Other expense	—	23.9	—	—	—	23.9
Equity in subsidiary (income) loss	209.8	(26.1)	(10.5)	—	(173.2)	—

Income (loss) before income taxes	(209.8)	(56.0)	(0.4)	52.2	173.2	(40.8)

Provision for income taxes	5.9	153.8	12.4	2.8	—	174.9

Net income (loss)	$(215.7)	$(209.8)	$(12.8)	$49.4	$173.2	$(215.7)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 26, 2005
	Unconsolidated	Unconsolidated			Consolidated
	Fairchild	Fairchild		Non-	Fairchild
	Semiconductor	Semiconductor	Guarantor	Guarantor	Semiconductor
	International, Inc.	Corporation	Subsidiaries	Subsidiaries	International, Inc
	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(11.2)	$—	$34.9	$23.7

Investing activities:
Capital expenditures	—	(19.9)	—	(35.8)	(55.7)
Purchase of molds and tooling	—	—	—	(1.0)	(1.0)
Purchase of marketable securities	—	(401.4)	—	—	(401.4)
Sale of marketable securities	—	663.2	—	—	663.2
Maturity of marketable securities	—	15.5	—	—	15.5
Investment (in) from affiliate	(1.7)	1.7	—	—	—

Cash provided by (used in) investing activities	(1.7)	259.1	—	(36.8)	220.6

Financing activities:
Repayment of long-term debt	—	(352.0)	—	—	(352.0)
Issuance of long-term debt	—	154.5	—	—	154.5
Proceeds from issuance of common stock and from exercise of stock options, net	5.7	—	—	—	5.7
Purchase of treasury stock	(4.0)	—	—	—	(4.0)
Other	—	(1.0)	—	—	(1.0)

Cash provided by (used in) financing activities	1.7	(198.5)	—	—	(196.8)

Net change in cash and cash equivalents	—	49.4	—	(1.9)	47.5
Cash and cash equivalents at beginning of period	—	96.6	—	49.7	146.3

Cash and cash equivalents at end of period	$—	$146.0	$—	$47.8	$193.8

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—	$—	$4.9	$4.9

Interest	$—	$34.4	$—	$—	$34.4

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
Overview
     During 2006, we continue to focus on power products. Our power product revenue has grown from just 15% of total sales in fiscal year 1997 to 77% of total sales in the first six months of fiscal year 2006, making us the top supplier of power semiconductors in the world. We have a wide portfolio of products that leverage expertise in both analog and discrete power technologies, as well as products that provide our customers with an integrated total power management solution in a single or multi-chip module package.
     At the beginning of 2006, we changed the titles of our operating segments to align them with the way management runs the company. The new segment titles are Functional Power and Analog Products, which management previously referred to as Power Discrete and Power Analog, respectively, and Standard Products, which did not change. These title changes had no impact on our segment reporting.
     Our primary business goal for 2006 is to improve the value of our product mix to drive higher margins and improve our profitability and return on investment. During 2006, we are focusing on raising gross margins by managing product mix more selectively and increasing the mix of our more proprietary, higher margin new products, while also discontinuing outdated and low margin products. One element of this approach is to hold annual capital expenditures to 6 to 8% of sales. Our percentage of capital expenditures to sales for the first six months of 2006 was 6.9% compared to 7.9% in the first six months of 2005. We employ a disciplined capital expenditure process that requires shifting capacity from lower margin products to higher margin, faster growing products in order for spending to remain within this lower capital budget.
     In mid-2005, we changed our management and incentive structure for the distribution channel to primarily focus on distribution resales rather than sales into the distribution channel. As a result of these changes, we maintained distribution inventory on hand at approximately 11 weeks in the second quarter of 2006 as compared to approximately 15 weeks in the second quarter of 2005. In addition, our internal inventories for the same time period decreased by approximately $13 million and inventory turns increased from 4.6 to 5.1 times.
     Gross margins, operating margins and inventory turns continue to be key indices that both senior management and our investors utilize to measure our financial performance. Another key performance indicator we use is days sales outstanding (DSO). In the second quarter of 2006, DSO was 36 days compared to 38 days in the second quarter of 2005.
     In the first six months of 2006, we recorded $12.9 million in stock-based compensation expense. Approximately $2.4 million, $2.3 million and $8.2 million were included in cost of goods sold, research and development, and selling, general and administrative expense, respectively. We have also capitalized $0.9 million of stock-based compensation into inventory as of July 2, 2006. Included in the total $13.8 million of stock-based compensation costs in the first six months of 2006 is $5.3 million that would have been recorded under APB 25 even if SFAS 123(R) had not been adopted.
     The Analog Products Group continues to develop leading edge products that provide significant performance and cost advantages to our customers. As part of our strategy, we have accelerated investments in research and development for continued development of advanced process and package technology. We provide differentiated products with clear performance advantages by working closely with our customers to understand their system needs and delivering products on time with stable lead times.
     The Functional Power Group continues to develop state of the art packaging technologies, proprietary MOFSET silicon technology, and integrated custom solutions. Our proprietary silicon technology gives us technical and/or cost advantages that allow us to drive value and corresponding margin advantages. By integrating our advanced MOFSET silicon technology, analog IC expertise and packaging technologies into a complete solution for our customers, we are steadily improving gross margins and at the same time, the value proposition to our customers. In addition, as we generate new business on high value products, we continue to mix out non-strategic, low margin business, which will further increase overall gross margin performance.

     We continue to follow our “asset-light” investment strategy for many of our standard products, which typically have lower gross margins and lower or negative long-term sales growth potential. Through this strategy we are gradually transferring the manufacturing for these mature products to third party subcontractors, where appropriate, thereby allowing our own manufacturing facilities to focus on building higher growth, higher margin and more proprietary products. We believe that by following this long term “asset-light” approach for mature products, we will improve our return on invested capital and lessen our exposure to falling prices on commodity products during industry downturns.
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
     The first quarter of 2006 included 14 weeks compared to 13 weeks for all other quarters presented.
Results of Operations
     The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Six Months Ended
	July 2,		June 26,		July 2,		June 26,
	2006		2005		2006		2005
	(Dollars in millions)
Total revenues	$406.3	100%	$346.0	100%	$815.8	100%	$708.8	100%
Gross profit	125.0	31%	68.9	20%	247.5	30%	152.7	22%

Operating expenses:
Research and development	26.3	6%	19.5	6%	52.5	6%	38.5	5%
Selling, general and administrative	60.3	15%	47.5	14%	120.3	15%	94.9	13%
Amortization of acquisition-related intangibles	5.8	1%	6.1	2%	11.7	1%	12.2	2%
Restructuring and impairments	—	0%	3.9	1%	—	0%	8.0	1%
Gain on sale of product line, net	(1.7)	0%	—	0%	(4.9)	-1%	—	0%

Total operating expenses	90.7	22%	77.0	22%	179.6	22%	153.6	22%

Operating income (loss)	34.3	8%	(8.1)	-2%	67.9	8%	(0.9)	0%

Interest expense	11.1	3%	8.7	3%	22.4	3%	22.0	3%
Interest income	(5.6)	-1%	(2.8)	-1%	(11.0)	-1%	(6.0)	-1%
Other expense	0.1	0%	—	0%	0.1	0%	23.9	3%

Income (loss) before income taxes	28.7	7%	(14.0)	-4%	56.4	7%	(40.8)	-6%

Provision for income taxes	5.7	1%	191.3	55%	6.8	1%	174.9	25%

Net income (loss)	$23.0	6%	$(205.3)	-59%	$49.6	6%	$(215.7)	-30%

     Total Revenues. Total revenue for the second quarter and first six months of 2006 increased $60.3 million and $107.0 million, or 17% and 15%, respectively, as compared to the same periods in 2005. The increase was seen across all segments, particularly Functional Power, which accounted for nearly two-thirds of the increase (or $69.6 million for the first six months). Included in revenue during 2006 was an additional week in the first quarter as compared to 2005. For the first six months of 2006, increases in unit volumes contributed approximately 27% of the increase, offset by mix and price related decreases in average selling prices of 12%.
     Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore and excludes Korea) for the three and six months ended July 2, 2006 and June 26, 2005.

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
United States	10%	10%	10%	10%
Other Americas	3	2	3	2
Europe	12	12	12	12
China	27	26	26	24
Taiwan	19	18	20	19
Korea	15	16	15	17
Other Asia/Pacific	14	16	14	16

Total	100%	100%	100%	100%

     Gross Profit. The increase in gross profit for the second quarter and first six months of 2006 as compared to 2005 was driven by higher unit volumes, increased factory utilization, improved product mix and lower depreciation expense, partially offset by higher variable compensation accruals and equity based compensation expense and certain raw material and subcontractor price increases. Unit volumes for the second quarter and first six months of 2006 increased 23% and 27%, respectively. We had $13.3 million and $26.8 million lower depreciation expense for the second quarter and first six months of 2006, respectively, primarily as a result of a change in certain useful life estimates of machinery and equipment in the third quarter of 2005 from five years to eight years. Included in gross profit in the second quarter and first six months of 2006 is $1.7 million and $2.4 million of stock-based compensation expense, respectively, which is included in our “Other” reportable segment.
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
     Compensation cost for options is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make several assumptions, two of which are expected volatility and expected term. In light of SFAS 123(R), we have reevaluated the assumptions used in estimating the fair value of employee options granted. Based on this reevaluation, we have revised our methodology for estimating volatility and expected term effective beginning in the third quarter of 2005. For expected volatility, we evaluated historical volatility and determined that using historical volatility is the most appropriate approach. As options in our stock are not actively traded, we determined that utilizing an implied volatility factor would not be appropriate. We calculated historical volatility for the period that is commensurate with the option’s expected term assumption. For expected term, we evaluated terms based on history and exercise patterns across our demographic population to determine a reasonable assumption. We estimated these assumptions considering the guidance in SFAS 123(R) and Staff Accounting Bulletin (SAB) 107 and determined that the assumptions used effective in the third quarter of 2005 are appropriate estimates of our expected volatility and expected term.
     In the second quarter and first six months of 2006, we recognized $7.6 million and $12.9 million of stock-based compensation expense, respectively. As of July 2, 2006, $0.9 million of stock-based compensation expense is included in inventory. Included in total stock-based compensation costs (including capitalized costs) of $7.7 million and $13.8 million for the second quarter and first six months of 2006, respectively, is $3.4 million and $5.3 million for the second quarter and first six months of 2006, respectively, relating to DSUs, RSUs and PUs that would have been recorded under APB 25 even if SFAS 123(R) had not been adopted.
     The adoption of SFAS 123(R) impacted diluted earnings per share for the three and six months ended July 2, 2006 by $0.03 and $0.06, respectively. We expect stock-based compensation expense to be between $6.0 million and $7.0 million per quarter for the remainder of 2006.
     As of July 2, 2006, the total stock-based compensation cost related to unvested awards not yet recognized in the statement of operations was $20.8 million for options, $4.8 million for DSUs, $4.6 million for RSUs and $11.6 million for PUs. The related weighted average remaining recognition period (in years) was 1.6 for options, 1.4 for DSUs, 2.1 for RSUs and 2.1 for PUs.
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
     Prior to the adoption of SFAS 123(R), we recognized expense over the service period for each separately vesting option tranche for the pro forma footnote disclosures required by SFAS 123. The company switched to a straight-line attribution method on December 26, 2005 for all grants that include only service vesting conditions. Due to the performance criteria associated with our performance units, our performance units will be expensed over the service period for each separately vesting tranche. The expense associated with the unvested portion of the pre-adoption PU grants will continue to be expensed over the service period for each separately vesting tranche.
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
     On February 18, 2005, we announced the acceleration of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $19.50 or higher. Options to purchase approximately 6 million shares of our common stock became exercisable as a result of the vesting acceleration. Based on our closing stock price of $16.15 on February 18, 2005, none of these options had economic value on the date of acceleration. In connection with the modification of the terms of these options to accelerate their vesting, approximately $33.1 million, on a pre-tax basis, was included in the pro forma net income (loss) table for 2005, representing the remaining unamortized value of the impacted, unvested options just prior to the acceleration. Because the exercise price of all the modified options was greater than the market price of the company’s underlying common stock on the date of their modification, no compensation expense was recorded in the statement of operations in accordance with APB 25. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize remaining unrecognized non-cash compensation expense as measured under SFAS 123(R) as the future expense associated with these options would have been disproportionately high compared to the economic value of the options as of the date of modification. As a result of the acceleration, we estimate that non-cash stock option expense in accordance with SFAS 123(R) was reduced by approximately $12 million in 2006, $4 million in 2007 and $1 million in 2008 on a pre-tax basis.
     See Note 2 to our Consolidated Financial Statements contained in Item 1 of this Quarterly Report for further information regarding our adoption of SFAS 123(R).
     Operating Expenses. Research and development (R&D) expenses were slightly higher as a percentage of sales for the first six months of 2006, as compared to the same periods of 2005, which is in line with our strategic decision to increase our focus on R&D as we develop new products. Included in R&D in the second quarter and first six months of 2006 is $1.3 million and $2.3 million of stock-based compensation expense, respectively. Additionally, R&D was impacted by an increase in variable compensation accruals for the second quarter and first six months of 2006, compared to the same periods of 2005. Selling, general and administrative (SG&A) expenses increased as a percentage of sales for the second quarter and first six months of 2006, as compared to 2005. The increase in SG&A during the second quarter and first six months of 2006 was mainly the result of increased variable compensation accruals of approximately $5.6 million and $9.9 million, respectively, and increased stock-based compensation expense of $4.6 million and $8.2 million, respectively, as discussed in the Stock-Based Compensation Expense section above.
     The decrease in amortization of acquisition-related intangibles is due to certain intangibles becoming fully amortized during the second quarter of 2005. During the second quarter of 2006, we completed our acquisition of the design team and certain assets of Orion Design Technologies (Orion). As part of this acquisition we acquired $1.0 million in assembled workforce, which will be amortized over the estimated useful life of 5 years. The amortization recorded during the second quarter of 2006 slightly offset the overall decrease in acquisition amortization. In addition, amortization decreased due to the $1.6 million developed technology impairment loss recorded in the third quarter of 2005.
     The three and six months ended July 2, 2006 included a net gain of $1.7 million and $4.9 million, respectively, on the sale of the LED lamps and displays product lines.
     During the three and six months ended June 26, 2005, the company recorded restructuring charges of $3.9 million and $8.0 million, respectively. In the second quarter of 2005, these charges include $1.8 million in employee separation costs, $2.1 million in asset impairment charges, a $0.2 million net release due to a revised estimate associated with first quarter employee separation charges, and $0.2 million of other charges. For the six months ended June 25, 2005, these charges also include $3.9 million in employee separation costs, $0.5 million in office closure costs, and a $0.3 million reserve release associated with the 2004 Infrastructure Realignment Program due to new estimates in restructuring expenses.
     The 2005 Infrastructure Realignment Program commenced during the first quarter of 2005 and is expected to be substantially complete by the third quarter of 2006. This program impacted approximately 140 manufacturing and non-manufacturing personnel. We anticipate annual cost savings associated with employee separation of approximately $7.5 million beginning in the fourth quarter of 2006. In addition, we expect annualized cost savings of $0.5 million associated with depreciation savings related to the second quarter 2005 asset impairment charge.
     Interest Expense. Interest expense in the second quarter and first six months of 2006 increased $2.4 million and $0.4 million, respectively, as compared to 2005, due to rising interest rates on our variable rate term loan. In addition, there was an extra week in the first quarter of 2006.
     Interest Income. Interest income in the second quarter and first six months of 2006 increased $2.8 million and $5.0 million, respectively, as compared to 2005, due to improved rates of return earned on cash and short-term marketable securities as well as higher cash balances in the second quarter of 2006. In addition, there was an extra week in the first quarter of 2006.
     Other Expense. The second quarter of 2006 includes $0.1 million of expense relating to charitable donations and contributions. The first quarter of 2005 included $23.9 million for costs associated with the redemption of our 10 1/2% Notes. These costs included $18.5 million for the call premium and other transaction fees and a $5.4 million non-cash write off of deferred financing fees.
     Income Taxes. Income tax provision for the second quarter and first six months of 2006 was $5.7 million and $6.8 million on income before taxes of $28.7 million and $56.4 million, respectively, compared to $191.3 million and $174.9 million, on loss before taxes of $14.0 million and $40.8 million, respectively for the comparable period of 2005. The significant amount of income tax expense recorded in 2005 was due to a non-cash tax charge of $195.4 million recorded to increase our U.S. valuation allowance.
     The effective tax rate for the second quarter and first six months of 2006 was 19.9% and 12.1%, respectively. The effective tax rate for the first six months of 2006 includes a net tax benefit of $3.5 million recorded in the first quarter as a result of finalization of certain tax filings and audit outcomes. Without this item, the effective tax rate would have been 18.3%.
     Included in worldwide tax expense of $191.3 million for the second quarter of 2005 is a non-cash tax charge of $195.4 million recorded to increase the valuation allowance for U.S. deferred tax assets. For the six months ended June 26, 2005, income tax expense was $174.9 million, which includes the adjustment to record the valuation allowance recorded in the second quarter.

     Changes in the location of taxable income and losses could result in significant changes in the underlying effective tax rate.
Reportable Segments.
     The following tables present comparative disclosures of revenue and gross profit of our reportable segments.

	Three Months Ended
	July 2,				June 26,
	2006				2005
			Gross	Operating			Gross	Operating
	Revenue	% of total	Profit %	Income (loss)	Revenue	% of total	Profit %	Income (loss)
	(Dollars in millions)
Functional Power	$231.5	57.0%	31.5%	$29.4	$193.1	55.8%	22.1%	$5.7
Analog Products	80.2	19.7%	37.7%	0.2	66.3	19.2%	20.7%	(9.5)
Standard Products	94.6	23.3%	24.8%	11.0	86.6	25.0%	14.4%	(0.4)
Other (1)	—	0.0%	0.0%	(6.3)	—	0.0%	0.0%	(3.9)

Total	$406.3	100.0%	30.8%	$34.3	$346.0	100.0%	19.9%	$(8.1)

	Six Months Ended
	July 2,				June 26,
	2006				2005
			Gross	Operating			Gross	Operating
	Revenue	% of total	Profit %	Income (loss)	Revenue	% of total	Profit %	Income (loss)
				(Dollars in millions)
Functional Power	$467.3	57.3%	30.9%	$56.0	$397.7	56.1%	23.9%	$21.0
Analog Products	161.9	19.8%	38.9%	3.5	136.1	19.2%	21.3%	(16.0)
Standard Products	186.6	22.9%	22.8%	16.8	175.0	24.7%	16.3%	2.1
Other (1)	—	0.0%	0.0%	(8.4)	—	0.0%	0.0%	(8.0)

Total	$815.8	100.0%	30.3%	$67.9	$708.8	100.0%	21.5%	$(0.9)

(1)	Operating loss includes $7.6 million and $12.9 million of stock-based compensation expense and a net gain of $1.7 million and $4.9 million on the sale of a product line in the three and six months ended July 2, 2006, respectively. In addition, operating loss includes $0.4 million of fees associated with the refinancing of the senior credit facility in the three and six months ended July 2, 2006. Operating loss includes $3.9 million and $8.0 million of restructuring expense in the three and six months ended June 25, 2005.
Functional Power
     Functional Power revenues increased approximately 20% and 17% in the second quarter and first six months of 2006, respectively, compared to the same periods of 2005. The first quarter of 2006 includes 14 weeks compared to 13 weeks in the first quarter of 2005. During the first six months of 2006, an increase in unit volumes grew revenues 22%, offset by a mix and price related decline in average selling prices of 5%. The increased unit volumes were primarily due to an increase in sales of our low voltage products, with unit volumes growing approximately 34% during the first six months of 2006. We also saw continued growth relating to the technology in our PowerTrench® III, PowerTrench® IV and SPM™ products and expect this trend to continue throughout fiscal 2006. Gross profits increased due to higher unit volumes, improved product mix and lower depreciation expense.
     Functional Power had operating income of $29.4 million and $56.0 million in the second quarter and first six months of 2006, respectively, compared to $5.7 million and $21.0 for the comparable period of 2005. The increase in operating income was due to higher gross profits partially offset by higher R&D and SG&A expenses. R&D expenses increased due to higher variable compensation accruals and our continued focus on developing new products. SG&A expenses increased mainly due to increased variable compensation accruals and spending to support our continued growth in 2006.

Acquisition amortization was roughly flat for the three and six months ended July 2, 2006, as compared to the same periods of 2005.
Analog Products
     Analog Products revenues increased approximately 21% and 19% in the second quarter and first six months of 2006, respectively, as compared to the same period of 2005. The first quarter of 2006 includes 14 weeks compared to 13 weeks in the first quarter of 2005. During the first six months of 2006, unit volumes increased revenues 29%, while mix and price related decreases in average selling prices reduced revenue by 10%. The increase in unit volumes was due to continued strength in analog switches. The increases are also the result of our continued strong new product performance in the regions of Asia and Korea. System power revenue also increased, driven largely by continuing strong sales for the VRD compliant desktop and DDR voltage regulator products. Lastly, strong performance by our Green FPS TM products was offset by declining motor revenues as we continue to exit this low margin business. The decrease in average selling prices was primarily due to product mix with minimal price erosion as we continue to raise volumes on lower cost, lower average selling price products with higher margins. Gross profit increased due to higher unit volumes, improved inventory management, better product mix of higher margin products, lower depreciation expenses and higher factory utilization rates.
     Analog products had operating income (loss) of $0.2 million and $3.5 million in the second quarter and first six months of 2006, respectively, compared to $(9.5) million and $(16.0) million for the comparable period in 2005, respectively. The increase in operating income was due to higher gross profit, partially offset by higher R&D and SG&A expenses. R&D expenses increased due to continued investment in developing differentiated, high value products leveraging our expertise across product, process and package development. In addition, higher variable compensation accruals contributed to the increase. SG&A expenses increased primarily due to higher variable compensation accruals. Acquisition amortization decreased due to certain intangibles becoming fully amortized the second quarter of 2005, offset slightly by an increase as a result of the Orion acquisition during the second quarter of 2006.
Standard Products
     Standard Products revenues increased approximately 3% and 7% in the second quarter and first six months of 2006, respectively, as compared to the same period of 2005. The first quarter of 2006 includes 14 weeks compared to 13 weeks in the first quarter of 2005. During the first six months of 2006, increases in unit volumes grew revenues by 29%, while mix and price related decreases in average selling prices reduced revenue 22%. The increase in unit volumes was driven by stronger demand, specifically for our SDT and logic products, offset by declines in optoelectronics products. The decrease in average selling prices was due to unfavorable product mix. In addition, during the first quarter of 2006 we sold our LED lamps and displays product line, which resulted in a decrease of $13.6 million in the first six months of 2006, as compared to 2005. We anticipate that Standard Products as a percentage of total revenue will continue to decrease, as our strategic focus shifts to the Analog Products and Functional Power segments. While we anticipate revenues will continue to decline as a percentage of our total revenues, our strategy is to manage Standard Products more selectively, while maintaining or increasing our margins in this business. Gross profits, excluding the effect of the sale of the LED product line, which was approximately $2.0 million, increased due to product mix improvements, lower costs, lower depreciation expense and improved factory utilization.
     Standard Products had operating income (loss) of $11.0 million and $16.8 million in the second quarter and first six months of 2006, respectively, compared to $(0.4) million and $2.1 million for the comparable period in 2005, respectively. The increase in operating income (loss) was primarily due to higher gross profit. R&D expenses decreased due to the LED lamps and displays product line divestiture, offset somewhat by higher variable compensation accruals. SG&A expenses were roughly flat due to increased variable compensation accruals offset by decreases in costs due to the LED lamps and displays divestiture. Acquisition amortization decreased due to certain intangibles becoming fully amortized in the second quarter of 2005.
Liquidity and Capital Resources
     On June 22, 2006, we used $50.0 million of cash to pay down the senior credit facility from $444.4 million to $394.4 million. Subsequently, on June 26, 2006, we refinanced the senior credit facility and replaced the $394.4 million remaining balance on the term loan with a new $375.0 million term loan as well as replaced the $180.0 million revolving line of credit with a new $100.0 million line of credit, of which $19.4 million was drawn on June 26, 2006. In addition, the new senior credit facility includes a $200.0 million uncommitted incremental term loan feature. The refinancing reduced the variable interest rate on the term loan from Libor plus 1.75% to Libor plus 1.50% and reduced the variable interest rate on the revolving line of credit from Libor plus 2.25% to Libor plus 1.50%. We incurred cash charges of $1.9 million in the second quarter of 2006 related to the refinancing, of which $1.4 million were deferred.
     We have a borrowing capacity of $100.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At July 2, 2006, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $78.6 million available under this senior credit facility. We had additional outstanding letters of credit of $2.1 million that do not fall under the senior credit facility. We also had $25.5 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.
     Our senior credit facility, which includes the $375.0 million term loan and the $100.0 million revolving line of credit, the indenture governing our 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At July 2, 2006, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures over the next twelve months. We had capital expenditures of $56.6 million in the first six months of 2006.
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
     As of July 2, 2006, our cash, cash equivalents, and short-term and long-term marketable securities were $522.9 million, a decrease of $23.0 million from December 25, 2005.
     During the first six months of 2006, our cash provided by operations was $65.9 million compared to $23.7 million in the comparable period of 2005. The following table presents a summary of net cash provided by operating activities during the first six months of 2006 and 2005, respectively.

	Six Months Ended
	July 2,	June 26,
	2006	2005
	(In millions)
Net income (loss)	$49.6	$(215.7)
Depreciation and amortization	57.0	87.4
Non-cash stock-based compensation	12.9	5.0
Deferred income taxes, net	1.1	175.4
Other, net	(3.2)	9.1
Change in other working capital accounts	(51.5)	(37.5)

Cash provided by operating activities	$65.9	$23.7

     The change in cash provided by operating activities was primarily due to an increase in net income of $265.3 million, which includes $195.4 relating to the non-cash deferred income tax reserve expense recorded in the first six months of 2005. Depreciation and amortization decreased by $30.4 million primarily as a result of a change in certain useful life estimates of machinery and equipment from five years to eight years. The changes in the working capital accounts were primarily driven by increases in accounts receivable and inventories, which is attributable to an increase in revenue and activities to support business growth. Our current liabilities increased primarily due to increases in accounts payable and higher variable compensation accruals. These increases were partially offset by income tax payments and payments made in the first quarter of 2006 on accruals relating to litigation settlements.
     Cash provided by (used in) investing activities during the first six months of 2006 totaled $(10.0) million compared to cash provided of $220.6 million for the comparable period of 2005. The decrease primarily results from reduced purchases of marketable securities, offset by reduced sales of marketable securities. Our capital expenditures during the first six months of 2006 were relatively flat as compared to the first six months of 2005. This is in line with our continued focus on holding annual capital expenditures to 6 to 8 % of sales.
     Cash used in financing activities of $36.7 million for the first six months of 2006 was primarily due to the repayment of long term debt. We paid down $50.0 million on our term loan during the second quarter of 2006. Cash used in financing activities of $196.8 million for the first six months of 2005 was primarily due to the repayment of the company’s 10 1/2% Notes, net of the issuance of long-term debt.
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
Forward Looking Statements
     This quarterly report includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Risk Factors section. Among these factors are the following: changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; availability of manufacturing capacity; availability of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.
Policy on Business Outlook Disclosure and Quiet Periods
     It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The business outlook below is consistent with the business outlook included in our July 20, 2006 press release announcing second quarter results. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the business outlook is not updated to reflect management’s current expectations. The quiet period for the third quarter of 2006 will be from September 16, 2006 until October 19, 2006 when we plan to release our third quarter 2006 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations for the quarter in question.

Outlook
     We expect third quarter revenues to be roughly flat and gross margins to be flat to up 50 basis points sequentially. We have more than 90% of our guided sales booked and scheduled to ship within the quarter. We expect R&D and SG&A spending, including equity based compensation, to remain at about 21.0 – 21.5% of sales for the third quarter. Equity based compensation expense is expected to be between $6 — 7 million and we expect the effective tax rate to be approximately 15% in the third quarter.
Recently Issued Financial Accounting Standards
     In June 2006, the FASB issued Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. This statement is effective for fiscal years beginning after December 15, 2006. We have yet to determine the impact, if any, of FIN 48 on our consolidated financial statements.
     In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements 133, Accounting for Derivative Instruments and Hedging Activities, and 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is intended to improve the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. This statement is effective for all financial instruments acquired or issued after the beginning of fiscal years that begin after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial statements.
     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements – an Amendment of APB Opinion 28, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of July 2, 2006, our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the first six months of 2006 that have materially affected, or are reasonably likely to materially affect, our own internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. In January 2005, we were named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. Lucent amended the lawsuit in the second quarter of 2006 to include a fraud claim against us. We believe we have strong defenses against Lucent’s claims and intend to vigorously defend the lawsuit.
     Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and $6.9 million in the fourth quarter of 2005. These estimates were based upon current assessments of the potential liability using an analysis of the claims and our historical experience in defending and/or resolving these claims. At July 2, 2006 and December 25, 2005, the reserve for estimated potential settlement losses was $5.8 million and $17.2 million, respectively. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.
     On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. (POWI) in the United States District Court for the District of Delaware. The complaint filed by POWI alleges that certain of our pulse width modulation (PWM) integrated circuit products infringe four of POWI’s U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling, offering for sale or importing the allegedly infringing products as well as money damages for the alleged past infringement. We have analyzed the POWI patents in light of our products and, based on that analysis, we do not believe our products violate POWI’s patents and, accordingly, are vigorously contesting this lawsuit. We expect the case to go to trial in 2006 or early 2007. Should we lose the lawsuit, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly in the U.S.
     In a separate action, we filed a lawsuit on April 11, 2006, against POWI in the United States District Court for the Eastern District of Texas. The lawsuit asserts that POWI’s PWM products infringe U.S. Patent No. 5,264,719. Intersil Americas owns U.S. Patent No. 5,264,719, for High Voltage Lateral Semiconductor Devices, and is a co-plaintiff with us in the lawsuit. We have held license rights under the patent since 2001 and more recently secured exclusive rights to assert the patent against Power Integrations. We intend to take all possible steps to seek a court order to stop POWI from making, using, selling, offering for sale or importing the infringing products into the U.S and to obtain monetary damages for POWI’s infringing activities.
     On December 30, 2004, our wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by ZTE Corporation, a communications equipment manufacturer, in Guangdong Higher People’s Court in Guangzhou, People’s Republic of China. The complaint filed by ZTE alleges that certain of our products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 CNY as damages (equivalent to approximately $8.2 million USD based on exchange rates at July 2, 2006). We contested the lawsuit in a trial held on October 20, 2005. The court’s decision is pending and we are unable to predict when a decision will be reached. We continue to deny the allegations in the lawsuit.
     From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risks Factors
     A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and financial condition.
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
     Approximately two-thirds of our sales are made to distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.
     Distributors accounted for 67% of our net sales for the first six months of 2006. Our top five distributors worldwide accounted for 18% of our net sales for the first six months of 2006. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.
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
     In addition, we implemented SFAS 123(R) in our first quarter of 2006. This resulted in $0.03 and $0.06, lower reported earnings per diluted share for the three and six months ended July 2, 2006, respectively, which could negatively affect our future stock price. The impact of SFAS 123(R) could also negatively affect our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.
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
     For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. In January 2005, we were named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. Lucent amended the lawsuit in the second quarter of 2006 to include a fraud claim against us. We believe we have strong defenses against Lucent’s claims and intend to vigorously defend the lawsuit.
     Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and $6.9 million the fourth quarter of 2005. These estimates were based upon assessments of the potential liability using an analysis of the claims and historical experience. At July 2, 2006 and December 25, 2005, the reserve for estimated potential settlement losses was $5.8 million and $17.2 million, respectively. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.
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
     Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 75% of our revenues in the first six months of 2006 were from Asia. The following are some of the risks inherent in doing business on an international level:
•	economic and political instability;

•	foreign currency fluctuations;

•	transportation delays;

•	trade restrictions;

•	changes in laws and regulations relating to, amongst other things, import and export tariffs, taxation, environmental regulations, land use rights and property,

•	work stoppages; and

•	the laws of, including tax laws, and the policies of the United States toward, countries in which we manufacture our products.
     We acquired significant operations and revenues when we acquired a business from Samsung Electronics and, as a result, are subject to risks inherent in doing business in Korea, including political risk, labor risk and currency risk.
     As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 15% of our revenue for second quarter of 2006.
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
     We are a leveraged company with a ratio of debt to equity at July 2, 2006 of approximately 0.5 to 1, which could adversely affect our financial health and limit our ability to grow and compete.
     At July 2, 2006, we had total debt of $594.4 million, and the ratio of this debt to equity was approximately 0.5 to 1. In January 2005, we increased the senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit. The proceeds from the increased senior credit facility were used, together with approximately $216 million in cash, to redeem all our outstanding 10 1/2% Senior Subordinated Notes due 2009. On June 22, 2006 we reduced the outstanding balance on the term loan by $50 million to $394 million. On June 26, 2006 we refinanced the existing senior credit facility consisting of a term loan of $375 million, replacing the previous $450 million term loan and replacing the previous $180 million revolving line of credit with a $100 million revolving line of credit, of which $78.6 million remained undrawn as of July 2, 2006, adjusted for outstanding letters of credit. In addition, there is a $200 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have important consequences. For example, it could:
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
     We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, from June 2006, permits borrowings of up to $100.0 million in revolving loans under the line of credit and up to $200 million under the uncommitted incremental term loan feature, in addition to the outstanding $375 million term loan that is currently outstanding under that facility. As of July 2, 2006, adjusted for outstanding letters of credit, we had up to $78.6 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.
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
     In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of July 2, 2006, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There were no sales of unregistered equity securities in the second quarter of 2006. The following table provides information with respect to purchases made by the company of its own common stock.

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number of	Average	Part of Publicly	of Shares that May Yet Be
	Shares (or Units)	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased (1)	per Share	Programs	or Programs
April 3, 2006 — April 30, 2006	97,000	$20.57	—	—
May 1, 2006 — May 28, 2006	—	—	—	—
May 29, 2006 — July 2, 2006	—	—	—	—

Total	97,000	$20.57	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.
Item 4. Submission of Matters to a Vote of Security Holders
(a) Our annual meeting of stockholders was held on May 3, 2006.

(b) The following directors were elected at the meeting by the following votes:

	VOTES FOR	VOTES WITHHELD
Richard A. Aurelio	109,415,759	485,992
Charles P. Carinalli	109,291,145	610,606
Charles M. Clough	105,721,737	4,180,014
Robert F. Friel	109,415,867	485,884
Thomas L. Magnanti	108,922,121	979,630
Kevin J. McGarity	109,292,832	608,919
Kirk P. Pond	107,766,110	2,135,641
Bryan R. Roub	109,415,303	486,448
Ronald W. Shelly	108,897,358	1,004,393
William N. Stout	109,015,989	885,762
Mark S. Thompson	109,402,154	499,597
(c) In addition to the election of directors described above, the following matters were voted on at the meeting:
A proposal to amend the Fairchild Semiconductor Stock Plan, as described in our definitive proxy statement filed with the Securities and Exchange Commission on March 31, 2006, was approved by the following votes:
FOR: 75,403,546 AGAINST: 19,773,209 ABSTAIN: 3,343,841 BROKER NON-VOTES: 11,381,155
A proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm of the company for 2006 was approved by the following votes:
FOR: 108,630,304 AGAINST: 1,241,097 ABSTAIN: 30,350
Item 6. Exhibits

Exhibit
No.	Description

3.01	Bylaws (as amended through May 3, 2006) (incorporated by reference from our current report on Form 8-K filed on May 5, 2006).

7.01	Corporate Governance Guidelines (as amended through May 3, 2006) (incorporated by reference from our current report on Form 8-K filed on May 5, 2006).

10.01	Fairchild Semiconductor Stock Plan, as amended on May 3, 2006 (incorporated by reference from our current report on Form 8-K filed on May 5, 2006).

10.02	Credit Agreement, dated as of June 26, 2006, among Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Deutsche Bank Trust Company Americas, Bank of America, N.A., JP Morgan Chase Bank, N.A., Citicorp USA, Inc., Citizens Bank of Massachusetts and various lenders party to the agreement.

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

Exhibit
No.	Description

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.
Items 3, and 5 are not applicable and have been omitted.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.
Date: August 9, 2006	By:	/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller (Principal Accounting Officer)