Form 10-Q
period 2006-10-01
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2006-11-09
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on October 1, 2006:

Title of Each Class	Number of Shares
Common Stock	122,602,423

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	October 1, 2006	December 25, 2005
ASSETS
Current assets:
Cash and cash equivalents	$519.5	$330.7
Short-term marketable securities	34.5	182.5
Accounts receivable, net of allowances of $35.7 and $37.8 at October 1, 2006 and December 25, 2005, respectively	160.9	128.6
Inventories	242.7	200.5
Deferred income taxes, net of allowances of $37.4 and $35.8 at October 1, 2006 and December 25, 2005, respectively	6.8	3.3
Other current assets	34.4	28.9

Total current assets	998.8	874.5
Property, plant and equipment, net	646.5	635.0
Deferred income taxes, net of allowances of $160.8 and $178.3 at October 1, 2006 and December 25, 2005, respectively	1.4	—
Intangible assets, net	109.5	126.1
Goodwill	229.9	229.9
Long-term marketable securities	2.0	32.7
Other assets	30.6	30.1

Total assets	$2,018.7	$1,928.3

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.8	$5.6
Accounts payable	101.8	95.2
Accrued expenses and other current liabilities	154.6	128.9

Total current liabilities	260.2	229.7
Long-term debt, less current portion	589.7	641.0
Deferred income taxes	32.8	33.5
Other liabilities	19.0	15.6

Total liabilities	901.7	919.8
Commitments and contingencies
Temporary equity - deferred stock units	1.9	—
Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,312.0	1,274.1
Accumulated deficit	(191.2)	(265.9)
Accumulated other comprehensive income (loss)	(0.4)	3.9
Less treasury stock (at cost)	(6.5)	(4.8)

Total stockholders’ equity	1,115.1	1,008.5

Total liabilities, temporary equity and stockholders’ equity	$2,018.7	$1,928.3

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005
Total revenue	$417.0	$345.5	$1,232.8	$1,054.3
Cost of sales	289.1	273.8	857.4	829.9

Gross profit	127.9	71.7	375.4	224.4

Gross profit %	30.7%	20.8%	30.5%	21.3%
Operating expenses:
Research and development	28.5	19.7	81.0	58.2
Selling, general and administrative	61.4	51.8	181.7	146.7
Amortization of acquisition-related intangibles	5.9	5.9	17.6	18.1
Restructuring and impairments	—	4.2	—	12.2
Gain on sale of product line, net	(1.1)	—	(6.0)	—

Total operating expenses	94.7	81.6	274.3	235.2

Operating income (loss)	33.2	(9.9)	101.1	(10.8)
Interest expense	10.2	9.5	32.6	31.5
Interest income	(4.8)	(3.4)	(15.8)	(9.4)
Other expense (income)	(0.5)	(3.4)	(0.4)	20.5

Income (loss) before income taxes	28.3	(12.6)	84.7	(53.4)
Provision for income taxes	3.2	8.2	10.0	183.1

Net income (loss)	$25.1	$(20.8)	$74.7	$(236.5)

Net income (loss) per common share:
Basic	$0.20	$(0.17)	$0.61	$(1.97)

Diluted	$0.20	$(0.17)	$0.60	$(1.97)

Weighted average common shares:
Basic	122.5	120.0	121.8	119.9

Diluted	124.5	120.0	124.0	119.9

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005
Net income (loss)	$25.1	$(20.8)	$74.7	$(236.5)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	0.4	—	(0.5)	2.1
Net amount reclassified to earnings for hedging	0.1	(0.1)	(0.6)	0.2
Net change associated with unrealized holding gain (loss) on marketable securities and investments	(0.2)	3.7	(2.8)	3.4
Net amount reclassified to earnings for marketable securities	(0.4)	—	(0.4)	0.1

Comprehensive income (loss)	$25.0	$(17.2)	$70.4	$(230.7)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	October 1, 2006	September 25, 2005
Cash flows from operating activities:
Net income (loss)	$74.7	$(236.5)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	86.4	119.4
Amortization of deferred compensation	—	1.6
Non-cash stock-based compensation expense	20.0	—
Non-cash restructuring and impairment expense	—	4.2
Loss on disposal of property, plant, and equipment	1.3	0.3
Non-cash vesting of equity awards	—	3.8
Non-cash financing expense	1.6	1.9
Deferred income taxes, net	(0.1)	177.1
Non-cash write off of deferred financing fees	—	5.4
Gain on sale of product line	(6.0)	—
Gain on sale of strategic investment	(0.6)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(32.3)	13.4
Inventories	(41.4)	37.6
Other current assets	(9.9)	11.0
Current liabilities	31.3	(56.0)
Other assets and liabilities, net	2.6	1.9

Cash provided by operating activities	127.6	85.1

Cash flows from investing activities:
Purchase of marketable securities	(117.1)	(472.1)
Sale of marketable securities	245.9	825.4
Maturity of marketable securities	50.1	20.6
Capital expenditures	(85.6)	(71.9)
Purchase of molds and tooling	(1.4)	(1.8)
Sale of strategic investment	1.1	—
Acquisitions and divestitures, net of cash	5.4	—

Cash provided by investing activities	98.4	300.2

Cash flows from financing activities:
Repayment of long-term debt	(53.1)	(355.3)
Issuance of long-term debt	—	154.5
Proceeds from issuance of common stock and from exercise of stock options, net	24.5	10.4
Purchase of treasury stock	(7.2)	(6.0)
Debt issuance costs	(1.4)	(1.0)

Cash used in financing activities	(37.2)	(197.4)

Net change in cash and cash equivalents	188.8	187.9
Cash and cash equivalents at beginning of period	330.7	146.3

Cash and cash equivalents at end of period	$519.5	$334.2

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 25, 2005. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 25, 2005. Certain amounts for prior periods have been reclassified to conform to the current presentation. The company’s results for the nine months ended October 1, 2006 consists of 40 weeks, as compared to 39 weeks for the nine months ended September 25, 2005. The additional week was in the company’s first quarter.

Note 2 – Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

Previously, the company accounted for stock-based compensation awards using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense was recognized when the exercise price of the company’s stock options equaled the fair market value of the underlying stock at the date of grant. Instead, the company disclosed in a footnote the effect on net income (loss) and net income (loss) per share as if the company had applied the fair value based method of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to record the expense. Under SFAS 123, this included expense for deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs).

On December 26, 2005 (first day of fiscal 2006), the company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation cost recognized in the nine months ended October 1, 2006 include: (a) compensation cost for all share-based awards granted prior to but not yet vested as of December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method of adoption, the company’s results of operations and financial position for prior periods have not been restated.

The company currently grants equity awards under two equity compensation plans – the Fairchild Semiconductor Stock Plan and the 2000 Executive Stock Option Plan. The company also maintains an employee stock purchase plan. In addition, the company has occasionally granted equity awards outside its equity compensation plans when necessary.

Fairchild Semiconductor Stock Plan. Under this plan, executives, key employees, non-employee directors and certain consultants may be granted stock options, stock appreciation rights, restricted stock including RSUs, PUs, DSUs, and other stock-based awards. The plan has been approved by stockholders. A total of 35,189,731 shares have been authorized for issuance under the plan. Of this number of shares, 3,500,000 may be granted in the form of “full-value awards,” namely awards that are other than stock options and stock appreciation rights, such as restricted stock, DSUs, RSUs and PUs. The maximum life of any option is ten years from the date of grant for incentive stock options and non-qualified stock options. Actual terms for outstanding non-qualified stock options generally range from eight years to ten years. Options granted under the plan are exercisable at the determination of the compensation committee, generally vesting ratably over four years. PUs are contingently granted depending on the achievement of certain predetermined performance goals. DSUs, RSUs and PUs entitle executives to receive one share of common stock for each DSU, RSU or PU issued. For RSUs and PUs, the settlement date is the vesting date. For DSUs, the settlement date is selected by the participant at the time of the grant. Grants of PUs generally vest under the plan over a period of three years, and DSUs and RSUs generally vest over a period of three or four years.

The 2000 Executive Stock Option Plan. The 2000 Executive Stock Option Plan authorizes up to 1,671,669 shares of common stock to be issued upon the exercise of options under the plan. The plan has been approved by stockholders. Individuals receiving options under the plan may not receive in any one year options to purchase more than 1,500,000 shares of common stock. Options generally vest over four years with a maximum term of ten years.

Employee Stock Purchase Plan (ESPP). The company has maintained the Fairchild Semiconductor International, Inc. Employee Stock Purchase Plan since April 1, 2000. The ESPP has been approved by stockholders. The ESPP authorizes the issuance of up to 4,000,000 shares of common stock in quarterly offerings to eligible employees at a price that is equal to 85 percent of the lower of the common stock’s market price at the beginning or the end of a quarterly calendar period. A participating employee may withdraw from a quarterly offering anytime before the purchase date at the end of the quarter, and obtain a refund of the amounts withheld through the employee’s payroll deductions.

Equity Awards Made Outside Stockholder-Approved Plans. The company has granted equity awards representing a total of 820,000 shares outside its equity compensation plans. As of October 1, 2006, 375,000 of equity awards remain outstanding, including 275,000 options, 37,500 DSUs, 20,000 RSUs and 40,000 PUs.

On February 18, 2005, the company announced the acceleration of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $19.50 or higher. Options to purchase approximately 6 million shares of the company’s common stock became exercisable as a result of the vesting acceleration. Based upon the company’s closing stock price of $16.15 on February 18, 2005, none of these options had economic value on the date of acceleration. In connection with the modification of the terms of these options to accelerate their vesting, approximately $33.1 million, on a pre-tax basis, was included in the pro forma net income (loss) table for 2005, representing the remaining unamortized value of the impacted, unvested options just prior to the acceleration. Because the exercise price of all the modified options was greater than the market price of the company’s underlying common stock on the date of their modification, no compensation expense was recorded in the statement of operations in accordance with APB 25. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize remaining unrecognized non-cash compensation expense as measured under SFAS 123(R) as the future expense associated with these options would have been disproportionately high compared to the economic value of the options as of the date of modification. As a result of the acceleration, non-cash stock option expense in accordance with SFAS 123(R) was reduced by approximately $12 million in 2006, $4 million in 2007 and $1 million in 2008 on a pre-tax basis.

The following table presents a summary of the company’s stock options for the nine months ended October 1, 2006.

	Nine Months Ended
	October 1, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(000’s)		(In years)	(In millions)
Outstanding at beginning of period	24,014	$19.29
Granted	1,916	18.43
Exercised	(1,622)	12.13
Forfeited	(335)	14.78
Expired	(703)	25.11

Outstanding at end of period	23,270	$19.61	5.2	$48.0

Exercisable at end of period	18,691	$20.42	4.8	$36.7

The weighted average grant-date fair value for options granted during the nine months ended October 1, 2006 and September 25, 2005 was $8.34 and $7.19, respectively.

The following table presents a summary of the company’s DSUs for the nine months ended October 1, 2006.

	Nine Months Ended
	October 1, 2006
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	799	$14.24
Granted	77	20.81
Vested	(521)	20.43
Forfeited	(6)	17.09

Nonvested at end of period	349	$17.56

The weighted average grant-date fair value for DSUs granted during the nine months ended September 25, 2005 was $15.35. The total grant-date fair value for DSUs vested during the nine months ended October 1, 2006 and September 25, 2005 was $9.2 million and $1.5 million, respectively. The number, weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual term for DSUs vested and outstanding is 46,963 units, zero (as these are zero strike price awards), $0.8 million and 1.7 years, respectively.

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

The following table presents a summary of the company’s RSUs for the nine months ended October 1, 2006.

	Nine Months Ended
	October 1, 2006
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	35	$16.41
Granted	278	18.44
Vested	(2)	17.22
Forfeited	(11)	17.59

Nonvested at end of period	300	$18.24

The weighted average grant-date fair value for RSUs granted during the nine months ended September 25, 2005 was $16.79. The total grant-date fair value for RSUs vested during the nine months ended October 1, 2006 and September 25, 2005 was $0.03 million and zero, respectively.

The following table presents a summary of the company’s PUs for the nine months ended October 1, 2006.

	Nine Months Ended
	October 1, 2006
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	—	$—
Granted (1)	860	18.47
Increase (decrease) for performance factors	—	—
Vested	—	—
Forfeited	(22)	18.51

Nonvested at end of period	838	$18.47

(1)	Represents the maximum potential award based on the 2006 fiscal year performance metric.

The following table summarizes the total intrinsic value of awards exercised (i.e. the difference between the market price at exercise and the price paid by employees to exercise the award) for the nine months ended October 1, 2006 and September 25, 2005, respectively.

	Nine Months Ended
	October 1, 2006	September 25, 2005
	Total Intrinsic Value of Awards Exercised	Total Intrinsic Value of Awards Exercised
	(In millions)
Options	$12.2	$2.7
DSUs	$9.1	$1.5
RSUs	$—	$—

The company’s practice is to issue shares of common stock upon exercise or settlement of options, DSUs, RSUs and PUs from previously unissued shares and to issue shares in connection with the stock purchase plan from treasury shares. The company expects to repurchase approximately 550,000 shares in 2006 to satisfy stock purchase plan participation. For the three and nine months ended October 1, 2006, $2.0 million and $19.7 million of cash, respectively, was received from the exercises of stock-based awards.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense under SFAS 123(R) by financial statement line, for the three and the nine months ended October 1, 2006.

	Three Months Ended	Nine Months Ended
	October 1, 2006	October 1, 2006
	(In millions)
Cost of Sales	$1.7	$4.1
Research and Development	1.1	3.4
Selling, General and Administrative	4.3	12.5

	$7.1	$20.0

The company also capitalized a net $(0.1) million of stock-based compensation into inventory for the third quarter of 2006 and $0.8 million for the nine months ended October 1, 2006. In addition, due to the valuation allowance for U.S. deferred income tax assets recorded by the company, no tax benefit on U.S. based stock compensation expense was recognized in the third quarter of 2006 or the nine months ended October 1, 2006. The income tax benefits from foreign tax jurisdictions was approximately $0.1 million for the third quarter of 2006 and approximately $0.4 million for the nine months ended October 1, 2006.

Included in total stock-based compensation costs of $7.0 million and $20.8 million for the third quarter and nine months ended October 1, 2006, respectively, is $3.5 million and $8.8 million for the third quarter and nine months ended October 1, 2006, respectively, of cost related to DSUs, RSUs and PUs that would have been included in expense under APB 25 even if the company had not adopted SFAS 123(R) in the first quarter of 2006.

Prior to SFAS 123(R), the company calculated stock-based compensation expense (primarily deferred stock units and restricted stock units) for retirement eligible equity award recipients over the stated vesting period. Upon adoption of SFAS 123(R), the company changed its policy and now follows the requisite service period guidance for all new awards, which requires that compensation cost attributable to equity awards be recognized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The impact of this change in policy was $0.2 million and $0.5 million for the third quarter and nine months ended October 1, 2006, respectively.

The following table summarizes total compensation cost related to nonvested awards not yet recognized and the weighted average period over which it is expected to be recognized at October 1, 2006.

	October 1, 2006
	Unrecognized Compensation Cost for Unvested Awards	Weighted Average Remaining Recognition Period
	(In millions)	(In years)
Options	$19.3	1.6
DSUs	$4.3	1.3
RSUs	$4.7	1.9
PUs	$9.4	2.2

The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, utilizing the guidance provided in SFAS 123(R) as well as SEC Staff Accounting Bulletin (SAB) 107.

Nine Months Ended
October 1, 2006
Expected volatility	53.0%
Dividend yield	—
Risk-free interest rate	4.5%
Expected life, in years	3.9
Forfeiture rate	5.6%

Expected volatility. The company estimates expected volatility using historical volatility. Options in the company’s stock are not actively traded. As a result, the company determined that utilizing an implied volatility factor would not be appropriate. The company is calculating historical volatility for the period that is commensurate with the option’s expected life assumption.

Dividend yield. The company does not pay a dividend, therefore this input is not applicable.

Risk-free interest rate. The company estimated the risk-free interest rate based on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption.

Expected life. The company has evaluated expected life based on history and exercise patterns across its demographic population. The company believes that this historical data is the best estimate of the expected life of a new option, and that generally all groups of our employees exhibit similar exercise behavior.

Forfeiture rate. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The company has applied an annual forfeiture rate of 5.6% to all unvested options and 0.6%-0.75% to all unvested DSUs, RSUs and PUs as of October 1, 2006. This analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary.

Prior to the adoption of SFAS 123(R), the company used the expense recognition method in FASB Interpretation (FIN) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, to recognize expense. The company switched to a straight-line attribution method on December 26, 2005 for all grants that include only a service condition. Due to the performance criteria, the company’s performance units will be expensed over the service period for each separately vesting tranche. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed over the service period for each separately vesting tranche.

As discussed above, previous to December 26, 2005, the company accounted for stock-based compensation under APB 25 and related Interpretations. The following table illustrates the effect on net loss and net loss per common share for the three and nine months ended September 25, 2005, as if the company had applied the fair value based method of SFAS 123 to record stock-based compensation expense.

	Three Months Ended	Nine Months Ended
	September 25, 2005	September 25, 2005
	(In millions, except per share data)
Net loss, as reported	$(20.8)	$(236.5)
Add: Stock compensation charge included in net loss determined under the intrinsic value method, net of tax	0.4	5.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4.2)	(57.0)

Pro forma net loss	$(24.6)	$(288.1)

Loss per share:
Basic - as reported	$(0.17)	$(1.97)

Basic - pro forma	$(0.21)	$(2.40)

Diluted - as reported	$(0.17)	$(1.97)

Diluted - pro forma	$(0.21)	$(2.40)

The fair values of options granted during the three and nine months ended September 25, 2005 were estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

	Three Months Ended	Nine Months Ended
	September 25, 2005	September 25, 2005
Expected volatility	53.3%	53.7%
Dividend yield	—	—
Risk-free interest rate	4.0%	4.0%
Expected life, in years	3.9	4.0

Note 3 – Financial Statement Details

	October 1, 2006	December 25, 2005
	(In millions)
Inventories
Raw materials	$29.5	$25.3
Work in process	137.9	126.4
Finished goods	75.3	48.8

	$242.7	$200.5

Property, plant and equipment
Land and improvements	$26.5	$32.0
Buildings and improvements	311.7	307.2
Machinery and equipment	1,373.8	1,341.8
Construction in progress	62.4	75.4

Total property, plant and equipment	1,774.4	1,756.4
Less accumulated depreciation	1,127.9	1,121.4

	$646.5	$635.0

Accrued expenses and other current liabilities
Payroll and employee related accruals	$83.3	$42.9
Accrued interest	9.2	7.6
Income taxes payable	21.4	30.2
Restructuring	0.9	4.9
Reserve for potential settlement losses	5.8	17.2
Other	34.0	26.1

	$154.6	$128.9

Note 4 – Computation of Net Income (Loss) Per Share

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

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005
	(In millions, except per share data)
Basic:
Net income (loss)	$25.1	$(20.8)	$74.7	$(236.5)

Weighted average shares outstanding	122.5	120.0	121.8	119.9

Net income (loss) per share	$0.20	$(0.17)	$0.61	$(1.97)

Diluted:
Net income (loss)	$25.1	$(20.8)	$74.7	$(236.5)

Basic weighted average shares outstanding	122.5	120.0	121.8	119.9
Assumed exercise of common stock equivalents	2.0	—	2.2	—

Diluted weighted-average common and common equivalent shares	124.5	120.0	124.0	119.9

Net income (loss) per share	$0.20	$(0.17)	$0.60	$(1.97)

Anti-dilutive common stock equivalents, non-vested stock,
DSUs and RSUs	16.8	17.1	16.7	17.0

In addition, the computation of diluted earnings per share did not include the assumed conversion of the senior subordinated notes because the effect would have been anti-dilutive. As a result, $2.7 million and $8.3 million of interest expense was not added back to the numerator for the three and nine months ended October 1, 2006, respectively, and potential common shares of 6.7 million were not included in the denominator for all periods presented.

Note 5 – Supplemental Cash Flow Information

	Nine Months Ended
	October 1, 2006	September 25, 2005
	(In millions)
Cash paid, net for:
Income taxes	$18.9	$6.6

Interest	$28.4	$38.0

Note 6 – Marketable Securities

The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. Government securities, and auction rate securities.

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

The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity at October 1, 2006.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$31.2	$31.1
Due after one year through three years	0.3	0.3
Due after three years through ten years	1.1	1.1
Due after ten years	4.0	4.0

	$36.6	$36.5

Note 7 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of October 1, 2006		As of December 25, 2005
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	5 - 15 years	$225.6	$(120.6)	$225.6	$(108.1)
Customer base	8 years	55.8	(52.5)	55.8	(47.5)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(0.1)	—	—
Trademarks and tradenames	4 years	24.9	(24.9)	24.9	(24.9)
Patents	4 years	5.4	(5.1)	5.4	(5.1)

Subtotal		343.1	(233.6)	342.1	(216.0)
Goodwill		229.9	—	229.9	—

Total		$573.0	$(233.6)	$572.0	$(216.0)

During the second quarter of 2006, the company acquired $1.0 million of assembled workforce as part of the company’s acquisition of the design team and certain assets of Orion Design Technologies (Orion) (see Note 12 for further information).

The titles of the company’s segments changed at the beginning of fiscal 2006. As a result, the company’s newly-titled reporting units that carry goodwill include Functional Power, Analog Products and Standard Products (see Note 8 for further information). No amounts were reclassified as a result of the change. The following table presents the carrying amount of goodwill by reporting unit.

	Analog Products	Functional Power	Standard Products	Total
	(In millions)
Balance as of October 1, 2006 and December 25, 2005	$15.5	$159.9	$54.5	$229.9

During the nine months ended October 1, 2006, there were no changes to the carrying amount of goodwill due to acquisitions or divestitures.

The following table presents the estimated amortization expense for intangible assets for the remainder of 2006 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2006	$5.9
2007	18.5
2008	16.7
2009	16.7
2010	16.6
2011	12.3

Note 8 - Segment Information

Effective December 26, 2005 (first day of fiscal year 2006), the company changed the titles of its operating segments to align the segment presentation with the way management runs the business. This change had no material impact on the historical financial results of the segments presented in this report. The company is currently organized into three reportable segments: Functional Power, Analog Products, previously known as Power Discrete and Power Analog, respectively, and Standard Products. Functional Power includes high voltage, low voltage, automotive and radio frequency products. Analog Products includes system power, power conversion, signal conditioning, switches and interface products. Standard Products includes optoelectronics lighting, standard linear, logic, standard diode and transistors and foundry products.

The following table presents selected operating segment financial information for the three and nine months ended October 1, 2006 and September 25, 2005.

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005
	(In millions)
Revenue and Operating Income (Loss):
Functional Power
Total revenue	$242.8	$195.0	$710.1	$592.7
Operating income	35.3	6.1	91.3	27.1

Analog Products
Total revenue	76.4	61.5	238.3	197.6
Operating loss	(10.2)	(15.0)	(6.7)	(31.0)

Standard Products
Total revenue	97.8	89.0	284.4	264.0
Operating income	14.0	3.2	30.8	5.3

Other
Operating loss (1)	(5.9)	(4.2)	(14.3)	(12.2)

Total Consolidated
Total revenue	$417.0	$345.5	$1,232.8	$1,054.3
Operating income (loss)	$33.2	$(9.9)	$101.1	$(10.8)

(1)	Includes $7.1 million and $20.0 million of stock-based compensation expense and a net gain of $1.1 million and $6.0 million on the sale of a product line in the three and nine months ended October 1, 2006, respectively, and also includes $0.4 million of fees associated with the refinancing of the senior credit facility in the second quarter of 2006. Includes $4.2 million and $12.2 million of restructuring in the three and nine months ended September 25, 2005, respectively.

Note 9 - Restructuring and Impairments

During the three and nine months ended October 1, 2006, the company recorded no restructuring and impairment charges.

During the three and nine months ended September 25, 2005, the company recorded restructuring charges of $4.2 million and $12.2 million, respectively. In the third quarter of 2005, these charges include $2.9 million in employee separation costs, $1.6 million in asset impairment charges, and a $0.3 million net reserve release due to a revised estimate of employee separation medical costs. For the nine months ended September 25, 2005, these charges also include $5.7 million in employee separation costs, $0.5 million in office closure costs, $2.1 million in asset impairment charges, $0.2 million of other transfer costs, a $0.3 million reserve release associated with the 2004 Infrastructure Realignment Program due to revised estimates, and a $0.2 million net reserve release due to revised estimates associated with first quarter employee separation charges.

The following tables present a summary of the activity in the company’s accrual for restructuring and impairment costs for the three and nine months ended October 1, 2006 (in millions).

	Accrual Balance at 12/25/2005	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 4/2/2006
2004 Infrastructure Realignment Program:
Employee Separation Costs	$0.8	$—	$(0.2)	$—	$—	$0.6
2005 Infrastructure Realignment Program:
Employee Separation Costs	4.1	—	(2.4)	—	—	1.7

	$4.9	$—	$(2.6)	$—	$—	$2.3

	Accrual Balance at 4/2/2006	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 7/2/2006
2004 Infrastructure Realignment Program:
Employee Separation Costs	$0.6	$—	$(0.4)	$—	$—	$0.2
2005 Infrastructure Realignment Program:
Employee Separation Costs	1.7	—	(0.5)	—	—	1.2

	$2.3	$—	$(0.9)	$—	$—	$1.4

	Accrual Balance at 7/2/2006	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 10/1/2006
2004 Infrastructure Realignment Program:
Employee Separation Costs	$0.2	$—	$(0.2)	$—	$—	$—
2005 Infrastructure Realignment Program:
Employee Separation Costs	1.2	—	(0.3)	—	—	0.9

	$1.4	$—	$(0.5)	$—	$—	$0.9

The company expects to complete payment of substantially all of the above restructuring accruals by the first quarter of 2007.

Note 10 – Derivatives

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement 133, did not have a material impact on earnings for the nine months ended October 1, 2006. No cash flow hedges were discontinued for the nine months ended October 1, 2006. Three cash flow hedges were discontinued for the nine months ended September 25, 2005. The $0.1 million favorable impact of terminating the hedges was recorded in earnings in accordance with SFAS 133.

Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction revenue or expense is recognized. The company estimates that the entire $0.3 million of net unrealized derivative losses included in OCI will be reclassified into earnings within the next twelve months.

Note 11 – Contingencies

Phosphorus Mold Compound Litigation and Claims. From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. The company has been named in lawsuits relating to these mold compound claims. In January 2005 the company was named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by the company’s products. Lucent amended the lawsuit in the second quarter of 2006 to include a fraud claim against the company. The company believes it has strong defenses against Lucent’s claims and intends to vigorously defend the lawsuit.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. The company has resolved similar claims with several of its leading customers. The company has exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, the company recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and an additional $6.9 million in the fourth quarter of 2005. These estimates were based upon assessments of the potential liability using an analysis of the claims and historical experience. At October 1, 2006 and December 25, 2005, the reserve for estimated potential settlement losses was $5.8 million and $17.2 million, respectively. The decrease in the reserve is due to settlement payments made during the first quarter of 2006. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur a liability in excess of the current reserve.

Patent Litigation With Power Integrations, Inc. On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. Power Integrations alleges that certain of the company’s pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing the company from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. The company has analyzed the Power Integrations patents in light of the company’s products and, based on that analysis, does not believe the company’s products violate Power Integrations’ patents. Accordingly, the company is vigorously contesting this lawsuit. The trial in the case has been divided into three phases. The first phase, held October 2-10, 2006, was on infringement, the willfulness of any infringement, and damages. On October 10, 2006, a jury returned a verdict finding that 33 of the company’s PWM products infringe one or more of seven claims of the four patents being asserted. The jury also found that the company’s infringement was willful, and assessed damages against the company of approximately $34 million. That verdict remains subject to the company’s appeal. The second phase of the trial, scheduled to begin December 4, 2006 before a different jury, will be on the validity of the Power Integrations patents being asserted. The enforceability of the patents will be handled in a third phase before the judge who is overseeing the case. For Power Integrations to prevail in the case and receive a judgment and injunction against the company, the patent claims found to have been infringed must also be found to be valid and enforceable in the remaining phases of the trial. The company believes it has identified inventions and publications, known as prior art, that pre-date the Power Integrations patents which the company believes would invalidate the patents. The company is also claiming that Power Integrations officials engaged in inequitable conduct before the

United States Patent and Trademark Office at the time when one or more of the patents was obtained, and the company believes that conduct should make the patent claims unenforceable.

In the second phase of the trial scheduled to begin December 4, 2006, the Power Integrations patents will be presumed to be valid and the company will have the burden of proving, by clear and convincing evidence, that the patents are invalid. To the extent the company is unable to do this, Power Integrations will be entitled to a judgment and damages as further discussed below. Power Integrations may also seek an injunction to prevent the company from making, selling or offering to sell in the United States, or from importing into the United States, products that infringe patents that are found valid and enforceable. Power Integrations has announced its intention to seek such an injunction in such event.

The jury in the first phase of the trial assessed damages against the company of approximately $34 million. Because the jury also found that the company’s infringement was willful, the judge in the case will have discretion to increase the damages award by up to three times the amount of the final damages award. The final damages award would be determined after the next two phases of the trial. To the extent the company succeeds in proving the patent claims invalid, the damages amount may be reduced, including to zero if the company proves all the claims invalid or unforceable. If the company is not successful, damages may also be increased by the judge to account for certain sales by the company after October 20, 2006 and as a result of the willful infringement finding. It is also possible that the company could be required to pay Power Integrations’ attorney’s fees and pre-judgment interest.

Although the company believes, based on the prior art the company has identified, that the company has invalidity and unenforceability defenses to Power Integrations’ patent claims, the results of litigation are difficult to predict and no assurance can be given that the company will succeed in proving the patents invalid or unenforceable. As discussed above, the judge overseeing the case has discretion over the amount of damages awarded, and over the granting and scope of any injunction against the company. Any damages award or injunction would be subject to appeal and the company would expect to carefully consider an appeal at the appropriate time. In such a case, if the company chooses to appeal, the company would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the pendency of the appeal.

The company has analyzed the potential for a loss from this litigation in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. Due to the company’s beliefs about its position in the case, and because the company is unable to reasonably estimate the amount of loss the company would incur if the company does not prevail, the company has not recorded a reserve for contingent loss. Should the company ultimately lose the lawsuit, such result could have an adverse impact on the company’s ability to sell products found to be infringing, either directly or indirectly in the U.S.

In a separate action, the company filed a lawsuit on April 11, 2006, against Power Integrations in the United States District Court for the Eastern District of Texas. The lawsuit asserts that Power Integrations’ PWM products infringe U.S. Patent No. 5,264,719. Intersil Americas owns U.S. Patent No. 5,264,719, for High Voltage Lateral Semiconductor Devices, and is a co-plaintiff with the company in the lawsuit. The company has held license rights under the patent since acquiring Intersil’s power discrete business in 2001, and the company more recently secured exclusive rights to assert the patent against Power Integrations. The company intends to take all possible steps to seek a court order to stop Power Integrations from making, using, selling, offering for sale or importing the infringing products into the U.S. and to obtain monetary damages for Power Integrations’ infringing activities.

ZTE Corporation v. Fairchild Semiconductor Corporation. On December 30, 2004, the company’s wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by ZTE Corporation, a communications equipment manufacturer, in Guangdong Higher People’s Court in Guangzhou, People’s Republic of China. The complaint filed by ZTE alleges that certain of the company’s products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 Chinese yuan as damages (equivalent to approximately $8.2 million U.S. dollars based on exchange rates at October 1, 2006). The company contested the lawsuit in a trial held on October 20, 2005. The court’s decision remains pending and the company is unable to predict when a decision will be reached. The company continues to deny the allegations in the lawsuit.

From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on its business, financial condition, results of operations or cash flows.

Note 12 – Acquisitions and Divestitures

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

On January 3, 2006, the company announced the sale of the light-emitting diode (LED) lamps and displays product line to Everlight International Corporation, a U.S. subsidiary of Everlight Electronics Company, Ltd., of Taiwan. The company decided to sell the LED lamps and displays product line as it does not fit the strategic direction of the company. The company will retain the optocoupler and infrared product lines, as these products are closer to and complement the company’s core strategy. The company intends to grow these product lines through focused research and development.

As part of the sale agreement, the company will assist Everlight with transitioning the product line by continuing to directly support the sale of LED lamps and displays products to its customers for an appropriate period of time. As a result of the sale, the company recorded a net gain on the sale of $6.0 million in the first nine months of 2006, and net cash proceeds of $6.6 million. The divestiture is considered immaterial and therefore no pro forma results of operations have been presented.

Note 13 – Refinancing of Senior Credit Facility

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

Note 14 – Condensed Consolidating Financial Statements

The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of October 1, 2006 and December 25, 2005 and related condensed consolidating statements of operations for the three and nine months ended October 1, 2006 and September 25, 2005 and condensed consolidating statements of cash flows for the nine months ended October 1, 2006 and September 25, 2005.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	October 1, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$350.5	$—	$169.0	$—	$519.5
Short-term marketable securities	—	34.5	—	—	—	34.5
Accounts receivable, net	—	19.2	(6.7)	148.4	—	160.9
Inventories	—	134.1	2.3	106.3	—	242.7
Deferred income taxes, net	—	—	—	6.8	—	6.8
Other current assets	—	14.8	6.3	13.3	—	34.4

Total current assets	—	553.1	1.9	443.8	—	998.8
Property, plant and equipment, net	—	271.6	1.6	373.3	—	646.5
Deferred income taxes	—	—	—	1.4	—	1.4
Intangible assets, net	—	27.2	12.1	70.2	—	109.5
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	2.0	—	—	—	2.0
Investment in subsidiary	1,117.4	926.4	250.2	92.5	(2,386.5)	—
Other assets	—	13.8	2.2	14.6	—	30.6

Total assets	$1,117.4	$1,961.8	$329.8	$996.2	$(2,386.5)	$2,018.7

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.8	$—	$—	$—	$3.8
Accounts payable	—	60.6	1.1	40.1	—	101.8
Accrued expenses and other current liabilities	—	85.8	3.5	65.3	—	154.6

Total current liabilities	—	150.2	4.6	105.4	—	260.2
Long-term debt, less current portion	—	589.7	—	—	—	589.7
Net intercompany (receivable) payable	—	79.2	(251.1)	171.9	—	—
Deferred income taxes	—	25.2	—	7.6	—	32.8
Other liabilities	—	0.5	—	18.5	—	19.0

Total liabilities	—	844.8	(246.5)	303.4	—	901.7

Commitments and contingencies
Temporary equity - deferred stock units	1.9	—	—	—	—	1.9
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,312.0	—	—	—	—	1,312.0
Retained earnings (accumulated deficit)	(191.2)	1,117.4	576.3	692.8	(2,386.5)	(191.2)
Accumulated other comprehensive loss	—	(0.4)	—	—	—	(0.4)
Less treasury stock (at cost)	(6.5)	—	—	—	—	(6.5)

Total stockholders’ equity	1,115.5	1,117.0	576.3	692.8	(2,386.5)	1,115.1

Total liabilities, temporary equity and stockholders’ equity	$1,117.4	$1,961.8	$329.8	$996.2	$(2,386.5)	$2,018.7

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended October 1, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$377.6	$0.7	$510.0	$(471.3)	$417.0
Cost of sales	—	337.7	0.5	422.2	(471.3)	289.1

Gross profit	—	39.9	0.2	87.8	—	127.9

Operating Expenses:
Research and development	—	17.0	3.8	7.7	—	28.5
Selling, general and administrative	—	39.2	1.4	20.8	—	61.4
Amortization of acquisition-related intangibles	—	1.4	0.6	3.9	—	5.9
Gain on sale of product line, net	—	0.1	(1.2)	—	—	(1.1)

Total operating expenses	—	57.7	4.6	32.4	—	94.7

Operating income (loss)	—	(17.8)	(4.4)	55.4	—	33.2
Interest expense	—	10.2	—	—	—	10.2
Interest income	—	(3.0)	—	(1.8)	—	(4.8)
Other expense (income)	—	(0.6)	—	0.1	—	(0.5)
Equity in subsidiary income	(25.1)	(50.7)	(8.6)	—	84.4	—

Income before income taxes	25.1	26.3	4.2	57.1	(84.4)	28.3
Provision for income taxes	—	1.2	—	2.0	—	3.2

Net income	$25.1	$25.1	$4.2	$55.1	$(84.4)	$25.1

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Nine Months Ended October 1, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$1,134.7	$2.6	$1,507.0	$(1,411.5)	$1,232.8
Cost of sales	—	1,011.5	4.2	1,253.2	(1,411.5)	857.4

Gross profit (loss)	—	123.2	(1.6)	253.8	—	375.4

Operating expenses:
Research and development	—	47.6	11.1	22.3	—	81.0
Selling, general and administrative	—	115.9	5.5	60.3	—	181.7
Amortization of acquisition-related intangibles	—	4.1	1.6	11.9	—	17.6
Gain on sale of product line, net	—	0.1	(5.7)	(0.4)	—	(6.0)

Total operating expenses	—	167.7	12.5	94.1	—	274.3

Operating income (loss)	—	(44.5)	(14.1)	159.7	—	101.1
Interest expense	—	32.6	—	—	—	32.6
Interest income	—	(9.8)	(0.2)	(5.8)	—	(15.8)
Other expense (income)	—	(0.5)	—	0.1	—	(0.4)
Equity in subsidiary income	(74.7)	(142.6)	(18.8)	—	236.1	—

Income before income taxes	74.7	75.8	4.9	165.4	(236.1)	84.7
Provision for income taxes	—	1.1	—	8.9	—	10.0

Net income	$74.7	$74.7	$4.9	$156.5	$(236.1)	$74.7

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended October 1, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Cash flows provided by operating activities:	$—	$42.5	$0.4	$84.7	$127.6

Investing activities:
Purchase of marketable securities	—	(117.1)	—	—	(117.1)
Sale of marketable securities	—	245.9	—	—	245.9
Maturity of marketable securities	—	50.1	—	—	50.1
Capital expenditures	—	(21.1)	(0.4)	(64.1)	(85.6)
Purchase of molds and tooling	—	—	—	(1.4)	(1.4)
Sale of strategic investment	—	1.1	—	—	1.1
Acquisitions and divestitures, net of cash	—	5.4	—	—	5.4
Investment (in) from affiliate	(17.3)	17.3	—	—	—

Cash provided by (used in) investing activities	(17.3)	181.6	(0.4)	(65.5)	98.4

Financing activities:
Repayment of long-term debt	—	(53.1)	—	—	(53.1)
Proceeds from issuance of common stock and from exercise of stock options, net	24.5	—	—	—	24.5
Purchase of treasury stock	(7.2)	—	—	—	(7.2)
Debt Issuance costs	—	(1.4)	—	—	(1.4)

Cash provided by (used in) financing activities	17.3	(54.5)	—	—	(37.2)

Net change in cash and cash equivalents	—	169.6	—	19.2	188.8
Cash and cash equivalents at beginning of period	—	180.9	—	149.8	330.7

Cash and cash equivalents at end of period	$—	$350.5	$—	$169.0	$519.5

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$12.4	$—	$6.5	$18.9

Interest	$—	$28.4	$—	$—	$28.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	December 25, 2005
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$180.9	$—	$149.8	$—	$330.7
Short-term marketable securities	—	182.5	—	—	—	182.5
Accounts receivable, net	—	16.5	—	112.1	—	128.6
Inventories	—	101.9	1.3	97.3	—	200.5
Deferred income taxes, net	—	—	—	3.3	—	3.3
Other current assets	—	18.7	—	10.2	—	28.9

Total current assets	—	500.5	1.3	372.7	—	874.5
Property, plant and equipment, net	—	281.5	1.4	352.1	—	635.0
Intangible assets, net	—	30.6	13.8	81.7	—	126.1
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	32.7	—	—	—	32.7
Investment in subsidiary	1,004.6	906.6	263.2	92.3	(2,266.7)	—
Other assets	—	14.1	1.8	14.2	—	30.1

Total assets	$1,004.6	$1,933.7	$343.3	$913.4	$(2,266.7)	$1,928.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5.6	$—	$—	$—	$5.6
Accounts payable	—	56.5	0.5	38.2	—	95.2
Accrued expenses and other current liabilities	—	87.3	0.6	41.0	—	128.9

Total current liabilities	—	149.4	1.1	79.2	—	229.7
Long-term debt, less current portion	—	641.0	—	—	—	641.0
Net intercompany (receivable) payable	—	112.0	(247.7)	135.7	—	—
Deferred income taxes	—	22.3	—	11.2	—	33.5
Other liabilities	—	0.5	—	15.1	—	15.6

Total liabilities	—	925.2	(246.6)	241.2	—	919.8

Commitments and contingencies
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,274.1	—	—	—	—	1,274.1
Retained earnings (accumulated deficit)	(265.9)	1,004.6	589.9	672.2	(2,266.7)	(265.9)
Accumulated other comprehensive income	—	3.9	—	—	—	3.9
Less treasury stock (at cost)	(4.8)	—	—	—	—	(4.8)

Total stockholders’ equity	1,004.6	1,008.5	589.9	672.2	(2,266.7)	1,008.5

Total liabilities and stockholders’ equity	$1,004.6	$1,933.7	$343.3	$913.4	$(2,266.7)	$1,928.3

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 25, 2005
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$324.2	$1.1	$429.0	$(408.8)	$345.5
Cost of sales	—	298.9	3.3	380.4	(408.8)	273.8

Gross profit (loss)	—	25.3	(2.2)	48.6	—	71.7

Operating Expenses:
Research and development	—	11.5	2.6	5.6	—	19.7
Selling, general and administrative	—	35.5	1.1	15.2	—	51.8
Amortization of acquisition-related intangibles	—	1.4	0.5	4.0	—	5.9
Restructuring and impairments	—	3.9	0.1	0.2	—	4.2

Total operating expenses	—	52.3	4.3	25.0	—	81.6

Operating income (loss)	—	(27.0)	(6.5)	23.6	—	(9.9)
Interest expense	—	9.5	—	—	—	9.5
Interest income	—	(2.9)	(0.1)	(0.4)	—	(3.4)
Other income, net	—	(3.4)	—	—	—	(3.4)
Equity in subsidiary (income) loss	20.8	(12.8)	7.1	—	(15.1)	—

Income (loss) before income taxes	(20.8)	(17.4)	(13.5)	24.0	15.1	(12.6)
Provision for income taxes	—	3.4	0.1	4.7	—	8.2

Net income (loss)	$(20.8)	$(20.8)	$(13.6)	$19.3	$15.1	$(20.8)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Nine Months Ended September 25, 2005
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$1,007.6	$3.7	$1,312.0	$(1,269.0)	$1,054.3
Cost of sales	—	929.6	8.1	1,161.2	(1,269.0)	829.9

Gross profit (loss)	—	78.0	(4.4)	150.8	—	224.4

Operating expenses:
Research and development	—	32.7	8.0	17.5	—	58.2
Selling, general and administrative	—	99.1	3.1	44.5	—	146.7
Amortization of acquisition-related intangibles	—	4.3	1.8	12.0	—	18.1
Restructuring and impairments	—	10.8	0.1	1.3	—	12.2

Total operating expenses	—	146.9	13.0	75.3	—	235.2

Operating income (loss)	—	(68.9)	(17.4)	75.5	—	(10.8)
Interest expense	—	31.5	—	—	—	31.5
Interest income	—	(8.6)	(0.1)	(0.7)	—	(9.4)
Other expense, net	—	20.5	—	—	—	20.5
Equity in subsidiary (income) loss	230.6	(38.9)	(3.4)	—	(188.3)	—

Income (loss) before income taxes	(230.6)	(73.4)	(13.9)	76.2	188.3	(53.4)
Provision for income taxes	5.9	157.2	12.5	7.5	—	183.1

Net income (loss)	$(236.5)	$(230.6)	$(26.4)	$68.7	$188.3	$(236.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 25, 2005
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(161.7)	$—	$246.8	$85.1

Investing activities:
Purchase of marketable securities	—	(472.1)	—	—	(472.1)
Sale of marketable securities	—	825.4	—	—	825.4
Maturity of marketable securities	—	20.6	—	—	20.6
Capital expenditures	—	(26.4)	—	(45.5)	(71.9)
Purchase of molds and tooling	—	—	—	(1.8)	(1.8)
Investment (in) from affiliate	(4.4)	4.4	—	—	—

Cash provided by (used in) investing activities	(4.4)	351.9	—	(47.3)	300.2

Financing activities:
Repayment of long-term debt	—	(355.3)	—	—	(355.3)
Issuance of long-term debt	—	154.5	—	—	154.5
Proceeds from issuance of common stock and from exercise of stock options, net	10.4	—	—	—	10.4
Purchase of treasury stock	(6.0)	—	—	—	(6.0)
Other	—	(1.0)	—	—	(1.0)

Cash provided by (used in) financing activities	4.4	(201.8)	—	—	(197.4)

Net change in cash and cash equivalents	—	(11.6)	—	199.5	187.9
Cash and cash equivalents at beginning of period	—	96.6	—	49.7	146.3

Cash and cash equivalents at end of period	$—	$85.0	$—	$249.2	$334.2

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$—	$—	$6.6	$6.6

Interest	$—	$38.0	$—	$—	$38.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

Overview

During 2006, we continue to focus on power products. Our power product revenue has grown from just 15% of total sales in fiscal year 1997 to 77% of total sales in the first nine months of fiscal year 2006, making us the top supplier of power semiconductors in the world. We have a wide portfolio of products that leverage expertise in both analog and discrete power technologies, as well as products that provide our customers with an integrated total power management solution in a single or multi-chip module package.

At the beginning of 2006, we changed the titles of our operating segments to align them with the way management runs the company. The new segment titles are Functional Power and Analog Products, which management previously referred to as Power Discrete and Power Analog, respectively, and Standard Products, which did not change. These title changes had no impact on our segment reporting.

Our primary business goal for 2006 is to improve the value of our product mix to drive higher margins and improve our profitability and return on investment. During 2006, we are focusing on raising gross margins by managing product mix more selectively and increasing the mix of our more proprietary, higher margin new products, while also discontinuing outdated and low margin products. One element of this approach is to hold annual capital expenditures to 6 to 8% of sales. Our percentage of capital expenditures to sales for the first nine months of 2006 and 2005 was 7%. We employ a disciplined capital expenditure process that requires shifting capacity from lower margin products to higher margin, faster growing products in order for spending to remain within this lower capital budget.

In mid-2005, we changed our management and incentive structure for the distribution channel to primarily focus on distribution re-sales rather than sales into the distribution channel. As a result of these changes, we maintained distribution inventory on hand at approximately 11 weeks in the third quarter of 2006 as compared to approximately 13 weeks in the third quarter of 2005. Internal inventories for the same time period increased by approximately $26 million and inventory turns increased from 4.8 to 4.9 times. Internal inventory at that end of the third quarter of 2006 is slightly more than the level required to support our current shipping rate and as a result we adjusted our build plan in the third quarter and we expect again in the fourth quarter to improve internal inventory turns.

Gross margins, operating margins and inventory turns continue to be key indices that both senior management and our investors utilize to measure our financial performance. Another key performance indicator we use is days sales outstanding (DSO). In the third quarter of 2006, DSO was 35 days compared to 37 days in the third quarter of 2005.

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

The Functional Power Group continues to develop state of the art packaging technologies, proprietary MOFSET silicon technology, and integrated custom power system solutions. Our proprietary silicon technology gives us technical and/or cost advantages that allow us to drive value and corresponding margin advantages. By integrating our advanced MOFSET silicon technology, analog IC expertise and packaging technologies into a complete solution for our customers, we expect to steadily improve gross margins and at the same time, the value proposition to our customers. In addition, as we generate new business on high value products, we expect to continue to mix out non-strategic, low margin business, which we expect will further increase overall gross margin performance.

We continue to follow our “asset-light” investment strategy for many of our standard products, which typically have lower gross margins and lower or negative long-term sales growth potential. Through this strategy we are gradually transferring the manufacturing for these mature products to third-party subcontractors, where appropriate, thereby allowing our own manufacturing facilities to focus on building higher growth, higher margin and more proprietary products. We believe that by following this long term “asset-light” approach for mature products, we will improve our return on invested capital and lessen our exposure to falling prices on commodity products during industry downturns.

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

The first quarter of 2006 included 14 weeks compared to 13 weeks for all other quarters presented.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Nine Months Ended
	October 1, 2006		September 25, 2005		October 1, 2006		September 25, 2005
	(Dollars in millions)
Total revenues	$417.0	100%	$345.5	100%	$1,232.8	100%	$1,054.3	100%
Gross profit	127.9	31%	71.7	21%	375.4	30%	224.4	21%
Operating expenses:
Research and development	28.5	7%	19.7	6%	81.0	7%	58.2	6%
Selling, general and administrative	61.4	15%	51.8	15%	181.7	15%	146.7	14%
Amortization of acquisition-related intangibles	5.9	1%	5.9	2%	17.6	1%	18.1	2%
Restructuring and impairments	—	0%	4.2	1%	—	0%	12.2	1%
Gain on sale of product line, net	(1.1)	0%	—	0%	(6.0)	0%	—	0%

Total operating expenses	94.7	23%	81.6	24%	274.3	22%	235.2	22%
Operating income (loss)	33.2	8%	(9.9)	-3%	101.1	8%	(10.8)	-1%
Interest expense	10.2	2%	9.5	3%	32.6	3%	31.5	3%
Interest income	(4.8)	-1%	(3.4)	-1%	(15.8)	-1%	(9.4)	-1%
Other expense (income)	(0.5)	0%	(3.4)	-1%	(0.4)	0%	20.5	2%

Income (loss) before income taxes	28.3	7%	(12.6)	-4%	84.7	7%	(53.4)	-5%
Provision for income taxes	3.2	1%	8.2	2%	10.0	1%	183.1	17%

Net income (loss)	$25.1	6%	$(20.8)	-6%	$74.7	6%	$(236.5)	-22%

Total Revenues. Total revenue for the third quarter and first nine months of 2006 increased $71.5 million and $178.5 million, or 21% and 17%, respectively, as compared to the same periods in 2005. The increase in revenue was seen across all segments, with Analog Products, Functional Power, and Standard Products increasing 21%, 20% and 8%, respectively, during the first nine months of 2006, as compared to 2005. Functional Power accounted for nearly two-thirds of the dollar increase (or $117.4 million for the first nine months of 2006). In addition, throughout 2005 we were correcting the levels of inventory in our distribution channel and constraining the sales into this channel. Included in revenue during 2006 was an additional week of revenue in the first quarter as compared to 2005. For the first nine months of 2006, increases in unit volumes contributed approximately 25% of the increase, offset by product mix and price related decreases in average selling prices of 8%.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore and excludes Korea) for the three and nine months ended October 1, 2006 and September 25, 2005.

	Three Months Ended		Nine Months Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005
United States	10%	10%	10%	10%
Other Americas	3	2	3	2
Europe	11	11	12	11
China	27	25	26	25
Taiwan	18	20	19	20
Korea	16	16	15	16
Other Asia/Pacific	15	16	15	16

Total	100%	100%	100%	100%

Gross Profit. The increase in gross profit for the third quarter and first nine months of 2006, as compared to 2005, was driven by higher unit volumes, increased factory utilization, improved product mix and lower depreciation expense, partially offset by higher variable compensation accruals and equity based compensation expense, higher material costs and increased subcontractor costs. Unit volumes for the third quarter and first nine months of 2006 increased 22% and 25%, respectively. We had $23.9 million lower depreciation expense for the first nine months of 2006, primarily as a result of a change in certain useful life estimates of machinery and equipment in the third quarter of 2005 from five years to eight years. Included in gross profit is an increase in variable compensation accruals of approximately $7.7 million and $16.3 million in the third quarter and first nine months of 2006, respectively. Also included in gross profit in the third quarter and first nine months of 2006 is $1.7 million and $4.1 million of stock-based compensation expense, respectively, which is included in our “Other” reportable segment.

Stock-Based Compensation Expense. On December 26, 2005 (first day of fiscal 2006), we adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the modified prospective application method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. Under the modified prospective application method, stock-based compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based awards granted prior to but not yet vested as of December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method of adoption, the company’s results of operations and financial position for prior periods have not been restated.

Compensation cost for stock options is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make several assumptions, two of which are expected volatility and expected life. In light of SFAS 123(R), we have reevaluated the assumptions used in estimating the fair value of employee options granted. Based on this reevaluation, we have revised our methodology for estimating volatility and expected life effective beginning in the third quarter of 2005. For expected volatility, we evaluated historical volatility and determined that using historical volatility is the most appropriate approach. As options in our stock are not actively traded, we determined that utilizing an implied volatility factor would not be appropriate. We calculated historical volatility for the period that is commensurate with the option’s expected life assumption. For expected life, we evaluated terms based on history and exercise patterns across our demographic population to determine a reasonable assumption. We estimated these assumptions considering the guidance in SFAS 123(R) and Staff Accounting Bulletin (SAB) 107.

In the third quarter and first nine months of 2006, we recognized $7.1 million and $20.0 million of stock-based compensation expense, respectively. As of October 1, 2006, $0.8 million of stock-based compensation expense is included in inventory. Included in total stock-based compensation costs (including capitalized costs) of $7.0 million and $20.8 million for the third quarter and first nine months of 2006, respectively, is $3.5 million and $8.8 million for the third quarter and first nine months of 2006, respectively, relating to deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs) that would have been recorded under Accounting Principles Board (APB) 25 even if SFAS 123(R) had not been adopted.

The adoption of SFAS 123(R) impacted diluted earnings per share for the three and nine months ended October 1, 2006 by $0.03 and $0.09, respectively. We expect stock-based compensation expense to be between $6.0 million and $7.0 million per quarter for the remainder of 2006.

As of October 1, 2006, the total stock-based compensation cost related to unvested awards not yet recognized in the statement of operations was $19.3 million for options, $4.3 million for DSUs, $4.7 million for RSUs and $9.4 million for PUs. The related weighted average remaining recognition period (in years) was 1.6 for options, 1.3 for DSUs, 1.9 for RSUs and 2.2 for PUs.

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

Operating Expenses. Research and development (R&D) expenses were slightly higher as a percentage of sales for the third quarter and first nine months of 2006, as compared to 2005. The increase is in line with our strategic decision to increase our focus on R&D as we develop new products. Included in R&D is $1.1 million and $3.4 million of stock-based compensation expense in the third quarter and first nine months of 2006, respectively. R&D also includes an increase in variable compensation accruals of approximately $3.6 million and $8.0 million in the third quarter and first nine months of 2006, respectively. Lastly, the third quarter of 2006 includes a $0.3 million charge to realign portions of our product development organization. This action was completed in order to improve the efficiency of certain market development activities shared by multiple product lines. Selling, general and administrative (SG&A) expenses increased for the third quarter and first nine months of 2006, as compared to 2005. The increase was primarily the result of increased variable compensation accruals of approximately $7.2 million and $16.3 million, respectively, stock-based compensation expense of $4.3 million and $12.5 million, respectively, and increased year to date legal costs of approximately $2.0 million. Lastly, SG&A includes a $0.5 million charge related to the above realignment action.

The decrease in amortization of acquisition-related intangibles is due to certain intangibles becoming fully amortized during the second quarter of 2005 and the impairment loss recorded in the third quarter of 2005. During the second quarter of 2006, we completed our acquisition of the design team and certain assets of Orion Design Technologies (Orion). As part of this acquisition, we acquired $1.0 million in assembled workforce, which is being amortized over the estimated useful life of 5 years. The amortization related to the Orion acquisition slightly offset the overall decrease in acquisition amortization.

The three and nine months ended October 1, 2006 included a net gain of $1.1 million and $6.0 million, respectively, on the sale of the light-emitting diode (LED) lamps and displays product lines.

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

The 2005 Infrastructure Realignment Program commenced during the first quarter of 2005 and is expected to be substantially complete by the fourth quarter of 2006. This program impacted approximately 140 manufacturing and non-manufacturing personnel. We anticipate annual cost savings associated with employee separation of approximately $7.5 million beginning in the fourth quarter of 2006. In addition, we expect annualized cost savings of $0.5 million associated with depreciation savings related to the second quarter 2005 asset impairment charge.

Interest Expense. Interest expense in the third quarter and first nine months of 2006 increased $0.7 million and $1.1 million, respectively, as compared to 2005, due to rising interest rates on our variable rate term loan. In addition, there was an extra week of interest expense in the first quarter of 2006.

Interest Income. Interest income in the third quarter and first nine months of 2006 increased $1.4 million and $6.4 million, respectively, as compared to 2005, due to improved rates of return earned on cash and short-term marketable securities as well as higher cash balances. In addition, there was an extra week of interest income in the first quarter of 2006.

Other Expense (Income). The third quarter and first nine months of 2006 includes a gain of $(0.6) million on the sale of a strategic investment. In the third quarter and first nine months of 2005, we recorded $(2.7) million for lawsuit settlement gains and a net $(0.7) million recovery of equity investment write-offs. The net $(0.7) million recovery includes a $1.1 million charge associated with the write-down of an equity investment, offset by a $1.8 million recovery of a third quarter 2004 equity investment write-off. The first nine months of 2005 also included $23.9 million for costs associated with the redemption of our 10 1/2% Notes. These costs included $18.5 million for the call premium and other transaction fees and a $5.4 million non-cash write off of deferred financing fees.

Income Taxes. Included in income tax expense during the third quarter and first nine months of 2005 is a non-cash tax charge of $9.2 million and $204.6 million, respectively, recorded to increase the valuation allowance for U.S. deferred tax assets.

The effective tax rate for the third quarter and first nine months of 2006 was 11.3% and 11.8%, respectively. The effective tax rate for the first nine months of 2006 includes a net tax benefit of $3.5 million recorded in the first quarter as a result of finalization of certain tax filings and audit outcomes and a $2.4 million tax benefit from the adjustment of certain foreign tax assets and liabilities recorded in the third quarter of 2006.

Changes in the location of taxable income and losses could result in significant changes in the underlying effective tax rate.

Reportable Segments.

The following tables present comparative disclosures of revenue and gross profit of our reportable segments.

	Three Months Ended
	October 1, 2006				September 25, 2005
	Revenue	% of total	Gross Profit %	Operating Income (loss)	Revenue	% of total	Gross Profit %	Operating Income (loss)
	(Dollars in millions)
Functional Power	$242.8	58.2%	33.2%	$35.3	$195.0	56.4%	23.5%	$6.1
Analog Products	76.4	18.3%	29.6%	(10.2)	61.5	17.8%	14.5%	(15.0)
Standard Products	97.8	23.5%	26.9%	14.0	89.0	25.8%	19.0%	3.2
Other (1)	—	0.0%	0.0%	(5.9)	—	0.0%	0.0%	(4.2)

Total	$417.0	100.0%	30.7%	$33.2	$345.5	100.0%	20.8%	$(9.9)

	Nine Months Ended
	October 1, 2006				September 25, 2005
	Revenue	% of total	Gross Profit %	Operating Income (loss)	Revenue	% of total	Gross Profit %	Operating Income (loss)
	(Dollars in millions)
Functional Power	$710.1	57.6%	31.7%	$91.3	$592.7	56.2%	23.8%	$27.1
Analog Products	238.3	19.3%	35.9%	(6.7)	197.6	18.7%	19.2%	(31.0)
Standard Products	284.4	23.1%	24.2%	30.8	264.0	25.1%	17.2%	5.3
Other (1)	—	0.0%	0.0%	(14.3)	—	0.0%	0.0%	(12.2)

Total	$1,232.8	100.0%	30.5%	$101.1	$1,054.3	100.0%	21.3%	$(10.8)

(1)	Operating loss includes $7.1 million and $20.0 million of stock-based compensation expense and a net gain of $1.1 million and $6.0 million on the sale of a product line in the three and nine months ended October 1, 2006, respectively, and also includes $0.4 million of fees associated with the refinancing of the senior credit facility in the second quarter of 2006. Operating loss includes $4.2 million and $12.2 million of restructuring expense in the three and nine months ended September 25, 2005.

Functional Power

Functional Power revenues increased approximately 25% and 20% in the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005. The first quarter of 2006 includes 14 weeks compared to 13 weeks in the first quarter of 2005. During the first nine months of 2006, an increase in unit volumes grew revenues 23%, offset by a price and product mix related decline in average selling prices of 3%. Gross profits increased due to higher unit volumes, improved product mix, better management of channel and internal inventory and lower depreciation expense. Gross profit was also positively impacted approximately $4.2 million as the result of a sales reserve adjustment between the product lines. The overall increase in gross profit was slightly offset by declines due to higher material costs and increased subcontractor costs.

Functional Power had operating income of $35.3 million and $91.3 million in the third quarter and first nine months of 2006, respectively, compared to $6.1 million and $27.1 million for the comparable period of 2005. The increase in operating income was due to higher gross profits partially offset by higher R&D and SG&A expenses. R&D expenses increased due to higher variable compensation accruals and our continued focus on developing new products. SG&A expenses increased mainly due to increased variable compensation accruals and spending to support our continued growth in 2006.

Analog Products

Analog Products revenues increased approximately 24% and 21% in the third quarter and first nine months of 2006, respectively, as compared to the same periods of 2005. The first quarter of 2006 includes 14 weeks compared to 13 weeks in the first quarter of 2005. During the first nine months of 2006, unit volumes increased revenues 27%, while product mix and price related decreases in average selling prices reduced revenue by 6%. Gross profit increased due to higher unit volumes, better product mix of higher margin products, improved inventory management, and lower depreciation expenses. The overall increase in gross profit was slightly offset by declines due to higher material costs and increased subcontractor costs. Gross profit was also negatively impacted approximately $5.8 million as the result of a sales reserve adjustment between the product lines.

Analog products had operating loss of $10.2 million and $6.7 million in the third quarter and first nine months of 2006, respectively, compared to $15.0 million and $31.0 million for the comparable period in 2005, respectively. The improvement in operating loss was due to higher gross profit, partially offset by higher R&D and SG&A expenses. R&D expenses increased due to continued investment in developing differentiated, high value products leveraging our expertise across product, process and package development. In addition, R&D in the third quarter of 2006 includes a $0.3 million charge to realign portions of our product development organization. This action was completed in order to improve the efficiency of certain market development activities. Lastly, higher variable compensation accruals contributed to the R&D increase. SG&A expenses increased primarily due to higher variable compensation accruals and increased legal expenses. SG&A also increased due to a $0.5 million charge related to the above realignment action. Acquisition amortization decreased due to certain intangible assets becoming fully amortized during the second quarter of 2005, offset slightly by an increase as a result of the Orion acquisition during the second quarter of 2006.

Standard Products

Standard Products revenues increased approximately 10% and 8% in the third quarter and first nine months of 2006, respectively, as compared to the same periods of 2005. The first quarter of 2006 includes 14 weeks compared to 13 weeks in the first quarter of 2005. During the first nine months of 2006, increases in unit volumes grew revenues by 26%, while product mix and price related decreases in average selling prices reduced revenue 18%. The decrease in average selling prices was due to increasing our volumes on lower cost, higher margin products. During the first quarter of 2006 we sold our LED lamps and displays product line, which resulted in a decrease in revenue of $21.1 million in the first nine months of 2006, as compared to 2005. Generally, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as our strategic focus shifts to the Analog Products and Functional Power segments. While we anticipate revenues will continue to decline as a percentage of our total revenues, our strategy is to manage Standard Products more selectively, while maintaining or increasing our margins in this business. Gross profit, excluding the effect of the sale of the LED lamps and displays product line, which was approximately $3.5 million, increased due to product mix improvements, lower costs, lower depreciation expense and improved inventory management and factory utilization. Gross profit was positively impacted $1.4 million due to the recovery of costs relating to a subcontractor settlement. In addition, gross profit was positively impacted approximately $1.6 million as the result of a sales reserve adjustment between the product lines. The overall increase in gross profit was slightly offset by higher material costs and increased subcontractor costs.

Standard Products had operating income of $14.0 million and $30.8 million in the third quarter and first nine months of 2006, respectively, compared to $3.2 million and $5.3 million for the comparable period in 2005, respectively. The increase in operating income was primarily due to higher gross profit. R&D expenses decreased due to the LED lamps and displays product line divestiture and the reduction of certain factory R&D efforts, offset somewhat by higher variable compensation accruals. SG&A expenses decreased due to the LED lamps and displays divestiture, offset by increases in variable compensation accruals. Acquisition amortization decreased due to certain intangibles becoming fully amortized in the second quarter of 2005.

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

We have a borrowing capacity of $100.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At October 1, 2006, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $79.5 million available under this senior credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $14.8 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.

Our senior credit facility, which includes the $375.0 million term loan and the $100.0 million revolving line of credit, the indenture governing our 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants which could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At October 1, 2006, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures over the next twelve months. We had capital expenditures of $85.6 million in the first nine months of 2006.

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

As of October 1, 2006, our cash, cash equivalents, and short-term and long-term marketable securities were $556.0 million, an increase of $10.1 million from December 25, 2005.

During the first nine months of 2006, our cash provided by operations was $127.6 million compared to $85.1 million in the comparable period of 2005. The following table presents a summary of net cash provided by operating activities during the first nine months of 2006 and 2005, respectively.

	Nine Months Ended
	October 1, 2006	September 25, 2005
	(In millions)
Net income (loss)	$74.7	$(236.5)
Depreciation and amortization	86.4	119.4
Non-cash stock-based compensation	20.0	5.4
Deferred income taxes, net	(0.1)	177.1
Other, net	(3.7)	11.8
Change in other working capital accounts	(49.7)	7.9

Cash provided by operating activities	$127.6	$85.1

The change in cash provided by operating activities was primarily due to an increase in net income of $311.2 million, which includes $195.4 relating to the non-cash deferred income tax reserve expense recorded in the second quarter of 2005. Depreciation and amortization decreased by $33.0 million primarily as a result of a change in certain useful life estimates of machinery and equipment from five years to eight years. The changes in the working capital accounts were primarily driven by increases in accounts receivable and inventories, which is attributable to an increase in revenue and activities to support business growth. Our current liabilities increased primarily due to increases in accounts payable and higher variable compensation accruals. These increases were partially offset by income tax payments, payments made in the first quarter of 2006 on accruals relating to litigation settlements, and payments made on restructuring accruals.

Cash provided by investing activities during the first nine months of 2006 totaled $98.4 million compared to $300.2 million for the comparable period of 2005. The decrease primarily results from the net reduction of purchases and sales of marketable securities as we move away from the use of auction rate securities to other cash equivalent investments with improved rates of return. Our capital expenditures during the first nine months of 2006 increased in comparison to 2005, which is in line with our continued efforts to hold annual capital expenditures to 6 to 8 % of sales.

Cash used in financing activities of $37.2 million for the first nine months of 2006 was primarily due to the repayment of long term debt. We paid down $50.0 million on our term loan during the second quarter of 2006. Cash used in financing activities of $197.4 million for the first nine months of 2005 was primarily due to the repayment of the company’s 10 1/2% Notes, net of the issuance of long-term debt.

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

Policy on Business Outlook Disclosure and Quiet Periods

It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The business outlook below is consistent with the business outlook included in our October 19, 2006 press release announcing third quarter results. The second update is within a press release issued approximately two months into each quarter. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the business outlook is not updated to reflect management’s current expectations. The quiet period for the fourth quarter of 2006 will be from December 16, 2006 until January 25, 2007 when we plan to release our fourth quarter and full year 2006 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations for the quarter in question.

Outlook

We expect fourth quarter revenues will be flat to up 2% sequentially and gross margins to be 50 to 200 basis points lower sequentially as we work to reduce internal inventories during the fourth quarter, especially for our analog products, to better position us for the first half of 2007. We expect R&D and SG&A spending, including equity based compensation, to remain at about 21.0 – 21.5% of sales for the fourth quarter. Equity based compensation expense is expected to continue to be between $6—7 million.

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We have yet to determine the impact, if any, of SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 123(R). This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes that occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal-end statement of financial position is effective for fiscal years ending after December 15, 2008. We have yet to determine the impact, if any, of SFAS 158 on our consolidated financial statements.

In June 2006, the FASB issued Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. This statement is effective for fiscal years beginning after December 15, 2006. We have yet to determine the impact, if any, of FIN 48 on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of October 1, 2006, our disclosure controls and procedures are effective.

Inherent Limitations on Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of a control effectiveness in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or a deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first nine months of 2006 that have materially affected, or are reasonably likely to materially affect, our own internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Phosphorus Mold Compound Litigation and Claims. From time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. In January 2005 we were named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. Lucent amended the lawsuit in the second quarter of 2006 to include a fraud claim against us. We believe we have strong defenses against Lucent’s claims and intend to vigorously defend the lawsuit.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and $6.9 million in the fourth quarter of 2005. These estimates were based upon current assessments of the potential liability using an analysis of the claims and our historical experience in defending and/or resolving these claims. At October 1, 2006 and December 25, 2005, the reserve for estimated potential settlement losses was $5.8 million and $17.2 million, respectively. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

Patent Litigation With Power Integrations, Inc. On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. Power Integrations alleges that certain of our pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. We have analyzed the Power Integrations patents in light of our products and, based on that analysis, do not believe our products violate Power Integrations’ patents. Accordingly, we are vigorously contesting this lawsuit. The trial in the case has been divided into three phases. The first phase, held October 2-10, 2006, was on infringement, the willfulness of any infringement, and damages. On October 10, 2006, a jury returned a verdict finding that 33 of our PWM products infringe one or more of seven claims of the four patents being asserted. The jury also found that our infringement was willful, and assessed damages against us of approximately $34 million. That verdict remains subject to our appeal. The second phase of the trial, scheduled to begin December 4, 2006 before a different jury, will be on the validity of the Power Integrations patents being asserted. The enforceability of the patents will be handled in a third phase before the judge who is overseeing the case. For Power Integrations to prevail in the case and receive a judgment and injunction against us, the patent claims found to have been infringed must also be found to be valid and enforceable in the remaining phases of the trial. We believe we have identified inventions and publications, known as prior art, that pre-date the Power Integrations patents which we believe would invalidate the patents. We are also claiming that Power Integrations officials engaged in inequitable conduct before the United States Patent and Trademark Office at the time when one or more of the patents was obtained, and we believe that conduct should make the patent claims unenforceable.

In the second phase of the trial scheduled to begin December 4, 2006, the Power Integrations patents will be presumed to be valid and we will have the burden of proving, by clear and convincing evidence, that the patents are invalid. To the extent we are unable to do this, Power Integrations will be entitled to a judgment and damages as further discussed below. Power Integrations may also seek an injunction to prevent us from making, selling or offering to sell in the United States, or from importing into the United States, products that infringe patents that are found valid and enforceable. Power Integrations has announced its intention to seek such an injunction in such event.

The jury in the first phase of the trial assessed damages against us of approximately $34 million. Because the jury also found that our infringement was willful, the judge in the case will have discretion to increase the damages award by up to three times the amount of the final damages award. The final damages award would be determined after the next two phases of the trial. To the extent we succeed in proving the patent claims invalid, the damages amount may be reduced, including to zero if we prove all the claims invalid or unforceable. If we are not successful, damages may also be increased by the judge to account for certain sales by us after October 20, 2006 and as a result of the willful infringement finding. It is also possible that we could be required to pay Power Integrations’ attorney’s fees and pre-judgment interest.

Although we believe, based on the prior art we have identified, that we have invalidity and unenforceability defenses to Power Integrations’ patent claims, the results of litigation are difficult to predict and no assurance can be given that we will succeed in proving the patents invalid or unenforceable. As discussed above, the judge overseeing the case has discretion over the amount of damages awarded, and over the granting and scope of any injunction against us. Any damages award or injunction would be subject to appeal and we would expect to carefully consider an appeal at the appropriate time. In such a case, if we choose to appeal, we would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the pendency of the appeal.

We have analyzed the potential for a loss from this litigation in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. Due to our beliefs about our position in the case, and because we are unable to reasonably estimate the amount of loss we would incur if we do not prevail, we have not recorded a reserve for contingent loss. Should we ultimately lose the lawsuit, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly in the U.S.

In a separate action, we filed a lawsuit on April 11, 2006, against Power Integrations in the United States District Court for the Eastern District of Texas. The lawsuit asserts that Power Integrations’ PWM products infringe U.S. Patent No. 5,264,719. Intersil Americas owns U.S. Patent No. 5,264,719, for High Voltage Lateral Semiconductor Devices, and is a co-plaintiff with us in the lawsuit. We have held license rights under the patent since acquiring Intersil’s power discrete business in 2001, and we more recently secured exclusive rights to assert the patent against Power Integrations. We intend to take all possible steps to seek a court order to stop Power Integrations from making, using, selling, offering for sale or importing the infringing products into the U.S. and to obtain monetary damages for Power Integrations’ infringing activities.

ZTE Corporation v. Fairchild Semiconductor Corporation. On December 30, 2004, our wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by ZTE Corporation, a communications equipment manufacturer, in Guangdong Higher People’s Court in Guangzhou, People’s Republic of China. The complaint filed by ZTE alleges that certain of our products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 Chinese yuan as damages (equivalent to approximately $8.2 million U.S. dollars based on exchange rates at October 1, 2006). We contested the lawsuit in a trial held on October 20, 2005. The court’s decision remains pending and we are unable to predict when a decision will be reached. We continue to deny the allegations in the lawsuit.

From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

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

Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of intellectual property infringement and litigation regarding patent and other intellectual property rights. From time to time, we may be notified of claims (often implicit in offers to sell us a license to another company’s patents) that we may be infringing patents issued to other companies, and we may subsequently engage in license negotiations regarding these claims. Such claims relate both to products and manufacturing processes. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been and are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. For example, since October 2004, we have been in litigation with Power Integrations, Inc. See “Legal Proceedings.” Our involvement in this lawsuit and future intellectual property litigation, or the costs of avoiding or settling litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged products or technologies and diverting the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. We may decide to settle patent infringement claims or litigation by purchasing license rights from the claimant, even if we believe we are not infringing, in order to reduce the expense of continuing the dispute or because we are not sufficiently confident that we would eventually prevail. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products has resulted in a number of claims for damages from customers. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Phenitec Semiconductor, Taiwan Semiconductor Manufacturing Company, Central Semiconductor Manufacturing Corporation, UMC, WIN Semiconductor, Jilin Magic Semiconductor, More Power Electric Corporation and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, AUK, Enoch, SP Semiconductor, Liteon and STATS ChipPAC.

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

Distributors accounted for 67% of our net sales for the first nine months of 2006. Our top five distributors worldwide accounted for 18% of our net sales for the first nine months of 2006. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

In addition, we implemented SFAS 123(R) in the first quarter of 2006. This resulted in $0.03 and $0.09, lower reported earnings per diluted share for the three and nine months ended October 1, 2006, respectively, which could negatively affect our future stock price. The impact of SFAS 123(R) could also negatively affect our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

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

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and $6.9 million the fourth quarter of 2005. These estimates were based upon assessments of the potential liability using an analysis of the claims and historical experience. At October 1, 2006 and December 25, 2005, the reserve for estimated potential settlement losses was $5.8 million and $17.2 million, respectively. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 75% of our revenues in the first nine months of 2006 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 16% of our revenue for third quarter of 2006.

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

We are a leveraged company with a ratio of debt to equity at October 1, 2006 of approximately 0.5 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At October 1, 2006, we had total debt of $593.5 million, and the ratio of this debt to equity was approximately 0.5 to 1. In January 2005, we increased the senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit. The proceeds from the increased senior credit facility were used, together with approximately $216 million in cash, to redeem all our outstanding 10 1/2% Senior Subordinated Notes due 2009. On June 22, 2006 we reduced the outstanding balance on the term loan by $50 million to $394 million. On June 26, 2006 we refinanced the existing senior credit facility consisting of a term loan of

$375 million, replacing the previous $450 million term loan and replacing the previous $180 million revolving line of credit with a $100 million revolving line of credit, of which $79.5 million remained undrawn as of October 1, 2006, adjusted for outstanding letters of credit. In addition, there is a $200 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have important consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, from June 2006, permits borrowings of up to $100 million in revolving loans under the line of credit and up to $200 million under the uncommitted incremental term loan feature, in addition to the outstanding $375 million term loan that is currently outstanding under that facility. As of October 1, 2006, adjusted for outstanding letters of credit, we had up to $79.5 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of October 1, 2006, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the third quarter of 2006. The following table provides information with respect to purchases made by the company of its own common stock.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2006 - July 30, 2006	—	$—	—	—
July 31, 2006 - August 27, 2006	195,000	16.17	—	—
August 28, 2006 - October 1, 2006	—	—	—	—

Total	195,000	$16.17	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Item 6.	Exhibits

Exhibit No.	Description

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: November 9, 2006	By:	/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller (Principal Accounting Officer)