Form 10-K
period 2006-12-31
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2007-03-01
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 2, 2006 was $2,204,062,137.

The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2007 was 123,548,278.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2007 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Except as otherwise indicated in this Annual Report on Form 10-K, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

The company’s fiscal year ends on the last Sunday in December. The company’s results for the year ended December 31, 2006 consists of 53 weeks, while results for the years ended December 25, 2005 and December 26, 2004 each consist of 52 weeks.

General

We are focused on developing, manufacturing and selling power analog, power discrete and certain non-power semiconductor solutions to a wide range of end market customers. In 2006, 77% of our sales were from power discrete and power analog semiconductor products used directly in applications such as power conversion, regulation, distribution and management. We believe that we are the world’s leading supplier of combined power analog and power discrete products. Our products are used in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; consumer electronics such as digital cameras, displays, audio/video devices and household appliances; and automotive applications. We believe that our focus on the fast-growing power market, our diverse end market exposure, and our strong penetration into the rapidly growing Asian region provide us with excellent opportunities to expand our business.

With a history dating back approximately 50 years, the original Fairchild was one of the founders of the semiconductor industry. Established in 1959 as a provider of memory and logic semiconductors, the Fairchild Semiconductor business was acquired by Schlumberger Limited in 1979 and by National Semiconductor Corporation in 1987. In March 1997, as part of its recapitalization, much of the Fairchild Semiconductor business was sold to a new, independent company—Fairchild Semiconductor Corporation.

Products and Technology

Our products are used in consumer, communications, computer, industrial and automotive applications and are organized into the following three principal product groups that are reportable segments: (1) Analog Products, (2) Functional Power and (3) Standard Products.

In 2006, we continued to focus our research and development (R&D) and capital on our power products, while we became increasingly selective in our lower margin, standard products business. Our continued focus on power products has allowed us to increase our power revenue from just 15% of total sales in fiscal year 1997 to 77% of total sales in fiscal year 2006.

We continue to invest in the latest wafer fabrication power semiconductor technology and successfully qualified a number of new processes including PowerTrench® V, advanced insulated gate bipolar transistor (IGBT), as well as advanced high power metal oxide semiconductor field effect transistors (MOSFET) fabrication technologies. We increased production at our newest assembly and test site in Suzhou, China during 2005, which significantly increased capacity for our newest power products, especially for our Smart Power Module (SPM)™ products.

Analog Products

We design, manufacture and market high-performance analog and mixed signal integrated circuits for computing, consumer, communications, industrial and automotive applications. These products are manufactured using leading-edge bipolar, CMOS, BiCMOS and BCDMOS technologies. Analog and mixed signal products represent a potential long-term opportunity for us.

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

Analog products monitor, interpret and control continuously variable functions such as light, color, sound and energy. Frequently, they form the interface with the digital world. We provide a wide range of analog products that perform such tasks as power conversion, interface, voltage regulation, system management, power factor correction and high voltage lighting. Our FPS™ power switch products, including Green FPS™, are a series of proprietary, multi-chip or monolithic devices with integrated MOSFETs, which provide complete off-line (AC-DC) power converter designs for use in power supplies and battery chargers. Green FPS™ products are referred to as “green” because of their environmentally friendly low power consumption. Analog voltage regulator circuits are used to provide constant voltages as well as to step up or step down voltage levels on a circuit board. These products are used in a variety of computing, communications, industrial and consumer applications.

Interface products generally connect signals from one part of a system to another part of a system. Typical interface applications include backplane driving, bus driving, clock driving and “box-to-box” or system-to-system interconnects. These applications all require high speed, high current drive and low noise attributes. These types of products are mixed signal in nature and require a high level of analog wave shaping techniques on the output structures. Our latest entrance to the interface market is the µSerDes™ (micro Serializer Deserializer). The µSerDes™ serializes analog signals and drives them over a ribbon connector in applications such as clam shell handsets and pop-up LCD viewers on photo printers. By serializing the data stream the number of transmission lines feeding the video display can be dramatically reduced, which reduces the overall system cost and simplifies the mechanical interface. This device utilizes unique competencies and patented circuit techniques along with advanced process technology.

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

We believe our analog and mixed signal product portfolio is further enhanced by a broad offering of packaging solutions that we have developed. These solutions include surface mount, tiny packages, chip scale packages (CSP) and leadless carriers.

Functional Power

We design, manufacture and market power discrete semiconductors for computing, communications, industrial and automotive applications. Discrete devices are individual diodes or transistors that perform power switching, power conditioning and signal amplification functions in electronic circuits. More than 85% of Fairchild’s discrete products are power discrete, which handle greater than one watt of power and are used extensively in power applications. Driving the long-term growth of discrete is the increasing need to power the latest electronic equipment as well as the need to conserve energy. In 2005 Fairchild launched IntelliMAX, one of its new product initiatives. Each IntelliMAX load switch replaces multiple active and passive components used in MOSFET power switch approaches and traditional analog IC control functions. Fairchild also expanded its series of SPM™ products. This key product is a multi-chip module containing up to 23 die in a single package, including diodes, power MOSFETs, and power controllers used in high power, high voltage consumer white goods and industrial applications. We manufacture discrete products using DMOS and Bipolar technologies. Major competitors include International Rectifier, NXP, Infineon, ON Semiconductor and Siliconix/Vishay.

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

Isolated-Gate Bipolar Transistors. IGBTs are high-voltage power discrete devices. They are used in switching applications for motor control, power supplies and automotive ignition systems, which require higher voltages than a power MOSFET can provide. We are a leading supplier of IGBTs. We feature the SMPS IGBT for power supplies, offering fast, cost-effective operation. We also manufacture modules for home appliances such as air conditioners and refrigerators—applications that are growing with the worldwide need to conserve energy.

Rectifiers. Rectifier products work with IGBTs and MOSFETs in many applications to provide signal conditioning. Our premier product is the Stealth™ rectifier, providing industry leading performance and efficiencies in power supply and motor applications.

Radio Frequency Products. We acquired certain assets of the Radio Frequency (RF) Components Division of the Raytheon Company in the fourth quarter of 2003. Our RF product line consists of advanced RF amplifiers for use in wireless LAN, handset and related RF applications. The products are manufactured using a gallium arsenide fab process and are assembled in a variety of packages. Major competitors include Skyworks, Anadigics and Microsemi.

Standard Products

Logic Products. We design, develop, manufacture and market high-performance standard logic devices utilizing three wafer fabrication processes: CMOS, BiCMOS and bipolar. Within each of these production processes, we manufacture products that possess advanced performance characteristics, as well as mature products that provide high performance at low cost to customers.

Logic products perform a variety of functions in a system, mostly in the interface between larger application-specific integrated circuits, microprocessors, memory components or connectors. Products are typically categorized into mature segments and advanced logic segments. Mature products are generally more than five years old, while advanced products tend to be newer. Since market adoption rates of new standard logic families have historically spanned several years, we continue to generate significant revenues from our mature products. Customers are typically slow to move from an older product to a newer one. Further, for any given product, standard logic customers use several different generations of logic products in their designs. As a result, typical life cycles for logic families are often between 20 and 25 years. Major competitors include Texas Instruments, Toshiba and NXP.

Standard Diode & Transistor Products (SDT). These devices include discrete small signal transistors and diode components found in almost every circuit with our portfolio focus geared towards meeting the needs of power switching, power conditioning, protection, and signal amplification functions in electronic circuits of computing, industrial, and consumer markets. Major competitors include International Rectifier, NXP, ST Microelectronics, ON Semiconductor and Siliconix/Vishay.

Optoelectronic Products. Optoelectronics covers a wide range of semiconductor devices that emit and sense both visible and infrared light. Of the six segments of the optoelectronics market, we participated in two during

2006: optocouplers and infrared devices. Our focus in optoelectronics is aligned with our analog business. We address the same applications and can combine functions in an optimal way to provide real system solutions.

Optocouplers—Optocouplers incorporate infrared emitter and detector combinations in a single package. These products are used to transmit signals between two electronic circuits while maintaining electrical isolation between them. Major applications for these devices include power supplies, modems, motor controls and power modules & industrial control system.

Infrared Products—These devices emit and detect infrared energy instead of visible energy. This product line offers a wide variety of products including plastic emitters and detectors, metal can emitters and detectors, slotted switches and reflective switches. In addition, custom products address specific types of customer applications. Typical applications for infrared products include object detection (for example, paper sensing in printers and copiers and garage door safety sensors), data transmission (for example, remote controls in televisions, stereos, VCRs and wireless data links between computers and other electronic devices) and motor control.

We previously designed, manufactured and marketed light-emitting diode (LED) lamps and displays, which are replacing general illumination applications currently served by incandescent and fluorescent lighting products. During 2006, we sold our LED lamps and displays product line to Everlight Electronics Company, Ltd., of Taiwan. We sold the LED lamps and displays product line as it does not fit the strategic direction of the company.

Standard Linear Products. We design, manufacture and market analog integrated circuits for computing, consumer, communications, industrial and automotive applications. These products are manufactured using leading-edge bipolar, CMOS and BiCMOS technologies.

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

Sales, Marketing and Distribution

For the year ended December 31, 2006, we derived approximately 67%, 28% and 5% of our net sales from distributors, original equipment manufacturers, and electronic design and manufacturing services customers, respectively, through our regional sales organizations. We operate regional sales organizations in Europe, with offices in Fuerstenfeldbruck, Germany; the Americas, with offices in San Jose, California; the Asia/Pacific region (which for these purposes excludes Japan and Korea), with offices in Hong Kong; Japan, with offices in Tokyo; and Korea, with offices in Seoul, South Korea. A discussion of revenue by geographic region for each of the last three years can be found in Item 8, Note 16 of this report. Each of the regional sales organizations is supported by logistics organizations, which manage independently operated warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through warehouses that are owned and operated by us or by a third party provider.

We have dedicated direct sales organizations operating in Europe, the Americas, the Asia/Pacific region, Japan and Korea that serve our major original equipment manufacturer and electronic design and manufacturing services customers. We also have a large network of distributors and independent manufacturer’s representatives to distribute and sell our products around the world. We believe that maintaining a small, highly focused, direct sales force selling products for all of our businesses, combined with an extensive network of distributors and manufacturer’s representatives, is the most efficient way to serve our multi-market customer base. Fairchild’s dedicated marketing organization consists of a central marketing group that coordinates marketing, advertising, and media activities for all products within the company. Additionally, product line marketing specifically focuses on tactical and strategic marketing for their product and application focus, and marketing personnel located in each of the sales regions provides regional direction and support for products and end applications as applicable for their region.

Typically, distributors handle a wide variety of products and fill orders for many customers. Some of our sales to distributors are made under agreements allowing for market price fluctuations and the right of return on unsold merchandise, subject to time and volume limitations. Many of these distribution agreements contain a standard stock rotation provision allowing for minimum levels of inventory returns. In our experience, these inventory returns can usually be resold, although often at a discount. Manufacturer’s representatives generally do not offer products that compete directly with our products, but may carry complementary items manufactured by others. Manufacturer’s representatives, who are compensated on a commission basis, do not maintain a product inventory; instead, their customers place larger quantity orders directly with us and are referred to distributors for smaller orders.

Research and Development

Our expenditures for research and development for 2006, 2005 and 2004 were $107.5 million, $77.6 million and $82.0 million, respectively. These expenditures represented 6.5%, 5.4% and 5.1% of sales for 2006, 2005 and 2004, respectively. Advanced silicon processing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed, higher power density and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology for our classes of products. Our R&D efforts continue to be focused in part on new and innovative packaging solutions that make use of new assembly methods and new high performance packaging materials, as well as in exclusive and patent protected transistor structure development. We are also using our R&D resources to characterize and apply new materials in both our packaging and semiconductor device processing efforts.

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

Our products are manufactured and designed using a broad range of manufacturing processes and certain proprietary design methods. We use all of the prevalent function-oriented process technologies for wafer fabrication, including CMOS, Bipolar, BiCMOS, DMOS and RF. We use primarily through-hole and mature and advanced surface mount technologies in our assembly and test operations. During 2003, we announced our lead- free packaging initiative. This process replaces lead with tin and is considered to be environmentally friendly. As of January 1, 2006 all standard product IDs we sell are sold with lead-free plating.

The table below provides information about our manufacturing facilities, products and technologies.

Manufacturing Facilities

Location	Products	Technologies
Front-End Facilities:
Mountaintop, Pennsylvania	Discrete Power Semiconductors	8 inch fab—0.8 micron
MOSFET/IGBT/Rectifiers

South Portland, Maine	Analog Switches, USB, Interface SerDes, Converters, Logic Gates, Buffers, Counters, Opto Detectors, Ground Fault Interruptors	6-inch fab—.35 - 5 micron Bipolar, CMOS, BiCMOS and MEMS

West Jordan, Utah	Discrete Power Semiconductors	6-inch fab—1.0/0.5 micron
20 Million cell DMOS

Bucheon, South Korea	Discrete Power Semiconductors, standard analog integrated circuits	4-inch fab—5.0/4.0 micron Bipolar
5-inch fab—2.0/0.8 micron
Bipolar and DMOS
6-inch fab—2.0/0.8 micron
DMOS

Singapore	Optocoupler/infrared	Infrared die fab

Back-End Facilities:
Penang, Malaysia	Analog and logic products	MDIP, SOIC, EIAJ, TSSOP, SSOP, SC-70, MLP, Micropak

Cebu, the Philippines	Power and small signal discrete, Analog and Logic parts	SOT5, SOT-23, Super SOT3, 6, 8, SOT-223, TO220, TO262, TO263, DPAK, SC-70, BGA, CSP, PQFN, FLMP, SO8WL, TSSOP, SOD123, BGA, TO220FP

Suzhou, China	Discrete Power Semiconductors	HVFP-TO220, D-Pak, I-Pak, TO3P-3L, Smart Power Module (SPM), LVFP-TO220, TO252, TO251, TO263, TO220-6L, D2Pak-6L, I2Pak-6L, 9SIP, TO3PF-5L, TO3PF-7L, TO220F-5L

Colorado Springs, Colorado	ADCs, DACs, Mixed Signal, Video	TSSOP, TQFP, SOIC, SSOP, PLCC

We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Phenitec Semiconductor, Taiwan Semiconductor Manufacturing Company, Central Semiconductor Manufacturing Corporation, UMC, WIN Semiconductor, Jilin Magic Semiconductor, More Power Electric Corporation and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, AUK, Enoch, AHG, SP Semiconductor, UTAC Thai Ltd., Liteon, GEM Services and STATS ChipPAC.

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

Backlog

Backlog at December 31, 2006 was approximately $627 million, up from approximately $482 million at December 25, 2005. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. In periods of depressed demand, customers tend to rely on shorter lead times available from suppliers, including us. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow orders to be canceled or deliveries delayed by customers within agreed upon parameters. Accordingly, our backlog at any time should not be used as an indication of future revenues.

Seasonality

Generally, we are affected by the seasonal trends of the semiconductor and related electronics industries. Typically, our sales tend to follow a seasonal pattern, which is affected by consumer and corporate purchasing patterns and regional lifestyle issues such as vacation periods and holidays. Typically, our strongest shipping quarter is the fourth quarter, which is driven by sales into products that are purchased by consumers for the holiday season. First quarter sales are generally weaker than fourth quarter, as our production lines are constrained and demand is impacted by the celebration of Lunar New Year holidays in Asia. Second quarter sales are generally stronger than first quarter, often driven by stronger corporate spending. Third quarter sales are generally weaker than second quarter as customer summer vacation schedules slow business activity. These are the general seasonal trends that we have observed over many years. Specific conditions in any given year, such as channel inventory builds or corrections, customer demand increases or decreases, new end market product cycles, or macroeconomic or political events may override these cyclical patterns.

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

Trademarks and Patents

As of December 31, 2006, we held 753 issued United States patents and 904 issued foreign patents with expiration dates ranging from 2007 through 2023. We also have trademarks that are used in the conduct of our business to distinguish genuine Fairchild products. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as system and application knowledge, ability and experience of our personnel, the range and number of new products being developed by us, our market brand recognition, ongoing sales and marketing efforts, customer service, technical support and our manufacturing capabilities.

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

We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were immaterial for 2006, 2005 and 2004. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

Employees

Our worldwide workforce consisted of 9,344 full and part-time employees as of December 31, 2006. We believe that our relations with our employees are satisfactory.

At December 31, 2006, 134 of our employees were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends June 1, 2007 and provides for guaranteed wage and benefit levels as well as employment security for union members. If a work stoppage were to occur, it could impact our ability to operate. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.

Our wholly owned Korean subsidiary, which we refer to as Fairchild Korea, sponsors a Korean Labor Council consisting of eight representatives from the non-management workforce and eight members of the management workforce. The Labor Council, under Korean law, is recognized as a representative of the workforce for the purposes of consultation and cooperation. The Labor Council has no right to take a work action or to strike and is not party to any labor or collective bargaining agreements with Fairchild Korea. We believe that relations with Fairchild Korea employees and the Labor Council are satisfactory.

Executive Officers

The following table provides information about the executive officers of our company. There is no family relationship among any of the named executive officers.

Name	Age	Title
Mark S. Thompson	50	President and Chief Executive Officer, and Director
Mark S. Frey	53	Executive Vice President, Chief Financial Officer and Treasurer
Thomas A. Beaver	64	Executive Vice President, Worldwide Sales and Marketing
Izak Bencuya	52	Executive Vice President and General Manager, Functional Power Group
Laurenz Schmidt	58	Executive Vice President, Global Operations
Robert J. Conrad	47	Executive Vice President and General Manager, Analog Products Group
Paul D. Delva	44	Senior Vice President, General Counsel and Corporate Secretary
Allan Lam	47	Senior Vice President and General Manager, Standard Products Group
Kevin B. London	49	Senior Vice President, Human Resources
Robin A. Sawyer	39	Vice President, Corporate Controller

Mark S. Thompson, President and Chief Executive Officer (CEO), and Director. Dr. Thompson joined Fairchild Semiconductor in November 2004 as Executive Vice President, Manufacturing and Technology group. He became President and Chief Executive Officer in May 2005. He has over 21 years of high technology experience. Prior to joining the company, Dr. Thompson had been Chief Executive Officer of Big Bear Networks since August 2001. He was previously Vice President and General Manager of Tyco Electronics, Power Components Division and, prior to its acquisition by Tyco, was Vice President of Raychem Electronics OEM Group. Dr. Thompson is a director of American Science and Engineering, Inc.

Mark S. Frey, Executive Vice President, Chief Financial Officer (CFO) and Treasurer. Mr. Frey joined Fairchild Semiconductor in March 2006. Prior to joining the company, Mr. Frey had been the Vice President, Finance and Corporate Controller for Lam Research Corporation since 1999. He was previously the Vice President of Finance for Raychem Corporation’s Electronics OEM division and he previously held financial positions with Activision and Memorex.

Thomas A. Beaver, Executive Vice President, Worldwide Sales and Marketing. Mr. Beaver joined Fairchild Semiconductor in March 2004. He has over 40 years of experience in the semiconductor industry. Prior to joining the company, Mr. Beaver was General Manager of Xiran, a Division of SimpleTech, Inc., from 2003 to 2004. He was previously President and CEO of Wyle Electronics from 2001 to 2003 and prior to that spent 34 years at Motorola Corp., most recently as Corporate Vice President and Director of Marketing and Sales of the Networking and Computing Systems Group.

Izak Bencuya, Executive Vice President and General Manager, Functional Power Group. Dr. Bencuya has worked in the semiconductor and electronics field for 31 years. Prior to his current position as Executive Vice President and General Manager, Functional Power Group, Dr. Bencuya was Senior Vice President and General Manager, Discrete Products Group since February 2000. Before that, he spent six years as Director of Power MOSFET Products. Dr. Bencuya also worked at GTE Laboratories and Siliconix in various research and management roles.

Laurenz Schmidt, Executive Vice President, Global Operations. Mr. Schmidt served as Senior Vice President, Global Operations since October 2001 and was promoted to Executive Vice President in February, 2004. He has over 29 years of experience in the semiconductor industry. Prior to assuming his current role, he held various management positions over the preceding eight years, including Vice President of Wafer Fabrication Manufacturing, Vice President of Operations for Discrete Products Group and Managing Director of the South Portland, Maine wafer fabrication facility. Prior to joining Fairchild in 1983, he spent six years with Texas Instruments.

Robert J. Conrad, Executive Vice President and General Manager, Analog Products Group. Mr. Conrad joined Fairchild Semiconductor in September 2003 as Senior Vice President and General Manager of the Analog Products Group and became Executive Vice President in May 2006. Mr. Conrad has over 23 years of semiconductor industry experience. Prior to joining the company, Mr. Conrad was CEO and President of Trebia Networks, a private fabless semiconductor company, since April 2001. His experience prior to that includes twelve years at Texas Instruments in a variety of engineering and business management roles, and six years at Analog Devices where he was Vice President and General Manager of the DSP Division.

Paul D. Delva, Senior Vice President, General Counsel and Corporate Secretary. Mr. Delva joined Fairchild Semiconductor as assistant general counsel in 1999 following our initial public offering. He became Vice President and General Counsel in April 2003 and was appointed corporate secretary in May 2005. Mr. Delva became Senior Vice President in June 2005. He has advised Fairchild on all its acquisitions and securities offerings, as well as on general corporate matters since the company’s founding in 1997. Prior to joining Fairchild, he was an associate at Dechert, Price & Rhoads (now Dechert LLP) in Philadelphia, Pennsylvania, where he specialized in mergers and acquisitions, corporate and securities law.

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

Kevin B. London, Senior Vice President, Human Resources. Mr. London served as Vice President of Human Resources since July 2002 and became Senior Vice President in June 2005. He has over 26 years experience in the semiconductor industry. Prior to assuming his current role, he held various Human Resource management positions at the company’s South Portland site during the previous sixteen years. Prior to that, Mr. London held a variety of management positions within Operations.

Robin A. Sawyer, Vice President, Corporate Controller. Ms. Sawyer joined Fairchild Semiconductor in 2000 as Manager of Financial Planning and Analysis. She became Corporate Controller in November 2002. Prior to joining the company, Ms. Sawyer was employed by Cornerstone Brands, Inc. from 1998 to 2000 as Director of Financial Planning and Reporting. Prior to that Ms. Sawyer was employed by Baker, Newman and Noyes, LLC and its predecessor firm, Ernst & Young. Ms. Sawyer is a Certified Public Accountant. Ms. Sawyer is a director of Camden National Corporation where she also serves as chair of the audit committee.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy any reports, statements and other information we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are also available to the public at the web site maintained by the SEC, http://www.sec.gov.

The address for our company website is http://www.fairchildsemi.com. We make available, free of charge, through our investor relations web site, our reports on Forms 10-K, 10-Q and 8-K, amendments to those reports, and other SEC filings, as soon as reasonably practicable after they are filed with the SEC. The address for our investor relations web site is http://investor.fairchildsemi.com (click on “SEC filings”).

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

ITEM 1A.	RISK FACTORS

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

Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of intellectual property infringement and litigation regarding patent and other intellectual property rights. From time to time, we may be notified of claims (often implicit in offers to sell us a license to another company’s patents) that we may be infringing patents issued to other companies, and we may subsequently engage in license negotiations regarding these claims. Such claims relate both to products and manufacturing processes. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been and are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. For example, since October 2004, we have been in litigation with Power Integrations, Inc. See Item 3, Legal Proceedings. Our involvement in this lawsuit and future intellectual property litigation, or the costs of avoiding or settling litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged products or technologies and diverting the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. We may decide to settle patent infringement claims or litigation by purchasing license rights from the claimant, even if we believe we are not infringing, in order to reduce the expense of continuing the dispute or because we are not sufficiently confident that we would eventually prevail. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

We have made twelve acquisitions of various sizes since we became an independent company in 1997, and we plan to pursue additional acquisitions of related businesses. We are also in the process of acquiring Taipei- based System General Corporation, a leading supplier of analog power management semiconductors for AC/DC offline power conversion in computers, LCD monitors, printers, chargers, and consumer products. The transaction is structured as a tender offer by one of our subsidiaries for all outstanding shares of System General followed by a share swap and merger. We launched the tender offer on January 2, 2007, in Taiwan and the tender offer period closed on January 31, 2007 with 95.6% of the shares tendered. We expect to complete the acquisition in the third quarter of 2007. The costs of acquiring and integrating related businesses, or our failure to integrate them successfully into our existing businesses, could result in our company incurring unanticipated expenses and losses. In addition, we may not be able to identify or finance additional acquisitions or realize any anticipated benefits from acquisitions we do complete.

We are constantly pursuing acquisition opportunities and consolidation possibilities and are frequently conducting due diligence or holding preliminary discussions with respect to possible acquisition transactions, some of which could be significant. No material potential acquisition transactions are subject to a letter of intent or otherwise so far advanced as to make the transaction reasonably certain, other than the System General transaction discussed above.

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

Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products has resulted in a number of claims for damages from customers. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to

Advanced Semiconductor Manufacturing Corporation, Phenitec Semiconductor, Taiwan Semiconductor Manufacturing Company, Central Semiconductor Manufacturing Corporation, UMC, WIN Semiconductor, Jilin Magic Semiconductor, More Power Electric Corporation and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, AUK, Enoch, SP Semiconductor, UTAC Thai Ltd., Liteon, GEM Services and STATS ChipPAC.

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

Distributors accounted for 67% of our net sales for the year ended December 31, 2006. Our top five distributors worldwide accounted for 19% of our net sales for the year ended December 31, 2006. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

If we must reduce our use of stock options and other equity awards, our competitiveness in the employee marketplace could be adversely affected. Our results of operations could vary as a result of the methods, estimates and judgments we use to value our stock-based compensation.

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

In addition, we implemented Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), in the first quarter of 2006. This resulted in $0.11 lower reported earnings per diluted share for year ended December 31, 2006, which could negatively affect our future stock price. The impact of SFAS 123(R) could also negatively affect our ability to utilize broad-based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

The calculation of stock-based compensation expense under SFAS 123(R) requires us to use valuation methodologies and a number of estimates, assumptions and conclusions regarding matters such as the expected volatility of our share price, the expected life of our options, the expected dividend rate with respect to our common stock, expected forfeitures and the exercise behavior of our employees. See the Stock-Based Compensation Expense section of Item 8 of this report for further information. There are no means, under applicable accounting principles, to compare and adjust this expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of stock-based awards. Certain factors may arise over time that lead us to change our estimates and assumptions with respect to future stock-based compensation, resulting in variability in our stock-based compensation expense over time. Changes in forecasted stock-based compensation expense could impact our gross margin percentage, research and development expenses, marketing, general and administrative expenses and our tax rate.

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

For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. In January 2005, we were named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. Lucent amended the lawsuit in the second quarter of 2006 to include a fraud claim against us. We believe we have strong defenses against Lucent’s claims and intend to vigorously defend the lawsuit. On January 5, 2007, White Rock Networks sued us and two distributors, Arrow Electronics and All American Semiconductor, in the Eastern District of Texas, for violations of the Texas Deceptive Trade Practices Act (DTPA) relating to the mold compound issue, claiming unspecified damages. We have not yet been served in the case. We believe we have strong defenses against White Rock Networks’ claims and intend to vigorously defend the lawsuit if it is served on us.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and $6.9 million the fourth quarter of 2005. These estimates were based upon assessments of the potential liability using an analysis of the claims and historical experience. At December 31, 2006 and December 25, 2005, the reserve for estimated potential settlement losses was $5.8 million and $17.2 million, respectively. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 75% of our revenues in fiscal year 2006 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 15% of our revenue for the year ended December 31, 2006.

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

We are a leveraged company with a ratio of debt to equity at December 31, 2006 of approximately 0.5 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At December 31, 2006, we had total debt of $592.5 million and the ratio of this debt to equity was approximately 0.5 to 1. In January 2005, we increased the senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit. The proceeds from the increased senior credit facility were used, together with approximately $216 million in cash, to redeem all our outstanding 10 1/2% Senior Subordinated Notes due 2009. On June 22, 2006 we reduced the outstanding balance on the term loan by $50 million to $394 million. On June 26, 2006 we refinanced the existing senior credit facility consisting of a term loan of $375 million, replacing the previous $450 million term loan and replacing the previous $180 million revolving line of credit with a $100 million revolving line of credit, of which $79.4 million remained undrawn as of December 31, 2006, adjusted for outstanding letters of credit. In addition, there is a $200 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have important consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, from June 2006, permits borrowings of up to $100 million in revolving loans under the line of credit and up to $200 million under the uncommitted incremental term loan feature, in addition to the outstanding $375 million term loan that is currently outstanding under that facility. As of December 31, 2006, adjusted for outstanding letters of credit, we had up to $79.4 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of December 31, 2006, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the Securities and Exchange Commission as of March 1, 2007.

ITEM 2.	PROPERTIES

We maintain manufacturing and office facilities around the world including the United States, Asia and Europe. The following table provides information about these facilities at December 31, 2006.

Location	Owned	Leased	Use	Business Segment
Bucheon, South Korea	X	X	Manufacturing and office facilities.	Functional Power, Analog Products, Standard Products
Cebu, Philippines	X	X	Manufacturing, warehouse and office facilities.	Functional Power, Analog Products, Standard Products
Fuerstenfeldbruck, Germany		X	Office facilities.	—
Hwasung City, South Korea	X		Warehouse space.	—
Kowloon, Hong Kong		X	Office facilities.	—
Loveland & Colorado Springs, Colorado		X	R&D and office facilities.	Analog Products
Mountaintop, Pennsylvania	X		Manufacturing and office facilities.	Functional Power
Penang, Malaysia	X	X	Manufacturing, warehouse and office facilities.	Functional Power, Analog Products, Standard Products
San Jose, California		X	Office facilities.	—
Seoul, South Korea		X	Office facilities.	—
Singapore		X	Manufacturing and office facilities.	Standard Products
South Portland, Maine		X	Corporate headquarters.	—
South Portland, Maine	X	X	Manufacturing and office facilities.	Functional Power, Analog Products, Standard Products
Suzhou, China	X		Manufacturing, warehouse and office facilities.	Functional Power, Analog Products, Standard Products
Tokyo, Japan		X	Office facilities.	—
West Jordan, Utah	X		Manufacturing and office facilities.	Functional Power
Wooton-Bassett, England		X	Office facilities.	—

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

Phosphorus Mold Compound Litigation and Claims. From time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. In January 2005 we were named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. Lucent amended the lawsuit in the second quarter of 2006 to include a fraud claim against us. We believe we have strong defenses against Lucent’s claims and intend to vigorously defend the lawsuit. On January 5, 2007, White Rock Networks sued us and two distributors, Arrow Electronics and All American Semiconductor, in the Eastern District of Texas, for violations of the Texas Deceptive Trade Practices Act (DTPA) relating to the mold compound issue, claiming unspecified damages. We have not yet been served in the case. We believe we have strong defenses against White Rock Networks’ claims and intend to vigorously defend the lawsuit if it is served on us.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and $6.9 million in the fourth quarter of 2005. These estimates were based upon current assessments of the potential liability using an analysis of the claims and our historical experience in defending and/or resolving these claims. At December 31, 2006 and December 25, 2005, the reserve for estimated potential settlement losses was $5.8 million and $17.2 million, respectively. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

Patent Litigation with Power Integrations, Inc. On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. Power Integrations alleges that certain of our pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. We have analyzed the Power Integrations patents in light of our products and, based on that analysis, do not believe our products violate Power Integrations’ patents. Accordingly, we are vigorously contesting this lawsuit. The trial in the case has been divided into three phases. The first phase, held October 2-10, 2006, was on infringement, the willfulness of any infringement, and damages. On October 10, 2006, a jury returned a verdict finding that 33 of our PWM products infringe one or more of seven claims of the four patents being asserted. The jury also found that our infringement was willful, and assessed damages against us of approximately $34 million. That verdict remains subject to our appeal. The second phase of the trial will be on the validity of the Power Integrations patents being asserted, and will be before a different jury. The enforceability of the patents will be handled in a third phase before the judge who is overseeing the case. For Power Integrations to prevail in the case and receive a judgment and injunction against us, the patent claims found to have been infringed must also be found to be valid and enforceable in the remaining phases of the trial. We believe we have identified inventions and publications, known as prior art, that pre-date the Power Integrations patents which we believe would invalidate the patents. We are also claiming that Power Integrations officials engaged in inequitable conduct before the United States Patent and Trademark Office at the time when one or more of the patents was obtained, and we believe that conduct should make the patent claims unenforceable.

In the second phase of the trial, the Power Integrations patents will be presumed to be valid and we will have the burden of proving, by clear and convincing evidence, that the patents are invalid. To the extent we are unable to do this, Power Integrations will be entitled to a judgment and damages as further discussed below. Power Integrations may also seek an injunction to prevent us from making, selling or offering to sell in the United States, or from importing into the United States, products that infringe patents that are found valid and enforceable. Power Integrations has announced its intention to seek such an injunction in such event. The second phase of the jury trial was previously scheduled to begin December 4, 2006, but it was canceled by order of the Delaware U.S. District Court. The court questioned whether the KSR v. Teleflex case, currently pending before the U.S. Supreme Court, and argued on November 28, 2006, might impact the dispute between Fairchild and Power Integrations. The court found that the same issue of obviousness, a defense to the validity of the Power Integrations patents, “permeates the validity contentions in this case.” At issue in the KSR case is whether the defense of obviousness has been improperly restricted by lower court rulings. The second phase of the Power Integrations v. Fairchild Semiconductor jury trial on validity issues is now scheduled to begin on June 4, 2007.

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

A company that we are acquiring is also involved in patent litigation with Power Integrations. We are in the process of acquiring System General Corporation, a Taipei-based designer and seller of analog semiconductor devices. As of the date of this filing we own approximately 95.6% of System General shares and expect to acquire all remaining shares before the end of September 2007. System General is currently appealing the outcome of proceedings before the U.S. International Trade Commission (ITC) involving allegations of patent infringement, and is a defendant in a patent infringement lawsuit in the U.S. District Court for the Northern

District of California. Both the ITC proceeding and the lawsuit were initiated by Power Integrations. As in all litigation, the results of these matters are difficult to predict and no assurance can be given as to the outcome of these proceedings. An adverse outcome in these matters after completion of the acquisition could negatively impact our financial results.

ZTE Corporation v. Fairchild Semiconductor Corporation. On December 30, 2004, our wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by Zhongxing Telecom Ltd. (ZTE), a communications equipment manufacturer, in the Intermediate People’s Court of Shenzhen, Guangdong Province, People’s Republic of China. The complaint filed by ZTE alleges that certain of our products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 Chinese yuan as damages (equivalent to approximately $8.4 million U.S. dollars based on exchange rates at December 31, 2006). We contested the lawsuit in a trial held on October 20, 2005. On December 29, 2006, we were informed that the court had ruled in favor of ZTE and had ordered Fairchild to pay RMB 65,733,478 (approximately $8.4 million at current exchange rates) to ZTE. We maintain that ZTE’s product liability claims are invalid and have appealed to the Higher People’s Court of Guangdong Province. The lawsuit relates to alleged defects in products shipped in late 2002 and early 2003. We did not sell the allegedly defective products to ZTE directly. Among other defenses, we have argued that limitations on damages in our contract with our distributor at the time of shipment should limit any damages recovery by ZTE. We recorded a charge of approximately $8.2 million in the fourth quarter 2006 related to this legal proceeding.

From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period beginning October 2, 2006 and ending on December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the trading symbol “FCS”. The following table sets forth, for the periods indicated, the high and low intraday sales prices per share of Fairchild Semiconductor International, Inc. Common Stock, as quoted on the NYSE.

	High	Low
2006
Fourth Quarter (from October 2, 2006 to December 31, 2006)	$19.50	$15.51
Third Quarter (from July 3, 2006 to October 1, 2006)	$19.77	$14.93
Second Quarter (from April 3, 2006 to July 2, 2006)	$21.95	$15.43
First Quarter (from December 26, 2005 to April 2, 2006)	$20.39	$16.66

2005
Fourth Quarter (from September 26, 2005 to December 25, 2005)	$18.45	$13.90
Third Quarter (from June 27, 2005 to September 25, 2005)	$17.99	$14.75
Second Quarter (from March 28, 2005 to June 26, 2005)	$16.09	$13.14
First Quarter (from December 27, 2004 to March 27, 2005)	$17.44	$12.80

As of February 28, 2007 there were approximately 197 holders of record of our Common Stock. We have not paid dividends on our common stock in any of the years presented above and have no present intention of doing so. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make. See Item 7, Liquidity and Capital Resources and Note 6 to our Consolidated Financial Statements contained in Item 8 of this report, for further information about restrictions to our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Programs

The following table provides information about the number of stock options, deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs) outstanding and authorized for issuance under all equity compensation plans of the company on December 31, 2006. The notes under the table provide important additional information.

	Number of Shares of Common Stock Issuable Upon the Exercise of Outstanding Options, DSUs, RSUs and PUs (1)	Weighted-Average Exercise Price of Outstanding Options, DSUs, RSUs, and PUs (2)	Number of Shares Remaining Available for Future Issuance at Year-End (Excluding Shares Underlying Outstanding Options, DSUs, RSUs and PUs) (3)
Equity compensation plans approved by stockholders (4)	23,929,253	$19.64	4,430,011
Equity compensation plans not approved by stockholders (5)	360,000	17.00	—

Total	24,289,253	$19.61	4,430,011

(1)	Other than as described here, the company had no warrants or rights outstanding or available for issuance under any equity compensation plan at December 31, 2006.
(2)	Does not include shares subject to DSUs, RSUs or PUs, which do not have an exercise price.
(3)	Represents 5,930 shares under the 2000 Executive Stock Option Plan (2000 Executive Plan) and 4,424,081 shares under the Fairchild Semiconductor Stock Plan (Stock Plan).
(4)	Shares issuable include 1,663,439 options under the 2000 Executive Plan, and 20,905,689 options, 305,286 DSUs, 282,885 RSUs, and 771,954 PUs under the Stock Plan.
(5)	Represents 200,000 options and 25,000 DSUs granted in December 2004 to Mark S. Thompson, our President and CEO, and 75,000 options, 40,000 PUs and 20,000 RSUs granted to Mark S. Frey, our Executive Vice President and CFO in March 2006, as recruitment-related grants. These equity awards were made under the NYSE exemption for employment inducement awards. The equity awards are covered by separate award agreements. The options granted to Dr. Thompson and Mr. Frey vest over the four-year period following their grant date, have an eight-year term and have an exercise price per share equal to the fair market value of the company’s common stock on the grant date. The DSUs granted to Dr. Thompson vest over the four-year period following their grant date. The PUs granted to Mr. Frey vest over the three-year period following their grant date. Mr. Frey’s RSUs vest over the four-year period following their grant date.

The material terms of the 2000 Executive Plan and the Stock Plan are described in Note 8 to the company’s Consolidated Financial Statements contained in Item 8 of this report, and both of the plans are included as exhibits to this report.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the fourth quarter of 2006. The following table provides information with respect to purchases made by the company of its own common stock during the fourth quarter of 2006.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2006—October 29, 2006	—	$—	—	—
October 30, 2006—November 26, 2006	123,000	16.12	—	—
November 27, 2006—December 31, 2006	—	—	—	—

Total	123,000	$16.12	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s ESPP and Stock Plan. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Stockholder Return Performance

The following graph compares the change in total stockholder return on the company’s common stock against the total return of the Standard & Poor’s 500 Index and the Philadelphia Stock Exchange Semiconductor Index from December 28, 2001, the last day our common stock was traded on the New York Stock Exchange before the beginning of our fifth preceding fiscal year, to December 29, 2006, the last trading day in our fiscal year ended December 31, 2006. Total return to stockholders is measured by dividing the per-share price change for the period by the share price at the beginning of the period. The graph assumes that investments of $100 were made on December 28, 2001 in our common stock and in each of the indexes.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data as of December 31, 2006 and December 25, 2005 and for the years ended December 31, 2006, December 25, 2005, and December 26, 2004 are derived from our audited Consolidated Financial Statements, contained in Item 8 of this report. The historical consolidated financial data as of December 26, 2004, December 28, 2003 and December 29, 2002 and for the years ended December 28, 2003 and December 29, 2002 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our results for the year ended December 31, 2006 consists of 53 weeks, while results for the years ended December 25, 2005, December 26, 2004, December 28, 2003 and December 29, 2002 each consist of 52 weeks.

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004	December 28, 2003	December 29, 2002
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$1,651.1	$1,425.1	$1,603.1	$1,395.8	$1,411.9
Total gross profit	496.8	314.3	448.3	307.8	350.2
% of total revenue	30.1%	22.1%	28.0%	22.1%	24.8%
Net income (loss)	83.4	(241.2)	59.2	(81.5)	(2.5)

Net income (loss) per common share:
Basic	$0.68	$(2.01)	$0.50	$(0.69)	$(0.02)
Diluted	$0.67	$(2.01)	$0.48	$(0.69)	$(0.02)

Consolidated Balance Sheet Data (End of Period):
Inventories	$238.9	$200.5	$253.9	$221.5	$208.8
Total assets	2,045.6	1,928.3	2,376.5	2,261.3	2,289.8
Long-term debt, less current portion	589.7	641.0	845.2	848.6	852.8
Stockholders’ equity	1,132.2	1,008.5	1,229.1	1,147.7	1,215.2

Other Financial Data:
Research and development	$107.5	$77.6	$82.0	$74.8	$82.2
Depreciation and other amortization	93.3	126.3	149.1	149.6	133.7
Amortization of acquisition-related intangibles	23.5	23.9	26.0	33.3	37.8
Net interest expense	19.5	28.1	53.5	66.2	86.6
Capital expenditures	111.8	97.4	190.3	136.3	130.0

We did not pay cash dividends on our common stock in any of the years presented above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our primary business goal for 2006 was to improve the value of our product mix in order to drive higher margins, improve profitability and increase return on investment for our shareholders. During 2006, we successfully increased our gross profit by 58% in comparison to 2005 by increasing the utilization of our factories, managing product mix more selectively, increasing the mix of our more proprietary, higher margin new products, and discontinuing outdated, low margin products. One element of our approach was to hold annual capital expenditures to 6 to 8% of sales, which we accomplished with capital expenditures as a percentage of sales in 2006 at 6.8%. Our disciplined capital expenditure process requires shifting capacity from lower margin products to higher margin, faster growing products in order for spending to remain within this lower capital budget. In 2007, we expect to continue our capital expenditure discipline and the management of our product mix, while moving to the next phase of our growth by focusing on the introduction of new products to further increase our gross and operating margins. In order to accomplish this, during the previous two years we have made significant investments in design resources and field application engineers.

Another goal is to keep our distribution inventory on hand at 11 weeks, plus or minus a week. In order to support this goal, in mid-2005 we changed our management and incentive structure for the distribution channel to focus on distribution re-sales rather than sales into the distribution channel. Further, we expect to manage to the higher end of our target range during a down cycle and the lower end of our target range during an up cycle. At the end of 2006, we maintained distribution channel inventory on hand at approximately 12 weeks as compared to approximately 11 weeks at the end of 2005. The increase in distribution inventory on hand was the result of a deceleration in distributor sell through in the last few weeks of December 2006, leaving channel inventories at the upper end of our target range. We also continue to manage our internal inventories, with a target range of 10 weeks of internal inventory, plus or minus a week. Our days of inventory at the end of 2006 was within the target range at 10 weeks.

The Analog Products Group continues to develop leading edge products that provide performance and cost advantages to our customers. As part of our strategy, we have accelerated investments in research and development for continued development of advanced process and package technology. We provide differentiated products with clear performance advantages by working closely with our customers to understand their system needs and delivering products on time with stable lead times. We believe our R&D investments in Analog Products will generate sales growth opportunities in the future.

The Functional Power Group continues to develop leading edge MOFSET silicon technology, state of the art packaging technologies and integrated custom power system solutions. By integrating our technology, expertise and packaging technologies into a complete solution for our customers, we expect to steadily improve gross margins and at the same time, the value proposition to our customers.

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

While our expanding power product portfolio serves a wide variety of end markets, our sales tend to follow a seasonal pattern which is affected by consumer and corporate purchasing patterns, and regional lifestyle influences such as vacation periods and holidays. Typically, our strongest shipping quarter is the fourth quarter, which is driven by sales into products that are purchased by consumers for the Christmas holiday season. First quarter sales are generally weaker than the fourth quarter, as our production lines are constrained and demand is impacted by the celebration of Lunar New Year holidays in Asia. Second quarter sales are generally stronger than the first quarter, often driven by stronger corporate spending. Third quarter sales are generally weaker than the second quarter as customer summer vacation schedules slow business activity. These are general seasonal trends that we have observed over many years. Specific conditions in any given year, such as channel inventory builds or corrections, customer demand increases or decreases, new end market product cycles, or macroeconomic or political events may override these cyclical patterns.

Our results for the year ended December 31, 2006 consists of 53 weeks, while results for the years ended December 25, 2005 and December 26, 2004 each consist of 52 weeks.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our audited consolidated financial statements.

	Year Ended
	December 31, 2006		December 25, 2005		December 26, 2004
	(Dollars in millions)
Total revenues	$1,651.1	100%	$1,425.1	100%	$1,603.1	100%
Gross profit	496.8	30%	314.3	22%	448.3	28%

Operating Expenses:
Research and development	107.5	7%	77.6	5%	82.0	5%
Selling, general and administrative	241.9	15%	194.5	14%	176.0	11%
Amortization of acquisition-related intangibles	23.5	1%	23.9	2%	26.0	2%
Restructuring and impairments	3.2	0%	16.9	1%	18.6	1%
Reserve for potential losses	8.2	0%	6.9	0%	11.0	1%
Gain on sale of product line, net	(6.0)	-1%	—	0%	—	0%

Total operating expenses	378.3	23%	319.8	22%	313.6	20%

Operating income (loss)	118.5	7%	(5.5)	0%	134.7	8%

Other expense, net	19.7	1%	31.0	2%	61.9	4%

Income (loss) before income taxes	98.8	6%	(36.5)	-3%	72.8	5%

Provision for income taxes	15.4	1%	204.7	14%	13.6	1%

Net income (loss)	$83.4	5%	$(241.2)	-17%	$59.2	4%

Year Ended December 31, 2006 Compared to Year Ended December 25, 2005

Total Revenues. Total revenues for 2006 increased $226.0 million, or 16%, as compared to 2005. In 2006, increases in unit volumes contributed approximately 21% of the increase, offset by product mix and price related decreases in average selling prices of 5%. Throughout 2005, our strategy was to focus on reducing the levels of inventory in our distribution channel and as a result, we constrained sales to our distributors. In 2006, this allowed us to deliver higher, more stable earnings. The increase in revenue was seen across all segments, with both Analog Products and Functional Power increasing approximately 20% and Standard Products increasing approximately 5% during 2006, as compared to 2005. Functional Power accounted for over two-thirds of the dollar increase, or $156.6 million in 2006. In addition, our 2006 fiscal year consisted of 53 weeks compared to 52 weeks for our 2005 fiscal year. This extra week had the effect of increasing sales by approximately 2%.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for these geographic reporting purposes includes Japan and Singapore and excludes Korea) for 2006 and 2005.

	Year Ended
	December 31, 2006	December 25, 2005
United States	10%	10%
Other Americas	3	2
Europe	12	11
China	27	25
Taiwan	19	20
Korea	15	16
Other Asia/Pacific	14	16

Total	100%	100%

Gross Profit. Gross profit increased approximately 58% in 2006, as compared to 2005. Our strategy to reduce distributor inventory levels in 2005 allowed us to increase factory utilization and improve product mix in 2006. We also had $20.8 million of lower depreciation expense in 2006 as a result of a change in certain useful life estimates of machinery and equipment from five years to eight years in the third quarter of 2005. These gross profit improvements were partially offset by increases in variable compensation accruals of $23.3 million and $5.5 million of stock-based compensation expense. Included in 2005 gross profit was a charge of $0.8 million for accelerated depreciation on assets to be abandoned, recorded in cost of sales.

Stock-Based Compensation Expense. On December 26, 2005 (first day of fiscal 2006), we adopted SFAS 123(R) using the modified prospective application method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. Under the modified prospective application method, stock-based compensation cost recognized in 2006 includes: (a) compensation cost for all share-based awards granted prior to but not yet vested as of December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), and (b) compensation cost for all share-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method of adoption, the company’s results of operations and financial position for prior periods have not been restated.

Compensation cost for stock options is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make several assumptions, two of which are expected volatility and expected life. For expected volatility, we utilized historical volatility given that options in our stock are not actively traded and calculated the volatility based on the time period that is commensurate with the option’s expected life assumption. For expected life, we evaluated terms based on history and exercise patterns across our demographic population to determine a reasonable assumption. We estimated these assumptions considering the guidance in SFAS 123(R) and Staff Accounting Bulletin (SAB) 107.

In 2006, we recognized $26.7 million of stock-based compensation expense. As of December 31, 2006, $0.7 million of stock-based compensation expense is included in inventory. Included in total stock-based compensation costs (including capitalized costs) of $27.4 million in 2006, is $12.4 million relating to DSUs, RSUs and PUs that would have been recorded under Accounting Principles Board (APB) 25, Accounting for Stock Issued to Employees, even if SFAS 123(R) had not been adopted.

The adoption of SFAS 123(R) impacted diluted earnings per share for the year ended December 31, 2006 by $0.11. We expect stock-based compensation expense to be between $6.5 million and $7.5 million per quarter in 2007.

As of December 31, 2006, the total stock-based compensation cost related to unvested awards not yet recognized in the statement of operations was $17.2 million for options, $3.1 million for DSUs, $4.4 million for RSUs and $6.7 million for PUs. The related weighted average remaining recognition period (in years) was 1.4 for options, 1.0 for DSUs, 1.7 for RSUs and 2.0 for PUs.

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation awards using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense was recognized when the exercise price of the company’s stock options equaled or exceeded the fair market value of the underlying stock at the date of grant. Instead, we disclosed in a footnote the effect on net income (loss) and net income (loss) per share as if the company had applied the fair value based method of SFAS 123, to record the expense.

Prior to the adoption of SFAS 123(R), we recognized expense over the service period for each separately vesting option tranche for the pro forma footnote disclosures required by SFAS 123. The company switched to a straight-line attribution method on December 26, 2005 for all grants that include only service vesting conditions. Due to the performance criteria associated with our performance units, our performance units are expensed over the service period for each separately vesting tranche. The expense associated with the unvested portion of the pre-adoption PU grants will continue to be expensed over the service period for each separately vesting tranche.

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

See Item 8, Note 8 of this report for further information regarding our adoption of SFAS 123(R).

Operating Expenses. Research and development (R&D) expenses were 7% of revenues for 2006 as compared to 5% of revenues for 2005. The increase was in line with our strategy to increase our focus on R&D as we develop new higher value products. Additionally in 2006, R&D includes an increase in variable compensation accruals of approximately $11.1 million, $4.3 million of stock-based compensation expense and approximately $3.0 million of higher salary and benefits expense related to R&D headcount increases. Selling, general and administrative (SG&A) expenses were 15% of revenues for 2006 as compared to 14% of revenues for 2005 due primarily to increased variable compensation accruals of $22.9 million, $4.9 million of increased costs relating to field application engineers and $16.9 million of stock-based compensation expense.

Acquisition amortization was roughly flat in 2006 as compared to 2005. During the second quarter of 2006, we completed our acquisition of the design team and certain assets of Orion Design Technologies (Orion). As part of this acquisition, we acquired $1.0 million in assembled workforce, which is being amortized over the estimated useful life of 5 years. The increase related to this acquisition was offset by a decrease due to certain intangibles becoming fully amortized during the second quarter of 2005 and the impairment loss recorded in the third quarter of 2005.

Gain on sale of product line, net. In 2006, we announced the sale of the light-emitting diode (LED) lamps and displays product line to Everlight International Corporation, a U.S. subsidiary of Everlight Electronics Company Ltd., of Taiwan, as the LED lamps and displays product line does not fit our strategic direction. As a result of the sale, we recorded a net gain of $6.0 million on the sale.

Restructuring and Impairments. During the fourth quarter of 2006, we recorded restructuring and impairment charges of $3.2 million. These charges include $1.0 million in employee separation costs and $2.2 million in asset impairment costs.

The 2006 Infrastructure Realignment Program is expected to be substantially complete by the second quarter of 2007 and impacts approximately 33 non-manufacturing personnel. We anticipate annual cost savings associated with the employee separation of approximately $3.4 million beginning in the first quarter of 2008. In addition, we expect annualized cost savings of $0.3 million associated with depreciation savings related to the asset impairment charge.

We recorded restructuring and impairment charges of $16.9 million in 2005. These charges included $10.2 million in employee separation costs, $0.7 million in office closure costs, $7.1 million in asset impairment costs and $0.2 million in other charges associated with our 2005 Infrastructure Realignment Program. In addition, we released $1.3 million in reserves primarily associated with the Second Quarter 2003 and 2004 Infrastructure Realignment Programs.

The 2005 Infrastructure Realignment Program commenced during the first quarter of 2005 and was substantially complete by the fourth quarter of 2006. This program impacted approximately 180 manufacturing and non-manufacturing personnel. We achieved annual cost savings associated with employee separation of approximately $12.8 million beginning in the first quarter of 2006. In addition, we achieved annualized cost savings of $1.2 million associated with depreciation savings related to the second quarter 2005 asset impairment charge.

Reserve for Potential Losses. In the fourth quarter of 2006, we recorded an $8.2 million reserve for potential losses as a result of an unfavorable judgment in our legal proceeding with Zhongxing Telecom Ltd. (ZTE). In the fourth quarter of 2005, we recorded $6.9 million as an additional reserve for potential settlement losses related to legal proceedings for phosphorus mold compound litigation and claims. The reserve was based on our analysis of the claims and our historical experience in defending and/or resolving these claims. See Item 8, Note 14 of this report for further information.

Other Expense, net.

The following table presents a summary of Other expense, net for 2006 and 2005, respectively.

	Year Ended
	December 31, 2006	December 25, 2005
	(In millions)
Interest expense	$42.3	$41.3
Interest income	(22.8)	(13.2)
Other (income) expense, net	0.2	2.9

Other expense, net	$19.7	$31.0

Interest expense. Interest expense in 2006 increased $1.0 million, as compared to 2005, due to rising interest rates on our variable rate term loan. In addition, there was an extra week of interest expense in 2006, offset by lower debt balances.

Interest income. Interest income in 2006 increased $9.6 million, as compared to 2005, due to improved rates of return earned on cash and short-term marketable securities as well as higher average cash balances. In addition, there was an extra week of interest income in 2006.

Other (income) expense, net. In 2006, we recorded $0.2 million of net other expense. This includes a gain of $(0.6) million on the sale of a strategic investment, $0.5 million of fees associated with the refinancing of the senior credit facility, and $0.3 of expense relating to charitable donations and contributions. During 2005, we recorded $2.9 million of net other expense. This includes $(20.3) million of net lawsuit settlement gains, a net $(0.7) million recovery of strategic investment write-offs and $23.9 million for costs associated with the redemption of our 10 1/2% Notes.

Income Taxes. The effective tax rate for 2006 was 15.6%. The effective tax rate for 2006 included a net tax benefit of $3.5 million recorded in the first quarter as a result of finalization of certain tax filings and audit outcomes. It also included $4.3 million of combined tax benefits recorded in 2006 as a result of Fairchild Korea Semiconductor Ltd. adjusting certain tax assets and liabilities to reflect the gradual increase in the Korean tax holiday rate. Income taxes for 2006 were $15.4 million, on income before taxes of $98.8 million, as compared to $204.7 million, on loss before taxes of $36.5 million, for 2005. Included in the $204.7 million tax expense in 2005 was a non-cash charge of $207.1 million for a valuation allowance on our deferred tax assets. In 2006, the valuation allowance on our deferred tax assets was reduced by $18.5 million.

Changes in the location of taxable income and losses could result in significant changes in the underlying effective tax rate.

Reportable Segments.

The following table represents comparative disclosures of revenue and gross profit of our reportable segments.

	Year Ended
	December 31, 2006				December 25, 2005
	Revenue	% of Total	Gross Profit %	Operating Income (loss)	Revenue	% of Total	Gross Profit %	Operating Income (loss)
	(Dollars in millions)
Functional Power	$958.4	58.0%	31.2%	$120.7	$801.8	56.3%	24.6%	$46.9
Analog Products	320.1	19.4%	34.4%	(13.1)	266.8	18.7%	19.9%	(39.3)
Standard Products	372.6	22.6%	25.0%	43.0	356.5	25.0%	17.9%	10.7
Other (1)	—	0.0%	0.0%	(32.1)	—	0.0%	0.0%	(23.8)

Total	$1,651.1	100.0%	30.1%	$118.5	$1,425.1	100.0%	22.1%	$(5.5)

(1)	Operating loss in 2006 includes $26.7 million of stock-based compensation expense, $8.2 million for a reserve for potential losses arising from a lawsuit (see Item 8, Note 14), $3.2 million for restructuring and impairments, and a net gain of $6.0 million on the sale of a product line. Operating loss in 2005 includes $16.9 million for restructuring and impairments and $6.9 million for a reserve for potential losses stemming from customer claims related to products manufactured with a defective mold compound purchased from Sumitomo Bakelite Singapore Pte. Ltd. and affiliated companies (See Item 8, Note 14).

Functional Power. Functional Power revenues increased approximately 20% in 2006 as compared to 2005. Our results for 2006 include 53 weeks compared to 52 weeks in 2005. During 2006, an increase in unit volumes grew revenues approximately 22%, offset by a price and product mix related decline in average selling prices of approximately 2%. Our low voltage MOSFET sales were particularly strong in 2006 with a 27% increase in sales over 2005. Gross profits increased due to higher factory utilization, improved product mix, better management of channel and internal inventory and lower depreciation expense, slightly offset by $13.5 million of variable compensation accruals. Gross profit was also positively impacted by approximately $4.2 million as the result of a sales reserve adjustment between the product lines.

Functional Power had operating income of $120.7 million in 2006, as compared to $46.9 million in 2005. The increase in operating income was due to higher gross profits partially offset by higher R&D and SG&A expenses. R&D expenses increased due to higher variable compensation accruals of $6.4 million and our continued focus on developing new products. SG&A expenses increased mainly due to increased variable compensation accruals of $8.6 million and increased spending to support continued growth. Included in SG&A during 2005 was a charge of $2.9 million for accelerated depreciation on certain assets to be abandoned.

Analog Products. Analog Products revenues also increased approximately 20% in 2006 as compared to 2005. Our results for 2006 include 53 weeks compared to 52 weeks in 2005. During 2006, unit volumes increased revenues approximately 25%, while product mix and price related decreases in average selling prices reduced revenue by approximately 5%. Both analog switches and video filters experienced strong growth with 55% and 26% increases, respectively. Gross profit increased due to higher factory utilization, improved mix of higher margin products, improved inventory management and lower depreciation expenses, slightly offset by $4.5 million of variable compensation accruals. Gross profit was negatively impacted by $5.8 million in 2006 as the result of a sales reserve adjustment between the product lines.

Analog products had an operating loss of $13.1 million in 2006, as compared to $39.3 million in 2005. The improvement in operating loss was due to higher gross profit, partially offset by higher R&D and SG&A expenses. R&D expenses increased due to continued investment in product, process and package development and additional design teams to help accelerate the introduction of new products in order to drive high margin growth. Lastly, higher variable compensation accruals of $2.1 million contributed to the R&D increase. SG&A expenses increased due to higher variable compensation accruals of $2.8 million, increased legal expenses, and higher sales expense related to the expansion of field application engineering activities. Included in SG&A during 2005 was a charge of $1.2 million for accelerated depreciation on certain assets to be abandoned. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the second quarter of 2005, offset slightly by an increase as a result of the Orion acquisition during the second quarter of 2006.

Standard Products. Standard Products revenues increased approximately 5% in 2006 as compared to 2005. Our results for 2006 include 53 weeks compared to 52 weeks in 2005. During 2006, increases in unit volumes grew revenues by 16%, while product mix and price related decreases in average selling prices reduced revenue 11%. During the first quarter of 2006, we sold our LED lamps and displays product line, which resulted in a decrease in revenue of $29.1 million in 2006 as compared to 2005. Generally, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as our strategic focus shifts to the Analog Products and Functional Power segments. While we anticipate revenues will continue to decline as a percentage of our total revenues, our strategy is to manage Standard Products more selectively, maximizing cash flow and operating income contribution. Gross profit, excluding the effect of the sale of the LED lamps and displays product line, which was approximately $3.6 million, increased due to product mix improvements, lower costs, lower depreciation expense and improved inventory management and factory utilization, offset slightly by $5.3 million of variable compensation accruals. Gross profit was positively impacted by $1.4 million due to the recovery of costs relating to a subcontractor settlement and $1.6 million as the result of a sales reserve adjustment between the product lines.

Standard Products had operating income of $43.0 million in 2006, compared to $10.7 million in 2005. The increase in operating income was primarily due to higher gross profit, decreased R&D expenses due to the LED lamps and displays product line divestiture and the reduction of certain factory R&D efforts, offset somewhat by higher variable compensation accruals of $2.5 million. SG&A expenses decreased due to the LED lamps and displays divestiture, offset by increases in variable compensation accruals of $3.4 million. Included in SG&A during 2005 was a charge of $1.4 million for accelerated depreciation on certain assets to be abandoned. Acquisition amortization decreased due to certain intangibles becoming fully amortized in the second quarter of 2005.

Year Ended December 25, 2005 Compared to Year Ended December 26, 2004

Total Revenues. Total revenues for 2005 decreased $178.0 million, or 11%, as compared to 2004. The decrease was experienced by all product segments, particularly Standard Products, which accounted for almost half the decline (or $87.0 million for the year). Overall, decreases in average selling prices contributed 69% of the decrease, while unit volumes accounted for the remaining 31% of the decline. In addition, our revenue declines were in line with our goal to reduce distributor inventory.

The following table presents, as a percentage of sales, geographic sales for the Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for these geographic reporting purposes includes Japan and Singapore and excludes Korea) for 2005 and 2004.

	Year Ended
	December 25, 2005	December 26, 2004
United States	10%	12%
Other Americas	2	2
Europe	11	11
China	25	21
Taiwan	20	21
Korea	16	18
Other Asia/Pacific	16	15

Total	100%	100%

The decrease in our United States percentage of sales is a result of customers moving purchases of product to Asia. The increase in our China percentage of sales is due to our growing customer base, as well as our commitment to investing our resources in this growing region. The decrease in our Korean percentage of sales is due to lower than expected sales.

Gross Profit. Consistent with our revenues, our gross profits were impacted by our continued efforts to reduce internal and channel inventory levels. During 2005, approximately 37% of the gross profit decrease in dollar terms was due to the previously discussed decline in revenues, with the remaining decrease due to lower factory utilization, particularly in Analog Products as the product line adjusted inventory levels to support their high-margin business model. Included in 2005 gross profit is a change in certain estimated useful life assumptions of machinery and equipment, as discussed above, which is an approximate net $12.0 million benefit, recorded in cost of sales. In addition, 2005 gross profit includes a charge of $0.8 million for accelerated depreciation on assets to be abandoned, recorded in cost of sales. Included in 2004 gross profit are a $2.1 million net sales reserves release and a $0.3 million net inventory charge associated with the discontinuation of certain products in connection with our 2003 restructuring actions, recorded in revenue and cost of sales, respectively.

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

The 2004 Infrastructure Realignment Program actions announced in 2004 impacted both manufacturing and non-manufacturing personnel, primarily in the United States, and was completed in the third quarter of 2006. As a result of the $4.9 million charged, including salary and benefits associated with the termination of approximately 80 employees, we achieved cost savings of approximately $7.2 million in manufacturing and non-manufacturing costs on an annualized basis beginning in 2006.

The 2005 Infrastructure Realignment Program actions announced in 2005 impacted both manufacturing and non-manufacturing personnel, primarily in the United States, and was completed in the fourth quarter of 2006. As a result of the $16.9 million charged, net of releases, including salary and benefits associated with the termination of approximately 180 employees, we achieved cost savings of approximately $12.8 million in manufacturing and non-manufacturing costs on an annualized basis beginning in 2006. In addition, we achieved annualized cost savings of $1.2 million associated with depreciation savings related to 2005 asset impairment charges.

Reserve for Potential Losses. In the fourth quarter of 2005 and second quarter of 2004, we recorded $6.9 million and $11.0 million, respectively, as a reserve for potential settlement losses for phosphorus mold compound litigation and claims. The reserves were based on our analysis of the claims and our historical experience in defending and/or resolving these claims. See Item 8, Note 14 of this report for further information.

Other Expense, net.

The following table presents a summary of Other expense, net for 2005 and 2004, respectively.

	Year Ended
	December 25, 2005	December 26, 2004
	(In millions)
Interest expense	$41.3	$63.8
Interest income	(13.2)	(10.3)
Other (income) expense, net	2.9	8.4

Other expense, net	$31.0	$61.9

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

Other (income) expense, net. During 2005, we recorded $2.9 million of net other expense. This includes $(20.3) million of net lawsuit settlement gains, a net $(0.7) million recovery of strategic investment write-offs and $23.9 million for costs associated with the redemption of our 10 1/2% Notes. The $(0.7) million recovery includes a $1.1 million charge associated with the write-down of a strategic investment, offset by a $(1.8) million recovery of a third quarter 2004 strategic investment write-off. The $23.9 million for costs associated with the redemption of our 10 1/2% Notes includes $18.5 million for the call premium and other transaction fees and a $5.4 million non-cash write off of deferred financing fees. In 2004, we recorded a charge of $8.4 million related to impairment losses associated with our strategic investments.

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

Reportable Segments.

The following table presents comparative disclosures of revenue and gross profit of our reportable segments.

	Year Ended
	December 25, 2005				December 26, 2004
	Revenue	% of Total	Gross Profit %	Operating Income (loss)	Revenue	% of Total	Gross Profit %	Operating Income (loss)
	(Dollars in millions)
Functional Power	$801.8	56.3%	24.6%	$46.9	$849.2	53.0%	29.8%	$114.8
Analog Products	266.8	18.7%	19.9%	(39.3)	310.4	19.4%	33.9%	23.8
Standard Products	356.5	25.0%	17.9%	10.7	443.5	27.6%	20.3%	25.7
Other (1)	—	0.0%	0.0%	(23.8)	—	0.0%	0.0%	(29.6)

Total	$1,425.1	100.0%	22.1%	$(5.5)	$1,603.1	100.0%	28.0%	$134.7

(1)	Operating loss includes $16.9 million and $18.6 million for restructuring and impairments in 2005 and 2004, respectively, and also includes $6.9 million and $11.0 million in 2005 and 2004, respectively, for a reserve for potential losses stemming from customer claims related to products manufactured with a defective mold compound purchased from Sumitomo Bakelite Singapore Pte. Ltd. and affiliated companies (See Item 8, Note 14).

Functional Power. Functional Power revenues decreased approximately 6% in 2005, as compared to 2004. A decline in average selling prices brought revenues down 4%, while a 2% decline in unit volume contributed the remainder of the overall decrease in 2005. The decline in average selling prices was the result of continued pricing pressure, particularly from competition in China and changes in our product mix. The decline in unit volume was the result of reduced demand, in all regions except for China, as a result of our focus on reducing distributor inventory levels. The slight increase in the China region was driven by increased sales in the consumer, motion control and offline power supply end markets, due to design wins and captured market share. Despite the declines in revenue, we experienced growth in areas where we have made significant R&D investments, specifically for our PowerTrench® III and PowerTrench® IV and SPM™ products. Gross profits decreased due to unfavorable changes in product mix, due to higher content of low margin product, as well as our attempts to reduce internal and distributor inventory which, as a result, decreased our factory utilization. Included in Functional Power gross profit is approximately $10 million of net benefit relating to the depreciable life change. In 2005, gross profit also includes a charge of $0.3 million for accelerated depreciation on assets to be abandoned, recorded in cost of sales. In 2004, gross profit includes a release of $0.2 million of sales reserves and $0.4 million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products.

Functional Power had operating income of $46.9 million in 2005, as compared to $114.8 million in 2004. The decrease in operating income was due to lower gross profits and higher SG&A expenses. R&D expenses were roughly flat. SG&A expenses increased mainly due to increased allocated legal expenses, an increased focus on more field application support, as well as allocated non-cash expenses related to certain employee retirement benefits. Also, included in SG&A is a charge of $2.9 million for accelerated depreciation on certain assets to be abandoned. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the first quarter of 2004 and second quarter of 2005. In addition, acquisition amortization decreased due to impairment of developed technology recorded in the third quarter of 2005.

Analog Products. Analog Products revenues decreased approximately 14% in 2005, as compared to 2004. A decline in average selling prices and product mix decreased revenues 18%, while a moderate increase in unit volume grew revenues 4% during 2005. The decline in revenues was seen across virtually all products and regions, mainly due to our initiative to reduce distributor inventory levels. In addition, virtually all products experienced lower average selling prices due to pricing pressure in the market, as well as a shift in product mix. Despite these declines, we continue to see growth in our Analog switches which grew 33% year over year, or growth of roughly $8.5 million. Overall, lower average selling prices, offset by modest unit volume growth increases were the major driver of lower gross margins year over year in dollar terms. We also reduced inventory levels through portfolio management both internally and in the distribution channel to better align with our business model of focusing on faster turning, more proprietary products. This has also driven our lower factory utilization. We have also recorded inventory write-downs as we discontinue certain products, which allow us to continue to focus on higher value, higher margin offerings. In addition, in the third quarter Analog Products recorded approximately $2.0 million of inventory charges and sales returns related to a quality issue that has subsequently been resolved. In 2005, gross profit includes a charge of $0.3 million for accelerated depreciation on assets to be abandoned, recorded in cost of sales. Gross profit in 2004 includes a charge (release) of $(0.2) million of sales reserves and $0.1 million of inventory reserves, recorded in revenue and cost of sales, respectively, both associated with the discontinuation of certain products in connection with our 2003 restructuring actions.

Analog Products had operating income (loss) of $(39.3) million in 2005, as compared to $23.8 million in 2004. R&D expenses increased as a percentage of sales as a result of incremental spending for additional design resources and associated development costs. This coupled with lower overall revenues caused R&D as a percent of sales to increase. We will continue to invest in R&D to be able to fund future higher value, higher margin products. SG&A expenses increased due to non-cash expenses related to certain employee retirement benefits as well as higher allocated legal expenses. Also, included in SG&A is a charge of $1.2 million for accelerated depreciation on certain assets to be abandoned. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the first quarter of 2004.

Standard Products. Standard Products revenues decreased approximately 20% in 2005, as compared to 2004. Unit volumes decreased sales 12%, while declines in average selling prices contributed an additional 7% to the overall decline during 2005. The decline in revenues was due to reduced demand due to our initiative to actively reduce distributor inventory levels, as well as significant pricing pressure. The decline in units was driven mainly by reduced demand for our logic and discrete standard products. Virtually all end markets declined and on a regional basis, Japan saw an over 47% decrease in revenues as distributors substantially reduced their inventories of our products. In addition, revenues declined $5.5 million in 2005, or 6.5% of the total revenue decline compared to the same periods of 2004, due to the discontinuation of the Memory product line during 2004. In the future, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as our strategic focus shifts to the Analog Products and Functional Power segments. Included in Standard Product gross profit is approximately $2 million of net benefit relating to the depreciable life change. Standard Product gross profit in 2005 also includes a charge of $0.2 million for accelerated depreciation on assets to be abandoned, recorded in cost of sales. Standard Product gross profits, excluding the effect of the discontinuation of the Memory product line, which was approximately $2.4 million in 2004, decreased due to a combination of lower factory utilization and our initiative to more selectively choose the business in this area.

While we anticipate revenues will continue to decline as a percentage of our total revenues, our strategy is to manage standard products more selectively, while increasing our margins in this business. We expect our future revenue mix for Standard Products to shift slightly away from Optoelectronics due to the sale of the LED and LED Display business that took place in the beginning of 2006 (see Item 8, Note 17 for additional information). Standard Products gross profit in 2004 includes a charge (release) of $(1.7) million of sales reserves and $0.6 million of inventory reserves, recorded in revenue and cost of sales, respectively, associated with the discontinuation of certain products in connection with our 2003 and 2004 restructuring actions.

Standard Products had operating income of $10.7 million in 2005, as compared to $25.7 million in 2004. R&D expenses were roughly flat as a percentage of revenue, while SG&A expenses increased slightly due to a non-cash expense related to certain employee retirement benefits and higher allocated legal expenses. Also, included in SG&A is a charge of $1.4 million for accelerated depreciation on certain assets to be abandoned. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the first quarter of 2004 and the second quarter of 2005.

Liquidity and Capital Resources

On June 22, 2006, we used $50.0 million of cash to pay down the term loan on our senior credit facility from $444.4 million to $394.4 million. Subsequently, on June 26, 2006, we refinanced the senior credit facility and replaced the $394.4 million term loan with a new $375.0 million term loan and replaced the $180.0 million revolving line of credit with a new $100.0 million line of credit (Revolving Credit Facility), of which $19.4 million was drawn on June 26, 2006. In addition, the new senior credit facility includes a $200.0 million uncommitted incremental term loan feature. The refinancing reduced the variable interest rate on the term loan from LIBOR (London Interbank Offered Rate) plus 1.75% to LIBOR plus 1.50% and reduced the variable interest rate on the Revolving Credit Facility from LIBOR plus 2.25% to LIBOR plus 1.50%. We incurred cash charges of $1.9 million in the second quarter of 2006 related to the refinancing, of which $1.4 million was deferred.

We have a borrowing capacity of $100.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At December 31, 2006, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $79.4 million available under this senior credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $15.0 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.

Our senior credit facility, which includes the $375.0 million term loan and the $100.0 million revolving line of credit, the indenture governing our 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At December 31, 2006, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures over the next twelve months. We had capital expenditures of $111.8 million in 2006.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions. We are funding our acquisition of System General Corporation with cash (see Item 8, Note 20 for additional information).

As of December 31, 2006, our cash, cash equivalents and short-term and long-term marketable securities were $586.4 million, an increase of $40.5 million from December 25, 2005.

During 2006, our cash provided by operating activities was $184.9 million compared to $150.7 million in 2005. The following table presents a summary of net cash provided by operating activities during 2006 and 2005, respectively.

	Year Ended
	December 31, 2006	December 25, 2005
	(In millions)
Net income (loss)	$83.4	$(241.2)
Depreciation and amortization	116.8	150.2
Non-cash stock-based compensation	26.7	—
Deferred income taxes, net	(1.8)	183.7
Other, net	(0.9)	19.8
Change in other working capital accounts	(39.3)	38.2

Cash provided by operating activities	$184.9	$150.7

The change in cash provided by operating activities was primarily due to an increase in net income of $324.6 million, which includes $195.4 million relating to the non-cash deferred income tax reserve expense recorded in the second quarter of 2005. Depreciation and amortization decreased by $33.4 million primarily as a result of a change in certain useful life estimates of machinery and equipment from five years to eight years during the third quarter of 2005. Non-cash stock-based compensation increased due to the adoption of SFAS 123(R). The changes in the working capital accounts was due to increases in accounts receivable and inventories, primarily due to business growth and increased revenues during 2006. Our current liabilities increased primarily due to higher variable compensation accruals. These increases were partially offset by income tax payments, payments made in the first quarter of 2006 on accruals relating to litigation settlements, and payments made on restructuring accruals.

Cash provided by investing activities during 2006 totaled $46.9 million compared to $228.9 million in 2005. The decrease primarily results from the net reduction of purchases and sales of marketable securities as we move away from the use of auction rate securities to other cash equivalent investments with improved rates of return. Our capital expenditures during 2006 was flat at 6.8% in comparison to 2005, which is in line with our continued efforts to hold annual capital expenditures to 6 to 8 % of sales.

Cash used in financing activities of $37.3 million in 2006 was primarily due to the repayment of long term debt. We paid down $50.0 million on our term loan during the second quarter of 2006. Cash used in financing activities of $195.2 million in 2005 was primarily due to the repayment of the company’s 10 1/2% Notes, net of the issuance of long-term debt.

The table below summarizes our significant contractual obligations as of December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations (1)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt Obligations	$592.5	$2.8	$207.5	$7.6	$374.6
Interest on Debt Obligations (2)	20.0	10.0	10.0	—	—
Operating Lease Obligations (3)	43.1	15.9	19.4	4.7	3.1
Letters of Credit	2.3	2.3	—	—	—
Capital Purchase Obligations (4)	41.1	41.1	—	—	—
Other Purchase Obligations and Commitments (5)	95.1	82.7	6.3	3.5	2.6
Executive Compensation Agreements	2.6	0.1	0.2	0.2	2.1

Total (6)	$796.7	$154.9	$243.4	$16.0	$382.4

(1)	In addition to the above, we have an obligation under Korean law to pay lump-sum payments to employees upon termination of their employment (see Item 8, Note 9 for further detail). This retirement liability was $21.5 million as of December 31, 2006.
(2)	We also have obligations for variable interest payments in conjunction with the senior credit facility (see Item 8, Note 6 for additional information).
(3)	Represents future minimum lease payments under noncancelable operating leases.
(4)	Capital purchase obligations represent commitments for purchase of plant and equipment. They are not recorded as liabilities on our balance sheet as of December 31, 2006, as we have not yet received the related goods or taken title to the property.
(5)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.
(6)	Total does not include contractual obligations recorded on the balance sheet as current liabilities other than debt obligations, or certain purchase obligations as discussed below.

It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or “take or pay” arrangements for purchases of certain equipment and raw materials. Obligations under these arrangements are included in (5) above.

We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant at December 31, 2006 and the contracts generally contain clauses allowing for cancellation without significant penalty.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of revenue recognition, sales reserves, inventory valuation, impairment of long-lived assets, income taxes, loss contingencies and stock-based compensation. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

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

Approximately 67% of our revenue is generated through the use of distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. We have agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue based upon historical activity. We also have volume based incentives with certain distributors to encourage stronger resales of our products. Reserves are recorded as a reduction to revenue as they are earned by the distributor. Our policy is to use a three to six month rolling historical experience rate in order to estimate the necessary allowance to be recorded. In addition, the products sold by us are subject to a limited product quality warranty. We accrue for estimated incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. The standard limited warranty period is one year. Quality returns are accounted for as a reduction of revenue. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

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

As required by SFAS 142, Goodwill and Other Intangible Assets, goodwill is subject to annual impairment tests, or more frequently, if indicators of potential impairment arise. Our impairment review process is based upon a discounted cash flow analysis, which uses our estimates of revenues, driven by market growth rates and estimated costs, as well as a market discount rate.

For all other long-lived assets, our impairment review process is based upon an estimate of future undiscounted cash flows. Factors we consider that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results,

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business,

•	significant negative industry or economic trends, and

•	significant technological changes, which would render equipment and manufacturing processes obsolete.

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs.

Income Taxes. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The company plans to repatriate certain non-U.S. earnings which have been taxed in the U.S. but earned offshore. The repatriation will not result in additional U.S. taxes. Deferred taxes are not provided for the remaining undistributed earnings of the company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. in accordance with APB Opinion 23, Accounting for Income Taxes—Special Areas.

We make judgments regarding the realizability of our deferred tax assets. In accordance with SFAS 109, Accounting for Income Taxes (SFAS 109), the carrying value of the net deferred tax assets is based on the belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets after consideration of all available positive and negative evidence. Future realization of the tax benefit of existing deductible temporary differences or carryforwards ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Future reversals of existing taxable temporary differences, projections of future taxable income excluding reversing temporary differences and carryforwards, taxable income in prior carryback years, and prudent and feasible tax planning strategies that would, if necessary, be implemented to preserve the deferred tax asset may be considered to identify possible sources of taxable income.

Valuation allowances have been established for U.S. deferred tax assets, which we believe do not meet the “more likely than not” criteria established by SFAS 109. In 2005, we established a full valuation allowance against our net U.S. deferred tax assets excluding certain deferred tax liabilities related to indefinite-lived goodwill. We recorded a valuation allowance in 2005 because of our continued losses in the U.S. and because our jurisdictional financial forecasts had enough uncertainty that it was management’s belief that we did not meet the standard of “more likely than not” that is required for measuring the likelihood of realization of net deferred tax assets under SFAS 109. If we are ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income from continuing operations, additional paid-in capital or to other comprehensive income. We will continue to evaluate book and taxable income trends, and their impact on the amount and timing of valuation allowance adjustments, in each future period.

The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether it is probable that the positions we have taken in tax filings will be sustained upon tax audit, and the extent to which, additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Loss Contingencies. The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5 requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We regularly evaluate current information available to us to determine whether such accruals should be adjusted. Changes in our evaluation could materially impact our financial position or our results of operations.

Stock-Based Compensation. On December 26, 2005 (first day of fiscal 2006), we adopted SFAS 123(R) using the modified prospective application method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The fair value of deferred stock units (DSUs), restricted stock units (RSUs) and performance stock units (PUs) is calculated based upon the fair market value of the company’s stock at the date of grant. The fair value of stock options and ESPP awards is estimated using the Black-Scholes valuation model. This model requires the input of highly subjective assumptions, including the expected volatility of our stock price and the expected life of the award. The assumptions used to value stock-based compensation awards can significantly impact the amount of stock-based compensation expense recognized over the requisite service period, typically the vesting period.

The fair value of stock-based awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. Prior to the adoption of SFAS 123(R), we used the expense recognition method in FASB Interpretation (FIN) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, to recognize expense. We switched to a straight-line attribution method on December 26, 2005 for all grants that include only a service condition. Due to the performance criteria, PUs are expensed over the service period for each separately vesting tranche. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed over the service period for each separately vesting tranche.

Forward Looking Statements

This annual report includes “forward-looking statements” as defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Risk Factors section. Among these factors are the following: our ability to complete our acquisition of System General Corporation, including failing to satisfy the conditions to the share swap and merger; changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of manufacturing capacity; the risk of production delays; the inability to attract and retain key management and other employees; risks related to warranty and product liability claims; risks inherent in doing business internationally; changes in tax regulations or the migration of profits from low tax jurisdictions to higher tax jurisdictions; availability of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

Policy on Business Outlook Disclosure and Quiet Periods

It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The second update is within a press release issued approximately two months into each quarter. The business outlook below is consistent with the outlook included in our January 25, 2007 press release announcing fourth quarter and full year 2006 results. On March 7, 2006, we intend to publish a mid-quarter press release to update our business outlook. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the outlook is not updated to reflect management’s current expectations. The quiet period for the first quarter of 2007 will be from March 17, 2007 to April 19, 2007, when we plan to release our first quarter 2007 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filing with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations.

Outlook

Excluding the impact from the anticipated System General acquisition, we expect first quarter revenues to be 3—6% lower and gross margins to be down 50—100 basis points sequentially due to lower sales volume during the Lunar New Year holidays in Asia. At the start of the first quarter, we had nearly 90% of our first quarter sales guidance booked and scheduled to ship. We expect R&D and SG&A spending, including stock-based compensation, to be approximately $87—$89 million for the first quarter. Stock-based compensation expense is forecast to be between $6.5 million and $7.5 million in the first quarter.

We expect to successfully complete the tender offer for System General in the first quarter and expect to consolidate their financial results with ours, with a deduction for the minority interest subtracted from net income. Given that 95.6% of System General’s shares were tendered, we expect to report at least this percentage of ownership for most of February and all of March and possibly more as additional shares are tendered. This accounting treatment will continue to be used until the expected share swap for the remaining outstanding shares is completed this summer, with exact timing dependant on regulatory approval.

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. We have yet to determine the impact, if any, of SFAS 157 on our consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes that occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material impact on our consolidated financial statements.

In September 2006, the SEC issued SAB 108, Quantifying Financial Statement Misstatements. SAB 108 was issued in order to eliminate the diversity in practice surrounding how registrants quantify financial statement misstatements. SAB 108 requires registrants to quantify the impact of correcting all misstatements, including the carryover and reversing effects of prior year misstatements, on the current year financial statements using both the rollover and iron curtain methods. If either method results in a material error, after considering all quantitative and qualitative factors, the financial statements must be adjusted. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. This statement is effective for fiscal years beginning after December 15, 2006. We continue to evaluate the impact of adopting FIN 48 and do not anticipate the adoption to have a material effect on our results of operations, financial position, or cash flows. When applying the minimum threshold recognition and measurement attribute prescribed by FIN 48, we expect that certain existing liabilities will no longer be required and that additional deferred tax assets will need to be recorded. However, we do not expect these adjustments to have a material impact to the financial statements, as the deferred tax asset is fully reserved with an offsetting valuation allowance.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements 133, Accounting for Derivative Instruments and Hedging Activities, and 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement is intended to improve the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. This statement is effective for all financial instruments acquired or issued after the beginning of fiscal years that begin after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 31, 2006. Actual results may differ materially.

We use currency forward and combination option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, British pound and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in other foreign exchange rates, we have established hedging programs. We utilize currency option contracts and forward contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 31, 2006, an adverse change (defined as a 20% unfavorable move in every currency where we have exposure) in the exchange rates of all currencies over the course of the year would have resulted in an adverse impact on income before taxes of approximately $7.3 million.

We have no interest rate exposure due to rate changes for the 5% Convertible Senior Subordinated Notes. However, we do have interest rate exposure with respect to the senior credit facility due to the variable LIBOR pricing for both the term loan and the revolving credit facility. We have entered into an interest rate swap to reduce our variable interest rate exposure on $150 million of the outstanding term loan. For example, a 50 basis point increase in interest rates would result in increased annual interest expense of $0.5 million for the revolving credit facility, assuming all borrowing capability was utilized. A 50 basis point increase in interest rates would result in increased annual interest expense of $1.1 million for the remaining balance of the $375 million term loan, excluding $150 million fixed with an interest rate swap. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would be offset by an increase in interest income of $2.9 million on the cash and investment balances at 2006 year-end. At December 31, 2006, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $79.4 million available under this senior credit facility.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Semiconductor International, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, Fairchild Semiconductor International, Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective December 26, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Fairchild Semiconductor International, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts

March 1, 2007

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31, 2006	December 25, 2005
ASSETS
Current assets:
Cash and cash equivalents	$525.2	$330.7
Short-term marketable securities	59.1	182.5
Accounts receivable, net of allowances of $ 40.4 and $37.8 at December 31, 2006 and December 25, 2005, respectively	163.3	128.6
Inventories	238.9	200.5
Deferred income taxes, net of allowances of $33.1 and $35.8 at December 31, 2006 and December 25, 2005, respectively	11.5	3.3
Other current assets	30.5	28.9

Total current assets	1,028.5	874.5
Property, plant and equipment, net	646.4	635.0
Deferred income taxes, net of allowances of $162.5 and $ 178.3 at December 31, 2006 and December 25, 2005, respectively	0.9	—
Intangible assets, net	103.6	126.1
Goodwill	229.9	229.9
Long-term marketable securities	2.1	32.7
Other assets	34.2	30.1

Total assets	$2,045.6	$1,928.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2.8	$5.6
Accounts payable	90.2	95.2
Accrued expenses and other current liabilities	169.5	128.9

Total current liabilities	262.5	229.7
Long-term debt, less current portion	589.7	641.0
Deferred income taxes	35.0	33.5
Other liabilities	24.0	15.6

Total liabilities	911.2	919.8
Commitments and contingencies Temporary equity—deferred stock units	2.2	—
Stockholders’ equity:
Common stock, $.01 par value, voting; 340,000,000 shares authorized; 123,122,476 and 120,851,898 shares issued and 122,729,344 and 120,529,875 shares outstanding at December 31, 2006 and December 25, 2005, respectively	1.2	1.2
Additional paid-in capital	1,319.1	1,274.1
Accumulated deficit	(182.5)	(265.9)
Accumulated other comprehensive income	1.0	3.9
Less treasury stock (at cost)	(6.6)	(4.8)

Total stockholders’ equity	1,132.2	1,008.5

Total liabilities, temporary equity and stockholders’ equity	$2,045.6	$1,928.3

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Total revenue	$1,651.1	$1,425.1	$1,603.1
Cost of sales	1,154.3	1,110.8	1,154.8

Gross profit	496.8	314.3	448.3

Operating expenses:
Research and development	107.5	77.6	82.0
Selling, general and administrative	241.9	194.5	176.0
Amortization of acquisition-related intangibles	23.5	23.9	26.0
Restructuring and impairments	3.2	16.9	18.6
Reserve for potential losses	8.2	6.9	11.0
Gain on sale of product line, net	(6.0)	—	—

Total operating expenses	378.3	319.8	313.6

Operating income (loss)	118.5	(5.5)	134.7
Other expense, net	19.7	31.0	61.9

Income (loss) before income taxes	98.8	(36.5)	72.8
Provision for income taxes	15.4	204.7	13.6

Net income (loss)	$83.4	$(241.2)	$59.2

Net income (loss) per common share:
Basic	$0.68	$(2.01)	$0.50

Diluted	$0.67	$(2.01)	$0.48

Weighted average common shares:
Basic	122.2	120.2	119.5

Diluted	124.4	120.2	123.5

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Net income (loss)	$83.4	$(241.2)	$59.2
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(0.4)	2.9	(1.6)
Net amount reclassified to earnings for hedging	(0.4)	(0.4)	1.7
Net change associated with unrealized holding gain (loss) on marketable securities and investments	(2.8)	3.8	(1.0)
Net amount reclassified to earnings for marketable securities	(0.4)	0.1	0.2

Comprehensive income (loss)	$79.4	$(234.8)	$58.5

See accompanying notes to consolidated financial statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
Cash flows from operating activities:
Net income (loss)	$83.4	$(241.2)	$59.2
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	116.8	148.1	172.1
Amortization of deferred compensation	—	2.1	3.0
Non-cash stock-based compensation expense	26.7	—	—
Non-cash restructuring and impairments expense	2.2	7.6	0.4
Non-cash write-off of deferred financing fees	—	5.4	—
Non-cash vesting of equity awards	—	3.8	—
(Gain) loss on disposal of property, plant and equipment	1.4	0.5	(0.3)
Non-cash financing expense	2.1	2.5	3.9
Deferred income taxes, net	(1.8)	183.7	4.9
Gain on sale of product line	(6.0)	—	—
Gain on sale of strategic investment	(0.6)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(34.7)	25.4	(0.7)
Inventories	(37.7)	53.4	(32.4)
Other current assets	(6.2)	11.6	(2.0)
Accounts payable	(5.0)	(23.0)	9.2
Accrued expenses and other current liabilities	40.9	(36.2)	27.5
Other assets and liabilities, net	3.4	7.0	(0.1)

Cash provided by operating activities	184.9	150.7	244.7

Cash flows from investing activities:
Purchase of marketable securities	(176.1)	(591.3)	(936.2)
Sale of marketable securities	249.3	899.5	783.9
Maturity of marketable securities	81.1	20.6	58.9
Capital expenditures	(111.8)	(97.4)	(190.3)
Proceeds from sale of property, plant and equipment	—	—	7.8
Purchase of molds and tooling	(2.1)	(2.5)	(3.7)
Sale of strategic investment	1.1	—	—
Acquisitions and divestitures, net of cash acquired	5.4	—	—

Cash provided by (used in) investing activities	46.9	228.9	(279.6)

Cash flows from financing activities:
Repayment of long-term debt	(54.1)	(356.4)	(3.4)
Issuance of long-term debt	—	154.5	—
Proceeds from issuance of common stock and from exercise of stock options, net	27.3	15.7	24.0
Purchase of treasury stock	(9.1)	(8.0)	(8.5)
Debt issuance costs	(1.4)	(1.0)	(0.4)

Cash provided by (used in) financing activities	(37.3)	(195.2)	11.7

Net change in cash and cash equivalents	194.5	184.4	(23.2)
Cash and cash equivalents at beginning of period	330.7	146.3	169.5

Cash and cash equivalents at end of period	$525.2	$330.7	$146.3

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$22.2	$16.8	$4.8
Interest	$44.8	$49.1	$58.5
Non-cash transactions:
Tax effect associated with other comprehensive income (loss)	$—	$1.5	$(0.5)

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	At Par Value	Additional Paid-in Capital	Accumulated Deficit		Treasury Stock	Total
Balances at December 28, 2003	118.3	$1.2	$1,236.2	$(83.9)	$(1.8)	$(4.0)	$1,147.7
Net income	—	—	—	59.2	—	—	59.2
Exercise or settlement of plan awards and shares issued under stock purchase plan	1.8	—	15.5	—	—	8.4	23.9
Deferred compensation related to the grant of stock options and deferred stock units	—	—	3.0	—	—	—	3.0
Purchase of treasury stock	(0.5)	—	—	—	—	(8.5)	(8.5)
Cash flow hedges	—	—	—	—	0.1	—	0.1
Unrealized holding loss on marketable securities	—	—	—	—	(0.8)	—	(0.8)
Tax effect of the exercise of of stock options	—	—	4.5	—	—	—	4.5

Balances at December 26, 2004	119.6	1.2	1,259.2	(24.7)	(2.5)	(4.1)	1,229.1
Net loss	—	—	—	(241.2)	—	—	(241.2)
Exercise or settlement of plan awards and shares issued under stock purchase plan	1.5	—	8.5	—	—	7.3	15.8
Deferred compensation related to the grant of stock options and deferred stock units	—	—	2.1	—	—	—	2.1
Purchase of treasury stock	(0.6)	—	—	—	—	(8.0)	(8.0)
Cash flow hedges	—	—	—	—	2.5	—	2.5
Unrealized holding gain on marketable securities and investments	—	—	—	—	3.9	—	3.9
Non-cash acceleration of options	—	—	4.3	—	—	—	4.3

Balances at December 25, 2005	120.5	1.2	1,274.1	(265.9)	3.9	(4.8)	1,008.5
Net income	—	—	—	83.4	—	—	83.4
Exercise or settlement of plan awards and shares issued under stock purchase plan	2.7	—	19.9	—	—	7.3	27.2
Stock-Based compensation expense	—	—	27.3	—	—	—	27.3
Purchase of treasury stock	(0.5)	—	—	—	—	(9.1)	(9.1)
Cash flow hedges	—	—	—	—	(0.8)	—	(0.8)
Unrealized holding loss on marketable securities and investments	—	—	—	—	(3.2)	—	(3.2)
Adjustment to initially apply FASB Statement 158, net of tax	—	—	—	—	1.1	—	1.1
Temporary equity reclassification, deferred stock units	—	—	(2.2)	—	—	—	(2.2)

Balances at December 31, 2006	122.7	$1.2	$1,319.1	$(182.5)	$1.0	$(6.6)	$1,132.2

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION

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

The company is headquartered in South Portland, Maine and has manufacturing operations in South Portland, Maine, Colorado Springs, Colorado, West Jordan, Utah, Mountaintop, Pennsylvania, Cebu, the Philippines, Penang, Malaysia, Singapore, Bucheon, South Korea, and Suzhou, China. The company sells its products to customers worldwide.

The accompanying financial statements of the company have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to current presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The company’s fiscal year ends on the last Sunday in December. The company’s results for the year ended December 31, 2006 consists of 53 weeks, while results for the years ended December 25, 2005 and December 26, 2004 each consist of 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenue is not recognized unless there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, delivery has occurred and collectibility of the sales price is reasonably assured. Revenue from the sale of semiconductor products is recognized when title and risk of loss transfers to the customer, which is generally when the product is received by the customer. Shipping costs billed to customers are included within revenue. Associated costs are classified in cost of goods sold.

Approximately 67% of the company’s revenues are received from distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. The company has agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. The company records charges associated with these programs as a reduction of revenue based upon historical activity. The company’s policy is to use a three to six month rolling historical experience rate in order to estimate the necessary allowance to be recorded. In addition, under our standard terms and conditions of sale, the products sold by the company are subject to a limited product quality warranty. The standard limited warranty period is one year. The company may, and often does, receive warranty claims outside the scope of our standard terms and conditions. The company accrues for the estimated cost of incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. Quality returns are accounted for as a reduction of revenue.

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

Advertising

Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 were not material to the consolidated financial statements.

Research and Development Costs

The company’s research and development expenditures are charged to expense as incurred.

Cash, Cash Equivalents and Marketable Securities

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Highly liquid investments with maturities greater than three months are classified as short-term marketable securities. All other investments, excluding auction rate securities, with maturities that exceed one year are classified as long-term marketable securities. At December 31, 2006 and December 25, 2005, all of the company’s marketable securities are classified as available-for-sale. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of other comprehensive income within stockholders’ equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in other income and expense. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. Government securities, and auction rate securities.

Cash, cash equivalents and marketable securities as of December 31, 2006 and December 25, 2005 are as follows:

	December 31, 2006	December 25, 2005
	(In millions)
Cash and cash equivalents	$525.2	$330.7
Short-term marketable securities	59.1	182.5
Long-term marketable securities	2.1	32.7

Total cash, cash equivalents and marketable securities	$586.4	$545.9

Inventories

Inventories are stated at the lower of actual cost on a first-in, first-out basis, or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are generally depreciated based upon the following estimated useful lives: buildings and improvements, ten to thirty years, and machinery and equipment, three to ten years. Depreciation is principally provided under the straight-line method. Software is depreciated over estimated useful lives ranging from three to ten years. During the third quarter of 2005, the company completed an analysis of the useful life assumptions on certain factory machinery and equipment. As a result, the estimated useful life assumptions for certain machinery and equipment were adjusted effective for the third quarter to better align depreciation expense to the actual historical useful lives. As a result, the company had a reduction in depreciation expense of approximately $30.0 million in 2005, which was offset by approximately $18.3 million of cost of sales of inventory manufactured under previous depreciation costs. This resulted in a net favorable impact to net income (loss) of approximately $11.7 million during 2005, or approximately $0.10 per share.

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

During the third quarter of 2005, one of the company’s strategic investments completed its initial public offering. This investment was classified as available-for sale and was carried at fair market value with unrealized gains and losses included as a component of other comprehensive income within stockholders’ equity, net of any related tax effect. The fair value based on the ending stock price as of December 25, 2005 was $5.4 million, which was included in other current assets on the balance sheet. The investment was sold in the third quarter of 2006 and as a result, the company recognized a $0.6 million gain on the sale.

The total cost basis for strategic investments, which are included in other assets on the balance sheet, as of December 31, 2006 and December 25, 2005 are $4.5 million and $4.0 million respectively, net of write-offs.

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

Goodwill and Intangible Assets

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested at least annually for impairment. Intangible assets with estimable lives are amortized over four to fifteen years.

Goodwill and intangible assets with indefinite lives are tested annually for impairment or more frequently if there is an indication that an impairment may have occurred. The company’s impairment review is based on a discounted cash flow approach at the reporting unit level that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired. See Item 8, Note 5 for the results of testing performed related to goodwill during 2006.

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset or asset group is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset or asset group. The company determines the discount rate for this analysis based on the expected internal rate of return for the related business and does not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows.

Currencies

The company’s functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, cash conversion of foreign currency and foreign currency transactions are included in current results. Realized foreign currency losses related to the translation and cash conversion of foreign currencies were $2.1 million, $3.6 million, and $1.0 million for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

Foreign Currency Hedging

The company utilizes various derivative financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is the company’s policy to use derivative financial instruments to protect against market risk arising from the normal course of business. The criteria the company uses for designating an instrument as a hedge is the instrument’s effectiveness in risk reduction. To receive hedge accounting treatment, hedges must be highly effective at offsetting the impact of the hedged transaction.

All derivatives, whether designated as hedging relationships or not, are recorded at fair value and are included in either other current assets or other current liabilities on the balance sheet. The company utilizes cash flow hedges to hedge certain foreign currency forecasted revenue and expense streams. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings, and within the same income statement line as the impact of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Effectiveness is assessed at the hedge’s inception and on an ongoing quarterly basis. If the hedge fails to meet the requirements for using hedge accounting treatment or the hedged transaction is no longer likely to occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the changes in fair value of the hedge would be included in earnings. The maturities of the cash flow hedges are twelve months or less. For derivative instruments that are not designated as hedged transactions, the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings within the same income statement line as the impact of the hedged transactions.

Interest Rate Hedging

Effective December 29, 2006, the company entered into an interest rate swap agreement to hedge interest rate exposure for $150 million notional amount of its floating rate debt. The swap will effectively fix the interest rate for the $150 million portion of the term loan at 4.99% for three years. This hedge of interest rate risk was designated and documented at inception as a cash flow hedge and will be evaluated for effectiveness quarterly. Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. On a quarterly basis, the fair value of the swap is determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swap is recognized in OCI, a component of shareholders’ equity. Any ineffectiveness of the swap is required to be recognized in earnings as a component of interest expense.

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

The company also is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the company’s exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. The company considers the risk of counterparty default to be minimal.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Fair values of long term debt, currency options, and interest rate swaps are based on quoted market prices at the date of measurement (see Item 8, Note 15.)

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets must also be assessed. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. A valuation allowance must be established for deferred tax assets which we do not believe will more likely than not be realized in the future. The company plans to repatriate certain non-U.S. earnings which have been taxed in the U.S. but earned offshore. The repatriation will not result in additional U.S. taxes. Deferred taxes are not provided for the undistributed earnings of the company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. in accordance with APB Opinion 23, Accounting for Income Taxes—Special Areas.

Stock-Based Compensation

On December 26, 2005 (first day of fiscal 2006), the company adopted Statement of Financial Accounting Standards (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), using the modified prospective application method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The fair value of deferred stock units (DSUs), restricted stock units (RSUs) and performance stock units (PUs) is calculated based upon the fair market value of the company’s stock at the date of grant. The fair value of stock options and ESPP awards is estimated using the Black-Scholes valuation model. This model requires the input of highly subjective assumptions, including the expected volatility of our stock price and the expected life of the award. The assumptions used to value stock-based compensation awards can significantly impact the amount of stock-based compensation expense recognized over the requisite service period, typically the vesting period.

The fair value of stock-based awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. Prior to the adoption of SFAS 123(R), we used the expense recognition method in FASB Interpretation (FIN) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, to recognize expense. The company switched to a straight-line attribution method on December 26, 2005 for all grants that include only a service condition. Due to the performance criteria, PUs are expensed over the service period for each separately vesting tranche. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed over the service period for each separately vesting tranche.

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities. Potentially dilutive common equivalent securities consist of stock options, shares represented by outstanding PUs, DSUs, RSUs and shares obtainable upon the conversion of the Convertible Senior Subordinated Notes, due November 1, 2008. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to certain of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In millions, except per share data)
Basic:
Net income (loss)	$83.4	$(241.2)	$59.2

Weighted average shares outstanding	122.2	120.2	119.5

Net income (loss) per share	$0.68	$(2.01)	$0.50

Diluted:
Net income (loss)	$83.4	$(241.2)	$59.2

Basic weighted average shares outstanding	122.2	120.2	119.5
Assumed exercise of common stock equivalents	2.2	—	4.0

Diluted weighted-average common and common equivalent shares	124.4	120.2	123.5

Net income (loss) per share	$0.67	$(2.01)	$0.48

Anti-dilutive common stock equivalents, non-vested stock,
DSUs, RSUs, and PUs	16.7	14.5	13.0

In addition, the computation of diluted earnings per share did not include the assumed conversion of the senior subordinated notes because the effect would have been anti-dilutive. As a result, $11.0 million of interest expense was not added back to the numerator for 2006 and 2005, respectively, and $6.8 million for 2004. Potential common shares of 6.7 million were not included in the denominator for all periods presented.

NOTE 3—MARKETABLE SECURITIES

Marketable securities are categorized as available-for-sale and are summarized as follows as of December 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2
Auction rate securities	58.9	—	—	58.9

Total marketable securities	$59.1	$—	$—	$59.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.1	$—	$—	$2.1

Total marketable securities	$2.1	$—	$—	$2.1

Marketable securities are categorized as available-for-sale and are summarized as follows as of December 25, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$28.5	$—	$(0.3)	$28.2
Corporate debt securities	53.4	—	(0.7)	52.7
Auction rate securities	101.6	—	—	101.6

Total marketable securities	$183.5	$—	$(1.0)	$182.5

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$7.0	$—	$(0.1)	$6.9
Corporate debt securities	26.3	—	(0.5)	25.8

Total marketable securities	$33.3	$—	$(0.6)	$32.7

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2006 are as follows:

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.2	$0.2
Due after one year through three years	0.3	0.3
Due after three years through ten years	1.3	1.3
Due after ten years	59.4	59.4

	$61.2	$61.2

As of December 31, 2006, $58.9 million of securities with contractual maturities due after ten years are auction rate securities. While the underlying maturities are long term, the intent is not to hold the investment to maturity. The securities are highly liquid and the interest rates reset based on an auction process every 7, 28, or 35 days. The company’s general practice is to examine operational liquidity needs at these interest rate reset dates and to either liquidate, reinvest, or roll the security to the next rate reset date.

Proceeds from sales of available for sale securities totaled $249.3 million in 2006, $899.5 million in 2005 and $783.9 million in 2004. The proceeds are primarily composed of sales of auction rate securities. In 2006 and 2005, realized losses of $0.3 million and $0.2 million, respectively, were recognized.

None of the investments are currently in an unrealized loss position.

NOTE 4—FINANCIAL STATEMENT DETAILS

	December 31, 2006	December 25, 2005
	(In millions)
Inventories
Raw materials	$31.3	$25.3
Work in process	130.5	126.4
Finished goods	77.1	48.8

	$238.9	$200.5

	December 31, 2006	December 25, 2005
	(In millions)
Property, plant and equipment
Land and improvements	$26.5	$32.0
Buildings and improvements	312.8	307.2
Machinery and equipment	1,397.3	1,341.8
Construction in progress	59.0	75.4

Total property, plant and equipment	1,795.6	1,756.4
Less accumulated depreciation	1,149.2	1,121.4

	$646.4	$635.0

	December 31, 2006	December 25, 2005
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$93.7	$42.9
Accrued interest	1.9	7.6
Income taxes payable	25.5	30.2
Restructuring	1.0	4.9
Reserve for potential losses	14.0	17.2
Other	33.4	26.1

	$169.5	$128.9

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

In order to complete the two-step goodwill impairment tests as required by SFAS 142, Goodwill and Other Intangible Assets, the company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In accordance with the provisions of SFAS 142, the company designates reporting units for purposes of assessing goodwill impairment. The standard defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill is assigned to reporting units of the company that are expected to benefit from the synergies of the acquisition. Based on the provisions of the standard, the company has determined that it has three reporting units for purposes of goodwill impairment testing: Analog Products, Functional Power and Standard Products.

The company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the company may record impairment charges in the future. Additionally, the company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The company performed its annual impairment test as of December 31, 2006 and concluded goodwill was not impaired.

A summary of acquired intangible assets is as follows:

	Period of Amortization	December 31, 2006		December 25, 2005
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	5-15 years	$225.6	$(124.8)	$225.6	$(108.1)
Customer base	8 years	55.8	(54.1)	55.8	(47.5)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled Workforce	5 years	1.0	(0.1)	—	—
Trademarks and tradenames	4 years	24.9	(24.9)	24.9	(24.9)
Patents	4 years	5.4	(5.2)	5.4	(5.1)

Subtotal		343.1	(239.5)	342.1	(216.0)
Goodwill		229.9	—	229.9	—

Total		$573.0	$(239.5)	$572.0	$(216.0)

Amortization expense for intangible assets, excluding goodwill, was $23.5 million, $23.9 million and $26.0 million for 2006, 2005 and 2004, respectively.

During the second quarter of 2006, the company acquired $1.0 million of assembled workforce as part of the company’s acquisition of the design team and certain assets of Orion Design Technologies (see Item 8, Note 17 for additional information).

The company assesses the impairment of long-lived assets on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2005, we determined that certain products acquired no longer fit the overall strategy of our business, which triggered an intangible asset impairment review. The recoverability of these assets was measured by comparing the carrying value to the future undiscounted cash flows. The test determined that the undiscounted cash flows were less than the carrying amounts, so an impairment loss was recorded to the extent that the carrying amount exceeded the fair value. As a result, we recognized a $1.6 million impairment of developed technology during the third quarter of 2005, which was recorded in restructuring and impairments in the accompanying consolidated statement of operations.

The titles of the company’s segments changed at the beginning of fiscal 2006. As a result, the company’s newly-titled reporting units that carry goodwill include Functional Power, Analog Products and Standard Products (see Item 8, Note 16 for additional information). No amounts were reclassified as a result of the change. The following table presents the carrying amount of goodwill by reporting unit.

	Analog Products	Functional Power	Standard Products	Total
	(In millions)
Balance as of December 31, 2006 and December 25, 2005	$15.5	$159.9	$54.5	$229.9

During 2006, there were no changes to the carrying amount of goodwill due to acquisitions or divestitures. Also, in conjunction with the change in our SFAS 131 segment reporting during the first quarter of 2005, goodwill was retested for impairment and the company concluded that goodwill was not impaired.

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)
Fiscal 2007	$18.5
Fiscal 2008	16.7
Fiscal 2009	16.7
Fiscal 2010	16.6
Fiscal 2011	12.3

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following at:

	December 31, 2006	December 25, 2005
	(In millions)
Term Loan	$392.5	$446.6
Convertible senior subordinated notes	200.0	200.0

Total long-term debt	592.5	646.6
Current portion of long-term debt	(2.8)	(5.6)

Long-term debt, less current portion	$589.7	$641.0

Refinancing of Senior Credit Facility

On June 22, 2006, the company used $50.0 million of cash to pay down the term loan on its senior credit facility from $444.4 million to $394.4 million. Subsequently, on June 26, 2006, the company refinanced the senior credit facility and replaced the $394.4 million term loan with a $375.0 million term loan (Credit Agreement) and replaced the $180.0 million revolving line of credit with a $100.0 million line of credit (Revolving Credit Facility), of which $19.4 million was drawn on June 26, 2006. In addition, the new senior credit facility includes a $200.0 million uncommitted incremental term loan feature. The refinancing reduced the variable interest rate on the term loan from LIBOR (London Interbank Offered Rate) plus 1.75% to LIBOR plus 1.50% and reduced the variable interest rate on the Revolving Credit Facility from LIBOR plus 2.25% to LIBOR plus 1.50%. The company incurred cash charges of $1.9 million in the second quarter of 2006 related to the refinancing, of which $1.4 million was deferred.

As of December 31, 2006, $19.4 million was drawn on the Revolving Credit Facility. Borrowings under the senior credit facility are secured by a pledge of common stock of the company and certain subsidiaries. At December 31, 2006, Fairchild had outstanding letters of credit under the Revolving Credit Facility totaling $1.2 million. These outstanding letters of credit reduce the amount available under the Revolving Credit Facility to $79.4 million. Fairchild pays a commitment fee of 0.375% per annum on the unutilized commitments under the Revolving Credit Facility.

In January 2005, the company increased its senior credit facility to $630 million, consisting of a term loan of $450 million replacing the previous $300 million term loan, and a $180 million revolving line of credit. In addition, the refinancing reduced the interest rate by 0.50% to a new rate approximating LIBOR plus 1.75%, which was approximately 5.6% as of December 25, 2005. The company used the proceeds of the $150 million increase of the term loan together with approximately $216 million of existing cash, to complete the redemption of its 10 1/2% Senior Subordinated Notes due 2009, which included a call premium of 5.25%, on February 13, 2005. The refinancing reduced the company’s debt by approximately $200 million, net of the term loan increase, during the quarter ended March 27, 2005.

On August 5, 2004, the company completed a refinancing of the $300 million term loan portion of its senior credit facility. The refinancing reduced the interest rate by 0.25% to a new rate approximating LIBOR plus 2.25%, which was 4.1875% at December 26, 2004. In connection with the refinancing, the company recorded $0.4 million of deferred financing fees, which was amortized ratably over the 4 year term of the loan.

Convertible Senior Subordinated Notes

On October 31, 2001, Fairchild issued $200 million aggregate principal amount of 5.0% Convertible Senior Subordinated Notes (Notes) due November 1, 2008. Interest on the Notes is paid semi-annually on May 1 and November 1 of each year. The Notes are guaranteed by the company and Fairchild’s domestic subsidiaries. The Notes are unsecured obligations and convertible, at the option of the holder, into common stock of the company at a conversion price of $30.00 per share, subject to certain adjustments. The Notes and the guarantees ranked pari passu in right of payment with Fairchild’s then existing senior subordinated Notes and the guarantees thereof, and with any future senior subordinated indebtedness. The conversion option embedded in the Notes would be classified as equity, in accordance with Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, if it was a stand alone financial instrument. Therefore, the conversion option is not considered to be a derivative and does not need to be measured at fair value.

Senior Subordinated Notes

On January 31, 2001, Fairchild issued $350.0 million of 10 1/2% Senior Subordinated Notes due February 1, 2009 (10 1/2% Notes) at face value. On January 13, 2005, the company gave notice to redeem the $350.0 million of the 10 1/2% Notes, therefore as of December 31, 2006 and December 25, 2005 there were no outstanding 10 1/2% Notes. The company incurred a cash charge of approximately $19.6 million in the first quarter of 2005 for the call premium and accrued and unpaid interest through the date of redemption. The company also incurred a non-cash charge of approximately $5.4 million for the write-off of deferred financing fees associated with the redeemed 10 1/2% Notes.

The payment of principal and interest on the senior credit facility and the Notes is fully and unconditionally guaranteed by Fairchild International. Fairchild International is the parent company of Fairchild and currently conducts no business and has no significant assets other than the capital stock of Fairchild. Fairchild has nineteen direct subsidiaries and eleven indirect subsidiaries, of which five subsidiaries, Fairchild Semiconductor Corporation of California (“Fairchild California”), KOTA Microcircuits, Inc., QT Optoelectronics, Inc., QT Optoelectronics and Fairchild Energy, LLC are guarantors on the senior credit facility and the Notes. The guarantees of the guarantor subsidiaries as well as that of Fairchild International are joint and several. The remaining direct and indirect subsidiaries are foreign-based and do not guarantee either the senior credit facility or the Notes.

The company’s senior credit facility and the indentures under which the Notes were issued contain various restrictions and covenants including limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures, incurring indebtedness and the ability of the company’s subsidiaries to pay dividends or make advances to the company. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At December 31, 2006, the company was in compliance with these covenants. The senior credit facility also limits the company’s ability to modify its certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements.

Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

(In millions)
2007	$2.8
2008*	203.7
2009	3.8
2010	3.8
2011	3.8
Thereafter	374.6

$592.5

*	Includes the $200.0 million Convertible Senior Subordinated Notes.

At December 31, 2006, the company also has approximately $15.0 million of undrawn credit facilities at certain of its foreign subsidiaries.

NOTE 7—INCOME TAXES

Total income tax provision (benefit) was allocated as follows:

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In millions)
Income tax provision (benefit) attributable to income (loss) from continuing operations	$15.4	$204.7	$13.6
Stockholders’ equity, for recognition of compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	—	(4.5)
Other comprehensive income	—	1.5	(0.5)

	$15.4	$206.2	$8.6

Income tax provision (benefit) attributable to income (loss) from continuing operations for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 consisted of the following:

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In millions)
Income (loss) before income taxes:
U.S.	$28.2	$(113.7)	$(46.5)
Foreign	70.6	77.2	119.3

	$98.8	$(36.5)	$72.8

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In millions)
Income tax provision (benefit):
Current:
U.S. federal	$—	$12.0	$0.2
U.S. state and local	—	1.0	0.2
Foreign	17.6	8.0	8.3

	17.6	21.0	8.7
Deferred:
U.S. federal	3.5	159.9	8.6
U.S. state and local	0.3	20.5	(1.6)
Foreign	(6.0)	3.3	(2.1)

	(2.2)	183.7	4.9
Total income tax provision (benefit):
U.S. federal	3.5	171.9	8.8
U.S. state and local	0.3	21.5	(1.4)
Foreign	11.6	11.3	6.2

	$15.4	$204.7	$13.6

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide effective tax rate on net income (loss) from continuing operations is as follows:

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of federal benefit	1.9	(5.5)	(2.0)
Foreign tax rate differential	(5.6)	8.2	(21.5)
Tax credits	—	1.3	(1.6)
AJCA dividend income	—	(35.6)	—
Non-deductible expenses	3.9	—	0.2
Change in valuation allowance	(19.6)	(564.4)	8.5

	15.6%	(561.0)%	18.6%

In conjunction with the acquisition of the power device business in 1999, the Korean government granted a ten-year tax holiday to Fairchild Korea Semiconductor Ltd. The original exemption was 100% for the first seven years of the holiday and 50% for the remaining three years of the holiday. In 2000, the tax holiday was extended such that the exemption amounts were increased to 78% in the eighth year and a 28% exemption was added to the eleventh year. 2006 was the first year of the tax holiday in which Fairchild Korea Semiconductor Ltd. started providing for taxes. The following schedules the tax rates for the remaining years of the Korean tax holiday: 2006–6.16%, 2007–13.75%, 2008–13.75%, and 2009–19.91%. Taxes exempted include income taxes, dividend withholding taxes, acquisition tax, registration tax, property tax and aggregate land tax.

As one of the incentives for locating in the Suzhou Industrial Park, the Chinese government granted a 10 year preferential income tax holiday to Fairchild Semiconductor (Suzhou) Co., Ltd. The holiday provides 100% exemption for the first five years of the holiday and 7.5% reduced rate from years six to ten commencing in the first year in which Fairchild Semiconductor (Suzhou) Co. Ltd. is profitable. In 2004 and 2005, no provision for income taxes for Fairchild Semiconductor (Suzhou) Co., Ltd. was provided. In 2006, a current provision for income taxes was provided for at the 7.5% rate.

The tax holidays increased net income by $6.6 million, or $0.05 per basic and diluted common share for the year ended December 31, 2006, decreased net loss by $9.5 million, or $0.08 per basic and diluted common share for the year ended December 25, 2005, and increased net income by $22.3 million, or $0.19 per basic and $0.18 per diluted common share for the year ended December 26, 2004.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 31, 2006 and December 25, 2005 are presented below:

	December 31, 2006	December 25, 2005
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$72.9	$60.0
Reserves and accruals	44.3	40.5
Capitalized research expenses and intangibles	43.6	71.8
Tax credit and capital allowance carryovers	45.7	44.4
Unrealized loss on hedging transactions	1.5	—

Total gross deferred tax assets	208.0	216.7
Valuation allowance	(195.6)	(214.1)

Net deferred tax assets	12.4	2.6

Deferred tax liabilities:
Plant and equipment	(32.5)	(30.2)
Capital allowance	(2.5)	(1.1)
Unrealized gain on hedging transactions	—	(1.5)

Total deferred tax liabilities	(35.0)	(32.8)

Net deferred tax assets (liabilities)	$(22.6)	$(30.2)

Net deferred tax assets (liabilities) by jurisdiction are as follows:

	December 31, 2006	December 25, 2005
	(In millions)
United States	$(26.1)	$(22.3)
Europe	0.2	—
Japan	0.9	1.3
China	0.6	0.9
Hong Kong	2.2	(1.3)
Malaysia	(2.5)	(1.1)
Singapore	(0.1)	(0.2)
Korea	2.2	(7.5)

Net deferred tax assets (liabilities)	$(22.6)	$(30.2)

Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability. The deferred tax valuation allowance decreased for year ending December 31, 2006 by $18.5 million. For the year ended December 31, 2005 the deferred tax valuation allowance increased by $208.0 million.

Gross carryforwards as of December 31, 2006 and December 25, 2005, respectively, for U.S. net operating losses totaled $187.1 million and $153.2 million, research and development credits totaled $3.1 million and $3.1 million and foreign tax credits totaled $42.6 million and $41.3 million. The net operating losses expire in 2018 through 2026. The research and development credits expire in varying amounts in 2012 through 2026. The foreign tax credits expire in 2009 through 2017. The company has Malaysian unabsorbed capital allowances totaling approximately $8.8 million and $3.8 million as of December 31, 2006 and December 25, 2005, respectively, which can be used to offset future year’s taxable income of those Malaysian subsidiaries.

The company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three year period. In August 1999, the company experienced an ownership change as a result of its initial public offering; such ownership change did not result in a material limitation on the utilization of the loss and credit carryforwards. As of December 31, 2006, the company has not undergone a second ownership change.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not likely to be realizable. Realization is based on our ability to generate sufficient future taxable income. A valuation allowance is determined in accordance with SFAS 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In 2005, a full valuation allowance on net U.S. deferred tax assets was recorded. The company will maintain a full valuation allowance on its net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Until such time that some or all of the valuation allowance is reversed, future income tax expense (benefit) in the U.S., excluding any tax expense generated by our indefinite life intangibles, will be offset by adjustments to the valuation allowance to effectively eliminate any income tax expense or benefit in the United States. Income taxes will continue to be recorded for other tax jurisdictions subject to the need for valuation allowances in those jurisdictions.

As of December 31, 2006, the company’s valuation allowance for U.S. deferred tax assets totaled $195.6 million, which consists of the beginning of the year allowance of $214.1 million and 2006 charges

(benefits) of $(20.0) million to income from continuing operations, and $1.5 million to other comprehensive income. The valuation allowance reduces the carrying value of temporary differences generated by capital losses, capitalized research and development expenses, foreign tax credits, reserves and accruals, and net operating loss (NOL) carryforwards, which would require sufficient future capital gains and future ordinary income in order to realize the tax benefits. If the company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income from continuing operations, additional paid in capital or other comprehensive income.

Deferred income taxes have not been provided for the undistributed earnings of the company’s foreign subsidiaries, which aggregated to approximately $235 million at December 31, 2006. The company plans to reinvest all such earnings for future expansion in the respective foreign jurisdictions. A portion of the undistributed earnings will be subject to U.S. taxation upon repatriation as dividends to the U.S. parent. The amount of taxes attributable to these undistributed earnings is not practicably determinable.

The calculation of the company’s tax liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The company recognizes liabilities for anticipated tax audit issues in the U.S and other tax jurisdictions based on the company’s estimate of the probability, and the extent to which, additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS 5, Accounting for Contingencies.

NOTE 8—STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), which supersedes Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

Previously, the company accounted for stock-based compensation awards using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense was recognized when the exercise price of the company’s stock options equaled or exceeded the fair market value of the underlying stock at the date of grant. Instead, the company disclosed in a footnote the effect on net income (loss) and net income (loss) per share as if the company had applied the fair value based method of SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to record the expense. Under SFAS 123, this included expense for deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs).

On December 26, 2005 (first day of fiscal 2006), the company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation cost recognized during 2006 includes: (a) compensation cost for all share-based awards granted prior to but not yet vested as of December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method of adoption, the company’s results of operations and financial position for prior periods have not been restated.

The company currently grants equity awards under two equity compensation plans—the Fairchild Semiconductor Stock Plan and the 2000 Executive Stock Option Plan. The company also maintains an employee stock purchase plan. In addition, the company has occasionally granted equity awards outside its equity compensation plans when necessary.

Fairchild Semiconductor Stock Plan. Under this plan, executives, key employees, non-employee directors and certain consultants may be granted stock options, stock appreciation rights, restricted stock including RSUs, PUs, DSUs, and other stock-based awards. The plan has been approved by stockholders. A total of 35,189,731 shares have been authorized for issuance under the plan. Of this number of shares, 3,500,000 may be granted in the form of “full-value awards,” namely awards that are other than stock options and stock appreciation rights, such as restricted stock, DSUs, RSUs and PUs. The maximum life of any option is ten years from the date of grant for incentive stock options and non-qualified stock options. Actual terms for outstanding non-qualified stock options generally range from eight years to ten years. Options granted under the plan are exercisable at the determination of the compensation committee, generally vesting ratably over four years. PUs are contingently granted depending on the achievement of certain predetermined performance goals. DSUs, RSUs and PUs entitle participants to receive one share of common stock for each DSU, RSU or PU awarded. For RSUs and PUs, the settlement date is the vesting date. For DSUs, the settlement date is selected by the participant at the time of the grant. Grants of PUs generally vest under the plan over a period of three years, and DSUs and RSUs generally vest over a period of three or four years.

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

Equity Awards Made Outside Stockholder-Approved Plans. The company has granted equity awards representing a total of 820,000 shares outside its equity compensation plans. As of December 31, 2006, equity awards representing 360,000 shares remain outstanding, including 275,000 options, 25,000 DSUs, 20,000 RSUs and 40,000 PUs.

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

The following table presents a summary of the company’s stock options for the year ended December 31, 2006.

	Year Ended
	December 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(000’s)		(In years)	(In millions)
Outstanding at beginning of period	24,014	$19.29
Granted	1,948	18.42
Exercised	(1,738)	11.86
Forfeited	(451)	14.97
Expired	(929)	25.62

Outstanding at end of period	22,844	$19.61	4.9	$28.8

Exercisable at end of period	18,521	$20.35	4.5	$23.9

The weighted average grant-date fair value for options granted during the years ended December 31, 2006, December 25, 2005 and December 26, 2004 was $8.33, $7.19 and $12.55, respectively.

The following table presents a summary of the company’s DSUs for the year ended December 31, 2006.

	Year Ended
	December 31, 2006
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	799	$14.24
Granted	77	20.81
Vested	(534)	13.02
Forfeited	(12)	16.63

Nonvested at end of period	330	$17.64

The weighted average grant-date fair value for DSUs granted during the years ended December 25, 2005 and December 26, 2004 was $15.41 and $19.21, respectively. The total grant-date fair value for DSUs vested during the years ended December 31, 2006, December 25, 2005 and December 26, 2004 was $7.0 million, $2.0 million and $0.6 million, respectively. The number, weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual term for DSUs vested and outstanding is 51,463 units, zero (as these are zero strike price awards), $0.9 million and 1.8 years, respectively.

The company’s plan documents governing DSUs contain contingent cash settlement provisions upon a change of control. Accordingly, in conjunction with the adoption of SFAS 123(R) the company now presents previously recorded expense associated with unvested and unsettled DSUs under the balance sheet caption “Temporary equity-deferred stock units” as required by Securities and Exchange Commission (SEC) Accounting Series Release 268 and Emerging Issues Task Force (EITF) Topic D-98.

The following table presents a summary of the company’s RSUs for the year ended December 31, 2006.

	Year Ended
	December 31, 2006
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	35	$16.41
Granted	293	18.45
Vested	(8)	16.55
Forfeited	(17)	18.10

Nonvested at end of period	303	$18.28

The weighted average grant-date fair value for RSUs granted during the years ended December 25, 2005 and December 26, 2004 was $16.41 and zero, respectively. The total grant-date fair value for RSUs vested during the year ended December 31, 2006, December 25, 2005 and December 26, 2004 was $0.1 million, zero and zero, respectively.

The following table presents a summary of the company’s PUs for the year ended December 31, 2006.

	Year Ended
	December 31, 2006
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	—	$—
Granted	860	18.47
Forfeited	(48)	18.51

Nonvested at end of period	812	$18.47

The following table summarizes the total intrinsic value of awards exercised (i.e. the difference between the market price at exercise and the price paid by employees to exercise the award) for 2006, 2005 and 2004, respectively.

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In millions)
Options	$13.3	$5.5	$13.4
DSUs	$9.4	$1.9	$1.1
RSUs	$0.1	$—	$—

The company’s practice is to issue shares of common stock upon exercise or settlement of options, DSUs, RSUs and PUs from previously unissued shares and to issue shares in connection with the ESPP from treasury shares. The company expects to repurchase approximately 525,000 shares in 2007 to satisfy ESPP participation. For the year ended December 31, 2006, $20.7 million of cash was received from exercises of stock-based awards.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense under SFAS 123(R) by financial statement line, for the year ended December 31, 2006.

Year Ended
December 31, 2006
(In millions)
Cost of Sales	$5.6
Research and Development	4.3
Selling, General and Administrative	16.8

$26.7

The company also capitalized a net $0.7 million of stock-based compensation into inventory for the year ended December 31, 2006. In addition, due to the valuation allowance for U.S. deferred income tax assets recorded by the company, no tax benefit on U.S. based stock compensation expense was recognized in the year ended December 31, 2006. The income tax benefit from foreign tax jurisdictions was approximately $0.3 million for the year ended December 31, 2006.

Included in total stock-based compensation costs of $27.4 million for the year ended December 31, 2006, is $12.4 million for the year ended December 31, 2006, of cost related to DSUs, RSUs and PUs that would have been included in expense under APB 25 even if the company had not adopted SFAS 123(R) in the first quarter of 2006.

Prior to SFAS 123(R), the company calculated stock-based compensation expense (primarily DSUs and RSUs) for retirement eligible equity award recipients over the stated vesting period. Upon adoption of SFAS 123(R), the company changed its policy and now follows the requisite service period guidance for all new awards, which requires that compensation cost attributable to equity awards be recognized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The impact of this change in policy was $1.3 million for the year ended December 31, 2006.

The following table summarizes total compensation cost related to nonvested awards not yet recognized and the weighted average period over which it is expected to be recognized at December 31, 2006.

	December 31, 2006
	Unrecognized Compensation Cost for Unvested Awards	Weighted Average Remaining Recognition Period
	(In millions)	(In years)
Options	$17.2	1.4
DSUs	$3.1	1.0
RSUs	$4.4	1.7
PUs	$6.7	2.0

The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, utilizing the guidance provided in SFAS 123(R) as well as SEC Staff Accounting Bulletin (SAB) 107. The fair value estimate of each DSU, RSU and PU is equal to the closing market price on the date of grant.

Year Ended
December 31, 2006
Expected volatility	52.9%
Dividend yield	—
Risk-free interest rate	4.6%
Expected life, in years	3.9
Forfeiture rate	5.6%

Expected volatility. The company utilizes historical volatility given that options in the company’s stock are not actively traded. The company calculates historical volatility for the period that is commensurate with the option’s expected life assumption.

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

Forfeiture rate. The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The company has applied an annual forfeiture rate of 5.6% to all unvested options and 0.6%-0.75% to all unvested DSUs, RSUs and PUs as of December 31, 2006. This analysis will be re-evaluated at least annually and the forfeiture rate will be adjusted as necessary.

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

As discussed above, previous to December 26, 2005, the company accounted for stock-based compensation under APB 25 and related Interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per common share for 2005 and 2004, as if the company had applied the fair value based method of SFAS 123 to record stock-based compensation expense.

	Year Ended
	December 25, 2005	December 26, 2004
	(In millions, except per share data)
Net income (loss), as reported	$(241.2)	$59.2
Add: Stock compensation charge included in net loss determined under the intrinsic value method, net of tax	6.4	1.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(61.4)	(35.4)

Pro forma net income (loss)	$(296.2)	$25.7

Income (loss) per share:
Basic—as reported	$(2.01)	$0.50

Basic—pro forma	$(2.46)	$0.22

Diluted—as reported	$(2.01)	$0.48

Diluted—pro forma	$(2.46)	$0.21

The fair values of options granted during 2005 and 2004 were estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

	Year Ended
	December 25, 2005	December 26, 2004
Expected volatility	54%	67%
Dividend yield	—	—
Risk-free interest rate	4.0%	3.8%
Expected life, in years	4.0	6.0

NOTE 9—RETIREMENT PLANS

The company sponsors the Fairchild Personal Savings and Retirement Plan (the “Retirement Plan”), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the United States. As of December 31, 2006, the company provided a discretionary matching contribution equal to 50% of employee elective deferrals up to a maximum of 6% of an employee’s annual compensation. (The company match was changed on January 1, 2007; after January 1, 2007 the company will match 100% of the first 3% of pay that is contributed to the Retirement Plan and 50% of the next 2% of pay contributed.) The company also maintains a non-qualified Benefit Restoration Plan, under which certain eligible employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The company matches employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. Total expense recognized under these plans was $4.3 million, $3.6 million and $3.8 million, for 2006, 2005 and 2004, respectively.

Employees in Korea who have been with the company for over one year are entitled by Korean law to receive lump-sum payments upon termination of their employment. The payments are based on current rates of pay and length of service through the date of termination. It is the company’s policy to accrue for this estimated liability as of each balance sheet date. $14.3 million and $10.9 million were included within other liabilities and $7.2 million and $5.5 were included in current liabilities as of December 31, 2006 and December 25, 2005, respectively. Amounts recognized as expense were $11.6 million, $8.8 million and $8.9 million, for 2006, 2005 and 2004, respectively.

Employees in Malaysia participate in a defined contribution plan. The company has funded accruals for this plan in accordance with statutory regulations in Malaysia. Amounts recognized as expense for contributions made by the company under this plan were $1.8 million, $1.5 million and $1.6 million, for 2006, 2005 and 2004, respectively.

Employees in the United Kingdom, Italy, Germany, Hong Kong, China, the Philippines, Singapore and Japan are also covered by a variety of defined benefit or defined contribution pension plans that are administered consistent with local statutes and practices. The expense under each of the respective plans for 2006, 2005 and 2004 was not material to the consolidated financial statements. The aggregate net liability established for our foreign defined benefit plans was $2.2 million and $2.5 million at December 31, 2006 and December 25, 2005, respectively.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over-funded or under-funded status of a defined postretirement plan as an asset or liability in its statement of financial position as of the fiscal year ending after December 15, 2006. The company currently has defined benefit pension plans in Germany, Japan, the Philippines and Hong Kong. As of December 31, 2006, the funded status of these plans, which was not material to the financial statements, was recognized in the consolidated statement of financial position. The net impact of recording the funded status through accumulated other comprehensive income in accordance with SFAS 158 was $1.1 million. The company measures plan assets and benefit obligations as of the date of the fiscal year-end.

Certain executives of the company are eligible for post-retirement health benefits, which were accrued for ratably over the term of the related employment agreements entered into by the executives with the company in 2000. At December 31, 2006, the accrual for post-retirement health benefits was $1.6 million.

NOTE 10—LEASE COMMITMENTS

Rental expense related to certain facilities and equipment of the company’s plants was $22.6 million, $22.1 million and $23.7 million, for 2006, 2005 and 2004, respectively.

Certain facility and land leases contain renewal provisions. Future minimum lease payments under noncancelable operating leases as of December 31, 2006 are as follows:

Year ending December,	(In millions)
2007	$15.9
2008	11.2
2009	8.2
2010	2.7
2011	2.0
Thereafter	3.1

$43.1

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

Under the company’s restated certificate of incorporation, the company’s Board of Directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 31, 2006 and December 25, 2005, no shares were issued.

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

The company accounts for treasury stock acquisitions using the cost method. At December 31, 2006 and December 25, 2005, there were approximately 300,000 treasury shares held by the company.

NOTE 12—RESTRUCTURING AND IMPAIRMENTS

The company assesses the need to record restructuring and impairment charges in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS 112, Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statement 5 and 43, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EITF Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and SAB 100, Restructuring and Impairment Charges.

2004 Infrastructure Realignment Program—First Quarter

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

2004 Infrastructure Realignment Program—Second Quarter

During the second quarter of 2004, the company recorded restructuring charges totaling $4.4 million. The charges included $2.0 million relating to our six-inch Mountaintop wafer fab closure, primarily associated with the decommissioning of certain assets, $0.2 million of employee separation costs related to the four-inch wafer fab closure in South Portland, an additional $1.7 million primarily relating to decommissioning of certain assets relating to the closure of our four-inch South Portland wafer fab, $0.5 million of additional charges relating to the closure of our Kuala Lumpur plant; all related to restructuring actions announced in 2003. In addition, the company recorded a charge of $0.8 million of employee separation costs relating to severance for approximately 15 employees in the United States associated with our previously announced 2004 Infrastructure Realignment Program. The company also released $0.8 million of reserves relating primarily to second and fourth quarter 2003 employee separation costs and our Kuala Lumpur plant closure due to revised estimates relating to these actions.

2004 Infrastructure Realignment Program—Third Quarter

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

In addition, the company recorded releases of $0.2 million of sales reserves and $0.6 million of inventory reserves, recorded in revenue and cost of sales, respectively, associated with our 2003 restructuring actions.

2004 Infrastructure Realignment Program—Fourth Quarter

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

2006 Infrastructure Realignment Program

During 2006, the company recorded restructuring and impairment charges totaling $3.2 million. The charges included $1.0 million in employee separation costs and $2.2 million in asset impairment costs.

The following tables summarize the previously mentioned restructuring and impairment charges for 2004 through 2006 (in millions).

	Accrual Balance at 12/28/2003	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/26/2004
Fourth Quarter 2001 Restructuring Program:
Employee Separation Costs	$0.1	$—	$—	$(0.1)	$—	$—

First Quarter 2003 Restructuring Program:
Mountaintop, PA 6” Closure Employee Separation Costs	4.2	—	(4.1)	—	—	0.1
Mountaintop, PA 6” Closure Asset Write-Offs, Environmental, Other	2.2	7.4	(9.2)	—	(0.4)	—
Analog Asset Write-Off	—	—	—	—	—	—

Second Quarter 2003 Restructuring Program:
Employee Separation Costs	1.7	—	(1.3)	(0.3)	—	0.1
Memory Asset Write-offs	—	0.2	—	—	(0.2)	—
South Portland, ME 4” Closure Employee Separation Costs	3.2	0.2	(1.4)	(1.3)	—	0.7
South Portland, ME 4” Closure Asset Write-Offs, Other	0.9	7.6	(7.8)	(0.7)	—	—
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	4.6	0.1	(4.2)	—	—	0.5
Kuala Lumpur, Malaysia Plant Closure Asset Impairment, Other	—	1.1	(0.9)	(0.3)	0.1	—
Wuxi, China Plant Closure Employee Separation Costs	0.7	—	(0.7)	—	—	—

Fourth Quarter 2003 Restructuring Program:
Employee Separation Costs	0.3	—	(0.1)	(0.2)	—	—

2004 Infrastructure Realignment Program:
Employee Separation Costs	—	4.9	(1.7)	—	—	3.2

	$17.9	$21.5	$(31.4)	$(2.9)	$(0.5)	$4.6

	Accrual Balance at 12/26/2004	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/25/2005
First Quarter 2003 Restructuring Program:
Mountaintop, PA 6” Closure Employee Separation Costs	$0.1	$—	$(0.1)	$—	$—	$—

Second Quarter 2003 Restructuring Program :
Employee Separation Costs	0.1	—	(0.1)	—	—	—
South Portland, ME 4” Closure Employee Separation Costs	0.7	—	(0.4)	(0.3)	—	—
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	0.5	—	(0.4)	(0.1)	—	—

2004 Infrastructure Realignment Program:
Employee Separation Costs	3.2	—	(1.8)	(0.6)	—	0.8

2005 Infrastructure Realignment Program:
Employee Separation Costs	—	10.2	(5.1)	(0.3)	(0.7)	4.1
Office Closure Costs	—	0.7	(0.7)	—	—	—
Asset Impairment	—	7.1	—	—	(7.1)	—
Other Costs	—	0.2	(0.2)	—	—	—

	$4.6	$18.2	$(8.8)	$(1.3)	$(7.8)	$4.9

	Accrual Balance at 12/25/2005	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/31/2006
2004 Infrastructure Realignment Program:
Employee Separation Costs	$0.8	$—	$(0.8)	$—	$—	$—

2005 Infrastructure Realignment Program:
Employee Separation Costs	4.1	—	(4.0)	—	—	0.1

2006 Infrastructure Realignment Program:
Employee Separation Costs	—	1.0	(0.1)	—	—	0.9
Asset Impairment	—	2.2	—	—	(2.2)	—

	$4.9	$3.2	$(4.9)	$—	$(2.2)	$1.0

The company expects to substantially complete payment of all 2006 restructuring accruals by the second quarter of 2007.

NOTE 13—RELATED PARTY TRANSACTIONS

On September 8, 2004, the company entered into a trust agreement with H.M. Payson & Co., as Trustee, to secure the funding of post-retirement health insurance benefits previously granted under the employment agreements executed in 2000 with Kirk P. Pond, Director and former Chairman of the Board of Directors, President and CEO, Joseph R. Martin, former Vice Chairman of the Board of Directors and Senior Executive Vice President, and Daniel E. Boxer, former Senior Executive Vice President and Corporate Secretary. The company contributed $2.25 million to the trust upon its creation. Each former executive is entitled to health care benefits for himself and his eligible dependents until the later of his or his spouse’s death. The trust will be used to pay health insurance premiums and reimbursable related expenses to satisfy these obligations. Upon a change in control, the company or its successor is obligated to contribute additional funds to the trust, if and to the extent necessary to provide all remaining health care benefits required under the employment agreements. The trust will terminate when the company’s obligation to provide the health care benefits ends, at which time any remaining trust assets will be returned to the company.

NOTE 14—COMMITMENTS AND CONTINGENCIES

The company has future commitments to purchase chemicals for certain wafer fabrication facilities. In the event the company was to end the agreements, the company would be required to pay future minimum payments of approximately $63.0 million.

The company’s facilities in South Portland, Maine and West Jordan, Utah have ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of the company from National Semiconductor. Pursuant to the Asset Purchase Agreement with National Semiconductor, National Semiconductor has agreed to indemnify the company for the future costs of these projects. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented. The carrying value of the liability at December 31, 2006 was $0.4 million.

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

Phosphorus Mold Compound Litigation and Claims. From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. The company has been named in lawsuits relating to these mold compound claims. In January 2005 the company was named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by the company’s products. Lucent amended the lawsuit in the second quarter of 2006 to include a fraud claim against the company. The company believes it has strong defenses against Lucent’s claims and intends to vigorously defend the lawsuit. On January 5, 2007, White Rock Networks sued the company and two distributors, Arrow Electronics and All American Semiconductor, in the Eastern District of Texas, for violations of the Texas Deceptive Trade Practices Act (DTPA) relating to the mold compound issue, claiming unspecified damages. The company has not yet been served in the case. The company believes it has strong defenses against White Rock Networks’ claims and intends to vigorously defend the lawsuit if it is served on the company.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. The company has resolved similar claims with several of its leading customers. The company has exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, the company recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and an additional $6.9 million in the fourth quarter of 2005. These estimates were based upon assessments of the potential liability using an analysis of the claims and historical experience. At December 31, 2006 and December 25, 2005, the reserve for estimated potential settlement losses was $5.8 million and $17.2 million, respectively. The decrease in the reserve is due to settlement payments made during the first quarter of 2006. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur a liability in excess of the current reserve.

Patent Litigation with Power Integrations, Inc. On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. Power Integrations alleges that certain of the company’s pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing the company from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. The company has analyzed the Power Integrations patents in light of the company’s products and, based on that analysis, do not believe the company’s products violate Power Integrations’ patents. Accordingly, the company is vigorously contesting this lawsuit. The trial in the case has been divided into three phases. The first phase, held October 2-10, 2006, was on infringement, the willfulness of any infringement, and damages. On October 10, 2006, a jury returned a verdict finding that 33 of the company’s PWM products infringe one or more of seven claims of the four patents being asserted. The jury also found that the company’s infringement was willful, and assessed damages against the company of approximately $34 million. That verdict remains subject to the company’s appeal. The second phase of the trial will be on the validity of the Power Integrations patents being asserted, and will be before a different jury. The enforceability of the patents will be handled in a third phase before the judge who is overseeing the case. For Power Integrations to prevail in the case and receive a judgment and injunction against the company, the patent claims found to have been infringed must also be found to be valid and enforceable in the remaining phases of the trial. The company believes it has identified inventions and publications, known as prior art, that pre-date the Power Integrations patents which the company believes would invalidate the patents. The company is also claiming that Power Integrations officials engaged in inequitable conduct before the United States Patent and Trademark Office at the time when one or more of the patents was obtained, and the company believes that conduct should make the patent claims unenforceable.

In the second phase of the trial, the Power Integrations patents will be presumed to be valid and the company will have the burden of proving, by clear and convincing evidence, that the patents are invalid. To the extent the company is unable to do this, Power Integrations will be entitled to a judgment and damages as further discussed below. Power Integrations may also seek an injunction to prevent the company from making, selling or offering to sell in the United States, or from importing into the United States, products that infringe patents that are found valid and enforceable. Power Integrations has announced its intention to seek such an injunction in such event. The second phase of the jury trial was previously scheduled to begin December 4, 2006, but it was canceled by order of the Delaware U.S. District Court. The court questioned whether the KSR v. Teleflex case, currently pending before the U.S. Supreme Court, and argued on November 28, 2006, might impact the dispute between Fairchild and Power Integrations. The court found that the same issue of obviousness, a defense to the validity of the Power Integrations patents, “permeates the validity contentions in this case.” At issue in the KSR case is whether the defense of obviousness has been improperly restricted by lower court rulings. The second phase of the Power Integrations v. Fairchild Semiconductor jury trial on validity issues is now scheduled to begin on June 4, 2007.

The jury in the first phase of the trial assessed damages against the company of approximately $34 million. Because the jury also found that the company’s infringement was willful, the judge in the case will have discretion to increase the damages award by up to three times the amount of the final damages award. The final damages award would be determined after the next two phases of the trial. To the extent the company succeed in proving the patent claims invalid, the damages amount may be reduced, including to zero if we prove all the claims invalid or unforceable. If the company is not successful, damages may also be increased by the judge to account for certain sales by the company after October 20, 2006 and as a result of the willful infringement finding. It is also possible that the company could be required to pay Power Integrations’ attorney’s fees and pre-judgment interest.

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

A company that Fairchild is acquiring is also involved in patent litigation with Power Integrations. The company is in the process of acquiring System General Corporation, a Taipei-based designer and seller of analog semiconductor devices. As of the date of this filing the company owns approximately 95.6% of System General shares and expects to acquire all remaining shares before the end of September 2007. System General is currently appealing the outcome of proceedings before the U.S. International Trade Commission (ITC) involving allegations of patent infringement, and is a defendant in a patent infringement lawsuit in the U.S. District Court for the Northern District of California. Both the ITC proceeding and the lawsuit were initiated by Power Integrations. As in all litigation, the results of these matters are difficult to predict and no assurance can be given as to the outcome of these proceedings. An adverse outcome in these matters after completion of the acquisition could negatively impact the company’s financial results.

ZTE Corporation v. Fairchild Semiconductor Corporation. On December 30, 2004, the company’s wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by Zhongxing Telecom Ltd. (ZTE), a communications equipment manufacturer, in Intermediate People’s Court of Shenzhen, Guangdong Province, People’s Republic of China. The complaint filed by ZTE alleges that certain of the company’s products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 Chinese yuan as damages (equivalent to approximately $8.4 million U.S. dollars based on exchange rates at December 31, 2006).

The company contested the lawsuit in a trial held on October 20, 2005. On December 29, 2006, the company was informed that the court had ruled in favor of ZTE and had ordered Fairchild to pay RMB 65,733,478 (approximately $8.4 million at current exchange rates) to ZTE. The company maintains that ZTE’s product liability claims are invalid and have appealed to the Higher People’s Court of Guangdong Province. The lawsuit relates to alleged defects in products shipped in late 2002 and early 2003. The company did not sell the allegedly defective products to ZTE directly. Among other defenses, the company has argued that limitations on damages in the company’s contract with its distributor at the time of shipment should limit any damages recovery by ZTE. The company recorded a charge of approximately $8.2 million in the fourth quarter 2006 related to this legal proceeding.

From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on the company’s business, financial condition, results of operations or cash flows.

NOTE 15—FINANCIAL INSTRUMENTS

Fair Value and Notional Principal of Derivative Financial Instruments

The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with SFAS 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the fair value of these hedges is recorded on the balance sheet.

Foreign Currency Derivatives. We use currency forward and combination option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine Peso, Malaysian ringgit and Korean won. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement 133, did not have a material impact on earnings for the years ended December 31, 2006, December 25, 2005 and December 26, 2004. Three cash flow hedges were discontinued for the year ended December 25, 2005. The $0.1 million favorable impact of terminating the hedges was recorded in the statement of operations in accordance with SFAS 133. No cash flow hedges were derecognized or discontinued in 2006 or 2004.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that the entire $0.1 million of net unrealized derivative losses included in OCI will be reclassified into earnings within the next twelve months.

Interest Rate Derivatives. Our variable-rate debt exposes us to variability in interest payments due to changes in interest rates. We use a forward interest rate swap to mitigate the interest rate risk on a portion of our variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt

Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and there was no ineffectiveness as of December 31, 2006.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. There are currently no material derivative gains included in OCI.

The table below shows the fair value and notional principal of the company’s derivative financial instruments as of December 31, 2006 and December 25, 2005. The estimated fair value as of December 31, 2006 and December 25, 2005 is recorded in other liabilities and other assets, respectively, on the balance sheet. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 31, 2006 and December 25, 2005. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

	December 31, 2006			December 25, 2005
	Notional Principal	Carrying Amount	Estimated Fair Value	Notional Principal	Carrying Amount	Estimated Fair Value
	(In millions)
Foreign currency exchange contracts	$127.0	$(0.1)	$(0.1)	$117.0	$0.7	$0.7
Interest rate swap contract	$150.0	$—	$—	$—	$—	$—

Fair Value of Financial Instruments

A summary table of estimated fair values of other financial instruments is as follows:

	December 31, 2006		December 25, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Convertible Senior Subordinated Notes	$200.0	$198.0	$200.0	$194.5
Term loans	373.1	372.7	446.6	451.1
Revolving Credit Facility borrowings	19.4	19.4	—	—

NOTE 16—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Fairchild designs, develops, manufactures and markets high performance multi-market semiconductors. Effective December 26, 2005 (first day of fiscal year 2006), the company changed the titles of its operating segments to align the segment presentation with the way management manages the business. This change had no material impact on the historical financial results of the segments presented in this report. The company is currently organized into three reportable segments: Functional Power, Analog Products, previously known as Power Discrete and Power Analog, respectively, and Standard Products. Functional Power includes high voltage, low voltage, automotive and radio frequency products. Analog Products includes system power, power conversion, signal conditioning, switches and interface products. Standard Products includes optoelectronics lighting, standard linear, logic, standard diode and transistors and foundry products.

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

Statement of operations information on reportable segments for 2006, 2005 and 2004 is as follows:

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In millions)
Revenue and Operating Income (Loss):
Functional Power
Total revenue	$958.4	$801.8	$849.2
Operating income	120.7	46.9	114.8

Analog Products
Total revenue	320.1	266.8	310.4
Operating income (loss)	(13.1)	(39.3)	23.8

Standard Products
Total revenue	372.6	356.5	443.5
Operating income	43.0	10.7	25.7

Other
Operating loss (1)	(32.1)	(23.8)	(29.6)

Total Consolidated
Total revenue	$1,651.1	$1,425.1	$1,603.1
Operating income (loss)	$118.5	$(5.5)	$134.7

(1)	Operating loss in 2006 includes $26.7 million of stock-based compensation expense, $8.2 million for a reserve for potential losses (see Item 8, Note 14), $3.2 million for restructuring and impairments, and a net gain of $6.0 million on the sale of a product line. Operating loss in 2005 and 2004 includes $16.9 million and $18.6 million, respectively, for restructuring and impairments, and also includes $6.9 million and $11.0 million, respectively, for a reserve for potential losses stemming from customer claims related to products manufactured with a defective mold compound purchased from Sumitomo Bakelite Singapore Pte. Ltd. and affiliated companies (see Item 8, Note 14).

Depreciation and amortization by reportable operating segment were as follows:

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In millions)
Functional Power	$70.8	$89.4	$92.7
Analog Products	26.2	31.3	37.0
Standard Products	19.8	29.5	45.4

Total	$116.8	$150.2	$175.1

Geographic revenue information is based on the customer location within the indicated geographic region. Revenue by geographic region was as follows:

	Year Ended
	December 31, 2006	December 25, 2005	December 26, 2004
	(In millions)
Total Revenue:
United States	$165.1	$142.5	$192.4
Other Americas	49.5	28.5	32.1
Europe	198.1	156.8	176.3
China	445.8	356.3	336.6
Taiwan	313.7	285.0	336.6
Other Asia/Pacific	231.2	228.0	240.5
Korea	247.7	228.0	288.6

Total	$1,651.1	$1,425.1	$1,603.1

Other Asia/Pacific includes Japan, Singapore, and Malaysia. In 2006, 2005 and 2004, sales to Samsung Electronics accounted for 6.9%, 8.2% and 7.6%, respectively, of the company’s total revenues.

Geographic property, plant and equipment balances as of December 31, 2006 and December 25, 2005 are based on the physical locations within the indicated geographic areas and are as follows:

	December 31, 2006	December 25, 2005
	(In millions)
Property, Plant & Equipment, Net:
United States	$266.0	$282.8
Korea	160.9	166.1
Philippines	64.6	48.5
Malaysia	61.3	42.4
China	77.0	78.2
All Others	16.6	17.0

Total	$646.4	$635.0

NOTE 17—ACQUISITIONS AND DIVESTURES

On May 1, 2006, the company completed its acquisition of the design team and certain assets of Orion Design Technologies, an analog design center located in Lee, New Hampshire, for approximately $1.2 million in cash. The acquisition was made to augment the company’s Analog Power design resources. The transaction was accounted for as an asset purchase without assumption of existing liabilities. The purchase price was allocated to various tangible assets and assembled workforce, which is being amortized over the estimated useful life of 5 years. The acquisition is considered immaterial and, therefore, no pro forma results of operations are presented.

On January 3, 2006, the company announced the sale of the light-emitting diode (LED) lamps and displays product line to Everlight International Corporation, a U.S. subsidiary of Everlight Electronics Company, Ltd., of Taiwan. The company decided to sell the LED lamps and displays product line as it does not fit the strategic direction of the company. The company retained the optocoupler and infrared product lines, as these products are closer to and complement the company’s core strategy. The company intends to grow these product lines through focused research and development.

As part of the sale agreement, the company assisted Everlight with transitioning the product line by directly supporting the sale of LED lamps and displays products to its customers for an appropriate period of time. As a result of the sale, the company recorded a net gain on the sale of $6.0 million during 2006 and net cash proceeds of $6.6 million. The divestiture is considered immaterial and, therefore, no pro forma results of operations have been presented.

NOTE 18—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under the company’s senior credit facility and Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of December 31, 2006 and December 25, 2005 and related condensed consolidating statements of operations and cash flows for 2006, 2005 and 2004.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

(In millions)

	December 31, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$362.3	$—	$162.9	$—	$525.2
Short-term marketable securities	—	59.1	—	—	—	59.1
Accounts receivable, net	—	18.3	(0.1)	145.1	—	163.3
Inventories	—	43.7	0.5	194.7	—	238.9
Deferred income taxes, net	—	—	—	11.5	—	11.5
Other current assets	—	18.1	—	12.4	—	30.5

Total current assets	—	501.5	0.4	526.6	—	1,028.5

Property, plant and equipment, net	—	264.4	1.6	380.4	—	646.4
Deferred income taxes	—	—	—	0.9	—	0.9
Intangible assets, net	—	25.6	11.7	66.3	—	103.6
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	2.1	—	—	—	2.1
Investment in subsidiary	1,133.4	985.3	250.2	259.6	(2,628.5)	—
Other assets	—	14.8	2.0	17.4	—	34.2

Total assets	$1,133.4	$1,961.4	$327.7	$1,251.6	$(2,628.5)	$2,045.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2.8	$—	$—	$—	$2.8
Accounts payable	—	25.1	0.6	64.5	—	90.2
Accrued expenses and other current liabilities	—	95.8	4.2	69.5	—	169.5

Total current liabilities	—	123.7	4.8	134.0	—	262.5
Long-term debt, less current portion	—	589.7	—	—	—	589.7
Net intercompany (receivable) payable	—	88.1	(245.8)	157.7	—	—
Deferred income taxes	—	26.1	—	8.9	—	35.0
Other liabilities	—	0.5	—	23.5	—	24.0

Total liabilities	—	828.1	(241.0)	324.1	—	911.2

Commitments and contingencies
Temporary equity—deferred stock units	2.2	—	—	—	—	2.2
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,319.1	—	—	—	—	1,319.1
Retained earnings (accumulated deficit)	(182.5)	1,133.4	568.7	926.4	(2,628.5)	(182.5)
Accumulated other comprehensive loss	—	(0.1)	—	1.1	—	1.0
Less treasury stock (at cost)	(6.6)	—	—	—	—	(6.6)

Total stockholders’ equity	1,131.2	1,133.3	568.7	927.5	(2,628.5)	1,132.2

Total liabilities, temporary equity and stockholders’ equity	$1,133.4	$1,961.4	$327.7	$1,251.6	$(2,628.5)	$2,045.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 31, 2006
	Unconsolidated Fairchild Semiconductor International, Inc	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc
	(In millions)
Total revenue	$—	$1,506.2	$3.4	$2,165.7	$(2,024.2)	$1,651.1
Cost of sales	—	1,339.8	7.0	1,831.7	(2,024.2)	1,154.3

Gross profit (loss)	—	166.4	(3.6)	334.0	—	496.8

Operating expenses:
Research and development	—	62.6	14.7	30.2	—	107.5
Selling, general and administrative	—	152.4	7.4	82.1	—	241.9
Amortization of acquisition-related intangibles	—	5.4	2.1	16.0	—	23.5
Restructuring and impairments	—	3.2	—	—	—	3.2
Reserve for potential losses	—	8.2	—	—	—	8.2
Gain on sale of product line, net	—	0.1	(5.7)	(0.4)	—	(6.0)

Total operating expenses	—	231.9	18.5	127.9	—	378.3

Operating income (loss)	—	(65.5)	(22.1)	206.1	—	118.5

Other (income) expense, net	—	28.1	(0.2)	(8.2)	—	19.7
Equity in subsidiary income	(83.4)	(180.9)	(40.7)	—	305.0	—

Income before income taxes	83.4	87.3	18.8	214.3	(305.0)	98.8
Provision for income taxes	—	3.9	—	11.5	—	15.4

Net income	$83.4	$83.4	$18.8	$202.8	$(305.0)	$83.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Cash flows provided by operating activities:	$—	$85.5	$0.6	$98.8	$184.9

Investing activities:
Purchase of marketable securities	—	(176.1)	—	—	(176.1)
Sale of marketable securities	—	249.3	—	—	249.3
Maturity of marketable securities	—	81.1	—	—	81.1
Capital expenditures	—	(27.5)	(0.6)	(83.7)	(111.8)
Purchase of molds and tooling	—	(0.1)	—	(2.0)	(2.1)
Sale of strategic investment	—	1.1	—	—	1.1
Acquisitions and divestitures, net of cash	—	5.4	—	—	5.4
Investment (in) from affiliate	(18.2)	18.2	—	—	—

Cash provided by (used in) investing activities	(18.2)	151.4	(0.6)	(85.7)	46.9

Financing activities:
Repayment of long-term debt	—	(54.1)	—	—	(54.1)
Proceeds from issuance of common stock and from exercise of stock options, net	27.3	—	—	—	27.3
Purchase of treasury stock	(9.1)	—	—	—	(9.1)
Debt Issuance costs	—	(1.4)	—	—	(1.4)

Cash provided by (used in) financing activities	18.2	(55.5)	—	—	(37.3)

Net change in cash and cash equivalents	—	181.4	—	13.1	194.5
Cash and cash equivalents at beginning of period	—	180.9	—	149.8	330.7

Cash and cash equivalents at end of period	$—	$362.3	$—	$162.9	$525.2

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$12.5	$—	$9.7	$22.2

Interest	$—	$44.8	$—	$—	$44.8

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

(In millions)

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

LIABILITIES AND STOCK HOLDERS’ EQUITY
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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 25, 2005
	Unconsolidated Fairchild Semiconductor International, Inc	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
Total revenue	$—	$1,318.5	$7.1	$1,781.7	$(1,682.2)	$1,425.1
Cost of sales	—	1,206.8	15.6	1,570.6	(1,682.2)	1,110.8

Gross profit (loss)	—	111.7	(8.5)	211.1	—	314.3

Operating expenses:
Research and development	—	43.9	10.7	23.0	—	77.6
Selling, general and administrative	—	129.6	4.6	60.3	—	194.5
Amortization of acquisition-related intangibles	—	5.6	2.3	16.0	—	23.9
Restructuring and impairments	—	15.5	0.1	1.3	—	16.9
Reserve for potential settlement losses	—	6.9	—	—	—	6.9

Total operating expenses	—	201.5	17.7	100.6	—	319.8

Operating income (loss)	—	(89.8)	(26.2)	110.5	—	(5.5)
Other (income) expense, net	—	33.0	(0.1)	(1.9)	—	31.0
Equity in subsidiary (income) loss	235.3	(63.6)	(11.4)	—	(160.3)	—

Income (loss) before income taxes	(235.3)	(59.2)	(14.7)	112.4	160.3	(36.5)
Provision for income taxes	5.9	176.1	12.5	10.2	—	204.7

Net income (loss)	$(241.2)	$(235.3)	$(27.2)	$102.2	$160.3	$(241.2)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 25, 2005
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc
Cash flows provided by (used in) operating activities:	$—	$(20.0)	$—	$170.7	$150.7

Investing activities:
Purchase of marketable securities	—	(591.3)	—	—	(591.3)
Sale of marketable securities	—	899.5	—	—	899.5
Maturity of marketable securities	—	20.6	—	—	20.6
Capital expenditures	—	(29.3)	—	(68.1)	(97.4)
Purchase of molds and tooling	—	—	—	(2.5)	(2.5)
Investment (in) from affiliate	(7.7)	7.7	—	—	—

Cash provided by (used in) investing activities	(7.7)	307.2	—	(70.6)	228.9

Financing activities:
Repayment of long-term debt	—	(356.4)	—	—	(356.4)
Issuance of long-term debt	—	154.5	—	—	154.5
Proceeds from issuance of common stock and from exercise of stock options, net	15.7	—	—	—	15.7
Purchase of treasury stock	(8.0)	—	—	—	(8.0)
Other	—	(1.0)	—	—	(1.0)

Cash provided by (used in) financing activities	7.7	(202.9)	—	—	(195.2)

Net change in cash and cash equivalents	—	84.3	—	100.1	184.4
Cash and cash equivalents at beginning of period	—	96.6	—	49.7	146.3

Cash and cash equivalents at end of period	$—	$180.9	$—	$149.8	$330.7

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$3.9	$—	$12.9	$16.8

Interest	$—	$49.1	$—	$—	$49.1

Non-cash transactions:
Tax effect associated with other comprehensive income (loss)	$—	$1.5	$—	$—	$1.5

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 26, 2004
	Unconsolidated Fairchild Semiconductor International, Inc	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
Total revenue	$—	$1,390.1	$109.7	$1,874.2	$(1,770.9)	$1,603.1
Cost of sales	—	1,242.5	109.9	1,573.3	(1,770.9)	1,154.8

Gross profit (loss)	—	147.6	(0.2)	300.9	—	448.3

Operating expenses:
Research and development	—	33.1	24.8	24.1	—	82.0
Selling, general and administrative	—	114.8	8.1	53.1	—	176.0
Amortization of acquisition-related intangibles	—	0.6	7.9	17.5	—	26.0
Restructuring and impairments	—	10.1	7.2	1.3	—	18.6
Reserve for potential settlement losses	—	11.0	—	—	—	11.0

Total operating expenses	—	169.6	48.0	96.0	—	313.6

Operating income (loss)	—	(22.0)	(48.2)	204.9	—	134.7
Other (income) expense, net	—	62.4	(0.1)	(0.4)	—	61.9
Equity in subsidiary income	(59.2)	(148.7)	(75.1)	—	283.0	—

Income before income taxes	59.2	64.3	27.0	205.3	(283.0)	72.8
Provision for income taxes	—	5.1	0.4	8.1	—	13.6

Net income	$59.2	$59.2	$26.6	$197.2	$(283.0)	$59.2

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 26, 2004
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc
Cash flows provided by operating activities:	$—	$87.0	$30.4	$127.3	$244.7

Investing activities:
Purchase of marketable securities	—	(936.2)	—	—	(936.2)
Sale of marketable securities	—	783.9	—	—	783.9
Maturity of marketable securities	—	58.9	—	—	58.9
Capital expenditures	—	(50.4)	(30.2)	(109.7)	(190.3)
Proceeds from sale of property, plant and equipment	—	—	—	7.8	7.8
Purchase of molds and tooling	—	—	(0.2)	(3.5)	(3.7)
Investment (in) from affiliate	(15.5)	15.5	—	—	—

Cash used in investing activities	(15.5)	(128.3)	(30.4)	(105.4)	(279.6)

Financing activities:
Repayment of long-term debt	—	(3.4)	—	—	(3.4)
Proceeds from issuance of common stock and from exercise of stock options, net	24.0	—	—	—	24.0
Purchase of treasury stock	(8.5)	—	—	—	(8.5)
Debt issuance costs	—	(0.4)	—	—	(0.4)

Cash provided by (used in) financing activities	15.5	(3.8)	—	—	11.7

Net change in cash and cash equivalents	—	(45.1)	—	21.9	(23.2)
Cash and cash equivalents at beginning of period	—	141.7	—	27.8	169.5

Cash and cash equivalents at end of period	$—	$96.6	$—	$49.7	$146.3

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$0.1	$—	$4.7	$4.8

Interest	$—	$58.5	$—	$—	$58.5

Non-cash transactions:
Tax effect associated with other comprehensive income (loss)	$—	$(0.5)	$—	$—	$(0.5)

NOTE 19—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for 2006 and 2005 (in millions, except per share amounts):

	2006
	First	Second	Third	Fourth
Total revenue	$409.5	$406.3	$417.0	$418.3
Gross profit	122.5	125.0	127.9	121.4
Net Income	26.6	23.0	25.1	8.7

Basic income per common share	$0.22	$0.19	$0.20	$0.07

Diluted income per common share	$0.21	$0.18	$0.20	$0.07

	2005
	First	Second	Third	Fourth
Total revenue	$362.8	$346.0	$345.5	$370.8
Gross profit	83.8	68.9	71.7	89.9
Net loss	(10.4)	(205.3)	(20.8)	(4.7)

Basic loss per common share	$(0.09)	$(1.71)	$(0.17)	$(0.04)

Diluted loss per common share	$(0.09)	$(1.71)	$(0.17)	$(0.04)

NOTE 20—SUBSEQUENT EVENTS

On January 2, 2007, the company launched a tender offer in Taiwan to acquire 100% of the outstanding shares of Taipei-based System General Corporation (System General) through its wholly owned subsidiary, New Conversion Co., Ltd (New Conversion). 65,459,517 shares of System General stock were acquired at the closing of the tender offer on February 5, 2007, representing 95.6% of System General’s outstanding shares. The total amount paid for the tendered shares was approximately $185.7 million, based on current exchange rates. The purchase price was funded with cash. The company intends to acquire the remaining System General shares through a share swap and merger, provided that certain conditions are met, including obtaining the required regulatory approvals.

On January 5, 2007, White Rock Networks sued the company and two distributors, Arrow Electronics and All American Semiconductor, in the Eastern District of Texas, for violations of the Texas Deceptive Trade Practices Act (DTPA) relating to the mold compound issue, claiming unspecified damages. The company has not yet been served in the case. The company believes it has strong defenses against White Rock Networks’ claims and intends to vigorously defend the lawsuit if it is served on the company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006, the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2006 at a reasonable assurance level.

Last year, we filed the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to our Form 10-K filed on March 10, 2006. Last year, we submitted a Section 303A.12(a) CEO certification to the New York Stock Exchange on May 30, 2006.

Management Report on Internal Control over Financial Reporting

Management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Fairchild Semiconductor’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management believes that, as of December 31, 2006, the company’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 as stated in their report which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Fairchild Semiconductor International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fairchild Semiconductor International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Fairchild Semiconductor International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Fairchild Semiconductor International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, and our reports dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Boston, Massachusetts

March 1, 2007

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during our quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Executive Severance Policy

In December 2006, the Compensation Committee adopted a severance policy for executives that provides a lump-sum severance payment upon termination of employment by the company other than for cause, that is a multiple of monthly base salary as in effect prior to employment termination. Vice Presidents and Director level employees are eligible to participate in the policy. Participating executives will be paid the greater of the amount due under the company’s basic severance policy or a multiple of the executive’s monthly salary, up to a maximum of twelve months salary for the most senior eligible executives. Participating executives will also receive company-paid COBRA medical coverage for themselves and eligible dependents for the time period corresponding to the executive’s monthly multiple of severance entitlement set forth above. The policy will replace the executives’ employment agreements as the agreements are terminated according to their terms.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our senior officers which we believe satisfies the standards promulgated by the Securities and Exchange Commission and the New York Stock Exchange. Our code applies to all directors, officers and employees, including our chief executive officer, our chief financial officer and our principal accounting officer and controller. We amended our Code of Business Conduct and Ethics (previously called the Corporate Ethics Policy) in January 2006 to revise various provisions and add new provisions. The original code of ethics was filed as an exhibit to our annual report on Form 10-K for the year ended December 29, 2002. The revised code was filed as an exhibit to our current report on Form 8-K on January 31, 2006. These procedures are available through our Corporate Governance website at http://governance.fairchildsemi.com. Our Code of Business Conduct and Ethics is posted on our website, and can be accessed by visiting our investor relations web site at http://investor.fairchildsemi.com and clicking on “Corporate Governance.”

The information regarding directors set forth under the caption “Proposal 1—Election of Directors” appearing in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006 (the “2007 Proxy Statement”), is incorporated by reference.

The information regarding executive officers set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K is incorporated by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement is incorporated by reference.

The information regarding our Audit Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2007 Proxy Statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the 2007 Proxy Statement is incorporated by reference.

The information regarding our Compensation Committee, and its members, as set forth under the heading “Corporate Governance Board Meetings and Committees” in the 2007 Proxy Statement is in corporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers” in the 2007 Proxy Statement is incorporated by reference.

The information regarding our equity compensation plans as set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Programs” in Item 5 of this annual report on Form 10-K is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Transactions with Related Persons” in the 2007 Proxy Statement is incorporated by reference.

The information regarding director independence set forth under the caption “Corporate Governance, Board Meetings and Committees” in the 2007 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” included under the proposal entitled “Proposal 3—Ratify Appointment of KPMG LLP as Independent Registered Public Accounting Firm of the Company for 2007” in the 2007 Proxy Statement is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. Financial Statements included in this annual report are listed under Item 8.

(2)	Financial Statement Schedules. Financial Statement schedules included in this report are listed under Item 15(b).

(3)	List of Exhibits. See the Exhibit Index beginning on page 110 of this annual report.

(b)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

Under date of March 1, 2007, we reported on the consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006, which are included in this report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in Item 15(b) of this report on Form 10-K. This financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of Fairchild Semiconductor International, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective December 26, 2005.

Boston, Massachusetts

March 1, 2007

Schedule II—Valuation and Qualifying Accounts.

Description	Price Protection	Product Returns	Other Returns and Allowances	Deferred Tax Valuation Allowance	Total
Balances at December 28, 2003	$6.2	$8.6	$4.8	$1.3	$20.9

Charged to costs and expenses, or revenues	19.0	28.3	7.3	6.1	60.7
Deductions	(15.6)	(28.0)	(9.3)	(1.3)	(54.2)
Charged to other accounts	(0.2)	1.5	(0.1)	—	1.2

Balances at December 26, 2004	9.4	10.4	2.7	6.1	28.6

Charged to costs and expenses, or revenues	37.4	33.6	6.8	207.1	284.9
Deductions	(29.5)	(25.9)	(6.8)	(1.5)	(63.7)
Charged to other accounts	—	(0.3)	—	2.4	2.1

Balances at December 25, 2005	17.3	17.8	2.7	214.1	251.9

Charged to costs and expenses, or revenues	59.1	26.4	10.1	(18.5)	77.1
Deductions	(53.3)	(31.1)	(8.7)	—	(93.1)
Charged to other accounts	—	0.1	—	—	0.1

Balances at December 31, 2006	$23.1	$13.2	$4.1	$195.6	$236.0

All other schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules are set forth in the financial statements or the notes thereto.

EXHIBIT INDEX

Exhibit No.	Description
2.01	Asset Purchase Agreement, dated as of March 11, 1997, between Fairchild Semiconductor Corporation and National Semiconductor Corporation. (1)

2.02	Acquisition Agreement, dated November 25, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company. (2)

2.03	Amendment No. 1 to Acquisition Agreement, dated December 29, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company. (2)

2.04	Business Transfer Agreement, dated December 20, 1998, between Samsung Electronics Co., Ltd. and Fairchild Semiconductor Corporation. (3)

2.05	Closing Agreement, dated April 13, 1999, among Samsung Electronics Co. Ltd., Fairchild Korea Semiconductor Ltd. and Fairchild Semiconductor Corporation. (3)

2.06	Asset Purchase Agreement, dated as of January 20, 2001, among Intersil Corporation, Intersil (PA) LLC and Fairchild Semiconductor Corporation, and Amendment No. 1 thereto, dated as of March 16, 2001. (13)

3.01	Restated Certificate of Incorporation. (4)

3.02	Certificate of Amendment to Restated Certificate of Incorporation. (5)

3.03	Certificate of Amendment to Restated Certificate of Incorporation. (6)

3.04	Certificate of Amendment to Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on May 16, 2003. (16)

3.05	Second Restated Certificate of Incorporation. (17)

3.06	Restated Bylaws. (7)

3.07	Bylaws, as amended through August 17, 2004. (18)

3.08	Bylaws, as amended through August 23, 2005. (27)

3.09	Bylaws, as amended through May 3, 2006. (31)

4.01	The relevant portions of the Second Restated Certificate of Incorporation. (included in Exhibit 3.05)

4.02	The relevant portions of the Restated Bylaws, as amended. (included in Exhibits 3.06 and 3.07)

4.03	Registration Rights Agreement, dated March 11, 1997, among Fairchild Semiconductor International, Inc., Sterling Holding Company, LLC, National Semiconductor Corporation and certain management investors. (8)

4.04	Indenture, dated as of October 31, 2001, relating to $200,000,000 aggregate principal amount of 5% Convertible Senior Subordinated Notes due 2008, among Fairchild Semiconductor Corporation, as Issuer, Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation of California, QT Optoelectronics, Inc., QT Optoelectronics, KOTA Microcircuits, Inc., as Guarantors, and The Bank of New York, as Trustee. (9)

4.05	Form of 5% Convertible Senior Subordinated Notes due 2008. (included in Exhibit 4.04)

10.01	Credit Agreement, dated as of June 26, 2006. (33)

10.02	Executive Severance Policy.

Exhibit No.	Description
10.03	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (10)

10.04	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (1)

10.05	Fairchild Benefit Restoration Plan. (1)

10.06	Fairchild Incentive Plan. (1)

10.07	Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan. (11)

10.08	Executive Stock Option Agreement, under the 2000 Executive Stock Option Plan, between Fairchild Semiconductor International, Inc. and Kirk P. Pond. (11)

10.09	Non-Qualified Stock Option Agreement under the Stock Option Plan dated October 12, 1998, between Fairchild Semiconductor International, Inc. and Izak Bencuya. (23)

10.10	Non-Qualified Stock Option Agreement under the Stock Option Plan dated August 4, 1999, between Fairchild Semiconductor International, Inc. and Izak Bencuya. (23)

10.11	Non-Qualified Stock Option Agreement under the 2001 Stock Option Plan dated February 13, 2001, between Fairchild Semiconductor International, Inc. and Izak Bencuya. (23)

10.12	Memorandum, dated August 7, 2001, from Kirk P. Pond to certain executive officers in connection with option cancellation and replacement program. (12)

10.13	Executive Stock Option Agreement under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and Kirk P. Pond. (13)

10.14	Executive Stock Option Agreements under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and certain other executive officers. (13)

10.15	Nonstatutory Stock Option Agreement under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and Izak Bencuya. (23)

10.16	Non-Qualified Stock Option Agreement under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and Kirk P. Pond. (13)

10.17	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and certain other executive officers. (13)

10.18	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan dated February 22, 2002, between Fairchild Semiconductor International, Inc. and Izak Bencuya. (23)

10.19	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of its non-employee directors. (13)

10.20	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated as of April 28, 2003, between Fairchild Semiconductor International, Inc. and Kirk P. Pond. (15)

10.21	Non-Qualified Stock Option Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and each of its non-employee directors. (15)

10.22	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Laurenz Schmidt. (16)

Exhibit No.	Description
10.23	Non-Qualified Stock Option Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Izak Bencuya. (23)

10.24	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan, dated May 4, 2004, between Fairchild Semiconductor International, Inc. and Kirk P. Pond. (23)

10.25	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated May 4, 2004, between Fairchild Semiconductor International, Inc. and Thomas A. Beaver. (30)

10.26	Non-Qualified Stock Option Agreement, dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (21)

10.27	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (28)

10.28	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Kirk P. Pond. (15)

10.29	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Laurenz Schmidt. (16)

10.30	Deferred Stock Unit Award Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and Izak Bencuya. (23)

10.31	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated April 16, 2004, between Fairchild Semiconductor International, Inc. and Thomas A. Beaver. (30)

10.32	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated May 4, 2004, between Fairchild Semiconductor International, Inc. and Kirk P. Pond. (23)

10.33	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated May 4, 2004, between Fairchild Semiconductor International, Inc. and Thomas A. Beaver. (30)

10.34	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (21)

10.35	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (28)

10.36	Fairchild Semiconductor Stock Plan. (31)

10.37	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan. (20)

10.38	Form of Deferred Stock Unit Agreement under the Fairchild Semiconductor Stock Plan. (20)

10.39	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor Stock Plan. (26)

10.40	Form of Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (28)

10.41	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (32)

10.42	Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (28)

10.43	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 10, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (32)

Exhibit No.	Description
10.44	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 27, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Frey. (32)

10.45	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Kirk P. Pond. (11)

10.46	Amendment to Employment Agreement, dated as of March 7, 2003, between Fairchild Semiconductor Corporation and Kirk P. Pond. (14)

10.47	Amendment No. 2 to Employment Agreement, dated as of February 8, 2005, between Fairchild Semiconductor Corporation and Kirk P. Pond. (22)

10.48	Trust, made September 8, 2004, under the Employment Agreement between Fairchild Semiconductor Corporation and Kirk P. Pond. (19)

10.49	Employment Agreement dated as of April 1, 2003, between Fairchild Semiconductor Corporation and Laurenz Schmidt. (16)

10.50	Employment Agreement dated as of April 28, 2003, between Fairchild Semiconductor Corporation and Izak Bencuya. (23)

10.51	Employment Agreement dated December 1, 2004, between Fairchild Semiconductor Corporation and Mark S. Thompson. (21)

10.52	Employment Agreement, dated as of April 6, 2005, between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation. (24)

10.53	Employment Agreement dated as of February 27, 2006, between Fairchild Semiconductor Corporation and Mark S. Frey. (32)

10.54	Employment Agreement dated as of February 28, 2004, between Fairchild Semiconductor Corporation and Thomas A. Beaver. (30)

10.55	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd. (8)

10.56	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company. (2)

14.01	Code of Business Conduct and Ethics. (29)

21.01	List of Subsidiaries.

23.01	Consent of KPMG LLP.

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

(1)	Incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).
(2)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.
(3)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated April 13, 1999, filed April 27, 1999.

(4)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Annual Report on Form 10-K for the fiscal year ended May 30, 1999, filed August 27, 1999.
(5)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed June 29, 2000 (File No. 333-40412).
(6)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed April 27, 2001 (File No. 333-58848).
(7)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-4, filed March 23, 2000 (File No. 333-33082).
(8)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).
(9)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-3, filed December 21, 2001 (File No. 333-75678).
(10)	Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).
(11)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.
(12)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001.
(13)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.
(14)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed March 21, 2003.
(15)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed August 13, 2003.
(16)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, filed March 12, 2004.
(17)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004, filed May 7, 2004.
(18)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed August 20, 2004.
(19)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed on September 13, 2004.
(20)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed October 7, 2004 (File No. 333-119595).
(21)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 3, 2004.
(22)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed February 8, 2005.
(23)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004, filed March 11, 2005.
(24)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed April 6, 2005.
(25)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed May 10, 2005.
(26)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, filed August 5, 2005.
(27)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed August 29, 2005.
(28)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, filed November 4, 2005.

(29)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed January 31, 2006.
(30)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 10, 2006.
(31)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed May 5, 2006.
(32)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed May 12, 2006.
(33)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed August 9, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

By:	/s/ MARK S. THOMPSON
Mark S. Thompson
President and Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. THOMPSON Mark S. Thompson	President and Chief Executive Officer, and Director (principal executive officer)	March 1, 2007

/s/ MARK S. FREY Mark S. Frey	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 1, 2007

/s/ ROBIN A. SAWYER Robin A. Sawyer	Vice President, Corporate Controller (principal accounting officer)	March 1, 2007

/s/ WILLIAM N. STOUT William N. Stout	Chairman of the Board of Directors	March 1, 2007

/s/ KIRK P. POND Kirk P. Pond	Director	March 1, 2007

/s/ RONALD W. SHELLY Ronald W. Shelly	Director	March 1, 2007

/s/ CHARLES M. CLOUGH Charles M. Clough	Director	March 1, 2007

/s/ CHARLES P. CARINALLI Charles P. Carinalli	Director	March 1, 2007

/s/ THOMAS L. MAGNANTI Thomas L. Magnanti	Director	March 1, 2007

/s/ ROBERT F. FRIEL Robert F. Friel	Director	March 1, 2007

Signature	Title	Date

/s/ BRYAN R. ROUB Bryan R. Roub	Director	March 1, 2007

/s/ KEVIN J. MCGARITY Kevin J. McGarity	Director	March 1, 2007

/s/ RICHARD A. AURELIO Richard A. Aurelio	Director	March 1, 2007