Form 10-Q
period 2007-04-01
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2007-05-11
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-15181

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3363001
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

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

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 1, 2007:

Title of Each Class	Number of Shares
Common Stock	123,733,164

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	April 1, 2007	December 31, 2006

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$315.6	$525.2
Short-term marketable securities	111.2	59.1
Accounts receivable, net of allowances of $38.6 and $40.4 at April 1, 2007 and December 31, 2006, respectively	170.2	163.3
Inventories	241.4	238.9
Deferred income taxes, net of allowances of $33.3 and $33.1 at April 1, 2007 and December 31, 2006, respectively	11.6	11.5
Other current assets	24.8	30.5

Total current assets	874.8	1,028.5
Property, plant and equipment, net	641.8	646.4
Deferred income taxes, net of allowances of $171.3 and $162.5 at April 1, 2007 and December 31, 2006, respectively	6.0	0.9
Intangible assets, net	139.1	103.6
Goodwill	345.7	229.9
Long-term marketable securities	2.0	2.1
Other assets	35.3	34.2

Total assets	$2,044.7	$2,045.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.8	$2.8
Accounts payable	108.2	90.2
Accrued expenses and other current liabilities	119.7	169.5

Total current liabilities	231.7	262.5
Long-term debt, less current portion	587.8	589.7
Deferred income taxes	35.0	35.0
Other liabilities	36.1	24.0
Minority interest	1.3	—

Total liabilities	891.9	911.2
Commitments and contingencies
Temporary equity—deferred stock units	2.7	2.2
Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,336.5	1,319.1
Accumulated deficit	(174.3)	(182.5)
Accumulated other comprehensive income (loss)	(2.1)	1.0
Less treasury stock (at cost)	(11.2)	(6.6)

Total stockholders’ equity	1,150.1	1,132.2

Total liabilities, temporary equity and stockholders’ equity	$2,044.7	$2,045.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Total revenue	$402.6	$409.5
Cost of sales	291.1	287.0

Gross profit	111.5	122.5

Gross profit %	27.7%	29.9%

Operating expenses:
Research and development	26.9	26.2
Selling, general and administrative	57.2	60.0
Amortization of acquisition-related intangibles	6.8	5.9
Restructuring and impairments	0.6	—
Gain on sale of product line, net	—	(3.2)
Purchased in-process research and development	3.7	—

Total operating expenses	95.2	88.9

Operating income	16.3	33.6

Other expense, net	4.7	5.9

Income before income taxes	11.6	27.7

Provision for income taxes	5.3	1.1

Net income	$6.3	$26.6

Net income per common share:
Basic	$0.05	$0.22

Diluted	$0.05	$0.21

Weighted average common shares:
Basic	123.4	121.4

Diluted	125.7	123.9

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Net income	$6.3	$26.6
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(0.3)	0.3
Net amount reclassified to earnings for hedging	—	(0.5)
Net change associated with unrealized holding loss on marketable securities and investments	—	(0.8)

Comprehensive income	$6.0	$25.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net income	$6.3	$26.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	32.0	28.3
Non-cash stock-based compensation expense	6.1	5.3
Loss on disposal of property, plant, and equipment	—	0.5
Non-cash financing expense	0.4	0.6
Deferred income taxes, net	(4.4)	0.8
Purchased in-process research and development	3.7	—
Gain on sale of product line	—	(3.2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	0.4	(19.9)
Inventories	6.1	(12.3)
Other current assets	4.3	(4.9)
Current liabilities	(41.8)	(18.8)
Other assets and liabilities, net	10.9	—

Cash provided by operating activities	24.0	3.0

Cash flows from investing activities:
Purchase of marketable securities	(79.1)	(61.9)
Sale of marketable securities	28.2	67.8
Maturity of marketable securities	0.1	9.1
Capital expenditures	(16.7)	(23.0)
Purchase of molds and tooling	(0.5)	(0.5)
Acquisitions and divestitures, net of cash acquired	(171.8)	6.6

Cash used in investing activities	(239.8)	(1.9)

Cash flows from financing activities:
Repayment of long-term debt	(0.9)	(2.2)
Proceeds from issuance of common stock and from exercise of stock options, net	13.6	8.0
Purchase of treasury stock	(6.5)	(2.0)

Cash provided by financing activities	6.2	3.8

Net change in cash and cash equivalents	(209.6)	4.9
Cash and cash equivalents at beginning of period	525.2	330.7

Cash and cash equivalents at end of period	$315.6	$335.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts for prior periods have been reclassified to conform to the current presentation. The company’s results for the three months ended April 1, 2007 consists of 13 weeks, while results for the three months ended April 2, 2006 consists of 14 weeks. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

Note 2 – Financial Statement Details

	April 1, 2007	December 31, 2006
	(In millions)
Inventories
Raw materials	$31.5	$31.3
Work in process	128.2	130.5
Finished goods	81.7	77.1

	$241.4	$238.9

	April 1, 2007	December 31, 2006
	(In millions)
Property, plant and equipment
Land and improvements	$26.8	$26.5
Buildings and improvements	314.0	312.8
Machinery and equipment	1,408.9	1,397.3
Construction in progress	54.6	59.0

Total property, plant and equipment	1,804.3	1,795.6
Less accumulated depreciation	1,162.5	1,149.2

	$641.8	$646.4

	April 1, 2007	December 31, 2006
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$45.1	$93.7
Accrued interest	4.4	1.9
Income taxes payable	23.0	25.5
Restructuring	0.8	1.0
Reserve for losses	12.3	14.0
Other	34.1	33.4

	$119.7	$169.5

Note 3 – Computation of Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities. Potentially dilutive common equivalent securities consist of stock options, performance units (PUs), deferred stock units (DSUs), restricted stock units (RSUs) and shares obtainable upon the conversion of the Convertible Senior Subordinated Notes, due November 1, 2008. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to certain of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In millions, except per share data)
Basic:
Net income	$6.3	$26.6

Weighted average shares outstanding	123.4	121.4

Net income per share	$0.05	$0.22

Diluted:
Net income	$6.3	$26.6

Basic weighted average shares outstanding	123.4	121.4
Assumed exercise of common stock equivalents	2.3	2.5

Diluted weighted average common and common equivalent shares	125.7	123.9

Net income per share	$0.05	$0.21

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	16.6	16.6

In addition, the computation of diluted earnings per share did not include the assumed conversion of the Convertible Senior Subordinated Notes because the effect would have been anti-dilutive. As a result, $2.8 million of interest expense was not added back to the numerator for the three months ended April 1, 2007 and April 2, 2006. Potential common shares of 6.7 million were not included in the denominator for all periods presented.

Note 4 – Supplemental Cash Flow Information

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In millions)
Cash paid for:
Income taxes	$6.6	$15.2

Interest	$6.8	$13.4

Note 5 – Marketable Securities

The company invests excess cash in marketable securities consisting primarily of commercial paper, U.S. Government securities, and auction rate securities.

All of the company’s marketable securities are classified as available-for-sale. In accordance with Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of other comprehensive income within stockholders’ equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity at April 1, 2007.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$1.8	$1.8
Due after one year through three years	0.4	0.4
Due after three years through ten years	1.3	1.3
Due after ten years	109.7	109.7

	$113.2	$113.2

Note 6 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of April 1, 2007		As of December 31, 2006
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(In millions)
Identifiable intangible assets:
Developed technology	2-15 years	$237.7	$(129.3)	$225.6	$(124.8)
Customer base	8 -10 years	80.5	(56.2)	55.8	(54.1)
Core technology	10 years	3.7	—	—	—
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(0.2)	1.0	(0.1)
Process technology	5 years	1.5	—	—	—
Patents	4 years	5.4	(5.2)	5.4	(5.2)
Trademarks and tradenames	1 year	25.1	(24.9)	24.9	(24.9)

Subtotal		385.3	(246.2)	343.1	(239.5)
Goodwill		345.7	—	229.9	—

Total		$731.0	$(246.2)	$573.0	$(239.5)

The following table presents the carrying amount of goodwill by reporting unit.

	Analog Products	Functional Power	Standard Products	Total
	(In millions)
Balance as of April 1, 2007	$131.3	$159.9	$54.5	$345.7
Balance as of December 31, 2006	$15.5	$159.9	$54.5	$229.9

During the three months ended April 1, 2007, goodwill and other gross intangible assets increased $115.8 million and $42.2 million, respectively, due to the acquisition of System General Corporation (System General), the total of which was assigned to the Analog Products group (see Item 1, Note 13 for further information).

The following table presents the estimated amortization expense for intangible assets for the remainder of 2007 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2007	$16.8
2008	21.9
2009	21.8
2010	21.8
2011	17.5
2012	15.3

Note 7 – Segment Information

Fairchild designs, develops, manufactures and markets high performance multi-market semiconductors. The company is currently organized into three reportable segments: Functional Power, Analog Products and Standard Products. Functional Power includes high voltage, low voltage, automotive and radio frequency products. Analog Products includes system power, power conversion, signal conditioning, switches and interface products. Standard Products includes optoelectronics, standard linear, logic, standard diode and transistors, bipolar and foundry products.

The following table presents selected operating segment financial information for the three months ended April 1, 2007 and April 2, 2006.

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In millions)
Revenue and operating income (loss):
Functional Power
Total revenue	$227.0	$222.8
Operating income	29.8	27.7

Analog Products
Total revenue	79.9	81.7
Operating income (loss)	(13.3)	3.2

Standard Products
Total revenue	95.7	105.0
Operating income	6.5	4.8

Other
Operating loss (1)	(6.7)	(2.1)

Total consolidated
Total revenue	$402.6	$409.5
Operating income	$16.3	$33.6

(1)	The three months ended April 1, 2007 includes $6.1 million of stock-based compensation expense and $0.6 million of restructuring and impairments expense. The three months ended April 2, 2006 includes $5.3 million of stock-based compensation expense and a net gain of $3.2 million on the sale of a product line.

Note 8 – Restructuring and Impairments

During the three months ended April 1, 2007, the company recorded $0.6 million in severance charges associated with the 2006 Infrastructure Realignment Program. There were no restructuring and impairment charges recorded during the first quarter of 2006.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the three months ended April 1, 2007 (in millions).

	Accrual Balance at 12/31/2006	New Charges	Cash Paid	Accrual Balance at 4/1/2007
2005 Infrastructure Realignment Program:
Employee Separation Costs	$0.1	$—	$(0.1)	$—

2006 Infrastructure Realignment Program:
Employee Separation Costs	0.9	0.6	(0.7)	0.8

	$1.0	$0.6	$(0.8)	$0.8

The company expects to complete payment of substantially all of the above restructuring accruals by the second quarter of 2007.

Note 9 – Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The company adopted FIN 48 on January 1, 2007. With the implementation of FIN 48, the company recognized a cumulative effect adjustment increasing January 1, 2007 retained earnings by $1.9 million. The company also recognized a $1.8 million increase to deferred tax assets; however, due to a full valuation allowance against the company’s U.S. deferred taxes, there was no retained earnings impact. At the date of adoption, the company had $62.7 million of unrecognized tax benefits, which increased to $65.1 million as of April 1, 2007. Of the total unrecognized tax benefits at the date of adoption and April 1, 2007, $10.5 million and $11.3 million, respectively, would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits, would not impact the effective tax rate, if recognized, as the company has a full valuation allowance against its U.S. deferred taxes.

As of April 1, 2007, due to the statute of limitations being reached during the first quarter of 2008, the company reclassified $0.8 million from other long-term liabilities to other current liabilities in anticipation of a resolution of some of the company’s income tax recognition exposures within the next 12 months.

The company’s major tax jurisdictions as of the adoption of FIN 48 are the U.S. and Korea. For the U.S., the company has open tax years dating back to 1999 due to the carryforward of tax attributes. In Korea, the company has five open tax years dating back to 2002.

Penalty and interest relating to uncertain tax positions is recognized as a component of income tax expense. The company had accrued $2.3 million as of January 1, 2007 and $1.7 million as of April 1, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

Note 10 – Stock-Based Compensation

The following table summarizes stock-based compensation expense under SFAS 123(R), Share-Based Payment, by financial statement line for the three months ended April 1, 2007 and April 2, 2006, respectively.

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In millions)
Cost of Sales	$1.7	$0.7
Research and Development	0.9	1.0
Selling, General and Administrative	3.5	3.6

	$6.1	$5.3

Upon adoption of SFAS 123(R), the company capitalized $0.8 million of stock-based compensation cost into inventory for the three months ended April 2, 2006.

Stock Options

The following table summarizes stock option activity for the three months ended April 1, 2007 (in thousands).

Shares
Outstanding at beginning of period	22,844
Granted	991
Exercised	(557)
Forfeited	(90)
Expired	(327)

Outstanding at end of period	22,861

The weighted average exercise price of stock options granted during the period was $17.94 and the related weighted average grant-date fair value was $7.83.

Deferred Stock Units

The following table summarizes DSU activity for the three months ended April 1, 2007 (in thousands).

Shares
Nonvested at beginning of period	330
Vested	(1)

Nonvested at end of period	329

Restricted Stock Units

The following table summarizes RSU activity for the three months ended April 1, 2007 (in thousands).

Shares
Nonvested at beginning of period	303
Granted	443
Vested	(54)
Forfeited	(3)

Nonvested at end of period	689

The weighted average grant-date fair value of RSUs granted during the period was $17.95.

Performance Units

The following table summarizes PU activity for the three months ended April 1, 2007 (in thousands).

Shares
Nonvested at beginning of period	812
Granted (1)	235
Vested	(266)
Forfeited	(14)

Nonvested at end of period	767

(1)	For 2007, represents the estimated award based on the 2007 full year performance metric attainment.

The weighted average grant-date fair value of PUs granted during the period was $17.94.

The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, utilizing the guidance provided in SFAS 123(R) as well as Securities and Exchange Commission Staff Accounting Bulletin SAB 107 (SAB 107). The fair value estimate of each DSU, RSU and PU is equal to the closing market price on the date of grant.

	Three Months Ended
	April 1, 2007	April 2, 2006
Expected volatility	41.7%	53.2%
Dividend yield	—	—
Risk-free interest rate	4.8%	4.5%
Expected life, in years	5.0	3.9
Forfeiture rate	6.7%	5.6%

Expected volatility. The company utilizes an average of implied volatility and the most recent historical volatility commensurate with expected life. Effective for fiscal year 2007, the company modified its volatility assumption to include an implied volatility factor. The company determined during the annual review of its volatility assumption, that it would be appropriate to include implied volatility, as described in SAB 107. The change in assumption was immaterial to stock-based compensation expense during the first quarter of 2007.

Dividend yield. The company does not pay a dividend, therefore this input is not applicable.

Risk-free interest rate. The company estimated the risk-free interest rate based on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption.

Expected life. The company has evaluated expected life based on history and exercise patterns across its demographic population. The company believes that this historical data is the best estimate of the expected life of a new option, and that generally all groups of our employees exhibit similar exercise behavior. In the first quarter of 2007, the company performed an annual review of the expected life assumption and determined that an expected life of 5.0 is more indicative of actual exercise behavior than the previous 3.9 years. Accordingly, all grants for 2007 will be assigned an expected life of 5.0 years. The change in assumption was immaterial to stock-based compensation expense during the first quarter of 2007.

Forfeiture rate. The company has applied an annual forfeiture rate of 6.7%, 5.9%, 0.6% and 4.6% to all unvested options, RSUs, DSUs and PUs, respectively, as of April 1, 2007. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.

Note 11 – Derivatives

The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with SFAS 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the fair value of these hedges is recorded on the balance sheet.

Foreign Currency Derivatives. The company uses currency forward and combination option contracts to hedge a portion of its forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine Peso, Malaysian ringgit and Korean won. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement 133, did not have a material impact on earnings for the three months ended April 1, 2007. No cash flow hedges were derecognized or discontinued for the three months ended April 1, 2007 and April 2, 2006.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that the entire $0.1 million of net unrealized derivative gains included in OCI will be reclassified into earnings within the next twelve months.

Interest Rate Derivatives. The company’s variable-rate debt exposes the company to variability in interest payments due to changes in interest rates. The company uses a forward interest rate swap to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt.

Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and there was no ineffectiveness as of April 1, 2007.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. There is currently $0.5 million of unrealized losses included in OCI. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

Note 12 – Contingencies

Phosphorus Mold Compound Litigation and Claims. From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. The company has been named in lawsuits relating to these mold compound claims. In January 2005 the company was named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract, breach of warranty and fraud claims and seeks unspecified damages allegedly caused by the company’s products. The company believes it has strong defenses against Lucent’s claims and intends to vigorously defend the lawsuit. On January 5, 2007, White Rock Networks sued the company and two distributors, Arrow Electronics and All American Semiconductor, in the U.S. District Court for the Eastern District of Texas, for violations of the Texas Deceptive Trade Practices Act (DTPA) relating to the mold compound issue, claiming unspecified damages. The company has not yet been served in the case. The company believes it has strong defenses against White Rock Networks’ claims and intends to vigorously defend the lawsuit if it is served on the company.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. The company has resolved similar claims with several of its leading customers. The company has exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, the company recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and an additional $6.9 million in the fourth quarter of 2005. These estimates were based upon assessments of the potential liability using an analysis of the claims and historical experience. At April 1, 2007 and December 31, 2006, the reserve for estimated potential settlement losses was $4.1 million and $5.8 million, respectively. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur a liability in excess of the current reserve.

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

In the second phase of the trial, the Power Integrations patents will be presumed to be valid and the company will have the burden of proving, by clear and convincing evidence, that the patents are invalid. To the extent the company is unable to do this, Power Integrations will be entitled to a judgment and damages as further discussed below. Power Integrations may also seek an injunction to prevent the company from making, selling or offering to sell in the United States, or from importing into the United States, products that infringe patents that are found valid and enforceable. Power Integrations has announced its intention to seek such an injunction in such event. The second phase of the jury trial was previously scheduled to begin December 4, 2006, but it was canceled by order of the Delaware U.S. District Court. The court questioned whether the KSR v. Teleflex case, then pending before the U.S. Supreme Court, might impact the dispute between Fairchild and Power Integrations. The court found that the same issue of obviousness, a defense to the validity of the Power Integrations patents, “permeates the validity contentions in this case.” At issue in the KSR case was whether the defense of obviousness has been improperly restricted by lower court rulings. The U.S. Supreme court decided the KSR case on April 30, 2007. The second phase of the Power Integrations v. Fairchild Semiconductor jury trial on validity issues is now scheduled to begin on June 4, 2007.

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

In a separate action, the company filed a lawsuit on April 11, 2006, against Power Integrations in the United States District Court for the Eastern District of Texas. The lawsuit asserts that Power Integrations’ PWM products infringe U.S. Patent No. 5,264,719. This lawsuit has since been transferred to the United States District Court for the District of Delaware. Intersil Americas owns U.S. Patent

No. 5,264,719, for High Voltage Lateral Semiconductor Devices, and is a co-plaintiff with the company in the lawsuit. The company has held license rights under the patent since acquiring Intersil’s power discrete business in 2001, and the company more recently secured exclusive rights to assert the patent against Power Integrations. The company intends to take all possible steps to seek a court order to stop Power Integrations from making, using, selling, offering for sale or importing the infringing products into the U.S. and to obtain monetary damages for Power Integrations’ infringing activities.

During the first quarter of 2007, the company acquired a majority interest of System General Corporation, which is also involved in patent litigation with Power Integrations. System General is a Taipei-based designer and seller of analog semiconductor devices. As of the date of this filing the company owns approximately 95.6% of System General shares, and expects to acquire all remaining shares before the end of September 2007. System General is currently appealing the outcome of proceedings before the U.S. International Trade Commission (ITC) involving allegations of patent infringement, and is a defendant in a patent infringement lawsuit in the U.S. District Court for the Northern District of California. Both the ITC proceeding and the lawsuit were initiated by Power Integrations. As in all litigation, the results of these matters are difficult to predict and no assurance can be given as to the outcome of these proceedings. An adverse outcome in these matters could negatively impact the company’s financial results. The company has analyzed the potential for a loss from this litigation in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. Due to the company’s beliefs about its position in the case, and because the company is unable to reasonably estimate the amount of loss the company would incur if the company does not prevail, the company has not recorded a reserve for contingent loss. Should the company ultimately lose the lawsuit, such result could have an adverse impact on the company’s ability to sell products found to be infringing, either directly or indirectly in the U.S.

ZTE Corporation v. Fairchild Semiconductor Corporation. On December 30, 2004, the company’s wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by Zhongxing Telecom Ltd. (ZTE), a communications equipment manufacturer, in the Intermediate People’s Court of Shenzhen, Guangdong Province, People’s Republic of China. The complaint filed by ZTE alleges that certain of the company’s products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 Chinese yuan as damages. The company contested the lawsuit in a trial held on October 20, 2005. On December 29, 2006, the company was informed that the court had ruled in favor of ZTE and had ordered Fairchild to pay RMB 65,733,478 (equivalent to approximately $8.5 million U.S. dollars based on exchange rates at April 1, 2007) to ZTE. The company maintains that ZTE’s product liability claims are invalid and has appealed to the Higher People’s Court of Guangdong Province. The company is awaiting the outcome of a hearing on the appeal held on April 18, 2007. The lawsuit relates to alleged defects in products shipped in late 2002 and early 2003. The company did not sell the allegedly defective products to ZTE directly. Among other defenses, the company has argued that limitations on damages in the company’s contract with its distributor at the time of shipment should limit any damages recovery by ZTE. The company recorded a charge of approximately $8.2 million in the fourth quarter 2006 related to this legal proceeding.

From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on the company’s business, financial condition, results of operations or cash flows.

Note 13 – Acquisitions and Divestitures

On January 2, 2007, the company launched a tender offer in Taiwan to acquire 100% of the outstanding shares of Taipei-based System General. System General is a leading supplier of analog power management semiconductors for AC/DC offline power conversion in computers, LCD monitors, printers, chargers, and consumer products. At the closing of the tender offer on February 5, 2007, 65,459,517 shares of System General stock were acquired, representing 95.6% of System General’s outstanding shares. The total amount paid in cash for the company, net of cash acquired, was approximately $171.8 million. The company intends to acquire the remaining System General shares through a share swap and merger during the summer of 2007 provided that certain conditions are met, including obtaining required regulatory approvals.

The operating results of System General since February 5, 2007 have been included in the accompanying consolidated financial statements based on the 95.6% ownership interest of the fair value of System General. The remaining portion of the acquired net assets represents the minority interests’ ownership and is reflected on our balance sheet based on the historical carrying amounts of the acquired enterprise. In connection with the acquisition, the company recorded a charge of $3.7 million for in-process research and development. The company also acquired goodwill of approximately $115.8 million with the remainder of the purchase price in excess of the fair value of net tangible assets allocated to various other intangible assets. The purchase price allocation as of April 1, 2007 is based on the company’s estimate of the fair value of identifiable intangible and net tangible assets acquired. The final purchase price allocation will be completed upon completion of this analysis and the purchase of the remaining 4.4% outstanding shares of System General.

The acquisition is considered immaterial and, therefore, no proforma results of operations are presented.

Note 14 – Condensed Consolidating Financial Statements

The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under the company’s senior credit facility and Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of April 1, 2007 and December 31, 2006 and related condensed consolidating statements of operations for the three months ended April 1, 2007 and April 2, 2006 and condensed consolidating statements of cash flows for the three months ended April 1, 2007 and April 2, 2006.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	April 1, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$81.2	$—	$234.4	$—	$315.6
Short-term marketable securities	—	109.5	—	1.7	—	111.2
Accounts receivable, net	—	16.3	—	153.9	—	170.2
Inventories	—	44.6	0.5	196.3	—	241.4
Deferred income taxes, net	—	—	—	11.6	—	11.6
Other current assets	—	15.1	—	9.7	—	24.8

Total current assets	—	266.7	0.5	607.6	—	874.8

Property, plant and equipment, net	—	259.5	1.6	380.7	—	641.8
Deferred income taxes	—	3.9	—	2.1	—	6.0
Intangible assets, net	—	24.1	11.1	103.9	—	139.1
Goodwill	—	167.7	61.7	116.3	—	345.7
Long-term marketable securities	—	2.0	—	—	—	2.0
Investment in subsidiary	1,154.9	1,213.6	441.2	299.6	(3,109.3)	—
Other assets	—	16.2	1.9	17.2	—	35.3

Total assets	$1,154.9	$1,953.7	$518.0	$1,527.4	$(3,109.3)	$2,044.7

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.8	$—	$—	$—	$3.8
Accounts payable	—	32.6	0.6	75.0	—	108.2
Accrued expenses and other current liabilities	—	58.0	1.3	60.4	—	119.7

Total current liabilities	—	94.4	1.9	135.4	—	231.7

Long-term debt, less current portion	—	587.8	—	—	—	587.8
Net intercompany (receivable) payable	—	79.0	(237.3)	158.3	—	—
Deferred income taxes	—	27.0	—	8.0	—	35.0
Other liabilities	—	11.0	—	25.1	—	36.1
Minority interest	—	—	—	1.3	—	1.3

Total liabilities	—	799.2	(235.4)	328.1	—	891.9

Commitments and contingencies
Temporary equity—deferred stock units	2.7	—	—	—	—	2.7
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,336.5	—	—	—	—	1,336.5
Retained earnings (accumulated deficit)	(174.3)	1,154.9	753.4	1,201.0	(3,109.3)	(174.3)
Accumulated other comprehensive loss	—	(0.4)	—	(1.7)	—	(2.1)
Less treasury stock (at cost)	(11.2)	—	—	—	—	(11.2)

Total stockholders’ equity	1,152.2	1,154.5	753.4	1,199.3	(3,109.3)	1,150.1

Total liabilities, temporary equity and stockholders’ equity	$1,154.9	$1,953.7	$518.0	$1,527.4	$(3,109.3)	$2,044.7

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended April 1, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$131.3	$0.4	$741.5	$(470.6)	$402.6
Cost of sales	—	116.8	1.4	643.5	(470.6)	291.1

Gross profit (loss)	—	14.5	(1.0)	98.0	—	111.5

Operating expenses:
Research and development	—	14.9	3.3	8.7	—	26.9
Selling, general and administrative	—	35.2	1.4	20.6	—	57.2
Amortization of acquisition-related intangibles	—	1.4	0.5	4.9	—	6.8
Restructuring and impairments	—	0.6	—	—	—	0.6
Purchased in-process research & development	—	—	—	3.7	—	3.7

Total operating expenses	—	52.1	5.2	37.9	—	95.2

Operating income (loss)	—	(37.6)	(6.2)	60.1	—	16.3

Other (income) expense, net	—	6.9	—	(2.2)	—	4.7
Equity in subsidiary (income) loss	(6.3)	(53.2)	3.7	—	55.8	—

Income (loss) before income taxes	6.3	8.7	(9.9)	62.3	(55.8)	11.6

Provision for income taxes	—	2.4	—	2.9	—	5.3

Net income (loss)	$6.3	$6.3	$(9.9)	$59.4	$(55.8)	$6.3

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended April 1, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(58.8)	$—	$82.8	$24.0

Investing activities:
Purchase of marketable securities	—	(75.4)	—	(3.7)	(79.1)
Sale of marketable securities	—	25.0	—	3.2	28.2
Maturity of marketable securities	—	0.1	—	—	0.1
Capital expenditures	—	(6.4)	—	(10.3)	(16.7)
Purchase of molds and tooling	—	—	—	(0.5)	(0.5)
Acquisitions and divestitures, net of cash	—	(171.8)	—	—	(171.8)
Investment (in) from affiliate	(7.1)	7.1	—	—	—

Cash used in investing activities	(7.1)	(221.4)	—	(11.3)	(239.8)

Financing activities:
Repayment of long-term debt	—	(0.9)	—	—	(0.9)
Proceeds from issuance of common stock and from exercise of stock options, net	13.6	—	—	—	13.6
Purchase of treasury stock	(6.5)	—	—	—	(6.5)

Cash provided by (used in) financing activities	7.1	(0.9)	—	—	6.2

Net change in cash and cash equivalents	—	(281.1)	—	71.5	(209.6)
Cash and cash equivalents at beginning of period	—	362.3	—	162.9	525.2

Cash and cash equivalents at end of period	$—	$81.2	$—	$234.4	$315.6

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$0.1	$—	$6.5	$6.6

Interest	$—	$6.8	$—	$—	$6.8

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$362.3	$—	$162.9	$—	$525.2
Short-term marketable securities	—	59.1	—	—	—	59.1
Accounts receivable, net	—	18.3	(0.1)	145.1	—	163.3
Inventories	—	43.7	0.5	194.7	—	238.9
Deferred income taxes, net	—	—	—	11.5	—	11.5
Other current assets	—	18.1	—	12.4	—	30.5

Total current assets	—	501.5	0.4	526.6	—	1,028.5

Property, plant and equipment, net	—	264.4	1.6	380.4	—	646.4
Deferred income taxes	—	—	—	0.9	—	0.9
Intangible assets, net	—	25.6	11.7	66.3	—	103.6
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	2.1	—	—	—	2.1
Investment in subsidiary	1,133.4	985.3	250.2	259.6	(2,628.5)	—
Other assets	—	14.8	2.0	17.4	—	$34.2

Total assets	$1,133.4	$1,961.4	$327.7	$1,251.6	$(2,628.5)	$2,045.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2.8	$—	$—	$—	$2.8
Accounts payable	—	25.1	0.6	64.5	—	90.2
Accrued expenses and other current liabilities	—	95.8	4.2	69.5	—	169.5

Total current liabilities	—	123.7	4.8	134.0	—	262.5

Long-term debt, less current portion	—	589.7	—	—	—	589.7
Net intercompany (receivable) payable	—	88.1	(245.8)	157.7	—	—
Deferred income taxes	—	26.1	—	8.9	—	35.0
Other liabilities	—	0.5	—	23.5	—	24.0

Total liabilities	—	828.1	(241.0)	324.1	—	911.2

Commitments and contingencies
Temporary equity—deferred stock units	2.2	—	—	—	—	2.2
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,319.1	—	—	—	—	1,319.1
Retained earnings (accumulated deficit)	(182.5)	1,133.4	568.7	926.4	(2,628.5)	(182.5)
Accumulated other comprehensive income (loss)	—	(0.1)	—	1.1	—	1.0
Less treasury stock (at cost)	(6.6)	—	—	—	—	(6.6)

Total stockholders’ equity	1,131.2	1,133.3	568.7	927.5	(2,628.5)	1,132.2

Total liabilities, temporary equity and stockholders’ equity	$1,133.4	$1,961.4	$327.7	$1,251.6	$(2,628.5)	$2,045.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended April 2, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$377.1	$1.0	$500.0	$(468.6)	$409.5
Cost of sales	—	337.4	0.8	417.4	(468.6)	287.0

Gross profit	—	39.7	0.2	82.6	—	122.5

Operating expenses:
Research and development	—	15.4	3.6	7.2	—	26.2
Selling, general and administrative	—	39.2	1.8	19.0	—	60.0
Amortization of acquisition-related intangibles	—	1.3	0.6	4.0	—	5.9
Gain on sale of product line, net	—	—	(3.0)	(0.2)	—	(3.2)

Total operating expenses	—	55.9	3.0	30.0	—	88.9

Operating income (loss)	—	(16.2)	(2.8)	52.6	—	33.6

Other (income) expense, net	—	7.8	—	(1.9)	—	5.9
Equity in subsidiary income	(26.6)	(46.2)	(3.4)	—	76.2	—

Income before income taxes	26.6	22.2	0.6	54.5	(76.2)	27.7

Provision (benefit) for income taxes	—	(4.4)	—	5.5	—	1.1

Net income	$26.6	$26.6	$0.6	$49.0	$(76.2)	$26.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended April 2, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(31.6)	$—	$34.6	$3.0

Investing activities:
Purchase of marketable securities	—	(61.9)	—	—	(61.9)
Sale of marketable securities	—	67.8	—	—	67.8
Maturity of marketable securities	—	9.1	—	—	9.1
Capital expenditures	—	(7.5)	—	(15.5)	(23.0)
Purchase of molds and tooling	—	—	—	(0.5)	(0.5)
Net proceeds from sale of product line	—	6.6	—	—	6.6
Investment (in) from affiliate	(6.0)	6.0	—	—	—

Cash provided by (used in) investing activities	(6.0)	20.1	—	(16.0)	(1.9)

Financing activities:
Repayment of long-term debt	—	(2.2)	—	—	(2.2)
Proceeds from issuance of common stock and from exercise of stock options, net	8.0	—	—	—	8.0
Purchase of treasury stock	(2.0)	—	—	—	(2.0)

Cash provided by (used in) financing activities	6.0	(2.2)	—	—	3.8

Net change in cash and cash equivalents	—	(13.7)	—	18.6	4.9
Cash and cash equivalents at beginning of period	—	180.9	—	149.8	330.7

Cash and cash equivalents at end of period	$—	$167.2	$—	$168.4	$335.6

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$12.3	$—	$2.9	$15.2

Interest	$—	$13.4	$—	$—	$13.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

Overview

Our primary business goal for 2007 is to focus on new product development. The development of new products will increase our mix of more proprietary, higher margin products as we continue to discontinue outdated, lower margin products. We anticipate annual capital expenditures to be at the high end of our stated range of 6-8% of sales as we focus on opportunities to increase capacity at our factories. When opportunity for rapid payback exists, we may exceed the high end of this range. Lastly, we continue to tightly control our production output to match end market demand through tight control of our inventory. This includes keeping our distribution inventory on hand at 11 weeks, plus or minus a week and managing to the higher end of our target range during a down cycle and the lower end of the target range during an up cycle. At the end of the first quarter and end of 2006, distribution inventory on hand was at slightly less than 12 weeks. We also continue to manage our internal inventories, with a target range of 10 weeks of internal inventory, plus or minus a week. Our internal inventory was within the target range at just under 11 weeks at the end of the first quarter of 2007.

The Analog Products Group strategy is to develop leading edge products that provide performance and cost advantages to our customers. As part of this strategy, we have accelerated investments in research and development for continued development of advanced process and package technology. We provide differentiated products with clear performance advantages by working closely with our customers to understand their system needs and delivering products on time with stable lead times. We believe our R&D investments in Analog Products will generate sales growth opportunities in the future. In addition, during the first quarter of 2007, we acquired 95.6% of the controlling interest of System General. We believe the integration of System General will contribute to sales and gross margins increases across our entire power conversion business.

The Functional Power Group continues to develop leading edge MOFSET silicon technology, state of the art packaging technologies and integrated custom power system solutions. By integrating our technology, expertise and packaging technologies into a complete solution for our customers, we expect to steadily improve gross margins and at the same time, the value proposition to our customers. In our Low Voltage product line, we are able to deliver exceptional product performance by optimizing silicon processes to satisfy specific application requirements for our customers. This typically enables us to deliver solutions with greater energy efficiency and smaller form factors than is commonly available. Our High Voltage solutions are designed to provide improved energy efficiency in consumer, industrial, and automotive applications. We produce a wide range of Smart Power Modules that enable the transition from single speed AC motors to variable speed AC and DC motors which are as much as 60% more energy efficient. We believe the growing focus on energy efficiency around the world will continue to drive strong growth in this product line.

The Standard Products Group continues to follow our “asset-light” investment strategy for many of our standard products, which typically have lower gross margins and lower or negative long-term sales growth potential. Through this strategy we are gradually transferring the manufacturing for these mature products to third-party subcontractors, where appropriate, thereby allowing our own manufacturing facilities to focus on building higher growth, higher margin and more proprietary products. This business also improves return on invested capital by minimizing the operating expenses required to support the business. We believe that by following this long term “asset-light” approach for mature products, we will improve our return on invested capital and lessen our exposure to falling prices on commodity products during industry downturns.

The first quarter of 2007 consists of 13 weeks compared to 14 weeks for the first quarter of 2006.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended
	April 1, 2007		April 2, 2006
	(Dollars in millions)
Total revenues	$402.6	100.0%	$409.5	100.0%
Gross profit	111.5	27.7%	122.5	29.9%

Operating expenses:
Research and development	26.9	6.7%	26.2	6.4%
Selling, general and administrative	57.2	14.2%	60.0	14.7%
Amortization of acquisition-related intangibles	6.8	1.7%	5.9	1.4%
Restructuring and impairments	0.6	0.1%	—	0.0%
Gain on sale of product line, net	—	0.0%	(3.2)	-0.8%
Purchased in-process research and development	3.7	0.9%	—	0.0%

Total operating expenses	95.2	23.6%	88.9	21.7%

Operating income	16.3	4.0%	33.6	8.2%

Other expense, net	4.7	1.2%	5.9	1.4%

Income before income taxes	11.6	2.9%	27.7	6.8%

Provision for income taxes	5.3	1.3%	1.1	0.3%

Net income	$6.3	1.6%	$26.6	6.5%

Total Revenues. Total revenues for the first three months of 2007 decreased $6.9 million, or 2%, as compared to the same period in 2006. The first quarter of 2007 includes $5.1 million of revenue from our acquisition of System General (see Item 1, Note 13 for additional information). In addition, our results for the first quarter of 2007 consist of 13 weeks as compared to 14 weeks in the same period in 2006. Revenues in the first quarter of 2007 were negatively impacted by reduced demand from both distributors and OEM customers as they rebalanced their inventory levels.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore and excludes Korea) for the three months ended April 1, 2007.

	Three Months Ended
	April 1, 2007	April 2, 2006
United States	9%	10%
Other Americas	3	3
Europe	14	12
China	27	24
Taiwan	20	21
Korea	13	15
Other Asia/Pacific	14	15

Total	100%	100%

Gross Profit. The decrease in gross profit for the first quarter of 2007, as compared to 2006, was primarily due to decreases in factory utilization as we tightly controlled our production output to match a slower than first quarter 2006 end market demand. The gross profit decline was partially offset by reduced variable compensation accruals of approximately $4.0 million. Included in gross profit in the first quarter of 2007 is a purchase accounting charge of $2.1 million related to the incremental expense for the recognition of the step-up of inventory to fair value at the acquisition date (see Item 1, Note 13 for additional information).

Operating Expenses. Research and development (R&D) expenses were roughly flat as a percentage of sales for the first quarter of 2007, as compared to 2006. Increases in R&D spending, which is in alignment with our strategic decision to increase new product development in 2007, was offset by a decrease in variable compensation accruals of approximately $2.0 million. Selling, general and administrative (SG&A) expenses were also roughly flat as a percentage of sales for the first quarter of 2007, as compared to 2006, primarily as a result of tighter spending controls and decreased variable compensation accruals of approximately $2.8 million.

The increase in amortization of acquisition-related intangibles was due to a partial quarter of expense related to intangible assets acquired from System General in the first quarter of 2007 (see Item 1, Note 6 and Note 13 for additional information). We expect the full quarter impact on amortization expense from the System General acquisition to be approximately $1.4 million in future quarters.

Gain on sale of product line, net. In 2006, we announced the sale of the light-emitting diode (LED) lamps and displays product line to Everlight International Corporation, a U.S. subsidiary of Everlight Electronics Company Ltd., of Taiwan, as the LED lamps and displays product line did not fit our strategic direction. As a result of the sale, we recorded a net gain of $3.2 million in the first quarter of 2006.

Restructuring and Impairments. In order to better align our cost structure with our revenues, we continually consider the rationalization of both our manufacturing operations and our workforce levels. In the first quarter of 2007, we recorded restructuring charges of $0.6 million related to our 2006 Infrastructure Realignment Program.

There were no restructuring and impairment charges recorded during the first quarter of 2006.

The 2006 Infrastructure Realignment Program is expected to be substantially complete by the second quarter of 2007 and impacts approximately 33 non-manufacturing personnel. We anticipate annual cost savings associated with the employee separation of approximately $3.4 million beginning in the third quarter of 2007. In addition, we expect annualized cost savings of $0.3 million associated with depreciation savings related to the asset impairment charge.

Purchased In-Process Research and Development (IPR&D). In the first quarter of 2007, we recorded $3.7 million of IPR&D as a result of the acquisition of System General (see Item 1, Note 13 for additional information).

Other Expense, net.

The following table presents a summary of Other expense, net for the three months ended April 1, 2007 and April 2, 2006.

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In millions)
Interest expense	$9.7	$11.3
Interest income	(5.1)	(5.4)
Other expense, net	0.1	—

Other expense, net	$4.7	$5.9

Interest expense. Interest expense in the first quarter of 2007 decreased $1.6 million as compared to 2006, due to the refinancing of our variable rate term loan in the second quarter of 2006 and lower term loan balances. In addition, there was an extra week of interest expense in the first quarter of 2006.

Interest income. Interest income in the first quarter of 2007 decreased $0.3 million as compared to 2006 due to a lower level of invested cash balances, despite improved rates of return earned on cash and short-term marketable securities. In addition, there was an extra week of interest income in the first quarter of 2006.

Income Taxes. The effective tax rate for the first quarter of 2007 was 45.7%, compared to 3.8% for the first quarter of 2006. The effective tax rate for 2007 includes an underlying effective tax rate of 25.3%. Impacting this underlying effective tax rate are discrete tax benefits associated with future foreign tax rate increases impacting current deferred tax assets and benefits as a result of our recent System General acquisition, offset by tax expense as a result of increasing estimates on finalization of tax filings and audit outcomes, foreign tax rate increases that were effective at the beginning of 2007 and certain deferred tax liabilities that were not in the first quarter of 2006. The effective tax rate for 2006 includes an underlying effective tax rate of 16.6% coupled with discrete tax benefits as a result of finalization of certain tax filings and audit outcomes.

Changes in the location of taxable income and losses could result in significant changes in the underlying effective tax rate.

In the future, we plan to repatriate certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore. The repatriation will not result in additional U.S. taxes. Deferred taxes are not provided for the remaining undistributed earnings of our foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. in accordance with APB Opinion 23, Accounting of Income Taxes – Special Areas. As a result of the acquisition of System General, we are evaluating our current repatriation approach. System General maintains operations in Taiwan, and local laws incent companies to declare and distribute annual dividends. We are analyzing these rules and the potential financial impact if future earnings were paid as dividends.

Reportable Segments.

Beginning in the first quarter of 2007, we transferred responsibility for our bipolar transistors product line from the Functional Power Group (FPG) to the Standard Products Group (SPG). Management believes that the opportunities and challenges facing this business are better suited to the management focus and capabilities of the SPG management team. The financial performance of FPG and SPG has been restated in 2006 to reflect this change.

The following table presents comparative disclosures of revenue and gross profit of our reportable segments.

	Three Months Ended
	April 1, 2007				April 2, 2006
	Revenue	% of total	Gross Profit %	Operating Income (loss)	Revenue	% of total	Gross Profit %	Operating Income (loss)
	(Dollars in millions)
Functional Power	$227.0	56.4%	31.6%	$29.8	$222.8	54.4%	31.2%	$27.7
Analog Products	79.9	19.8%	28.3%	(13.3)	81.7	20.0%	40.1%	3.2
Standard Products	95.7	23.8%	19.7%	6.5	105.0	25.6%	19.8%	4.8
Other (1)	—	0.0%	0.0%	(6.7)	—	0.0%	0.0%	(2.1)

Total	$402.6	100.0%	27.7%	$16.3	$409.5	100.0%	29.9%	$33.6

(1)	The three months ended April 1, 2007 includes $6.1 million of stock-based compensation expense and $0.6 million of restructuring and impairments expense. The three months ended April 2, 2006 includes $5.3 million of stock-based compensation expense and a net gain of $3.2 million on the sale of a product line.

Functional Power. Functional Power revenues increased approximately 2% in the first three months of 2007, compared to the same period in 2006. Our results for the first quarter of 2007 include 13 weeks compared to 14 weeks in the first quarter of 2006. In the first quarter of 2007, increases in average selling prices due to product mix and price related improvements contributed approximately 5% to the revenue increase, offset by decreases in unit volumes of approximately 3%. Revenue increases were primarily driven by strong market demand in our high voltage and auto business, partially offset by a decrease in low voltage due to pricing pressure. Gross profits increased due to improved product mix and pricing offset somewhat by lower factory utilization.

Functional Power had operating income of $29.8 million in the first quarter of 2007, compared to $27.7 million for the comparable period in 2006. The increase in operating income was due to higher gross profits and lower SG&A expenses, slightly offset by higher R&D expenses. R&D expenses increased due to new product development, which was slightly offset by lower variable compensation accruals of approximately $0.7 million. SG&A expenses decreased mainly due to lower variable compensation accruals of approximately $1.3 million.

Analog Products. Analog Products revenues decreased approximately 2% in the first three months of 2007, as compared to the same period in 2006. Included in revenue in the first quarter of 2007 is $5.1 million of revenue from our acquisition of System General (see Item 1, Note 13 for additional information). Our results for the first quarter of 2007 include 13 weeks compared to 14 weeks in the first quarter of 2006. In the first quarter of 2007, excluding System General, decreases in unit volumes contributed approximately 9% to the revenue decline, offset by product mix and price related increases in average selling prices of 7%. Revenue declines were also due to lower orders from a major customer and efforts to reduce inventories at our distributors. Gross profit decreased due to lower unit volumes and lower production. Included in gross profit in the first quarter of 2007, is $2.3 million of gross profit from System General offset by a purchase accounting charge of $2.1 million for the incremental expense related to the recognition of the step-up of inventory to fair value at the acquisition date.

Analog Products had operating loss of $13.3 million in the first quarter of 2007, compared to operating income of $3.2 million for the comparable period in 2006. The change in operating loss was due to lower gross profit and higher R&D and SG&A expenses. R&D and SG&A expenses increased primarily due to the acquisition of System General, which was slightly offset by lower variable compensation accruals of approximately $1.2 million and $0.9 million, respectively. Acquisition amortization increased due to the System General acquisition in the first quarter of 2007 (see Item 1, Note 6 and Note 13 for additional information).

Standard Products. Standard Products revenues decreased approximately 9% in the first quarter of 2007, as compared to the same period in 2006. Our results for the first quarter of 2007 include 13 weeks compared to 14 weeks in the first quarter of 2006. In the first quarter of 2007, decreases in unit volumes contributed approximately 12% to the revenue decline, offset by product mix and price related increases in average selling prices of 3%. The decrease in unit volumes was driven by weaker demand in the PC market. Generally, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as we expect to experience faster growth in our Analog Products and Functional Power segments. While we anticipate revenues will continue to decline as a percentage of our total revenues, our strategy is to manage Standard Products more selectively, while maintaining or increasing our margins in this business. Gross profit decreased due to weaker demand, lower unit volumes and lower factory utilization.

Standard Products had operating income of $6.5 million in the first quarter of 2007, compared to $4.8 million for the comparable period in 2006. The increase in operating income was primarily due to lower R&D and SG&A spending. R&D expenses decreased due to lower variable compensation accruals of approximately $0.1 million and the consolidation of some product engineering activities. SG&A expenses decreased mainly due to spending controls and lower variable compensation accruals of approximately $0.7 million.

Liquidity and Capital Resources

We have a borrowing capacity of $100.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At April 1, 2007, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $79.4 million available under this senior credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $14.3 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.

Our senior credit facility, which includes the $375.0 million term loan and the $100.0 million revolving line of credit, the indenture governing our 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At April 1, 2007, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures over the next twelve months. We had capital expenditures of $16.7 million in the first three months of 2007.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions. We funded our acquisition of System General with cash (see Item 1, Note 13 for additional information).

While not deemed material, we have noted in Item 1, Note 9 that as of April 1, 2007, we had $11.3 million of unrecognized tax benefits, compared to approximately $8.5 million at December 31, 2006. As of April 1, 2007, $0.8 million of the unrecognized tax benefit is classified as a current liability and is expected to be settled within the next year. The timing of the expected cash outflow relating to the remaining balance is not reliably determinable at this time.

As of April 1, 2007, our cash, cash equivalents and short-term and long-term marketable securities were $428.8 million, a decrease of $157.6 million from December 31, 2006.

During the first three months of 2007, our cash provided by operating activities was $24.0 million compared to $3.0 million in the comparable period of 2006. The following table presents a summary of net cash provided by operating activities during the first quarter of 2007 and 2006, respectively.

	Three Months Ended
	April 1, 2007	April 2, 2006
	(In millions)
Net income	$6.3	$26.6
Depreciation and amortization	32.0	28.3
Non-cash stock-based compensation	6.1	5.3
Deferred income taxes, net	(4.4)	0.8
Purchased in-process research & development	3.7	—
Other, net	0.4	(2.1)
Change in other working capital accounts	(20.1)	(55.9)

Cash provided by operating activities	$24.0	$3.0

The increase in cash provided by operating activities was driven by a reduction in our accounts receivable and inventory balances in the first quarter of 2007, as compared to the same period in 2006, which was offset by increased payments in 2007 on our variable compensation accruals and reduced net income.

Cash used in investing activities during the first three months of 2007 totaled $239.8 million compared to $1.9 million for the comparable period of 2006. The increase in the use of cash is primarily the result of the net cash payment of $171.8 million for the acquisition of System General. Our capital expenditures as a percent of sales during the first three months of 2007 was 4% compared to 6% in the comparable period in 2006.

Cash provided by financing activities totaled $6.2 million in the first three months of 2007 as compared to $3.8 million in the comparable period of 2006. The increase was primarily due to proceeds received from the purchase of stock by three executives of a subsidiary and their designees, offset slightly by an increase in cash paid for the purchase of treasury stock.

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

Policy on Business Outlook Disclosure and Quiet Periods

It is our current policy to update our business outlook at least twice each quarter. The first update is near the beginning of each quarter, within the press release that announces the previous quarter’s results. The second update is within a press release issued approximately two months into each quarter. The business outlook below is consistent with the business outlook included in our April 19, 2007 press release announcing first quarter results. On June 6, 2007, we intend to publish a mid-quarter press release to update our business outlook. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the business outlook is not updated to reflect management’s current expectations. The quiet period for the second quarter of 2007 will be from June 16, 2007 until July 19, 2007 when we plan to release our second quarter results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations for the quarter in question.

Outlook

We expect our second quarter revenues to increase 1% – 4% and gross margins to be approximately flat compared to the first quarter of 2007. At the start of the second quarter, we had about 90% of our sales guidance booked and scheduled to ship. We expect our R&D and SG&A spending to be approximately $91.0 – $93.0 million and for net interest and other expenses to be approximately $5.0 – $5.5 million for the second quarter. The outlook provided includes the expected results of System General.

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of the fiscal year that begins after November 15, 2007. We have yet to determine the impact, if any, of SFAS 159 on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International’s annual report on Form 10-K for the year ended December 31, 2006 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 52 of the Form 10-K. There were no material changes in the information we provided in our Form 10-K during the period covered by this Quarterly Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of April 1, 2007, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first three months of 2007 that have materially affected, or are reasonably likely to materially affect, our own internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Phosphorus Mold Compound Litigation and Claims. From time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. In January 2005 we were named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract, breach of warranty and fraud claims and seeks unspecified damages allegedly caused by our products. We believe we have strong defenses against Lucent’s claims and intend to vigorously defend the lawsuit. On January 5, 2007, White Rock Networks sued us and two distributors, Arrow Electronics and All American Semiconductor, in the U.S. District Court for the Eastern District of Texas, for violations of the Texas Deceptive Trade Practices Act (DTPA) relating to the mold compound issue, claiming unspecified damages. We have not yet been served in the case. We believe we have strong defenses against White Rock Networks’ claims and intend to vigorously defend the lawsuit if it is served on us.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and $6.9 million in the fourth quarter of 2005. These estimates were based upon current assessments of the potential liability using an analysis of the claims and our historical experience in defending and/or resolving these claims. At April 1, 2007 and December 31, 2006, the reserve for estimated potential settlement losses was $4.1 million and $5.8 million, respectively. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

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

In the second phase of the trial, the Power Integrations patents will be presumed to be valid and we will have the burden of proving, by clear and convincing evidence, that the patents are invalid. To the extent we are unable to do this, Power Integrations will be entitled to a judgment and damages as further discussed below. Power Integrations may also seek an injunction to prevent us from making, selling or offering to sell in the United States, or from importing into the United States, products that infringe patents that are found valid and enforceable. Power Integrations has announced its intention to seek such an injunction in such event. The second phase of the jury trial was previously scheduled to begin December 4, 2006, but it was canceled by order of the Delaware U.S. District Court. The court questioned whether the KSR v. Teleflex case, then pending before the U.S. Supreme Court, might impact the dispute between Fairchild and Power Integrations. The court found that the same issue of obviousness, a defense to the validity of the Power Integrations patents, “permeates the validity contentions in this case.” At issue in the KSR case was whether the defense of obviousness has been improperly restricted by lower court rulings. The U.S. Supreme Court decided the KSR case on April 30, 2007. The second phase of the Power Integrations v. Fairchild Semiconductor jury trial on validity issues is now scheduled to begin on June 4, 2007.

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

In a separate action, we filed a lawsuit on April 11, 2006, against Power Integrations in the United States District Court for the Eastern District of Texas. The lawsuit asserts that Power Integrations’ PWM products infringe U.S. Patent No. 5,264,719. This lawsuit has since been transferred to the United States District Court for the District of Delaware. Intersil Americas owns U.S. Patent No. 5,264,719, for High Voltage Lateral Semiconductor Devices, and is a co-plaintiff with us in the lawsuit. We have held license rights under the patent since acquiring Intersil’s power discrete business in 2001, and we more recently secured exclusive rights to assert the patent against Power Integrations. We intend to take all possible steps to seek a court order to stop Power Integrations from making, using, selling, offering for sale or importing the infringing products into the U.S. and to obtain monetary damages for Power Integrations’ infringing activities.

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

ZTE Corporation v. Fairchild Semiconductor Corporation. On December 30, 2004, our wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by Zhongxing Telecom Ltd. (ZTE), a communications equipment manufacturer, in the Intermediate People’s Court of Shenzhen, Guangdong Province, People’s Republic of China. The complaint filed by ZTE alleges that certain of our products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 Chinese yuan as damages. We contested the lawsuit in a trial held on October 20, 2005. On December 29, 2006, we were informed that the court had ruled in favor of ZTE and had ordered Fairchild to pay RMB 65,733,478 (equivalent to approximately $8.5 million U.S. dollars based on exchange rates at April 1, 2007) to ZTE. We maintain that ZTE’s product liability claims are invalid and have appealed to the Higher People’s Court of Guangdong Province. The lawsuit relates to alleged defects in products shipped in late 2002 and early 2003. We did not sell the allegedly defective products to ZTE directly. Among other defenses, we have argued that limitations on damages in our contract with our distributor at the time of shipment should limit any damages recovery by ZTE. We recorded a charge of approximately $8.2 million in the fourth quarter 2006 related to this legal proceeding.

From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and financial condition.

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

The semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. In the past, we and the rest of the semiconductor industry have experienced backlog cancellations and reduced demand for our products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. For example, in 2002, we sold approximately 7% more units than in 2001, yet our revenues were essentially unchanged. And, in 2003 we sold approximately the same number of units as in 2002, while at the same time experiencing revenue declines due to price decreases. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products, and our efforts to reduce excess inventories that may have built up as a result of any of these factors. The markets for our products depend on continued demand for consumer electronics such as personal computers, cellular telephones, and digital cameras, and automotive, household and industrial goods. These end user markets may experience changes in demand that could adversely affect our prospects.

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

Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of intellectual property infringement and litigation regarding patent and other intellectual property rights. From time to time, we may be notified of claims (often implicit in offers to sell us a license to another company’s patents) that we may be infringing patents issued to other companies, and we may subsequently engage in license negotiations regarding these claims. Such claims relate both to products and manufacturing processes. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been and are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. For example, since October 2004, we have been in litigation with Power Integrations, Inc. See Item 1, Legal Proceedings. Our involvement in this lawsuit and future intellectual property litigation, or the costs of avoiding or settling litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged products or technologies and diverting the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. We may decide to settle patent infringement claims or litigation by purchasing license rights from the claimant, even if we believe we are not infringing, in order to reduce the expense of continuing the dispute or because we are not sufficiently confident that we would eventually prevail. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

We have made twelve acquisitions of various sizes since we became an independent company in 1997, and we plan to pursue additional acquisitions of related businesses. We are also in the process of acquiring Taipei-based System General Corporation, a leading supplier of analog power management semiconductors for AC/DC offline power conversion in computers, LCD monitors, printers, chargers, and consumer products. The transaction is structured as a tender offer by one of our subsidiaries for all outstanding shares of System General followed by a share swap and merger. We launched the tender offer on January 2, 2007, in Taiwan and the tender offer period closed on January 31, 2007 with 95.6% of the shares tendered. We expect to complete the acquisition in the third quarter of 2007. The costs of acquiring and integrating related businesses, or our failure to integrate them successfully into our existing businesses, could result in our company incurring unanticipated expenses and losses. In addition, we may not be able to identify or finance additional acquisitions or realize any anticipated benefits from acquisitions we do complete.

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

Our manufacturing efficiency is an important factor in our profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. In 2003, we began initial production at a new assembly and test facility in Suzhou, China. We are transferring some production from subcontractors to this facility. Delays or technical problems in completing these transfers could lead to order cancellations and lost revenue. In addition, we are currently engaged in an effort to expand capacity at some of our manufacturing facilities. As is common in the semiconductor industry, we have from time to time experienced difficulty in beginning production at new facilities or in completing transitions to new manufacturing processes at existing facilities. As a consequence, we have suffered delays in product deliveries or reduced yields.

We may experience delays or problems in bringing our factory in Suzhou, China or other new manufacturing capacity to full production. Such delays, as well as possible problems in achieving acceptable yields, or product delivery delays relating to existing or planned new capacity could result from, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

Approximately two-thirds of our sales are made to distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.

Distributors accounted for 66% of our net sales for the quarter ended April 1, 2007. Our top five distributors worldwide accounted for 21% of our net sales for the quarter ended April 1, 2007. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

The calculation of stock-based compensation expense under SFAS 123(R) requires us to use valuation methodologies and a number of estimates, assumptions and conclusions regarding matters such as the expected volatility of our share price, the expected life of our options, the expected dividend rate with respect to our common stock, expected forfeitures and the exercise behavior of our employees. See Item 1, Note 10 of this report for further information. There are no means, under applicable accounting principles, to compare and adjust this expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of stock-based awards. Certain factors may arise over time that lead us to change our estimates and assumptions with respect to future stock-based compensation, resulting in variability in our stock-based compensation expense over time. Changes in forecasted stock-based compensation expense could impact our gross margin percentage, research and development expenses, marketing, general and administrative expenses and our tax rate.

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

For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. In January 2005, we were named as a defendant in a lawsuit filed by Lucent Technologies Inc. in the Superior Court of New Jersey. The Lucent lawsuit alleges breach of contract and breach of warranty claims and seeks unspecified damages allegedly caused by our products. Lucent amended the lawsuit in the second quarter of 2006 to include a fraud claim against us. We believe we have strong defenses against Lucent’s claims and intend to vigorously defend the lawsuit. On January 5, 2007, White Rock Networks sued us and two distributors, Arrow Electronics and All American Semiconductor, in the U.S. District Court for the Eastern District of Texas, for violations of the Texas Deceptive Trade Practices Act (DTPA) relating to the mold compound issue, claiming unspecified damages. We have not yet been served in the case. We believe we have strong defenses against White Rock Networks’ claims and intend to vigorously defend the lawsuit if it is served on us.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004 and $6.9 million the fourth quarter of 2005. These estimates were based upon assessments of the potential liability using an analysis of the claims and historical experience. At April 1, 2007 and December 31, 2006, the reserve for estimated potential settlement losses was $4.1 million and $5.8 million, respectively. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 74% of our revenues in the first quarter of 2007 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 13% of our revenue for the quarter ended April 1, 2007.

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

The transaction structure we used for the acquisition of the power device business is based on assumptions about the various tax laws, including income and withholding tax, and other relevant laws of foreign jurisdictions. In addition, our Korean subsidiary was granted a ten-year tax holiday under Korean law in 1999. The first seven years are tax-free, followed by three years of income taxes at 50% of the statutory rate. In 2000, the tax holiday was extended such that the exemption amounts were increased to 78% in the eighth year and a 28% exemption was added to the eleventh year. Our Chinese subsidiary, Fairchild Semiconductor (Suzhou), Co. Ltd, as one of the incentives for locating in the Suzhou Industrial Park, was granted by the Chinese government a 10 year preferential income tax holiday. On March 16, 2007, the Chinese government passed the unified enterprise income tax law with the intention to unify the taxing structure amongst both foreign invested enterprises as well as domestic enterprises. The new legislation, which becomes effective January 1, 2008, will be closely reviewed to determine the extent of the impact for 2008 and future years. If our assumptions about tax and other relevant laws are incorrect, or if foreign taxing jurisdictions were to change or modify the relevant laws, or if our Korean subsidiary were to lose its tax holiday, we could suffer adverse tax and other financial consequences or lose the benefits anticipated from the transaction structure we used to acquire that business.

We have significantly expanded our manufacturing operations in China and, as a result, will be increasingly subject to risks inherent in doing business in China, which may adversely affect our financial performance.

In 2003, we began construction of a new assembly and test facility in Suzhou, China. The factory began production in July 2003 and is steadily increasing its output. Although we expect a significant portion of our production from this facility will be exported out of China, especially initially, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. Our ability to operate in China may be adversely affected by changes in that country’s laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of

China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

We are a leveraged company with a ratio of debt to equity at April 1, 2007 of approximately 0.5 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At April 1, 2007, we had total debt of $591.6 million and the ratio of this debt to equity was approximately 0.5 to 1. On June 22, 2006 we reduced the outstanding balance on the term loan by $50 million to $394 million. On June 26, 2006 we refinanced the existing senior credit facility consisting of a term loan of $375 million, replacing the previous $450 million term loan and replacing the previous $180 million revolving line of credit with a $100 million revolving line of credit, of which $79.4 million remained undrawn as of April 1, 2007, adjusted for outstanding letters of credit. In addition, there is a $200 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have important consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, from June 2006, permits borrowings of up to $100 million in revolving loans under the line of credit and up to $200 million under the uncommitted incremental term loan feature, in addition to the outstanding $375 million term loan that is currently outstanding under that facility. As of April 1, 2007, adjusted for outstanding letters of credit, we had up to $79.4 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of April 1, 2007, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2007, we sold a total of 359,578 shares of common stock to three executives of a subsidiary and their designees in exchange for total consideration of $6.5 million. The sales were made pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Regulation D under that act.

The following table provides information with respect to purchases made by the company of its own common stock during the first quarter of 2007.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007—
January 28, 2007	—	$—	—	—
January 29, 2007—
February 25, 2007	—	—	—	—
February 26, 2007—
April 1, 2007	345,300	18.73	—	—

Total	345,300	$18.73	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan or for other Board of Director authorized transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Item 6.	Exhibits

Exhibit No.	Description
31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: May 11, 2007	/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)