Form 10-Q
period 2007-07-01
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2007-08-09
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 1, 2007:

Title of Each Class	Number of Shares
Common Stock	124,241,952

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	July 1, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$372.8	$525.2
Short-term marketable securities	73.0	59.1
Accounts receivable, net of allowances of $37.8 and $40.4 at July 1, 2007 and December 31, 2006, respectively	176.2	163.3
Inventories	240.7	238.9
Deferred income taxes, net of allowances of $32.7 and $33.1 at July 1, 2007 and December 31, 2006, respectively	9.4	11.5
Other current assets	29.1	30.5

Total current assets	901.2	1,028.5
Property, plant and equipment, net	647.2	646.4
Deferred income taxes, net of allowances of $154.3 and $162.5 at July 1, 2007 and December 31, 2006, respectively	9.9	0.9
Intangible assets, net	132.9	103.6
Goodwill	346.0	229.9
Long-term marketable securities	2.0	2.1
Other assets	33.8	34.2

Total assets	$2,073.0	$2,045.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.7	$2.8
Accounts payable	125.9	90.2
Accrued expenses and other current liabilities	112.3	169.5

Total current liabilities	241.9	262.5
Long-term debt, less current portion	586.9	589.7
Deferred income taxes	38.8	35.0
Other liabilities	35.3	24.0
Minority interest	1.3	—

Total liabilities	904.2	911.2
Commitments and contingencies
Temporary equity—deferred stock units	2.5	2.2
Stockholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	1,350.7	1,319.1
Accumulated deficit	(170.9)	(182.5)
Accumulated other comprehensive income (loss)	(0.5)	1.0
Less treasury stock (at cost)	(14.2)	(6.6)

Total stockholders’ equity	1,166.3	1,132.2

Total liabilities, temporary equity and stockholders’ equity	$2,073.0	$2,045.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Total revenue	$408.9	$406.3	$811.5	$815.8
Cost of sales	294.3	281.3	585.4	568.3

Gross profit	114.6	125.0	226.1	247.5

Gross profit %	28.0%	30.8%	27.9%	30.3%

Operating expenses:
Research and development	28.6	26.3	55.5	52.5
Selling, general and administrative	60.5	60.3	117.7	120.3
Amortization of acquisition-related intangibles	5.6	5.8	12.4	11.7
Restructuring and impairments	5.5	—	6.1	—
Reserve for potential settlement losses	1.7	—	1.7	—
Gain on sale of product line, net	—	(1.7)	—	(4.9)
Purchased in-process research and development	—	—	3.7	—

Total operating expenses	101.9	90.7	197.1	179.6

Operating income	12.7	34.3	29.0	67.9

Other expense, net	5.5	5.6	10.2	11.5

Income before income taxes	7.2	28.7	18.8	56.4

Provision for income taxes	3.8	5.7	9.1	6.8

Net income	$3.4	$23.0	$9.7	$49.6

Net income per common share:
Basic	$0.03	$0.19	$0.08	$0.41

Diluted	$0.03	$0.18	$0.08	$0.40

Weighted average common shares:
Basic	123.9	122.2	123.6	121.9

Diluted	126.3	124.6	126.2	124.3

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income	3.4	$23.0	$9.7	$49.6
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	1.3	(1.2)	1.0	(0.9)
Net amount reclassified to earnings for hedging	0.3	(0.2)	0.3	(0.7)
Net change associated with unrealized holding loss on marketable securities and investments	—	(1.8)	—	(2.6)

Comprehensive income	$5.0	$19.8	$11.0	$45.4

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net income	$9.7	$49.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	63.3	57.0
Non-cash stock-based compensation expense	12.9	12.9
Non-cash restructuring and impairment expense	2.4	—
Loss on disposal of property, plant, and equipment	0.2	0.5
Non-cash financing expense	0.9	1.2
Deferred income taxes, net	(2.1)	1.1
Purchased in-process research and development	3.7	—
Gain on sale of product line	—	(4.9)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(5.6)	(32.7)
Inventories	6.7	(29.2)
Other current assets	1.0	(10.5)
Current liabilities	(30.7)	20.7
Other assets and liabilities, net	11.1	0.2

Cash provided by operating activities	73.5	65.9

Cash flows from investing activities:
Purchase of marketable securities	(137.5)	(94.6)
Sale of marketable securities	124.8	116.8
Maturity of marketable securities	0.1	19.7
Capital expenditures	(50.7)	(56.6)
Purchase of molds and tooling	(1.0)	(0.7)
Acquisitions and divestitures, net of cash acquired	(171.2)	5.4

Cash used in investing activities	(235.5)	(10.0)

Cash flows from financing activities:
Repayment of long-term debt	(1.9)	(52.2)
Proceeds from issuance of common stock and from exercise of stock options, net	23.2	20.9
Purchase of treasury stock	(11.7)	(4.0)
Debt issuance costs	—	(1.4)

Cash provided by (used in) financing activities	9.6	(36.7)

Net change in cash and cash equivalents	(152.4)	19.2
Cash and cash equivalents at beginning of period	525.2	330.7

Cash and cash equivalents at end of period	$372.8	$349.9

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts for prior periods have been reclassified to conform to the current presentation. The company’s results for the six months ended July 1, 2007 consists of 26 weeks, as compared to 27 weeks for the six months ended July 2, 2006. The additional week in 2006 was in the company’s first quarter. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

Note 2 – Financial Statement Details

	July 1, 2007	December 31, 2006
	(In millions)
Inventories
Raw materials	$34.1	$31.3
Work in process	138.7	130.5
Finished goods	67.9	77.1

	$240.7	$238.9

	July 1, 2007	December 31, 2006
	(In millions)
Property, plant and equipment
Land and improvements	$26.8	$26.5
Buildings and improvements	314.7	312.8
Machinery and equipment	1,417.4	1,397.3
Construction in progress	64.1	59.0

Total property, plant and equipment	1,823.0	1,795.6
Less accumulated depreciation	1,175.8	1,149.2

	$647.2	$646.4

	July 1, 2007	December 31, 2006
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$49.1	$93.7
Accrued interest	1.9	1.9
Income taxes payable	15.3	25.5
Restructuring	2.1	1.0
Reserve for potential settlement losses	14.6	14.0
Other	29.3	33.4

	$112.3	$169.5

Note 3 – Computation of Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities. Potentially dilutive common equivalent securities consist of stock options, performance units (PUs), deferred stock units (DSUs), restricted stock units (RSUs) and shares obtainable upon the conversion of the 5% Convertible Senior Subordinated Notes, due November 1, 2008. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to certain of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In millions, except per share data)
Basic:
Net income	$3.4	$23.0	$9.7	$49.6

Weighted average shares outstanding	123.9	122.2	123.6	121.9

Net income per share	$0.03	$0.19	$0.08	$0.41

Diluted:
Net income	$3.4	$23.0	$9.7	$49.6

Basic weighted average shares outstanding	123.9	122.2	123.6	121.9
Assumed exercise of common stock equivalents	2.4	2.4	2.6	2.4

Diluted weighted average common and common equivalent shares	126.3	124.6	126.2	124.3

Net income per share	$0.03	$0.18	$0.08	$0.40

Anti-dilutive common stock equivalents, non-vested stock,
DSUs, RSUs, and PUs	13.2	16.9	13.5	16.7

In addition, the computation of diluted earnings per share did not include the assumed conversion of the 5% Convertible Senior Subordinated Notes because the effect would have been anti-dilutive. As a result, $2.8 million and $5.5 million of interest expense was not added back to the numerator for the three and six months ended July 1, 2007 and July 2, 2006, respectively. Potential common shares of 6.7 million were not included in the denominator for all periods presented.

Note 4 – Supplemental Cash Flow Information

	Six Months Ended
	July 1, 2007	July 2, 2006
	(In millions)
Cash paid for:
Income taxes	$10.3	$16.9

Interest	$18.6	$25.7

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

The following table presents the amortized cost and estimated fair value of available-for-sale securities by contractual maturity at July 1, 2007.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$1.9	$1.9
Due after one year through three years	0.4	0.4
Due after three years through ten years	1.2	1.2
Due after ten years	71.5	71.5

	$75.0	$75.0

Note 6 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

	Period of Amortization	As of July 1, 2007		As of December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2 -15 years	$237.1	$(134.0)	$225.6	$(124.8)
Customer base	8 -10 years	80.5	(56.9)	55.8	(54.1)
Core technology	10 years	3.7	(0.1)	—	—
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(0.2)	1.0	(0.1)
Process technology	5 years	1.5	(0.1)	—	—
Patents	4 years	5.4	(5.2)	5.4	(5.2)
Trademarks and tradenames	1 year	25.2	(25.0)	24.9	(24.9)

Subtotal		384.8	(251.9)	343.1	(239.5)
Goodwill		346.0	—	229.9	—

Total		$730.8	$(251.9)	$573.0	$(239.5)

The following table presents the carrying amount of goodwill by reporting unit.

	Analog Products	Functional Power	Standard Products	Total
	(In millions)
Balance as of July 1, 2007	$131.6	$159.9	$54.5	$346.0
Balance as of December 31, 2006	$15.5	$159.9	$54.5	$229.9

During the six months ended July 1, 2007, goodwill and other gross intangible assets increased $116.1 million and $41.7 million, respectively, due to the acquisition of System General Corporation (System General), the total of which was assigned to the Analog Products group (see Item 1, Note 13 and Part II, Item 5 for further information).

The following table presents the estimated amortization expense for intangible assets for the remainder of 2007 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2007	$11.2
2008	22.1
2009	22.0
2010	22.0
2011	17.7
2012	15.5

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

The following table presents selected operating segment financial information for the three and six months ended July 1, 2007 and July 2, 2006.

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In millions)
Revenue and operating income (loss):
Functional Power
Total revenue	$225.2	$218.6	$452.2	$441.4
Operating income	27.3	30.3	57.1	58.0

Analog Products
Total revenue	84.6	80.2	164.5	161.9
Operating income (loss)	(9.4)	0.3	(22.7)	3.5

Standard Products
Total revenue	99.1	107.5	194.8	212.5
Operating income	9.1	10.0	15.6	14.8

Other
Operating loss (1)	(14.3)	(6.3)	(21.0)	(8.4)

Total consolidated
Total revenue	$408.9	$406.3	$811.5	$815.8
Operating income	$12.7	$34.3	$29.0	$67.9

(1)	The three and six months ended July 1, 2007 includes $6.8 million and $12.9 million of stock-based compensation expense, respectively, and $5.5 million and $6.1 million of restructuring and impairments expense, respectively. In addition, the three and six months ended July 1, 2007 includes $1.7 million for potential settlement reserves and $0.3 million of other expense. The three and six months ended July 2, 2006 includes $7.6 million and $12.9 million of stock-based compensation expense, respectively, and a net gain of $1.7 million and $4.9 million on the sale of a product line, respectively. In addition, the three and six months ended July 2, 2006 includes $0.4 million of fees associated with the refinancing of the senior credit facility.

Note 8 – Restructuring and Impairments

During the three and six months ended July 1, 2007, the company recorded $5.5 million and $6.1 million, respectively, in restructuring and impairment charges associated with the 2006 and 2007 Infrastructure Realignment Programs. In the second quarter of 2007, these charges include $2.6 million in employee separation costs, $2.4 million in asset impairment costs and $0.2 million in contract cancellation costs, all related to the 2007 Infrastructure Realignment Program. In addition, there were $0.3 million in employee separation costs associated with the 2006 Infrastructure Realignment Program. There were no restructuring and impairment charges recorded during the three and six months ended July 2, 2006.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the three and six months ended July 1, 2007 (in millions).

	Accrual Balance at 12/31/2006	New Charges	Cash Paid	Non-Cash Items	Accrual Balance at 4/1/2007
2005 Infrastructure Realignment Program:
Employee Separation Costs	$0.1	$—	$(0.1)	$—	$—

2006 Infrastructure Realignment Program:
Employee Separation Costs	0.9	0.6	(0.7)	—	0.8

	$1.0	$0.6	$(0.8)	$—	$0.8

	Accrual Balance at 4/1/2007	New Charges	Cash Paid	Non-Cash Items	Accrual Balance at 7/1/2007
2006 Infrastructure Realignment Program:
Employee Separation Costs	$0.8	$0.3	$(0.6)	$—	$0.5

2007 Infrastructure Realignment Program:
Employee Separation Costs	—	2.6	(1.2)	—	1.4
Asset Impairment, Other	—	2.6	—	(2.4)	0.2

	$0.8	$5.5	$(1.8)	$(2.4)	$2.1

The company expects to complete payment of substantially all of the above restructuring accruals by the second quarter of 2008.

Note 9 – Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The company adopted FIN 48 on January 1, 2007. With the implementation of FIN 48, the company recognized a cumulative effect adjustment increasing January 1, 2007 retained earnings by $1.9 million. The company also recognized a $1.8 million increase to deferred tax assets; however, due to a full valuation allowance against the company’s U.S. deferred taxes, there was no retained earnings impact. At the date of adoption, the company had $62.7 million of unrecognized tax benefits which increased to $67.0 million as of July 1, 2007. Of the total unrecognized tax benefits at the date of adoption and July 1, 2007, $10.5 million and $11.8 million, respectively, would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits, would not impact the effective tax rate, if recognized, as the company has a full valuation allowance against its U.S. deferred taxes.

As of July 1, 2007, $0.8 million is recorded in other current liabilities in anticipation of a resolution of some of the company’s income tax recognition exposures within the next 12 months.

The company’s major tax jurisdictions as of the adoption of FIN 48 are the U.S. and Korea. For the U.S., the company has open tax years dating back to 1999 due to the carryforward of tax attributes. In Korea, the company has five open tax years dating back to 2002.

Penalties and interest relating to uncertain tax positions is recognized as a component of income tax expense. The company had accrued $2.3 million as of January 1, 2007 and $1.9 million as of July 1, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

Note 10 – Stock-Based Compensation

The following table summarizes stock-based compensation expense under SFAS 123(R), Share-Based Payment, by financial statement line for the three and six months ended July 1, 2007.

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In millions)
Cost of sales	$1.3	$1.7	$3.0	$2.4
Research and development	1.1	1.3	2.0	2.3
Selling, general and administrative	4.4	4.6	7.9	8.2

	$6.8	$7.6	$12.9	$12.9

The company capitalized $0.8 million of stock-based compensation cost into inventory as of July 1, 2007.

Stock Options

The following table summarizes stock option activity for the six months ended July 1, 2007 (in thousands).

Shares
Outstanding at beginning of period	22,844
Granted	1,032
Exercised	(1,171)
Forfeited	(235)
Expired	(499)

Outstanding at end of period	21,971

The weighted average exercise price of stock options granted during the period was $17.93 and the related weighted average grant-date fair value was $7.83.

Deferred Stock Units

The following table summarizes DSU activity for the six months ended July 1, 2007 (in thousands).

Shares
Nonvested at beginning of period	330
Granted	59
Vested	(58)

Nonvested at end of period	331

The weighted average grant-date fair value of DSUs granted during the period was $17.89.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended July 1, 2007 (in thousands).

Shares
Nonvested at beginning of period	303
Granted	612
Vested	(65)
Forfeited	(26)

Nonvested at end of period	824

The weighted average grant-date fair value of RSUs granted during the period was $17.72.

Performance Units

The following table summarizes PU activity for the six months ended July 1, 2007 (in thousands).

Shares
Nonvested at beginning of period	812
Granted (1)	221
Vested	(269)
Forfeited	(24)

Nonvested at end of period	740

(1)	For 2007, represents the estimated award based on the 2007 full year performance metric attainment.

The weighted average grant-date fair value of PUs granted during the period was $17.93.

The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, utilizing the guidance provided in SFAS 123(R) as well as Securities and Exchange Commission Staff Accounting Bulletin (SAB) 107. The fair value estimate of each DSU, RSU and PU is equal to the closing market price on the date of grant.

	Six Months Ended
	July 1, 2007	July 2, 2006
Expected volatility	41.7%	53.2%
Dividend yield	—	—
Risk-free interest rate	4.8%	4.5%
Expected life, in years	5.0	3.9
Forfeiture rate	6.7%	7.7%

Expected volatility. The company utilizes an average of implied volatility and the most recent historical volatility commensurate with expected life. Effective for fiscal year 2007, the company modified its volatility assumption to include an implied volatility factor. The company determined during the annual review of its volatility assumption that it would be appropriate to include implied volatility, as described in SAB 107. The change in assumption was immaterial to stock-based compensation expense during the three and six months ended July 1, 2007.

Dividend yield. The company does not pay a dividend, therefore this input is not applicable.

Risk-free interest rate. The company estimated the risk-free interest rate based on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption.

Expected life. The company has evaluated expected life based on history and exercise patterns across its demographic population. The company believes that this historical data is the best estimate of the expected life of a new option, and that generally all groups of our employees exhibit similar exercise behavior. Effective for fiscal year 2007, the company performed an annual review of the expected life assumption and determined that an expected life of 5.0 years is more indicative of actual exercise behavior than the previous 3.9 years. Accordingly, all grants for 2007 will be assigned an expected life of 5.0 years. The change in assumption was immaterial to stock-based compensation expense during the three and six months ended July 1, 2007.

Forfeiture rate. The company has applied an annual forfeiture rate of 6.7%, 5.9%, 0.6% and 4.6% to all unvested options, RSUs, DSUs and PUs, respectively, as of July 1, 2007. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.

Note 11 – Derivatives

The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with SFAS 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the fair value of these hedges is recorded on the balance sheet.

Foreign Currency Derivatives. The company uses currency forward and combination option contracts to hedge a portion of its forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine Peso, Malaysian ringgit, Korean won and Chinese yuan renminbi. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement 133, did not have a material impact on earnings for the six months ended July 1, 2007. No cash flow hedges were derecognized or discontinued for the six months ended July 1, 2007 and July 2, 2006.

Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that the entire $0.1 million of net unrealized derivative gains included in OCI will be reclassified into earnings within the next twelve months.

Interest Rate Derivatives. The company’s variable-rate debt exposes the company to variability in interest payments due to changes in interest rates. The company uses a forward interest rate swap to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt.

Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and there was no ineffectiveness as of July 1, 2007.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. There is currently $0.6 million of unrealized gains included in OCI. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

Note 12 – Contingencies

Phosphorus Mold Compound Litigation and Claims. From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. The company has been named in lawsuits relating to these mold compound claims. On August 6, 2007, the company settled a lawsuit brought against the company by Lucent Technologies Inc. in January 2005 in New Jersey state court claiming breach of warranty and fraud. The settlement payment will occur in the third quarter of 2007. On January 5, 2007, White Rock Networks (White Rock) sued the company and two distributors, Arrow Electronics and All American Semiconductor, in the U.S. District Court for the Eastern District of Texas, for violations of the Texas Deceptive Trade Practices Act relating to the mold compound issue, claiming unspecified damages. On May 17, 2007 White Rock amended its complaint to include fraud, negligence, and breach of contract claims and removed All American Semiconductor as a defendant. White Rock served the company on May 25, 2007. The company believes it has strong defenses against White Rock’s claims and intends to vigorously defend the lawsuit.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. The company has resolved similar claims with several of its leading customers. The company has exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, the company recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004, an additional $6.9 million in the fourth quarter of 2005 and an additional $1.7 million in the second quarter of 2007. The increases in the reserve balances were due to changes in the estimated reserve requirements. These reserves were based upon assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. At July 1, 2007 and December 31, 2006, the reserve for estimated potential settlement losses was $6.4 million and $5.8 million, respectively. If the company continues to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur a liability in excess of the current reserve.

Patent Litigation with Power Integrations, Inc. On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. (Power Integrations) in the United States District Court for the District of Delaware. Power Integrations alleges that certain of the company’s pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing the company from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. The company has analyzed the Power Integrations patents in light of the company’s products and, based on that analysis, does not believe the company’s products violate Power Integrations’ patents. Accordingly, the company is vigorously contesting this lawsuit. The trial in the case has been divided into three phases. The first phase, held October 2-10, 2006, was on infringement, the willfulness of any infringement, and damages. On October 10, 2006, a jury returned a verdict finding that 33 of the company’s PWM products infringe one or more of seven claims of the four patents being asserted. The jury also found that the company’s infringement was willful, and assessed damages against the company of approximately $34 million. That verdict remains subject to the company’s appeal. The second phase of the trial will be on the validity of the Power Integrations patents being asserted, and will be before a different jury. The enforceability of the patents will be handled in a third phase before the judge who is overseeing the case. For Power Integrations to prevail in the case and receive a judgment and injunction against the company, the patent claims found to have been infringed must also be found to be valid and enforceable in the remaining phases of the trial. The company believes it has identified inventions and publications, known as prior art, that pre-date the Power Integrations patents which the company believes would invalidate the patents. The company is also claiming that Power Integrations officials engaged in inequitable conduct before the United States Patent and Trademark Office at the time when one or more of the patents was obtained, and the company believes that conduct should make the patent claims unenforceable.

In the second phase of the trial, the Power Integrations patents will be presumed to be valid and the company will have the burden of proving, by clear and convincing evidence, that the patents are invalid. To the extent the company is unable to do this, Power Integrations will be entitled to a judgment and damages as further discussed below. Power Integrations may also seek an injunction to prevent the company from making, selling or offering to sell in the United States, or from importing into the United States, products that infringe patents that are found valid and enforceable. Power Integrations has announced its intention to seek such an injunction in such event. The second phase of the Power Integrations v. Fairchild Semiconductor jury trial on validity issues is now scheduled to begin on September 17, 2007.

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

The company has analyzed the potential for a loss from this litigation in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. Due to the company’s beliefs about its position in the case, and because the company is unable to reasonably estimate the amount of loss the company would incur if the company does not prevail, the company has not recorded a reserve for contingent loss. Should the company ultimately lose the lawsuit, such result could have an adverse impact on the company’s ability to sell products found to be infringing, either directly or indirectly in the U.S.

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

The company has acquired another company that is also involved in patent litigation with Power Integrations. The company recently completed the acquisition of System General Corporation (see Part II, Item 5 for further information). System General is currently appealing to the U.S. Court of Appeals for the Federal Circuit the outcome of proceedings before the U.S. International Trade Commission (ITC) involving allegations of patent infringement, and is a defendant in a patent infringement lawsuit in the U.S. District Court for the Northern District of California. The district court action has been stayed at least until the appeals court issues its decision on System General’s appeal of the ITC’s final determination. Both the ITC proceeding and the lawsuit were initiated by Power Integrations. As in all litigation, the results of these matters are difficult to predict and no assurance can be given as to the outcome of these proceedings. An adverse outcome in these matters could negatively impact the company’s financial results. The company has analyzed the potential for a loss from this litigation in accordance with SFAS 5. Due to the company’s beliefs about its position in the case, and because the company is unable to reasonably estimate the amount of loss the company would incur if the company does not prevail, the company has not recorded a reserve for contingent loss. Should the company ultimately lose the lawsuit, such result could have an adverse impact on the company’s ability to sell products found to be infringing, either directly or indirectly in the U.S.

ZTE Corporation v. Fairchild Semiconductor Corporation. On December 30, 2004, the company’s wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by Zhongxing Telecom Ltd. (ZTE), a communications equipment manufacturer, in the Intermediate People’s Court of Shenzhen, Guangdong Province, People’s Republic of China. The complaint filed by ZTE alleges that certain of the company’s products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 Chinese yuan as damages. The company contested the lawsuit in a trial held on October 20, 2005. On December 29, 2006, the company was informed that the court had ruled in favor of ZTE and had ordered Fairchild to pay RMB 65,733,478 (equivalent to approximately $8.5 million U.S. dollars based on exchange rates at July 1, 2007) to ZTE. The company maintains that ZTE’s product liability claims are invalid and appealed to the Higher People’s Court of Guangdong Province. The company is awaiting the outcome of a hearing on the appeal held on April 18, 2007. The lawsuit relates to alleged defects in products shipped in late 2002 and early 2003. The company did not sell the allegedly defective products to ZTE directly. Among other defenses, the company has argued that limitations on damages in the company’s contract with its distributor at the time of shipment should limit any damages recovery by ZTE. The company recorded a charge of approximately $8.2 million in the fourth quarter 2006 related to this legal proceeding.

Patent Litigation with Alpha & Omega Semiconductor, Inc. On May 17, 2007, Alpha & Omega Semiconductor, Inc., (AOS) filed suit against the company in the U.S. District Court for the Northern District of California alleging that the company is infringing two of its patents. AOS is seeking unspecified damages and an injunction against the company. The company in turn filed suit against AOS in the same court on May 18, 2007, alleging that AOS is infringing four of the company’s patents. The company is also seeking unspecified damages and an injunction. The company intends to take all possible steps to seek a court order to stop AOS from making, using, selling, offering for sale or importing any infringing products in the U.S. and to obtain monetary damages for any infringing activities. Both cases have been assigned to the same district court judge, but have not yet been consolidated. An initial case management conference has been set for August 17, 2007, and no other court proceedings have been scheduled.

Although the company believes, based on the prior art it has identified and the company’s knowledge of its products, that the company has invalidity, non-infringement and other defenses to AOS’ patent claims, the results of litigation are difficult to predict and no assurance can be given that the company will succeed in proving the AOS patents invalid, not infringed or unenforceable. Any damages award or injunction would be subject to appeal and the company would expect to carefully consider an appeal at the appropriate time. In such a case, if the company chose to appeal, the company would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the pendency of the appeal.

The company has analyzed the potential for a loss from this litigation in accordance with SFAS 5. Due to the company’s beliefs about its position in the case, and because the company is unable to reasonably estimate the amount of loss the company would incur if the company does not prevail, the company has not recorded a reserve for contingent loss. Should the company ultimately lose the lawsuit, such result could have an adverse impact on the company’s ability to sell products found to be infringing, either directly or indirectly in the U.S.

From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on the company’s business, financial condition, results of operations or cash flows.

Note 13 – Acquisitions and Divestitures

On January 2, 2007, the company launched a tender offer in Taiwan to acquire 100% of the outstanding shares of Taipei-based System General. System General is a leading supplier of analog power management semiconductors for AC/DC offline power conversion in computers, LCD monitors, printers, chargers, and consumer products. At the closing of the tender offer on February 5, 2007, 65,459,517 shares of System General stock were acquired, representing approximately 95.6% of System General’s outstanding shares. The total amount paid in cash for the 95.6% interest, net of cash acquired, was approximately $171.2 million. The company acquired the remaining System General shares effective August 3, 2007. The company anticipates final purchase accounting will be completed during the third quarter of 2007.

The operating results of System General since February 5, 2007 have been included in the accompanying consolidated financial statements based on the 95.6% ownership interest of the fair value of System General. The remaining portion of the acquired net assets represents the minority interests’ ownership and is reflected on our balance sheet based on the historical carrying amounts of the acquired enterprise. In connection with the acquisition, the company recorded a charge of $3.7 million for in-process research and development in the first quarter of 2007. The company also acquired goodwill of approximately $116.1 million with the remainder of the purchase price in excess of the fair value of net tangible assets allocated to various other intangible assets. The purchase price allocation as of July 1, 2007 is based on the company’s estimate of the fair value of identifiable intangible and net tangible assets acquired. The final purchase price allocation will be completed upon completion of this analysis during the third quarter of 2007.

No proforma results of operations are presented because System General does not constitute a “significant subsidiary”.

Note 14 – Condensed Consolidating Financial Statements

The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under the company’s senior credit facility and Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of July 1, 2007 and December 31, 2006 and related condensed consolidating statements of operations for the three and six months ended July 1, 2007 and July 2, 2006 and condensed consolidating statements of cash flows for the six months ended July 1, 2007 and July 2, 2006.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	July 1, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$134.1	$—	$238.7	$—	$372.8
Short-term marketable securities	—	71.2	—	1.8	—	73.0
Accounts receivable, net	—	17.3	—	158.9	—	176.2
Inventories	—	42.2	0.4	198.1	—	240.7
Deferred income taxes, net	—	—	—	9.4	—	9.4
Other current assets	—	16.7	—	12.4	—	29.1

Total current assets	—	281.5	0.4	619.3	—	901.2

Property, plant and equipment, net	—	259.4	1.3	386.5	—	647.2
Deferred income taxes	—	4.4	—	5.5	—	9.9
Intangible assets, net	—	22.6	10.7	99.6	—	132.9
Goodwill	—	167.7	61.7	116.6	—	346.0
Long-term marketable securities	—	2.0	—	—	—	2.0
Investment in subsidiary	1,169.3	1,210.0	440.6	299.6	(3,119.5)	—
Other assets	—	14.8	2.0	17.0	—	33.8

Total assets	$1,169.3	$1,962.4	$516.7	$1,544.1	$(3,119.5)	$2,073.0

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.7	$—	$—	$—	$3.7
Accounts payable	—	37.4	0.4	88.1	—	125.9
Accrued expenses and other current liabilities	—	53.4	1.8	57.1	—	112.3

Total current liabilities	—	94.5	2.2	145.2	—	241.9

Long-term debt, less current portion	—	586.9	—	—	—	586.9
Net intercompany (receivable) payable	—	71.1	(231.5)	160.4	—	—
Deferred income taxes	—	28.5	—	10.3	—	38.8
Other liabilities	—	10.9	—	24.4	—	35.3
Minority interest	—	—	—	1.3	—	1.3

Total liabilities	—	791.9	(229.3)	341.6	—	904.2

Commitments and contingencies
Temporary equity—deferred stock units	2.5	—	—	—	—	2.5
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,350.7	—	—	—	—	1,350.7
Retained earnings (accumulated deficit)	(170.9)	1,169.3	746.0	1,204.2	(3,119.5)	(170.9)
Accumulated other comprehensive loss	—	1.2	—	(1.7)	—	(0.5)
Less treasury stock (at cost)	(14.2)	—	—	—	—	(14.2)

Total stockholders’ equity	1,166.8	1,170.5	746.0	1,202.5	(3,119.5)	1,166.3

Total liabilities, temporary equity and stockholders’ equity	$1,169.3	$1,962.4	$516.7	$1,544.1	$(3,119.5)	$2,073.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended July 1, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$131.3	$0.2	$749.5	$(472.1)	$408.9
Cost of sales	—	121.4	1.0	644.0	(472.1)	294.3

Gross profit (loss)	—	9.9	(0.8)	105.5	—	114.6

Operating expenses:
Research and development	—	15.8	2.8	10.0	—	28.6
Selling, general and administrative	—	35.7	1.3	23.5	—	60.5
Amortization of acquisition-related intangibles	—	1.4	0.5	3.7	—	5.6
Restructuring and impairments	—	1.1	1.6	2.8	—	5.5
Reserve for potential settlement losses	—	1.7	—	—	—	1.7

Total operating expenses	—	55.7	6.2	40.0	—	101.9

Operating income (loss)	—	(45.8)	(7.0)	65.5	—	12.7

Other (income) expense, net	—	7.8	—	(2.3)	—	5.5
Equity in subsidiary income	(3.4)	(56.3)	4.3	—	55.4	—

Income (loss) before income taxes	3.4	2.7	(11.3)	67.8	(55.4)	7.2

Provision for income taxes	—	(0.7)	—	4.5	—	3.8

Net income (loss)	$3.4	$3.4	$(11.3)	$63.3	$(55.4)	$3.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Six Months Ended July 1, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$262.6	$0.6	$1,491.0	$(942.7)	$811.5
Cost of sales	—	238.2	2.4	1,287.5	(942.7)	585.4

Gross profit (loss)	—	24.4	(1.8)	203.5	—	226.1

Operating expenses:
Research and development	—	30.7	6.1	18.7	—	55.5
Selling, general and administrative	—	70.9	2.7	44.1	—	117.7
Amortization of acquisition-related intangibles	—	2.8	1.0	8.6	—	12.4
Restructuring and impairments	—	1.7	1.6	2.8	—	6.1
Reserve for potential settlement losses	—	1.7	—	—	—	1.7
Purchased in-process research & development	—	—	—	3.7	—	3.7

Total operating expenses	—	107.8	11.4	77.9	—	197.1

Operating income (loss)	—	(83.4)	(13.2)	125.6	—	29.0

Other (income) expense, net	—	14.7	—	(4.5)	—	10.2
Equity in subsidiary (income) loss	(9.7)	(109.5)	8.0	—	111.2	—

Income (loss) before income taxes	9.7	11.4	(21.2)	130.1	(111.2)	18.8

Provision for income taxes	—	1.7	—	7.4	—	9.1

Net income (loss)	$9.7	$9.7	$(21.2)	$122.7	$(111.2)	$9.7

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended July 1, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
			(In millions)
Cash flows provided by (used in) operating activities:	$—	$(37.1)	$—	$110.6	$73.5

Investing activities:
Purchase of marketable securities	—	(129.4)	—	(8.1)	(137.5)
Sale of marketable securities	—	117.3	—	7.5	124.8
Maturity of marketable securities	—	0.1	—	—	0.1
Capital expenditures	—	(17.5)	—	(33.2)	(50.7)
Purchase of molds and tooling	—	—	—	(1.0)	(1.0)
Acquisitions and divestitures, net of cash	—	(171.2)	—	—	(171.2)
Investment (in) from affiliate	(11.5)	11.5	—	—	—

Cash used in investing activities	(11.5)	(189.2)	—	(34.8)	(235.5)

Financing activities:
Repayment of long-term debt	—	(1.9)	—	—	(1.9)
Proceeds from issuance of common stock and from exercise of stock options, net	23.2	—	—	—	23.2
Purchase of treasury stock	(11.7)	—	—	—	(11.7)

Cash provided by (used in) financing activities	11.5	(1.9)	—	—	9.6

Net change in cash and cash equivalents	—	(228.2)	—	75.8	(152.4)
Cash and cash equivalents at beginning of period	—	362.3	—	162.9	525.2

Cash and cash equivalents at end of period	$—	$134.1	$—	$238.7	$372.8

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$0.1	$—	$10.2	$10.3

Interest	$—	$18.6	$—	$—	$18.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$362.3	$—	$162.9	$—	$525.2
Short-term marketable securities	—	59.1	—	—	—	59.1
Accounts receivable, net	—	18.3	(0.1)	145.1	—	163.3
Inventories	—	43.7	0.5	194.7	—	238.9
Deferred income taxes, net	—	—	—	11.5	—	11.5
Other current assets	—	18.1	—	12.4	—	30.5

Total current assets	—	501.5	0.4	526.6	—	1,028.5

Property, plant and equipment, net	—	264.4	1.6	380.4	—	646.4
Deferred income taxes	—	—	—	0.9	—	0.9
Intangible assets, net	—	25.6	11.7	66.3	—	103.6
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	2.1	—	—	—	2.1
Investment in subsidiary	1,133.4	985.3	250.2	259.6	(2,628.5)	—
Other assets	—	14.8	2.0	17.4	—	$34.2

Total assets	$1,133.4	$1,961.4	$327.7	$1,251.6	$(2,628.5)	$2,045.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2.8	$—	$—	$—	$2.8
Accounts payable	—	25.1	0.6	64.5	—	90.2
Accrued expenses and other current liabilities	—	95.8	4.2	69.5	—	169.5

Total current liabilities	—	123.7	4.8	134.0	—	262.5

Long-term debt, less current portion	—	589.7	—	—	—	589.7
Net intercompany (receivable) payable	—	88.1	(245.8)	157.7	—	—
Deferred income taxes	—	26.1	—	8.9	—	35.0
Other liabilities	—	0.5	—	23.5	—	24.0

Total liabilities	—	828.1	(241.0)	324.1	—	911.2

Commitments and contingencies
Temporary equity—deferred stock units	2.2	—	—	—	—	2.2
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,319.1	—	—	—	—	1,319.1
Retained earnings (accumulated deficit)	(182.5)	1,133.4	568.7	926.4	(2,628.5)	(182.5)
Accumulated other comprehensive income (loss)	—	(0.1)	—	1.1	—	1.0
Less treasury stock (at cost)	(6.6)	—	—	—	—	(6.6)

Total stockholders’ equity	1,131.2	1,133.3	568.7	927.5	(2,628.5)	1,132.2

Total liabilities, temporary equity and stockholders’ equity	$1,133.4	$1,961.4	$327.7	$1,251.6	$(2,628.5)	$2,045.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended July 2, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$380.0	$0.9	$497.0	$(471.6)	$406.3
Cost of sales	—	336.4	2.9	413.6	(471.6)	281.3

Gross profit (loss)	—	43.6	(2.0)	83.4	—	125.0

Operating expenses:
Research and development	—	15.2	3.7	7.4	—	26.3
Selling, general and administrative	—	37.5	2.3	20.5	—	60.3
Amortization of acquisition-related intangibles	—	1.4	0.4	4.0	—	5.8
Gain on sale of product line, net	—	—	(1.5)	(0.2)	—	(1.7)

Total operating expenses	—	54.1	4.9	31.7	—	90.7

Operating income (loss)	—	(10.5)	(6.9)	51.7	—	34.3

Other expense, net	—	7.9	(0.2)	(2.1)	—	5.6
Equity in subsidiary income	(23.0)	(45.7)	(6.8)	—	75.5	—

Income before income taxes	23.0	27.3	0.1	53.8	(75.5)	28.7

Provision for income taxes	—	4.3	—	1.4	—	5.7

Net income	$23.0	$23.0	$0.1	$52.4	$(75.5)	$23.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Six Months Ended July 2, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$757.1	$1.9	$997.0	$(940.2)	$815.8
Cost of sales	—	673.8	3.7	831.0	(940.2)	568.3

Gross profit (loss)	—	83.3	(1.8)	166.0	—	247.5

Operating expenses:
Research and development	—	30.6	7.3	14.6	—	52.5
Selling, general and administrative	—	76.7	4.1	39.5	—	120.3
Amortization of acquisition-related intangibles	—	2.7	1.0	8.0	—	11.7
Gain on sale of product line, net	—	—	(4.5)	(0.4)	—	(4.9)

Total operating expenses	—	110.0	7.9	61.7	—	179.6

Operating income (loss)	—	(26.7)	(9.7)	104.3	—	67.9

Other expense, net	—	15.7	(0.2)	(4.0)	—	11.5
Equity in subsidiary income	(49.6)	(91.9)	(10.2)	—	151.7	—

Income before income taxes	49.6	49.5	0.7	108.3	(151.7)	56.4

Provision (benefit) for income taxes	—	(0.1)	—	6.9	—	6.8

Net income	$49.6	$49.6	$0.7	$101.4	$(151.7)	$49.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended July 2, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(20.8)	$0.1	$86.6	$65.9

Investing activities:
Purchase of marketable securities	—	(94.6)	—	—	(94.6)
Sale of marketable securities	—	116.8	—	—	116.8
Maturity of marketable securities	—	19.7	—	—	19.7
Capital expenditures	—	(15.1)	(0.1)	(41.4)	(56.6)
Purchase of molds and tooling	—	—	—	(0.7)	(0.7)
Acquisitions and divestitures, net of cash	—	5.4	—	—	5.4
Investment (in) from affiliate	(16.9)	16.9	—	—	—

Cash provided by (used in) investing activities	(16.9)	49.1	(0.1)	(42.1)	(10.0)

Financing activities:
Repayment of long-term debt	—	(52.2)	—	—	(52.2)
Proceeds from issuance of common stock and from exercise of stock options, net	20.9	—	—	—	20.9
Purchase of treasury stock	(4.0)	—	—	—	(4.0)
Debt issuance costs	—	(1.4)	—	—	(1.4)

Cash provided by (used in) financing activities	16.9	(53.6)	—	—	(36.7)

Net change in cash and cash equivalents	—	(25.3)	—	44.5	19.2
Cash and cash equivalents at beginning of period	—	180.9	—	149.8	330.7

Cash and cash equivalents at end of period	$—	$155.6	$—	$194.3	$349.9

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$12.4	$—	$4.5	$16.9

Interest	$—	$25.7	$—	$—	$25.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

Overview

Our primary business goal for 2007 is to focus on new product development. The development of new products will increase our mix of more proprietary, higher margin products as we continue to deemphasize outdated, lower margin products. We anticipate annual capital expenditures to be at the high end of our stated range of 6 to 8% of sales as we focus on opportunities to increase capacity at our factories. When opportunity for rapid payback exists, we may exceed the high end of this range. Another important business goal is to decrease the volatility of our sales and earnings across the semiconductor business cycle. We continue to tightly control our production output to match end market demand through tight control of our inventory by maintaining a foundation of strong supply chain and inventory channel management. This includes keeping our distribution inventory on hand at 11 weeks, plus or minus a week. At the end of the second quarter of 2007, distribution inventory on hand was at slightly less than 12 weeks or within our acceptable level. We also continue to manage our internal inventories, with a target range of 10 weeks of internal inventory, plus or minus a week. Our internal inventory was within the target range at just under 11 weeks at the end of the second quarter of 2007. By tightly controlling inventories we reduce the impact that inventory corrections can have on our shipments and revenues.

The Analog Products Group strategy is to develop leading edge products that provide performance and cost advantages to our customers. As part of this strategy, we have accelerated investments in research and development for continued development of advanced process and package technology. We provide differentiated products with clear performance advantages by working closely with our customers to understand their system needs and delivering products on time with stable lead times. We believe our R&D investments in Analog Products will generate sales growth opportunities in the future. In addition, we completed our acquisition of System General Corporation (System General) in August 2007. We believe the integration of System General with the Analog Products Group will contribute to sales and gross margin increases across our entire power conversion business.

The Functional Power Group continues to develop leading edge MOSFET silicon technology, state of the art packaging technologies and integrated custom power system solutions. By integrating our technology, expertise and packaging technologies into a complete solution for our customers, we expect to steadily improve gross margins and at the same time, the value proposition to our customers. In our low voltage product line, we are able to deliver exceptional product performance by optimizing silicon processes to satisfy specific application requirements for our customers. This typically enables us to deliver solutions with greater energy efficiency than is commonly available. Our high voltage solutions are designed to provide improved energy efficiency and battery lifetimes in consumer, industrial, and automotive applications. We produce a wide range of Smart Power Modules that enable the transition from single speed AC motors to variable speed AC and DC motors which are as much as 60% more energy efficient. We believe the growing focus on energy efficiency around the world will continue to drive strong growth in this product line.

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

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Six Months Ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
	(Dollars in millions)
Total revenues	$408.9	100.0%	$406.3	100.0%	$811.5	100.0%	$815.8	100.0%
Gross profit	114.6	28.0%	125.0	30.8%	226.1	27.9%	247.5	30.3%

Operating expenses:
Research and development	28.6	7.0%	26.3	6.5%	55.5	6.8%	52.5	6.4%
Selling, general and administrative	60.5	14.8%	60.3	14.8%	117.7	14.5%	120.3	14.7%
Amortization of acquisition-related intangibles	5.6	1.4%	5.8	1.4%	12.4	1.5%	11.7	1.4%
Restructuring and impairments	5.5	1.3%	—	0.0%	6.1	0.8%	—	0.0%
Reserve for potential losses	1.7	0.4%	—	0.0%	1.7	0.2%	—	0.0%
Gain on sale of product line, net	—	0.0%	(1.7)	-0.4%	—	0.0%	(4.9)	-0.6%
Purchased in-process research and development	—	0.0%	—	0.0%	3.7	0.5%	—	0.0%

Total operating expenses	101.9	24.9%	90.7	22.3%	197.1	24.3%	179.6	22.0%

Operating income	12.7	3.1%	34.3	8.4%	29.0	3.6%	67.9	8.3%

Other expense, net	5.5	1.3%	5.6	1.4%	10.2	1.3%	11.5	1.4%

Income before income taxes	7.2	1.8%	28.7	7.1%	18.8	2.3%	56.4	6.9%

Provision for income taxes	3.8	0.9%	5.7	1.4%	9.1	1.1%	6.8	0.8%

Net income	$3.4	0.8%	$23.0	5.7%	$9.7	1.2%	$49.6	6.1%

Total Revenues. Total revenues for the second quarter of 2007 increased $2.6 million or approximately 1%, while total revenues for the first six months of 2007 decreased $4.3 million or 1%, as compared to the same periods in 2006. Our results for the first six months of 2007 consist of 26 weeks as compared to 27 weeks in the same period in 2006. Revenues in the first six months of 2007 were negatively impacted by reduced demand from both distributors and OEM customers as they rebalanced their inventory levels. This decrease was partially offset by an increase in revenue as the result of the System General acquisition.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three and six months ended July 1, 2007.

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
United States	9%	10%	9%	10%
Other Americas	3	3	3	3
Europe	12	12	13	12
China	28	27	28	26
Taiwan	21	19	20	20
Korea	14	15	14	15
Other Asia/Pacific	13	14	13	14

Total	100%	100%	100%	100%

Gross Profit. The decrease in gross profit for the second quarter and first six months of 2007, as compared to 2006, was primarily due to higher manufacturing costs as the result of decreased factory utilization and weaker end market demand. The gross profit decline was partially offset by reduced variable compensation accruals of approximately $6.2 million and

$10.9 million, respectively. Included in gross profit in the second quarter and first six months of 2007 is a purchase accounting charge related to the System General acquisition of $1.6 million and $3.7 million, respectively, related to the incremental expense for the recognition of the step-up of inventory to fair value at the acquisition date (see Item 1, Note 13 and Part II, Item 5 for further information).

Operating Expenses. Research and development (R&D) expenses were slightly higher as a percentage of sales for the first six months of 2007, as compared to the same periods in 2006. Increases in R&D spending was due to spending to support continued growth, which is in alignment with our strategic decision to increase new product development in 2007, as well as incremental expense relating to the System General acquisition. This increase was offset by a decrease in variable compensation accruals during the second quarter and first six months of 2007 of approximately $3.0 million and $4.7 million, respectively. Selling, general and administrative (SG&A) expenses were roughly flat as a percentage of sales during the second quarter and first six months of 2007, as compared to the same periods in 2006, primarily as a result of tighter spending controls and decreased variable compensation accruals of approximately $4.5 million and $7.9 million, respectively.

The increase in amortization of acquisition-related intangibles during the first six months of 2007 was due to the amortizable intangible assets acquired as part of the System General acquisition (see Item 1, Note 6 and Note 13 for additional information); this was partially offset by certain intangibles becoming fully amortized during the second quarter of 2007.

Gain on Sale of Product Line, net. In 2006, we announced the sale of the light-emitting diode (LED) lamps and displays product line to Everlight International Corporation, a U.S. subsidiary of Everlight Electronics Company Ltd., of Taiwan, as the LED lamps and displays product line did not fit our strategic direction. As a result of the sale, we recorded a net gain of $1.7 million and $4.9 million during the three and six months ended July, 2, 2006, respectively.

Restructuring and Impairments. In the three and six months ended July 1, 2007, we recorded restructuring and impairment charges of $5.5 million and $6.1 million, respectively, relating to our 2006 and 2007 Infrastructure Realignment Programs. In the second quarter of 2007, these charges include $2.6 million in employee separation costs, primarily associated with the closure of a small manufacturing facility in Singapore and the consolidation of two product developmental operations in Colorado, $2.4 million in asset impairment costs and $0.2 million in contract cancellation costs, all related to the 2007 Infrastructure Realignment Program. In addition, there was $0.3 million in employee separation costs associated with the 2006 Infrastructure Realignment Program.

There were no restructuring and impairment charges recorded during the second quarter and first six months of 2006.

The 2007 Infrastructure Realignment Program is expected to be substantially complete by the second quarter of 2008 and impacts approximately 66 manufacturing and non-manufacturing personnel. We anticipate annual cost savings associated with the employee separation of approximately $1.8 million beginning in the second quarter of 2008. In addition, we expect annualized cost savings of $0.6 million associated with depreciation savings related to the asset impairment charge.

The 2006 Infrastructure Realignment Program is expected to be substantially complete by the third quarter of 2007 and impacts approximately 33 non-manufacturing personnel. We anticipate annual cost savings associated with the employee separation of approximately $3.4 million beginning in the third quarter of 2007. In addition, we expect annualized cost savings of $0.3 million associated with depreciation savings related to the asset impairment charge.

Purchased In-Process Research and Development (IPR&D). In the first quarter of 2007, we recorded $3.7 million of IPR&D as a result of the acquisition of System General (see Item 1, Note 13 and Part II, Item 5 for further information). These charges are considered immaterial for the six months ended July 1, 2007.

Reserve for Potential Settlement Losses. In the second quarter of 2007, we recorded an additional $1.7 million reserve for potential settlement losses related to phosphorous mold compound litigation and claims. The reserves are based on our analysis of the claims and our historical experience in defending and/or resolving these claims (see Part II, Item 1 of this report for additional information).

Other Expense, net.

The following table presents a summary of Other expense, net for the three and six months ended July 1, 2007 and July 2, 2006.

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(In millions)
Interest expense	$9.6	$11.1	$19.3	$22.4
Interest income	(4.3)	(5.6)	(9.4)	(11.0)
Other expense, net	0.2	0.1	0.3	0.1

Other expense, net	$5.5	$5.6	$10.2	$11.5

Interest expense. Interest expense in the second quarter and first six months of 2007 decreased $1.5 million and $3.1 million, respectively, as compared to the same periods in 2006, due to the refinancing of our variable rate term loan in the second quarter of 2006 and lower term loan balances. In addition, there was an extra week of interest expense in the first quarter of 2006.

Interest income. Interest income in the second quarter and first six months of 2007 decreased $1.3 million and $1.6 million, respectively, as compared to the same periods in 2006, due to a lower level of invested cash balances, despite improved rates of return earned on cash and short-term marketable securities. In addition, there was an extra week of interest income in the first quarter of 2006.

Income Taxes. The effective tax rate for the second quarter and first six months of 2007 was 52.8% and 48.4% respectively, compared to 19.9% and 12.1% for the second quarter and first six months of 2006. The effective tax rate for the second quarter of 2007 includes an underlying effective tax rate of 34.2%, which has been impacted in 2007 by the overall reduction of taxable income specific to certain jurisdictions. Other items continuing to impact the underlying effective tax rate are discrete tax benefits associated with future foreign tax rate increases impacting current deferred tax assets and benefits as a result of our recent System General acquisition. Offsetting these tax benefits are tax expenses as a result of increasing estimates on finalization of tax filings and audit outcomes, and foreign tax rate increases that were effective at the beginning of 2007. The effective tax rate for the second quarter of 2006 includes an underlying effective tax rate of 19.9%.

Changes in the location of taxable income and losses could result in significant changes in the underlying effective tax rate.

In accordance with Accounting Principles Board (APB) Opinion 23, Accounting of Income Taxes – Special Areas, deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore have and continue to be part of our repatriation plan. After further analysis of our APB 23 position regarding the February 2007 acquisition of System General in Taiwan, a decision was made in the second quarter not to be permanently reinvested as the local laws incent companies to declare and distribute annual dividends. In addition, with the anticipated closing of one of our foreign operations, which ultimately will result in the repatriating of undistributed earnings, a decision was made not to be permanently reinvested at that site. In the second quarter of 2007, a deferred tax liability of $2.9 million was recorded with no impact to the consolidated statements of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Reportable Segments.

Beginning in the first quarter of 2007, we transferred responsibility for our bipolar transistors product line from the Functional Power Group (FPG) to the Standard Products Group (SPG). Management believes that the opportunities and challenges facing this business are better suited to the management focus and capabilities of the SPG management team. The financial performance of FPG and SPG has been restated for 2006 to reflect this change.

The following table presents comparative disclosures of revenue and gross profit of our reportable segments.

	Three Months Ended
	July 1, 2007				July 2, 2006
	Revenue	% of total	Gross Profit %	Operating Income (loss)	Revenue	% of total	Gross Profit %	Operating Income (loss)
	(Dollars in millions)
Functional Power	$225.2	55.1%	31.3%	$27.3	$218.6	53.8%	32.6%	$30.3
Analog Products	84.6	20.7%	29.1%	(9.4)	80.2	19.7%	37.7%	0.3
Standard Products	99.1	24.2%	21.0%	9.1	107.5	26.5%	23.5%	10.0
Other (1)	—	0.0%	0.0%	(14.3)	—	0.0%	0.0%	(6.3)

Total	$408.9	100.0%	28.0%	$12.7	$406.3	100.0%	30.8%	$34.3

	Six Months Ended
	July 1, 2007				July 2, 2006
	Revenue	% of total	Gross Profit %	Operating Income (loss)	Revenue	% of total	Gross Profit %	Operating Income (loss)
	(Dollars in millions)
Functional Power	$452.2	55.7%	31.4%	$57.1	$441.4	54.1%	31.9%	$58.0
Analog Products	164.5	20.3%	28.7%	(22.7)	161.9	19.8%	38.9%	3.5
Standard Products	194.8	24.0%	20.4%	15.6	212.5	26.1%	21.7%	14.8
Other (1)	—	0.0%	0.0%	(21.0)	—	0.0%	0.0%	(8.4)

Total	$811.5	100.0%	27.9%	$29.0	$815.8	100.0%	30.3%	$67.9

(1)	The three and six months ended July 1, 2007 includes $6.8 million and $12.9 million of stock-based compensation expense, respectively, and $5.5 million and $6.1 million of restructuring and impairments expense, respectively. In addition, the three and six months ended July 1, 2007 includes $1.7 million for potential settlement reserves and $0.3 million of other expense. The three and six months ended July 2, 2006 includes $7.6 million and $12.9 million of stock-based compensation expense, respectively, and a net gain of $1.7 million and $4.9 million on the sale of a product line, respectively. In addition, the three and six months ended July 2, 2006 includes $0.4 million of fees associated with the refinancing of the senior credit facility.

Functional Power. Functional Power revenues increased approximately 3% and 2% in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. Our results for the first six months of 2007 include 26 weeks compared to 27 weeks in the first six months of 2006. In the first six months of 2007, increases in average selling prices due to product mix and price related improvements contributed approximately 4% to the revenue increase, offset by decreases in unit volumes of approximately 2%, including one less week of revenue. Revenue increases were primarily driven by strong market demand for our high voltage products, partially offset by a decrease in low voltage products due to pricing pressure and an unfavorable product mix. Gross profits were relatively flat as a percentage of sales in the first six months of 2007 due to improved product mix and demand for high voltage products, offset somewhat by lower unit volumes, pricing pressure and weak demand for low voltage products.

Functional Power had operating income of $27.3 million and $57.1 million in the second quarter and first six months of 2007, respectively, compared to $30.3 million and $58.0 million for the comparable periods in 2006. The decrease in operating income was due to higher SG&A and R&D expenses. R&D expenses increased due to new product development and higher allocated expenses, which was slightly offset by lower variable compensation accruals of approximately $1.0 million and $1.8 million in the second quarter and first six months of 2007, respectively. SG&A expenses increased due to higher allocated expenses and promotional expenses, which was offset by lower variable compensation accruals of approximately $2.1 million and $3.7 million in the second quarter and first six months of 2007, respectively. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized during the second quarter of 2007.

Analog Products. Analog Products revenues increased approximately 5% and 2% in the second quarter and first six months of 2007, respectively, as compared to the same periods in 2006. Our results for the first six months of 2007 include 26 weeks compared to 27 weeks in the first six months of 2006. The increase in revenue in the first six months of 2007 is the result of the acquisition of System General, offset by a decrease in revenue as a result of lower unit volumes in the computing business and also one less week. In the first six months of 2007, excluding System General, increases in average selling prices due to product mix and price related improvements contributed approximately 7% to the revenue increase, offset by decreases in unit volumes of approximately 5%. Gross profit decreased mainly due to lower factory utilization and lower unit volumes. Included in gross profit in the second quarter and first six months of 2007 is a purchase accounting charge related to the System General acquisition of $1.6 million and $3.7 million, respectively, related to the incremental expense for the recognition of the step-up of inventory to fair value at the acquisition date (see Item 1, Note 13 and Part II, Item 5 for further information).

Analog Products had operating loss of $9.4 million and $22.7 million in the second quarter and first six months of 2007, respectively, compared to operating income of $0.3 million and $3.5 million for the comparable periods in 2006. The change in operating income (loss) was due to lower gross profit, higher R&D and SG&A expenses and a charge of $3.7 million for IPR&D related to the acquisition of System General. R&D expenses increased primarily due to the acquisition of System General, which was slightly offset by lower variable compensation accruals of approximately $1.9 million and $3.2 million in the second quarter and first six months of 2007, respectively. SG&A expenses increased primarily due to the acquisition of System General and higher allocated costs, which was slightly offset by savings due to reduced headcount and lower variable compensation accruals of approximately $1.4 million and $2.4 million in the second quarter and first six months of 2007, respectively. The increase in amortization of acquisition-related intangibles during the first six months of 2007 was due to expense related to intangible assets acquired from System General, which was partially offset by certain intangibles becoming fully amortized during the second quarter of 2007.

Standard Products. Standard Products revenues decreased approximately 8% in both the second quarter and first six months of 2007, as compared to the same periods in 2006. Our results for the first six months of 2007 include 26 weeks compared to 27 weeks in the first six months of 2006. In the first six months of 2007, decreases in unit volumes contributed approximately 9% to the revenue decline, offset by product mix and price related increases in average selling prices of 1%. The decrease in unit volumes was driven by weaker demand and one less week. Generally, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as we expect to experience faster growth in our Analog Products and Functional Power segments. While we anticipate revenues will continue to decline as a percentage of our total revenues, our strategy is to manage Standard Products more selectively, while maintaining or increasing our margins in this business. Gross profit decreased due to lower unit volumes and higher manufacturing costs as the result of lower factory utilization.

Standard Products had operating income of $9.1 million and $15.6 million in the second quarter and first six months of 2007, respectively, compared to $10.0 million and $14.8 million for the comparable periods in 2006. The decrease in operating income in the second quarter of 2007 was due to lower gross profit, as compared to the same periods in 2006. The increase in operating income in the first six months of 2007 was primarily due to lower R&D and SG&A spending, as compared to the same periods in 2006. R&D expenses decreased due to lower allocated costs and lower variable compensation accruals of approximately $0.2 million and $0.3 million in the second quarter and first six months of 2007, respectively. SG&A expenses decreased due to tighter spending controls, lower allocated costs and lower variable compensation accruals of approximately $1.2 million and $2.0 million in the second quarter and first six months of 2007, respectively. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized during the second quarter of 2007.

Liquidity and Capital Resources

We have a borrowing capacity of $100.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At July 1, 2007, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $78.6 million available under this senior credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $14.8 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.

Our senior credit facility, which includes the $375.0 million term loan and the $100.0 million revolving line of credit, the indenture governing our 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At July 1, 2007, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures over the next twelve months. We had capital expenditures of $50.7 million in the first six months of 2007.

While we currently have substantial amounts of cash to fund operations, we are currently evaluating the jurisdictional location of available cash in comparison to anticipated long-term liquidity needs in those jurisdictions. Based upon the completion of our analysis, it may become necessary for us to change our election with regards to our indefinitely reinvested earnings of certain foreign subsidiaries. As noted in our Management’s Discussion and Analysis, we have elected to begin repatriation back to the United States of previously undistributed earnings of certain foreign locations. The completion of this analysis and any tax implications are not expected to be material to our effective tax rate as there are full valuation allowances on net operating loss carryforwards in the United States.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions. We funded our acquisition of System General with cash (see Item 1, Note 13 and Part II, Item 5 for further information).

While not deemed material, we have noted in Item 1, Note 9 that as of July 1, 2007, we had $11.8 million of unrecognized tax benefits, compared to approximately $8.5 million at December 31, 2006. As of July 1, 2007, $0.8 million of the unrecognized tax benefit is classified as a current liability and is expected to be settled within the next year. The timing of the expected cash outflow relating to the remaining balance is not reliably determinable at this time.

As of July 1, 2007, our cash, cash equivalents and short-term and long-term marketable securities were $447.8 million, a decrease of $138.6 million from December 31, 2006.

During the first six months of 2007, our cash provided by operating activities was $73.5 million compared to $65.9 million in the comparable period of 2006. The following table presents a summary of net cash provided by operating activities during the first six months of 2007 and 2006.

	Six Months Ended
	July 1, 2007	July 2, 2006
	(In millions)
Net income	$9.7	$49.6
Depreciation and amortization	63.3	57.0
Non-cash stock-based compensation	12.9	12.9
Deferred income taxes, net	(2.1)	1.1
Purchased in-process research & development	3.7	—
Other, net	3.5	(3.2)
Change in other working capital accounts	(17.5)	(51.5)

Cash provided by operating activities	$73.5	$65.9

The increase in cash provided by operating activities was driven by changes in working capital accounts, primarily accounts receivable and inventory in the first six months of 2007, as compared to the same period in 2006, which was offset by increased payments in 2007 on our variable compensation accruals and reduced net income.

Cash used in investing activities during the first six months of 2007 totaled $235.5 million compared to $10.0 million for the comparable period of 2006. The increase in the use of cash is primarily the result of the net cash payment of $171.2 million for the acquisition of System General. Our capital expenditures as a percent of sales during the first six months of 2007 was 6% compared to 7% in the comparable period in 2006.

Cash provided by (used in) financing activities totaled $9.6 million in the first six months of 2007 as compared to $(36.7) million in the comparable period of 2006. The increase was primarily due to the first six months of 2007 including only normal debt payments of $1.9 million versus voluntary debt payments of $50.0 million during the first six months of 2006. Additionally, the increase was impacted by proceeds received from the purchase of stock by three executives of a subsidiary and their designees, offset by an increase in cash paid for the purchase of treasury stock.

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

Forward Looking Statements

This quarterly report includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Risk Factors section. Among these factors are the following: our ability to complete the remaining steps of our acquisition of System General Corporation, including failing to satisfy the conditions to the merger; changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of manufacturing capacity; the risk of production delays; the inability to attract and retain key management and other employees; risks related to warranty and product liability claims; risks inherent in doing business internationally; changes in tax regulations or the migration of profits from low tax jurisdictions to higher tax jurisdictions; availability of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

Policy on Business Outlook Disclosure and Quiet Periods

It is our current policy to update our business outlook near the beginning of each quarter, within the press release that announces the previous quarter’s results. The business outlook below is consistent with the business outlook included in our July 19, 2007 press release announcing second quarter results. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the business outlook is not updated to reflect management’s current expectations. The quiet period for the third quarter of 2007 will be from September 15, 2007 until October 18, 2007 when we plan to release our third quarter results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations for the quarter in question.

Outlook

We expect our third quarter revenues to increase 2% – 4% and gross margin to be approximately 100 – 200 basis points higher than the second quarter of 2007. At the start of the third quarter, we had approximately 90% of our sales guidance booked and scheduled to ship. We expect R&D and SG&A spending to be approximately $88.0 – $90.0 million in the third quarter as we continue to exercise strict controls over spending. Net interest and other expenses are expected to be $5.0 – $5.5 million for the third quarter.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of July 1, 2007, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first six months of 2007 that have materially affected, or are reasonably likely to materially affect, our own internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Phosphorus Mold Compound Litigation and Claims. From time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. On August 6, 2007, we settled a lawsuit brought against us by Lucent Technologies Inc. in January 2005 in New Jersey state court claiming breach of warranty and fraud. The settlement payment will occur in the third quarter of 2007. On January 5, 2007, White Rock Networks sued us and two distributors, Arrow Electronics and All American Semiconductor, in the U.S. District Court for the Eastern District of Texas, for violations of the Texas Deceptive Trade Practices Act relating to the mold compound issue, claiming unspecified damages. On May 17, 2007 White Rock amended its complaint to include fraud, negligence, and breach of contract claims and removed All American as a defendant. White Rock served us on May 25, 2007. We believe we have strong defenses against White Rock’s claims and intend to vigorously defend the lawsuit.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004, an additional $6.9 million in the fourth quarter of 2005 and an additional $1.7 million in the second quarter of 2007. The increases in the reserve balances were due to changes in the estimated reserve requirements. These reserves were based upon assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. At July 1, 2007 and December 31, 2006, the reserve for estimated potential settlement losses was $6.4 million and $5.8 million, respectively. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

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

In the second phase of the trial, the Power Integrations patents will be presumed to be valid and we will have the burden of proving, by clear and convincing evidence, that the patents are invalid. To the extent we are unable to do this, Power Integrations will be entitled to a judgment and damages as further discussed below. Power Integrations may also seek an injunction to prevent us from making, selling or offering to sell in the United States, or from importing into the United

States, products that infringe patents that are found valid and enforceable. Power Integrations has announced its intention to seek such an injunction in such event. The second phase of the Power Integrations v. Fairchild Semiconductor jury trial on validity issues is now scheduled to begin on September 17, 2007.

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

We have analyzed the potential for a loss from this litigation in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. Due to our beliefs about our position in the case, and because we are unable to reasonably estimate the amount of loss we would incur if we do not prevail, we have not recorded a reserve for contingent loss. Should we ultimately lose the lawsuit, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly in the U.S.

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

A company that we have acquired is also involved in patent litigation with Power Integrations. We recently completed the acquisition of System General Corporation (see Part II, Item 5 for further information). System General is currently appealing to the U.S. Court of Appeals for the Federal Circuit the outcome of proceedings before the U.S. International Trade Commission (ITC) involving allegations of patent infringement, and is a defendant in a patent infringement lawsuit in the U.S. District Court for the Northern District of California. The district court action has been stayed at least until the appeals court issues its decision on System General’s appeal of the ITC’s final determination. Both the ITC proceeding and the lawsuit were initiated by Power Integrations. As in all litigation, the results of these matters are difficult to predict and no assurance can be given as to the outcome of these proceedings. An adverse outcome in these matters after completion of the acquisition could negatively impact our financial results.

ZTE Corporation v. Fairchild Semiconductor Corporation. On December 30, 2004, our wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by Zhongxing Telecom Ltd. (ZTE), a communications equipment manufacturer, in the Intermediate People’s Court of Shenzhen, Guangdong Province, People’s Republic of China. The complaint filed by ZTE alleges that certain of our products were defective and caused personal injury and/or property loss to ZTE. ZTE claims 65,733,478 Chinese yuan as damages. We contested the lawsuit in a trial held on October 20, 2005. On December 29, 2006, we were informed that the court had ruled in favor of ZTE and had ordered Fairchild to pay RMB 65,733,478 (equivalent to approximately $8.5 million U.S. dollars based on exchange rates at July 1, 2007) to ZTE. We maintain that ZTE’s product liability claims are invalid and appealed to the Higher People’s Court of Guangdong Province. The lawsuit relates to alleged defects in products shipped in late 2002 and early 2003. We did not sell the allegedly defective products to ZTE directly. Among other defenses, we have argued that limitations on damages in our contract with our distributor at the time of shipment should limit any damages recovery by ZTE. We recorded a charge of approximately $8.2 million in the fourth quarter 2006 related to this legal proceeding.

Patent Litigation with Alpha & Omega Semiconductor, Inc. On May 17, 2007, Alpha & Omega Semiconductor, Inc., (AOS) filed suit against us in the U.S. District Court for the Northern District of California alleging that we are infringing two of its patents. AOS is seeking unspecified damages and an injunction against us. We in turn filed suit against AOS in the same court on May 18, 2007, alleging that AOS is infringing four of our patents. We are also seeking unspecified damages and an injunction. We intend to take all possible steps to seek a court order to stop AOS from making, using, selling, offering for sale or importing any infringing products in the U.S. and to obtain monetary damages for any infringing activities. Both cases have been assigned to the same district court judge, but have not yet been consolidated. An initial case management conference has been set for August 17, 2007, and no other court proceedings have been scheduled.

Although we believe, based on the prior art we have identified and our knowledge of our products, that we have invalidity, non-infringement and other defenses to AOS’ patent claims, the results of litigation are difficult to predict and no assurance can be given that we will succeed in proving the AOS patents invalid, not infringed or unenforceable. Any damages award or injunction would be subject to appeal and we would expect to carefully consider an appeal at the appropriate time. In such a case, if we choose to appeal, we would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the pendency of the appeal.

We have analyzed the potential for a loss from this litigation in accordance with SFAS 5. Due to our beliefs about our position in the case, and because we are unable to reasonably estimate the amount of loss we would incur if we do not prevail, we have not recorded a reserve for contingent loss. Should we ultimately lose the lawsuit, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly in the U.S.

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

We have made thirteen acquisitions of various sizes since we became an independent company in 1997, including our recent acquisition of System General Corporation completed in August 2007, and we plan to pursue additional acquisitions of related businesses. The costs of acquiring and integrating related businesses, or our failure to integrate them successfully into our existing businesses, could result in our company incurring unanticipated expenses and losses. In addition, we may not be able to identify or finance additional acquisitions or realize any anticipated benefits from acquisitions we do complete.

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

Distributors accounted for 68% of our net sales for the quarter ended July 1, 2007. Our top five distributors worldwide accounted for 21% of our net sales for the quarter ended July 1, 2007. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Like most technology companies, we have a history of using broad-based employee stock option programs to recruit and retain our workforce in a competitive employment marketplace. Although we have reduced our use of traditional stock options in the past several years in favor of restricted stock units, deferred stock units and performance-based equity awards, we still use stock options and expect to continue to use them as one component of our stock-based compensation program. As a result, our success will depend in part upon the continued use of stock options as a compensation tool. We plan to seek stockholder approval for increases in the number of shares available for grant under the Fairchild Semiconductor 2007 Stock Plan as well as other amendments that may be adopted from time to time which require stockholder approval. If these proposals do not receive stockholder approval, we may not be able to grant stock options and other equity awards to employees at the same levels as in the past, which could adversely affect our ability to attract, retain and motivate qualified personnel, and we may need to increase cash compensation in order to attract, retain and motivate employees, which could adversely affect our results of operations.

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

For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. On August 6, 2007, we settled a lawsuit brought against us by Lucent Technologies Inc. in January 2005 in New Jersey state court claiming breach of warranty and fraud. The settlement payment will occur in the third quarter of 2007. On January 5, 2007, White Rock Networks sued us and two distributors, Arrow Electronics and All American Semiconductor, in the U.S. District Court for the Eastern District of Texas, for violations of the Texas Deceptive Trade Practices Act relating to the mold compound issue, claiming unspecified damages. On May 17, 2007 White Rock amended their complaint to include fraud, negligence, and breach of contract claims and removed All American as a defendant. White Rock served us on May 25, 2007. We believe we have strong defenses against White Rock Networks’ claims and intend to vigorously defend the lawsuit.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we recorded a reserve for estimated potential settlement losses of $11.0 million in the Consolidated Statement of Operations during the second quarter of 2004, an additional $6.9 million the fourth quarter of 2005 and an additional $1.7 million in the second quarter of 2007. The increases in the reserve balances were due to changes in the estimated reserve requirements. These reserves were based upon assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. At July 1, 2007 and December 31, 2006, the reserve for estimated potential settlement losses was $6.4 million and $5.8 million, respectively. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current reserve.

Our international operations subject our company to risks not faced by domestic competitors.

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 76% of our revenues in the second quarter of 2007 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 14% of our revenue for the quarter ended July 1, 2007.

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

Our Chinese subsidiary, Fairchild Semiconductor (Suzhou), Co. Ltd, as one of the incentives for locating in the Suzhou Industrial Park, was granted by the Chinese government a 10 year preferential income tax holiday. On March 16, 2007, the Chinese government passed the unified enterprise income tax law with the intention to unify the taxing structure amongst both foreign invested enterprises as well as domestic enterprises. The new legislation, which becomes effective January 1, 2008, “grandfathers” enterprises currently enjoying tax incentives for a maximum period of five years. Fairchild Semiconductor (Suzhou), Co. Ltd will continue to enjoy these tax incentives gradually transitioning to the new statutory rate of 25% by 2013. We will continue to monitor the new income tax law and any guidance provided as we approach the January 1, 2008 effective date to refine the extent of the impact for 2008 and future years.

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

We are a leveraged company with a ratio of debt to equity at July 1, 2007 of approximately 0.5 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At July 1, 2007, we had total debt of $590.6 million and the ratio of this debt to equity was approximately 0.5 to 1. On June 22, 2006 we reduced the outstanding balance on the term loan by $50 million to $394 million. On June 26, 2006 we refinanced the existing senior credit facility consisting of a term loan of $375 million, replacing the previous $450 million term loan and replacing the previous $180 million revolving line of credit with a $100 million revolving line of credit, of which $78.6 million remained undrawn as of July 1, 2007, adjusted for outstanding letters of credit. In addition, there is a $200 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have important consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, from June 2006, permits borrowings of up to $100 million in revolving loans under the line of credit and up to $200 million under the uncommitted incremental term loan feature, in addition to the outstanding $375 million term loan that is currently outstanding under that facility. As of July 1, 2007, adjusted for outstanding letters of credit, we had up to $78.6 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of July 1, 2007, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities in the second quarter of 2007. The following table provides information with respect to purchases made by the company of its own common stock during the second quarter of 2007.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2007 - April 29, 2007	300,000	$17.41	—	—
April 30, 2007 - May 27, 2007	—	—	—	—
May 28, 2007 - July 1, 2007	—	—	—	—

Total	300,000	$17.41	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan or for other Board of Director authorized transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Our annual meeting of stockholders was held on May 2, 2007.

(b) The following directors were elected at the meeting by the following votes:

	VOTES FOR	VOTES WITHHELD
Richard A. Aurelio	112,812,773	1,549,329
Charles P. Carinalli	112,139,682	2,222,420
Robert F. Friel	112,835,565	1,526,537
Thomas L. Magnanti	112,138,015	2,224,087
Kevin J. McGarity	112,138,989	2,223,113
Bryan R. Roub	112,835,054	1,527,048
Ronald W. Shelly	108,040,474	6,321,628
William N. Stout	112,812,819	1,549,283
Mark S. Thompson	112,816,134	1,545,968

(c) In addition to the election of directors described above, the following matters were voted on at the meeting:

A proposal to approve the adoption of the Fairchild Semiconductor 2007 Stock Plan, as described in our definitive proxy statement filed with the Securities and Exchange Commission on March 30, 2007, was approved by the following votes:

FOR: 63,728,045	AGAINST: 41,128,512	ABSTAIN: 23,188	BROKER NON-VOTES: 9,482,357

A proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm of the company for 2007 was approved by the following votes:

FOR: 113,068,295	AGAINST: 1,279,314	ABSTAIN: 14,493

Item 5.	Other Information

Completion of Acquisition or Disposition of Assets. On February 8, 2007, we filed a Current Report on Form 8-K announcing that on February 5, 2007, our indirect wholly-owned Taiwanese subsidiary, New Conversion Co., Ltd., through a previously-announced tender offer, acquired 65,459,517 shares of Taipei-based System General Corporation (which represented approximately 95.6% of System General’s outstanding shares) at a price of NT$93 per share (or approximately US$185.7 million based on then-current exchange rates).

On August 3, 2007, New Conversion Co. completed the acquisition of the 3,017,758 remaining outstanding System General shares pursuant to a share swap. On June 23, 2007, New Conversion Co. issued redeemable preferred shares to the remaining System General shareholders in exchange for their shares in System General. The redemption date of the outstanding redeemable preferred shares was August 3, 2007. The redemption price is NT$93 per share (or approximately US$8.6 million based on current exchange rates). New Conversion Co. will be merged into System General in the second half of 2007, so that System General will be the surviving entity of the merger.

Settlement of Lawsuit. On August 6, 2007, we settled a lawsuit brought against us by Lucent Technologies Inc. in January 2005 in New Jersey state court claiming breach of warranty and fraud, on undisclosed terms. The settlement payment will occur in the third quarter of 2007.

Item 6.	Exhibits

Exhibit No.	Description
10.01	Fairchild Semiconductor 2007 Stock Plan (incorporated by reference from our current report on Form 8-K filed on May 4, 2007).

10.02	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan.

10.03	Form of Performance Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan.

10.04	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor 2007 Stock Plan.

10.05	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor 2007 Stock Plan.

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

Item 3 is not applicable and has been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: August 9, 2007	/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)