Form 10-Q
period 2007-09-30
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2007-11-08
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 30, 2007:

Title of Each Class	Number of Shares
Common Stock	124,422,975

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$397.1	$525.2
Short-term marketable securities	51.9	59.1
Accounts receivable, net of allowances of $39.0 and $40.4 at September 30, 2007 and December 31, 2006, respectively	184.6	163.3
Inventories	242.0	238.9
Deferred income taxes, net of allowances of $34.2 and $33.1 at September 30, 2007 and December 31, 2006, respectively	7.4	11.5
Other current assets	42.2	30.5

Total current assets	925.2	1,028.5
Property, plant and equipment, net	667.8	646.4
Deferred income taxes, net of allowances of $144.2 and $162.5 at September 30, 2007 and December 31, 2006, respectively	13.1	0.9
Intangible assets, net	129.2	103.6
Goodwill	353.2	229.9
Long-term marketable securities	2.0	2.1
Other assets	33.1	34.2

Total assets	$2,123.6	$2,045.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.8	$2.8
Accounts payable	142.8	90.2
Accrued expenses and other current liabilities	116.8	169.5

Total current liabilities	263.4	262.5
Long-term debt, less current portion	585.9	589.7
Deferred income taxes	36.0	35.0
Other liabilities	45.0	24.0

Total liabilities	930.3	911.2
Commitments and contingencies
Temporary equity - deferred stock units	2.9	2.2
Stockholders’ equity:
Common stock	1.3	1.2
Additional paid-in capital	1,363.3	1,319.1
Accumulated deficit	(150.6)	(182.5)
Accumulated other comprehensive income (loss)	(3.7)	1.0
Less treasury stock (at cost)	(19.9)	(6.6)

Total stockholders’ equity	1,190.4	1,132.2

Total liabilities, temporary equity and stockholders’ equity	$2,123.6	$2,045.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Total revenue	$426.8	$417.0	$1,238.3	$1,232.8
Cost of sales	297.4	289.1	882.8	857.4

Gross margin	129.4	127.9	355.5	375.4

Gross margin %	30.3%	30.7%	28.7%	30.5%

Operating expenses:
Research and development	26.9	28.5	82.4	81.0
Selling, general and administrative	57.3	61.4	175.0	181.7
Amortization of acquisition-related intangibles	5.6	5.9	18.0	17.6
Restructuring and impairments	2.4	—	8.5	—
Charge for potential litigation outcomes, net	7.8	—	9.5	—
(Gain) loss on sale of product line, net	0.4	(1.1)	0.4	(6.0)
Purchased in-process research and development	0.2	—	3.9	—

Total operating expenses	100.6	94.7	297.7	274.3

Operating income	28.8	33.2	57.8	101.1

Other expense, net	5.0	4.9	15.2	16.4

Income before income taxes	23.8	28.3	42.6	84.7

Provision for income taxes	3.5	3.2	12.6	10.0

Net income	$20.3	$25.1	$30.0	$74.7

Net income per common share:
Basic	$0.16	$0.20	$0.24	$0.61

Diluted	$0.16	$0.20	$0.24	$0.60

Weighted average common shares:
Basic	124.5	122.5	123.9	121.8

Diluted	126.8	124.5	126.2	124.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$20.3	$25.1	$30.0	$74.7
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(3.4)	0.4	(2.1)	(0.5)
Net amount reclassified to earnings for hedging	0.2	0.1	0.1	(0.6)
Net change associated with unrealized holding loss on marketable securities and investments	—	(0.2)	—	(2.8)
Net amount reclassified to earnings for marketable securities	—	(0.4)	—	(0.4)

Comprehensive income	$17.1	$25.0	$28.0	$70.4

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net income	$30.0	$74.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	94.8	86.4
Non-cash stock-based compensation expense	19.0	20.0
Non-cash restructuring and impairment expense	2.4	—
Loss on disposal of property, plant, and equipment	0.6	1.3
Non-cash financing expense	1.3	1.6
Deferred income taxes, net	(6.2)	(0.1)
Purchased in-process research and development	3.9	—
(Gain) loss on sale of product line	0.4	(6.0)
Gain on sale of strategic investment	—	(0.6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(14.1)	(32.3)
Inventories	5.5	(41.4)
Other current assets	(13.5)	(9.9)
Current liabilities	(13.4)	31.3
Other assets and liabilities, net	21.1	2.6

Cash provided by operating activities	131.8	127.6

Cash flows from investing activities:
Purchase of marketable securities	(162.2)	(117.1)
Sale of marketable securities	170.7	245.9
Maturity of marketable securities	0.1	50.1
Capital expenditures	(99.1)	(85.6)
Purchase of molds and tooling	(1.2)	(1.4)
Sale of strategic investment	—	1.1
Acquisitions and divestitures, net of cash acquired	(178.3)	5.4

Cash provided by (used in) investing activities	(270.0)	98.4

Cash flows from financing activities:
Repayment of long-term debt	(2.8)	(53.1)
Proceeds from issuance of common stock and from exercise of stock options, net	32.3	24.5
Purchase of treasury stock	(19.4)	(7.2)
Debt issuance costs	—	(1.4)

Cash provided by (used in) financing activities	10.1	(37.2)

Net change in cash and cash equivalents	(128.1)	188.8
Cash and cash equivalents at beginning of period	525.2	330.7

Cash and cash equivalents at end of period	$397.1	$519.5

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts for prior periods have been reclassified to conform to the current presentation. The company’s results for the nine months ended September 30, 2007 consists of 39 weeks, as compared to 40 weeks for the nine months ended October 1, 2006. The additional week in 2006 was in the company’s first quarter. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

Note 2 – Financial Statement Details

	September 30, 2007	December 31, 2006
	(In millions)
Inventories
Raw materials	$34.8	$31.3
Work in process	135.1	130.5
Finished goods	72.1	77.1

	$242.0	$238.9

	September 30, 2007	December 31, 2006
	(In millions)
Property, plant and equipment
Land and improvements	$26.8	$26.5
Buildings and improvements	315.7	312.8
Machinery and equipment	1,432.2	1,397.3
Construction in progress	87.3	59.0

Total property, plant and equipment	1,862.0	1,795.6
Less accumulated depreciation	1,194.2	1,149.2

	$667.8	$646.4

	September 30, 2007	December 31, 2006
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$46.5	$93.7
Accrued interest	4.4	1.9
Income taxes payable	21.4	25.5
Restructuring	3.0	1.0
Reserve for potential litigation outcomes	3.3	14.0
Other	38.2	33.4

	$116.8	$169.5

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In millions, except per share data)
Basic:
Net income	$20.3	$25.1	$30.0	$74.7

Weighted average shares outstanding	124.5	122.5	123.9	121.8

Net income per share	$0.16	$0.20	$0.24	$0.61

Diluted:
Net income	$20.3	$25.1	$30.0	$74.7

Basic weighted average shares outstanding	124.5	122.5	123.9	121.8
Assumed exercise of common stock equivalents	2.3	2.0	2.3	2.2

Diluted weighted average common and common equivalent shares	126.8	124.5	126.2	124.0

Net income per share	$0.16	$0.20	$0.24	$0.60

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	14.0	16.8	14.5	16.7

In addition, the computation of diluted earnings per share did not include the assumed conversion of the 5% Convertible Senior Subordinated Notes because the effect would have been anti-dilutive. As a result, $2.8 million and $8.3 million of interest expense was not added back to the numerator for the three and nine months ended September 30, 2007 and October 1, 2006, respectively. Potential common shares of 6.7 million were not included in the denominator for all periods presented.

Note 4 – Supplemental Cash Flow Information

	Nine Months Ended
	September 30, 2007	October 1, 2006
	(In millions)
Cash paid for:
Income taxes	$14.6	$18.9

Interest	$25.4	$28.4

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

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of September 30, 2007.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.7	$0.7
Due after one year through three years	0.3	0.3
Due after three years through ten years	1.1	1.1
Due after ten years	51.8	51.8

	$53.9	$53.9

Note 6 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

	Period of Amortization	As of September 30, 2007		As of December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2 - 15 years	$237.6	$(138.6)	$225.6	$(124.8)
Customer base	8 - 10 years	81.6	(57.5)	55.8	(54.1)
Core technology	10 years	3.9	(0.3)	—	—
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(0.3)	1.0	(0.1)
Process technology	5 years	1.6	(0.2)	—	—
Patents	4 years	5.4	(5.2)	5.4	(5.2)
Trademarks and tradenames	1 year	25.2	(25.0)	24.9	(24.9)

Subtotal		386.7	(257.5)	343.1	(239.5)
Goodwill		353.2	—	229.9	—

Total		$739.9	$(257.5)	$573.0	$(239.5)

The following table presents the carrying amount of goodwill by reporting unit.

	Analog Products	Functional Power	Standard Products	Total
	(In millions)
Balance as of September 30, 2007	$138.8	$159.9	$54.5	$353.2
Balance as of December 31, 2006	$15.5	$159.9	$54.5	$229.9

During the nine months ended September 30, 2007, goodwill and other gross intangible assets increased $123.3 million and $43.6 million, respectively, due to the acquisition of System General Corporation (System General), the total of which was assigned to the Analog Products group (see Item 1, Note 13 for further information).

The following table presents the estimated amortization expense for intangible assets for the remainder of 2007 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2007	$5.6
2008	22.0
2009	22.0
2010	21.9
2011	17.6
2012	15.4

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

The following table presents selected operating segment financial information for the three and nine months ended September 30, 2007 and October 1, 2006.

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In millions)
Revenue and operating income (loss):
Functional Power
Total revenue	$234.8	$227.4	$687.0	$668.8
Operating income	38.2	35.9	95.3	93.9

Analog Products
Total revenue	92.4	76.4	256.9	238.3
Operating loss	(3.5)	(10.2)	(26.2)	(6.7)

Standard Products
Total revenue	99.6	113.2	294.4	325.7
Operating income	10.8	13.4	26.4	28.2

Other
Operating loss (1)	(16.7)	(5.9)	(37.7)	(14.3)

Total consolidated
Total revenue	$426.8	$417.0	$1,238.3	$1,232.8
Operating income	$28.8	$33.2	$57.8	$101.1

(1)	The three and nine months ended September 30, 2007 includes $6.1 million and $19.0 million of stock-based compensation expense, $2.4 million and $8.5 million of restructuring and impairments expense and $7.8 million and $9.5 million in charges for potential litigation outcomes, net, respectively. Also included in the three and nine months ended September 30, 2007 is a net loss of $0.4 million on the sale of a product line. In addition, the nine months ended September 30, 2007 includes $0.3 million of other expense. The three and nine months ended October 1, 2006 includes $7.1 million and $20.0 million of stock-based compensation expense, and a net gain of $1.1 million and $6.0 million on the sale of a product line, respectively. In addition, the three and nine months ended October 1, 2006 includes $0.4 million of fees associated with the refinancing of the senior credit facility.

Note 8 – Restructuring and Impairments

During the three and nine months ended September 30, 2007, the company recorded $2.4 million and $8.5 million, respectively, in restructuring and impairment charges associated with the 2006 and 2007 Infrastructure Realignment Programs. In the third quarter of 2007, the $2.4 million was primarily related to employee separation costs associated with the 2007 Infrastructure Realignment Program. The remaining six months of 2007 includes $2.6 million in employee separation costs, $2.4 million in asset impairment costs and $0.2 million in contract cancellation costs, all associated with the 2007 Infrastructure Realignment Program. In addition, there was $0.9 million in employee separation costs associated with the 2006 Infrastructure Realignment Program. There were no restructuring and impairment charges recorded during the three and nine months ended October 1, 2006.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the three and nine months ended September 30, 2007 (in millions).

	Accrual Balance at 12/31/2006	New Charges	Cash Paid	Non-Cash Items	Accrual Balance at 4/1/2007
2005 Infrastructure Realignment Program:
Employee Separation Costs	$0.1	$—	$(0.1)	$—	$—

2006 Infrastructure Realignment Program:
Employee Separation Costs	0.9	0.6	(0.7)	—	0.8

	$1.0	$0.6	$(0.8)	$—	$0.8

	Accrual Balance at 4/1/2007	New Charges	Cash Paid	Non-Cash Items	Accrual Balance at 7/1/2007
2006 Infrastructure Realignment Program:
Employee Separation Costs	$0.8	$0.3	$(0.6)	$—	$0.5

2007 Infrastructure Realignment Program:
Employee Separation Costs	—	2.6	(1.2)	—	1.4
Asset Impairment, Other	—	2.6	—	(2.4)	0.2

	$0.8	$5.5	$(1.8)	$(2.4)	$2.1

	Accrual Balance at 7/1/2007	New Charges	Cash Paid	Non-Cash Items	Accrual Balance at 9/30/2007
2006 Infrastructure Realignment Program:
Employee Separation Costs	$0.5	$—	$(0.5)	$—	$—

2007 Infrastructure Realignment Program:
Employee Separation Costs	1.4	2.4	(1.0)	—	2.8
Asset Impairment, Other	0.2	—	—	—	0.2

	$2.1	$2.4	$(1.5)	$—	$3.0

The company expects to complete payment of substantially all of the above restructuring accruals by the second quarter of 2008.

Note 9 – Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The company adopted FIN 48 on January 1, 2007. With the implementation of FIN 48, the company recognized a cumulative effect adjustment increasing January 1, 2007 retained earnings by $1.9 million. The company also recognized a $1.8 million increase to deferred tax assets; however, due to a full valuation allowance against the company’s U.S. deferred taxes, there was no retained earnings impact. At the date of adoption, the company had $62.7 million of unrecognized tax benefits which increased to $68.7 million as of September 30, 2007. Of the total unrecognized tax benefits at the date of adoption and September 30, 2007, $10.5 million and $12.3 million, respectively, would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, as the company has a full valuation allowance against its U.S. deferred taxes.

As of September 30, 2007, $0.8 million is recorded in other current liabilities in anticipation of a resolution of some of the company’s income tax recognition exposures within the next 12 months.

The company’s major tax jurisdictions as of the adoption of FIN 48 are the U.S. and Korea. For the U.S., the company has open tax years dating back to 1999 due to the carryforward of tax attributes. In Korea, the company has five open tax years dating back to 2002.

Penalties and interest relating to uncertain tax positions is recognized as a component of income tax expense, of which the company had accrued $2.0 million and $2.3 million as of September 30, 2007 and January 1, 2007, respectively. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

Note 10 – Stock-Based Compensation

The following table summarizes stock-based compensation expense under SFAS 123(R), Share-Based Payment, by financial statement line for the three and nine months ended September 30, 2007.

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(In millions)
Cost of sales	$1.2	$1.7	$4.2	$4.1
Research and development	0.9	1.1	2.9	3.4
Selling, general and administrative	4.0	4.3	11.9	12.5

	$6.1	$7.1	$19.0	$20.0

The company capitalized $0.8 million of stock-based compensation cost into inventory as of September 30, 2007.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2007 (in thousands).

Shares
Outstanding at beginning of period	22,844
Granted	1,060
Exercised	(1,412)
Forfeited	(337)
Expired	(874)

Outstanding at end of period	21,281

The weighted average exercise price of stock options granted during the period was $17.92 and the related weighted average grant-date fair value was $7.83.

Deferred Stock Units

The following table summarizes DSU activity for the nine months ended September 30, 2007 (in thousands).

Shares
Nonvested at beginning of period	330
Granted	59
Vested	(65)

Nonvested at end of period	324

The weighted average grant-date fair value of DSUs granted during the period was $17.89.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2007 (in thousands).

Shares
Nonvested at beginning of period	303
Granted	632
Vested	(70)
Forfeited	(46)

Nonvested at end of period	819

The weighted average grant-date fair value of RSUs granted during the period was $17.77.

Performance Units

The following table summarizes PU activity for the nine months ended September 30, 2007 (in thousands).

Shares
Nonvested at beginning of period	812
Granted (1)	232
Vested	(269)
Forfeited	(35)

Nonvested at end of period	740

(1)	Represents the estimated potential award based on the 2007 fiscal year performance metric attainment.

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

	Nine Months Ended
	September 30, 2007	October 1, 2006
Expected volatility	41.7%	53.0%
Dividend yield	—	—
Risk-free interest rate	4.8%	4.5%
Expected life, in years	5.0	3.9
Forfeiture rate	6.7%	5.6%

Expected volatility. The company utilizes an average of implied volatility and the most recent historical volatility commensurate with expected life. Effective for fiscal year 2007, the company modified its volatility assumption to include an implied volatility factor. The company determined during the annual review of its volatility assumption that it would be appropriate to include implied volatility, as described in SAB 107. The change in assumption was immaterial to stock-based compensation expense during the three and nine months ended September 30, 2007.

Dividend yield. The company does not pay a dividend, therefore this input is not applicable.

Risk-free interest rate. The company estimated the risk-free interest rate based on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption.

Expected life. The company has evaluated expected life based on history and exercise patterns across its demographic population. The company believes that this historical data is the best estimate of the expected life of a new option, and that generally all groups of our employees exhibit similar exercise behavior. Effective for fiscal year 2007, the company performed an annual review of the expected life assumption and determined that an expected life of 5.0 years is more indicative of actual exercise behavior than the previous 3.9 years. Accordingly, all grants for 2007 will be assigned an expected life of 5.0 years. The change in assumption was immaterial to stock-based compensation expense during the three and nine months ended September 30, 2007.

Forfeiture rate. The company has applied an annual forfeiture rate of 6.7%, 5.9%, 0.6% and 4.6% to all unvested options, RSUs, DSUs and PUs, respectively, as of September 30, 2007. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.

Note 11 – Derivatives

The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with SFAS 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the fair value of these hedges is recorded on the balance sheet.

Foreign Currency Derivatives. The company uses currency forward and combination option contracts to hedge a portion of its forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine peso, Malaysian ringgit, Korean won and Chinese yuan. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement 133, did not have a material impact on earnings for the nine months ended September 30, 2007. No cash flow hedges were derecognized or discontinued for the nine months ended September 30, 2007 and October 1, 2006.

Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that the entire $0.4 million of net unrealized derivative losses included in OCI will be reclassified into earnings within the next twelve months.

Interest Rate Derivatives. The company’s variable-rate debt exposes the company to variability in interest payments due to changes in interest rates. The company uses a forward interest rate swap to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt.

Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and there was no ineffectiveness as of September 30, 2007.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. There is currently $0.9 million of unrealized losses included in OCI. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

Note 12 – Contingencies

Phosphorus Mold Compound Litigation and Claims. From time to time since late 2001, the company has received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. The company has been named in lawsuits relating to these mold compound claims. On August 6, 2007, the company settled a lawsuit brought against the company by Lucent Technologies Inc. in January 2005 in New Jersey state court claiming breach of warranty and fraud. The settlement payment occurred in the third quarter of 2007. On January 5, 2007, White Rock Networks sued the company and two distributors, Arrow Electronics and All American Semiconductor, in the U.S. District Court for the Eastern District of Texas, for violations of the Texas Deceptive Trade Practices Act relating to the mold compound issue, claiming unspecified damages. On May 17, 2007 White Rock amended its complaint to include fraud, negligence, and breach of contract claims and removed All American Semiconductor as a defendant. White Rock served the company on May 25, 2007. The company believes it has strong defenses against White Rock’s claims and intends to vigorously defend the lawsuit. Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and the company may face additional lawsuits as a result. The company has resolved similar claims with several of its leading customers. The company has exhausted insurance coverage for such customer claims.

Patent Litigation with Power Integrations, Inc. On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. Power Integrations alleges that certain of the company’s pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing the company from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. The company has analyzed the Power Integrations patents in light of the company’s products and, based on that analysis, does not believe the company’s products violate Power Integrations’ patents. Accordingly, the company is vigorously contesting this lawsuit. The trial in the case has been divided into three phases. The first phase, held October 2-10, 2006, was on infringement, the willfulness of any infringement, and damages. On October 10, 2006, a jury returned a verdict finding that 33 of the company’s PWM products infringe one or more of seven claims of the four patents being asserted. The jury also found that the company’s infringement was willful, and assessed damages against the company of approximately $34 million. That verdict remains subject to the company’s appeal. The second phase of the trial, held September 17-21, 2007 before a different jury, was on the validity of the Power Integrations patents being asserted. On September 21, 2007 a jury returned a verdict in the second phase, finding that the four Power Integrations patents asserted in the lawsuit are valid. The third phase of the trial covers the enforceability of the patents. The third phase began on September 21, 2007 and is still pending before the court. Rulings from the enforceability phase of the litigation may overturn parts of the jury verdict on the second phase.

Power Integrations must prevail on all three phases of the trial to receive a judgment for damages and an injunction against the company. Power Integrations may seek an injunction to prevent the company from making, selling or offering to sell in the United States, or from importing into the United States, products that infringe patents that are found valid and enforceable. Power Integrations has announced its intention to seek such an injunction in such event.

The jury in the first phase of the trial assessed damages against the company of approximately $34 million. Because the jury also found that the company’s infringement was willful, the judge in the case will have discretion to increase the damages award by up to three times the amount of the final damages award. The final damages award would be determined after the third phase of the trial. Damages may be increased by the judge to account for certain sales by the company after October 20, 2006 and as a result of the willful infringement finding. It is also possible that the company could be required to pay Power Integrations’ attorney’s fees and pre-judgment interest.

The results of litigation are difficult to predict and no assurance can be given that the company will succeed in proving the patents unenforceable. As discussed above, the judge overseeing the case has discretion over the amount of damages awarded, and over the granting and scope of any injunction against the company. Any damages award or injunction would be subject to appeal and the company expects to contest several aspects of the litigation and would carefully consider an appeal at the appropriate time. The company believes one aspect of the jury’s verdict finding that the company had willfully infringed the Power Integrations patents should be dismissed or put to a new trial because of an August 20, 2007 decision by the U.S. Court of Appeals for the Federal Circuit that significantly changed the law of willfulness as applied to patent infringement cases. The company also expects to request a reduction in the level of damages awarded in the first phase of the litigation because of errors that the company believes were made in the calculation of damages. The company also plans to contest the jury’s finding in the second (validity) phase of the case as well as other decisions made by the court during the course of the litigation, including the division of the trial into several phases, rulings construing the claims of the patents involved and limitations on the evidence the company was permitted to present. If the company chooses to appeal, the company would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the pendency of the appeal. Should the company ultimately lose the lawsuit, or if an injunction is issued while an appeal is pending, such result could have an adverse impact on the company’s ability to sell products found to be infringing, either directly or indirectly in the U.S.

In a separate action, the company filed a lawsuit on April 11, 2006, against Power Integrations in the United States District Court for the Eastern District of Texas. The lawsuit asserts that Power Integrations’ PWM products infringe U.S. Patent No. 5,264,719. This lawsuit has since been transferred to the United States District Court for the District of Delaware. Intersil Americas owns U.S. Patent No. 5,264,719, for High Voltage Lateral Semiconductor Devices, and is a co-plaintiff with the company in the lawsuit. The company has held license rights under the patent since acquiring Intersil’s power discrete business in 2001, and the company more recently secured exclusive rights to assert the patent against Power Integrations. The company intends to take all possible steps to seek a court order to stop Power Integrations from making, using, selling, offering for sale or importing any infringing Power Integrations’ products into the U.S., and to obtain monetary damages for any Power Integrations’ infringing activities.

The company has acquired another company that is also involved in patent litigation with Power Integrations. The company recently completed the acquisition of System General Corporation (see Item 1, Note 13 for further information). System General is currently appealing to the U.S. Court of Appeals for the Federal Circuit the outcome of proceedings before the U.S. International Trade Commission (ITC) involving allegations of patent infringement, and is a defendant in a patent infringement lawsuit in the U.S. District Court for the Northern District of California. The district court action has been stayed at least until the appeals court issues its decision on System General’s appeal of the ITC’s final determination. Both the ITC proceeding and the lawsuit were initiated by Power Integrations. A hearing on the appeal was scheduled for November 9, 2007. As in all litigation, the results of these matters are difficult to predict and no assurance can be given as to the outcome of these proceedings. An adverse outcome in these matters could negatively impact the company’s financial results, and should the company ultimately lose the lawsuit, such result could have an adverse impact on the company’s ability to sell products found to be infringing, either directly or indirectly in the U.S.

ZTE Corporation v. Fairchild Semiconductor Corporation. On December 30, 2004, the company’s wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by Zhongxing Telecom Ltd. (ZTE), a communications equipment manufacturer, in the Intermediate People’s Court of Shenzhen, Guangdong Province, People’s Republic of China. ZTE alleged that certain of the company’s products were defective and caused personal injury and/or property loss to ZTE. ZTE claimed 65,733,478 Chinese yuan as damages. The company contested the lawsuit in a trial held on October 20, 2005. On December 29, 2006, the company was informed that the court had ruled in favor of ZTE and had ordered Fairchild to pay RMB 65,733,478 (equivalent to approximately $8.6 million U.S. dollars based on exchange rates at September 30, 2007) to ZTE. The company appealed to the Higher People’s Court of Guangdong Province. On August 22, 2007, the company settled the lawsuit for approximately $4.0 million U.S. dollars.

Patent Litigation with Alpha & Omega Semiconductor, Inc. On May 17, 2007, Alpha & Omega Semiconductor, Inc. (AOS) filed suit against the company in the U.S. District Court for the Northern District of California alleging that the company is infringing two of its patents. AOS is seeking unspecified damages and an injunction against the company. The company in turn filed suit against AOS in the same court on May 18, 2007, alleging that AOS is infringing four of the company’s patents. The company is also seeking unspecified damages and an injunction. The cases were consolidated on July 31, 2007. On October 2, 2007, the parties were granted leave to amend their complaints to assert additional patents. The company asserted two additional patents against AOS, and AOS asserted one additional patent against the company.

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

The company has analyzed the potential litigation outcomes from all the above mentioned claims in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. While the exact amount of these losses is not known, the company has recorded a charge for potential litigation outcomes in the Consolidated Statement of Operations, based upon the company’s assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of September 30, 2007 the company’s balance for potential litigation outcomes was $13.3 million. If the company continues to receive additional claims, if more of these claims proceed to litigation or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur liabilities in excess of the current reserves.

From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on the company’s business, financial condition, results of operations or cash flows.

Note 13 – Acquisitions and Divestitures

On January 2, 2007, the company launched a tender offer in Taiwan to acquire 100% of the outstanding shares of Taipei-based System General. System General is a leading supplier of analog power management semiconductors for AC/DC offline power conversion in computers, LCD monitors, printers, chargers, and consumer products. At the closing of the tender offer on February 5, 2007, 65,459,517 shares of System General stock were acquired, representing approximately 95.6% of System General’s outstanding shares. The company acquired the remaining System General shares effective August 3, 2007. The total amount paid in cash for the 100% interest, net of cash acquired, was approximately $179.8 million.

As of August 3, 2007, the operating results of System General are now included in the accompanying consolidated financial statements based on 100% ownership of System General. Prior to August 3, 2007, the operating results of System General were included in the accompanying consolidated financial statements based on the 95.6% ownership interest of the fair value of System General. The remaining portion of the acquired net assets represented the minority interests’ ownership and was reflected on the company’s balance sheet based on the historical carrying amounts of the acquired enterprise. In connection with the acquisition, the company recorded a charge of $3.9 million for in-process research and development during the first nine months of 2007. The company also acquired goodwill of approximately $123.3 million with the remainder of the purchase price in excess of the fair value of net tangible assets allocated to various other intangible assets. The purchase price allocation as of September 30, 2007 is based on the company’s estimate of the fair value of identifiable intangible and net tangible assets acquired.

No proforma results of operations are presented because System General does not constitute a “significant subsidiary”.

On September 5, 2007, the company announced the sale of selected assets of the Radio Frequency (RF) product line to ANADIGICS, Inc. for approximately $1.5 million, net of cash expended for transaction fees. As a result of the sale, the company recorded a net loss of $0.4 million during the third quarter of 2007.

Note 14 – Condensed Consolidating Financial Statements

The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under the company’s senior credit facility and Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of September 30, 2007 and December 31, 2006 and related condensed consolidating statements of operations for the three and nine months ended September 30, 2007 and October 1, 2006 and condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and October 1, 2006.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	September 30, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$150.8	$—	$246.3	$—	$397.1
Short-term marketable securities	—	51.5	—	0.4	—	51.9
Accounts receivable, net	—	15.1	—	169.5	—	184.6
Inventories	—	38.6	0.4	203.0	—	242.0
Deferred income taxes, net	—	(2.5)	—	9.9	—	7.4
Other current assets	—	16.2	0.1	25.9	—	42.2

Total current assets	—	269.7	0.5	655.0	—	925.2

Property, plant and equipment, net	—	256.8	1.0	410.0	—	667.8
Deferred income taxes	—	6.7	—	6.4	—	13.1
Intangible assets, net	—	21.2	10.2	97.8	—	129.2
Goodwill	—	167.7	61.7	123.8	—	353.2
Long-term marketable securities	—	2.0	—	—	—	2.0
Investment in subsidiary	1,196.9	1,217.3	447.4	299.7	(3,161.3)	—
Other assets	—	15.1	0.9	17.1	—	33.1

Total assets	$1,196.9	$1,956.5	$521.7	$1,609.8	$(3,161.3)	$2,123.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.8	$—	$—	$—	$3.8
Accounts payable	—	33.4	0.4	109.0	—	142.8
Accrued expenses and other current liabilities	—	47.5	2.6	66.7	—	116.8

Total current liabilities	—	84.7	3.0	175.7	—	263.4

Long-term debt, less current portion	—	585.9	—	—	—	585.9
Net intercompany (receivable) payable	—	50.8	(229.5)	178.7	—	—
Deferred income taxes	—	29.3	—	6.7	—	36.0
Other liabilities	—	10.9	—	34.1	—	45.0

Total liabilities	—	761.6	(226.5)	395.2	—	930.3

Commitments and contingencies
Temporary equity—deferred stock units	2.9	—	—	—	—	2.9
Stockholders’ equity:
Common stock	1.3	—	—	—	—	1.3
Additional paid-in capital	1,363.3	—	—	—	—	1,363.3
Retained earnings (accumulated deficit)	(150.7)	1,196.9	748.2	1,216.3	(3,161.3)	(150.6)
Accumulated other comprehensive loss	—	(2.0)	—	(1.7)	—	(3.7)
Less treasury stock (at cost)	(19.9)	—	—	—	—	(19.9)

Total stockholders’ equity	1,194.0	1,194.9	748.2	1,214.6	(3,161.3)	1,190.4

Total liabilities, temporary equity and stockholders’ equity	$1,196.9	$1,956.5	$521.7	$1,609.8	$(3,161.3)	$2,123.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$151.6	$0.3	$793.8	$(518.9)	$426.8
Cost of sales	—	139.1	0.9	676.3	(518.9)	297.4

Gross margin	—	12.5	(0.6)	117.5	—	129.4

Operating expenses:
Research and development	—	14.3	2.7	9.9	—	26.9
Selling, general and administrative	—	32.7	1.4	23.2	—	57.3
Amortization of acquisition-related intangibles	—	1.4	0.5	3.7	—	5.6
Restructuring and impairments	—	2.0	0.1	0.3	—	2.4
Charge for potential litigation outcomes	—	(2.2)	—	10.0	—	7.8
Loss on sale of product line, net	—	0.2	—	0.2	—	0.4
Purchased in-process research & development	—	—	—	0.2	—	0.2

Total operating expenses	—	48.4	4.7	47.5	—	100.6

Operating income (loss)	—	(35.9)	(5.3)	70.0	—	28.8

Other (income) expense, net	—	7.7	—	(2.7)	—	5.0
Equity in subsidiary income	(20.3)	(66.3)	(1.8)	—	88.4	—

Income (loss) before income taxes	20.3	22.7	(3.5)	72.7	(88.4)	23.8

Provision for income taxes	—	2.4	—	1.1	—	3.5

Net income (loss)	$20.3	$20.3	$(3.5)	$71.6	$(88.4)	$20.3

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Nine Months Ended September 30, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$414.2	$0.9	$2,284.8	$(1,461.6)	$1,238.3
Cost of sales	—	377.3	3.3	1,963.8	(1,461.6)	882.8

Gross margin	—	36.9	(2.4)	321.0	—	355.5

Operating expenses:
Research and development	—	45.0	8.8	28.6	—	82.4
Selling, general and administrative	—	103.6	4.1	67.3	—	175.0
Amortization of acquisition-related intangibles	—	4.2	1.5	12.3	—	18.0
Restructuring and impairments	—	3.7	1.7	3.1	—	8.5
Charge for potential litigation outcomes	—	(0.5)	—	10.0	—	9.5
Loss on sale of product line, net	—	0.2	—	0.2	—	0.4
Purchased in-process research & development	—	—	—	3.9	—	3.9

Total operating expenses	—	156.2	16.1	125.4	—	297.7

Operating income (loss)	—	(119.3)	(18.5)	195.6	—	57.8

Other (income) expense, net	—	22.4	—	(7.2)	—	15.2
Equity in subsidiary (income) loss	(30.0)	(175.8)	6.2	—	199.6	—

Income (loss) before income taxes	30.0	34.1	(24.7)	202.8	(199.6)	42.6

Provision for income taxes	—	4.1	—	8.5	—	12.6

Net income (loss)	$30.0	$30.0	$(24.7)	$194.3	$(199.6)	$30.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(24.7)	$—	$156.5	$131.8

Investing activities:
Purchase of marketable securities	—	(151.9)	—	(10.3)	(162.2)
Sale of marketable securities	—	159.6	—	11.1	170.7
Maturity of marketable securities	—	0.1	—	—	0.1
Capital expenditures	—	(26.4)	—	(72.7)	(99.1)
Purchase of molds and tooling	—	—	—	(1.2)	(1.2)
Acquisitions and divestitures, net of cash	—	(178.3)	—	—	(178.3)
Investment (in) from affiliate	(12.9)	12.9	—	—	—

Cash used in investing activities	(12.9)	(184.0)	—	(73.1)	(270.0)

Financing activities:
Repayment of long-term debt	—	(2.8)	—	—	(2.8)
Proceeds from issuance of common stock and from exercise of stock options, net	32.3	—	—	—	32.3
Purchase of treasury stock	(19.4)	—	—	—	(19.4)

Cash provided by (used in) financing activities	12.9	(2.8)	—	—	10.1

Net change in cash and cash equivalents	—	(211.5)	—	83.4	(128.1)
Cash and cash equivalents at beginning of period	—	362.3	—	162.9	525.2

Cash and cash equivalents at end of period	$—	$150.8	$—	$246.3	$397.1

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$0.1	$—	$14.5	$14.6

Interest	$—	$25.4	$—	$—	$25.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$362.3	$—	$162.9	$—	$525.2
Short-term marketable securities	—	59.1	—	—	—	59.1
Accounts receivable, net	—	18.3	(0.1)	145.1	—	163.3
Inventories	—	43.7	0.5	194.7	—	238.9
Deferred income taxes, net	—	—	—	11.5	—	11.5
Other current assets	—	18.1	—	12.4	—	30.5

Total current assets	—	501.5	0.4	526.6	—	1,028.5

Property, plant and equipment, net	—	264.4	1.6	380.4	—	646.4
Deferred income taxes	—	—	—	0.9	—	0.9
Intangible assets, net	—	25.6	11.7	66.3	—	103.6
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	2.1	—	—	—	2.1
Investment in subsidiary	1,133.4	985.3	250.2	259.6	(2,628.5)	—
Other assets	—	14.8	2.0	17.4	—	$34.2

Total assets	$1,133.4	$1,961.4	$327.7	$1,251.6	$(2,628.5)	$2,045.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2.8	$—	$—	$—	$2.8
Accounts payable	—	25.1	0.6	64.5	—	90.2
Accrued expenses and other current liabilities	—	95.8	4.2	69.5	—	169.5

Total current liabilities	—	123.7	4.8	134.0	—	262.5

Long-term debt, less current portion	—	589.7	—	—	—	589.7
Net intercompany (receivable) payable	—	88.1	(245.8)	157.7	—	—
Deferred income taxes	—	26.1	—	8.9	—	35.0
Other liabilities	—	0.5	—	23.5	—	24.0

Total liabilities	—	828.1	(241.0)	324.1	—	911.2

Commitments and contingencies
Temporary equity—deferred stock units	2.2	—	—	—	—	2.2
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,319.1	—	—	—	—	1,319.1
Retained earnings (accumulated deficit)	(182.5)	1,133.4	568.7	926.4	(2,628.5)	(182.5)
Accumulated other comprehensive income (loss)	—	(0.1)	—	1.1	—	1.0
Less treasury stock (at cost)	(6.6)	—	—	—	—	(6.6)

Total stockholders’ equity	1,131.2	1,133.3	568.7	927.5	(2,628.5)	1,132.2

Total liabilities, temporary equity and stockholders’ equity	$1,133.4	$1,961.4	$327.7	$1,251.6	$(2,628.5)	$2,045.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended October 1, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$377.6	$0.7	$510.0	$(471.3)	$417.0
Cost of sales	—	337.7	0.5	422.2	(471.3)	289.1

Gross margin	—	39.9	0.2	87.8	—	127.9

Operating expenses:
Research and development	—	17.0	3.8	7.7	—	28.5
Selling, general and administrative	—	39.2	1.4	20.8	—	61.4
Amortization of acquisition-related intangibles	—	1.4	0.6	3.9	—	5.9
(Gain) loss on sale of product line, net	—	0.1	(1.2)	—	—	(1.1)

Total operating expenses	—	57.7	4.6	32.4	—	94.7

Operating income (loss)	—	(17.8)	(4.4)	55.4	—	33.2

Other (income) expense, net	—	6.6	—	(1.7)	—	4.9
Equity in subsidiary income	(25.1)	(50.7)	(8.6)	—	84.4	—

Income before income taxes	25.1	26.3	4.2	57.1	(84.4)	28.3

Provision for income taxes	—	1.2	—	2.0	—	3.2

Net income	$25.1	$25.1	$4.2	$55.1	$(84.4)	$25.1

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Nine Months Ended October 1, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$1,134.7	$2.6	$1,507.0	$(1,411.5)	$1,232.8
Cost of sales	—	1,011.5	4.2	1,253.2	(1,411.5)	857.4

Gross margin	—	123.2	(1.6)	253.8	—	375.4

Operating expenses:
Research and development	—	47.6	11.1	22.3	—	81.0
Selling, general and administrative	—	115.9	5.5	60.3	—	181.7
Amortization of acquisition-related intangibles	—	4.1	1.6	11.9	—	17.6
(Gain) loss on sale of product line, net	—	0.1	(5.7)	(0.4)	—	(6.0)

Total operating expenses	—	167.7	12.5	94.1	—	274.3

Operating income (loss)	—	(44.5)	(14.1)	159.7	—	101.1

Other (income) expense, net	—	22.3	(0.2)	(5.7)	—	16.4
Equity in subsidiary income	(74.7)	(142.6)	(18.8)	—	236.1	—

Income before income taxes	74.7	75.8	4.9	165.4	(236.1)	84.7

Provision for income taxes	—	1.1	—	8.9	—	10.0

Net income	$74.7	$74.7	$4.9	$156.5	$(236.1)	$74.7

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended October 1, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Cash flows provided by operating activities:	$—	$42.5	$0.4	$84.7	$127.6

Investing activities:
Purchase of marketable securities	—	(117.1)	—	—	(117.1)
Sale of marketable securities	—	245.9	—	—	245.9
Maturity of marketable securities	—	50.1	—	—	50.1
Capital expenditures	—	(21.1)	(0.4)	(64.1)	(85.6)
Purchase of molds and tooling	—	—	—	(1.4)	(1.4)
Sale of strategic investment	—	1.1	—	—	1.1
Acquisitions and divestitures, net of cash	—	5.4	—	—	5.4
Investment (in) from affiliate	(17.3)	17.3	—	—	—

Cash provided by (used in) investing activities	(17.3)	181.6	(0.4)	(65.5)	98.4

Financing activities:
Repayment of long-term debt	—	(53.1)	—	—	(53.1)
Proceeds from issuance of common stock and from exercise of stock options, net	24.5	—	—	—	24.5
Purchase of treasury stock	(7.2)	—	—	—	(7.2)
Debt Issuance costs	—	(1.4)	—	—	(1.4)

Cash provided by (used in) financing activities	17.3	(54.5)	—	—	(37.2)

Net change in cash and cash equivalents	—	169.6	—	19.2	188.8
Cash and cash equivalents at beginning of period	—	180.9	—	149.8	330.7

Cash and cash equivalents at end of period	$—	$350.5	$—	$169.0	$519.5

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$12.4	$—	$6.5	$18.9

Interest	$—	$28.4	$—	$—	$28.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

Overview

Our primary business goal for 2007 is to focus on new product development. The development of new products will increase our mix of more proprietary, higher margin products as we continue to deemphasize outdated, lower margin products. We target annual capital expenditures to be in the range of 6 to 8% of sales as we focus on opportunities to increase capacity at our factories. When opportunity for rapid payback exists, we may exceed the high end of this range. We expect to be above the high end of this range in 2007. Another important business goal is to decrease the volatility of our sales and earnings across the semiconductor business cycle. We continue to tightly control our production output to match end market demand through tight control of our inventory by maintaining a foundation of strong supply chain and inventory channel management. This includes our target of keeping our distribution inventory on hand at 11 weeks, plus or minus a week. At the end of the third quarter of 2007, distribution inventory on hand was less than 11 weeks, within our acceptable level. We also continue to manage our internal inventories, with a target range of 10 weeks of internal inventory, plus or minus a week. Our internal inventory was within the target range at just under 11 weeks at the end of the third quarter of 2007. By tightly controlling inventories we reduce the impact that inventory corrections can have on our shipments and revenues.

The Analog Products Group strategy is to develop leading edge products that provide performance and cost advantages to our customers. As part of this strategy, we have accelerated investments in research and development for continued development of advanced process and package technology. We provide differentiated products with clear performance advantages by working closely with our customers to understand their system needs, and delivering products on time with stable lead times. We believe our R&D investments in the Analog Products group will generate sales growth opportunities in the future. In addition, we completed our acquisition of System General Corporation (System General) in August 2007. We believe the integration of System General into the Analog Products Group will contribute to sales and gross margin increases across our entire power conversion business.

The Functional Power Group continues to develop leading edge MOSFET silicon technology, state of the art packaging technologies and integrated custom power system solutions. By integrating our technology, expertise and packaging technologies into a complete solution for our customers, we expect to steadily improve gross margins and at the same time, the value proposition to our customers. In our low voltage product line, we seek to deliver exceptional product performance by optimizing silicon processes to satisfy specific application requirements for our customers. This enables us to deliver solutions with greater energy efficiency than is commonly available. Our high voltage solutions are designed to provide improved energy efficiency and battery lifetimes in consumer, industrial, and automotive applications. We produce a wide range of Smart Power Modules that enable the transition from single speed AC motors to variable speed AC and DC motors which are up to 60% more energy efficient. We believe the growing global focus on energy efficiency will continue to drive strong growth in this product line.

The Standard Products Group continues to follow our “asset-light” investment strategy for many of our standard products, which typically have lower gross margins and lower or negative long-term sales growth potential. Through this strategy we are gradually transferring the manufacturing for these mature products to third-party subcontractors, where appropriate, thereby allowing our own manufacturing facilities to focus on building higher growth, higher margin and more proprietary products. This strategy should improve return on invested capital by minimizing the operating expenses required to support the business. We believe that by following this long term “asset-light” approach for mature products, we will improve our return on invested capital and lessen our exposure to falling prices on commodity products during industry downturns.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Nine Months Ended
	September 30,		October 1,		September 30,		October 1,
	2007		2006		2007		2006
	(Dollars in millions)
Total revenue	$426.8	100.0%	$417.0	100.0%	$1,238.3	100.0%	$1,232.8	100.0%
Gross margin	129.4	30.3%	127.9	30.7%	355.5	28.7%	375.4	30.5%

Operating expenses:
Research and development	26.9	6.3%	28.5	6.8%	82.4	6.7%	81.0	6.6%
Selling, general and administrative	57.3	13.4%	61.4	14.7%	175.0	14.1%	181.7	14.7%
Amortization of acquisition-related intangibles	5.6	1.3%	5.9	1.4%	18.0	1.5%	17.6	1.4%
Restructuring and impairments	2.4	0.6%	—	0.0%	8.5	0.7%	—	0.0%
Charge for potential litigation outcomes, net	7.8	1.8%	—	0.0%	9.5	0.8%	—	0.0%
(Gain) loss on sale of product line, net	0.4	0.1%	(1.1)	-0.3%	0.4	0.0%	(6.0)	-0.5%
Purchased in-process research and development	0.2	0.0%	—	0.0%	3.9	0.3%	—	0.0%

Total operating expenses	100.6	23.6%	94.7	22.7%	297.7	24.0%	274.3	22.3%

Operating income	28.8	6.7%	33.2	8.0%	57.8	4.7%	101.1	8.2%

Other expense, net	5.0	1.2%	4.9	1.2%	15.2	1.2%	16.4	1.3%

Income before income taxes	23.8	5.6%	28.3	6.8%	42.6	3.4%	84.7	6.9%

Provision for income taxes	3.5	0.8%	3.2	0.8%	12.6	1.0%	10.0	0.8%

Net income	$20.3	4.8%	$25.1	6.0%	$30.0	2.4%	$74.7	6.1%

Total Revenue. Total revenue in the third quarter and first nine months of 2007 increased $9.8 million and $5.5 million, or approximately 2% and flat, respectively, as compared to the same periods in 2006. Our results for the first nine months of 2007 consist of 39 weeks as compared to 40 weeks in the same period in 2006.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three and nine months ended September 30, 2007.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
United States	9%	10%	9%	10%
Other Americas	2	3	3	3
Europe	12	11	12	12
China	30	27	29	26
Taiwan	21	18	21	19
Korea	13	16	13	15
Other Asia/Pacific	13	15	13	15

Total	100%	100%	100%	100%

Gross Margin. Gross margin as a percentage of sales was slightly lower for the third quarter and first nine months of 2007, as compared to the same periods in 2006. Decreases in factory utilization and increased pricing pressure were offset by reduced variable compensation accruals of approximately $7.0 million and $17.8 million, respectively. Also included in gross margin for the first nine months of 2007 is a $3.7 million purchase accounting charge related to the System General acquisition. The charge was an incremental expense for the recognition of the step-up of inventory to fair market value at the acquisition date (see Item 1, Note 13 for further information).

Operating Expenses. Research and development (R&D) expenses were roughly flat a percentage of sales for the third quarter and first nine months of 2007, as compared to the same periods in 2006. Increases in R&D, which is in alignment with our strategic decision to increase new product development in 2007, as well as incremental expense relating to the System General acquisition was offset by decreases in variable compensation accruals during the third quarter and first nine months of 2007 of approximately $3.3 million and $8.5 million, respectively. Selling, general and administrative (SG&A) expenses were roughly flat as a percentage of sales during the third quarter and first nine months of 2007, as compared to the same periods in 2006. Increases in SG&A due to the acquisition of System General and increased promotional spending were offset by tighter spending controls and decreased variable compensation accruals of approximately $5.7 million and $13.9 million, respectively.

The amortization of acquisition-related intangibles during the third quarter and first nine months of 2007 was roughly flat. The incremental expense related to the amortizable intangible assets acquired as part of the System General acquisition (see Item 1, Note 6 and Note 13 for additional information) were partially offset by certain intangibles becoming fully amortized.

Restructuring and Impairments. In the three and nine months ended September 30, 2007, we recorded restructuring and impairment charges of $2.4 million and $8.5 million, respectively, relating to our 2006 and 2007 Infrastructure Realignment Programs. In the third quarter of 2007, the $2.4 million was primarily related to employee separation costs associated with the 2007 Infrastructure Realignment Program. The first six months of 2007 includes $2.6 million in employee separation costs, $2.4 million in asset impairment costs and $0.2 million in contract cancellation costs, all associated with the 2007 Infrastructure Realignment Program. In addition, there was $0.6 million in severance charges and $0.3 million in employee separation costs associated with the 2006 Infrastructure Realignment Program.

There were no restructuring and impairment charges recorded during the three and nine months ended October 1, 2006.

The 2007 Infrastructure Realignment Program is expected to be substantially complete by the second quarter of 2008 and impacts approximately 81 manufacturing and non-manufacturing personnel. We anticipate annual cost savings associated with the employee separation costs of approximately $4.1 million beginning in the first quarter of 2008 and $1.8 million beginning in the fourth quarter of 2007. In addition, we expect annualized cost savings of $0.6 million associated with depreciation savings related to the asset impairment charge in the second quarter.

The 2006 Infrastructure Realignment Program is substantially complete as of the third quarter of 2007 and impacted approximately 33 non-manufacturing personnel. We achieved annual cost savings associated with the employee separation of approximately $3.4 million beginning in the third quarter of 2007. In addition, we achieved annualized cost savings of $0.3 million associated with depreciation savings related to the asset impairment charge.

Charge for Potential Litigation Outcomes, net. In the third quarter and first nine months of 2007, we recorded a net charge of $7.8 million and $9.5 million, respectively, for potential litigation outcomes. The charges are based on our analysis of the claims and our historical experience in defending and/or resolving these claims (see Part II, Item 1 of this report for additional information).

(Gain) Loss on Sale of Product Line, net. In the third quarter of 2007, we announced the sale of selected assets of the Radio Frequency (RF) product line to ANADIGICS, Inc. as these RF assets did not fit with our strategic direction. As a result of the sale, we recorded a net loss of $0.4 million during the third quarter of 2007. In 2006, we announced the sale of the light-emitting diode (LED) lamps and displays product line to Everlight International Corporation, a U.S. subsidiary of Everlight Electronics Company Ltd., of Taiwan, as the LED lamps and displays product line also did not fit our strategic direction. As a result of the sale, we recorded a net gain of $1.1 million and $6.0 million during the three and nine months ended October 1, 2006, respectively.

Purchased In-Process Research and Development (IPR&D). In the third quarter and first nine months of 2007, we recorded $0.2 million and $3.9 million of IPR&D as a result of the acquisition of System General (see Item 1, Note 13 for further information).

Other Expense, net.

The following table presents a summary of Other expense, net for the three and nine months ended September 30, 2007 and October 1, 2006.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In millions)
Interest expense	$9.7	$10.2	$29.0	$32.6
Interest income	(4.9)	(4.8)	(14.3)	(15.8)
Other (income) expense, net	0.2	(0.5)	0.5	(0.4)

Other expense, net	$5.0	$4.9	$15.2	$16.4

Interest expense. Interest expense in the third quarter and first nine months of 2007 decreased $0.5 million and $3.6 million, respectively, as compared to the same periods in 2006, due to the refinancing of our variable rate term loan in the second quarter of 2006 and lower term loan balances. In addition, there was an extra week of interest expense in the first quarter of 2006.

Interest income. Interest income was relatively flat in the third quarter of 2007 and decreased $1.5 million in the first nine months of 2007, as compared to the same periods in 2006, as a result of lower levels of invested cash balances, offset by improved rates of return earned on cash and short-term marketable securities. In addition, there was an extra week of interest income in the first quarter of 2006.

Other (Income) Expense, net. The third quarter and first nine months of 2006 includes a gain of $(0.6) million on the sale of a strategic investment.

Income Taxes. The effective tax rate for the third quarter and first nine months of 2007 was 14.7% and 29.6%, respectively, compared to 11.3% and 11.8%, respectively, for the comparable periods of 2006. The change in effective tax rates is primarily due to the shifts of income among jurisdictions with differing tax rates.

In accordance with Accounting Principles Board (APB) Opinion 23, Accounting of Income Taxes – Special Areas, deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore have and continue to be part of our repatriation plan. In the second quarter, after further analysis of our APB 23 position regarding the February 2007 acquisition of System General in Taiwan, a decision was made not to be permanently reinvested as the local laws incent companies to declare and distribute annual dividends. In addition, with the anticipated closing of one of our foreign operations, which ultimately will result in the repatriating of undistributed earnings, a decision was made not to be permanently reinvested at that site. In the third quarter of 2007, we continue to maintain a deferred tax liability of $2.9 million, with no impact to the consolidated statements of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

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

The following table presents comparative disclosures of revenue and gross margin of our reportable segments.

	Three Months Ended
	September 30,				October 1,
	2007				2006
			Gross	Operating			Gross	Operating
	Revenue	% of total	Profit %	Income (loss)	Revenue	% of total	Profit %	Income (loss)
	(Dollars in millions)
Functional Power	$234.8	55.0%	33.5%	$38.2	$227.4	54.5%	34.5%	$35.9
Analog Products	92.4	21.6%	32.7%	(3.5)	76.4	18.3%	29.6%	(10.2)
Standard Products	99.6	23.4%	21.9%	10.8	113.2	27.2%	25.2%	13.4
Other (1)	—	0.0%	0.0%	(16.7)	—	0.0%	0.0%	(5.9)

Total	$426.8	100.0%	30.3%	$28.8	$417.0	100.0%	30.7%	$33.2

	Nine Months Ended
	September 30,				October 1,
	2007				2006
			Gross	Operating			Gross	Operating
	Revenue	% of total	Profit %	Income (loss)	Revenue	% of total	Profit %	Income (loss)
				(Dollars in millions)
Functional Power	$687.0	55.5%	32.1%	$95.3	$668.8	54.3%	32.8%	$93.9
Analog Products	256.9	20.7%	30.1%	(26.2)	238.3	19.3%	35.9%	(6.7)
Standard Products	294.4	23.8%	20.9%	26.4	325.7	26.4%	22.9%	28.2
Other (1)	—	0.0%	0.0%	(37.7)	—	0.0%	0.0%	(14.3)

Total	$1,238.3	100.0%	28.7%	$57.8	$1,232.8	100.0%	30.5%	$101.1

(1)	The three and nine months ended September 30, 2007 includes $6.1 million and $19.0 million of stock-based compensation expense, $2.4 million and $8.5 million of restructuring and impairments expense and $7.8 million and $9.5 million in charges for potential litigation outcomes, net, respectively. Also included in the three and nine months ended September 30, 2007 is a net loss of $0.4 million on the sale of a product line. In addition, the nine months ended September 30, 2007 includes $0.3 million of other expense. The three and nine months ended October 1, 2006 includes $7.1 million and $20.0 million of stock-based compensation expense, and a net gain of $1.1 million and $6.0 million on the sale of a product line, respectively. In addition, the three and nine months ended October 1, 2006 includes $0.4 million of fees associated with the refinancing of the senior credit facility.

Functional Power. Functional Power revenue increased approximately 3% in both the third quarter and first nine months of 2007, compared to the same periods in 2006. Our results for the first nine months of 2007 include 39 weeks compared to 40 weeks in the first nine months of 2006. The overall increase in revenue during the first nine months of 2007 was driven by increases in average selling prices of 3% due to product mix and price related improvements, while changes in unit volumes had no significant impact. Revenue increases were primarily driven by strong market demand for our high voltage and auto products, partially offset by a decrease in low voltage products due to pricing pressure and an unfavorable product mix. Gross margin increased slightly in the first nine months of 2007 due to increased revenue and improved product mix and demand for high voltage and auto products, offset somewhat by low voltage product pricing pressure and weak demand for low voltage products.

Functional Power had operating income of $38.2 million and $95.3 million in the third quarter and first nine months of 2007, respectively, compared to $35.9 million and $93.9 million for the comparable periods in 2006, respectively. The increase in operating income was due to the gross margin increase as described above, offset by slightly higher SG&A and R&D expenses. R&D expenses increased due to new product development and increased spending, which was slightly offset by lower variable compensation accruals. SG&A expenses increased due to increased spending and promotional expenses, which was offset by lower variable compensation accruals. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized.

Analog Products. Analog Products revenue increased approximately 21% and 8% in the third quarter and first nine months of 2007, respectively, as compared to the same periods in 2006. Our results for the first nine months of 2007 include 39 weeks compared to 40 weeks in the first nine months of 2006. The increase in revenue in the first nine months of 2007 is mainly the result of the acquisition of System General, offset by a decrease in revenue as a result of lower unit volumes in the computing business and efforts to improve distribution channel inventory turns. In the first nine months of 2007, excluding System General, increases in average selling prices due to product mix and price related improvements contributed approximately 9% to the revenue increase, offset by decreases in unit volumes of approximately 1%. Gross margin decreased in the first nine months of 2007 mainly due to lower factory utilization due to efforts to drain inventory. Also, included in gross margin in the first nine months of 2007 is a $3.7 million purchase accounting charge related to the incremental expense for the recognition of the step-up of inventory to fair value at the acquisition date as part of the System General acquisition (see Item 1, Note 13 for further information).

Analog Products had operating loss of $3.5 million and $26.2 million in the third quarter and first nine months of 2007, respectively, compared to $10.2 million and $6.7 million for the comparable periods in 2006, respectively. The increase in operating loss during the nine months ended September 30, 2007 was due to lower gross margin as described above, higher R&D and SG&A expenses and a charge of $3.7 million for IPR&D related to the acquisition of System General. R&D expenses increased primarily due to the acquisition of System General, which was slightly offset by lower variable compensation accruals. SG&A expenses increased primarily due to the acquisition of System General and increased spending, which was slightly offset by savings due to reduced headcount and lower variable compensation accruals. The increase in amortization of acquisition-related intangibles during the first nine months of 2007 was related to intangible assets acquired from System General, which was partially offset by certain intangibles becoming fully amortized.

Standard Products. Standard Products revenue decreased approximately 12% and 10% in the third quarter and first nine months of 2007, as compared to the same periods in 2006. Our results for the first nine months of 2007 include 39 weeks compared to 40 weeks in the first nine months of 2006. In the first nine months of 2007, decreases in unit volumes contributed approximately 9% to the revenue decline, while decreases in average selling prices due to product mix and price contributed approximately 1% to the revenue decline. The decrease in unit volumes was driven by weaker demand and one less week. Generally, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as we expect to experience faster growth in our Analog Products and Functional Power segments. While we anticipate revenue will continue to decline as a percentage of our total revenue, our strategy is to manage Standard Products more selectively, while maintaining or increasing our margins in this business. Gross margin decreased due to lower unit volumes and higher manufacturing costs as the result of lower factory utilization.

Standard Products had operating income of $10.8 million and $26.4 million in the third quarter and first nine months of 2007, respectively, compared to $13.4 million and $28.2 million for the comparable periods in 2006, respectively. The decrease in operating income in the third quarter and first nine months of 2007 was due to lower gross margin as described above, slightly offset by lower R&D and SG&A spending, as compared to the same periods in 2006. R&D expenses decreased due to lower spending and lower variable compensation accruals. SG&A expenses decreased due to tighter spending controls, lower spending and lower variable compensation accruals. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized.

Liquidity and Capital Resources

We have a borrowing capacity of $100.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At September 30, 2007, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $78.6 million available under this senior credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $19.6 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.

Our senior credit facility, which includes the $375.0 million term loan and the $100.0 million revolving line of credit, the indenture governing our 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At September 30, 2007, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash, will be sufficient to meet our debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures over the next twelve months. We had capital expenditures of $99.1 million in the first nine months of 2007.

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

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions. We funded our acquisition of System General with cash (see Item 1, Note 13 for further information).

While not deemed material, we have noted in Item 1, Note 9 that as of September 30, 2007, we had $12.3 million of unrecognized tax benefits, compared to approximately $8.5 million at December 31, 2006. As of September 30, 2007, $0.8 million of the unrecognized tax benefit is classified as a current liability and is expected to be settled within the next year. The timing of the expected cash outflow relating to the remaining balance is not reliably determinable at this time.

As of September 30, 2007, our cash, cash equivalents and short-term and long-term marketable securities were $451.0 million, a decrease of $135.4 million from December 31, 2006.

During the first nine months of 2007, our cash provided by operating activities was $131.8 million compared to $127.6 million in the comparable period of 2006. The following table presents a summary of net cash provided by operating activities during the first nine months of 2007 and 2006.

	Nine Months Ended
	September 30,	October 1,
	2007	2006
	(In millions)
Net income	$30.0	$74.7
Depreciation and amortization	94.8	86.4
Non-cash stock-based compensation	19.0	20.0
Deferred income taxes, net	(6.2)	(0.1)
Purchased in-process research & development	3.9	—
Other, net	4.7	(3.7)
Change in other working capital accounts	(14.4)	(49.7)

Cash provided by operating activities	$131.8	$127.6

Cash provided by operating activities was slightly higher during the first nine months of 2007 as compared to the same period of 2006. A decrease in net income during the first nine months of 2007 was offset by changes in working capital accounts. Cash inflows due to declining inventory balances was offset by cash outflows related to payments on our variable compensation accruals.

Cash provided by (used in) investing activities during the first nine months of 2007 totaled $(270.0) million compared to $98.4 million for the comparable period of 2006. The increase in the use of cash is primarily the result of the net cash payment of $179.8 million for the acquisition of System General, lower turn-over in short term marketable securities due to lower invested balances and higher capital expenditures. Our capital expenditures as a percent of sales during the first nine months of 2007 was 8% compared to 7% in the comparable period in 2006.

Cash provided by (used in) financing activities totaled $10.1 million in the first nine months of 2007 as compared to $(37.2) million in the comparable period of 2006. The increase was primarily due to the first nine months of 2007 including only normal debt payments of $2.8 million versus total debt payments of $53.1 million including voluntary debt payments of $50.0 million during the first nine months of 2006. Additionally, the increase was impacted by proceeds received from the purchase of stock by three executives of a subsidiary and their designees, offset by an increase in cash paid for the purchase of treasury stock.

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

Policy on Business Outlook Disclosure and Quiet Periods

It is our current policy to update our business outlook near the beginning of each quarter, within the press release that announces the previous quarter’s results. The business outlook below is consistent with the business outlook included in our October 18, 2007 press release announcing third quarter results. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the business outlook is not updated to reflect management’s current expectations. The quiet period for the fourth quarter of 2007 will be from December 15, 2007 until January 24, 2008 when we plan to release our fourth quarter and full year 2007 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations for the quarter in question.

Outlook

We expect our fourth quarter revenues to increase 1% – 3% and gross margin to be approximately 50 – 150 basis points higher than the third quarter of 2007. At the start of the fourth quarter, we had approximately 90% of our sales guidance booked and scheduled to ship. We expect R&D and SG&A spending to be approximately $86.0 – $88.0 million in the fourth quarter of 2007 as we continue to exercise strict controls over spending. Net interest and other expenses are expected to be $5.0 – $5.5 million for the fourth quarter of 2007.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of September 30, 2007, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first nine months of 2007 that have materially affected, or are reasonably likely to materially affect, our own internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Phosphorus Mold Compound Litigation and Claims. From time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. On August 6, 2007, we settled a lawsuit brought against us by Lucent Technologies Inc. in January 2005 in New Jersey state court claiming breach of warranty and fraud. The settlement payment occurred in the third quarter of 2007. On January 5, 2007, White Rock Networks sued us and two distributors, Arrow Electronics and All American Semiconductor, in the U.S. District Court for the Eastern District of Texas, for violations of the Texas Deceptive Trade Practices Act relating to the mold compound issue, claiming unspecified damages. On May 17, 2007 White Rock amended its complaint to include fraud, negligence, and breach of contract claims and removed All American as a defendant. White Rock served us on May 25, 2007. We believe we have strong defenses against White Rock’s claims and intend to vigorously defend the lawsuit. Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims.

Patent Litigation with Power Integrations, Inc. On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. Power Integrations alleges that certain of our pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. We have analyzed the Power Integrations patents in light of our products and, based on that analysis, do not believe our products violate Power Integrations’ patents. Accordingly, we are vigorously contesting this lawsuit. The trial in the case has been divided into three phases. The first phase, held October 2-10, 2006, was on infringement, the willfulness of any infringement, and damages. On October 10, 2006, a jury returned a verdict finding that 33 of our PWM products infringe one or more of seven claims of the four patents being asserted. The jury also found that our infringement was willful, and assessed damages against us of approximately $34 million. That verdict remains subject to our appeal. The second phase of the trial, held September 17-21, 2007 before a different jury was on the validity of the Power Integrations patents being asserted. On September 21, 2007 a jury returned a verdict in the second phase, finding that the four Power Integrations patents asserted in the lawsuit are valid. The third phase of the trial covers the enforceability of the patents. The third phase began on September 21, 2007 and is still pending before the court. Rulings from the enforceability phase of the litigation may overturn parts of the jury verdict on the second phase.

Power Integrations must prevail on all three phases of the trial to receive a judgment for damages and an injunction against us. Power Integrations may seek an injunction to prevent us from making, selling or offering to sell in the United States, or from importing into the United States, products that infringe patents that are found valid and enforceable. Power Integrations has announced its intention to seek such an injunction in such event.

The jury in the first phase of the trial assessed damages against us of approximately $34 million. Because the jury also found that our infringement was willful, the judge in the case will have discretion to increase the damages award by up to three times the amount of the final damages award. The final damages award would be determined after the third phase of the trial. Damages may be increased by the judge to account for certain sales by us after October 20, 2006 and as a result of the willful infringement finding. It is also possible that we could be required to pay Power Integrations’ attorney’s fees and pre-judgment interest.

The results of litigation are difficult to predict and no assurance can be given that we will succeed in proving the patents unenforceable. As discussed above, the judge overseeing the case has discretion over the amount of damages awarded, and over the granting and scope of any injunction against us. Any damages award or injunction would be subject to appeal and we expect to contest several aspects of the litigation and would carefully consider an appeal at the appropriate time. We believe one aspect of the jury’s verdict finding that we had willfully infringed the Power Integrations patents should be dismissed or put to a new trial because of an August 20, 2007 decision by the U.S. Court of Appeals for the Federal Circuit that significantly changed the law of willfulness as applied to patent infringement cases. We also expect to request a reduction in the level of damages awarded in the first phase of the litigation because of errors that we believe were made in the calculation of damages. We also plan to contest the jury’s finding in the second (validity) phase of the case as well as other decisions made by the court during the course of the litigation, including the division of the trial into several phases, rulings construing the claims of the patents involved and limitations on the evidence we were permitted to present. If we choose to appeal, we would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the pendency of the appeal. Should we ultimately lose the lawsuit, or if an injunction is issued while an appeal is pending, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly in the U.S.

In a separate action, we filed a lawsuit on April 11, 2006, against Power Integrations in the United States District Court for the Eastern District of Texas. The lawsuit asserts that Power Integrations’ PWM products infringe U.S. Patent No. 5,264,719. This lawsuit has since been transferred to the United States District Court for the District of Delaware. Intersil Americas owns U.S. Patent No. 5,264,719, for High Voltage Lateral Semiconductor Devices, and is a co-plaintiff with us in the lawsuit. We have held license rights under the patent since acquiring Intersil’s power discrete business in 2001, and we more recently secured exclusive rights to assert the patent against Power Integrations. We intend to take all possible steps to seek a court order to stop Power Integrations from making, using, selling, offering for sale or importing any infringing Power Integrations’ products into the U.S. and to obtain monetary damages for any Power Integrations’ infringing activities.

A company that we have acquired is also involved in patent litigation with Power Integrations. We recently completed the acquisition of System General Corporation (see Item 1, Note 13 for further information). System General is currently appealing to the U.S. Court of Appeals for the Federal Circuit the outcome of proceedings before the U.S. International Trade Commission (ITC) involving allegations of patent infringement, and is a defendant in a patent infringement lawsuit in the U.S. District Court for the Northern District of California. The district court action has been stayed at least until the appeals court issues its decision on System General’s appeal of the ITC’s final determination. Both the ITC proceeding and the lawsuit were initiated by Power Integrations. A hearing on the appeal was scheduled for November 9, 2007. As in all litigation, the results of these matters are difficult to predict and no assurance can be given as to the outcome of these proceedings. An adverse outcome in these matters after completion of the acquisition could negatively impact our financial results, and should we ultimately lose the lawsuit, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly in the U.S.

ZTE Corporation v. Fairchild Semiconductor Corporation. On December 30, 2004, our wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by Zhongxing Telecom Ltd. (ZTE), a communications equipment manufacturer, in the Intermediate People’s Court of Shenzhen, Guangdong Province, People’s Republic of China. ZTE alleged that certain of our products were defective and caused personal injury and/or property loss to ZTE. ZTE claimed 65,733,478 Chinese yuan as damages. We contested the lawsuit in a trial held on October 20, 2005. On December 29, 2006, we were informed that the court had ruled in favor of ZTE and had ordered us to pay RMB 65,733,478 (equivalent to approximately $8.6 million U.S. dollars based on exchange rates at September 30, 2007) to ZTE. We appealed to the Higher People’s Court of Guangdong Province. On August 22, 2007, we settled the lawsuit for approximately $4.0 million U.S. dollars.

Patent Litigation with Alpha & Omega Semiconductor, Inc. On May 17, 2007, Alpha & Omega Semiconductor, Inc. (AOS) filed suit against us in the U.S. District Court for the Northern District of California alleging that we are infringing two of its patents. AOS is seeking unspecified damages and an injunction against us. We in turn filed suit against AOS in the same court on May 18, 2007, alleging that AOS is infringing four of our patents. We are also seeking unspecified damages and an injunction. The cases were consolidated on July 31, 2007. On October 2, 2007, the parties were granted leave to amend their complaints to assert additional patents. We asserted two additional patents against AOS, and AOS asserted one additional patent against us.

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

We have analyzed the potential litigation outcomes from all the abovementioned claims in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in our Consolidated Statement of Operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of September 30, 2007 our balance for potential litigation outcomes was $13.3 million. If we continue to receive additional claims, if more of these claims proceed to litigation or if we choose to settle claims in settlement of or to avoid litigation, then we may incur liabilities in excess of the current reserves.

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

Failure to protect our existing intellectual property rights may result in the loss of valuable technologies. We rely on patent, trade secret, trademark and copyright law to protect such technologies. These laws are subject to change. For instance, there have been recent developments in the laws and regulations governing the issuance and assertion of patents in the U.S., such as modifications to the rules governing patent prosecution and court rulings on the issues of willfulness, obviousness and injunctions, that may affect our ability to obtain patents and/or enforce our patents against others. Some of our technologies are not covered by any patent or patent application, and we cannot assure you that:

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

We may face risks associated with dispositions of assets and businesses.

From time to time we may dispose of assets and businesses as part of our efforts to grow our most profitable product lines. When we do so, we face risks associated with those exit activities, including but not limited to risks relating to service disruptions at our customers, risks of inadvertently losing other business not related to the exit activities, risks associated with our inability to effectively continue, terminate, modify and manage supplier and vendor relationships or commitments that may be affected by those exit activities, and the risks of consequential claims from customers or vendors resulting from the elimination, or transfer of production of, affected products or the renegotiation of commitments.

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

Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products has resulted in a number of claims for damages from customers. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Phenitec Semiconductor, Taiwan Semiconductor Manufacturing Company, Central Semiconductor Manufacturing Corporation, UMC, WIN Semiconductor, Jilin Magic Semiconductor, More Power

Electric Corporation and New Japan Radio Corporation. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, AUK, Enoch and SP Semiconductor.

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

Distributors accounted for 64% of our net sales for the quarter ended September 30, 2007. Our top five distributors worldwide accounted for 19% of our net sales for the quarter ended September 30, 2007. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. On August 6, 2007, we settled a lawsuit brought against us by Lucent Technologies Inc. in January 2005 in New Jersey state court claiming breach of warranty and fraud. The settlement payment occurred in the third quarter of 2007. On January 5, 2007, White Rock Networks sued us and two distributors, Arrow Electronics and All American Semiconductor, in the U.S. District Court for the Eastern District of Texas, for violations of the Texas Deceptive Trade Practices Act relating to the mold compound issue, claiming unspecified damages. On May 17, 2007 White Rock amended their complaint to include fraud, negligence, and breach of contract claims and removed All American as a defendant. White Rock served us on May 25, 2007. We believe we have strong defenses against White Rock Networks’ claims and intend to vigorously defend the lawsuit.

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we have recorded a charge for estimated potential litigation outcomes relating to the mold compound issue in our Consolidated Statement of Operations. The charge is included in our total reserves for potential litigation outcomes of $13.3 million as of September 30, 2007. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current balance.

Our international operations subject our company to risks not faced by domestic competitors.

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 77% of our revenues in the third quarter of 2007 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 13% of our revenue for the quarter ended September 30, 2007.

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

A change in foreign tax laws or a difference in the construction of current foreign tax laws by relevant foreign authorities could result in us not recognizing any anticipated benefits.

Our Korean subsidiary, Fairchild Korea Semiconductor Ltd, was granted a ten-year tax holiday under Korean law in 1999. The first seven years are tax-free, followed by three years of income taxes at 50% of the statutory rate. In 2000, the tax holiday was extended such that the exemption amounts were increased to 78% in the eighth year and a 28% exemption was added to the eleventh year.

Our Chinese subsidiary, Fairchild Semiconductor (Suzhou), Co. Ltd, was granted a 10 year preferential income tax holiday by the Chinese government as one of the incentives for locating in the Suzhou Industrial Park. On March 16, 2007, the Chinese government passed the unified enterprise income tax law with the intention of unifying the taxing structure among foreign invested enterprises and domestic enterprises. The new legislation, which becomes effective January 1, 2008, “grandfathers” enterprises currently enjoying tax incentives for a maximum period of five years. Fairchild Semiconductor (Suzhou), Co. Ltd will continue to enjoy these tax incentives, gradually transitioning to the new statutory rate of 25% by 2013.

The corporate tax rate of our German subsidiary, Fairchild Semiconductor GmbH, will be reduced effective January 1, 2008. In July 2007, the Upper House of the German Parliament (Bundesrat) passed the 2008 Business Tax Reform Act, reducing the corporate tax rate (i.e., including income tax/trade tax/solidarity surcharge) from approximately 39% down to approximately 30%. The enactment of the reform will become effective January 1, 2008.

The corporate tax rate of our United Kingdom subsidiary, Fairchild Semiconductor Limited, will be reduced from 30% to 28%, effective April 1, 2008. The Finance bill released in March 2007 as part of the UK budget report included a reduction of the corporate tax rate down to 28%. The Finance bill received Royal Assent and became law on July 19, 2007.

We continue to monitor the Korean tax holiday, changes to the income tax laws in the People’s Republic of China and the tax reforms enacted in Germany and the United Kingdom, to help ensure that the current and future tax impacts on our subsidiaries in these countries are anticipated and refined.

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

We are a leveraged company with a ratio of debt to equity at September 30, 2007 of approximately 0.5 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At September 30, 2007, we had total debt of $589.7 million and the ratio of this debt to equity was approximately 0.5 to 1. On June 22, 2006 we reduced the outstanding balance on the term loan by $50 million to $394 million. On June 26, 2006 we refinanced the existing senior credit facility consisting of a term loan of $375 million, replacing the previous $450 million term loan and replacing the previous $180 million revolving line of credit with a $100 million revolving line of credit, of which $78.6 million remained undrawn as of September 30, 2007, adjusted for outstanding letters of credit. In addition, there is a $200 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have important consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, from June 2006, permits borrowings of up to $100 million in revolving loans under the line of credit and up to $200 million under the uncommitted incremental term loan feature, in addition to the outstanding $375 million term loan that is currently outstanding under that facility. As of September 30, 2007, adjusted for outstanding letters of credit, we had up to $78.6 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of September 30, 2007, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We invest in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

We invest our excess cash in marketable securities consisting primarily of commercial paper, U.S. Government securities, and auction rate securities. As of the end of the third quarter of 2007, we owned $51.3 million of auction rate securities. These securities are AAA rated and are primarily used for managing our on-going liquidity needs, while maximizing interest income. In the third quarter of 2007, we experienced failures, where there were more sellers than buyers on our auction rate securities, related to the current credit market dislocations. If an auction fails for the amounts we have invested in auction rate securities, our investments will not be liquid until the auction is successfully reset or is called by the issuer, and therefore a failure could impair our liquidity needs. As of the end of the third quarter of 2007, there were no credit rating changes on these securities. If the credit rating on these securities is downgraded, or we otherwise assess a triggering event of impairment of these assets, we may be required to adjust the carrying value of these investments through an impairment charge in our financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2007, we sold a total of 230,617 shares of common stock to three executives of a subsidiary or their designees in exchange for total consideration of $3.9 million. The sales were made pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Regulation D under that act.

The following table provides information with respect to purchases made by the company of its own common stock during the third quarter of 2007.

Maximum Number (or
			Total Number of Shares	Approximate Dollar Value)
	Total Number of		Purchased as Part of	of Shares that May Yet Be
	Shares (or Units)	Average Price	Publicly Announced	Purchased Under the Plans
Period	Purchased (1)	Paid per Share	Plans or Programs	or Programs
July 2, 2007 - July 29, 2007	—	$—	—	—
July 30, 2007 - August 26, 2007	—	—	—	—
August 27, 2007 - September 30, 2007	360,000	18.22	—	—

Total	360,000	$18.22	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan or for other Board of Director authorized transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Item 6.	Exhibits

Exhibit No.	Description
31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: November 8, 2007
/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)