Form 10-K
period 2007-12-30
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2008-02-28
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2007 was $2,394,988,885.

The number of shares outstanding of the Registrant’s Common Stock as of February 27, 2008 was 124,543,226.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2008 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Except as otherwise indicated in this Annual Report on Form 10-K, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 30, 2007 and December 25, 2005 consists of 52 weeks, while results from the year ended December 31, 2006 consists of 53 weeks.

General

We are focused on developing, manufacturing and selling power analog, power discrete and certain non-power semiconductor solutions to a wide range of end market customers. In 2007, 74% of our sales were from power discrete and power analog semiconductor products used directly in applications such as power conversion, regulation, distribution and management. We are a leading supplier of power analog products, power discrete products and energy-efficient solutions, according to iSuppli. Our products are used in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; consumer electronics such as digital cameras, displays, audio/video devices and household appliances; and automotive applications. We believe that our focus on the fast-growing power market, our diverse end market exposure, and our strong penetration into the rapidly growing Asian region provide us with excellent opportunities to expand our business.

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

Functional Power

We design, manufacture and market power discrete semiconductors for computing, communications, industrial and automotive applications. Discrete devices are individual diodes or transistors that perform power switching, power conditioning and signal amplification functions in electronic circuits. More than 85% of Fairchild’s discrete products are power discrete, which handle greater than one watt of power and are used extensively in power applications. Driving the long-term growth of discrete products is the increasing need to power the latest electronic equipment as well as the need to conserve energy. In 2005 Fairchild launched IntelliMAX™, one of its new product initiatives. Each IntelliMAX™ load switch replaces multiple active and passive components used in MOSFET power switch approaches and traditional analog integrated circuit control functions. Fairchild also expanded its series of SPM™ products. This key product is a multi-chip module containing up to 23 die in a single package, including diodes, power MOSFETs, and power controllers used in high power, high voltage consumer white goods and industrial applications. We manufacture discrete products using DMOS and Bipolar technologies. Major competitors include International Rectifier, NXP, Infineon, ON Semiconductor and Siliconix/Vishay.

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

Insulated Gate Bipolar Transistors. IGBTs are high-voltage power discrete devices. They are used in switching applications for motor control, power supplies and automotive ignition systems, which require lower switching frequencies or higher voltages than a power MOSFET can provide. We are a leading supplier of IGBTs. We feature the switch mode power supply (SMPS) IGBT for power supplies, offering fast, cost-effective operation. We also manufacture modules for home appliances such as air conditioners and refrigerators—applications that are growing with the worldwide need to conserve energy.

Rectifiers. Rectifier products work with IGBTs and MOSFETs in many applications to provide signal conditioning. Our premier product is the Stealth™ rectifier, providing industry leading performance and efficiencies in power supply and motor applications.

Standard Products

The Standard Products Group combines the management of mature and multiple market products and is comprised of the four product groups discussed below.

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

Standard Diode & Transistor Products (SDT). These devices cover a wide range of semiconductor products including: MOSFET, high power bipolar, discrete small signal transistors and diodes. Our parts can be found in almost every circuit with our portfolio focus geared towards meeting the needs of power switching, power conditioning, protection, and signal amplification functions in electronic circuits of computing, industrial, and consumer markets. Major competitors include International Rectifier, NXP, ST Microelectronics, ON Semiconductor and Siliconix/Vishay.

Optoelectronic Products. Optoelectronics covers a wide range of semiconductor devices that emit and sense both visible and infrared light. Of the six segments of the optoelectronics market, we participated in two during 2007: optocouplers and infrared devices. Our focus in optoelectronics is aligned with our power management business, as these products are used extensively in power supply and AC to DC power conversion applications.

Optocouplers—Optocouplers incorporate infrared emitter and detector combinations in a single package. These products are used to transmit signals between two electronic circuits while maintaining electrical isolation between them. Major applications for these devices include power supplies, solar inverters, motor controls and power modules & industrial control system.

Infrared Products—These devices emit and detect infrared energy instead of visible energy. This product line offers a wide variety of products including plastic emitters and detectors, metal can emitters and detectors, slotted switches and reflective switches. In addition, custom products address specific types of customer applications. Typical applications for infrared products include object detection (for example, objects on a conveyor belt and hook switch on a phone), media sensing (in printers and copiers), motor control and light control for mobile applications.

Standard Linear Products. We design, manufacture and market analog integrated circuits for computing, consumer, communications, ultra-portable and industrial applications. These products are manufactured using leading-edge bipolar, CMOS and BiCMOS technologies.

Standard Linear solutions can range from bipolar regulators, shunt regulators, low drop out regulators, standard op-amp/comparators, low voltage op-amp, audio amplifiers and others. Analog voltage regulator circuits are used to provide constant voltages as well as to step up or step down voltage levels on a circuit board. Op-amps/comparators are designed specifically to operate from a single power supply over a wide range of voltages. We also offer low-voltage op-amp that provide a combination of low power, rail-to-rail performance, low voltage operation, and tiny package options which is well suited for use in personal electronics equipment. Audio amp products provide good audio performance in tiny packages which are optimized for notebook and portable applications such as PDAs and cell phones.

There is continued growth for analog solutions as digital solutions require a bridge between real world signals and digital signals. Our product portfolio is further enhanced by a broad offering of packaging solutions that we have developed. These solutions include surface mount, tiny packages and leadless carriers. Major competitors include National Semiconductor, ST Microelectronics, ON Semiconductor and Texas Instruments.

Sales, Marketing and Distribution

For the year ended December 30, 2007, we derived approximately 66%, 27% and 6% of our net sales from distributors, original equipment manufacturers (OEMs), and electronic design and manufacturing services (EMS) customers, respectively, through our regional sales organizations. We operate regional sales organizations in Europe, with principal offices in Fuerstenfeldbruck, Germany; the Americas, with principal offices in San Jose, California; the Asia/Pacific region (which for these purposes excludes Japan and Korea), with principal offices in Hong Kong; Japan, with principal offices in Tokyo; and Korea, with principal offices in Seoul, South Korea. A discussion of revenue by geographic region for each of the last three years can be found in Item 8, Note 16 of this report. Each of the regional sales organizations is supported by logistics organizations, which manage independently operated warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through warehouses that are owned and operated by us or by a third party provider.

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

Research and Development

Our expenditures for research and development for 2007, 2006 and 2005 were $109.8 million, $107.5 million and $77.6 million, respectively. These expenditures represented 6.6%, 6.5% and 5.4% of sales for 2007, 2006 and 2005, respectively. Advanced silicon processing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed, higher power density and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology for our classes of products. Our R&D efforts continue to be focused in part on new and innovative packaging solutions that make use of new assembly methods and new high performance packaging materials, as well as in exclusive and patent protected transistor structure development. We are also using our R&D resources to characterize and apply new materials in both our packaging and semiconductor device processing efforts.

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

Manufacturing

We operate eight manufacturing facilities, five of which are “front-end” wafer fabrication plants in the United States, South Korea and Singapore, and three of which are “back-end” assembly and test facilities in Asia. Information about our property, plant and equipment by geographic region for each of the last three years can be found in Item 8, Note 16 of this report.

Our products are manufactured and designed using a broad range of manufacturing processes and certain proprietary design methods. We use all of the prevalent function-oriented process technologies for wafer fabrication, including CMOS, Bipolar, BiCMOS, DMOS and RF. We use primarily mature through-hole and advanced surface mount technologies in our assembly and test operations. In 2003, we announced our lead-free packaging initiative, replacing lead with tin which is considered to be environmentally friendly. Since January 1, 2006 all standard product IDs are sold with lead-free plating.

The table below provides information about our manufacturing facilities, products and technologies.

Manufacturing Facilities

Location	Products	Technologies
Front-End Facilities:
Mountaintop, Pennsylvania	Discrete Power Semiconductors	8 inch fab—0.35 micron
MOSFET/IGBT

South Portland, Maine	Analog Switches, USB, Interface SerDes, Converters, Logic Gates, Buffers, Counters, Opto Detectors, Ground Fault Interruptors	6-inch fab—0.35 - 5 micron, 8-inch fab—0.35 micron, Bipolar, CMOS, BiCMOS and MEMS

West Jordan, Utah	Discrete Power Semiconductors	6-inch fab—1.0/0.35 micron
20 Million cell DMOS

Bucheon, South Korea	Discrete Power Semiconductors, standard analog integrated circuits	4-inch fab—5.0/2.0 micron Bipolar/Rectifiers/PWR BJT
5-inch fab—2.0/0.8 micron
Bipolar and BCDMOS/MOSFET/IGBT/Rectifiers
6-inch fab—2.0/0.5 micron
BCDMOS/MOSFET/IGBT

Singapore	Optocoupler/infrared	Infrared die fab

Back-End Facilities:
Penang, Malaysia	Power Analog, Logic and Low voltage devices	MDIP, SOIC, EIAJ, TSSOP, SSOP, SC-70, MLP, Micropak, QSOP, uSerdes MLP,WLCSP

Cebu, Philippines	Power and small signal discrete, Analog and Logic parts	SOT5, SOT-23, Super SOT3, 6, 8, SOT-223, TO220, TO262, TO263, DPAK, SC-70, BGA, CSP, PQFN, FLMP, SO8WL, TO220FP, Microcoupler (opto BGA), KGD

Suzhou, China	Discrete Power Semiconductors	HVFP-TO220, D-Pak, I-Pak, TO3P-3L, TO247, TO220F 3L, TO3PF 3L, Smart Power Module (SPM)–SPM3, SPM3 V, SPM5, SPM2, SPIM, LVFP-TO220, TO252, TO251, TO263, APG-TO220-6L, D2Pak-6L, I2Pak-6L, 9SIP, TO3PF-5L, TO3PF-7L, TO220F-5L, TO3P 5L, SPG-TO220R,TO220, D-Pak, TO220F 3L

We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, More Power Electric Corporation, New Japan Radio Corporation, Phenitec Semiconductor and Taiwan Semiconductor Manufacturing Company. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, AUK,

Enoch, GEM Services, Hana Semiconductor, Liteon, SP Semiconductor, Tak Cheong Electronics, Carsem and UTAC Thai Ltd. We continue to explore in-sourcing opportunities, particularly for our back-end facilities where it makes financial sense.

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

Backlog

Backlog at December 30, 2007 was approximately $550 million, down from approximately $627 million at December 31, 2006. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. In periods of depressed demand, customers tend to rely on shorter lead times available from suppliers, including us. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. Additionally, backlog is impacted by our manufacturing lead times, which have decreased by approximately two weeks on average from December 31, 2006 to December 30, 2007. As is customary in the semiconductor industry, we allow orders to be canceled or deliveries delayed by customers within agreed upon parameters. Accordingly, our backlog at any time should not be used as an indication of future revenues.

Seasonality

Overall, our sales are closely linked to semiconductor and related electronics industry supply chain and channel inventory trends.

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

Trademarks and Patents

As of December 30, 2007 we held 865 issued United States patents and 1,017 issued non-U.S. patents with expiration dates ranging from 2008 through 2026. We also have trademarks that are used in the conduct of our business to distinguish genuine Fairchild products. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as system and application knowledge, ability and experience of our personnel, the range and number of new products being developed by us, our market brand recognition, ongoing sales and marketing efforts, customer service, technical support and our manufacturing capabilities.

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

A property we previously owned in Mountain View, California is listed on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act. We acquired that property as part of the acquisition of The Raytheon Company’s semiconductor business in 1997. Under the terms of the acquisition agreement, Raytheon retained responsibility for, and has agreed to indemnify us with respect to, remediation costs or other liabilities related to pre-acquisition contamination. We sold the Mountain View property in 1999. The purchaser received an environmental indemnity from us similar in scope to the one we received from Raytheon. The purchaser and subsequent owners of the property can hold us liable under our indemnity for any claims, liabilities or damages they may incur as a result of the historical contamination, including any remediation costs or other liabilities. We are unable to estimate the potential amounts of future payments; however, we do not expect any future payments to have a material impact on our earnings or financial condition.

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

We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were immaterial for 2007, 2006 and 2005. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

Employees

Our worldwide workforce consisted of 9,691 full and part-time employees as of December 30, 2007. We believe that our relations with our employees are satisfactory.

At December 30, 2007, 143 of our employees were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends June 1, 2011 and provides for guaranteed wage and benefit levels as well as employment security for union members. If a work stoppage were to occur, it could impact our ability to operate. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.

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

Name	Age	Title
Mark S. Thompson	51	President and Chief Executive Officer, and Director
Mark S. Frey	54	Executive Vice President, Chief Financial Officer and Treasurer
Laurenz Schmidt	59	Executive Vice President, Global Operations
Robert J. Conrad	48	Executive Vice President and General Manager, Mobile, Computing, Communications and Consumer Products Group
Allan Lam	48	Executive Vice President, Worldwide Sales and Marketing
Justin Chiang	45	Senior Vice President and General Manager, Power Conversion, Industrial and Automotive Products Group
Adrian Chu	50	Senior Vice President and General Manager, Standard Products Group
Robin Goodwin	47	Senior Vice President, Supply Chain Management
Paul D. Delva	45	Senior Vice President, General Counsel and Corporate Secretary
Kevin B. London	50	Senior Vice President, Human Resources and Administration
Robin A. Sawyer	40	Vice President, Corporate Controller

Mark S. Thompson, President and Chief Executive Officer (CEO), and Director. Mr. Thompson joined Fairchild Semiconductor in November 2004 as Executive Vice President, Manufacturing and Technology group. He became President and Chief Executive Officer in May 2005. He has over 22 years of high technology experience. Prior to joining the company, Mr. Thompson had been Chief Executive Officer of Big Bear Networks since August 2001. He was previously Vice President and General Manager of Tyco Electronics, Power Components Division and, prior to its acquisition by Tyco, was Vice President of Raychem Corporation’s Electronics OEM division. Mr. Thompson is a director of American Science and Engineering, Inc. and Cooper Industries, Ltd.

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

Laurenz Schmidt, Executive Vice President, Global Operations. Mr. Schmidt served as Senior Vice President, Global Operations since October 2001 and was promoted to Executive Vice President in February 2004. He has over 30 years of experience in the semiconductor industry. Prior to assuming his current role, he held various management positions over the preceding eight years, including Vice President of Wafer Fabrication Manufacturing, Vice President of Operations for Discrete Products Group and Managing Director of the South Portland, Maine wafer fabrication facility. Prior to joining Fairchild in 1983, he spent six years with Texas Instruments.

Robert J. Conrad, Executive Vice President and General Manager, Mobile, Computing, Communications and Consumer Products Group. Mr. Conrad joined Fairchild Semiconductor in September 2003 as Senior Vice President and General Manager of the Analog Products Group. He became Executive Vice President in May 2006, and assumed his current position in December 2007 pursuant to the reorganization of our internal reporting and management structure, as discussed further under Item 9B, Other Information. Mr. Conrad has over 24 years of semiconductor industry experience. His experience prior to joining Fairchild includes twelve years at Texas Instruments in a variety of engineering and business management roles, six years at Analog Devices where he was Vice President and General Manager of the DSP Division, and most recently as CEO and President of Trebia Networks, a private fabless semiconductor company, since April 2001.

Allan Lam, Executive Vice President, Worldwide Sales and Marketing. Mr. Lam joined Fairchild Semiconductor in August 2005 as Senior Vice President and General Manager, Standard Products Group. He was previously employed by Vishay Intertechnology and Temic Semiconductor since 1996, most recently as Vice President of Sales, Asia, and before that as Area Vice President of Sales, Asia-Pacific and Vice President, Standard Products Unit. He previously held management positions in quality, marketing, sales, and engineering with BBS Electronics, Cinergi Technology & Devices, SGS-Thomson Microelectronics and National Semiconductor.

Justin Chiang, Senior Vice President and General Manager, Power Conversion, Industrial and Automotive Products Group. Mr. Chiang joined Fairchild Semiconductor in May 2005 as Vice President of System Power in the Analog Products Group, and was promoted to his current position in December 2007 pursuant to the reorganization of our internal reporting and management structure, as discussed further under Item 9B, Other Information. He has over 15 years of experience in the electronic and semiconductor industry. Prior to joining the company, Mr. Chiang was the General Manager of Tyco Electronics, Power Components Division from 2003 to 2005. He was previously Director of Tyco Electronics, Silicon Products Group, Circuit Protection Division from 2000 to 2003 and prior to that he held a variety of technical and senior management positions with Raychem Corporation from 1994.

Adrian Chu, Senior Vice President and General Manager, Standard Products Group. Mr. Chu joined Fairchild Semiconductor in February 2008 as Senior Vice President and General Manager, Standard Products Group. He was previously employed by NXP Semiconductors and its predecessor, Philips Semiconductors, most recently as Vice President for Sales, China/HK, since 2002. He has over 20 years of experience in the semiconductor industry in a variety of executive, sales and technical marketing positions.

Robin Goodwin, Senior Vice President, Supply Chain Management. Mr. Goodwin joined Fairchild Semiconductor as part of its founding in 1997, as the Director of Finance. He transitioned to supply chain management in 2001 and assumed the leadership position in developing Fairchild’s first global planning organization. He has 23 years in the high technology industry in a combination of financial and supply chain management roles. Mr. Goodwin’s experience spans across OEMs, EMS and component suppliers.

Paul D. Delva, Senior Vice President, General Counsel and Corporate Secretary. Mr. Delva joined Fairchild Semiconductor in 1999. He served as the company’s assistant general counsel following the company’s initial public offering in 1999. Mr. Delva was promoted to Vice President, General Counsel and Secretary in April 2003. He became Senior Vice President in August 2005. He has advised Fairchild on all its acquisitions and securities offerings, as well as on general corporate matters since the company’s founding in 1997. Prior to joining Fairchild, he was an associate in the corporate department at Dechert, Price & Rhoads (now Dechert LLP).

Kevin B. London, Senior Vice President, Human Resources and Administration. Mr. London became Vice President of Human Resources in July 2002 and was promoted to Senior Vice President in August 2005. He has over 27 years experience in the semiconductor industry. Prior to becoming Vice President, he held various Human Resource management positions in the company.

Robin A. Sawyer, Vice President, Corporate Controller. Ms. Sawyer has served as the company’s Vice President and Corporate Controller since November 2002. She was previously Manager of Financial Planning and Analysis since joining the company in August 2000. Prior to joining the company, Ms. Sawyer was employed by Cornerstone Brands, Inc. from 1998 to 2000 as Director of Financial Planning and Reporting. Prior to that Ms. Sawyer was employed by Baker, Newman and Noyes, LLC and its predecessor firm, Ernst & Young, and is a Certified Public Accountant. Ms. Sawyer is a director of Camden National Corporation.

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

The success of our products often depends on whether OEMs, or their contract manufacturers, choose to incorporate or “design in” our products, or identify our products, with those from a limited number of other vendors, as approved for use in particular OEM applications. Even receiving “design wins” from a customer does not guarantee future sales to that customer. We may be unable to achieve these “design wins” due to competition over the subject product’s functionality, size, electrical characteristics or other aspect of its design, price, or due to our inability to service expected demand from the customer or other factors. Without design wins, we would only be able to sell our products to customers as a second source, if at all. If an OEM designs another supplier’s product into one of its applications, it is more difficult for us to achieve future design wins with that application because, for the customer, changing suppliers involves significant cost, time, effort and risk. In addition, achieving a design win with a customer does not ensure that we will receive significant revenue from that customer and we may be unable to convert design into actual sales.

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

Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products has resulted in a number of claims for damages from customers. We purchase raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, More Power Electric Corporation, New Japan Radio Corporation, Phenitec Semiconductor and Taiwan Semiconductor Manufacturing Company. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, AUK, Enoch, GEM Services, Hana Semiconductor, Liteon, SP Semiconductor, Tak Cheong Electronics, Carsem and UTAC Thai Ltd.

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

Distributors accounted for 66% of our net sales for the year ended December 30, 2007. Our top five distributors worldwide accounted for 20% of our net sales for the year ended December 30, 2007. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

The calculation of stock-based compensation expense under Statement of Financial Accounting Standards (SFAS) 123(R) requires us to use valuation methodologies and a number of estimates, assumptions and conclusions regarding matters such as the expected volatility of our share price, the expected life of our options, the expected dividend rate with respect to our common stock, expected forfeitures and the exercise behavior of our employees. See Item 8, Note 8 of this report for further information. There are no means, under applicable accounting principles, to compare and adjust this expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of stock-based awards. Certain factors may arise over time that lead us to change our estimates and assumptions with respect to future stock-based compensation, resulting in variability in our stock-based compensation expense over time. Changes in forecasted stock-based compensation expense could impact our gross margin percentage, research and development expenses, marketing, general and administrative expenses and our tax rate.

We may face product warranty or product liability claims that are disproportionately higher than the value of the products involved.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several dollars, whereas the personal computer might be sold by the computer maker for several hundred dollars. Although we maintain rigorous quality control systems, we manufacture and sell approximately 18 billion individual semiconductor devices per year to customers around the world, and in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to published specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. We attempt, through our standard terms and conditions of sale and other customer contracts, to limit our liability by agreeing only to replace the defective goods or refund the purchase price. Nevertheless, we have received claims for other charges, such as for labor and other costs of replacing defective parts or repairing the products into which the defective products are incorporated, lost profits and other damages. In addition, our ability to reduce such liabilities, whether by contracts or otherwise, may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result.

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

Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we have recorded a charge for estimated potential litigation outcomes relating to the mold compound issue in our Consolidated Statement of Operations. The charge is included in our total reserves for potential litigation outcomes of $11.0 million as of December 30, 2007. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current balance.

Our international operations subject our company to risks not faced by domestic competitors.

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 76% of our revenues in fiscal year 2007 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 13% of our revenue for the year ended December 30, 2007.

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

Our Chinese subsidiary, Fairchild Semiconductor (Suzhou), Co. Ltd, was granted a 10 year preferential income tax holiday by the Chinese government as one of the incentives for locating in the Suzhou Industrial Park. On March 16, 2007, the Chinese government passed the unified enterprise income tax law to unify the taxing structure among foreign invested enterprises and domestic. The new legislation, effective January 1, 2008, “grandfathers” enterprises currently enjoying tax incentives for a maximum period of five years. Fairchild Semiconductor (Suzhou), Co. Ltd will continue to enjoy these tax incentives through 2012, with the new statutory rate of 25% to take affect in 2013. The gradual transitioning of the statutory rate commences in 2008.

The corporate tax rate of our German subsidiary, Fairchild Semiconductor GmbH, will be reduced effective January 1, 2008. In July 2007, the Upper House of the German Parliament (Bundesrat) passed the 2008 Business Tax Reform Act, reducing the corporate tax rate (i.e., including income tax/trade tax/solidarity surcharge) from approximately 39% down to approximately 30%. The enactment of the reform became effective January 1, 2008.

The corporate tax rate of our United Kingdom subsidiary, Fairchild Semiconductor Limited, will be reduced from 30% to 28%, effective April 1, 2008. The Finance bill released in March 2007 as part of the UK budget report included a reduction of the corporate tax rate down to 28%. The Finance bill received Royal Assent and became law on July 19, 2007.

Our Singapore subsidiary, Fairchild Semiconductor Pte. Ltd., has been granted a Development and Expansion Incentive reducing the statutory tax rate down from 18% to 10% for a period of fifteen years, effective January 1, 2005. The incentive, and accompanying reduced statutory tax rate, is subject to specific terms and conditions involving varying levels of categorization of qualifying income, employment levels and revenue management.

We continue to monitor the Korean tax holiday, compliance with the Singapore tax incentive, changes to the income tax laws in the People’s Republic of China and the tax reforms enacted in Germany and the United Kingdom, to help ensure that the current and future tax impacts on our subsidiaries in these countries are anticipated and refined.

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

We are a leveraged company with a ratio of debt to equity at December 30, 2007 of approximately 0.5 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At December 30, 2007, we had total debt of $589.6 million and the ratio of this debt to equity was approximately 0.5 to 1. On June 22, 2006 we reduced the outstanding balance on the term loan by $50 million to $394 million. On June 26, 2006 we refinanced the existing senior credit facility consisting of a term loan of $375 million, replacing the previous $450 million term loan and replacing the previous $180 million revolving line of credit with a $100 million revolving line of credit, of which $78.5 million remained undrawn as of December 30, 2007, adjusted for outstanding letters of credit. In addition, there is a $300 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have significant consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, from June 2006, permits borrowings of up to $100 million in revolving loans under the line of credit and up to $300 million under the uncommitted incremental term loan feature, in addition to the outstanding $375 million term loan that is currently outstanding under that facility. As of December 30, 2007, adjusted for outstanding letters of credit, we had up to $78.5 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of December 30, 2007, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We invest in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

We invest our excess cash in marketable securities consisting primarily of commercial paper, U.S. Government securities, and auction rate securities. As of the end of fiscal year 2007, we owned $51.3 million of auction rate securities. These securities are AAA rated, by Moody’s and Standard and Poor’s, and are primarily used for managing our on-going liquidity needs, while maximizing interest income. In the third quarter of 2007, we experienced failures on the auction rate securities we held related to disruptions in the credit market, as there were more sellers than buyers of our auction rate securities. If an auction fails, our investments will not be liquid until the auction is successfully reset or is called by the issuer, and therefore a failure could impair our liquidity needs. As of December 30, 2007, there were no credit rating changes on these securities. If the credit rating on these securities is downgraded, or we otherwise assess a triggering event of other than temporary impairment of these assets, we may be required to adjust the carrying value of these investments through an impairment charge in our financial statements. As of December 30, 2007, no investments are considered other than temporarily impaired. Therefore, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, unrealized losses of $2.5 million relating to these securities have been recorded in other comprehensive income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the Securities and Exchange Commission as of February 28, 2008.

ITEM 2.	PROPERTIES

We maintain manufacturing and office facilities around the world including the United States, Asia and Europe. The following table provides information about these facilities at December 30, 2007.

Location	Owned	Leased	Use	Business Segment
Bucheon, South Korea	X		Manufacturing, office facilities and design center.	Functional Power, Analog Products, Standard Products
Cebu, Philippines	X	X	Manufacturing, warehouse and office facilities.	Functional Power, Analog Products, Standard Products
Fuerstenfeldbruck, Germany		X	Office facilities.	—
Hwasung City, South Korea	X		Warehouse space.	—
Kowloon, Hong Kong		X	Office facilities.	—
Loveland & Colorado Springs, Colorado		X	Office facilities and design center.	Analog Products
Mountaintop, Pennsylvania	X		Manufacturing and office facilities.	Functional Power
Oulu, Finland		X	Office facilities and design center.	Analog Products
Penang, Malaysia	X	X	Manufacturing, warehouse and office facilities.	Functional Power, Analog Products, Standard Products
San Jose, California		X	Office facilities and design center.	Functional Power, Analog Products, Standard Products
Seoul, South Korea		X	Office facilities.	—
Shanghai, China		X	Office facilities.	—
Singapore		X	Manufacturing and office facilities.	Standard Products
South Portland, Maine		X	Corporate headquarters.	—
South Portland, Maine	X	X	Manufacturing, office facilities and design center.	Functional Power, Analog Products, Standard Products
Suzhou, China	X		Manufacturing, warehouse and office facilities.	Functional Power, Analog Products, Standard Products
Taipei, Taiwan		X	Office facilities and design center.	Analog Products
Tokyo, Japan		X	Office facilities.	—
West Jordan, Utah	X		Manufacturing and office facilities.	Functional Power
Wooton-Bassett, England		X	Office facilities.	—

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

In a separate action, we filed a lawsuit on April 11, 2006, against Power Integrations in the United States District Court for the Eastern District of Texas, asserting that Power Integrations’ PWM products infringe U.S. Patent No. 5,264,719. The lawsuit was transferred to the United States District Court for the District of Delaware. Intersil Americas owns U.S. Patent No. 5,264,719, for High Voltage Lateral Semiconductor Devices, and is a co-plaintiff with us in the lawsuit. We have held license rights under the patent since acquiring Intersil’s power discrete business in 2001, and we more recently secured exclusive rights to assert the patent against Power Integrations. The court dismissed the lawsuit on December 21, 2007 because of legal standing issues relating to the license arrangement between us and Intersil Americas. The court left open the possibility for the standing issues to be addressed and the suit reinstituted. The underlying merits of Intersil and Fairchild’s patent infringement case against Power Integrations were not addressed in the court’s ruling. We are exploring options to address the standing issues raised by the court.

Our wholly owned subsidiary, System General Corporation, is a defendant in a patent infringement lawsuit in the U.S. District Court for the Northern District of California. System General had appealed to the U.S. Court of Appeals for the Federal Circuit on the outcome of proceedings before the U.S. International Trade Commission (ITC) involving allegations of patent infringement. The ITC order banned some System General parts, and downstream products incorporating the System General parts, from being imported into the United States. Both the ITC proceeding and the lawsuit were initiated by Power Integrations. The district court action was stayed at least until the appeals court issued its decision on System General’s appeal of the ITC’s final determination. On November 20, 2007, the appeals court affirmed the ITC’s decision. Some System General products were specifically carved out of the ITC’s U.S. import ban, and System General has fully replaced the banned products with replacement products not covered by the ITC ban. There has been no activity in the district court action since the appeals court decision. Fairchild has petitioned the U.S. patent office for reexamination of the patents involved. As in all litigation, it is difficult to predict the result of the district court action and no assurance can be given as to the outcome of this lawsuit. Should we ultimately lose the lawsuit, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly in the U.S.

Patent Litigation with Alpha & Omega Semiconductor, Inc. On May 17, 2007, Alpha & Omega Semiconductor, Inc. (AOS) filed suit against us in the U.S. District Court for the Northern District of California alleging that we are infringing two of its patents. AOS is seeking unspecified damages and an injunction against us. We in turn filed suit against AOS in the same court on May 18, 2007, alleging that AOS is infringing four of our patents. We are also seeking unspecified damages and an injunction. The cases were consolidated on July 31, 2007. On October 2, 2007, the parties were granted leave to amend their complaints to assert additional patents. We asserted two additional patents against AOS, and AOS asserted one additional patent against us. The lawsuit is currently in the discovery phase.

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

We have analyzed the potential litigation outcomes from all the abovementioned claims in accordance with SFAS 5, Accounting for Contingencies. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in our Consolidated Statement of Operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of December 30, 2007 our balance for potential litigation outcomes was $11.0 million. If we continue to receive additional claims, if more of these claims proceed to litigation or if we choose to settle claims in settlement of or to avoid litigation, then we may incur liabilities in excess of the current reserves.

From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period beginning October 1, 2007 and ending on December 30, 2007.

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

	High	Low
2007
Fourth Quarter (from October 1, 2007 to December 30, 2007)	$19.54	$14.22
Third Quarter (from July 2, 2007 to September 30, 2007)	$20.40	$16.18
Second Quarter (from April 2, 2007 to July 1, 2007)	$20.55	$16.48
First Quarter (from January 1, 2007 to April 1, 2007)	$19.33	$16.35

2006
Fourth Quarter (from October 2, 2006 to December 31, 2006)	$19.50	$15.51
Third Quarter (from July 3, 2006 to October 1, 2006)	$19.77	$14.93
Second Quarter (from April 3, 2006 to July 2, 2006)	$21.95	$15.43
First Quarter (from December 26, 2005 to April 2, 2006)	$20.39	$16.66

As of February 27, 2008 there were approximately 189 holders of record of our Common Stock. We have not paid dividends on our common stock in any of the years presented above and have no present intention of doing so. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make. See Item 7, Liquidity and Capital Resources and Note 6 to our Consolidated Financial Statements contained in Item 8 of this report, for further information about restrictions to our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Programs

The following table provides information about the number of stock options, deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs) outstanding and authorized for issuance under all equity compensation plans of the company on December 30, 2007. The notes under the table provide important additional information.

	Number of Shares of Common Stock Issuable Upon the Exercise of Outstanding Options, DSUs, RSUs and PUs (1)	Weighted-Average Exercise Price of Outstanding Options, DSUs, RSUs, and PUs (2)	Number of Shares Remaining Available for Future Issuance at Year-End (Excluding Shares Underlying Outstanding Options, DSUs, RSUs and PUs) (3)

Equity compensation plans approved by stockholders (4)	22,295,212	$19.89	6,569,310

Equity compensation plans not approved by stockholders (5)	329,300	17.00	—

Total	22,624,512	$19.85	6,569,310

(1)	Other than as described here, the company had no warrants or rights outstanding or available for issuance under any equity compensation plan at December 30, 2007.
(2)	Does not include shares subject to DSUs, RSUs or PUs, which do not have an exercise price.
(3)	Represents 37,430 shares under the 2000 Executive Stock Option Plan (2000 Executive Plan) and 6,531,880 shares under the Fairchild Semiconductor 2007 Stock Plan (2007 Stock Plan). There were no shares remaining available for future issuance under the Fairchild Semiconductor Stock Plan (Stock Plan) on December 30, 2007.
(4)	Shares issuable include 1,626,964 options under the 2000 Executive Plan, 18,751,595 options, 236,684 DSUs, 736,313 RSUs, and 643,897 PUs under the Stock Plan and 87,550 options, 59,000 DSUs, 101,195 RSUs, and 52,014 PUs under the 2007 Stock Plan.
(5)	Represents 200,000 options and 12,500 DSUs granted in December 2004 to Mark S. Thompson, our President and CEO, and 75,000 options, 26,800 PUs and 15,000 RSUs granted to Mark S. Frey, our Executive Vice President, CFO and Treasurer in March 2006, as recruitment-related grants. These equity awards were made under the NYSE exemption for employment inducement awards. The equity awards are covered by separate award agreements. The options granted to Mr. Thompson and Mr. Frey vest over the four-year period following their grant date, have an eight-year term and have an exercise price per share equal to the fair market value of the company’s common stock on the grant date. The DSUs granted to Mr. Thompson vest over the four-year period following their grant date. The PUs granted to Mr. Frey vest over the three-year period following their grant date. Mr. Frey’s RSUs vest over the four-year period following their grant date.

The material terms of the 2000 Executive Plan, the Stock Plan and the 2007 Stock Plan are described in Note 8 to the company’s Consolidated Financial Statements contained in Item 8 of this report, and the three plans are included as exhibits to this report.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the fourth quarter of 2007. The following table provides information with respect to purchases made by the company of its own common stock during the fourth quarter of 2007.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007—October 28, 2007	—	$—	—	—
October 29, 2007—November 25, 2007	395,750	15.21	—	—
November 26, 2007—December 30, 2007	258,000	15.40	—	—

Total	653,750	$15.28	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan or for other board of director authorized transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Stockholder Return Performance

The following graph compares the change in total stockholder return on the company’s common stock against the total return of the Standard & Poor’s 500 Index and the Philadelphia Stock Exchange Semiconductor Index from December 27, 2002, the last day our common stock was traded on the New York Stock Exchange before the beginning of our fifth preceding fiscal year, to December 28, 2007, the last trading day in our fiscal year ended December 30, 2007. Total return to stockholders is measured by dividing the per-share price change for the period by the share price at the beginning of the period. The graph assumes that investments of $100 were made on December 27, 2002 in our common stock and in each of the indexes.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data as of December 30, 2007 and December 31, 2006 and for the years ended December 30, 2007, December 31, 2006, and December 25, 2005 are derived from our audited Consolidated Financial Statements, contained in Item 8 of this report. The historical consolidated financial data as of December 25, 2005, December 26, 2004 and December 28, 2003 and for the years ended December 26, 2004 and December 28, 2003 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our results for the years ended December 30, 2007, December 25, 2005, December 26, 2004 and December 28, 2003 each consist of 52 weeks, while results for the year ended December 31, 2006 consists of 53 weeks.

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005	December 26, 2004	December 28, 2003
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$1,670.2	$1,651.1	$1,425.1	$1,603.1	$1,395.8
Total gross margin	490.5	496.8	314.3	448.3	307.8
% of total revenue	29.4%	30.1%	22.1%	28.0%	22.1%
Net income (loss)	64.0	83.4	(241.2)	59.2	(81.5)
Net income (loss) per common share:
Basic	$0.52	$0.68	$(2.01)	$0.50	$(0.69)
Diluted	$0.51	$0.67	$(2.01)	$0.48	$(0.69)

Consolidated Balance Sheet Data (End of Period):
Inventories	$243.5	$238.9	$200.5	$253.9	$221.5
Total assets	2,132.6	2,045.6	1,928.3	2,376.5	2,261.3
Current portion of long-term debt	203.7	2.8	5.6	3.3	3.3
Long-term debt, less current portion	385.9	589.7	641.0	845.2	848.6
Stockholders’ equity	1,218.5	1,132.2	1,008.5	1,229.1	1,147.7

Other Financial Data:
Research and development	$109.8	$107.5	$77.6	$82.0	$74.8
Depreciation and other amortization	103.5	93.3	126.3	149.1	149.6
Amortization of acquisition-related intangibles	23.5	23.5	23.9	26.0	33.3
Net interest expense	19.6	19.5	28.1	53.5	66.2
Capital expenditures	140.4	111.8	97.4	190.3	136.3

We did not pay cash dividends on our common stock in any of the years presented above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our primary business goal for 2007 was to focus on new product development in order to increase our mix of more proprietary, higher margin products while continuing to deemphasize lower margin products. We target annual capital expenditures to be in the range of 6 to 8% of sales as we focus on opportunities to increase capacity at our factories. When opportunity for rapid payback exists, we may exceed the high end of this range. In 2007, our capital expenditures as a percentage of sales was 8.4%. Another important business goal was to decrease the volatility of our sales and earnings across the semiconductor business cycle. We controlled our production output to match end market demand through tight control of our inventory by maintaining a foundation of strong supply chain and inventory channel management. This included our target of keeping our distribution inventory on hand at 11 weeks, plus or minus a week. At the end of 2007, distribution inventory on hand was approximately 11.4 weeks, within our acceptable level and slightly less than the end of 2006. We also continue to manage our internal inventories, with a target range of 10 weeks of internal inventory, plus or minus a week. Our internal inventory was within the target range at just under 11 weeks at the end of 2007. By tightly controlling inventories, we reduce the impact that inventory corrections can have on our shipments and revenues.

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

The Functional Power Group continues to develop leading edge MOSFET silicon technology, state of the art packaging technologies and integrated custom power system solutions. By integrating our technology, expertise and packaging technologies into a complete solution for our customers, we expect to steadily improve gross margins and at the same time, the value proposition to our customers. In our low voltage product line, we seek to deliver exceptional product performance by optimizing silicon processes to satisfy specific application requirements for our customers. This enables us to deliver solutions with greater energy efficiency than is commonly available. Our high voltage solutions are designed to provide improved energy efficiency and higher performance in consumer, industrial, and automotive applications. We produce a wide range of Smart Power Modules that enable the transition from single speed AC motors to variable speed AC and DC motors which are up to 60% more energy efficient. We believe the growing global focus on energy efficiency will continue to drive strong growth in this product line.

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

Our results for the years ended December 30, 2007 and December 25, 2005 consists of 52 weeks, while results for the year ended December 31, 2006 consisted of 53 weeks.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our audited consolidated financial statements.

	Year Ended
	December 30, 2007		December 31, 2006		December 25, 2005
	(Dollars in millions)
Total revenues	$1,670.2	100%	$1,651.1	100%	$1,425.1	100%
Gross margin	490.5	29%	496.8	30%	314.3	22%

Operating Expenses:
Research and development	109.8	7%	107.5	7%	77.6	5%
Selling, general and administrative	230.3	14%	241.9	15%	194.5	14%
Amortization of acquisition-related intangibles	23.5	1%	23.5	1%	23.9	2%
Restructuring and impairments	10.8	1%	3.2	0%	16.9	1%
Charge for potential litigation outcomes, net	9.5	1%	8.2	0%	6.9	0%
(Gain) loss on sale of product line, net	0.4	0%	(6.0)	-1%	—	0%
Purchased in-process research and development	3.9	0%	—	0%	—	0%

Total operating expenses	388.2	23%	378.3	23%	319.8	22%

Operating income (loss)	102.3	6%	118.5	7%	(5.5)	0%

Other expense, net	20.2	1%	19.7	1%	31.0	2%

Income (loss) before income taxes	82.1	5%	98.8	6%	(36.5)	-3%

Provision for income taxes	18.1	1%	15.4	1%	204.7	14%

Net income (loss)	$64.0	4%	$83.4	5%	$(241.2)	-17%

Year Ended December 30, 2007 Compared to Year Ended December 31, 2006

Total Revenues. Total revenues for 2007 increased $19.1 million, or 1%, as compared to 2006, primarily due to the acquisition of System General. Our results for 2007 consist of 52 weeks as compared to 53 weeks in 2006.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for 2007 and 2006.

	Year Ended
	December 30, 2007	December 31, 2006
United States	9%	10%
Other Americas	3	3
Europe	12	12
China	29	27
Taiwan	21	19
Korea	13	15
Other Asia/Pacific	13	14

Total	100%	100%

Gross Margin. Gross margin decreased approximately 1% in 2007 as compared to 2006 due to decreased factory utilization and unit volumes, increases in raw materials and unfavorable currency trends. The unfavorable trends were partially offset by increased revenue, improved product mix and reduced variable compensation accruals of approximately $20.2 million. Also included in gross margin in 2007 was a $3.7 million purchase accounting charge related to the System General acquisition for the recognition of the step-up of inventory to fair market value at the acquisition date (see Item 8, Note 17 for further information).

Operating Expenses. Research and development (R&D) expenses were flat as a percentage of sales in 2007 and 2006. Increases in R&D dollars, which is in alignment with our strategic decision to increase new product development in 2007, as well as incremental expense relating to the System General acquisition, was offset by a $10.6 million decrease in variable compensation accruals during 2007. Selling, general and administrative (SG&A) expenses were slightly lower as a percentage of sales during 2007, as compared to 2006. Decreases in SG&A were due to tighter spending controls and decreased variable compensation accruals of approximately $17.3 million, offset by increased promotional spending and incremental spending due to the acquisition of System General.

Acquisition amortization was flat in 2007 as compared to 2006. The incremental expense related to the amortizable intangible assets acquired as part of the System General acquisition (see Item 8, Note 17 for additional information) was offset by certain intangibles becoming fully amortized.

Restructuring and Impairments. During 2007, we recorded restructuring and impairment charges, net of releases, totaling $10.8 million. The charges included $6.8 million in employee separation costs, $0.2 million in contract cancellation costs, $3.1 million in asset impairment costs and $0.2 million in reserve releases, all associated with the 2007 Infrastructure Realignment Program. In addition, we recorded an additional $0.9 million in employee separation costs associated with the 2006 Infrastructure Realignment Program.

The 2007 Infrastructure Realignment Program is expected to be substantially complete by the second quarter of 2008 and impacts approximately 97 manufacturing and non-manufacturing personnel. We anticipate annual cost savings associated with the employee separation of approximately $4.8 million beginning in the first quarter of 2008 and $1.2 million beginning in the second quarter of 2008. In addition, we expect depreciation cost savings of $0.8 million relating to the asset impairment charges. Effective in the fourth quarter of 2007, we achieved annualized cost savings associated with the employee separation of approximately $1.8 million.

During 2006, we recorded restructuring and impairment charges totaling $3.2 million. The charges included $1.0 million in employee separation costs and $2.2 million in asset impairment costs.

The 2006 Infrastructure Realignment Program was substantially complete as of the third quarter of 2007 and impacted approximately 33 non-manufacturing personnel. We achieved annualized cost savings associated with the employee separation of approximately $3.4 million beginning in the third quarter of 2007. In addition, we achieved annualized depreciation savings of $0.3 million related to the asset impairment charge.

Charge for Potential Litigation Outcomes, net. In 2007, we recorded a net charge of $9.5 million for potential litigation outcomes. In the fourth quarter of 2006, we recorded an $8.2 million reserve for potential losses as a result of an unfavorable judgment in our legal proceeding with Zhongxing Telecom Ltd. (ZTE). The charges were based on our analysis of the claims and our historical experience in defending and/or resolving these claims (see Item 8, Note 14 of this report for additional information).

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

Purchased In-Process Research and Development (IPR&D). In 2007, we recorded $3.9 million of IPR&D as a result of the acquisition of System General (see Item 8, Note 17 of this report for additional information).

Other Expense, net.

The following table presents a summary of Other expense, net for 2007 and 2006, respectively.

	Year Ended
	December 30, 2007	December 31, 2006
	(In millions)
Interest expense	$38.5	$42.3
Interest income	(18.9)	(22.8)
Other (income) expense, net	0.6	0.2

Other expense, net	$20.2	$19.7

Interest expense. Interest expense in 2007 decreased $3.8 million, as compared to 2006, due to the refinancing of our variable rate term loan in the second quarter of 2006 and lower term loan balances. In addition, there was an extra week of interest expense in the first quarter of 2006.

Interest income. Interest income in 2007 decreased $3.9 million, as compared to 2006, as a result of lower levels of invested cash balances, offset by improved rates of return earned on cash and marketable securities. In addition, there was an extra week of interest income in the first quarter of 2006.

Other (income) expense, net. In 2007, we recorded $0.6 million of net other expense principally relating to charitable donations and contributions. In 2006, we recorded $0.2 million of net other expense. This includes a gain of $(0.6) million on the sale of a strategic investment, $0.5 million of fees associated with the refinancing of the senior credit facility, and $0.3 of expense relating to charitable donations and contributions.

Income Taxes. The effective tax rate for 2007 was 22.0% compared to 15.6% for 2006. The change in effective tax rate is primarily due to shifts of income among jurisdictions with differing tax rates, a change in the Korean holiday tax rate from 6.16% in 2006 to 13.75% in 2007 and the impact of the first quarter 2006 net tax benefit as a result of the finalization of certain tax filings and audit outcomes compared to the first quarter 2007 net tax expense. Income taxes for 2007 were $18.1 million on income before taxes of $82.1 million as compared to income taxes of $15.4 million on income before taxes of $98.8 million for 2006. In 2007, the valuation allowance on our deferred tax assets was reduced by $29.1 million.

In accordance with Accounting Principles Board (APB) Opinion 23, Accounting of Income Taxes—Special Areas, deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. After further analysis of our APB 23 position regarding the February 2007 acquisition of System General in Taiwan, a decision was made not to be permanently reinvested as the local laws incent companies to declare and distribute annual dividends. In addition, with the anticipated closing of one of our foreign operations, which ultimately will result in the repatriating of undistributed earnings, a decision was made not to be permanently reinvested at that site. For the year ending December 30, 2007, we recorded a deferred tax liability of $0.1 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

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

The following table represents comparative disclosures of revenue and gross margin of our reportable segments.

	Year Ended
	December 30, 2007				December 31, 2006
	Revenue	% of Total	Gross Margin %	Operating Income (loss)	Revenue	% of Total	Gross Margin %	Operating Income (loss)

	(Dollars in millions)
Functional Power	$931.7	55.8%	32.5%	$136.9	$902.6	54.7%	32.3%	$124.9
Analog Products	345.7	20.7%	31.7%	(25.6)	320.1	19.4%	34.4%	(13.1)
Standard Products	392.8	23.5%	21.1%	36.8	428.4	25.9%	23.4%	38.8
Other (1)	—	0.0%	0.0%	(45.8)	—	0.0%	0.0%	(32.1)

Total	$1,670.2	100.0%	29.4%	$102.3	$1,651.1	100.0%	30.1%	$118.5

(1)	Operating loss in 2007 includes $24.8 million of stock-based compensation expense, $10.8 million of restructuring and impairments expense, $9.5 million in charges for potential litigation outcomes, net (see Item 8, Note 14), a net loss of $0.4 million on the sale of a product line and $0.3 million of other expense. Operating loss in 2006 includes $26.7 million of stock-based compensation expense, $8.2 million in charges for potential litigation outcomes, net (see Item 8, Note 14 for further information), $3.2 million for restructuring and impairments, and a net gain of $6.0 million on the sale of a product line.

Functional Power. Functional Power revenues increased approximately 3% in 2007 as compared to 2006. Our results for 2007 include 52 weeks compared to 53 weeks in 2006. The overall increase in revenue during 2007 was driven by increases in average selling prices of approximately 2% due to product mix and price related improvements, while increases in unit volumes contributed the remaining approximately 1%. Revenue increases were primarily driven by strong market demand for our high voltage and auto products. Gross margin increased in 2007 due to increased revenue, improved product mix, demand for high voltage and auto products and lower manufacturing costs, offset somewhat by increases in raw material costs and unfavorable currency trends.

Functional Power had operating income of $136.9 million in 2007, as compared to $124.9 million in 2006. The increase in operating income was due to the gross margin increase described above, slightly offset by higher SG&A expenses. R&D expenses were roughly flat. SG&A expenses increased due to increased spending and promotional expenses, which was slightly offset by lower variable compensation accruals. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized.

Analog Products. Analog Products revenues increased approximately 8% in 2007 as compared to 2006. Our results for 2007 include 52 weeks compared to 53 weeks in 2006. The increase in revenue in 2007 was mainly the result of the acquisition of System General, offset by lower unit volumes in the computing business and efforts to improve distribution channel inventory turns. Gross margin decreased in 2007 mainly due to lower factory utilization as a result of our efforts to reduce inventory and increases in raw material costs. Also, included in gross margin in 2007 was a $3.7 million purchase accounting charge related to the incremental expense for the recognition of the step-up of inventory to fair value at the acquisition date as part of the System General acquisition (see Item 8, Note 17 for further information).

Analog Products had an operating loss of $25.6 million in 2007, compared to $13.1 million in 2006. The increase in operating loss during 2007 was due to lower gross margin as described above, higher R&D expenses and a charge of $3.7 million for IPR&D related to the acquisition of System General. R&D expenses increased primarily due to the acquisition of System General, which was slightly offset by lower variable compensation accruals. SG&A expenses were roughly flat with decreased spending due to lower variable compensation accruals, offset by increased spending due to the acquisition of System General. The increase in amortization of acquisition-related intangibles during 2007 was related to intangible assets acquired from System General, which was partially offset by certain intangibles becoming fully amortized.

Standard Products. Standard Products revenues decreased approximately 8% in 2007 as compared to 2006. Our results for 2007 include 52 weeks compared to 53 weeks in 2006. In 2007, decreases in unit volumes driven by weaker demand contributed approximately 6% to the revenue decline, while decreases in average selling prices due to product mix and price contributed the remaining approximately 2%. Generally, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as we expect to experience faster growth in our Analog Products and Functional Power segments. While we anticipate revenue will continue to decline as a percentage of our total revenue, our strategy is to manage Standard Products more selectively, while maintaining or increasing our margins in this business. Gross margin decreased due to lower unit volumes, higher manufacturing costs as the result of lower factory utilization and increases in raw material costs.

Standard Products had operating income of $36.8 million in 2007, compared to $38.8 million in 2006. The decrease in operating income in 2007 was due to lower gross margin as described above, slightly offset by lower R&D and SG&A spending. R&D and SG&A expenses decreased due to lower spending and lower variable compensation accruals. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized.

Year Ended December 31, 2006 Compared to Year Ended December 25, 2005

Total Revenues. Total revenues for 2006 increased $226.0 million, or 16%, as compared to 2005. In 2006, increases in unit volumes contributed approximately 21% of the increase, offset by product mix and price related decreases in average selling prices of 5%. Throughout 2005, our strategy was to focus on reducing the levels of inventory in our distribution channel and as a result, we constrained sales to our distributors. In 2006, this allowed us to deliver higher, more stable earnings. The increase in revenue was seen across all segments. In addition, our 2006 fiscal year consisted of 53 weeks compared to 52 weeks for our 2005 fiscal year. This extra week had the effect of increasing sales by approximately 2%.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for these geographic reporting purposes includes Japan and Singapore) for 2006 and 2005.

	Year Ended
	December 31, 2006	December 25, 2005
United States	10%	10%
Other Americas	3	2
Europe	12	11
China	27	25
Taiwan	19	20
Korea	15	16
Other Asia/Pacific	14	16

Total	100%	100%

Gross Margin. Gross margin increased approximately 58% in 2006, as compared to 2005. Our strategy to reduce distributor inventory levels in 2005 allowed us to increase factory utilization and improve product mix in 2006. We also had $20.8 million of lower depreciation expense in 2006 as a result of a change in certain useful life estimates of machinery and equipment from five years to eight years in the third quarter of 2005. These gross margin improvements were partially offset by increases in variable compensation accruals of $23.3 million and $5.5 million of stock-based compensation expense. Included in 2005 gross margin was a charge of $0.8 million for accelerated depreciation on assets to be abandoned, recorded in cost of sales.

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

In 2006, we recognized $26.7 million of stock-based compensation expense. As of December 31, 2006, $0.7 million of stock-based compensation expense was included in inventory. Included in total stock-based compensation costs (including capitalized costs) of $27.4 million in 2006, was $12.4 million relating to DSUs, RSUs and PUs that would have been recorded under Accounting Principles Board (APB) 25, Accounting for Stock Issued to Employees, even if SFAS 123(R) had not been adopted.

The adoption of SFAS 123(R) impacted diluted earnings per share for the year ended December 31, 2006 by $0.11. We expected stock-based compensation expense to be between $6.5 million and $7.5 million per quarter in 2007.

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

In recent years we have shifted our equity compensation program to one that is more performance-based, and have moved from using primarily stock option awards to a combination of stock options, RSUs and PUs. By making this shift we are able to strengthen our “pay for performance” philosophy by linking equity and variable cash compensation to our performance goals, while at the same time reducing our future equity compensation expense.

On February 18, 2005, we announced the acceleration of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $19.50 or higher. Options to purchase approximately 6 million shares of our common stock became exercisable as a result of the vesting acceleration. Based on our closing stock price of $16.15 on February 18, 2005, none of these options had economic value on the date of acceleration. In connection with the modification of the terms of these options to accelerate their vesting, approximately $33.1 million, on a pre-tax basis, was included in the pro forma net income (loss) table for 2005, representing the remaining unamortized value of the impacted, unvested options just prior to the acceleration. Because the exercise price of all the modified options was greater than the market price of the company’s underlying common stock on the date of their modification, no compensation expense was recorded in the statement of operations in accordance with APB 25. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize remaining unrecognized non-cash compensation expense as measured under SFAS 123(R) as the future expense associated with these options would have been disproportionately high compared to the economic value of the options as of the date of modification. As a result of the acceleration, non-cash stock option expense in accordance with SFAS 123(R) was reduced by approximately $12 million in 2006, $4 million in 2007 and will be reduced by $1 million in 2008 on a pre-tax basis.

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

The 2006 Infrastructure Realignment Program was substantially complete as of the third quarter of 2007 and impacted approximately 33 non-manufacturing personnel. We achieved annualized cost savings associated with the employee separation of approximately $3.4 million beginning in the third quarter of 2007. In addition, we achieved annualized cost savings of $0.3 million related to the asset impairment charge.

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

Charge for Potential Litigation Outcomes, net. In the fourth quarter of 2006, we recorded an $8.2 million reserve for potential losses as a result of an unfavorable judgment in our legal proceeding with Zhongxing Telecom Ltd. (ZTE). In the fourth quarter of 2005, we recorded $6.9 million as an additional reserve for potential settlement losses related to legal proceedings for phosphorus mold compound litigation and claims. The reserve was based on our analysis of the claims and our historical experience in defending and/or resolving these claims. (See Item 8, Note 14 of this report for additional information).

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

Reportable Segments.

Beginning in the first quarter of 2007, we transferred responsibility for our bipolar transistors product line from the Functional Power Group (FPG) to the Standard Products Group (SPG). We believe the opportunities and challenges facing this business are better suited to the management focus and capabilities of the SPG management team. The financial performance of FPG and SPG has been restated for 2006 to reflect this change.

The following table represents comparative disclosures of revenue and gross margin of our reportable segments.

	Year Ended
	December 31, 2006				December 25, 2005
	Revenue	% of Total	Gross Margin %	Operating Income (loss)	Revenue	% of Total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
Functional Power	$902.6	54.7%	32.3%	$124.9	$732.2	51.4%	25.4%	$49.0
Analog Products	320.1	19.4%	34.4%	(13.1)	266.8	18.7%	19.9%	(39.3)
Standard Products	428.4	25.9%	23.4%	38.8	426.1	29.9%	17.7%	8.6
Other (1)	—	0.0%	0.0%	(32.1)	—	0.0%	0.0%	(23.8)

Total	$1,651.1	100.0%	30.1%	$118.5	$1,425.1	100.0%	22.1%	$(5.5)

(1)	Operating loss in 2006 includes $26.7 million of stock-based compensation expense, $8.2 million for a reserve for potential litigation outcomes, net (see Item 8, Note 14 for further information), $3.2 million for restructuring and impairments, and a net gain of $6.0 million on the sale of a product line. Operating loss in 2005 includes $16.9 million for restructuring and impairments and $6.9 million for a reserve for potential litigation outcomes, net (See Item 8, Note 14 for further information).

Functional Power. Functional Power revenues increased approximately 23% in 2006 as compared to 2005. Our results for 2006 include 53 weeks compared to 52 weeks in 2005. During 2006, an increase in unit volumes grew revenues approximately 24%, offset by a price and product mix related decline in average selling prices of approximately 1%. Our low voltage MOSFET sales were particularly strong in 2006 with a 27% increase in sales over 2005. Gross margin increased due to higher factory utilization, improved product mix, better management of channel and internal inventory and lower depreciation expense, slightly offset by increased variable compensation accruals. Gross margin was also positively impacted as the result of a sales reserve adjustment between the product lines.

Functional Power had operating income of $124.9 million in 2006, as compared to $49.0 million in 2005. The increase in operating income was due to higher gross margin partially offset by higher R&D and SG&A expenses. R&D expenses increased due to higher variable compensation accruals and our continued focus on developing new products. SG&A expenses increased mainly due to increased variable compensation accruals and increased spending to support continued growth. Included in SG&A during 2005 was a charge of $2.6 million for accelerated depreciation on certain assets to be abandoned.

Analog Products. Analog Products revenues increased approximately 20% in 2006 as compared to 2005. Our results for 2006 include 53 weeks compared to 52 weeks in 2005. During 2006, unit volumes increased revenues approximately 25%, while product mix and price related decreases in average selling prices reduced revenue by approximately 5%. Both analog switches and video filters experienced strong growth with 55% and 26% increases, respectively. Gross margin increased due to higher factory utilization, improved mix of higher margin products, improved inventory management and lower depreciation expenses, slightly offset by increased variable compensation accruals. Gross margin was negatively impacted as the result of a sales reserve adjustment between the product lines.

Analog products had an operating loss of $13.1 million in 2006, as compared to $39.3 million in 2005. The improvement in operating loss was due to higher gross margin, partially offset by higher R&D and SG&A expenses. R&D expenses increased due to continued investment in product, process and package development and additional design teams to help accelerate the introduction of new products in order to drive high margin growth. Lastly, higher variable compensation accruals contributed to the R&D increase. SG&A expenses increased due to higher variable compensation accruals, increased legal expenses, and higher sales expense related to the expansion of field application engineering activities. Included in SG&A during 2005 was a charge of $1.2 million for accelerated depreciation on certain assets to be abandoned. Acquisition amortization decreased due to certain intangibles becoming fully amortized during the second quarter of 2005, offset slightly by an increase as a result of the Orion acquisition during the second quarter of 2006.

Standard Products. Standard Products revenues increased approximately 1% in 2006 as compared to 2005. Our results for 2006 include 53 weeks compared to 52 weeks in 2005. During 2006, increases in unit volumes grew revenues by 15%, while product mix and price related decreases in average selling prices reduced revenue 14%. During the first quarter of 2006, we sold our LED lamps and displays product line, which resulted in a decrease in revenue of $29.1 million in 2006 as compared to 2005. Generally, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as our strategic focus shifts to the Analog Products and Functional Power segments. While we anticipate revenues will continue to decline as a percentage of our total revenues, our strategy is to manage Standard Products more selectively, maximizing cash flow and operating income contribution. Gross margin, excluding the effect of the sale of the LED lamps and displays product line, which was approximately $3.6 million, increased due to product mix improvements, lower costs, lower depreciation expense and improved inventory management and factory utilization, offset slightly by increased variable compensation accruals. Gross margin was positively impacted by $1.4 million due to the recovery of costs relating to a subcontractor settlement and as the result of a sales reserve adjustment between the product lines.

Standard Products had operating income of $38.8 million in 2006, compared to $8.6 million in 2005. The increase in operating income was primarily due to higher gross margin, decreased R&D expenses due to the LED lamps and displays product line divestiture and the reduction of certain factory R&D efforts, offset somewhat by higher variable compensation accruals. SG&A expenses decreased due to the LED lamps and displays divestiture, offset by increased variable compensation accruals. Included in SG&A during 2005 was a charge of $1.7 million for accelerated depreciation on certain assets to be abandoned. Acquisition amortization decreased due to certain intangibles becoming fully amortized in the second quarter of 2005.

Liquidity and Capital Resources

Our senior credit facility consists of a $375.0 million term loan and $100.0 million line of credit (Revolving Credit Facility). In addition, the senior credit facility includes a $300.0 million uncommitted incremental term loan feature. The variable interest rate on the term loan and Revolving Credit Facility is at LIBOR (London Interbank Offered Rate) plus 1.50%. Both the term loan and Revolving Credit Facility have a step down feature based on senior leverage ratios. As a result of meeting the step down requirements, the interest rate on the Revolving Credit Facility has been reduced and is currently at LIBOR plus 1.25%.

We have a borrowing capacity of $100.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At December 30, 2007, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $78.5 million available under this senior credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $15.5 million of undrawn credit facilities at certain of our foreign subsidiaries. These amounts outstanding do not impact available borrowings under the senior credit facility.

On October 31, 2001, we issued $200 million aggregate principal amount of 5.0% Convertible Senior Subordinated Notes (Notes) due November 1, 2008. Interest on the Notes is paid semi-annually on May 1 and November 1 of each year. The Notes are guaranteed by the company and its domestic subsidiaries. The Notes are unsecured obligations and convertible, at the option of the holder, into common stock of the company at a conversion price of $30.00 per share, subject to certain adjustments. The Notes and the guarantees ranked pari passu in right of payment with our then existing senior subordinated Notes and the guarantees thereof, and with any future senior subordinated indebtedness. We are currently evaluating payoff alternatives for the maturity of the November 1, 2008 Notes, including the use of cash, the use of funds from the Revolving Credit Facility or the uncommitted incremental term loan feature and/or other market alternatives.

Our senior credit facility, which includes the $375.0 million term loan and the $100.0 million revolving line of credit, the indenture governing our 5% Convertible Senior Subordinated Notes (Notes), and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At December 30, 2007, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash, will be sufficient to meet our interest and term loan debt obligations over the next twelve months. We expect that existing cash and available funds from our senior credit facility and funds generated from operations will be sufficient to meet our anticipated operating requirements and to fund our research and development and planned capital expenditures over the next twelve months. We had capital expenditures of $140.4 million in 2007.

While we currently have substantial amounts of cash to fund operations, we are currently evaluating the jurisdictional location of available cash in comparison to anticipated long-term liquidity needs in those jurisdictions. Based upon the completion of our analysis, it may become necessary for us to change our election with regards to our indefinitely reinvested earnings of certain foreign subsidiaries. As noted in our Management’s Discussion and Analysis, we have elected to begin repatriation back to the United States of previously undistributed earnings of certain foreign locations. The completion of this analysis and any tax implications are not expected to be material to our near term effective tax rate as there are full valuation allowances on net operating loss carryforwards in the United States.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions. We funded our acquisition of System General Corporation with cash (see Item 8, Note 17 for additional information).

As of December 30, 2007, our cash, cash equivalents and short-term and long-term marketable securities were $462.1 million, a decrease of $124.3 million from December 31, 2006. This decrease resulted primarily from our acquisition of System General in the first quarter of 2007. As of December 30, 2007, $51.3 million of auction rate securities are included in long-term marketable securities. In the third quarter of 2007, we experienced failures on the auction rate securities we held related to disruptions in the credit market, as there were more sellers than buyers of our auction rate securities. If an auction fails, our investments will not be liquid until the auction is successfully reset or is called by the issuer. However, we have the ability and intent to hold these investments until there is a full recovery of the fair value, which may be at maturity.

During 2007, our cash provided by operating activities was $190.6 million compared to $184.9 million in 2006. The following table presents a summary of net cash provided by operating activities during 2007 and 2006, respectively.

	Year Ended
	December 30, 2007	December 31, 2006
	(In millions)
Net income	$64.0	$83.4
Depreciation and amortization	127.0	116.8
Non-cash stock-based compensation	24.8	26.7
Deferred income taxes, net	(6.1)	(1.8)
Other, net	10.9	(0.9)
Change in other working capital accounts	(30.0)	(39.3)

Cash provided by operating activities	$190.6	$184.9

Cash provided by operating activities was slightly higher during 2007 as compared to 2006. The decrease in net income during 2007 was offset by increases in depreciation and amortization and other non-cash charges against income. Cash inflows due to declining inventory balances was offset by cash outflows related to payments on our variable compensation accruals.

Cash used in investing activities during 2007 totaled $312.8 million compared to cash provided by investing activities of $46.9 million in 2006. The increase in the use of cash is primarily the result of the net cash payment of $179.8 million for the acquisition of System General, lower turn-over in marketable securities due to lower invested balances and higher capital expenditures. Our capital expenditures as a percent of sales during 2007 was 8.4% compared to 6.8% in 2006.

Cash provided by financing activities during 2007 totaled $6.0 million compared to cash used in financing activities of $37.3 million in 2006. The increase was primarily due to 2007 including only scheduled debt payments of $2.8 million versus total debt payments of $54.1 million including voluntary debt payments of $50.0 million during 2006. Additionally, the increase was impacted by proceeds received from the purchase of stock by three executives of a subsidiary and their designees, offset by an increase in cash paid for the purchase of treasury stock.

The table below summarizes our significant contractual obligations as of December 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations (1)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt Obligations	$589.6	$203.7	$7.6	$26.9	$351.4
Interest on Debt Obligations (2)	10.0	10.0	—	—	—
Operating Lease Obligations (3)	34.5	14.5	14.5	4.0	1.5
Letters of Credit	3.2	3.2	—	—	—
Capital Purchase Obligations (4)	46.7	46.7	—	—	—
Other Purchase Obligations and Commitments (5)	41.1	33.2	4.3	2.2	1.4
Executive Compensation Agreements	2.5	0.1	0.2	0.2	2.0
Other Long-Term Liabilities (6)	0.8	0.8	—	—	—

Total (7)	$728.4	$312.2	$26.6	$33.3	$356.3

(1)	In addition to the above, we have an obligation under Korean law to pay lump-sum payments to employees upon termination of their employment (see Item 8, Note 9 for further detail). This retirement liability was $19.6 million as of December 30, 2007.
(2)	We also have obligations for variable interest payments in conjunction with the senior credit facility (see Item 8, Note 6 for additional information).
(3)	Represents future minimum lease payments under noncancelable operating leases.
(4)	Capital purchase obligations represent commitments for purchase of plant and equipment. They are not recorded as liabilities on our balance sheet as of December 30, 2007, as we have not yet received the related goods or taken title to the property.
(5)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.
(6)	We had $13.8 million of unrecognized tax benefits at December 30, 2007, of which $0.8 million is classified as a current liability and is expected to be settled within the next year. The timing of the expected cash outflow relating to the remaining balance is not reliably determinable at this time.
(7)	Total does not include contractual obligations recorded on the balance sheet as current liabilities other than debt obligations, or certain purchase obligations as discussed below.

It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or “take or pay” arrangements for purchases of certain equipment and raw materials. Obligations under these arrangements are included in (5) above.

We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant at December 30, 2007 and the contracts generally contain clauses allowing for cancellation without significant penalty.

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

Inventory Valuation. In determining the net realizable value of our inventories, we review the valuations of inventory considered excessively old, and therefore subject to, obsolescence and inventory in excess of customer backlog and historical rate of demand. We also adjust the valuation of inventory when estimated actual cost is significantly different than standard cost and to value inventory at the lower of cost or market. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory.

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

Income Taxes. Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are not provided for the undistributed earnings of our foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. in accordance with APB Opinion 23, Accounting for Income Taxes—Special Areas. We plan to repatriate certain non-U.S. earnings which have been taxed in the U.S. but earned offshore as well as any non-U.S. earnings in which APB Opinion 23 has not been elected.

We make judgments regarding the realizability of our deferred tax assets. In accordance with SFAS 109, Accounting for Income Taxes, the carrying value of the net deferred tax assets is based on the belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets after consideration of all available positive and negative evidence. Future realization of the tax benefit of existing deductible temporary differences or carryforwards ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback and carryforward period available under the tax law. Future reversals of existing taxable temporary differences, projections of future taxable income excluding reversing temporary differences and carryforwards, taxable income in prior carryback years, and prudent and feasible tax planning strategies that would, if necessary, be implemented to preserve the deferred tax asset may be considered to identify possible sources of taxable income.

Valuation allowances have been established for U.S. deferred tax assets, which we believe do not meet the “more likely than not” criteria established by SFAS 109. In 2005, we established a full valuation allowance against our net U.S. deferred tax assets excluding certain deferred tax liabilities related to indefinite-lived goodwill. We recorded a valuation allowance in 2005 and continue to carry the valuation allowance in 2007 as our trend of positive evidence does not currently support such a release. Our jurisdictional financial history and current forecast provides enough uncertainty that it is management’s belief that we do not meet the standard of “more likely than not” that is required for measuring the likelihood of realization of net deferred tax assets under SFAS 109. We will continue to evaluate book and taxable income trends, and their impact on the amount and timing of valuation allowance adjustments.

If we are able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to income from continuing operations, additional paid-in capital or to other comprehensive income.

The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations in a multitude of jurisdictions. With the implementation effective January 1, 2007, Financial Accounting Standards Board (FASB) Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our recognition threshold and measurement attribute of whether it is more likely than not that the positions we have taken in tax filings will be sustained upon tax audit, and the extent to which, additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

Policy on Business Outlook Disclosure and Quiet Periods

It is our current policy to update our business outlook near the beginning of each quarter, within the press release that announces the previous quarter’s results. The business outlook below is consistent with the business outlook included in our January 24, 2008 press release announcing fourth quarter and full year results. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the business outlook is not updated to reflect management’s current expectations. The quiet period for the first quarter of 2008 will be from March 15, 2008 until April 17, 2008 when we plan to release our first quarter 2008 results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations for the quarter in question.

Outlook

We expect our first quarter revenue to decrease approximately 2% to 6% and gross margin to be approximately 100 to 150 basis points lower than the fourth quarter of 2007 due to lower factory loadings and changes in variable compensation accruals. At the start of the first quarter of 2008, we had approximately 85% of our sales guidance booked and scheduled to ship. Although we continue to exercise strict controls over spending, we expect R&D and SG&A expenses to increase to approximately $87—$90 million in the first quarter of 2008 due to the resumption of FICA and other payroll taxes as well as changes in variable compensation accruals. Net interest and other expenses are expected to be $5.0—$5.5 million for the first quarter of 2008.

Recently Issued Financial Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value. This statement is effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning after November 15, 2007. The adoption of SFAS 157 will not have a material impact on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of the fiscal year that begins after November 15, 2007. We have yet to determine the impact, if any, of SFAS 159 on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. This statement replaces SFAS 141, Business Combinations, but retains the fundamental requirements of the statement that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The statement seeks to improve financial reporting by establishing principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option and c) determines what information to disclose. This statement is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have yet to determine the impact, if any, of SFAS 141(R) on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB 51. This statement amends Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We have yet to determine the impact, if any, of SFAS 160 on our consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 30, 2007. Actual results may differ materially.

We use currency forward and combination option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in

U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, Taiwanese dollar, British pound and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. We utilize currency option contracts and forward contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 30, 2007, an adverse change (defined as a 20% unfavorable move in every currency where we have exposure) in the exchange rates of all currencies over the course of the year would have resulted in an adverse impact on income before taxes of approximately $10.5 million.

We have no interest rate exposure due to rate changes for the 5% Convertible Senior Subordinated Notes. However, we do have interest rate exposure with respect to the senior credit facility due to the variable LIBOR pricing for both the term loan and the revolving credit facility. We have entered into an interest rate swap to reduce our variable interest rate exposure on $150 million of the outstanding term loan. For example, a 50 basis point increase in interest rates would result in increased annual interest expense of $0.5 million for the revolving credit facility, assuming all borrowing capability was utilized. A 50 basis point increase in interest rates would result in increased annual interest expense of $1.1 million for the remaining balance of the $375 million term loan, excluding $150 million fixed with an interest rate swap. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would be offset by an increase in interest income of $2.3 million on the cash and investment balances at 2007 year-end. At December 30, 2007, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $78.5 million available under this senior credit facility.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 30, 2007. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(b) of the 2007 Form 10-K. We also have audited Fairchild Semiconductor International, Inc.’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fairchild Semiconductor International Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Semiconductor International, Inc. as of December 30, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Fairchild Semiconductor International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 8 to the consolidated financial statements, Fairchild Semiconductor International, Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective December 26, 2005.

/s/ KPMG LLP

Boston, Massachusetts

February 28, 2008

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$409.0	$525.2
Short-term marketable securities	2.1	59.1
Accounts receivable, net of allowances of $37.5 and $40.4 at December 30, 2007 and December 31, 2006, respectively	179.0	163.3
Inventories	243.5	238.9
Deferred income taxes, net of allowances of $28.7 and $33.1 at December 30, 2007 and December 31, 2006, respectively	9.2	11.5
Other current assets	42.7	30.5

Total current assets	885.5	1,028.5
Property, plant and equipment, net	676.0	646.4
Deferred income taxes, net of allowances of $140.4 and $162.5 at December 30, 2007 and December 31, 2006, respectively	11.6	0.9
Intangible assets, net	123.7	103.6
Goodwill	353.2	229.9
Long-term marketable securities	51.0	2.1
Other assets	31.6	34.2

Total assets	$2,132.6	$2,045.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$203.7	$2.8
Accounts payable	130.6	90.2
Accrued expenses and other current liabilities	110.5	169.5

Total current liabilities	444.8	262.5
Long-term debt, less current portion	385.9	589.7
Deferred income taxes	34.6	35.0
Other liabilities	45.6	24.0

Total liabilities	910.9	911.2
Commitments and contingencies Temporary equity—deferred stock units	3.2	2.2
Stockholders’ equity:
Common stock, $.01 par value, voting; 340,000,000 shares authorized; 125,786,993 and 123,122,476 shares issued and 124,134,735 and 122,729,344 shares outstanding at December 30, 2007 and December 31, 2006, respectively	1.3	1.2
Additional paid-in capital	1,371.7	1,319.1
Accumulated deficit	(116.6)	(182.5)
Accumulated other comprehensive income (loss)	(10.0)	1.0
Less treasury stock (at cost)	(27.9)	(6.6)

Total stockholders’ equity	1,218.5	1,132.2

Total liabilities, temporary equity and stockholders’ equity	$2,132.6	$2,045.6

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Total revenue	$1,670.2	$1,651.1	$1,425.1
Cost of sales	1,179.7	1,154.3	1,110.8

Gross margin	490.5	496.8	314.3

Operating expenses:
Research and development	109.8	107.5	77.6
Selling, general and administrative	230.3	241.9	194.5
Amortization of acquisition-related intangibles	23.5	23.5	23.9
Restructuring and impairments	10.8	3.2	16.9
Charge for potential litigation outcomes, net	9.5	8.2	6.9
(Gain) loss on sale of product line, net	0.4	(6.0)	—
Purchased in-process research and development	3.9	—	—

Total operating expenses	388.2	378.3	319.8

Operating income (loss)	102.3	118.5	(5.5)
Other expense, net	20.2	19.7	31.0

Income (loss) before income taxes	82.1	98.8	(36.5)
Provision for income taxes	18.1	15.4	204.7

Net income (loss)	$64.0	$83.4	$(241.2)

Net income (loss) per common share:
Basic	$0.52	$0.68	$(2.01)

Diluted	$0.51	$0.67	$(2.01)

Weighted average common shares:
Basic	124.1	122.2	120.2

Diluted	126.3	124.4	120.2

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Net income (loss)	$64.0	$83.4	$(241.2)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(5.0)	(0.4)	2.9
Net amount reclassified to earnings for hedging	0.5	(0.4)	(0.4)
Net change associated with unrealized holding gain (loss) on marketable securities and investments	(2.4)	(2.8)	3.8
Net amount reclassified to earnings for marketable securities	—	(0.4)	0.1
Net change associated with pension transactions	(4.1)	—	—

Comprehensive income (loss)	$53.0	$79.4	$(234.8)

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
Cash flows from operating activities:
Net income (loss)	$64.0	$83.4	$(241.2)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	127.0	116.8	148.1
Amortization of deferred compensation	—	—	2.1
Non-cash stock-based compensation expense	24.8	26.7	—
Non-cash restructuring and impairments expense	3.1	2.2	7.6
Non-cash write-off of deferred financing fees	—	—	5.4
Non-cash vesting of equity awards	—	—	3.8
Purchased in-process research and development	3.9	—	—
Loss on disposal of property, plant and equipment	1.7	1.4	0.5
Non-cash financing expense	1.8	2.1	2.5
Deferred income taxes, net	(6.1)	(1.8)	183.7
(Gain) loss on sale of product line	0.4	(6.0)	—
Gain on sale of strategic investment	—	(0.6)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8.5)	(34.7)	25.4
Inventories	4.0	(37.7)	53.4
Other current assets	(14.1)	(6.2)	11.6
Accounts payable	35.9	(5.0)	(23.0)
Accrued expenses and other current liabilities	(70.3)	40.9	(36.2)
Other assets and liabilities, net	23.0	3.4	7.0

Cash provided by operating activities	190.6	184.9	150.7

Cash flows from investing activities:
Purchase of marketable securities	(165.7)	(176.1)	(591.3)
Sale of marketable securities	172.7	249.3	899.5
Maturity of marketable securities	0.1	81.1	20.6
Capital expenditures	(140.4)	(111.8)	(97.4)
Proceeds from sale of property, plant and equipment	0.5	—	—
Purchase of molds and tooling	(1.7)	(2.1)	(2.5)
Sale of strategic investment	—	1.1	—
Acquisitions and divestitures, net of cash acquired	(178.3)	5.4	—

Cash provided by (used in) investing activities	(312.8)	46.9	228.9

Cash flows from financing activities:
Repayment of long-term debt	(2.8)	(54.1)	(356.4)
Issuance of long-term debt	—	—	154.5
Proceeds from issuance of common stock and from exercise of stock options, net	37.1	27.3	15.7
Purchase of treasury stock	(28.3)	(9.1)	(8.0)
Debt issuance costs	—	(1.4)	(1.0)

Cash provided by (used in) financing activities	6.0	(37.3)	(195.2)

Net change in cash and cash equivalents	(116.2)	194.5	184.4
Cash and cash equivalents at beginning of period	525.2	330.7	146.3

Cash and cash equivalents at end of period	$409.0	$525.2	$330.7

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$27.7	$22.2	$16.8
Interest	$30.4	$44.8	$49.1
Non-cash transactions:
Tax effect associated with other comprehensive income	$—	$—	$1.5

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Number of Shares	At Par Value
Balances at December 26, 2004	119.6	$1.2	$1,259.2	$(24.7)	$(2.5)	$(4.1)	$1,229.1
Net loss	—	—	—	(241.2)	—	—	(241.2)
Exercise or settlement of plan awards and shares issued under stock purchase plan	1.5	—	8.5	—	—	7.3	15.8
Deferred compensation related to the grant of stock options and deferred stock units	—	—	2.1	—	—	—	2.1
Purchase of treasury stock	(0.6)	—	—	—	—	(8.0)	(8.0)
Cash flow hedges	—	—	—	—	2.5	—	2.5
Unrealized holding gain on marketable securities and investments	—	—	—	—	3.9	—	3.9
Non-cash acceleration of options	—	—	4.3	—	—	—	4.3

Balances at December 25, 2005	120.5	1.2	1,274.1	(265.9)	3.9	(4.8)	1,008.5
Net income	—	—	—	83.4	—	—	83.4
Exercise or settlement of plan awards and shares issued under stock purchase plan	2.7	—	19.9	—	—	7.3	27.2
Stock-Based compensation expense	—	—	27.3	—	—	—	27.3
Purchase of treasury stock	(0.5)	—	—	—	—	(9.1)	(9.1)
Cash flow hedges	—	—	—	—	(0.8)	—	(0.8)
Unrealized holding loss on marketable securities and investments	—	—	—	—	(3.2)	—	(3.2)
Adjustment to initially apply FASB Statement 158, net of tax	—	—	—	—	1.1	—	1.1

Temporary equity reclassification, deferred stock units	—	—	(2.2)	—	—	—	(2.2)

Balances at December 31, 2006	122.7	1.2	1,319.1	(182.5)	1.0	(6.6)	1,132.2
Net income	—	—	—	64.0	—	—	64.0
Adjustment for adoption of FIN 48	—	—	—	1.9	—	—	1.9
Exercise or settlement of plan awards and shares issued under stock purchase plan	3.1	0.1	29.0	—	—	8.0	37.1
Stock-Based compensation expense	—	—	24.8	—	—	—	24.8
Purchase of treasury stock	(1.7)	—	—	—	—	(28.3)	(28.3)
Cash flow hedges	—	—	—	—	(4.5)	—	(4.5)
Unrealized holding loss on marketable securities and investments	—	—	—	—	(2.4)	—	(2.4)
Pension transactions	—	—	—	—	(4.1)	—	(4.1)
Temporary equity reclassification, deferred stock units	—	—	(1.2)	—	—	—	(1.2)
Other	—	—	—	—	—	(1.0)	(1.0)

Balances at December 30, 2007	124.1	$1.3	$1,371.7	$(116.6)	$(10.0)	$(27.9)	$1,218.5

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

The company is headquartered in South Portland, Maine and has manufacturing operations in South Portland, Maine, West Jordan, Utah, Mountaintop, Pennsylvania, Cebu, the Philippines, Penang, Malaysia, Singapore, Bucheon, South Korea, and Suzhou, China. The company sells its products to customers worldwide.

The accompanying financial statements of the company have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to current presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 30, 2007 and December 25, 2005 consists of 52 weeks, while results for the year ended December 31, 2006 consist of 53 weeks.

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

Advertising

Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 were not material to the consolidated financial statements.

Research and Development Costs

The company’s research and development expenditures are charged to expense as incurred.

Cash, Cash Equivalents and Marketable Securities

The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. Government securities, and auction rate securities.

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Highly liquid investments with maturities greater than three months are classified as short-term marketable securities. All other investments with maturities that exceed one year are classified as long-term marketable securities, except for auction rate securities which were classified as short-term marketable securities as of December 31, 2006. In the third quarter of 2007, the company experienced failures on the auction rate securities it held related to disruptions in the credit market, where there were more sellers than buyers of the auction rate securities. If an auction fails, the company’s investments will not be liquid until the auction is successfully reset or is called by the issuer. As a result, at December 30, 2007 auction rate securities have been reclassified as long term marketable securities. At December 30, 2007 and December 31, 2006, all of the company’s marketable securities are classified as available-for-sale. In accordance with Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of other comprehensive income within stockholders’ equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in other income and expense. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

Cash, cash equivalents and marketable securities as of December 30, 2007 and December 31, 2006 are as follows:

	December 30, 2007	December 31, 2006
	(In millions)
Cash and cash equivalents	$409.0	$525.2
Short-term marketable securities	2.1	59.1
Long-term marketable securities	51.0	2.1

Total cash, cash equivalents and marketable securities	$462.1	$586.4

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

The total cost basis for strategic investments, which are included in other assets on the balance sheet, as of December 30, 2007 and December 31, 2006 are $4.5 million, net of write-offs.

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

Goodwill and Intangible Assets

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested at least annually for impairment. Intangible assets with estimable lives are amortized over one to fifteen years.

Goodwill and intangible assets with indefinite lives are tested annually for impairment or more frequently if there is an indication that an impairment may have occurred. The company’s impairment review is based on a discounted cash flow approach at the reporting unit level that requires significant management judgment with respect to revenue and expense growth rates, changes in working capital and the selection and use of an appropriate discount rate. The company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired. See Item 8, Note 5 for the results of testing performed related to goodwill during 2007.

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

Currencies

The company’s functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, cash conversion of foreign currency and foreign currency transactions are included in current results. Realized foreign currency gains (losses) related to the translation and cash conversion of foreign currencies were $0.2 million, $(2.1) million, and $(3.6) million for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Fair values of long term debt, currency options, and interest rate swaps are based on quoted market prices at the date of measurement. The fair value of marketable securities are based on quoted market prices at the date of measurement, except for auction rate securities. The fair value of auction rate securities are based on market prices provided by our brokers who apply standard business valuation methodologies to calculate the present value of the securities on an individual basis (see Note 3 & 15.)

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets must also be assessed. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. A valuation allowance must be established for deferred tax assets which we do not believe will more likely than not be realized in the future. Deferred taxes are not provided for the undistributed earnings of the company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. in accordance with Accounting Principles Board (APB) Opinion 23, Accounting for Income Taxes—Special Areas. The company plans to repatriate certain non-U.S. earnings which have been taxed in the U.S. but earned offshore as well as any non-U.S. earnings in which APB Opinion 23 has not been elected.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The company adopted FIN 48 on January 1, 2007. Penalties and interest relating to uncertain tax positions are recognized as a component of income tax expense. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

Stock-Based Compensation

On December 26, 2005 (first day of fiscal 2006), the company adopted SFAS 123 (revised 2004), Share-Based Payment, using the modified prospective application method. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. The fair value of deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs) is calculated based upon the fair market value of the company’s stock at the date of grant. The fair value of stock options and ESPP awards is estimated using the Black-Scholes valuation model. This model requires the input of highly subjective assumptions, including the expected volatility of our stock price and the expected life of the award. The assumptions used to value stock-based compensation awards can significantly impact the amount of stock-based compensation expense recognized over the requisite service period, typically the vesting period.

The fair value of stock-based awards is amortized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. Prior to the adoption of SFAS 123(R), we used the expense recognition method in FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, to recognize expense. The company switched to a straight-line attribution method on December 26, 2005 for all grants that include only a service condition. Due to the performance criteria, PUs are expensed over the service period for each separately vesting tranche. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed over the service period for each separately vesting tranche.

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities. Potentially dilutive common equivalent securities consist of stock options, shares represented by outstanding PUs, DSUs, RSUs and shares obtainable upon the conversion of the 5% Convertible Senior Subordinated Notes, due November 1, 2008. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to certain of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions, except per share data)
Basic:
Net income (loss)	$64.0	$83.4	$(241.2)

Weighted average shares outstanding	124.1	122.2	120.2

Net income (loss) per share	$0.52	$0.68	$(2.01)

Diluted:
Net income (loss)	$64.0	$83.4	$(241.2)

Basic weighted average shares outstanding	124.1	122.2	120.2
Assumed exercise of common stock equivalents	2.2	2.2	—

Diluted weighted-average common and common equivalent shares	126.3	124.4	120.2

Net income (loss) per share	$0.51	$0.67	$(2.01)

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	14.5	16.7	14.5

In addition, the computation of diluted earnings per share did not include the assumed conversion of the 5% Convertible Senior Subordinated Notes because the effect would have been anti-dilutive. As a result, $11.0 million of interest expense was not added back to the numerator for 2007, 2006 and 2005. Potential common shares of 6.7 million were not included in the denominator for all periods presented.

NOTE 3—MARKETABLE SECURITIES

Marketable securities are categorized as available-for-sale and are summarized as follows as of December 30, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2
Corporate debt securities	1.9	—	—	1.9

Total marketable securities	$2.1	$—	$—	$2.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.9	$0.2	$—	$2.1
Corporate debt securities	0.1	—	—	0.1
Auction rate securities	51.3	—	(2.5)	48.8

Total marketable securities	$53.3	$0.2	$(2.5)	$51.0

Marketable securities are categorized as available-for-sale and are summarized as follows as of December 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2
Auction rate securities	58.9	—	—	58.9

Total marketable securities	$59.1	$—	$—	$59.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.1	$—	$—	$2.1

Total marketable securities	$2.1	$—	$—	$2.1

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 30, 2007 are as follows:

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$2.1	$2.1
Due after one year through three years	0.3	0.3
Due after three years through ten years	1.2	1.3
Due after ten years	51.8	49.4

	$55.4	$53.1

As of December 30, 2007, $51.3 million of securities with contractual maturities due after ten years are auction rate securities. In the third quarter of 2007, the company experienced failures on the auction rate securities it held related to disruptions in the credit market, as there were more sellers than buyers of our auction rate securities. If an auction fails, our investments will not be liquid until the auction is successfully reset or is called by the issuer, and therefore a failure could impair our liquidity needs. As a result, at December 30, 2007 auction rate securities have been reclassified as long term marketable securities and in accordance with SFAS 115 unrealized losses of $2.5 million relating to these securities have been recorded in other comprehensive income.

Proceeds from sales of available-for-sale securities totaled $172.7 million in 2007, $249.3 million in 2006, and $899.5 million in 2005. The proceeds are primarily composed of sales of auction rate securities. In 2006 and 2005, realized losses of $0.3 million and $0.2 million, respectively, were recognized.

Unrealized losses on the company’s investments in marketable securities in 2007 were primarily caused by reset failures experienced on auction rate securities as discussed above. The company has the ability and intent to hold these investments until there is a full recovery of the fair value, which may be maturity. Due to the short length of time and the extent to which the current market conditions have existed the company currently believes that it will be able to collect all of the amounts due on the securities held by the company. As a result, the company does not consider these investments to be other than temporarily impaired at December 30, 2007.

All investments in an unrealized loss position at December 30, 2007 have been in an unrealized loss position for less than twelve months. There were no investments in an unrealized loss position in 2006.

NOTE 4—FINANCIAL STATEMENT DETAILS

	December 30, 2007	December 31, 2006
	(In millions)
Inventories
Raw materials	$34.6	$31.3
Work in process	131.5	130.5
Finished goods	77.4	77.1

	$243.5	$238.9

	December 30, 2007	December 31, 2006
	(In millions)
Property, plant and equipment
Land and improvements	$24.7	$26.5
Buildings and improvements	319.0	312.8
Machinery and equipment	1,465.8	1,397.3
Construction in progress	68.3	59.0

Total property, plant and equipment	1,877.8	1,795.6
Less accumulated depreciation	1,201.8	1,149.2

	$676.0	$646.4

	December 30, 2007	December 31, 2006
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$47.6	$93.7
Accrued interest	8.4	1.9
Income taxes payable	11.2	25.5
Restructuring	3.2	1.0
Reserve for potential litigation outcomes	1.0	14.0
Other	39.1	33.4

	$110.5	$169.5

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

The company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the company may record impairment charges in the future. Additionally, the company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The company performed its annual impairment test as of December 30, 2007 and concluded goodwill was not impaired.

The following table presents a summary of acquired intangible assets.

	Period of Amortization	As of December 30, 2007		As of December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Identifiable intangible assets:
Developed technology	2-15 years	$237.6	$(143.2)	$225.6	$(124.8)
Customer base	8-10 years	81.6	(58.1)	55.8	(54.1)
Core technology	10 years	3.9	(0.3)	—	—
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(0.3)	1.0	(0.1)
Process technology	5 years	1.6	(0.3)	—	—
Patents	4 years	5.4	(5.3)	5.4	(5.2)
Trademarks and tradenames	1 year	25.2	(25.1)	24.9	(24.9)

Subtotal		386.7	(263.0)	343.1	(239.5)
Goodwill		353.2	—	229.9	—

Total		$739.9	$(263.0)	$573.0	$(239.5)

Amortization expense for intangible assets, excluding goodwill, was $23.5 million, $23.5 million and $23.9 million for 2007, 2006 and 2005, respectively.

During 2007, the change to the carrying amount of goodwill was due to the acquisition of System General Corporation (System General), the total of which was assigned to the Analog Products group (see Item 8, Note 17 for further information).

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

The following table presents the carrying amount of goodwill by reporting unit.

	Analog Products	Functional Power	Standard Products	Total
	(In millions)
Balance as of December 30, 2007	$138.8	$159.9	$54.5	$353.2
Balance as of December 31, 2006	$15.5	$159.9	$54.5	$229.9

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)
Fiscal 2008	$22.0
Fiscal 2009	22.0
Fiscal 2010	21.9
Fiscal 2011	17.6
Fiscal 2012	15.4

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following at:

	December 30, 2007	December 31, 2006
	(In millions)
Term Loan	$389.6	$392.5
Convertible senior subordinated notes	200.0	200.0

Total debt	589.6	592.5
Current portion of long-term debt	(203.7)	(2.8)

Long-term debt, less current portion	$385.9	$589.7

Senior Credit Facility

On June 22, 2006, the company used $50.0 million of cash to pay down the term loan on its senior credit facility from $444.4 million to $394.4 million. Subsequently, on June 26, 2006, the company refinanced the senior credit facility and replaced the $394.4 million term loan with a $375.0 million term loan due June 26, 2013. The $180.0 million revolving line of credit was replaced with a $100.0 million line of credit (Revolving Credit Facility) due June 26, 2012. In addition, the new senior credit facility includes a $300.0 million uncommitted incremental term loan feature. The refinancing reduced the variable interest rate on the term loan from LIBOR (London Interbank Offered Rate) plus 1.75% to LIBOR plus 1.50% and reduced the variable interest rate on the Revolving Credit Facility from LIBOR plus 2.25% to LIBOR plus 1.50%. Both the term loan and Revolving Credit Facility have step down features based on senior leverage ratios. The Revolving Credit Facility is currently at LIBOR plus 1.25%. The company incurred cash charges of $1.9 million in the second quarter of 2006 related to the refinancing, of which $1.4 million was deferred.

As of December 30, 2007, $19.4 million was drawn on the Revolving Credit Facility. Borrowings under the senior credit facility are secured by a pledge of common stock of the company and certain subsidiaries. At December 30, 2007, Fairchild had outstanding letters of credit under the Revolving Credit Facility totaling $2.1 million. These outstanding letters of credit reduce the amount available under the Revolving Credit Facility to $78.5 million. Fairchild pays a commitment fee of 0.375% per annum on the unutilized commitments under the Revolving Credit Facility.

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

Senior Subordinated Notes

On January 31, 2001, Fairchild issued $350.0 million of 10 1/2% Senior Subordinated Notes due February 1, 2009 (10 1/2% Notes) at face value. On January 13, 2005, the company gave notice to redeem the $350.0 million of the 10 1/2% Notes, therefore as of December 31, 2006 and December 25, 2005 there were no outstanding 10 1/2% Notes. The company incurred a cash charge of approximately $19.6 million in the first quarter of 2005 for the call premium and accrued and unpaid interest through the date of redemption. The company also incurred a non-cash charge of approximately $5.4 million for the write-off of deferred financing fees associated with the redeemed 10 1 /2% Notes.

The payment of principal and interest on the senior credit facility and the Notes is fully and unconditionally guaranteed by Fairchild International. Fairchild International is the parent company of Fairchild and currently conducts no business and has no significant assets other than the capital stock of Fairchild. Fairchild has twenty direct subsidiaries and fifteen indirect subsidiaries, of which six subsidiaries, Fairchild Semiconductor Corporation of California (“Fairchild California”), KOTA Microcircuits, Inc., QT Optoelectronics, Inc., QT Optoelectronics, Fairchild Energy, LLC and ROCTOV, LLC are guarantors on the senior credit facility and the Notes. The guarantees of the guarantor subsidiaries as well as that of Fairchild International are joint and several. The remaining direct and indirect subsidiaries are foreign-based and do not guarantee either the senior credit facility or the Notes.

The company’s senior credit facility and the indentures under which the Notes were issued contain various restrictions and covenants including limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures, incurring indebtedness and the ability of the company’s subsidiaries to pay dividends or make advances to the company. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At December 30, 2007, the company was in compliance with these covenants. The senior credit facility also limits the company’s ability to modify its certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements.

Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

(In millions)
2008*	$203.7
2009	3.8
2010	3.8
2011	3.8
2012	23.1
Thereafter	351.4

$589.6

*	Includes the $200.0 million Convertible Senior Subordinated Notes.

At December 30, 2007, the company also has approximately $15.5 million of undrawn credit facilities at certain of its foreign subsidiaries.

NOTE 7—INCOME TAXES

Total income tax provision was allocated as follows:

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions)
Income tax provision attributable to income (loss) before income taxes	$18.1	$15.4	$204.7
Other comprehensive income	—	—	1.5

	$18.1	$15.4	$206.2

Income tax provision attributable to income (loss) before income taxes for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 consisted of the following:

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions)
Income (loss) before income taxes:
U.S.	$76.8	$28.2	$(113.7)
Foreign	5.3	70.6	77.2

	$82.1	$98.8	$(36.5)

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions)
Income tax provision (benefit):
Current:
U.S. federal	$—	$—	$12.0
U.S. state and local	(0.3)	—	1.0
Foreign	20.4	17.6	8.0

	20.1	17.6	21.0
Deferred:
U.S. federal	3.5	3.5	159.9
U.S. state and local	0.3	0.3	20.5
Foreign	(5.8)	(6.0)	3.3

	(2.0)	(2.2)	183.7
Total income tax provision (benefit):
U.S. federal	3.5	3.5	171.9
U.S. state and local	—	0.3	21.5
Foreign	14.6	11.6	11.3

	$18.1	$15.4	$204.7

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide effective tax rate on net income (loss) before income taxes is as follows:

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of federal benefit	3.7	1.9	(5.5)
Foreign tax rate differential	18.0	(5.6)	8.2
Tax credits	(1.0)	—	1.3
AJCA dividend income	—	—	(35.6)
Non-deductible expenses	0.9	3.9	—
Change in valuation allowance	(34.6)	(19.6)	(564.4)

	22.0%	15.6%	(561.0)%

In conjunction with the acquisition of the power device business in 1999, the Korean government granted a ten-year tax holiday to Fairchild Korea Semiconductor Ltd. The original exemption was 100% for the first seven years of the holiday and 50% for the remaining three years of the holiday. In 2000, the tax holiday was extended such that the exemption amounts were increased to 78% in the eighth year and a 28% exemption was added to the eleventh year. The first year of the tax holiday in which Fairchild Korea Semiconductor Ltd. started providing for taxes was 2006. The following schedules the tax rates for the remaining years of the Korean tax holiday: 2007–13.75%, 2008–13.75%, and 2009–19.91%. Taxes exempted include income taxes, dividend withholding taxes, acquisition tax, registration tax, property tax and aggregate land tax.

As one of the incentives for locating in the Suzhou Industrial Park, the Chinese government granted a ten year preferential income tax holiday to Fairchild Semiconductor (Suzhou) Co., Ltd. The holiday provides 100% exemption for the first five years of the holiday and 7.5% reduced rate from years six to ten commencing in the first year in which Fairchild Semiconductor (Suzhou) Co. Ltd. is profitable. In 2005, no provision for income taxes for Fairchild Semiconductor (Suzhou) Co., Ltd. was provided. In 2006 and 2007, a current provision for income taxes was provided for at the 7.5% rate. Although the unified enterprise income tax law passed in March 2007, changing the Chinese statutory rate to 25% effective 2008, the new law grandfathered enterprises currently enjoying tax incentives for a maximum period of five years. Fairchild Semiconductor (Suzhou) Co., Ltd., will continue to enjoy its tax incentives with a gradual transitioning over the next five years to the enacted statutory rate of 25%.

The tax holidays increased net income by $5.4 million, or $0.04 per basic and diluted common share for the year ended December 30, 2007, increased net income by $6.6 million, or $0.05 per basic and diluted common share for the year ended December 31, 2006 and decreased net loss by $9.5 million, or $0.08 per basic and diluted common share for the year ended December 25, 2005.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 30, 2007 and December 31, 2006 are presented below:

	December 30, 2007	December 31, 2006
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$55.0	$72.9
Reserves and accruals	42.2	44.3
Capitalized research expenses and intangibles	27.9	43.6
Tax credit and capital allowance carryovers	55.2	45.7
Unrealized loss on hedging transactions	2.6	1.5

Total gross deferred tax assets	182.9	208.0
Valuation allowance	(166.5)	(195.6)

Net deferred tax assets	16.4	12.4
Deferred tax liabilities:
Plant and equipment	(26.6)	(32.5)
Capital allowance	(3.5)	(2.5)

Total deferred tax liabilities	(30.1)	(35.0)

Net deferred tax liabilities	$(13.7)	$(22.6)

Net deferred tax assets (liabilities) by jurisdiction are as follows:

	December 30, 2007	December 31, 2006
	(In millions)
United States	$(29.0)	$(26.1)
Europe	(0.4)	0.2
Japan	0.7	0.9
China	1.0	0.6
Hong Kong	2.6	2.2
Malaysia	(3.4)	(2.5)
Singapore	—	(0.1)
Korea	12.4	2.2
Taiwan	2.4	—

Net deferred tax liabilities	$(13.7)	$(22.6)

Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability. The deferred tax valuation allowance decreased $29.1 million during the year ending December 30, 2007. The deferred tax valuation allowance decreased for year ending December 31, 2006 by $18.5 million.

Gross carryforwards as of December 30, 2007 and December 31, 2006, respectively, for U.S. net operating losses totaled $140.9 million and $180.6 million, for foreign tax credits totaled $47.4 million and $44.8 million, and for research and development credits totaled $3.1 million and $3.1 million. The net operating losses expire in 2018 through 2026. The foreign tax credits expire in 2009 through 2017. The research and development credits expire in varying amounts in 2010 through 2027. The company has Malaysian unabsorbed capital allowances totaling approximately $13.1 million and $8.8 million as of December 30, 2007 and December 31, 2006, respectively, which can be used to offset future year’s taxable income of those Malaysian subsidiaries. In addition, the company has alternative minimum tax credit carryforwards of $0.8 million as of December 30, 2007, which are available to reduce future federal regular income taxes, if any, over an indefinite period.

The company’s ability to utilize its net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined by the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three year period. In August 1999, the company experienced an ownership change as a result of its initial public offering; such ownership change did not result in a material limitation on the utilization of the loss and credit carryforwards. As of December 30, 2007, the company has not undergone a second ownership change.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not likely to be realizable. Realization is based on our ability to generate sufficient future taxable income. A valuation allowance is determined in accordance with SFAS 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In 2005, a full valuation allowance on net U.S. deferred tax assets was recorded. The company continues to maintain a full valuation allowance on its net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Until such time that some or all of the valuation allowance is reversed, future income tax expense (benefit) in the U.S., excluding any tax expense generated by our indefinite life intangibles, will be offset by adjustments to the valuation allowance to effectively eliminate any income tax expense or benefit in the United States. Income taxes will continue to be recorded for other tax jurisdictions subject to the need for valuation allowances in those jurisdictions.

As of December 30, 2007, the company’s valuation allowance for U.S. deferred tax assets totaled $166.5 million, which consists of the beginning of the year allowance of $195.6 million, a 2007 benefit of $31.7 million to income from continuing operations and a charge of $2.6 million to other comprehensive income. The valuation allowance reduces the carrying value of temporary differences generated by capital losses, capitalized research and development expenses, foreign tax credits, reserves and accruals, and net operating loss (NOL) carryforwards, which would require sufficient future capital gains and future ordinary income in order to realize the tax benefits. If the company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income from continuing operations, additional paid in capital or other comprehensive income.

Deferred income taxes have not been provided for the undistributed earnings of the company’s foreign subsidiaries that are reinvested indefinitely. Deferred income taxes have been provided for the undistributed earnings of the company’s foreign subsidiaries that are part of the repatriation plan, which aggregated to approximately $0.1 million at December 30, 2007. In addition, certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore have and will continue to be part of the company’s repatriation plan. At December 30, 2007, the undistributed earnings of the company’s subsidiaries approximated $412.7 million, which if provided for, would result in deferred income taxes of $156.8 million.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The company adopted FIN 48 on January 1, 2007. With the implementation of FIN 48, the company recognized a cumulative effect adjustment increasing January 1, 2007 retained earnings by $1.9 million. The company also recognized a $1.8 million increase to deferred tax assets; however, due to a full valuation allowance against the company’s U.S. deferred taxes, there was no retained earnings impact. At the date of adoption, the company had $62.7 million of unrecognized tax benefits which increased to $67.3 million as of December 30, 2007. Of the total unrecognized tax benefits at the date of adoption and December 30, 2007, $10.5 million and $13.8 million, respectively, would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, as the company has a full valuation allowance against its U.S. deferred taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$62.7
Increases related to prior year tax positions	3.0
Decreases related to prior year tax positions	(0.4)
Increases related to current year tax positions	3.8
Settlements	—
Lapse of statute	(1.8)

Balance at December 30, 2007	$67.3

As of December 30, 2007, $0.8 million was recorded in other current liabilities in anticipation of a resolution of some of the company’s income tax recognition exposures within the next twelve months.

The company’s major tax jurisdictions as of the adoption of FIN 48 are the U.S. and Korea. For the U.S., the company has open tax years dating back to 1999 due to the carryforward of tax attributes. In Korea, the company has five open tax years dating back to 2002.

As of December 30, 2007, the company had accrued for penalties and interest relating to uncertain tax positions totaling $2.1 million, consisting of the beginning of the year total of $2.3 million and a decrease of $0.2 million during the year related to the lapse of statute, which was recognized as a component of income tax expense. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

NOTE 8—STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS 123(R), which supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

Previously, the company accounted for stock-based compensation awards using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense was recognized when the exercise price of the company’s stock options equaled or exceeded the fair market value of the underlying stock at the date of grant. Instead, the company disclosed in a footnote the effect on net income (loss) and net income (loss) per share as if the company had applied the fair value based method of SFAS 123, Accounting for Stock-Based Compensation, to record the expense. Under SFAS 123, this included expense for deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs).

On December 26, 2005 (first day of fiscal 2006), the company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation cost recognized during 2006 and 2007 includes: (a) compensation cost for all share-based awards granted prior to but not yet vested as of December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective method of adoption, the company’s results of operations and financial position for 2005 and prior periods have not been restated.

The company currently grants equity awards under two equity compensation plans—the Fairchild Semiconductor 2007 Stock Plan and the 2000 Executive Stock Option Plan. The company also maintains the Fairchild Semiconductor Stock Plan and an employee stock purchase plan. The Fairchild Semiconductor 2007 Stock Plan replaced the Fairchild Semiconductor Stock Plan when the company’s stockholders approved the new plan on May 2, 2007. On that date the shares that remained available for grant under the Fairchild Semiconductor Stock Plan were assumed by the new plan and no further awards were granted under the Fairchild Semiconductor Stock Plan after that date. In addition, the company has occasionally granted equity awards outside its equity compensation plans when necessary.

Fairchild Semiconductor 2007 Stock Plan. Under this plan, officers, employees, non-employee directors, and certain consultants may be granted stock options, stock appreciation rights, restricted stock including RSUs, PUs, DSUs, and other stock-based awards. The plan has been approved by stockholders. The maximum number of shares of common stock that may be delivered under the plan is equal to 3,380,305 shares, plus shares available for issuance as of May 2, 2007, under the Fairchild Semiconductor Stock Plan or shares subject to outstanding awards under the Fairchild Semiconductor Stock Plan as of May 2, 2007, that cease for any reason to be subject to such awards. The maximum life of any option is ten years from the date of grant for incentive stock options and non-qualified stock options. Actual terms for outstanding non-qualified stock options are eight years, although options may be granted under the plan with up to ten year terms. Options granted under the plan are exercisable at the determination of the compensation committee, generally vesting ratably over four years. PUs are contingently granted depending on the achievement of certain predetermined performance goals. DSUs, RSUs and PUs entitle participants to receive one share of common stock for each DSU, RSU or PU awarded. For

RSUs and PUs, the settlement date is the vesting date. For DSUs, the settlement date is selected by the participant at the time of the grant. Grants of PUs generally vest under the plan over a period of three years, and DSUs and RSUs generally vest over a period of three or four years.

Fairchild Semiconductor Stock Plan. The Fairchild Semiconductor Stock Plan authorizes shares of common stock to be issued upon the exercise of equity awards granted under the plan. The plan has been approved by stockholders. The plan was frozen when the Fairchild Semiconductor 2007 Stock Plan was approved on May 2, 2007, and awards are no longer granted under this plan. Under this plan, executives, key employees, non-employee directors and certain consultants were granted non-qualified stock options and RSUs, PUs, and DSUs. Options generally vest over four years with maximum terms ranging from eight to ten years. DSUs, RSUs and PUs entitle participants to receive one share of common stock for each DSU, RSU or PU awarded. For RSUs and PUs, the settlement date is the vesting date. For DSUs, the settlement date is selected by the participant at the time of the grant. Grants of PUs generally vest under the plan over a period of three years, and DSUs and RSUs generally vest over a period of three or four years.

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

Equity Awards Made Outside Stockholder-Approved Plans. The company has granted equity awards representing a total of 820,000 shares outside its equity compensation plans. As of December 30, 2007, equity awards representing 329,300 shares remain outstanding, including 275,000 options, 12,500 DSUs, 15,000 RSUs and 26,800 PUs.

On February 18, 2005, the company announced the acceleration of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $19.50 or higher. Options to purchase approximately 6 million shares of the company’s common stock became exercisable as a result of the vesting acceleration. Based upon the company’s closing stock price of $16.15 on February 18, 2005, none of these options had economic value on the date of acceleration. In connection with the modification of the terms of these options to accelerate their vesting, approximately $33.1 million, on a pre-tax basis, was included in the pro forma net income (loss) table for 2005, representing the remaining unamortized value of the impacted, unvested options just prior to the acceleration. Because the exercise price of all the modified options was greater than the market price of the company’s underlying common stock on the date of their modification, no compensation expense was recorded in the statement of operations in accordance with APB 25. The primary purpose for modifying the terms of these options to accelerate their vesting was to eliminate the need to recognize remaining unrecognized non-cash compensation expense as measured under SFAS 123(R) as the future expense associated with these options would have been disproportionately high compared to the economic value of the options as of the date of modification. As a result of the acceleration, non-cash stock option expense in accordance with SFAS 123(R) was reduced by approximately $12 million in 2006, $4 million in 2007 and will be reduced by $1 million in 2008 on a pre-tax basis.

The following table presents a summary of the company’s stock options for the year ended December 30, 2007.

	Year Ended
	December 30, 2007
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(000’s)		(In years)	(In millions)
Outstanding at beginning of period	22,844	$19.61
Granted	1,107	17.87
Exercised	(1,647)	12.20
Forfeited	(511)	17.07
Expired	(1,052)	25.68

Outstanding at end of period	20,741	$19.85	4.0	$8.2

Exercisable at end of period	17,387	$20.33	3.6	$8.1

The weighted average grant-date fair value for options granted during the years ended December 30, 2007, December 31, 2006 and December 25, 2005 was $7.80, $8.33 and $7.19, respectively.

The following table presents a summary of the company’s DSUs for the year ended December 30, 2007.

	Year Ended
	December 30, 2007
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	330	$17.64
Granted	59	17.89
Vested	(78)	16.25
Forfeited	(3)	19.65

Nonvested at end of period	308	$18.02

The weighted average grant-date fair value for DSUs granted during the years ended December 31, 2006 and December 25, 2005 was $20.81 and $15.41, respectively. The total grant-date fair value for DSUs vested during the years ended December 30, 2007, December 31, 2006, and December 25, 2005 was $1.3 million, $7.0 million and $2.0 million, respectively. The number, weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual term for DSUs vested and outstanding is 113,761 units, zero (as these are zero strike price awards), $1.6 million and 1.8 years, respectively.

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

The following table presents a summary of the company’s RSUs for the year ended December 30, 2007.

	Year Ended
	December 30, 2007
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	303	$18.28
Granted	713	17.66
Vested	(80)	18.50
Forfeited	(84)	18.00

Nonvested at end of period	852	$17.79

The weighted average grant-date fair value for RSUs granted during the years ended December 31, 2006 and December 25, 2005 was $18.45 and $16.41, respectively. The total grant-date fair value for RSUs vested during the year ended December 30, 2007, December 31, 2006, and December 25, 2005 was $1.5 million, $0.1 million, and zero, respectively.

The following table presents a summary of the company’s PUs for the year ended December 30, 2007.

	Year Ended
	December 30, 2007
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	812	$18.47
Granted	268	17.80
Vested	(269)	18.47
Forfeited	(88)	18.33

Nonvested at end of period	723	$17.89

The weighted average grant-date fair value for PUs granted during the years ended December 31, 2006 and December 25, 2005 was $18.47 and zero, respectively. The total grant-date fair value for PUs vested during the year ended December 30, 2007, December 31, 2006, and December 25, 2005 was $5.0 million, zero and zero, respectively.

The following table summarizes the total intrinsic value for stock options exercised and DSUs, RSUs and PUs vested (i.e. the difference between the market price at exercise and the price paid by employees to exercise the award) for 2007, 2006 and 2005, respectively.

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions)
Options	$10.7	$13.3	$5.5
DSUs	$1.4	$9.4	$1.9
RSUs	$1.4	$0.1	$—
PUs	$4.8	$—	$—

The company’s practice is to issue shares of common stock upon exercise or settlement of options, DSUs, RSUs and PUs from previously unissued shares and to issue shares in connection with the ESPP from treasury shares. The company expects to repurchase approximately 800,000 to 1,200,000 shares in 2008 to satisfy ESPP participation. For the year ended December 30, 2007, $20.0 million of cash was received from exercises of stock-based awards.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense under SFAS 123(R) by financial statement line, for the years ended December 30, 2007 and December 31, 2006.

	Year Ended
	December 30, 2007	December 31, 2006
	(In millions)
Cost of Sales	$5.3	$5.6
Research and Development	4.1	4.3
Selling, General and Administrative	15.4	16.8

	$24.8	$26.7

The company also capitalized $(0.1) million and $0.7 million of stock-based compensation into inventory for the years ended December 30, 2007 and December 31, 2006, respectively. In addition, due to the valuation allowance for U.S. deferred income tax assets recorded by the company, no tax benefit on U.S. based stock compensation expense was recognized in the years ended December 30, 2007 and December 31, 2006. The income tax benefit from foreign tax jurisdictions was approximately $0.2 million and $0.3 million for the years ended December 30, 2007 and December 31, 2006, respectively.

Included in total stock-based compensation costs of $24.7 million for the year ended December 30, 2007, is $12.8 million of cost related to DSUs, RSUs and PUs that would have been included in expense under APB 25 even if the company had not adopted SFAS 123(R) in the first quarter of 2006.

Prior to SFAS 123(R), the company calculated stock-based compensation expense (primarily DSUs and RSUs) for retirement eligible equity award recipients over the stated vesting period. Upon adoption of SFAS 123(R), the company changed its policy and now follows the requisite service period guidance for all new awards, which requires that compensation cost attributable to equity awards be recognized over the requisite service period, which is defined as the period during which an employee is required to provide service in exchange for an award. The impact of this change in policy was $2.0 million and $1.3 million for years ended December 30, 2007 and December 31, 2006, respectively.

The following table summarizes total compensation cost related to nonvested awards not yet recognized and the weighted average period over which it is expected to be recognized at December 30, 2007.

	December 30, 2007
	Unrecognized Compensation Cost for Unvested Awards	Weighted Average Remaining Recognition Period
	(In millions)	(In years)
Options	$14.1	2.0
DSUs	$1.2	0.7
RSUs	$10.6	2.9
PUs	$3.5	0.8

The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions, utilizing the guidance provided in SFAS 123(R) as well as SEC Staff Accounting Bulletin (SAB) 107. The fair value of each DSU, RSU and PU is equal to the closing market price of the company’s common stock on the date of grant.

	Year Ended
	December 30, 2007	December 31, 2006
Expected volatility	41.8%	52.9%
Dividend yield	—	—
Risk-free interest rate	4.7%	4.6%
Expected life, in years	5.0	3.9
Forfeiture rate	6.7%	5.6%

Expected volatility. The company utilizes an average of implied volatility and the most recent historical volatility commensurate with expected life. Effective for fiscal year 2007, the company modified its volatility assumption to include an implied volatility factor. The company determined during the annual review of its volatility assumption that it would be appropriate to include implied volatility, as described in SAB 107. The change in assumption was immaterial to stock-based compensation expense during 2007.

Dividend yield. The company does not pay a dividend, therefore this input is not applicable.

Risk-free interest rate. The company estimated the risk-free interest rate based on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption.

Expected life. The company has evaluated expected life based on history and exercise patterns across its demographic population. The company believes that this historical data is the best estimate of the expected life of a new option, and that generally all groups of our employees exhibit similar exercise behavior. Effective for fiscal year 2007, the company performed an annual review of the expected life assumption and determined that an expected life of 5.0 years is more indicative of actual exercise behavior than the previous 3.9 years. Accordingly, all grants for 2007 were assigned an expected life of 5.0 years. The change in assumption was immaterial to stock-based compensation expense during 2007.

Forfeiture rate. The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The company has applied an annual forfeiture rate of 6.7%, 5.9%, 0.6% and 4.6% to all unvested options, RSUs, DSUs and PUs, respectively, during 2007. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.

As discussed above, prior to the adoption of SFAS 123(R), the company used the expense recognition method in FASB FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, to recognize expense. The company switched to a straight-line attribution method on December 26, 2005 for all grants that include only a service condition. Due to the performance criteria, the company’s performance units will be expensed over the service period for each separately vesting tranche. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed over the service period for each separately vesting tranche.

Prior to December 26, 2005, the company accounted for stock-based compensation under APB 25 and related Interpretations. The following table illustrates the effect on net loss and net loss per common share for 2005 as if the company had applied the fair value based method of SFAS 123 to record stock-based compensation expense.

Year Ended December 25, 2005

(In millions, except per share data)
Net loss, as reported	$(241.2)
Add: Stock compensation charge included in net loss determined under the intrinsic value method, net of tax	6.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(61.4)

Pro forma net loss	$(296.2)

Loss per share:
Basic—as reported	$(2.01)

Basic—pro forma	$(2.46)

Diluted—as reported	$(2.01)

Diluted—pro forma	$(2.46)

The fair values of options granted during 2005 were estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions.

Year Ended December 25, 2005

Expected volatility	54%
Dividend yield	—
Risk-free interest rate	4.0%
Expected life, in years	4.0

NOTE 9—RETIREMENT PLANS

The company sponsors the Fairchild Personal Savings and Retirement Plan (the “Retirement Plan”), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the United States. As of January 1, 2007, the company provided a discretionary matching contribution equal to 100% of employee elective deferrals on the first 3% of pay that is contributed to the Retirement Plan and 50% of the next 2% of pay contributed. (Prior to January 1, 2007 the company match was equal to 50% of employee elective deferrals up to a maximum of 6% of an employee’s annual compensation.) The company also maintains a non-qualified Benefit Restoration Plan, under which certain eligible employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The company matches employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. Total expense recognized under these plans was $5.6 million, $4.3 million and $3.6 million, for 2007, 2006 and 2005, respectively.

Employees in Korea who have been with the company for over one year are entitled by Korean law to receive lump-sum payments upon termination of their employment. The payments are based on current rates of pay and length of service through the date of termination. It is the company’s policy to accrue for this estimated liability as of each balance sheet date. $13.2 million and $14.3 million were included within other liabilities and

$6.4 million and $7.2 million were included in current liabilities as of December 30, 2007 and December 31, 2006, respectively. Amounts recognized as expense were $10.1 million, $11.6 million and $8.8 million, for 2007, 2006 and 2005, respectively.

Employees in Malaysia participate in a defined contribution plan. The company has funded accruals for this plan in accordance with statutory regulations in Malaysia. Amounts recognized as expense for contributions made by the company under this plan were $1.8 million, $1.8 million and $1.5 million, for 2007, 2006 and 2005, respectively.

Employees in the United Kingdom, Italy, Germany, Hong Kong, China, the Philippines, Singapore, Japan and Taiwan are also covered by a variety of defined benefit or defined contribution pension plans that are administered consistent with local statutes and practices. The expense under each of the respective plans for 2007, 2006 and 2005 was not material to the consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over-funded or under-funded status of a defined postretirement plan as an asset or liability in its statement of financial position. The company currently has defined benefit pension plans in Germany, Japan, the Philippines, Hong Kong and Taiwan. The net funded status for our foreign defined benefit plans was $3.7 million and $2.2 million at December 30, 2007 and December 31, 2006, respectively, and was recognized in the consolidated statements of financial position. In accordance with adoption of SFAS 158, as of December 31, 2006 the net impact of recording the funded status through accumulated other comprehensive income was $1.1 million. The company measures plan assets and benefit obligations as of the date of the fiscal year-end.

Certain former executives of the company are eligible for post-retirement health benefits, which were accrued for ratably over the term of the related employment agreements entered into by the executives with the company in 2000. At December 30, 2007 and December 31, 2006, the accrual for post-retirement health benefits was $1.6 million.

NOTE 10—LEASE COMMITMENTS

Rental expense related to certain facilities and equipment of the company’s plants was $24.0 million, $22.6 million and $22.1 million, for 2007, 2006 and 2005, respectively.

Certain facility and land leases contain renewal provisions. Future minimum lease payments under noncancelable operating leases as of December 30, 2007 are as follows:

Year ending December,	(In millions)
2008	$14.5
2009	10.2
2010	4.3
2011	2.3
2012	1.7
Thereafter	1.5

$34.5

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

Under the company’s restated certificate of incorporation, the company’s Board of Directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 30, 2007 and December 31, 2006, no shares were issued.

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

The company accounts for treasury stock acquisitions using the cost method. At December 30, 2007 and December 31, 2006, there were approximately 1,700,000 and 400,000 treasury shares held by the company, respectively.

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

2007 Infrastructure Realignment Program

During 2007, the company recorded restructuring and impairment charges, net of releases, totaling $10.8 million. The charges included $6.8 million in employee separation costs, $0.2 million in contract cancellation costs, $3.1 million in asset impairment costs and $0.2 million in reserve releases, all associated with the 2007 Infrastructure Realignment Program. In addition, there were $0.9 million in employee separation costs recorded during 2007 associated with the 2006 Infrastructure Realignment Program.

The following tables summarize the previously mentioned restructuring and impairment charges for 2005 through 2007 (in millions).

	Accrual Balance at 12/26/2004	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/25/2005
First Quarter 2003 Restructuring Program:
Mountaintop, PA 6” Closure Employee Separation Costs	$0.1	$—	$(0.1)	$—	$—	$—

Second Quarter 2003 Restructuring Program:
Employee Separation Costs	0.1	—	(0.1)	—	—	—
South Portland, ME 4” Closure Employee Separation Costs	0.7	—	(0.4)	(0.3)	—	—
Kuala Lumpur, Malaysia Plant Closure Employee Separation Costs	0.5	—	(0.4)	(0.1)	—	—

2004 Infrastructure Realignment Program:
Employee Separation Costs	3.2	—	(1.8)	(0.6)	—	0.8

2005 Infrastructure Realignment Program:
Employee Separation Costs	—	10.2	(5.1)	(0.3)	(0.7)	4.1
Office Closure Costs	—	0.7	(0.7)	—	—	—
Asset Impairment	—	7.1	—	—	(7.1)	—
Other Costs	—	0.2	(0.2)	—	—	—

	$4.6	$18.2	$(8.8)	$(1.3)	$(7.8)	$4.9

	Accrual Balance at 12/25/2005	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/31/2006
2004 Infrastructure Realignment Program:
Employee Separation Costs	$0.8	$—	$(0.8)	$—	$—	$—

2005 Infrastructure Realignment Program:
Employee Separation Costs	4.1	—	(4.0)	—	—	0.1

2006 Infrastructure Realignment Program:
Employee Separation Costs	—	1.0	(0.1)	—	—	0.9
Asset Impairment	—	2.2	—	—	(2.2)	—

	$4.9	$3.2	$(4.9)	$—	$(2.2)	$1.0

	Accrual Balance at 12/31/2006	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/30/2007
2005 Infrastructure Realignment Program:
Employee Separation Costs	$0.1	$—	$(0.1)	$—	$—	$—

2006 Infrastructure Realignment Program:
Employee Separation Costs	0.9	0.9	(1.8)	—	—	—

2007 Infrastructure Realignment Program:
Employee Separation Costs	—	6.8	(3.4)	(0.2)	—	3.2
Asset Impairment, Other	—	3.3	(0.2)	—	(3.1)	—

	$1.0	$11.0	$(5.5)	$(0.2)	$(3.1)	$3.2

The company expects to complete payment of substantially all 2007 restructuring accruals by the second quarter of 2008.

NOTE 13—RELATED PARTY TRANSACTIONS

On September 8, 2004, the company entered into a trust agreement with H.M. Payson & Co., as Trustee, to secure the funding of post-retirement health insurance benefits previously granted under the employment agreements executed in 2000 with three former executive officers who retired from the company in 2005. The company contributed $2.25 million to the trust upon its creation. Each former executive is entitled to health care benefits for himself and his eligible dependents until the later of his or his spouse’s death. The trust will be used to pay health insurance premiums and reimbursable related expenses to satisfy these obligations. Upon a change in control, the company or its successor is obligated to contribute additional funds to the trust, if and to the extent necessary to provide all remaining health care benefits required under the employment agreements. The trust will terminate when the company’s obligation to provide the health care benefits ends, at which time any remaining trust assets will be returned to the company.

NOTE 14—COMMITMENTS AND CONTINGENCIES

The company has future commitments to purchase chemicals for certain wafer fabrication facilities. In the event the company was to end the agreements, the company would be required to pay future minimum payments of approximately $10.2 million.

The company’s facilities in South Portland, Maine and West Jordan, Utah have ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of the company from National Semiconductor. Pursuant to the Asset Purchase Agreement with National Semiconductor, National Semiconductor has agreed to indemnify the company for the future costs of these projects. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented. The carrying value of the liability at December 30, 2007 was $0.2 million.

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

In a separate action, the company filed a lawsuit on April 11, 2006, against Power Integrations in the United States District Court for the Eastern District of Texas, asserting that Power Integrations’ PWM products infringe U.S. Patent No. 5,264,719. The lawsuit was transferred to the United States District Court for the District of Delaware. Intersil Americas owns U.S. Patent No. 5,264,719, for High Voltage Lateral Semiconductor Devices, and is a co-plaintiff with the company in the lawsuit. The company has held license rights under the patent since acquiring Intersil’s power discrete business in 2001, and the company more recently secured exclusive rights to assert the patent against Power Integrations. The court dismissed the lawsuit on December 21, 2007 because of legal standing issues relating to the license arrangement between the company and Intersil Americas. The court left open the possibility for the standing issues to be addressed and the suit reinstituted. The underlying merits of Intersil and Fairchild’s patent infringement case against Power Integrations were not addressed in the court’s ruling. The company is exploring options to address the standing issues raised by the court.

The company’s wholly owned subsidiary, System General Corporation, is a defendant in a patent infringement lawsuit in the U.S. District Court for the Northern District of California. System General had appealed to the U.S. Court of Appeals for the Federal Circuit on the outcome of proceedings before the U.S. International Trade Commission (ITC) involving allegations of patent infringement. The ITC order banned some System General parts, and downstream products incorporating the System General parts, from being imported into the United States. Both the ITC proceeding and the lawsuit were initiated by Power Integrations. The district court action was stayed at least until the appeals court issues its decision on System General’s appeal of the ITC’s final determination. On November 20, 2007, the appeals court affirmed the ITC’s decision. Some System General products were specifically carved out of the ITC’s U.S. import ban, and System General has fully replaced the banned products with replacement products not covered by the ITC ban. There has been no activity in the district court action since the appeals court decision. Fairchild Corporation has petitioned the U.S. patent office for reexamination of the patents involved. As in all litigation, it is difficult to predict the result of the district court action and no assurance can be given as to the outcome of this lawsuit. Should the company ultimately lose the lawsuit, such result could have an adverse impact on the company’s ability to sell products found to be infringing, either directly or indirectly in the U.S.

ZTE Corporation v. Fairchild Semiconductor Corporation. On December 30, 2004, the company’s wholly owned subsidiary, Fairchild Semiconductor Corporation, was sued by Zhongxing Telecom Ltd. (ZTE), a communications equipment manufacturer, in the Intermediate People’s Court of Shenzhen, Guangdong Province, People’s Republic of China. ZTE alleged that certain of the company’s products were defective and caused personal injury and/or property loss to ZTE. ZTE claimed 65,733,478 Chinese yuan as damages. The company contested the lawsuit in a trial held on October 20, 2005. On December 29, 2006, the company was informed that the court had ruled in favor of ZTE and had ordered Fairchild to pay RMB 65,733,478 (equivalent to approximately $8.6 million U.S. dollars based on exchange rates at December 30, 2007) to ZTE. The company appealed to the Higher People’s Court of Guangdong Province. On August 22, 2007, the company settled the lawsuit for approximately $4.0 million U.S. dollars.

Patent Litigation with Alpha & Omega Semiconductor, Inc. On May 17, 2007, Alpha & Omega Semiconductor, Inc. (AOS) filed suit against the company in the U.S. District Court for the Northern District of California alleging that the company is infringing two of its patents. AOS is seeking unspecified damages and an injunction against the company. The company in turn filed suit against AOS in the same court on May 18, 2007, alleging that AOS is infringing four of the company’s patents. The company is also seeking unspecified damages and an injunction. The cases were consolidated on July 31, 2007. On October 2, 2007, the parties were granted leave to amend their complaints to assert additional patents. The company asserted two additional patents against AOS, and AOS asserted one additional patent against the company. The lawsuit is currently in the discovery phase.

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

The company has analyzed the potential litigation outcomes from all the above mentioned claims in accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies. While the exact amount of these losses is not known, the company has recorded a charge for potential litigation outcomes in the Consolidated Statement of Operations, based upon the company’s assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of December 30, 2007 the company’s balance for potential litigation outcomes was $11.0 million. If the company continues to receive additional claims, if more of these claims proceed to litigation or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur liabilities in excess of the current reserves.

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement 133, did not have a material impact on earnings for the years ended December 30, 2007, December 31, 2006 and December 25, 2005. Three cash flow hedges were discontinued for the year ended December 25, 2005. The $0.1 million favorable impact of terminating the hedges was recorded in the statement of operations in accordance with SFAS 133. No cash flow hedges were derecognized or discontinued in 2007 and 2006.

Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that the entire $1.2 million of net unrealized derivative losses included in OCI will be reclassified into earnings within the next twelve months.

Interest Rate Derivatives. The company’s variable-rate debt exposes the company to variability in interest payments due to changes in interest rates. The company uses a forward interest rate swap to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt.

Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and there was no ineffectiveness as of December 30, 2007 and December 31, 2006.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. There is currently $3.4 million of unrealized losses included in OCI. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

The table below shows the fair value and notional principal of the company’s derivative financial instruments as of December 30, 2007 and December 31, 2006. The estimated fair value as of December 30, 2007 and December 31, 2006 is recorded in other liabilities and other assets, respectively, on the balance sheet. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 30, 2007 and December 31, 2006. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

	December 30, 2007			December 31, 2006
	Notional Principal	Carrying Amount	Estimated Fair Value	Notional Principal	Carrying Amount	Estimated Fair Value
	(In millions)
Foreign currency exchange contracts	$195.1	$(1.2)	$(1.2)	$127.0	$(0.1)	$(0.1)
Interest rate swap contract	$150.0	$(3.4)	$(3.4)	$150.0	$—	$—

Fair Value of Financial Instruments

A summary table of estimated fair values of other financial instruments is as follows:

	December 30, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Convertible Senior Subordinated Notes	$200.0	$198.0	$200.0	$198.0
Term loan	370.3	353.6	373.1	372.7
Revolving Credit Facility borrowings	19.4	19.4	19.4	19.4

NOTE 16—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Fairchild designs, develops, manufactures and markets high performance multi-market semiconductors. Effective December 26, 2005 (first day of fiscal year 2006), the company changed the titles of its operating segments to align the segment presentation with the way management manages the business. This change had no material impact on the historical financial results of the segments presented in this report. As of December 30, 2007, the company was organized into three reportable segments: Functional Power, Analog Products, previously known as Power Discrete and Power Analog, respectively, and Standard Products. Functional Power includes high voltage, low voltage, automotive and radio frequency products. Analog Products includes system power, power conversion, signal conditioning, switches and interface products. Standard Products includes optoelectronics lighting, standard linear, logic, standard diode and transistors, bipolar and foundry products.

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

The following table presents selected statement of operations information on reportable segments for 2007, 2006 and 2005.

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions)
Revenue and Operating Income (Loss):
Functional Power
Total revenue	$931.7	$902.6	$732.2
Operating income	136.9	124.9	49.0

Analog Products
Total revenue	345.7	320.1	266.8
Operating loss	(25.6)	(13.1)	(39.3)

Standard Products
Total revenue	392.8	428.4	426.1
Operating income	36.8	38.8	8.6

Other
Operating loss (1)	(45.8)	(32.1)	(23.8)

Total Consolidated
Total revenue	$1,670.2	$1,651.1	$1,425.1
Operating income (loss)	$102.3	$118.5	$(5.5)

(1)	Operating loss in 2007 includes $24.8 million of stock-based compensation expense, $10.8 million of restructuring and impairments expense, $9.5 million in charges for potential litigation outcomes, net (see Note 14), a net loss of $0.4 million on the sale of a product line and $0.3 million of other expense. Operating loss in 2006 includes $26.7 million of stock-based compensation expense, $8.2 million for a reserve for potential litigation outcomes, net (see Note 14), $3.2 million for restructuring and impairments, and a net gain of $6.0 million on the sale of a product line. Operating loss in 2005 includes $16.9 million for restructuring and impairments, and also includes $6.9 million in charges for potential litigation outcomes, net (see Note 14).

Depreciation and amortization by reportable operating segment were as follows:

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions)
Functional Power	$72.4	$68.8	$86.6
Analog Products	32.4	26.2	31.3
Standard Products	22.2	21.8	32.3

Total	$127.0	$116.8	$150.2

Geographic revenue information is based on the customer location within the indicated geographic region. Revenue by geographic region was as follows:

	Year Ended
	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions)
Total Revenue:
United States	$150.3	$165.1	$142.5
Other Americas	50.1	49.5	28.5
Europe	200.4	198.1	156.8
China	484.5	445.8	356.3
Taiwan	350.7	313.7	285.0
Other Asia/Pacific	217.1	231.2	228.0
Korea	217.1	247.7	228.0

Total	$1,670.2	$1,651.1	$1,425.1

Other Asia/Pacific includes Japan, Singapore, and Malaysia.

Geographic property, plant and equipment balances as of December 30, 2007 and December 31, 2006 are based on the physical locations within the indicated geographic areas and are as follows:

	December 30, 2007	December 31, 2006
	(In millions)
Property, Plant & Equipment, Net:
United States	$260.5	$266.0
Korea	153.6	160.9
Philippines	70.8	64.6
Malaysia	77.5	61.3
China	98.9	77.0
All Others	14.7	16.6

Total	$676.0	$646.4

NOTE 17—ACQUISITIONS AND DIVESTURES

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

As of August 3, 2007, the operating results of System General are included in the accompanying consolidated financial statements based on 100% ownership of System General. From February 5, 2007 to August 3, 2007, the operating results of System General were included in the accompanying consolidated financial statements based on the 95.6% ownership interest. In connection with the acquisition, the company recorded a charge of $3.9 million for in-process research and development during 2007. The company also acquired goodwill of approximately $123.3 million with the remainder of the purchase price in excess of the fair value of net tangible assets allocated to various other intangible assets. The purchase price allocation as of December 30, 2007 is based on the company’s estimate of the fair value of identifiable intangible and net tangible assets acquired. The final purchase price allocation will be completed upon completion of this analysis.

No proforma results of operations are presented because System General does not constitute a significant subsidiary.

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

NOTE 18—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under the company’s senior credit facility and Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of December 30, 2007 and December 31, 2006 and related condensed consolidating statements of operations and cash flows for 2007, 2006 and 2005.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 30, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$132.0	$—	$277.0	$—	$409.0
Short-term marketable securities	—	0.2	—	1.9	—	2.1
Accounts receivable, net	—	14.0	0.1	164.9	—	179.0
Inventories	—	41.5	0.2	201.8	—	243.5
Deferred income taxes, net	—	—	—	9.2	—	9.2
Other current assets	—	14.6	—	28.1	—	42.7

Total current assets	—	202.3	0.3	682.9	—	885.5
Property, plant and equipment, net	—	257.1	1.0	417.9	—	676.0
Deferred income taxes	—	3.9	—	7.7	—	11.6
Intangible assets, net	—	19.8	9.7	94.2	—	123.7
Goodwill	—	167.7	61.7	123.8	—	353.2
Long-term marketable securities	—	51.0	—	—	—	51.0
Investment in subsidiary	1,221.7	1,191.7	447.4	221.6	(3,082.4)	—
Other assets	—	13.6	0.9	17.1	—	31.6

Total assets	$1,221.7	$1,907.1	$521.0	$1,565.2	$(3,082.4)	$2,132.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$203.7	$—	$—	$—	$203.7
Accounts payable	—	35.2	0.4	95.0	—	130.6
Accrued expenses and other current liabilities	—	51.1	1.7	57.7	—	110.5

Total current liabilities	—	290.0	2.1	152.7	—	444.8
Long-term debt, less current portion	—	385.9	—	—	—	385.9
Net intercompany (receivable) payable	—	(26.2)	(226.2)	252.4	—	—
Deferred income taxes	—	29.1	—	5.5	—	34.6
Other liabilities	—	13.6	—	32.0	—	45.6

Total liabilities	—	692.4	(224.1)	442.6	—	910.9
Commitments and contingencies
Temporary equity—deferred stock units	3.2	—	—	—	—	3.2
Stockholders’ equity:
Common stock	1.3	—	—	—	—	1.3
Additional paid-in capital	1,371.7	—	—	—	—	1,371.7
Retained earnings (accumulated deficit)	(116.6)	1,221.7	745.1	1,125.6	(3,092.4)	(116.6)
Accumulated other comprehensive loss	(10.0)	(7.0)	—	(3.0)	10.0	(10.0)
Less treasury stock (at cost)	(27.9)	—	—	—	—	(27.9)

Total stockholders’ equity	1,218.5	1,214.7	745.1	1,122.6	(3,082.4)	1,218.5

Total liabilities, temporary equity and stockholders’ equity	$1,221.7	$1,907.1	$521.0	$1,565.2	$(3,082.4)	$2,132.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 30, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$573.9	$1.1	$3,132.9	$(2,037.7)	$1,670.2
Cost of sales	—	511.0	4.1	2,702.3	(2,037.7)	1,179.7

Gross margin	—	62.9	(3.0)	430.6	—	490.5

Operating expenses:
Research and development	—	59.5	11.1	39.2	—	109.8
Selling, general and administrative	—	116.4	5.0	108.9	—	230.3
Amortization of acquisition-related intangibles	—	5.5	2.0	16.0	—	23.5
Restructuring and impairments	—	3.9	1.8	5.1	—	10.8
Charge for potential litigation outcomes	—	(0.5)	—	10.0	—	9.5
Loss on sale of product line, net	—	0.2	—	0.2	—	0.4
Purchased in-process research & development	—	—	—	3.9	—	3.9

Total operating expenses	—	185.0	19.9	183.3	—	388.2

Operating income (loss)	—	(122.1)	(22.9)	247.3	—	102.3

Other (income) expense, net	—	29.7	—	(9.5)	—	20.2
Equity in subsidiary (income) loss	(64.0)	(219.7)	6.4	—	277.3	—

Income (loss) before income taxes	64.0	67.9	(29.3)	256.8	(277.3)	82.1
Provision for income taxes	—	3.9	—	14.2	—	18.1

Net income (loss)	$64.0	$64.0	$(29.3)	$242.6	$(277.3)	$64.0

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 30, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(26.6)	$—	$217.2	$190.6

Cash flows from investing activities:
Purchase of marketable securities	—	(152.0)	—	(13.7)	(165.7)
Sale of marketable securities	—	159.6	—	13.1	172.7
Maturity of marketable securities	—	0.1	—	—	0.1
Capital expenditures	—	(39.4)	—	(101.0)	(140.4)
Proceeds from sale of property, plant and equipment	—	0.3	—	0.2	0.5
Purchase of molds and tooling	—	—	—	(1.7)	(1.7)
Acquisitions and divestitures, net of cash	—	(178.3)	—	—	(178.3)
Investment (in) from affiliate	(8.8)	8.8	—	—	—

Cash used in investing activities	(8.8)	(200.9)	—	(103.1)	(312.8)

Cash flows from financing activities:
Repayment of long-term debt	—	(2.8)	—	—	(2.8)
Proceeds from issuance of common stock and from exercise of stock options, net	37.1	—	—	—	37.1
Purchase of treasury stock	(28.3)	—	—	—	(28.3)

Cash provided by (used in) financing activities	8.8	(2.8)	—	—	6.0

Net change in cash and cash equivalents	—	(230.3)	—	114.1	(116.2)
Cash and cash equivalents at beginning of period	—	362.3	—	162.9	525.2

Cash and cash equivalents at end of period	$—	$132.0	$—	$277.0	$409.0

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$0.1	$—	$27.6	$27.7

Interest	$—	$30.4	$—	$—	$30.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$362.3	$—	$162.9	$—	$525.2
Short-term marketable securities	—	59.1	—	—	—	59.1
Accounts receivable, net	—	18.3	(0.1)	145.1	—	163.3
Inventories	—	43.7	0.5	194.7	—	238.9
Deferred income taxes, net	—	—	—	11.5	—	11.5
Other current assets	—	18.1	—	12.4	—	30.5

Total current assets	—	501.5	0.4	526.6	—	1,028.5
Property, plant and equipment, net	—	264.4	1.6	380.4	—	646.4
Deferred income taxes	—	—	—	0.9	—	0.9
Intangible assets, net	—	25.6	11.7	66.3	—	103.6
Goodwill	—	167.7	61.8	0.4	—	229.9
Long-term marketable securities	—	2.1	—	—	—	2.1
Investment in subsidiary	1,133.4	985.3	250.2	259.6	(2,628.5)	—
Other assets	—	14.8	2.0	17.4	—	34.2

Total assets	$1,133.4	$1,961.4	$327.7	$1,251.6	$(2,628.5)	$2,045.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2.8	$—	$—	$—	$2.8
Accounts payable	—	25.1	0.6	64.5	—	90.2
Accrued expenses and other current liabilities	—	95.8	4.2	69.5	—	169.5

Total current liabilities	—	123.7	4.8	134.0	—	262.5
Long-term debt, less current portion	—	589.7	—	—	—	589.7
Net intercompany (receivable) payable	—	88.1	(245.8)	157.7	—	—
Deferred income taxes	—	26.1	—	8.9	—	35.0
Other liabilities	—	0.5	—	23.5	—	24.0

Total liabilities	—	828.1	(241.0)	324.1	—	911.2

Commitments and contingencies
Temporary equity—deferred stock units	2.2	—	—	—	—	2.2
Stockholders’ equity:
Common stock	1.2	—	—	—	—	1.2
Additional paid-in capital	1,319.1	—	—	—	—	1,319.1
Retained earnings (accumulated deficit)	(182.5)	1,133.4	568.7	926.4	(2,628.5)	(182.5)
Accumulated other comprehensive income (loss)	—	(0.1)	—	1.1	—	1.0
Less treasury stock (at cost)	(6.6)	—	—	—	—	(6.6)

Total stockholders’ equity	1,131.2	1,133.3	568.7	927.5	(2,628.5)	1,132.2

Total liabilities, temporary equity and stockholders’ equity	$1,133.4	$1,961.4	$327.7	$1,251.6	$(2,628.5)	$2,045.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$1,506.2	$3.4	$2,165.7	$(2,024.2)	$1,651.1
Cost of sales	—	1,339.8	7.0	1,831.7	(2,024.2)	1,154.3

Gross margin	—	166.4	(3.6)	334.0	—	496.8

Operating expenses:
Research and development	—	62.6	14.7	30.2	—	107.5
Selling, general and administrative	—	152.4	7.4	82.1	—	241.9
Amortization of acquisition-related intangibles	—	5.4	2.1	16.0	—	23.5
Restructuring and impairments	—	3.2	—	—	—	3.2
Charge for potential litigation outcomes	—	8.2	—	—	—	8.2
Gain on sale of product line, net	—	0.1	(5.7)	(0.4)	—	(6.0)

Total operating expenses	—	231.9	18.5	127.9	—	378.3

Operating income (loss)	—	(65.5)	(22.1)	206.1	—	118.5
Other (income) expense, net	—	28.1	(0.2)	(8.2)	—	19.7
Equity in subsidiary income	(83.4)	(180.9)	(40.7)	—	305.0	—

Income before income taxes	83.4	87.3	18.8	214.3	(305.0)	98.8
Provision for income taxes	—	3.9	—	11.5	—	15.4

Net income	$83.4	$83.4	$18.8	$202.8	$(305.0)	$83.4

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Cash flows provided by operating activities:	$—	$85.5	$0.6	$98.8	$184.9

Cash flows from investing activities:
Purchase of marketable securities	—	(176.1)	—	—	(176.1)
Sale of marketable securities	—	249.3	—	—	249.3
Maturity of marketable securities	—	81.1	—	—	81.1
Capital expenditures	—	(27.5)	(0.6)	(83.7)	(111.8)
Purchase of molds and tooling	—	(0.1)	—	(2.0)	(2.1)
Sale of strategic investment	—	1.1	—	—	1.1
Acquisitions and divestitures, net of cash	—	5.4	—	—	5.4
Investment (in) from affiliate	(18.2)	18.2	—	—	—

Cash provided by (used in) investing activities	(18.2)	151.4	(0.6)	(85.7)	46.9

Cash flows from financing activities:
Repayment of long-term debt	—	(54.1)	—	—	(54.1)
Proceeds from issuance of common stock and from exercise of stock options, net	27.3	—	—	—	27.3
Purchase of treasury stock	(9.1)	—	—	—	(9.1)
Debt Issuance costs	—	(1.4)	—	—	(1.4)

Cash provided by (used in) financing activities	18.2	(55.5)	—	—	(37.3)

Net change in cash and cash equivalents	—	181.4	—	13.1	194.5
Cash and cash equivalents at beginning of period	—	180.9	—	149.8	330.7

Cash and cash equivalents at end of period	$—	$362.3	$—	$162.9	$525.2

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$12.5	$—	$9.7	$22.2

Interest	$—	$44.8	$—	$—	$44.8

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 25, 2005
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$1,318.5	$7.1	$1,781.7	$(1,682.2)	$1,425.1
Cost of sales	—	1,206.8	15.6	1,570.6	(1,682.2)	1,110.8

Gross margin	—	111.7	(8.5)	211.1	—	314.3

Operating expenses:
Research and development	—	43.9	10.7	23.0	—	77.6
Selling, general and administrative	—	129.6	4.6	60.3	—	194.5
Amortization of acquisition-related intangibles	—	5.6	2.3	16.0	—	23.9
Restructuring and impairments	—	15.5	0.1	1.3	—	16.9
Charge for potential litigation outcomes	—	6.9	—	—	—	6.9

Total operating expenses	—	201.5	17.7	100.6	—	319.8

Operating income (loss)	—	(89.8)	(26.2)	110.5	—	(5.5)
Other (income) expense, net	—	33.0	(0.1)	(1.9)	—	31.0
Equity in subsidiary (income) loss	235.3	(63.6)	(11.4)	—	(160.3)	—

Income (loss) before income taxes	(235.3)	(59.2)	(14.7)	112.4	160.3	(36.5)
Provision for income taxes	5.9	176.1	12.5	10.2	—	204.7

Net income (loss)	$(241.2)	$(235.3)	$(27.2)	$102.2	$160.3	$(241.2)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 25, 2005
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(20.0)	$—	$170.7	$150.7

Investing activities:
Purchase of marketable securities	—	(591.3)	—	—	(591.3)
Sale of marketable securities	—	899.5	—	—	899.5
Maturity of marketable securities	—	20.6	—	—	20.6
Capital expenditures	—	(29.3)	—	(68.1)	(97.4)
Purchase of molds and tooling	—	—	—	(2.5)	(2.5)
Investment (in) from affiliate	(7.7)	7.7	—	—	—

Cash provided by (used in) investing activities	(7.7)	307.2	—	(70.6)	228.9

Cash flows from financing activities:
Repayment of long-term debt	—	(356.4)	—	—	(356.4)
Issuance of long-term debt	—	154.5	—	—	154.5
Proceeds from issuance of common stock and from exercise of stock options, net	15.7	—	—	—	15.7
Purchase of treasury stock	(8.0)	—	—	—	(8.0)
Other	—	(1.0)	—	—	(1.0)

Cash provided by (used in) financing activities	7.7	(202.9)	—	—	(195.2)

Net change in cash and cash equivalents	—	84.3	—	100.1	184.4
Cash and cash equivalents at beginning of period	—	96.6	—	49.7	146.3

Cash and cash equivalents at end of period	$—	$180.9	$—	$149.8	$330.7

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$3.9	$—	$12.9	$16.8

Interest	$—	$49.1	$—	$—	$49.1

Non-cash transactions:
Tax effect associated with other comprehensive income	$—	$1.5	$—	$—	$1.5

NOTE 19—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for 2007 and 2006 (in millions, except per share amounts):

	2007
	First	Second	Third	Fourth
Total revenue	$402.6	$408.9	$426.8	$431.9
Gross margin	111.5	114.6	129.4	135.0
Net Income	6.3	3.4	20.3	34.0

Basic income per common share	$0.05	$0.03	$0.16	$0.27

Diluted income per common share	$0.05	$0.03	$0.16	$0.27

	2006
	First	Second	Third	Fourth
Total revenue	$409.5	$406.3	$417.0	$418.3
Gross margin	122.5	125.0	127.9	121.4
Net Income	26.6	23.0	25.1	8.7

Basic income per common share	$0.22	$0.19	$0.20	$0.07

Diluted income per common share	$0.21	$0.18	$0.20	$0.07

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 30, 2007, the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 30, 2007 at a reasonable assurance level.

Last year, we filed the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to our Form 10-K filed on March 1, 2007. Last year, we submitted a Section 303A.12(a) CEO certification to the New York Stock Exchange on May 21, 2007.

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

Fairchild Semiconductor’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 30, 2007. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management believes that, as of December 30, 2007, the company’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of Fairchild’s internal control over financial reporting as of December 30, 2007, and has issued a report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during our quarter ended December 30, 2007 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Izak Bencuya resigned from the company on October 19, 2007. Mr. Bencuya was Executive Vice President and General Manager, Functional Power Group and one of the company’s named executive officers (as defined in Item 402(a)(3) of Regulation S-K). On October 24, 2007, the company entered into a consulting agreement with Mr. Bencuya whereby Mr. Bencuya agreed to provide consulting services to the company for nine months after his resignation date. In exchange for his consulting services the company agreed to pay Mr. Bencuya $125,000 in one lump sum within ten days of his resignation date. In addition, the company agreed to pay Mr. Bencuya an additional $75,000 one year after his resignation date if he has performed his consulting duties to the satisfaction of the company and has not engaged in employment with certain specified companies.

Thomas Beaver retired from the company on December 31, 2007. Mr. Beaver was Executive Vice President, Worldwide Sales and Marketing, and one of the company’s named executive officers (as defined in Item 402(a)(3) of Regulation S-K). On December 3, 2007, the company entered into a consulting agreement with Mr. Beaver whereby Mr. Beaver agreed to provide consulting services to the company for twelve months after his retirement date. Mr. Beaver also agreed to an extension of the non-competition provisions of the company’s Executive Severance Policy under which he is subject by an additional twelve months, such that he will be bound by the same non-competition provisions under that policy up to and including December 31, 2009. In exchange the company agreed to pay Mr. Beaver $100,000 in two equal lump sums, provided Mr. Beaver has performed his obligations under the agreement. The first payment of $50,000 will be paid on or before July 15, 2008, and the second payment of $50,000 will be due on or before December 15, 2008.

At the end of 2007, the company announced the reorganization of the company’s internal reporting and management structure and, accordingly the company’s segment reporting effective at the beginning of 2008. The new segments, Power Conversion, Industrial and Auto (PCIA) and Mobile, Computing, Consumer and Communications (MCCC) replace the FPG and APG segments, while the SPG segment remains unchanged. The reorganization was done in order to improve the company’s end-market intimacy and segment focus in order to accelerate growth within key end markets.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our senior officers which we believe satisfies the standards promulgated by the Securities and Exchange Commission and the New York Stock Exchange. Our code applies to all directors, officers and employees, including our chief executive officer, our chief financial officer and our principal accounting officer and controller. Our current Code of Business Conduct and Ethics was filed as an exhibit to our current report on Form 8-K on January 31, 2006. Our Code of Business Conduct and Ethics is posted on our website, and can be accessed by visiting our investor relations web site at http://investor.fairchildsemi.com and clicking on “Corporate Governance.”

The information regarding directors set forth under the caption “Proposal 1—Election of Directors” appearing in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2008, which will be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2007 (the “2008 Proxy Statement”), is incorporated by reference.

The information regarding executive officers set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K is incorporated by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement is incorporated by reference.

The information regarding our Audit Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2008 Proxy Statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the 2008 Proxy Statement is incorporated by reference.

The information regarding our Compensation Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2008 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers” in the 2008 Proxy Statement is incorporated by reference.

The information regarding our equity compensation plans as set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Programs” in Item 5 of this annual report on Form 10-K is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons” and “Policies and Procedures for Approval of Related Party Transactions” in the 2008 Proxy Statement is incorporated by reference.

The information regarding director independence set forth under the caption “Corporate Governance, Board Meetings and Committees” in the 2008 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” included under the proposal entitled “Proposal 3––Ratify Appointment of KPMG LLP as Independent Registered Public Accounting Firm of the Company for 2008” in the 2008 Proxy Statement is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. Financial Statements included in this annual report are listed under Item 8.

(2)	Financial Statement Schedules. Financial Statement schedules included in this report are listed under Item 15(b).

(3)	List of Exhibits. See the Exhibit Index beginning on page 111 of this annual report.

(b)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Schedule II—Valuation and Qualifying Accounts.

All other schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules are set forth in the financial statements or the notes thereto.

Description	Price Protection	Product Returns	Other Returns and Allowances	Deferred Tax Valuation Allowance	Total
Balances at December 26, 2004	$9.4	$10.4	$2.7	$6.1	$28.6

Charged to costs and expenses, or revenues	37.4	33.6	6.8	207.1	284.9
Deductions	(29.5)	(25.9)	(6.8)	(1.5)	(63.7)
Charged to other accounts	—	(0.3)	—	2.4	2.1

Balances at December 25, 2005	17.3	17.8	2.7	214.1	251.9

Charged to costs and expenses, or revenues	59.1	26.4	10.1	(18.5)	77.1
Deductions	(53.3)	(31.1)	(8.7)	—	(93.1)
Charged to other accounts	—	0.1	—	—	0.1

Balances at December 31, 2006	23.1	13.2	4.1	195.6	236.0

Charged to costs and expenses, or revenues	70.6	26.3	5.9	(29.1)	73.7
Deductions	(69.3)	(29.4)	(7.0)	—	(105.7)
Charged to other accounts	—	—	—	—	—

Balances at December 30, 2007	$24.4	$10.1	$3.0	$166.5	$204.0

EXHIBIT INDEX

Exhibit No.	Description
2.01	Asset Purchase Agreement, dated as of March 11, 1997, between Fairchild Semiconductor Corporation and National Semiconductor Corporation. (1)
2.02	Acquisition Agreement, dated November 25, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company. (2)
2.03	Amendment No. 1 to Acquisition Agreement, dated December 29, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company. (2)
2.04	Business Transfer Agreement, dated December 20, 1998, between Samsung Electronics Co., Ltd. and Fairchild Semiconductor Corporation. (3)
2.05	Closing Agreement, dated April 13, 1999, among Samsung Electronics Co. Ltd., Fairchild Korea Semiconductor Ltd. and Fairchild Semiconductor Corporation. (3)
2.06	Asset Purchase Agreement, dated as of January 20, 2001, among Intersil Corporation, Intersil (PA) LLC and Fairchild Semiconductor Corporation, and Amendment No. 1 thereto, dated as of March 16, 2001. (8)
3.01	Second Restated Certificate of Incorporation. (12)
3.02	Bylaws, as amended through December 5, 2007. (30)
4.01	The relevant portions of the Second Restated Certificate of Incorporation. (included in Exhibit 3.05)
4.02	Registration Rights Agreement, dated March 11, 1997, among Fairchild Semiconductor International, Inc., Sterling Holding Company, LLC, National Semiconductor Corporation and certain management investors. (4)
4.03	Indenture, dated as of October 31, 2001, relating to $200,000,000 aggregate principal amount of 5% Convertible Senior Subordinated Notes due 2008, among Fairchild Semiconductor Corporation, as Issuer, Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation of California, QT Optoelectronics, Inc., QT Optoelectronics, KOTA Microcircuits, Inc., as Guarantors, and The Bank of New York, as Trustee. (5)
4.04	Form of 5% Convertible Senior Subordinated Notes due 2008. (included in Exhibit 4.03)
10.01	Credit Agreement, dated as of June 26, 2006. (25)
10.02*	Executive Severance Policy. (26)
10.03*	Form of Executive Severance Policy Designation and Agreement (Non-California Employees).
10.04*	Form of Executive Severance Policy Designation and Agreement (California Employees).
10.05	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (6)
10.06	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (1)
10.07*	Fairchild Benefit Restoration Plan. (1)
10.08*	Fairchild Incentive Plan. (1)
10.09*	Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan. (7)
10.10*	Non-Qualified Stock Option Agreement under the Stock Option Plan dated August 4, 1999, between Fairchild Semiconductor International, Inc. and Izak Bencuya. (17)
10.11*	Nonstatutory Stock Option Agreement under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and Kirk P. Pond. (8)
10.12*	Nonstatutory Stock Option Agreement under the 2000 Executive Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and Izak Bencuya. (8)
10.13*	Non-Qualified Stock Option Agreement under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and Kirk P. Pond. (8)
10.14*	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan dated February 22, 2002, between Fairchild Semiconductor International, Inc. and Izak Bencuya. (17)

Exhibit No.	Description
10.15*	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of its non-employee directors. (8)
10.16*	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated as of April 28, 2003, between Fairchild Semiconductor International, Inc. and Kirk P. Pond. (11)
10.17*	Non-Qualified Stock Option Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and each of its non-employee directors. (10)
10.18*	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan, dated May 4, 2004, between Fairchild Semiconductor International, Inc. and Kirk P. Pond. (17)
10.19*	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated May 4, 2004, between Fairchild Semiconductor International, Inc. and Thomas A. Beaver. (22)
10.20*	Non-Qualified Stock Option Agreement, dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (15)
10.21*	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (20)
10.22*	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated April 16, 2004, between Fairchild Semiconductor International, Inc. and Thomas A. Beaver. (22)
10.23*	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated May 4, 2004, between Fairchild Semiconductor International, Inc. and Thomas A. Beaver. (22)
10.24*	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (15)
10.25*	Deferred Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (20)
10.26*	Fairchild Semiconductor Stock Plan. (23)
10.27*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan. (14)
10.28*	Form of Deferred Stock Unit Agreement under the Fairchild Semiconductor Stock Plan. (14)
10.29*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor Stock Plan. (19)
10.30*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (20)
10.31*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (24)
10.32*	Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (20)
10.33*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 10, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (24)
10.34*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 27, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Frey. (24)
10.35*	Employment Agreement, dated March 11, 2000, between Fairchild Semiconductor Corporation and Kirk P. Pond. (7)
10.36*	Amendment to Employment Agreement, dated as of March 7, 2003, between Fairchild Semiconductor Corporation and Kirk P. Pond. (9)
10.37*	Amendment No. 2 to Employment Agreement, dated as of February 8, 2005, between Fairchild Semiconductor Corporation and Kirk P. Pond. (16)
10.38*	Trust, made September 8, 2004, under the Employment Agreement between Fairchild Semiconductor Corporation and Kirk P. Pond. (13)
10.39*	Employment Agreement dated December 1, 2004, between Fairchild Semiconductor Corporation and Mark S. Thompson. (15)

Exhibit No.	Description
10.40*	Employment Agreement, dated as of April 6, 2005, between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation. (18)
10.41*	Employment Agreement dated as of February 28, 2004, between Fairchild Semiconductor Corporation and Thomas A. Beaver. (22)
10.42	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd. (4)
10.43	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company. (2)
10.44*	Fairchild Semiconductor 2007 Stock Plan. (27)
10.45*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (28)
10.46*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (28)
10.47*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor 2007 Stock Plan. (28)
10.48*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor 2007 Stock Plan. (28)
10.49*	Post-Resignation Consulting Agreement dated as of October 24, 2007, between Fairchild Semiconductor Corporation and Izak Bencuya.
10.50*	Agreement dated as of December 3, 2007, between Fairchild Semiconductor Corporation and Thomas A. Beaver.
10.51*	Service Agreement dated as of May 18, 2005, between Fairchild Semiconductor Pte., Ltd. and Allan Lam.
14.01	Code of Business Conduct and Ethics. (21)
21.01	List of Subsidiaries.
23.01	Consent of KPMG LLP.
31.01	Section 302 Certification of the Chief Executive Officer.
31.02	Section 302 Certification of the Chief Financial Officer.
32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.
32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).
(2)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.
(3)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated April 13, 1999, filed April 27, 1999.
(4)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).
(5)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-3, filed December 21, 2001 (File No. 333-75678).
(6)	Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).
(7)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.
(8)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.
(9)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002, filed March 21, 2003.
(10)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed May 14, 2003.

(11)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003, filed August 13, 2003.
(12)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004, filed May 7, 2004.
(13)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed on September 13, 2004.
(14)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed October 7, 2004 (File No. 333-119595).
(15)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 3, 2004.
(16)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed February 8, 2005.
(17)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004, filed March 11, 2005.
(18)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed April 6, 2005.
(19)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, filed August 5, 2005.
(20)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, filed November 4, 2005.
(21)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed January 31, 2006.
(22)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005, filed March 10, 2006.
(23)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed May 5, 2006.
(24)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed May 12, 2006.
(25)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed August 9, 2006.
(26)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 1, 2007.
(27)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed on May 4, 2007.
(28)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, filed August 9, 2007.
(29)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 11, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

/s/ MARK S. THOMPSON
Mark S. Thompson
President and Chief Executive Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK S. THOMPSON Mark S. Thompson	President and Chief Executive Officer, and Director (principal executive officer)	February 28, 2008

/s/ MARK S. FREY Mark S. Frey	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 28, 2008

/s/ ROBIN A. SAWYER Robin A. Sawyer	Vice President, Corporate Controller (principal accounting officer)	February 28, 2008

/s/ WILLIAM N. STOUT William N. Stout	Chairman of the Board of Directors	February 28, 2008

/s/ RONALD W. SHELLY Ronald W. Shelly	Director	February 28, 2008

/s/ CHARLES P. CARINALLI Charles P. Carinalli	Director	February 28, 2008

/s/ THOMAS L. MAGNANTI Thomas L. Magnanti	Director	February 28, 2008

/s/ ROBERT F. FRIEL Robert F. Friel	Director	February 28, 2008

/s/ BRYAN R. ROUB Bryan R. Roub	Director	February 28, 2008

/s/ KEVIN J. MCGARITY Kevin J. McGarity	Director	February 28, 2008

/s/ RICHARD A. AURELIO Richard A. Aurelio	Director	February 28, 2008