Form 10-Q
period 2008-03-30
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2008-05-09
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 30, 2008:

Title of Each Class	Number of Shares
Common Stock	124,576,130

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	March 30, 2008	December 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$417.0	$409.0
Short-term marketable securities	0.9	2.1
Accounts receivable, net of allowances of $35.2 and $37.5 at March 30, 2008 and December 30, 2007, respectively	190.8	179.0
Inventories	249.3	243.5
Deferred income taxes, net of allowances of $32.6 and $28.7 at March 30, 2008 and December 30, 2007, respectively	10.2	9.2
Other current assets	29.8	42.7

Total current assets	898.0	885.5
Property, plant and equipment, net	679.1	676.0
Deferred income taxes, net of allowances of $126.5 and $140.4 at March 30, 2008 and December 30, 2007, respectively	8.8	11.6
Intangible assets, net	118.1	123.7
Goodwill	365.0	353.2
Long-term marketable securities	47.2	51.0
Other assets	30.9	31.6

Total assets	$2,147.1	$2,132.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$203.7	$203.7
Accounts payable	127.2	130.6
Accrued expenses and other current liabilities	104.8	110.5

Total current liabilities	435.7	444.8
Long-term debt, less current portion	385.0	385.9
Deferred income taxes	45.4	34.6
Other liabilities	45.4	45.6

Total liabilities	911.5	910.9
Commitments and contingencies
Temporary equity - deferred stock units	3.7	3.2
Stockholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	1,378.1	1,371.7
Accumulated deficit	(99.5)	(116.6)
Accumulated other comprehensive loss	(20.3)	(10.0)
Less treasury stock (at cost)	(27.7)	(27.9)

Total stockholders’ equity	1,231.9	1,218.5

Total liabilities, temporary equity and stockholders’ equity	$2,147.1	$2,132.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007

Total revenue	$406.3	$402.6
Cost of sales	283.8	291.1

Gross margin	122.5	111.5

Gross margin %	30.2%	27.7%

Operating expenses:
Research and development	29.8	26.9
Selling, general and administrative	60.1	57.2
Amortization of acquisition-related intangibles	5.6	6.8
Restructuring and impairments	0.2	0.6
Purchased in-process research and development	—	3.7

Total operating expenses	95.7	95.2

Operating income	26.8	16.3

Other expense, net	5.2	4.7

Income before income taxes	21.6	11.6

Provision for income taxes	4.5	5.3

Net income	$17.1	$6.3

Net income per common share:
Basic	$0.14	$0.05

Diluted	$0.14	$0.05

Weighted average common shares:
Basic	124.4	123.4

Diluted	125.1	125.7

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Net income	$17.1	$6.3
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(7.5)	(0.3)
Net amount reclassified to earnings for hedging	0.9	—
Net change associated with unrealized holding loss on marketable securities and investments	(3.6)	—
Net change associated with pension transactions	(0.1)	—

Comprehensive income	$6.8	$6.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net income	$17.1	$6.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33.1	32.0
Non-cash stock-based compensation expense	6.9	6.1
Non-cash financing expense	0.4	0.4
Deferred income taxes, net	1.4	(4.4)
Purchased in-process research and development	—	3.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(11.8)	0.4
Inventories	(5.6)	6.1
Other current assets	12.8	4.3
Current liabilities	(15.7)	(41.8)
Other assets and liabilities, net	(0.2)	10.9

Cash provided by operating activities	38.4	24.0

Cash flows from investing activities:
Purchase of marketable securities	(3.5)	(79.1)
Sale of marketable securities	5.0	28.2
Maturity of marketable securities	0.1	0.1
Capital expenditures	(30.7)	(16.7)
Proceeds from sale of property, plant and equipment	0.1	—
Purchase of molds and tooling	(0.4)	(0.5)
Acquisitions and divestitures, net of cash acquired	—	(171.8)

Cash used in investing activities	(29.4)	(239.8)

Cash flows from financing activities:
Repayment of long-term debt	(0.9)	(0.9)
Proceeds from issuance of common stock and from exercise of stock options, net	1.9	13.6
Purchase of treasury stock	(2.0)	(6.5)

Cash provided by (used in) financing activities	(1.0)	6.2

Net change in cash and cash equivalents	8.0	(209.6)
Cash and cash equivalents at beginning of period	409.0	525.2

Cash and cash equivalents at end of period	$417.0	$315.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 30, 2007. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. During the first quarter of 2008, the company recorded approximately $1.9 million of adjustments to previously recorded estimates which increased gross margin by approximately $0.8 million and reduced selling, general and administrative expense by approximately $1.1 million. The cumulative effect of these adjustments is deemed immaterial. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 30, 2007. Certain amounts for prior periods have been reclassified to conform to the current presentation. The company’s results for the three months ended March 30, 2008 and April 1, 2007 consist of 13 weeks. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

Note 2 – Financial Statement Details

	March 30, 2008	December 30, 2007
	(In millions)
Inventories, net
Raw materials	$33.5	$34.6
Work in process	136.6	131.5
Finished goods	79.2	77.4

	$249.3	$243.5

	March 30, 2008	December 30, 2007
	(In millions)
Property, plant and equipment
Land and improvements	$24.1	$24.7
Buildings and improvements	321.6	319.0
Machinery and equipment	1,482.0	1,465.8
Construction in progress	70.7	68.3

Total property, plant and equipment	1,898.4	1,877.8
Less accumulated depreciation	1,219.3	1,201.8

	$679.1	$676.0

	March 30, 2008	December 30, 2007
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$45.6	$47.6
Accrued interest	10.3	8.4
Income taxes payable	8.9	11.2
Restructuring	1.9	3.2
Reserve for potential litigation outcomes	1.0	1.0
Other	37.1	39.1

	$104.8	$110.5

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

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In millions, except per share data)
Basic:
Net income	$17.1	$6.3

Weighted average shares outstanding	124.4	123.4

Net income per share	$0.14	$0.05

Diluted:
Net income	$17.1	$6.3

Basic weighted average shares outstanding	124.4	123.4
Assumed exercise of common stock equivalents	0.7	2.3

Diluted weighted average common and common equivalent shares	125.1	125.7

Net income per share	$0.14	$0.05

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	19.7	16.6

In addition, the computation of diluted earnings per share did not include the assumed conversion of the 5% Convertible Senior Subordinated Notes because the effect would have been anti-dilutive. As a result, $2.8 million of interest expense was not added back to the numerator for the three months ended March 30, 2008 and April 1, 2007. Potential common shares of 6.7 million were not included in the denominator for all periods presented.

Note 4 – Supplemental Cash Flow Information

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In millions)
Cash paid for:
Income taxes	$4.0	$6.6

Interest	$6.8	$6.8

Note 5 – Financial Instruments

Fair Value of Financial Instruments. On January 1, 2008, the company partially adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. In accordance with FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement 157, the company has deferred the adoption of SFAS 157 for nonfinancial assets and liabilities including intangible assets, reporting units measured at fair value in the first step of a goodwill impairment test, and asset retirement obligations. The company will fully adopt SFAS 157 on the first day of fiscal year 2009. In accordance with SFAS 157, the company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted market price for identical instruments traded in active markets.

•

Level 2 – Valuation is based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. Valuation techniques include use of discounted cash flow models and similar techniques.

Derivatives. The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with SFAS 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the fair value of these hedges is recorded on the balance sheet. All of the company’s derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the company measures fair value using prices obtained from the counterparties with whom the company has traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, the company classifies these derivatives as Level 2.

The following table presents the balances of liabilities measured at fair value on a recurring basis as of March 30, 2008.

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives	$(4.6)	$—	$(4.6)	$—
Interest Rate Swap	(6.9)	—	(6.9)	—

	$(11.5)	$—	$(11.5)	$—

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement 133, did not have a material impact on earnings for the three months ended March 30, 2008 and April 1, 2007. No cash flow hedges were derecognized or discontinued for the three months ended March 30, 2008 and April 1, 2007.

Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that the entire $4.4 million of net unrealized derivative losses included in OCI will be reclassified into earnings within the next twelve months.

Interest Rate Derivatives. The company’s variable-rate debt exposes the company to variability in interest payments due to changes in interest rates. The company uses a forward interest rate swap to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt.

Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and there was no ineffectiveness as of March 30, 2008.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. There is currently $6.9 million of unrealized losses included in OCI. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

Note 6 – Marketable Securities

The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. government securities and auction rate securities.

All of the company’s marketable securities are classified as available-for-sale. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are recorded at fair value with unrealized gains and losses included as a component of OCI within stockholders’ equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of March 30, 2008.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.8	$0.8
Due after one year through three years	0.3	0.3
Due after three years through ten years	1.1	1.2
Due after ten years	51.8	45.8

	$54.0	$48.1

The fair value of marketable securities are based on quoted market prices at the date of measurement, except for auction rate securities. The fair values of auction rate securities are based on market prices provided by the company’s brokers. The brokers have indicated to the company that they calculate the fair value of the securities on an individual basis by applying valuation methodology based on a present value of future cash flows model.

Under SFAS 157, the company groups marketable securities at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions to determine fair value. (See Note 5 for further discussion of the fair value hierarchy under SFAS 157.)

Level 1 securities include those traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency backed securities that are traded by dealers or brokers in active over the counter markets. The company has no securities classified as Level 2. Securities classified as Level 3 are auction rate securities.

The following table presents the balances of assets measured at fair value on a recurring basis as of March 30, 2008.

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Marketable securities	$2.9	$2.9	$—	$—
Auction rate securities	45.2	—	—	45.2

	$48.1	$2.9	$—	$45.2

The following table summarizes the changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 30, 2008.

Auction Rate Securities
(In millions)
Balance at beginning of period	$48.8
Total realized and unrealized gains (losses)	—
Included in earnings	—
Included in OCI	(3.6)
Purchases, issuances and settlements	—

Balance at end of period	$45.2

In 2007, the company experienced unrealized losses on its investments in auction rate securities primarily caused by reset failures related to disruptions in the credit market, as there were more sellers than buyers of our auction rate securities. During the first quarter of 2008, the company incurred additional unrealized losses on these investments. The company views other-than-temporary impairments as being tied to two types of risk, liquidity risk and credit risk. Liquidity risk arises from situations in which a party interested in trading an asset is unable to find a buyer for that asset. The current market conditions cause the company to place more emphasis on liquidity risk in assessing the temporary nature of unrealized loss positions in its auction rate securities. The company currently has the ability and intent to hold these investments until there is a full recovery of the fair value, which may be maturity. The company believes the liquidity issues in the credit market will stabilize and the company will be able to realize the full value of its investments. The company must also consider credit risk associated with its investments in auction rate securities to determine if there is any other-than-temporary impairment. Currently all of the auction rate securities held by the company are AAA rated by Moody’s and Standard and Poor’s and have not experienced any rating downgrades. The company believes that as long as the issuers of the securities continue to perform without loss or have present upside potential or structure enhancements to offset losses, any impact on the fair market value of the investments are only temporary. As a result, the company does not consider these investments to be other-than-temporarily impaired at March 30, 2008.

Note 7 – Segment Information

Effective December 31, 2007 (first day of fiscal year 2008), the company realigned its operating segments and management structure and, accordingly, its segment reporting. The realignment corresponds with the way the company manages the business and was designed to improve end-market intimacy and segment focus in order to accelerate growth within key end markets. The company is currently organized into three reportable segments: Mobile, Computing, Consumer and Communications (MCCC), Power Conversion, Industrial and Automotive (PCIA) and Standard Products. MCCC includes low voltage, high power solutions, mobile power solutions, signal conditioning, switches and interface products. PCIA includes high voltage, automotive and power conversion products. The Standard Products group, which did not change, includes optoelectronics, standard linear, logic, standard diode and transistors and foundry products.

Historical amounts in the table below have been reclassified to align with these new operating segments. The following table presents selected operating segment financial information for the three months ended March 30, 2008 and April 1, 2007.

	Three Months Ended
	March 30, 2008	April 1, 2007
	(In millions)
Revenue and operating income (loss):
MCCC
Total revenue	$163.4	$141.1
Operating income	18.2	10.7

PCIA
Total revenue	149.8	165.8
Operating income	8.3	5.8

SPG
Total revenue	93.1	95.7
Operating income	7.4	6.5

Other
Operating loss (1)	(7.1)	(6.7)

Total consolidated
Total revenue	$406.3	$402.6
Operating income	$26.8	$16.3

(1)	The three months ended March 30, 2008 includes $6.9 million of stock-based compensation expense and $0.2 million of restructuring and impairments expense. The three months ended April 1, 2007 includes $6.1 million of stock-based compensation expense and $0.6 million of restructuring and impairment expense.

Note 8 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of March 30, 2008		As of December 30, 2007
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2 -15 years	$237.6	$(147.7)	$237.6	$(143.2)
Customer base	8 -10 years	81.6	(58.8)	81.6	(58.1)
Core technology	10 years	3.9	(0.4)	3.9	(0.3)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(0.4)	1.0	(0.3)
Process technology	5 years	1.6	(0.4)	1.6	(0.3)
Patents	4 years	5.4	(5.3)	5.4	(5.3)
Trademarks and tradenames	1 year	25.2	(25.2)	25.2	(25.1)

Subtotal		386.7	(268.6)	386.7	(263.0)
Goodwill		365.0	—	353.2	—

Total		$751.7	$(268.6)	$739.9	$(263.0)

Due to a realignment of our SFAS 131, Disclosures about Segments of an Enterprise and Related Information, segment reporting, our new identified reporting units that carry goodwill include MCCC, PCIA and Standard Products. The following table presents the carrying amount of goodwill by reporting unit.

	Mobile, Computing, Consumer & Communications	Power Conversion, Industrial & Automotive	Standard Products	Total
	(In millions)
Balance as of March 30, 2008	$161.7	$148.8	$54.5	$365.0
Balance as of December 30, 2007	$161.7	$137.0	$54.5	$353.2

During the three months ended March 30, 2008, goodwill increased $11.8 million, related to purchase accounting entries for the acquisition of System General Corporation (System General), the total of which was assigned to the PCIA group. The purchase price allocation for the acquisition of System General is complete.

The following table presents the estimated amortization expense for intangible assets for the remainder of 2008 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2008	$16.5
2009	22.0
2010	21.9
2011	17.6
2012	15.4
2013	13.0

Note 9 – Restructuring and Impairments

During the three months ended March 30, 2008, the company recorded restructuring and impairment charges, net of releases, of $0.2 million. The charges included $0.3 million of employee separation costs and $0.1 million in reserve releases both associated with the 2007 Infrastructure Realignment Program. During the three months ended April 1, 2007, the company recorded $0.6 million in employee separation costs associated with the 2006 Infrastructure Realignment Program.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the three months ended March 30, 2008 (in millions).

	Accrual Balance at 12/30/2007	New Charges	Cash Paid	Reserve Release	Accrual Balance at 3/30/2008
2007 Infrastructure Realignment Program:
Employee Separation Costs	$3.2	$0.3	$(1.5)	$(0.1)	$1.9

	$3.2	$0.3	$(1.5)	$(0.1)	$1.9

The company expects to complete payment of substantially all of the above restructuring accruals by the third quarter of 2008.

Note 10 – Contingencies

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

Patent Litigation with Power Integrations, Inc. On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. Power Integrations alleges that certain of the company’s pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing the company from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. The company has analyzed the Power Integrations patents in light of the company’s products and, based on that analysis, does not believe the company’s products violate Power Integrations’ patents. Accordingly, the company is vigorously contesting this lawsuit. The company has also petitioned the U.S. patent office for reexamination of the four patents being asserted, and as a consequence the U.S. patent office has initiated re-examination proceedings on all four patents. The trial in the case has been divided into three phases. The first phase, held in October 2006, was on infringement, the willfulness of any infringement, and damages. On October 10, 2006, a jury returned a verdict finding that 33 of the company’s PWM products infringe one or more of seven claims of the four patents being asserted. The jury also found that the company’s infringement was willful, and assessed damages against the company of approximately $34 million. That verdict remains subject to the company’s appeal. The second phase of the trial, held in September 2007 before a different jury, was on the validity of the Power Integrations patents being asserted. On September 21, 2007 a jury returned a verdict in the second phase, finding that the four Power Integrations patents asserted in the lawsuit are valid. The third phase of the trial covers the enforceability of the patents. The third phase began on September 21, 2007 and is still pending before the court. Rulings from the enforceability phase of the litigation may overturn parts of the jury verdict on the second phase.

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

In a separate action, the company’s wholly owned subsidiary, System General Corporation, is a defendant in a patent infringement lawsuit in the U.S. District Court for the Northern District of California. System General had appealed to the U.S. Court of Appeals for the Federal Circuit on the outcome of proceedings before the U.S. International Trade Commission (ITC) involving allegations of patent infringement. The ITC order banned some System General parts, and downstream products incorporating the System General parts, from being imported into the United States. Both the ITC proceeding and the lawsuit were initiated by Power Integrations. The district court action was stayed at least until the appeals court issues its decision on System General’s appeal of the ITC’s final determination. On November 20, 2007, the appeals court affirmed the ITC’s decision. Some System General products were specifically carved out of the ITC’s U.S. import ban, and System General has fully replaced the banned products with replacement products not covered by the ITC ban. There has been no activity in the district court action since the appeals court decision. The company has petitioned the U.S. patent office for reexamination of the four patents involved, and as a consequence the U.S. patent office has initiated re-examination proceedings on all four patents. As in all litigation, it is difficult to predict the result of the district court action and no assurance can be given as to the outcome of this lawsuit. Should the company ultimately lose the lawsuit, such result could have an adverse impact on the company’s ability to sell products found to be infringing, either directly or indirectly in the U.S.

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

The company has analyzed the potential litigation outcomes from all the above mentioned claims in accordance with SFAS 5, Accounting for Contingencies. While the exact amount of these losses is not known, the company has recorded a charge for potential litigation outcomes in the Consolidated Statement of Operations, based upon the company’s assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of March 30, 2008 the company’s balance for potential litigation outcomes was $11.0 million. If the company continues to receive additional claims, if more of these claims proceed to litigation or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur liabilities in excess of the current reserves.

From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on the company’s business, financial condition, results of operations or cash flows.

Note 11 – Condensed Consolidating Financial Statements

The company operates through its wholly owned subsidiary Fairchild Semiconductor Corporation and other indirect wholly owned subsidiaries. Fairchild Semiconductor International, Inc. and certain of Fairchild Semiconductor Corporation’s subsidiaries are guarantors under the company’s senior credit facility and Fairchild Semiconductor Corporation’s 5% Convertible Senior Subordinated Notes. These guarantees are joint and several. Accordingly, presented below are condensed consolidating balance sheets of Fairchild Semiconductor International, Inc. as of March 30, 2008 and December 30, 2007 and related condensed consolidating statements of operations for the three months ended March 30, 2008 and April 1, 2007 and condensed consolidating statements of cash flows for the three months ended March 30, 2008 and April 1, 2007.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

	March 30, 2008
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$222.1	$—	$194.9	$—	$417.0
Short-term marketable securities	—	0.2	—	0.7	—	0.9
Accounts receivable, net	—	15.8	—	175.0	—	190.8
Inventories	—	53.1	0.3	195.9	—	249.3
Deferred income taxes, net	—	—	—	10.2	—	10.2
Other current assets	—	13.8	—	16.0	—	29.8

Total current assets	—	305.0	0.3	592.7	—	898.0
Property, plant and equipment, net	—	256.5	1.0	421.6	—	679.1
Deferred income taxes	—	4.1	—	4.7	—	8.8
Intangible assets, net	—	18.3	9.2	90.6	—	118.1
Goodwill	—	167.7	61.7	135.6	—	365.0
Long-term marketable securities	—	47.2	—	—	—	47.2
Investment in subsidiary	1,235.6	1,163.5	439.6	221.7	(3,060.4)	—
Other assets	—	12.5	0.9	17.5	—	30.9

Total assets	$1,235.6	$1,974.8	$512.7	$1,484.4	$(3,060.4)	$2,147.1

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$203.7	$—	$—	$—	$203.7
Accounts payable	—	33.3	0.5	93.4	—	127.2
Accrued expenses and other current liabilities	—	55.0	1.5	48.3	—	104.8

Total current liabilities	—	292.0	2.0	141.7	—	435.7
Long-term debt, less current portion	—	385.0	—	—	—	385.0
Net intercompany (receivable) payable	—	35.0	(222.6)	187.6	—	—
Deferred income taxes	—	30.6	—	14.8	—	45.4
Other liabilities	—	13.8	—	31.6	—	45.4

Total liabilities	—	756.4	(220.6)	375.7	—	911.5

Commitments and contingencies
Temporary equity - deferred stock units	3.7	—	—	—	—	3.7
Stockholders’ equity:
Common stock	1.3	—	—	—	—	1.3
Additional paid-in capital	1,378.1	—	—	—	—	1,378.1
Retained earnings (accumulated deficit)	(99.5)	1,235.6	733.3	1,111.8	(3,080.7)	(99.5)
Accumulated other comprehensive loss	(20.3)	(17.2)	—	(3.1)	20.3	(20.3)
Less treasury stock (at cost)	(27.7)	—	—	—	—	(27.7)

Total stockholders’ equity	1,231.9	1,218.4	733.3	1,108.7	(3,060.4)	1,231.9

Total liabilities, temporary equity and stockholders’ equity	$1,235.6	$1,974.8	$512.7	$1,484.4	$(3,060.4)	$2,147.1

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 30, 2008
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$145.2	$0.1	$773.7	$(512.7)	$406.3
Cost of sales	—	120.6	0.2	675.7	(512.7)	283.8

Gross margin	—	24.6	(0.1)	98.0	—	122.5

Operating expenses:
Research and development	—	16.0	2.5	11.3	—	29.8
Selling, general and administrative	—	32.9	1.1	26.1	—	60.1
Amortization of acquisition-related intangibles	—	1.4	0.5	3.7	—	5.6
Restructuring and impairments	—	—	—	0.2	—	0.2

Total operating expenses	—	50.3	4.1	41.3	—	95.7

Operating income (loss)	—	(25.7)	(4.2)	56.7	—	26.8
Other (income) expense, net	—	7.6	—	(2.4)	—	5.2
Equity in subsidiary (income) loss	(17.1)	(49.7)	0.5	—	66.3	—

Income (loss) before income taxes	17.1	16.4	(4.7)	59.1	(66.3)	21.6
Provision (benefit) for income taxes	—	(0.7)	—	5.2	—	4.5

Net income (loss)	$17.1	$17.1	$(4.7)	$53.9	$(66.3)	$17.1

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 30, 2008
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Cash flows provided by (used in) operating activities:	$—	$101.5	$—	$(63.1)	$38.4

Cash flows from investing activities:
Purchase of marketable securities	—	(0.1)	—	(3.4)	(3.5)
Sale of marketable securities	—	0.3	—	4.7	5.0
Maturity of marketable securities	—	0.1	—	—	0.1
Capital expenditures	—	(10.7)	—	(20.0)	(30.7)
Proceeds from sale of property, plant and equipment	—	—	—	0.1	0.1
Purchase of molds and tooling	—	—	—	(0.4)	(0.4)
Investment (in) from affiliate	0.1	(0.1)	—	—	—

Cash provided by (used in) investing activities	0.1	(10.5)	—	(19.0)	(29.4)

Cash flows from financing activities:
Repayment of long-term debt	—	(0.9)	—	—	(0.9)
Proceeds from issuance of common stock and from exercise of stock options, net	1.9	—	—	—	1.9
Purchase of treasury stock	(2.0)	—	—	—	(2.0)

Cash used in financing activities	(0.1)	(0.9)	—	—	(1.0)

Net change in cash and cash equivalents	—	90.1	—	(82.1)	8.0
Cash and cash equivalents at beginning of period	—	132.0	—	277.0	409.0

Cash and cash equivalents at end of period	$—	$222.1	$—	$194.9	$417.0

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$1.1	$—	$2.9	$4.0

Interest	$—	$6.8	$—	$—	$6.8

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 30, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$132.0	$—	$277.0	$—	$409.0
Short-term marketable securities	—	0.2	—	1.9	—	2.1
Accounts receivable, net	—	14.0	0.1	164.9	—	179.0
Inventories	—	41.5	0.2	201.8	—	243.5
Deferred income taxes, net	—	—	—	9.2	—	9.2
Other current assets	—	14.6	—	28.1	—	42.7

Total current assets	—	202.3	0.3	682.9	—	885.5
Property, plant and equipment, net	—	257.1	1.0	417.9	—	676.0
Deferred income taxes	—	3.9	—	7.7	—	11.6
Intangible assets, net	—	19.8	9.7	94.2	—	123.7
Goodwill	—	167.7	61.7	123.8	—	353.2
Long-term marketable securities	—	51.0	—	—	—	51.0
Investment in subsidiary	1,221.7	1,191.7	447.4	221.6	(3,082.4)	—
Other assets	—	13.6	0.9	17.1	—	31.6

Total assets	$1,221.7	$1,907.1	$521.0	$1,565.2	$(3,082.4)	$2,132.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$203.7	$—	$—	$—	$203.7
Accounts payable	—	35.2	0.4	95.0	—	130.6
Accrued expenses and other current liabilities	—	51.1	1.7	57.7	—	110.5

Total current liabilities	—	290.0	2.1	152.7	—	444.8
Long-term debt, less current portion	—	385.9	—	—	—	385.9
Net intercompany (receivable) payable	—	(26.2)	(226.2)	252.4	—	—
Deferred income taxes	—	29.1	—	5.5	—	34.6
Other liabilities	—	13.6	—	32.0	—	45.6

Total liabilities	—	692.4	(224.1)	442.6	—	910.9

Commitments and contingencies
Temporary equity - deferred stock units	3.2	—	—	—	—	3.2
Stockholders’ equity:
Common stock	1.3	—	—	—	—	1.3
Additional paid-in capital	1,371.7	—	—	—	—	1,371.7
Retained earnings (accumulated deficit)	(116.6)	1,221.7	745.1	1,125.6	(3,092.4)	(116.6)
Accumulated other comprehensive loss	(10.0)	(7.0)	—	(3.0)	10.0	(10.0)
Less treasury stock (at cost)	(27.9)	—	—	—	—	(27.9)

Total stockholders’ equity	1,218.5	1,214.7	745.1	1,122.6	(3,082.4)	1,218.5

Total liabilities, temporary equity and stockholders’ equity	$1,221.7	$1,907.1	$521.0	$1,565.2	$(3,082.4)	$2,132.6

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended April 1, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Total revenue	$—	$131.3	$0.4	$741.5	$(470.6)	$402.6
Cost of sales	—	116.8	1.4	643.5	(470.6)	291.1

Gross margin	—	14.5	(1.0)	98.0	—	111.5

Operating expenses:
Research and development	—	14.9	3.3	8.7	—	26.9
Selling, general and administrative	—	35.2	1.4	20.6	—	57.2
Amortization of acquisition-related intangibles	—	1.4	0.5	4.9	—	6.8
Restructuring and impairments	—	0.6	—	—	—	0.6
Purchased in-process research & development	—	—	—	3.7	—	3.7

Total operating expenses	—	52.1	5.2	37.9	—	95.2

Operating income (loss)	—	(37.6)	(6.2)	60.1	—	16.3

Other (income) expense, net	—	6.9	—	(2.2)	—	4.7
Equity in subsidiary (income) loss	(6.3)	(53.2)	3.7	—	55.8	—

Income (loss) before income taxes	6.3	8.7	(9.9)	62.3	(55.8)	11.6

Provision for income taxes	—	2.4	—	2.9	—	5.3

Net income (loss)	$6.3	$6.3	$(9.9)	$59.4	$(55.8)	$6.3

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended April 1, 2007
	Unconsolidated Fairchild Semiconductor International, Inc.	Unconsolidated Fairchild Semiconductor Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Fairchild Semiconductor International, Inc.
	(In millions)
Cash flows provided by (used in) operating activities:	$—	$(58.8)	$—	$82.8	$24.0

Investing activities:
Purchase of marketable securities	—	(75.4)	—	(3.7)	(79.1)
Sale of marketable securities	—	25.0	—	3.2	28.2
Maturity of marketable securities	—	0.1	—	—	0.1
Capital expenditures	—	(6.4)	—	(10.3)	(16.7)
Purchase of molds and tooling	—	—	—	(0.5)	(0.5)
Acquisitions and divestitures, net of cash	—	(171.8)	—	—	(171.8)
Investment (in) from affiliate	(7.1)	7.1	—	—	—

Cash used in investing activities	(7.1)	(221.4)	—	(11.3)	(239.8)

Financing activities:
Repayment of long-term debt	—	(0.9)	—	—	(0.9)
Proceeds from issuance of common stock and from exercise of stock options, net	13.6	—	—	—	13.6
Purchase of treasury stock	(6.5)	—	—	—	(6.5)

Cash provided by (used in) financing activities	7.1	(0.9)	—	—	6.2

Net change in cash and cash equivalents	—	(281.1)	—	71.5	(209.6)
Cash and cash equivalents at beginning of period	—	362.3	—	162.9	525.2

Cash and cash equivalents at end of period	$—	$81.2	$—	$234.4	$315.6

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$—	$0.1	$—	$6.5	$6.6

Interest	$—	$6.8	$—	$—	$6.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

Overview

Our primary business goal for 2008 is to continue our focus on new product development and new business opportunities. The development of new products will increase our mix of more proprietary, higher margin products as we continue to deemphasize outdated, lower margin products. Our focus is to be the supplier of choice that profitably solves important power management and signal path problems for our customers. We are working to develop innovative power conversion and switching solutions that meet the highest efficiency standards. We expect to reduce packaging costs in 2008 as we continue an insourcing program we began in 2007. We continue to manage our production output to match end market demand through control of our inventory. This includes our target of keeping our distribution inventory on hand at 11 weeks, plus or minus a week. At the end of the first quarter of 2008, distribution inventory on hand was less than 12 weeks, within our acceptable level. We also continue to manage our internal inventories, with a target range of 10 weeks of internal inventory, plus or minus a week. Our internal inventory was slightly above the target range at the end of the first quarter of 2008. By actively managing inventories we reduce the impact that inventory corrections can have on our shipments and revenues.

Effective for the first quarter of 2008, we have realigned our operating segments and management structure and, accordingly, our segment reporting. The realignment corresponds with the way we manage the business and was designed to improve end-market intimacy and segment focus in order to accelerate growth within key end markets. The new structure will allow us to better leverage our product and market knowledge to provide customers a more comprehensive set of power management and analog solutions. The new segments are Mobile, Computing, Consumer and Communications (MCCC), Power Conversion, Industrial and Automotive (PCIA) and Standard Products, which did not change. All segment reporting within management’s discussion and analysis has been restated to reflect this change.

MCCC’s main focus is to supply the mobile, computing, consumer and communication end market segments with innovative power and signal path solutions including our industry leading low voltage MOSFETs and analog switches. In our low voltage product line, we seek to deliver exceptional product performance by optimizing silicon processes to satisfy specific application requirements for our customers. This enables us to deliver solutions with greater energy efficiency than is commonly available. We expect a steady acceleration of new product sales especially for solutions targeted to the handset and ultraportable market.

PCIA’s focus is to capitalize on the growing demand for greater energy efficiency in power supplies, battery chargers, and automobiles. We are a leader in power factor correction, low standby power consumption designs and innovative switching techniques that enable greater efficiency under load. Improving the efficiency of our customers’ products is vital to meeting new energy efficiency regulations. Effectively managing the power conversion and initial voltage regulation in power supplies is one of the greatest opportunities we have to improve overall system efficiency. We believe the growing global focus on energy efficiency will continue to drive strong growth in this product line.

The Standard Products Group remains unchanged in its mission to profitably manage its business for superior cash flow and return on assets. We continue to follow an “asset-light” investment strategy for many of our standard products, which typically have lower gross margins and lower or negative long-term sales growth potential. Through this strategy we are gradually transferring the manufacturing of some of these mature products to third-party subcontractors, where appropriate, thereby allowing our own manufacturing facilities to focus on building higher growth, higher margin and more proprietary products. This strategy should improve return on invested capital by minimizing the operating expenses required to support the business. We believe that by following this long term “asset-light” approach for mature products, we will improve our return on invested capital and reduce our exposure to falling prices on commodity products during industry downturns.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended
	March 30, 2008		April 1, 2007
	(Dollars in millions)
Total revenue	$406.3	100.0%	$402.6	100.0%
Gross margin	122.5	30.2%	111.5	27.7%

Operating expenses:
Research and development	29.8	7.3%	26.9	6.7%
Selling, general and administrative	60.1	14.8%	57.2	14.2%
Amortization of acquisition-related intangibles	5.6	1.4%	6.8	1.7%
Restructuring and impairments	0.2	0.0%	0.6	0.1%
Purchased in-process research and development	—	0.0%	3.7	0.9%

Total operating expenses	95.7	23.6%	95.2	23.6%

Operating income	26.8	6.6%	16.3	4.0%

Other expense, net	5.2	1.3%	4.7	1.2%

Income before income taxes	21.6	5.3%	11.6	2.9%

Provision for income taxes	4.5	1.1%	5.3	1.3%

Net income	$17.1	4.2%	$6.3	1.6%

Total Revenue. Total revenue in the first quarter of 2008 increased $3.7 million, or approximately 1%, as compared to the same period in 2007. Included in the increase is approximately $1.4 million of additional revenue resulting from a full quarter of revenue related to the acquisition of System General as compared to a partial quarter of revenue in the first quarter of 2007.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three months ended March 30, 2008 and April 1, 2007.

	Three Months Ended
	March 30, 2008	April 1, 2007
United States	8%	9%
Other Americas	3	3
Europe	14	14
China	27	27
Taiwan	21	20
Korea	14	13
Other Asia/Pacific	13	14

Total	100%	100%

Gross Margin. Gross margin as a percentage of revenue increased 2.5% in the first quarter of 2008, as compared to the same period in 2007. The increase in gross margin is due to improved product mix and lower inventory obsolescence costs, offset by higher cost of raw materials and unfavorable foreign currency trends. In addition, gross margin in the first quarter of 2007 included a $3.7 million purchase accounting charge related to the System General acquisition. The charge was an incremental expense for the recognition of the step-up of inventory to fair market value at the acquisition date.

Operating Expenses. Research and development (R&D) and Selling, general and administrative (SG&A) expenses increased in the first quarter of 2008, as compared to the same period in 2007. R&D increased due to spending for new product development as well as investments in manufacturing cost reduction programs. SG&A expenses increased due to an increase of approximately $1.5 million in equity compensation expense primarily as a result of certain contractual agreements regarding retirement eligibility being met. In addition, spending on field application engineering increased approximately $0.7 million.

The decrease in amortization of acquisition-related intangibles during the first quarter of 2008 is due to certain intangibles becoming fully amortized. The decrease was partially offset by an increase of approximately $0.5 million in amortization expense due to a full quarter of expense related to the System general acquisition as compared to a partial quarter of expense in the first quarter of 2007.

Restructuring and Impairments. During the three months ended March 30, 2008, we recorded restructuring and impairment charges, net of releases, of $0.2 million. The charges included $0.3 million of employee separation costs and $0.1 million in reserve releases both associated with the 2007 Infrastructure Realignment Program. During the three months ended April 1, 2007, we recorded $0.6 million in employee separation costs associated with the 2006 Infrastructure Realignment Program.

The 2007 Infrastructure Realignment Program is expected to be substantially complete by the third quarter of 2008 and impacts approximately 97 manufacturing and non-manufacturing personnel. We anticipate annual cost savings associated with the employee separation costs of approximately $4.8 million beginning in the first quarter of 2008 and with an additional $1.2 million of annual cost savings beginning in the second quarter of 2008. In addition, we expect depreciation cost savings of $0.8 million related to the asset impairment charges.

Purchased In-Process Research and Development (IPR&D). In the first quarter of 2007, we recorded $3.7 million of IPR&D as a result of the acquisition of System General.

Other Expense, net.

The following table presents a summary of Other expense, net for the three months ended March 30, 2008 and April 1, 2007.

	Three Months Ended
	March 30, 2008	April 1, 2007

	(In millions)
Interest expense	$9.3	$9.7
Interest income	(4.2)	(5.1)
Other (income) expense, net	0.1	0.1

Other expense, net	$5.2	$4.7

Interest expense. Interest expense in the first quarter of 2008 decreased $0.4 million, as compared to the same period in 2007, due to lower interest rates on outstanding debt.

Interest income. Interest income in the first quarter of 2008 decreased $0.9 million, as compared to the same period in 2007, as a result of lower invested balances in marketable securities and lower rates of return earned on both cash and marketable securities.

Income Taxes. Income taxes for the first quarter of 2008 were $4.5 million on income before taxes of $21.6 million as compared to income taxes of $5.3 million on income before taxes of $11.6 million for the comparable period in 2007. The effective tax rate for the first three months of 2008 was 20.8%, compared to 45.7% for the comparable period of 2007. The change in effective tax rate is primarily due to shifts of income among jurisdictions with differing tax rates, foreign currency revaluations of tax liabilities and the impact of the first quarter 2007 tax contingencies as a result of implementation of Financial Interpretation (FIN) 48. In the first quarter of 2008, the valuation allowance on our deferred tax assets was reduced by $6.9 million due to the utilization of certain tax assets. This reduction did not impact our results of operations.

In accordance with Accounting Principles Board (APB) Opinion 23, Accounting of Income Taxes – Special Areas, deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. After further analysis of our APB 23 position regarding the February 2007 acquisition of System General in Taiwan, a decision was made not to be permanently reinvested as the local laws incent companies to declare and distribute annual dividends. In addition, with the anticipated closing of one of our foreign operations, which ultimately will result in the repatriating of undistributed earnings, a decision was made not to be permanently reinvested at that site. For the quarter ending March 30, 2008, we recorded a deferred tax liability of $0.2 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Reportable Segments.

The following table presents comparative disclosures of revenue and gross margin of our reportable segments.

	Three Months Ended
	March 30, 2008				April 1, 2007
			Gross Margin %	Operating Income (loss)			Gross Margin %	Operating Income (loss)
	Revenue	% of total			Revenue	% of total
	(Dollars in millions)
MCCC	$163.4	40.2%	35.5%	$18.2	$141.1	35.0%	34.9%	$10.7
PCIA	149.8	36.9%	30.4%	8.3	165.8	41.2%	27.1%	5.8
Standard Products	93.1	22.9%	21.5%	7.4	95.7	23.8%	19.7%	6.5
Other (1)	—	0.0%	0.0%	(7.1)	—	0.0%	0.0%	(6.7)

Total	$406.3	100.0%	30.2%	$26.8	$402.6	100.0%	27.7%	$16.3

(1)	The three months ended March 30, 2008 includes $6.9 million stock-based compensation expense and $0.2 million of restructuring and impairments expense. The three months ended April 1, 2007 includes $6.1 million of stock-based compensation expense and $0.6 million of restructuring and impairment expense.

Mobile, Computing, Consumer and Communication. MCCC revenue increased approximately 16% in the first quarter of 2008, as compared to the same period in 2007. The overall increase in revenue during the first quarter of 2008 was driven by increases in unit volumes of 16%, while changes in average selling prices had no significant impact. The increase in unit volumes was driven by increased demand for signal path and low voltage products. Gross margin increased in the first quarter of 2008 mainly due to increased revenue, improved product mix and lower inventory obsolescence expense.

MCCC had operating income of $18.2 million in the first quarter of 2008, compared to $10.7 million for the comparable period in 2007. The increase in operating income was due to higher gross margin and relatively flat R&D, this was slightly offset by higher SG&A expenses due to increased legal costs associated with litigation. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized.

Power Conversion, Industrial and Automotive. PCIA revenue decreased approximately 10% in the first quarter of 2008, compared to the same period in 2007. In the first quarter of 2008, decreases in unit volumes contributed 7% to the revenue decline, while declines in average selling prices due to product mix and price contributed the remaining 3%. In addition, PCIA includes a full quarter of revenue related to the acquisition of System General as compared to six weeks of revenue in the first quarter of 2007. Revenue decreases were primarily driven by pricing pressure, increased competition and reduced demand in our high voltage and power conversion products. Gross margin increased in the first quarter of 2008 due mainly to a full quarter of gross margin related to the acquisition of System General as well as reduced manufacturing costs in automotive products, partially offset by unfavorable product mix for high voltage products and reserves for new rebate programs. In addition, gross margin in the first quarter of 2007 included a $3.7 million purchase accounting charge related to the System General acquisition. The charge was an incremental expense for the recognition of the step-up of inventory to fair market value at the acquisition date.

PCIA had operating income of $8.3 million in the first quarter of 2008, compared to $5.8 million for the comparable period in 2007. The increase in operating income was due to increased gross margin, offset by higher R&D expenses due to new product development. In addition, R&D increased as a result of a full quarter of expense related to the acquisition of System General as compared to a partial quarter of expense in the first quarter of 2007. SG&A expenses were relatively flat in the first quarter of 2008. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized; this was offset slightly by an increase due to a full quarter of expense related to the System General acquisition as compared to a partial quarter of expense in the first quarter of 2007.

Standard Products. Standard Products revenue decreased approximately 2% in the first quarter of 2008, as compared to the same period in 2007. The overall decrease in revenue during the first quarter of 2008 was driven by decreases in average selling prices of 2% due to product mix and price, while changes in unit volumes had no significant impact. Generally, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as we expect to experience faster growth in our MCCC & PCIA segments. While we anticipate revenue will continue to decline as a percentage of our total revenue, our strategy is to manage Standard Products more selectively, while maintaining or increasing our margins in this business. The increase in gross margin is primarily due to mix out activity of low margin products.

Standard Products had operating income of $7.4 million in the first quarter of 2008, compared to $6.5 million for the comparable period in 2007. The increase in operating income was due to higher gross margin as described above, partially offset by higher R&D due to investments in manufacturing cost reduction programs and new product introductions. In addition, general SG&A spending increased slightly. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized.

Liquidity and Capital Resources

We have a borrowing capacity of $100.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At March 30, 2008, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $78.5 million available under this senior credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $14.3 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

Our $200 million 5.0% Convertible Senior Subordinated Notes (Notes) are due November 1, 2008. We are currently evaluating payoff alternatives for the maturity of these Notes, including the use of cash and funds from our credit facility, including the uncommitted incremental term loan feature.

Our senior credit facility, which includes the $375.0 million term loan and the $100.0 million revolving line of credit, the indenture governing our 5% Convertible Senior Subordinated Notes, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At March 30, 2008, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. We had capital expenditures of $30.7 million in the first three months of 2008.

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

As of March 30, 2008, we had $13.5 million of unrecognized tax benefits, compared to approximately $13.8 million at December 30, 2007. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

As of March 30, 2008, our cash, cash equivalents and short-term and long-term marketable securities were $465.1 million, an increase of $3.0 million from December 30, 2007. As of March 30, 2008, $45.2 million of auction rate securities are included in long-term marketable securities. In 2007, the company experienced unrealized losses on its investments in auction rate securities primarily caused by reset failures related to disruptions in the credit market, as there were more sellers than buyers of our auction rate securities. During the first quarter of 2008, the company incurred additional unrealized losses on these investments. The company views other-than-temporary impairments as being tied to two types of risk, liquidity risk and credit risk. Liquidity risk arises from situations in which a party interested in trading an asset is unable to find a buyer for that asset. The company currently has the ability and intent to hold these investments until there is a full recovery of the fair value, which may be maturity. Contractual maturities for these investments exceed ten years. The company believes the liquidity issues in the credit market will stabilize and the company will be able to realize the full value of its investments. In addition, with regards to credit risk all of the auction rate securities held by the company are highly rated and have not experienced any rating downgrades. If the credit rating on these securities is downgraded, or we otherwise assess a triggering event of other-than-temporary impairment of these assets, we may be required to adjust the carrying value of these investments through an impairment charge in our financial statements.

During the first three months of 2008, our cash provided by operating activities was $38.4 million compared to $24.0 million in the comparable period of 2007. The following table presents a summary of net cash provided by operating activities during the first three months of 2008 and 2007.

	Three Months Ended
	March 30, 2008	April 1, 2007

	(In millions)
Net income	$17.1	$6.3
Depreciation and amortization	33.1	32.0
Non-cash stock-based compensation	6.9	6.1
Deferred income taxes, net	1.4	(4.4)
Purchased in-process research & development	—	3.7
Other, net	0.4	0.4
Change in other working capital accounts	(20.5)	(20.1)

Cash provided by operating activities	$38.4	$24.0

Cash provided by operating activities increased $14.4 million during the first three months of 2008 as compared to the same period of 2007. The increase was mainly due to an increase in net income during the first three months of 2008. Cash inflows and cash outflows related to changes in working capital accounts were relatively flat.

Cash used in investing activities during the first three months of 2008 totaled $29.4 million compared to $239.8 million for the comparable period of 2007. The decrease in the use of cash is primarily the result of the net cash payment of $179.8 million for the acquisition of System General in the first quarter of 2007. There was no comparable investment in 2008. In addition, there were fewer purchases of short term marketable securities and higher capital expenditures in 2008. Our capital expenditures as a percent of sales during the first three months of 2008 was 8% compared to 4% in the comparable period in 2007.

Cash used in financing activities totaled $1.0 million in the first three months of 2008 as compared to cash provided by operating activities of $6.2 million in the comparable period of 2007. The decrease was primarily due to proceeds received in 2007 from the purchase of stock by three executives of a subsidiary and their designees which was offset by an increase in cash paid for the purchase of treasury stock in 2007.

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

Forward Looking Statements

This quarterly report includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Risk Factors section. Among these factors are the following: changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of manufacturing capacity; the risk of production delays; the inability to attract and retain key management and other employees; risks related to warranty and product liability claims; risks inherent in doing business internationally; changes in tax regulations or the migration of profits from low tax jurisdictions to higher tax jurisdictions; availability and cost of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

Policy on Business Outlook Disclosure and Quiet Periods

It is our current policy to update our business outlook near the beginning of each quarter, within the press release that announces the previous quarter’s results. The business outlook below is consistent with the business outlook included in our April 17, 2008 press release announcing first quarter results. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the business outlook is not updated to reflect management’s current expectations. The quiet period for the second quarter of 2008 will be from June 14, 2008 until July 17, 2008 when we plan to release our second quarter results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations for the quarter in question.

Outlook

We expect our second quarter 2008 revenue to be flat to up 3% in response to higher demand. At the start of the second quarter of 2008, we had approximately 89% of our sales guidance booked and scheduled to ship. We expect gross margin to decrease approximately 75 to 125 basis points sequentially due to the delayed impact of lower factory starts in the first quarter of 2008. We expect R&D and SG&A expenses to be approximately $89 to $91 million and net interest and other expenses to be about $5.5 million in the second quarter of 2008.

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of the fiscal year that begins after November 15, 2007. The company did not elect to measure any items at fair value under the guidance in SFAS 159.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51. This statement amends Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We have yet to determine the impact, if any, of SFAS 160 on our consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 will impact disclosures only and will not have an impact on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International’s annual report on Form 10-K for the year ended December 30, 2007 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 51 of the Form 10-K. There were no material changes in the information we provided in our Form 10-K during the period covered by this Quarterly Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of March 30, 2008, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first three months of 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Patent Litigation with Power Integrations, Inc. On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. Power Integrations alleges that certain of our pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. We have analyzed the Power Integrations patents in light of our products and, based on that analysis, do not believe our products violate Power Integrations’ patents. Accordingly, we are vigorously contesting this lawsuit. We have also petitioned the U.S. patent office for reexamination of the four patents being asserted, and as a consequence the U.S. patent office has initiated re-examination proceedings on all four patents. The trial in the case has been divided into three phases. The first phase, held in October 2006, was on infringement, the willfulness of any infringement, and damages. On October 10, 2006, a jury returned a verdict finding that 33 of our PWM products infringe one or more of seven claims of the four patents being asserted. The jury also found that our infringement was willful, and assessed damages against us of approximately $34 million. That verdict remains subject to our appeal. The second phase of the trial, held in September 2007 before a different jury was on the validity of the Power Integrations patents being asserted. On September 21, 2007 a jury returned a verdict in the second phase, finding that the four Power Integrations patents asserted in the lawsuit are valid. The third phase of the trial covers the enforceability of the patents. The third phase began on September 21, 2007 and is still pending before the court. Rulings from the enforceability phase of the litigation may overturn parts of the jury verdict on the second phase.

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

In a separate action, our wholly owned subsidiary, System General Corporation, is a defendant in a patent infringement lawsuit in the U.S. District Court for the Northern District of California. System General had appealed to the U.S. Court of Appeals for the Federal Circuit on the outcome of proceedings before the U.S. International Trade Commission (ITC) involving allegations of patent infringement. The ITC order banned some System General parts, and downstream products incorporating the System General parts, from being imported into the United States. Both the ITC proceeding and the lawsuit were initiated by Power Integrations. The district court action was stayed at least until the appeals court issued its decision on System General’s appeal of the ITC’s final determination. On November 20, 2007, the appeals court affirmed the ITC’s decision. Some System General products were specifically carved out of the ITC’s U.S. import ban, and System General has fully replaced the banned products with replacement products not covered by the ITC ban. There has been no activity in the district court action since the appeals court decision. Fairchild has petitioned the U.S. patent office for reexamination of the four patents involved, and as a consequence the U.S. patent office has initiated re-examination proceedings on all four patents. As in all litigation, it is difficult to predict the result of the district court action and no assurance can be given as to the outcome of this lawsuit. Should we ultimately lose the lawsuit, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly in the U.S.

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

We have analyzed the potential litigation outcomes from all the abovementioned claims in accordance with SFAS 5, Accounting for Contingencies. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in our Consolidated Statement of Operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of March 30, 2008 our balance for potential litigation outcomes was $11.0 million. If we continue to receive additional claims, if more of these claims proceed to litigation or if we choose to settle claims in settlement of or to avoid litigation, then we may incur liabilities in excess of the current reserves.

From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and financial condition.

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

We have made thirteen acquisitions of various sizes since we became an independent company in 1997 and we plan to pursue additional acquisitions of related businesses. The costs of acquiring and integrating related businesses, or our failure to integrate them successfully into our existing businesses, could result in our company incurring unanticipated expenses and losses. In addition, we may not be able to identify or finance additional acquisitions or realize any anticipated benefits from acquisitions we do complete.

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

We depend on suppliers for timely deliveries of raw materials of acceptable quality. Production time and product costs could increase if we were to lose a primary supplier or if we experience a significant increase in the prices of our raw materials. Product performance could be affected and quality issues could develop as a result of a significant degradation in the quality of raw materials we use in our products.

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. If the prices of these raw materials rise significantly we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products has resulted in a number of claims for damages from customers. We purchase some of our raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, More Power Electric Corporation, New Japan Radio Corporation, Phenitec Semiconductor and Taiwan Semiconductor Manufacturing Company. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, ASE, AUK, GEM Services, Hana Semiconductor, Liteon, Shenyang Zhongguang Electronics Co Ltd, Tak Cheong Electronics, Carsem and UTAC Thai Ltd.

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

Distributors accounted for 66% of our net sales for the quarter ended March 30, 2008. Our top five distributors worldwide accounted for 21% of our net sales for the quarter ended March 30, 2008. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. We are currently engaged in a lawsuit brought against us and other parties by White Rock Networks relating to the mold compound issue. See Item 1, Legal Proceedings. Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we have recorded a charge for estimated potential litigation outcomes relating to the mold compound issue in our Consolidated Statement of Operations. The charge is included in our total reserves for potential litigation outcomes of $11.0 million as of March 30, 2008. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current balance.

Our international operations subject our company to risks not faced by domestic competitors.

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 75% of our revenues in the first quarter of 2008 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 14% of our revenue for the quarter ended March 30, 2008.

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

Our Chinese subsidiary, Fairchild Semiconductor (Suzhou), Co. Ltd, was granted a 10 year preferential income tax holiday by the Chinese government as one of the incentives for locating in the Suzhou Industrial Park. On March 16, 2007, the Chinese government passed the unified enterprise income tax law to unify the taxing structure among foreign invested enterprises and domestic enterprises. The new legislation, effective January 1, 2008, “grandfathers” enterprises currently enjoying tax incentives for a maximum period of five years. Fairchild Semiconductor (Suzhou), Co. Ltd will continue to enjoy these tax incentives through 2012, with the new statutory rate of 25% to take affect in 2013. The gradual transitioning of the statutory rate commences in 2008.

The corporate tax rate of our German subsidiary, Fairchild Semiconductor GmbH, was reduced effective January 1, 2008. In July 2007, the Upper House of the German Parliament (Bundesrat) passed the 2008 Business Tax Reform Act, reducing the corporate tax rate (i.e., including income tax/trade tax/solidarity surcharge) from approximately 39% down to approximately 30%. The enactment of the reform became effective January 1, 2008.

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

We are a leveraged company with a ratio of debt to equity at March 30, 2008 of approximately 0.5 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At March 30, 2008, we had total debt of $588.7 million and the ratio of this debt to equity was approximately 0.5 to 1. On June 22, 2006 we reduced the outstanding balance on the term loan by $50 million to $394 million. On June 26, 2006 we refinanced the existing senior credit facility consisting of a term loan of $375 million, replacing the previous $450 million term loan and replacing the previous $180 million revolving line of credit with a $100 million revolving line of credit, of which $78.5 million remained undrawn as of March 30, 2008, adjusted for outstanding letters of credit. In addition, there is a $300 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have significant consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. The indenture governing Fairchild Semiconductor Corporation’s outstanding 5% Convertible Senior Subordinated Notes Due 2008 does not limit the amount of additional debt that we may incur. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, from June 2006, permits borrowings of up to $100 million in revolving loans under the line of credit and up to $300 million under the uncommitted incremental term loan feature, in addition to the outstanding $375 million term loan that is currently outstanding under that facility. As of March 30, 2008, adjusted for outstanding letters of credit, we had up to $78.5 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

We may not be able to generate the necessary amount of cash to service our indebtedness, which may require us to refinance our indebtedness or default on our scheduled debt payments. Our ability to generate cash depends on many factors beyond our control.

Our $200 million 5.0% Convertible Senior Subordinated Notes are due November 1, 2008. We are currently evaluating payoff alternatives for the maturity of these Notes, including the use of cash and funds from our credit facility, including the uncommitted incremental term loan feature.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of March 30, 2008, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We invest in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

We invest our excess cash in marketable securities consisting primarily of commercial paper, U.S. Government securities, and auction rate securities. As of the end of the first quarter of 2008, we owned $51.3 million of auction rate securities on a cost basis. These securities are AAA rated, by Moody’s and Standard and Poor’s, and are primarily used for managing our on-going liquidity needs, while maximizing interest income. In the third quarter of 2007, we experienced failures on the auction rate securities we held related to disruptions in the credit market, as there were more sellers than buyers of our auction rate securities. If an auction fails, our investments will not be liquid until the auction is successfully reset or is called by the issuer, and therefore a failure could impair our liquidity needs. As of March 30, 2008, there were no credit rating changes on these securities. If the credit rating on these securities is downgraded, or we otherwise assess a triggering event of other-than-temporary impairment of these assets, we may be required to adjust the carrying value of these investments through an impairment charge in our financial statements. As of March 30, 2008, no investments are considered other than temporarily impaired. Therefore, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, unrealized losses of $3.6 million relating to these securities have been recorded in other comprehensive income during the first quarter of 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the company of its own common stock during the first quarter of 2008.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2007 - January 27, 2008	—	$—	—	—
January 28, 2008 - February 24, 2008	165,000	11.94	—	—
February 25, 2008 - March 30, 2008	—	—	—	—

Total	165,000	$11.94	—	—

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

Fairchild Semiconductor International, Inc.

Date:	/s/ Robin A. Sawyer
May 9, 2008	Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)