Form 10-Q
period 2008-06-29
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2008-08-08
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Large Accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 29, 2008:

Title of Each Class	Number of Shares
Common Stock	125,002,071

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	June 29, 2008	December 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$390.8	$409.0
Short-term marketable securities	0.9	2.1
Accounts receivable, net of allowances of $36.0 and $37.5 at June 29, 2008 and December 30, 2007, respectively	186.3	179.0
Inventories	240.7	243.5
Deferred income taxes, net of allowances of $32.3 and $28.7 at June 29, 2008 and December 30, 2007, respectively	10.6	9.2
Other current assets	27.3	42.7

Total current assets	856.6	885.5
Property, plant and equipment, net	701.9	676.0
Deferred income taxes, net of allowances of $118.4 and $140.4 at June 29, 2008 and December 30, 2007, respectively	8.9	11.6
Intangible assets, net	112.6	123.7
Goodwill	365.0	353.2
Long-term marketable securities	44.6	51.0
Other assets	31.0	31.6

Total assets	$2,120.6	$2,132.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.3	$203.7
Accounts payable	146.2	130.6
Accrued expenses and other current liabilities	96.9	110.5

Total current liabilities	248.4	444.8
Long-term debt, less current portion	532.5	385.9
Deferred income taxes	45.2	34.6
Other liabilities	42.3	45.6

Total liabilities	868.4	910.9
Commitments and contingencies
Temporary equity - deferred stock units	3.2	3.2
Stockholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	1,384.8	1,371.7
Accumulated deficit	(92.6)	(116.6)
Accumulated other comprehensive loss	(19.6)	(10.0)
Less treasury stock (at cost)	(24.9)	(27.9)

Total stockholders’ equity	1,249.0	1,218.5

Total liabilities, temporary equity and stockholders’ equity	$2,120.6	$2,132.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Total revenue	$418.7	$408.9	$825.0	$811.5
Cost of sales	299.1	294.3	582.9	585.4

Gross margin	119.6	114.6	242.1	226.1

Gross margin %	28.6%	28.0%	29.3%	27.9%
Operating expenses:

Research and development	30.3	28.6	60.1	55.5
Selling, general and administrative	58.6	60.5	118.7	117.7
Amortization of acquisition-related intangibles	5.5	5.6	11.1	12.4
Restructuring and impairments	11.3	5.5	11.5	6.1
Charge for potential litigation outcomes, net	—	1.7	—	1.7
Purchased in-process research and development	—	—	—	3.7

Total operating expenses	105.7	101.9	201.4	197.1

Operating income	13.9	12.7	40.7	29.0

Other expense, net	6.3	5.5	11.5	10.2

Income before income taxes	7.6	7.2	29.2	18.8

Provision for income taxes	0.7	3.8	5.2	9.1

Net income	$6.9	$3.4	$24.0	$9.7

Net income per common share:
Basic	$0.06	$0.03	$0.19	$0.08

Diluted	$0.05	$0.03	$0.19	$0.08

Weighted average common shares:
Basic	124.9	123.9	124.7	123.6

Diluted	125.8	126.3	125.4	126.2

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income	$6.9	$3.4	$24.0	$9.7
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	2.0	1.3	(5.5)	1.0
Net amount reclassified to earnings for hedging	1.2	0.3	2.1	0.3
Net change associated with unrealized holding loss on marketable securities and investments	(2.5)	—	(6.1)	—
Net change associated with pension transactions	—	—	(0.1)	—

Comprehensive income	$7.6	$5.0	$14.4	$11.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net income	$24.0	$9.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	66.1	63.3
Non-cash stock-based compensation expense	12.8	12.9
Non-cash restructuring and impairment expense	8.0	2.4
Loss on disposal of property, plant, and equipment	0.2	0.2
Non-cash financing expense	0.9	0.9
Non-cash write-off of deferred financing fees	0.4	—
Deferred income taxes, net	0.7	(2.1)
Purchased in-process research and development	—	3.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(7.3)	(5.6)
Inventories	3.0	6.7
Other current assets	15.3	1.0
Current liabilities	(1.5)	(30.7)
Other assets and liabilities, net	(0.8)	11.1

Cash provided by operating activities	121.8	73.5

Cash flows from investing activities:
Purchase of marketable securities	(3.5)	(137.5)
Sale of marketable securities	5.0	124.8
Maturity of marketable securities	0.1	0.1
Capital expenditures	(88.6)	(50.7)
Proceeds from sale of property, plant and equipment	0.4	—
Purchase of molds and tooling	(1.4)	(1.0)
Acquisitions and divestitures, net of cash acquired	—	(171.2)

Cash used in investing activities	(88.0)	(235.5)

Cash flows from financing activities:
Repayment of long-term debt	(201.9)	(1.9)
Issuance of long-term debt	150.0	—
Proceeds from issuance of common stock and from exercise of stock options, net	5.2	23.2
Purchase of treasury stock	(2.0)	(11.7)
Debt issuance costs	(3.3)	—

Cash provided by (used in) financing activities	(52.0)	9.6

Net change in cash and cash equivalents	(18.2)	(152.4)
Cash and cash equivalents at beginning of period	409.0	525.2

Cash and cash equivalents at end of period	$390.8	$372.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 30, 2007. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. During the first six months of 2008, the company recorded approximately $3.6 million of adjustments to previously recorded estimates which increased gross margin by approximately $0.8 million, reduced selling, general and administrative expense by approximately $1.1 million and reduced the provision for income taxes by approximately $1.7 million. The cumulative effect of these adjustments is deemed immaterial. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 30, 2007. Certain amounts for prior periods have been reclassified to conform to the current presentation. The company’s results for the six months ended June 29, 2008 and July 1, 2007 consist of 26 weeks. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

Note 2 – Financial Statement Details

	June 29, 2008	December 30, 2007
	(In millions)
Inventories, net
Raw materials	$30.1	$34.6
Work in process	130.0	131.5
Finished goods	80.6	77.4

	$240.7	$243.5

	June 29, 2008	December 30, 2007
	(In millions)
Property, plant and equipment
Land and improvements	$24.1	$24.7
Buildings and improvements	323.6	319.0
Machinery and equipment	1,488.1	1,465.8
Construction in progress	97.8	68.3

Total property, plant and equipment	1,933.6	1,877.8
Less accumulated depreciation	1,231.7	1,201.8

	$701.9	$676.0

	June 29, 2008	December 30, 2007
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$51.3	$47.6
Accrued interest	5.9	8.4
Income taxes payable	4.5	11.2
Restructuring	2.5	3.2
Reserve for potential litigation outcomes	1.0	1.0
Other	31.7	39.1

	$96.9	$110.5

Note 3 – Computation of Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities. Potentially dilutive common equivalent securities consist of stock options, performance units (PUs), deferred stock units (DSUs), and restricted stock units (RSUs). In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to certain of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In millions, except per share data)
Basic:
Net income	$6.9	$3.4	$24.0	$9.7

Weighted average shares outstanding	124.9	123.9	124.7	123.6

Net income per share	$0.06	$0.03	$0.19	$0.08

Diluted:
Net income	$6.9	$3.4	$24.0	$9.7

Basic weighted average shares outstanding	124.9	123.9	124.7	123.6
Assumed exercise of common stock equivalents	0.9	2.4	0.7	2.6

Diluted weighted average common and common equivalent shares	125.8	126.3	125.4	126.2

Net income per share	$0.05	$0.03	$0.19	$0.08

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	19.1	13.2	19.3	13.5

In addition, the computation of diluted earnings per share did not include the assumed conversion of the 5% Convertible Senior Subordinated Notes (Notes) because the effect would have been anti-dilutive. As a result, $2.8 million and $5.5 million of interest expense was not added back to the numerator for the three and six months ended June 29, 2008 and July 1, 2007, respectively. Potential common shares of 6.7 million were not included in the denominator for all periods presented. The Notes were redeemed in the second quarter of 2008. (See Note 11 for further discussion of the redemption of the Notes.)

Note 4 – Supplemental Cash Flow Information

	Six Months Ended
	June 29, 2008	July 1, 2007
	(In millions)
Cash paid for:
Income taxes	$11.8	$10.3

Interest	$19.1	$18.6

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

The following table presents the balances of liabilities measured at fair value on a recurring basis as of June 29, 2008.

	Total	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives	$3.5	$—	$3.5	$—
Interest Rate Swap	4.7	—	4.7	—

	$8.2	$—	$8.2	$—

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement 133, did not have a material impact on earnings for the three and six months ended June 29, 2008 and July 1, 2007. No cash flow hedges were derecognized or discontinued during the six months ended June 29, 2008 and July 1, 2007.

Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that the entire $3.5 million of net unrealized derivative losses included in OCI will be reclassified into earnings within the next twelve months.

Interest Rate Derivatives. The company’s variable-rate debt exposes the company to variability in interest payments due to changes in interest rates. The company uses a forward interest rate swap to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt.

Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and there was no ineffectiveness as of June 29, 2008.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. There is currently $4.7 million of unrealized losses included in OCI. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

Note 6 – Marketable Securities

The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. government securities and auction rate securities. While the company still holds auction rate securities, we no longer actively invest in them.

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

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of June 29, 2008.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.9	$0.9
Due after one year through three years	0.3	0.2
Due after three years through ten years	1.1	1.2
Due after ten years	51.7	43.2

	$54.0	$45.5

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

Under SFAS 157, the company groups marketable securities measured at fair value on a recurring basis in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. (See Note 5 for further discussion of the fair value hierarchy under SFAS 157.)

Level 1 marketable securities include those traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency-backed securities that are traded by dealers or brokers in active over the counter markets. The company has no marketable securities classified as Level 2. The marketable securities classified as Level 3 are auction rate securities.

The following table presents the balances of marketable securities measured at fair value on a recurring basis as of June 29, 2008.

	Total	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Marketable securities	$2.7	$2.7	$—	$—
Auction rate securities	42.8	—	—	42.8

	$45.5	$2.7	$—	$42.8

The following table summarizes the changes in level 3 marketable securities measured at fair value on a recurring basis for the six months ended June 29, 2008.

Auction Rate Securities
(In millions)
Balance at beginning of period	$48.8
Total realized & unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(6.0)
Purchases, issuances and settlements	—

Balance at end of period	$42.8

In 2007, the company experienced unrealized losses on its investments in auction rate securities primarily caused by reset failures related to disruptions in the credit market, as there were more sellers than buyers of our auction rate securities. During the first six months of 2008, the company incurred additional unrealized losses on these investments. The company views other-than-temporary impairments as being tied to two types of risk, liquidity risk and credit risk. Liquidity risk arises from situations in which a party interested in trading an asset is unable to find a buyer for that asset. The current market conditions cause the company to place more emphasis on liquidity risk in assessing the temporary nature of unrealized loss positions in its auction rate securities. The company currently has the ability and intent to hold these investments until there is a full recovery of the fair value, which may be maturity. The company currently believes the liquidity issues in the credit market will stabilize and the company will be able to realize the full value of its investments. The company must also consider credit risk associated with its investments in auction rate securities to determine if there is any other-than-temporary impairment. Currently all of the auction rate securities held by the company are rated investment grade by Moody’s and Standard and Poor’s. The company believes that as long as the issuers of the securities continue to perform without loss any impact on the fair market value of the investments are only temporary. As a result, the company does not consider these investments to be other-than-temporarily impaired at June 29, 2008.

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

The following table presents selected operating segment financial information for the three and six months ended June 29, 2008 and July 1, 2007. Historical amounts in the table have been reclassified to align with these new operating segments.

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In millions)
Revenue and operating income (loss):
MCCC
Total revenue	$159.1	$148.8	$322.5	$289.9
Operating income	16.1	9.7	34.3	20.4

PCIA
Total revenue	161.9	161.0	311.7	326.8
Operating income	7.0	8.2	15.3	14.0

SPG
Total revenue	97.7	99.1	190.8	194.8
Operating income	8.0	9.1	15.4	15.6

Other
Operating loss (1)	(17.2)	(14.3)	(24.3)	(21.0)

Total consolidated
Total revenue	$418.7	$408.9	$825.0	$811.5
Operating income	$13.9	$12.7	$40.7	$29.0

(1)	The three and six months ended June 29, 2008 includes $5.9 million and $12.8 million of stock-based compensation expense, respectively, and $11.3 million and $11.5 million of restructuring and impairments expense, respectively. The three and six months ended July 1, 2007 includes $6.8 million and $12.9 million of stock-based compensation expense, respectively, and $5.5 million and $6.1 million of restructuring and impairments expense, respectively. In addition, the three and six months ended July 1, 2007 includes $1.7 million for potential legal settlement reserves and $0.3 million of other expense.

Note 8 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

	Period of Amortization	As of June 29, 2008		As of December 30, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(In millions)
Identifiable intangible assets:
Developed technology	2 -15 years	$237.6	$(152.4)	$237.6	$(143.2)
Customer base	8 -10 years	81.6	(59.4)	81.6	(58.1)
Core technology	10 years	3.9	(0.5)	3.9	(0.3)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(0.4)	1.0	(0.3)
Process technology	5 years	1.6	(0.5)	1.6	(0.3)
Patents	4 years	5.4	(5.3)	5.4	(5.3)
Trademarks and tradenames	1 year	25.2	(25.2)	25.2	(25.1)

Subtotal		386.7	(274.1)	386.7	(263.0)
Goodwill		365.0	—	353.2	—

Total		$751.7	$(274.1)	$739.9	$(263.0)

Due to the realignment of our segment reporting our new identified reporting units that carry goodwill include MCCC, PCIA, and Standard Products. The following table presents the carrying amount of goodwill by reporting unit.

	Mobile, Computing, Consumer & Communications	Power Conversion, Industrial & Automotive	Standard Products	Total
	(In millions)
Balance as of June 29, 2008	$161.7	$148.8	$54.5	$365.0
Balance as of December 30, 2007	$161.7	$137.0	$54.5	$353.2

During the six months ended June 29, 2008, goodwill increased $11.8 million, related to purchase accounting entries for the acquisition of System General Corporation (System General), the total of which was assigned to the PCIA group. The purchase price allocation for the acquisition of System General is complete.

The following table presents the estimated amortization expense for intangible assets for the remainder of 2008 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2008	$11.2
2009	22.4
2010	22.3
2011	18.0
2012	15.8
2013	13.4

Note 9 – Restructuring and Impairments

During the three and six months ended June 29, 2008, the company recorded restructuring and impairment charges, net of releases, of $11.3 million and $11.5 million, respectively. In the second quarter of 2008, the charges include $1.0 million of employee separation costs and $0.1 million in reserve releases both associated with the 2007 Infrastructure Realignment Program. Charges also include $2.3 million of employee separation costs, $8.0 million in asset impairment costs and $0.1 million in office closure costs all associated with the 2008 Infrastructure Realignment Program. In addition, the first quarter of 2008 includes $0.3 million of employee separation costs and $0.1 million in reserve releases both associated with the 2007 Infrastructure Realignment Program.

During the three and six months ended July 1, 2007, the company recorded $5.5 million and $6.1 million, respectively, in restructuring and impairment charges associated with the 2006 and 2007 Infrastructure Realignment Programs. In the second quarter of 2007, these charges include $2.6 million in employee separation costs, $2.4 million in asset impairment costs and $0.2 million in contract cancellation costs, all related to the 2007 Infrastructure Realignment Program. Charges also include $0.3 million in employee separation costs associated with the 2006 Infrastructure Realignment Program. In addition, the first quarter of 2007 includes $0.6 million of employee separation costs associated with the 2006 Infrastructure Realignment Program.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the three and six months ended June 29, 2008 (in millions).

	Accrual Balance at 12/30/2007	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/30/2008
2007 Infrastructure Realignment Program:
Employee Separation Costs	$3.2	$0.3	$(1.5)	$(0.1)	$—	$1.9

	$3.2	$0.3	$(1.5)	$(0.1)	$—	$1.9

	Accrual Balance at 3/30/2008	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 6/29/2008
2007 Infrastructure Realignment Program:
Employee Separation Costs	$1.9	$1.0	$(1.3)	$(0.1)	$—	$1.5

2008 Infrastructure Realignment Program:
Employee Separation Costs	—	2.3	(1.3)	—	—	1.0
Asset Impairment Costs	—	8.0	—	—	(8.0)	—
Office Closure Costs	—	0.1	(0.1)	—	—	—

	$1.9	$11.4	$(2.7)	$(0.1)	$(8.0)	$2.5

The company expects to complete payment of approximately $2.0 million of the above restructuring accruals by the fourth quarter of 2008 with the remaining approximately $0.5 million to be paid in 2009.

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

Patent Litigation with Power Integrations, Inc. On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. Power Integrations alleges that certain of the company’s pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing the company from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. The company has analyzed the Power Integrations patents in light of the company’s products and, based on that analysis, does not believe the company’s products violate Power Integrations’ patents. Accordingly, the company is vigorously contesting this lawsuit. The company has also petitioned the U.S. patent office for reexamination of the four patents being asserted, and as a consequence the U.S. patent office has initiated re-examination proceedings on all four patents. In the first half of 2008, in the patent office’s first formal correspondence regarding the validity of the patents, all of the asserted claims in three of the four Power Integrations patents at issue in the case were rejected by the patent office. The fourth patent at issue in the case has expired.

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

In a separate action, the company’s wholly owned subsidiary, System General Corporation, was a defendant in a patent infringement lawsuit in the U.S. District Court for the Northern District of California. System General had appealed to the U.S. Court of Appeals for the Federal Circuit on the outcome of proceedings before the U.S. International Trade Commission (ITC) involving allegations of patent infringement. The ITC order banned some System General parts, and downstream products incorporating the System General parts, from being imported into the United States. Both the ITC proceeding and the lawsuit were initiated by Power Integrations. The district court action was stayed at least until the appeals court issued its decision on System General’s appeal of the ITC’s final determination. On November 20, 2007, the appeals court affirmed the ITC’s decision. Some System General products were specifically carved out of the ITC’s U.S. import ban, and System General has fully replaced the banned products with replacement products not covered by the ITC ban. The company has petitioned the U.S. patent office for reexamination of the four patents involved, and as a consequence the U.S. patent office has initiated re-examination proceedings on all four patents. In the first half of 2008, in the patent office’s first formal correspondence regarding the validity of the patents, all of the asserted claims in all four Power Integrations patents at issue in the case were rejected by the patent office. Following the U.S. patent office’s actions, the district court dismissed this Power Integrations lawsuit against System General in May 2008.

On May 23, 2008, Power Integrations filed another lawsuit against the company, Fairchild Semiconductor Corporation and System General Corporation, alleging infringement of three patents. Power Integrations has not alleged any specific products as at issue in the lawsuit. Of the three patents claimed in this lawsuit, two are patents that were asserted against the company and Fairchild

Semiconductor Corporation in the October 2004 lawsuit described above. As mentioned above, all of the asserted claims in these two patents have been rejected by the patent office in their first formal correspondence. The company believes it has strong defenses against Power Integrations claims and intends to vigorously defend this lawsuit.

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

The company has analyzed the potential litigation outcomes from all the above mentioned claims in accordance with SFAS 5, Accounting for Contingencies. While the exact amount of these losses is not known, the company has recorded a charge for potential litigation outcomes in the Consolidated Statement of Operations, based upon the company’s assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of June 29, 2008 the company’s reserve for potential litigation outcomes was $11.0 million. If the company continues to receive additional claims, if more of these claims proceed to litigation or if the company chooses to settle claims in settlement of or to avoid litigation, then the company may incur liabilities in excess of the current reserves.

From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on the company’s business, financial condition, results of operations or cash flows.

Note 11 – Long-Term Debt

On May 16, 2008, the company borrowed an additional $150 million under the company’s existing senior credit facility. In conjunction with the close of this incremental term loan, the company initiated the call of the company’s $200 million 5.0% convertible senior subordinated notes due November 1, 2008. The redemption amount was paid on June 9, 2008 using proceeds from the incremental term loan and cash on hand. The incremental term loan feature has an interest rate of LIBOR (London Interbank Offered Rate) plus 2.50%. The company incurred cash charges of $3.3 million in the second quarter of 2008 related to the incremental borrowing all of which were deferred and will be amortized over the term of the debt.

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

Overview

Our primary business goal for 2008 is to continue our focus on new product development and new business opportunities. The development of new products will increase our mix of more proprietary, higher margin products as we continue to deemphasize outdated, lower margin products. Our focus is to be the supplier of choice that profitably provides important power management and signal path solutions for our customers. We are working to develop innovative power conversion and switching solutions that meet the highest efficiency standards. We expect to reduce packaging costs in 2008 as we continue an insourcing program we began in 2007.

We continue to manage our production output to match end market demand and tightly control our inventory. This includes our target of keeping our distribution inventory on hand at 11 weeks, plus or minus a week. At the end of the second quarter of 2008, distribution inventory on hand was at approximately 11 weeks, within our acceptable level. We also continue to manage our internal inventories, with a target range of 10 weeks of internal inventory, plus or minus a week. Our internal inventory at the end of the second quarter of 2008 was within our target range at just under 11 weeks. By actively managing inventories we reduce the impact that inventory corrections can have on our shipments and revenues.

Effective for the first quarter of 2008, we have realigned our operating segments and management structure and, accordingly, our segment reporting. The realignment corresponds with the way we manage the business and was designed to improve end-market intimacy and segment focus in order to accelerate growth within key end markets. The new structure will allow us to better leverage our product and market knowledge to provide customers a more comprehensive set of power management and analog solutions. The new segments are Mobile, Computing, Consumer and Communications (MCCC); Power Conversion, Industrial and Automotive (PCIA); and Standard Products, which did not change. All segment reporting within management’s discussion and analysis has been restated to reflect this change.

MCCC’s main focus is to supply the mobile, computing, consumer and communication end market segments with innovative power and signal path solutions including our low voltage MOSFETs, Power Management IC’s and Mixed Signal Analog products. We seek to deliver exceptional product performance by optimizing silicon processes and application specific design to satisfy specific requirements for our customers. This enables us to deliver solutions with greater energy efficiency and smaller footprint than is commonly available. We expect a steady acceleration of new product sales especially for solutions targeted to the handset and ultraportable market.

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

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Six Months Ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
	(Dollars in millions)
Total revenue	$418.7	100.0%	$408.9	100.0%	$825.0	100.0%	$811.5	100.0%
Gross margin	119.6	28.6%	114.6	28.0%	242.1	29.3%	226.1	27.9%

Operating expenses:
Research and development	30.3	7.2%	28.6	7.0%	60.1	7.3%	55.5	6.8%
Selling, general and administrative	58.6	14.0%	60.5	14.8%	118.7	14.4%	117.7	14.5%
Amortization of acquisition-related intangibles	5.5	1.3%	5.6	1.4%	11.1	1.3%	12.4	1.5%
Restructuring and impairments	11.3	2.7%	5.5	1.3%	11.5	1.4%	6.1	0.8%
Charge for potential litigation outcomes, net	—	0.0%	1.7	0.4%	—	0.0%	1.7	0.2%
Purchased in-process research and development	—	0.0%	—	0.0%	—	0.0%	3.7	0.5%

Total operating expenses	105.7	25.2%	101.9	24.9%	201.4	24.4%	197.1	24.3%

Operating income	13.9	3.3%	12.7	3.1%	40.7	4.9%	29.0	3.6%

Other expense, net	6.3	1.5%	5.5	1.3%	11.5	1.4%	10.2	1.3%

Income before income taxes	7.6	1.8%	7.2	1.8%	29.2	3.5%	18.8	2.3%

Provision for income taxes	0.7	0.2%	3.8	0.9%	5.2	0.6%	9.1	1.1%

Net income	$6.9	1.6%	$3.4	0.8%	$24.0	2.9%	$9.7	1.2%

Total Revenue. Total revenue in the second quarter and first six months of 2008 increased $9.8 million and $13.5 million, respectively or approximately 2%, as compared to the same periods in 2007. Included in the six month increase is approximately $1.4 million of additional revenue resulting from a full quarter of revenue related to the acquisition of System General as compared to a partial quarter of revenue in the first quarter of 2007.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three and six months ended June 29, 2008 and July 1, 2007.

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
United States	8%	9%	9%	9%
Other Americas	4	3	3	3
Europe	13	12	13	13
China	30	28	28	28
Taiwan	20	21	21	20
Korea	13	14	14	14
Other Asia/Pacific	12	13	12	13

Total	100%	100%	100%	100%

Gross Margin. Gross margin dollars in the second quarter and first six months of 2008 increased 4% and 7%, respectively, as compared to the same periods in 2007. The increase in gross margin is due to increased revenue, improved product mix and lower inventory obsolescence costs, offset by higher energy costs, cost of raw materials and unfavorable foreign currency trends. In addition, included in gross margin in the second quarter and first six months of 2007 is a purchase accounting charge related to the System General acquisition of $1.6 million and $3.7 million, respectively. The charge was an incremental expense for the recognition of the step-up of inventory to fair market value at the acquisition date.

Operating Expenses. Research and development (R&D) increased in the second quarter and first six months of 2008, as compared to the same periods in 2007. R&D increased due to spending for new product development, investments in manufacturing cost reduction programs and increases in variable compensation. Selling, general and administrative (SG&A) expenses decreased in the second quarter of 2008, as compared to the same periods in 2007, due to continued cost discipline and reduced equity compensation. SG&A expenses increased slightly in the first six months of 2008, as compared to the same periods in 2007, due to increased variable compensation and legal costs associated with litigation.

The decrease in amortization of acquisition-related intangibles during the second quarter and first six months of 2008 is due to certain intangibles becoming fully amortized. For the six month period, the decrease was partially offset by an increase of approximately $0.5 million in amortization expense due to a full first quarter of expense related to the System General acquisition in 2008 as compared to a partial quarter of expense in the first quarter of 2007.

Restructuring and Impairments. During the three and six months ended June 29, 2008, we recorded restructuring and impairment charges, net of releases, of $11.3 million and $11.5 million, respectively. In the second quarter of 2008, the charges include $1.0 million of employee separation costs and $0.1 million in reserve releases both associated with the 2007 Infrastructure Realignment Program. Charges also include $2.3 million of employee separation costs, $8.0 million in asset impairment costs and $0.1 million in office closure costs all associated with the 2008 Infrastructure Realignment Program. In addition, the first quarter of 2008 includes $0.3 million of employee separation costs and $0.1 million in reserve releases both associated with the 2007 Infrastructure Realignment Program.

The majority of the second quarter charges relate to several asset impairments for non-industry standard packaging capacity and simplification of our supply chain planning systems. We also adjusted the workforce mix in our Maine fab as we converted to a more automated and technologically advanced eight inch wafer production process. In addition, we reduced headcount in certain sales and marketing activities to further streamline selling, general and administration costs.

During the three and six months ended July 1, 2007, we recorded $5.5 million and $6.1 million, respectively, in restructuring and impairment charges associated with the 2006 and 2007 Infrastructure Realignment Programs. In the second quarter of 2007, these charges include $2.6 million in employee separation costs, primarily associated with the closure of a small manufacturing facility in Singapore and the consolidation of two product development operations in Colorado, $2.4 million in asset impairment costs and $0.2 million in contract cancellation costs, all related to the 2007 Infrastructure Realignment Program. In addition, the three and six months ended July 1 2007, includes $0.3 million and $0.9 million in employee separation costs associated with the 2006 Infrastructure Realignment Program.

The 2007 Infrastructure Realignment Program is partially complete and is expected to be substantially complete by the fourth quarter of 2008. This action impacts approximately 105 manufacturing and non-manufacturing personnel. We achieved annualized cost savings associated with the employee separation costs of approximately $7.8 million during the first two quarters in 2008. We also achieved annualized depreciation cost savings of $0.8 million related to the asset impairment charges. We expect annualized cost savings of approximately $1.4 million effective during the fourth quarter of 2008 associated with severance charges incurred during the second quarter of 2008.

The 2008 Infrastructure Realignment Program is expected to be partially complete by the third quarter of 2008 and substantially complete by the first quarter of 2009. This action impacts approximately 84 manufacturing and non-manufacturing personnel. We expect annualized cost savings associated with the employee separation costs of approximately $4.8 million with a partial effect in the third quarter of 2008 and a full impact by the first quarter of 2009. In addition, we expect annualized depreciation cost savings of approximately $1.6 million related to the asset impairment charges effective the third quarter of 2008.

Purchased In-Process Research and Development (IPR&D). In the first quarter of 2007, we recorded $3.7 million of IPR&D as a result of the acquisition of System General.

Other Expense, net.

The following table presents a summary of other expense, net for the three and six months ended June 29, 2008 and July 1, 2007.

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(In millions)
Interest expense	$8.6	$9.6	$17.9	$19.3
Interest income	(2.8)	(4.3)	(7.0)	(9.4)
Other (income) expense, net	0.5	0.2	0.6	0.3

Other expense, net	$6.3	$5.5	$11.5	$10.2

Interest expense. Interest expense in the second quarter and first six months of 2008 decreased $1.0 million and $1.4 million, respectively, as compared to the same periods in 2007, primarily due to lower interest rates on outstanding debt and lower debt balances.

Interest income. Interest income in the second quarter and first six months of 2008 decreased $1.5 million and $2.4 million, respectively, as compared to the same periods in 2007, as a result of lower invested balances in marketable securities and lower rates of return earned on both cash and marketable securities.

Income Taxes. Income taxes for the second quarter and first six months of 2008 were $0.7 million and $5.2 million on income before taxes of $7.6 million and $29.2 million, respectively, as compared to income taxes of $3.8 million and $9.1 million on income before taxes of $7.2 million and $18.8 million, respectively, for the comparable periods in 2007. The effective tax rate for the second quarter and first six months of 2008 was 9.2% and 17.8%, respectively, compared to 52.8% and 48.4%, respectively, for the comparable periods of 2007. The change in effective tax rate is primarily due to shifts of income among jurisdictions with differing tax rates, foreign currency revaluations of tax liabilities, the impact of the first quarter 2007 tax contingencies as a result of implementation of Financial Interpretation (FIN) 48, as well as a net tax benefit of $1.7 million recorded in the second quarter of 2008 relating to adjustments to prior year estimates. The net benefit included additional withholding tax expense associated with historical license fees cross-charged to a foreign jurisdiction which imposes a withholding tax on outbound payments, offset by the release of excess state tax accruals primarily relating to the repatriation of foreign earnings in 2005. In the first six months of 2008, the valuation allowance on our deferred tax assets was reduced by $15.3 million due to the utilization of certain tax assets. This reduction did not impact our results of operations.

In accordance with Accounting Principles Board (APB) Opinion 23, Accounting of Income Taxes – Special Areas, deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. After further analysis of our APB 23 position regarding the February 2007 acquisition of System General in Taiwan, a decision was made not to be permanently reinvested in Taiwan as the local laws provide incentives to companies to declare and distribute annual dividends. In addition, with the closing of one of our foreign operations, which ultimately will result in the repatriating of undistributed earnings, a decision was made not to be permanently reinvested at that site.

Reportable Segments.

The following tables present comparative disclosures of revenue and gross margin of our reportable segments.

	Three Months Ended
	June 29, 2008				July 1, 2007
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$159.1	38.0%	35.5%	$16.1	$148.8	36.4%	33.3%	$9.7
PCIA	161.9	38.7%	27.3%	7.0	161.0	39.4%	28.3%	8.2
Standard Products	97.7	23.3%	20.7%	8.0	99.1	24.2%	21.0%	9.1
Other (1)	—	0.0%	0.0%	(17.2)	—	0.0%	0.0%	(14.3)

Total	$418.7	100.0%	28.6%	$13.9	$408.9	100.0%	28.0%	$12.7

	Six Months Ended
	June 29, 2008				July 1, 2007
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Profit %	Operating Income (loss)
	(Dollars in millions)
MCCC	$322.5	39.1%	35.5%	$34.3	$289.9	35.7%	34.1%	$20.4
PCIA	311.7	37.8%	28.8%	15.3	326.8	40.3%	27.7%	14.0
Standard Products	190.8	23.1%	21.1%	15.4	194.8	24.0%	20.4%	15.6
Other (1)	—	0.0%	0.0%	(24.3)	—	0.0%	0.0%	(21.0)

Total	$825.0	100.0%	29.3%	$40.7	$811.5	100.0%	27.9%	$29.0

(1)	The three and six months ended June 29, 2008 includes $5.9 million and $12.8 million of stock-based compensation expense, respectively, and $11.3 million and $11.5 million of restructuring and impairments expense, respectively. The three and six months ended July 1, 2007 includes $6.8 million and $12.9 million of stock-based compensation expense, respectively, and $5.5 million and $6.1 million of restructuring and impairments expense, respectively. In addition, the three and six months ended July 1, 2007 includes $1.7 million for potential settlement reserves and $0.3 million of other expense.

Mobile, Computing, Consumer and Communication. MCCC revenue increased approximately 7% and 11% in the second quarter and first six months of 2008, respectively, as compared to the same periods in 2007. The overall increase in revenue during the first six months of 2008 was primarily driven by increases in unit volumes. The increase in unit volumes was driven by strong market demand for computing MOSFETs, switches and ultraportable products. Gross margin increased mainly due to increased revenue, improved product mix and lower inventory obsolescence costs.

MCCC had operating income of $16.1 million and $34.3 million in the second quarter and first six months of 2008, respectively, compared to $9.7 million and $20.4 million for the comparable periods in 2007. The increase in operating income was due to higher gross margin, slightly offset by higher R&D expenses to support continue growth and SG&A expenses due to increased variable compensation and legal costs associated with litigation. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized.

Power Conversion, Industrial and Automotive. PCIA revenue increased approximately 1% in the second quarter of 2008, while revenue decreased approximately 5% in first six months of 2008, compared to the same periods in 2007. The overall decrease in revenue during the first six months of 2008 was primarily driven by decreases in unit volumes. In addition, PCIA includes a full first quarter of revenue in 2008 related to the acquisition of System General as compared to six weeks of revenue in the first quarter of 2007. Revenue increases in the second quarter of 2008 were primarily driven by increased demand for SPM products and certain power conversion solutions and new product sales in automotive. The revenue decreases in the first six months of 2008 were primarily driven by increased competition and channel inventory reductions in our high voltage and power conversion products. Gross margin decreased due to lower unit volumes, higher manufacturing costs as the result of lower factory utilization and unfavorable mix. In addition lower revenues impacted gross margins in the first six months of 2008. Included in gross margin in the second quarter and first six months of 2007 is a purchase accounting charge related to the System General acquisition of $1.6 million and $3.7 million, respectively. The charge was an incremental expense for the recognition of the step-up of inventory to fair market value at the acquisition date.

PCIA had operating income of $7.0 million and $15.3 million in the second quarter and first six months of 2008, respectively, compared to $8.2 million and $14.0 million for the comparable periods in 2007. The decrease in operating income during the second quarter of 2008 was due to lower gross profit and higher R&D expense, offset by lower SG&A expenses. The increase in operating income in the first six months of 2008 was mainly due to IPR&D expense included in the first six months of 2007, of which there is no comparable amount in 2008, and lower SG&A expenses due to continued cost discipline. The increase was slightly offset by higher R&D expenses due to new product development. In addition, R&D increased as a result of a full quarter of expense related to the acquisition of System General as compared to a partial quarter of expense in the first quarter of 2007. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized; this was offset slightly by an increase due to a full quarter of expense related to the System General acquisition as compared to a partial quarter of expense in the first quarter of 2007.

Standard Products. Standard Products revenue decreased approximately 1% and 2% in the second quarter and first six months of 2008, respectively, as compared to the same periods in 2007. The overall decrease in revenue was driven by decreases in unit volumes of 4%, offset by increases in average selling prices due to product mix and price of 2%. Generally, we anticipate that Standard Products as a percentage of total revenue will continue to decrease, as we expect to experience faster growth in our MCCC & PCIA segments. While we anticipate revenue will continue to decline as a percentage of our total revenue, our strategy is to manage Standard Products more selectively, while maintaining or increasing our margins in this business. The decrease in gross margins during the second quarter of 2008 is due to lower unit volumes and higher manufacturing costs. The increase in gross margin in the first six months of 2008 is primarily due to mix out activity of low margin products as well as higher margins in our high-speed optocoupler products.

Standard Products had operating income of $8.0 million and $15.4 million in the second quarter and first six months of 2008, respectively, compared to $9.1 million and $15.6 million for the comparable periods in 2007. The decrease in operating income was due to reduced revenue and slightly higher SG&A and R&D spending, partially offset during the first six months of 2008 by higher gross margin as described above. R&D increased due to investments in manufacturing cost reduction programs and new product introductions. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized.

Liquidity and Capital Resources

On May 16, 2008, we borrowed an additional $150 million from an incremental term loan under our existing senior credit facility. In conjunction with the close of the incremental term loan we initiated the call of our $200 million 5.0% convertible senior subordinated notes due November 1, 2008. The redemption amount was paid on June 9, 2008 using proceeds from the incremental term loan and cash on hand. The incremental term loan feature has an interest rate of LIBOR (London Interbank Offered Rate) plus 2.50%. The company incurred cash charges of $3.3 million in the second quarter of 2008 related to the incremental borrowing all of which were deferred and will be amortized over the term of the debt.

We have a borrowing capacity of $100.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At June 29, 2008, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $78.4 million available under this senior credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $13.2 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

Our senior credit facility, which includes $525 million of term loans and the $100.0 million revolving line of credit, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At June 29, 2008, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. We had capital expenditures of $88.6 million in the first six months of 2008.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. Our debt rating as of June 29, 2008 by Standard and Poor’s is BB. The sale of additional equity securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

As of June 29, 2008, we had $11.4 million of unrecognized tax benefits, compared to approximately $13.8 million at December 30, 2007. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

As of June 29, 2008, our cash, cash equivalents and short-term and long-term marketable securities were $436.3 million, a decrease of $25.8 million from December 30, 2007. As of June 29, 2008, $42.8 million of auction rate securities are included in long-term marketable securities. In 2007, we experienced unrealized losses on our investments in auction rate securities primarily caused by reset failures related to disruptions in the credit market, as there were more sellers than buyers of our auction rate securities. During the first six months of 2008, we incurred additional unrealized losses on these investments. We view other-than-temporary impairments as being tied to two types of risk, namely liquidity risk and credit risk. Liquidity risk arises from situations in which a party interested in trading an asset is unable to find a buyer for that asset. We currently have the ability and intent to hold these investments until there is a full recovery of the fair value, which may be maturity. Contractual maturities for these investments exceed ten years. We believe the liquidity issues in the credit market will stabilize and we will be able to realize the full value of our investments. In addition, with regards to credit risk; all of the auction rate securities we hold continue to be rated at investment grade. If the credit rating on these securities is downgraded below investment grade, or we otherwise assess a triggering event of other than temporary impairment of these assets, we may be required to adjust the carrying value of these investments through an impairment charge in our financial statements.

During the first six months of 2008, our cash provided by operating activities was $121.8 million compared to $73.5 million in the comparable period of 2007. The following table presents a summary of net cash provided by operating activities during the first six months of 2008 and 2007.

	Six Months Ended
	June 29, 2008	July 1, 2007
	(In millions)
Net income	$24.0	$9.7
Depreciation and amortization	66.1	63.3
Non-cash stock-based compensation	12.8	12.9
Deferred income taxes, net	0.7	(2.1)
Purchased in-process research & development	—	3.7
Other, net	9.5	3.5
Change in other working capital accounts	8.7	(17.5)

Cash provided by operating activities	$121.8	$73.5

Cash provided by operating activities increased $48.3 million during the first six months of 2008 as compared to the same period of 2007. The increase was mainly due to increased net income, larger non-cash charges against net income and an increase in operating cash as a result of working capital account changes.

Cash used in investing activities during the first six months of 2008 totaled $88.0 million compared to $235.5 million for the comparable period of 2007. The decrease in the use of cash is primarily the result of the net cash payment of $171.2 million for the acquisition of System General in the first quarter of 2007. There was no comparable investment in 2008. In addition, there were fewer purchases of short term marketable securities and higher capital expenditures in 2008. Our capital expenditures as a percent of sales during the first six months of 2008 was 11% compared to 6% in the same period in 2007.

Cash used in financing activities totaled $52.0 million in the first six months of 2008 as compared to cash provided by financing activities of $9.6 million in the comparable period of 2007. The decrease was primarily due to the use of $50 million of cash in the redemption of our 5% convertible senior subordinated notes. Additionally, there were more proceeds from the exercise of stock options in 2007.

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

Policy on Business Outlook Disclosure and Quiet Periods

It is our current policy to update our business outlook near the beginning of each quarter, within the press release that announces the previous quarter’s results. The business outlook below is consistent with the business outlook included in our July 17, 2008 press release announcing second quarter results. The current business outlook is accessible at the Investor Relations section of our website at http://investor.fairchildsemi.com. Toward the end of each quarter, and until that quarter’s results are publicly announced, we observe a “quiet period,” when the business outlook is not updated to reflect management’s current expectations. The quiet period for the third quarter of 2008 will be from September 13, 2008 until October 16, 2008 when we plan to release our third quarter results. Except during quiet periods, the business outlook posted on our website reflects current guidance unless and until updated through a press release, SEC filing or other public announcement. During quiet periods, our business outlook, as posted on our website, announced in press releases and provided in quarterly, annual and special reports or other filings with the SEC, should be considered to be historical, speaking as of prior to the quiet period only and not subject to update by the company. During quiet periods, Fairchild Semiconductor representatives will not comment about the business outlook of the company’s financial results or expectations for the quarter in question.

Outlook

We expect our third quarter revenue to increase 2 to 5%. At the start of the third quarter of 2008, we had more than 90% of our sales guidance booked and scheduled to ship. We expect gross margin to increase 150 to 225 basis points sequentially as we benefit from higher factory loadings, better product mix and more assembly and test in-sourcing. We expect R&D and SG&A expenses to be approximately $89 to $92 million and net interest and other expenses to be about $5.5 million in the third quarter.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of June 29, 2008, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first six months of 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Patent Litigation with Power Integrations, Inc. On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. Power Integrations alleges that certain of our pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. We have analyzed the Power Integrations patents in light of our products and, based on that analysis, do not believe our products violate Power Integrations’ patents. Accordingly, we are vigorously contesting this lawsuit. We have also petitioned the U.S. patent office for reexamination of the four patents being asserted, and as a consequence the U.S. patent office has initiated re-examination proceedings on all four patents. In the first half of 2008, in the patent office’s first formal correspondence regarding the validity of the patents, all of the asserted claims in three of the four Power Integrations patents at issue in the case were rejected by the patent office. The fourth patent at issue in the case has expired.

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

In a separate action, our wholly owned subsidiary, System General Corporation, was a defendant in a patent infringement lawsuit in the U.S. District Court for the Northern District of California. System General had appealed to the U.S. Court of Appeals for the Federal Circuit on the outcome of proceedings before the U.S. International Trade Commission (ITC) involving allegations of patent infringement. The ITC order banned some System General parts, and downstream products incorporating the System General parts, from being imported into the United States. Both the ITC proceeding and the lawsuit were initiated by Power Integrations. The district court action was stayed at least until the appeals court issued its decision on System General’s appeal of the ITC’s final determination. On November 20, 2007, the appeals court affirmed the ITC’s decision. Some System General products were specifically carved out of the ITC’s U.S. import ban, and System General has fully replaced the banned products with replacement products not covered by the ITC ban. Fairchild has petitioned the U.S. patent office for reexamination of the four patents involved, and as a consequence the U.S. patent office has initiated re-examination proceedings on all four patents. In the first half of 2008, in the patent office’s first formal correspondence regarding the validity of the patents, all of the asserted claims in all four Power Integrations patents at issue in the case were rejected by the patent office. Following the U.S. patent office’s actions, the district court dismissed this Power Integrations lawsuit against System General in May 2008.

On May 23, 2008, Power Integrations filed another lawsuit against us, Fairchild Semiconductor Corporation and System General Corporation, alleging infringement of three patents. Power Integrations has not alleged any specific products as at issue in the lawsuit. Of the three patents claimed in this lawsuit, two are patents that were asserted against us and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. As mentioned above, all of the asserted claims in these two patents have been rejected by the patent office in their first formal correspondence. We believe we have strong defenses against Power Integrations’ claims and intend to vigorously defend this lawsuit.

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

We have analyzed the potential litigation outcomes from all the abovementioned claims in accordance with SFAS 5, Accounting for Contingencies. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in our Consolidated Statement of Operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of June 29, 2008 our balance for potential litigation outcomes was $11.0 million. If we continue to receive additional claims, if more of these claims proceed to litigation or if we choose to settle claims in settlement of or to avoid litigation, then we may incur liabilities in excess of the current reserves.

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

We depend on demand from the consumer, original equipment manufacturer, contract manufacturing, industrial, automotive and other markets we serve for the end market applications which incorporate our products. Reduced consumer or corporate spending due to increased energy prices or other economic factors could affect our revenues.

Our revenue and gross margin guidance are based on certain levels of consumer and corporate spending. If our projections of these expenditures fail to materialize, due to reduced consumer or corporate spending from increased energy prices or otherwise, our revenues and gross margins could be adversely affected.

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

Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products, which is achieved in part by defending claims by competitors and others of intellectual property infringement. The semiconductor industry is characterized by claims of intellectual property infringement and litigation regarding patent and other intellectual property rights. From time to time, we may be notified of claims (often implicit in offers to sell us a license to another company’s patents) that we may be infringing patents issued to other companies, and we may subsequently engage in license negotiations regarding these claims. Such claims relate both to products and manufacturing processes. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been and are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. For example, since October 2004, we have been in litigation with Power Integrations, Inc. See Item 1, Legal Proceedings. Our involvement in this litigation and future intellectual property litigation, or the costs of avoiding or settling litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged products or technologies and diverting the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. We may decide to settle patent infringement claims or litigation by purchasing license rights from the claimant, even if we believe we are not infringing, in order to reduce the expense of continuing the dispute or because we are not sufficiently confident that we would eventually prevail. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. If the prices of these raw materials rise significantly we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products has resulted in a number of claims for damages from customers. We purchase some of our raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, New Japan Radio Corporation, Phenitec Semiconductor and Taiwan Semiconductor Manufacturing Company. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, ASE, AUK, GEM Services, Hana Semiconductor, Liteon, Shenyang Zhongguang Electronics Co Ltd, Tak Cheong Electronics, Carsem and UTAC Thai Ltd. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

Distributors accounted for 65% of our net sales for the quarter ended June 29, 2008. Our top five distributors worldwide accounted for 20% of our net sales for the quarter ended June 29, 2008. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound. Mold compound is the plastic resin used to encapsulate semiconductor chips. This particular mold compound causes some chips to short in some situations, resulting in chip failure. We have been named in lawsuits relating to these mold compound claims. We are currently engaged in a lawsuit brought against us and other parties by White Rock Networks relating to the mold compound issue. See Item 1, Legal Proceedings. Several other customers have made claims for damages or threatened to begin litigation as a result of the mold compound issue if their claims are not resolved according to their demands, and we may face additional lawsuits as a result. We have resolved similar claims with several of our leading customers. We have exhausted insurance coverage for such customer claims. While the exact amount of these losses is not known, we have recorded a charge for estimated potential litigation outcomes relating to the mold compound issue in our Consolidated Statement of Operations. The charge is included in our total reserves for potential litigation outcomes of $11.0 million as of June 29, 2008. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur a liability in excess of the current balance.

Our international operations subject our company to risks not faced by domestic competitors.

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 75% of our revenues in the second quarter of 2008 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 13% of our revenue for the quarter ended June 29, 2008.

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

The corporate tax rate of our United Kingdom subsidiary, Fairchild Semiconductor Limited, was reduced from 30% to 28%, effective April 1, 2008. The Finance bill released in March 2007 as part of the UK budget report included a reduction of the corporate tax rate down to 28%. The Finance bill received Royal Assent and became law on July 19, 2007.

Our Singapore subsidiary, Fairchild Semiconductor Pte. Ltd. has been granted a Development and Expansion Incentive reducing the statutory tax rate down from 18% to 10% for a period of fifteen years, effective January 1, 2005. The incentive, and accompanying reduced statutory tax rate, is subject to specific terms and conditions involving varying levels of categorization of qualifying income, employment levels and revenue management.

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

We are a leveraged company with a ratio of debt to equity at June 29, 2008 of approximately 0.4 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At June 29, 2008, we had total debt of $537.8 million and the ratio of this debt to equity was approximately 0.4 to 1. On May 16, 2008, we borrowed an additional $150 million from an incremental term loan under our existing senior credit facility. In conjunction with the close of the incremental term loan we initiated the call of our $200 million 5.0% convertible senior subordinated notes due November 1, 2008. The redemption amount was paid on June 9, 2008 using proceeds from the incremental term loan and cash on hand. As of June 29, 2008, our senior credit facility includes $525 million in term loans and the $100 million revolving line of credit, of which $78.4 million remained undrawn. In addition, there is a $150 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have significant consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, from June 2008, permits borrowings of up to $100 million in revolving loans under the line of credit and up to $150 million under the uncommitted incremental term loan feature, in addition to the outstanding $525 million term loans that are currently outstanding under that facility. As of June 29, 2008, adjusted for outstanding letters of credit, we had up to $78.4 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of June 29, 2008, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We invest in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

We invest our excess cash in marketable securities consisting primarily of commercial paper, U.S. government securities, and auction rate securities. As of the end of the second quarter of 2008, we owned $51.3 million of auction rate securities on a cost basis. These securities are rated investment grade, by Moody’s and Standard and Poor’s, and are primarily used for managing our on-going liquidity needs, while maximizing interest income. In the third quarter of 2007, we experienced failures on the auction rate securities we held related to disruptions in the credit market, as there were more sellers than buyers of our auction rate securities. If an auction fails, our investments will not be liquid until the auction is successfully reset or is called by the issuer, and therefore a failure could impair our liquidity needs. If the credit rating on these securities is downgraded below investment grade, or we otherwise assess a triggering event of other than temporary impairment of these assets, we may be required to adjust the carrying value of these investments through an impairment charge in our financial statements. As of June 29, 2008, no investments are considered other than temporarily impaired. Therefore, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, unrealized losses of $8.5 million relating to these securities have been recorded in other comprehensive income.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The company did not make any purchases of its own common stock during the second quarter of 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Our annual meeting of stockholders was held on May 7, 2008.

(b) The following directors were elected at the meeting by the following votes:

	VOTES FOR	VOTES WITHHELD
Charles P. Carinalli	116,286,072	2,405,588
Robert F. Friel	116,839,967	1,851,693
Thomas L. Magnanti	116,288,355	2,403,305
Kevin J. McGarity	116,291,459	2,400,201
Bryan R. Roub	117,296,110	1,395,550
Ronald W. Shelly	111,291,711	7,399,949
Mark S. Thompson	117,005,016	1,686,644

(c) In addition to the election of directors described above, the following matters were voted on at the meeting:

A proposal to approve the amendment of the Fairchild Semiconductor 2007 Stock Plan, as described in our definitive proxy statement filed with the Securities and Exchange Commission on April 4, 2008, was approved by the following votes:

FOR: 84,037,170	AGAINST: 27,101,076	ABSTAIN: 48,209	BROKER NON-VOTES: 7,505,205

A proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm of the company for 2008 was approved by the following votes:

FOR: 118,040,462	AGAINST: 630,326	ABSTAIN: 20,872

Item 6.	Exhibits

Exhibit No.	Description
10.01	Incremental Term Loan Commitment Agreement dated as of May 16, 2008.

10.02	Fairchild Semiconductor 2007 Stock Plan, as amended on May 7, 2008 (incorporated by reference from our current report on Form 8-K filed on May 9, 2008).

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

Items 3 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: August 8, 2008	/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)