Form 10-Q
period 2008-09-28
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2008-11-07
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 28, 2008:

Title of Each Class	Number of Shares
Common Stock	124,132,052

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	September 28, 2008	December 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$379.8	$409.0
Short-term marketable securities	0.8	2.1
Accounts receivable, net of allowances of $41.1 and $37.5 at September 28, 2008 and December 30, 2007, respectively	200.1	179.0
Inventories	233.3	243.5
Deferred income taxes, net of allowances of $34.6 and $28.7 at September 28, 2008 and December 30, 2007, respectively	10.9	9.2
Other current assets	30.7	42.7

Total current assets	855.6	885.5
Property, plant and equipment, net	717.7	676.0
Deferred income taxes, net of allowances of $132.3 and $140.4 at September 28, 2008 and December 30, 2007, respectively	4.7	11.6
Intangible assets, net	107.1	123.7
Goodwill	365.0	353.2
Long-term marketable securities	37.3	51.0
Other assets	33.6	31.6

Total assets	$2,121.0	$2,132.6

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.3	$203.7
Accounts payable	135.0	130.6
Accrued expenses and other current liabilities	101.9	110.5

Total current liabilities	242.2	444.8
Long-term debt, less current portion	531.2	385.9
Deferred income taxes	43.2	34.6
Other liabilities	40.2	45.6

Total liabilities	856.8	910.9
Commitments and contingencies
Temporary equity—deferred stock units	2.7	3.2
Stockholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	1,388.7	1,371.7
Accumulated deficit	(65.9)	(116.6)
Accumulated other comprehensive loss	(26.4)	(10.0)
Less treasury stock (at cost)	(36.2)	(27.9)

Total stockholders’ equity	1,261.5	1,218.5

Total liabilities, temporary equity and stockholders’ equity	$2,121.0	$2,132.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Total revenue	$428.3	$426.8	$1,253.3	$1,238.3
Cost of sales	300.1	297.4	883.0	882.8

Gross margin	128.2	129.4	370.3	355.5

Gross margin %	29.9%	30.3%	29.5%	28.7%

Operating expenses:
Research and development	29.1	26.9	89.2	82.4
Selling, general and administrative	54.7	57.3	173.4	175.0
Amortization of acquisition-related intangibles	5.5	5.6	16.6	18.0
Restructuring and impairments	1.8	2.4	13.3	8.5
Charge for potential litigation outcomes, net	—	7.8	—	9.5
Loss on sale of product line, net	—	0.4	—	0.4
Purchased in-process research and development	—	0.2	—	3.9

Total operating expenses	91.1	100.6	292.5	297.7

Operating income	37.1	28.8	77.8	57.8

Other expense, net	5.4	5.0	16.9	15.2

Income before income taxes	31.7	23.8	60.9	42.6

Provision for income taxes	5.0	3.5	10.2	12.6

Net income	$26.7	$20.3	$50.7	$30.0

Net income per common share:
Basic	$0.21	$0.16	$0.41	$0.24

Diluted	$0.21	$0.16	$0.40	$0.24

Weighted average common shares:
Basic	124.4	124.5	124.6	123.9

Diluted	125.0	126.8	125.3	126.2

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$26.7	$20.3	$50.7	$30.0
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(0.1)	(3.4)	(5.6)	(2.1)
Net amount reclassified to earnings for hedging	0.9	0.2	3.0	0.1
Net change associated with unrealized holding loss on marketable securities and investments	(7.6)	—	(13.7)	—
Net change associated with pension transactions	—	—	(0.1)	—

Comprehensive income	$19.9	$17.1	$34.3	$28.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$50.7	$30.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	100.8	94.8
Non-cash stock-based compensation expense	16.8	19.0
Non-cash restructuring and impairment expense	8.0	2.4
Loss on disposal of property, plant, and equipment	0.3	0.6
Non-cash financing expense	1.3	1.3
Non-cash write-off of deferred financing fees	0.4	—
Deferred income taxes, net	2.6	(6.2)
Purchased in-process research and development	—	3.9
Loss on sale of product line	—	0.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(21.1)	(14.1)
Inventories	10.3	5.5
Other current assets	11.9	(13.5)
Current liabilities	(6.9)	(13.4)
Other assets and liabilities, net	(4.4)	21.1

Net cash provided by operating activities	170.7	131.8

Cash flows from investing activities:
Purchase of marketable securities	(3.8)	(162.2)
Sale of marketable securities	5.0	170.7
Maturity of marketable securities	0.2	0.1
Capital expenditures	(133.1)	(99.1)
Proceeds from sale of property, plant and equipment	0.4	—
Purchase of molds and tooling	(3.4)	(1.2)
Acquisitions and divestitures, net of cash acquired	—	(178.3)

Net cash used in investing activities	(134.7)	(270.0)

Cash flows from financing activities:
Repayment of long-term debt	(203.1)	(2.8)
Issuance of long-term debt	150.0	—
Proceeds from issuance of common stock and from exercise of stock options, net	7.2	32.3
Purchase of treasury stock	(15.9)	(19.4)
Debt issuance costs	(3.4)	—

Net cash provided by (used in) financing activities	(65.2)	10.1

Net change in cash and cash equivalents	(29.2)	(128.1)
Cash and cash equivalents at beginning of period	409.0	525.2

Cash and cash equivalents at end of period	$379.8	$397.1

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 30, 2007. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. During the first nine months of 2008, the company recorded approximately $3.6 million of adjustments to previously recorded estimates which increased gross margin by approximately $0.8 million, reduced selling, general and administrative expense by approximately $1.1 million and reduced the provision for income taxes by approximately $1.7 million. The cumulative effect of these adjustments is deemed immaterial. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 30, 2007. Certain amounts for prior periods have been reclassified to conform to the current presentation. The company’s results for the nine months ended September 28, 2008 and September 30, 2007 consist of 39 weeks. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

Note 2 – Financial Statement Details

	September 28, 2008	December 30, 2007
	(In millions)
Inventories, net
Raw materials	$31.6	$34.6
Work in process	124.8	131.5
Finished goods	76.9	77.4

	$233.3	$243.5

	September 28, 2008	December 30, 2007
	(In millions)
Property, plant and equipment
Land and improvements	$24.1	$24.7
Buildings and improvements	324.8	319.0
Machinery and equipment	1,529.4	1,465.8
Construction in progress	92.9	68.3

Total property, plant and equipment	1,971.2	1,877.8
Less accumulated depreciation	1,253.5	1,201.8

	$717.7	$676.0

	September 28, 2008	December 30, 2007
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$54.6	$47.6
Accrued interest	7.0	8.4
Income taxes payable	6.3	11.2
Restructuring	3.2	3.2
Reserve for potential litigation outcomes	—	1.0
Other	30.8	39.1

	$101.9	$110.5

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

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions, except per share data)
Basic:
Net income	$26.7	$20.3	$50.7	$30.0

Weighted average shares outstanding	124.4	124.5	124.6	123.9

Net income per share	$0.21	$0.16	$0.41	$0.24

Diluted:
Net income	$26.7	$20.3	$50.7	$30.0

Basic weighted average shares outstanding	124.4	124.5	124.6	123.9
Assumed exercise of common stock equivalents	0.6	2.3	0.7	2.3

Diluted weighted average common and common equivalent shares	125.0	126.8	125.3	126.2

Net income per share	$0.21	$0.16	$0.40	$0.24

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	19.1	14.0	18.9	14.5

In addition, the computation of diluted earnings per share did not include the assumed conversion of the 5% Convertible Senior Subordinated Notes (Notes) because the effect would have been anti-dilutive. As a result, $8.3 million of interest expense was not added back to the numerator for the nine months ended September 28, 2008, and $2.8 million and $8.3 million of interest expense was not added back to the numerator for the three and nine months ended September 30, 2007, respectively. In addition, potential common shares of 6.7 million were not included in the denominator for the same periods. The Notes did not impact the three months ended September 28, 2008 as they were redeemed in the second quarter of 2008. (See Note 11 for further discussion of the redemption of the Notes.)

Note 4 – Supplemental Cash Flow Information

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(In millions)
Cash paid for:
Income taxes	$16.1	$14.6

Interest	$24.2	$25.4

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

The following table presents the balances of liabilities measured at fair value on a recurring basis as of September 28, 2008.

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives	$3.1	$—	$3.1	$—
Interest Rate Swap	4.5	—	4.5	—

	$7.6	$—	$7.6	$—

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement 133, did not have a material impact on earnings for the three and nine months ended September 28, 2008 and September 30, 2007. No cash flow hedges were derecognized or discontinued during the nine months ended September 28, 2008 and September 30, 2007.

Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that the entire $2.8 million of net unrealized derivative losses included in OCI will be reclassified into earnings within the next twelve months.

Interest Rate Derivatives. The company’s variable-rate debt exposes the company to variability in interest payments due to changes in interest rates. The company uses a forward interest rate swap to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt.

Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and there was no ineffectiveness as of September 28, 2008.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. There is currently $4.5 million of unrealized losses included in OCI. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

Note 6 – Marketable Securities

The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, U.S. government securities and auction rate securities. While the company still holds auction rate securities, the company no longer actively invests in them.

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

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of September 28, 2008.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.8	$0.8
Due after one year through three years	0.3	0.3
Due after three years through ten years	1.1	1.1
Due after ten years	52.0	35.9

	$54.2	$38.1

The fair value of marketable securities are based on quoted market prices at the date of measurement, except for auction rate securities. For the quarters ended prior to September 28, 2008, the fair values of auction rate securities were based on market prices provided by the company’s brokers. The brokers calculated the fair value of the securities on an individual basis by applying a valuation methodology based on a present value of future cash flows model. For the quarter ended September 28, 2008, the company performed its own discounted cash flow (DCF) calculation to determine the estimated fair value of these investments. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. The inputs for management’s DCF were based upon input from a third party valuation specialist as well as the company’s own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from six to twelve years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security.

Under SFAS 157, the company groups marketable securities measured at fair value on a recurring basis in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. (See Note 5 for further discussion of the fair value hierarchy under SFAS 157.)

Level 1 marketable securities include those traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency-backed securities that are traded by dealers or brokers in active over-the-counter markets. The company has no marketable securities classified as Level 2. The marketable securities classified as Level 3 are auction rate securities.

The following table presents the balances of marketable securities measured at fair value on a recurring basis as of September 28, 2008.

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In millions)
Marketable securities	$3.0	$3.0	$—	$—
Auction rate securities	35.1	—	—	35.1

	$38.1	$3.0	$—	$35.1

The following table summarizes the changes in level 3 marketable securities measured at fair value on a recurring basis for the nine months ended September 28, 2008.

Auction Rate Securities
(In millions)
Balance at beginning of period	$48.8
Total realized & unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(13.7)
Purchases, issuances and settlements	—

Balance at end of period	$35.1

In 2007, the company experienced unrealized losses on its investments in auction rate securities primarily caused by reset failures related to disruptions in the credit market, as there were more sellers than buyers of our auction rate securities. During the first nine months of 2008, the company incurred additional unrealized losses on these investments. The company views other-than-temporary impairments as being tied to two types of risk, liquidity risk and credit risk. Liquidity risk arises from situations in which a party interested in trading an asset is unable to find a buyer for that asset. The current market conditions cause the company to place more emphasis on liquidity risk in assessing the temporary nature of unrealized loss positions in its auction rate securities. The company currently has the ability and intent to hold these investments until there is a full recovery of the fair value, which may be maturity.

The company currently believes the liquidity issues in the credit market will stabilize and the company will be able to realize the full value of its investments. The company must also consider credit risk associated with its investments in auction rate securities to determine if there is any other-than-temporary impairment. Currently all of the auction rate securities held by the company are rated investment grade by Moody’s and Standard and Poor’s. The company believes that as long as the issuers of the securities continue to perform without loss any impact on the fair market value of the investments are only temporary. As a result, the company does not consider these investments to be other-than-temporarily impaired at September 28, 2008.

All investments in an unrealized loss position at September 28, 2008 have been in an unrealized loss position for less than twelve months.

Note 7 – Segment Information

Effective December 31, 2007 (first day of fiscal year 2008), the company realigned its operating segments and management structure and, accordingly, its segment reporting. The realignment corresponds with the way the company manages the business and was designed to improve end-market intimacy and segment focus in order to accelerate growth within key end markets. The company is currently organized into three reportable segments: Mobile, Computing, Consumer and Communications (MCCC), Power Conversion, Industrial and Automotive (PCIA) and the Standard Products Group (SPG). MCCC includes low voltage, high power solutions, mobile power solutions, signal conditioning, switches and interface products. PCIA includes high voltage, automotive and power conversion products. SPG, which did not change, includes optoelectronics, standard linear, logic, standard diode and transistors and foundry products.

The following table presents selected operating segment financial information for the three and nine months ended September 28, 2008 and September 30, 2007. Historical amounts in the table below have been reclassified to align with these new operating segments.

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
		(In millions)
Revenue and operating income (loss):
MCCC
Total revenue	$172.9	$166.1	$495.4	$456.0
Operating income	22.0	21.7	56.3	42.1

PCIA
Total revenue	160.7	161.1	472.4	487.9
Operating income	13.5	13.0	28.8	27.0

SPG
Total revenue	94.7	99.6	285.5	294.4
Operating income	7.4	10.8	22.8	26.4

Other
Operating loss (1)	(5.8)	(16.7)	(30.1)	(37.7)

Total consolidated
Total revenue	$428.3	$426.8	$1,253.3	$1,238.3
Operating income	$37.1	$28.8	$77.8	$57.8

(1)	The three and nine months ended September 28, 2008 includes $4.0 million and $16.8 million of stock-based compensation expense and $1.8 million and $13.3 million of restructuring and impairments expense, respectively. The three and nine months ended September 30, 2007 includes $6.1 million and $19.0 million of stock-based compensation expense, $2.4 million and $8.5 million of restructuring and impairments expense, and $7.8 million and $9.5 million in charges for potential litigation outcomes, net, respectively. Also included in the three and nine months ended September 30, 2007 is a net loss of $0.4 million on the sale of a product line. In addition, the nine months ended September 30, 2007 includes $0.3 million of other expense.

Note 8 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of September 28, 2008		As of December 30, 2007
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(In millions)
Identifiable intangible assets:
Developed technology	2 -15 years	$237.6	$(157.1)	$237.6	$(143.2)
Customer base	8 -10 years	81.6	(60.0)	81.6	(58.1)
Core technology	10 years	3.9	(0.6)	3.9	(0.3)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(0.5)	1.0	(0.3)
Process technology	5 years	1.6	(0.5)	1.6	(0.3)
Patents	4 years	5.4	(5.3)	5.4	(5.3)
Trademarks and tradenames	1 year	25.2	(25.2)	25.2	(25.1)

Subtotal		386.7	(279.6)	386.7	(263.0)
Goodwill		365.0	—	353.2	—

Total		$751.7	$(279.6)	$739.9	$(263.0)

Due to the realignment of our segment reporting our new identified reporting units that carry goodwill include MCCC, PCIA, and SPG. The following table presents the carrying amount of goodwill by reporting unit.

	MCCC	PCIA	SPG	Total
	(In millions)
Balance as of September 28, 2008	$161.7	$148.8	$54.5	$365.0
Balance as of December 30, 2007	$161.7	$137.0	$54.5	$353.2

During the nine months ended September 28, 2008, goodwill increased $11.8 million, related to purchase accounting entries for the acquisition of System General Corporation (System General), the total of which was assigned to the PCIA group. The purchase price allocation for the acquisition of System General is complete.

The following table presents the estimated amortization expense for intangible assets for the remainder of 2008 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2008	$5.5
2009	22.0
2010	21.9
2011	17.6
2012	15.4
2013	13.0

Note 9 – Restructuring and Impairments

During the three and nine months ended September 28, 2008, the company recorded restructuring and impairment charges, net of releases, of $1.8 million and $13.3 million, respectively. In the third quarter of 2008, the charges include $0.2 million of employee separation costs and $1.7 million in lease impairment costs associated with the 2008 Infrastructure Realignment Program and $0.1 million in releases associated with the 2007 Infrastructure Realignment Program. Charges for the nine months ended September 28, 2008 also include $2.3 million of employee separation costs, $8.0 million in asset impairment costs and $0.1 million in office closure costs all associated with the 2008 Infrastructure Realignment Program and $1.3 million of employee separation costs and $0.2 million in reserve releases both associated with the 2007 Infrastructure Realignment Program.

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

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the three and nine months ended September 28, 2008 (in millions).

	Accrual Balance at 12/30/2007	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/30/2008
2007 Infrastructure Realignment Program:
Employee Separation Costs	$3.2	$0.3	$(1.5)	$(0.1)	$—	$1.9

	$3.2	$0.3	$(1.5)	$(0.1)	$—	$1.9

	Accrual Balance at 3/30/2008	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 6/29/2008
2007 Infrastructure Realignment Program:
Employee Separation Costs	$1.9	$1.0	$(1.3)	$(0.1)	$—	$1.5

2008 Infrastructure Realignment Program:
Employee Separation Costs	—	2.3	(1.3)	—	—	1.0
Asset Impairment Costs	—	8.0	—	—	(8.0)	—
Office Closure Costs	—	0.1	(0.1)	—	—	—

	$1.9	$11.4	$(2.7)	$(0.1)	$(8.0)	$2.5

	Accrual Balance at 6/29/2008	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 9/28/2008
2007 Infrastructure Realignment Program:
Employee Separation Costs	$1.5	$—	$(0.5)	$(0.1)	$—	$0.9

2008 Infrastructure Realignment Program:
Employee Separation Costs	1.0	0.2	(0.3)	—	—	0.9
Lease Impairment Costs	—	1.7	(0.3)	—	—	1.4

	$2.5	$1.9	$(1.1)	$(0.1)	$—	$3.2

The company expects to substantially complete payment of employee severance related restructuring accruals by the first quarter of 2009. In addition, payouts associated with the lease impairment will be made on a regular basis and will be complete by the fourth quarter of 2011.

Note 10 – Contingencies

Patent Litigation with Power Integrations, Inc. On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. Power Integrations alleges that certain of the company’s pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing the company from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. The company has analyzed the Power Integrations patents in light of the company’s products and, based on that analysis, does not believe the company’s products violate Power Integrations’ patents. Accordingly, the company is vigorously contesting this lawsuit. The company also petitioned the U.S. Patent and Trademark Office for reexamination of all unexpired patent claims asserted in the case (those being all asserted claims from three of the four patents asserted in the case; the fourth patent has expired), and as a consequence the patent office initiated reexamination proceedings on all of those claims. In the first half of 2008, in the patent office’s first formal correspondence regarding the validity of the patents, all of those asserted claims were rejected by the patent office. Power Integrations has filed a response with the patent office arguing to reinstate all of the asserted claims.

The trial in the case was divided into three phases. The first phase, held in October 2006, was on infringement, the willfulness of any infringement, and damages. On October 10, 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products infringe one or more of seven claims of the four patents being asserted. The jury also found that the company’s infringement was willful, and assessed damages against the company of approximately $34 million. That verdict remains subject to the company’s appeal. The second phase of the trial, held in September 2007 before a different jury, was on the validity of the Power Integrations patents being asserted. On September 21, 2007 a jury returned a verdict in the second phase, finding that the four Power Integrations patents asserted in the lawsuit are valid. The third phase of the trial began on September 21, 2007, and covered the enforceability of the patents. On September 24, 2008, the court ruled on the third phase, finding that the patents are enforceable.

The parties are awaiting the court’s final rulings on post-trial motions and a final judgment. Power Integrations is seeking an injunction to prevent the company from making, selling or offering to sell in the United States, or from importing into the United States, products found to have infringed the asserted patents.

The jury in the first phase of the trial assessed damages against the company of approximately $34 million. Because the jury also found that the company’s infringement was willful, the judge in the case has discretion to increase the damages award by up to three times the amount of the final damages award. It is also possible that the company could be required to pay Power Integrations’ attorney’s fees and pre-judgment interest.

Any damages award or injunction would be subject to appeal and the company expects to contest several aspects of the litigation and would carefully consider an appeal at the appropriate time. The company believes one aspect of the jury’s verdict finding that the company had willfully infringed the Power Integrations patents should be dismissed or put to a new trial because of an August 20, 2007 decision by the U.S. Court of Appeals for the Federal Circuit that significantly changed the law of willfulness as applied to patent infringement cases. The company is also requesting a reduction in the level of damages awarded in the first phase of the litigation because of errors that the company believes were made in the calculation of damages. The company also plans to contest the jury’s finding in the second (validity) phase of the case as well as other decisions made by the court during the course of the litigation, including the division of the trial into several phases, rulings construing the claims of the patents involved and limitations on the evidence the company was permitted to present. If the company chooses to appeal, the company would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the pendency of the appeal. Should the company ultimately lose the lawsuit, or if an injunction is issued while an appeal is pending, such result could have an adverse impact on the company’s ability to sell products found to be infringing, either directly or indirectly in the U.S.

On May 23, 2008, Power Integrations filed another lawsuit against the company, Fairchild Semiconductor Corporation and the company’s wholly owned subsidiary System General Corporation in the United States District Court for the District of Delaware, alleging infringement of three patents. Power Integrations has not stated how any specific products allegedly infringe any asserted claim at issue in the lawsuit. Of the three patents claimed in this lawsuit, two are patents that were asserted against the company and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. As mentioned above, all claims asserted in the first lawsuit from these two patents have been rejected by the patent office in their first formal correspondence, and Power Integrations has filed a response with the patent office arguing that the claims are valid. The company believes it has strong defenses against Power Integrations claims and intends to vigorously defend this second lawsuit.

On October 14, 2008, Fairchild Semiconductor Corporation and System General Corporation filed a patent infringement lawsuit against Power Integrations in the United States District Court for the District of Delaware, alleging that certain Power Integrations’ pulse-width modulation (PWM) integrated circuit products infringe one or more claims of three U.S. patents owned by System General. The lawsuit seeks monetary damages and an injunction preventing the manufacture, use, sale, offer for sale or importation of Power Integrations products found to infringe the asserted patents.

Settlement of Patent Litigation with Alpha & Omega Semiconductor, Inc. On October 17, 2008, the company and Alpha & Omega Semiconductor, Inc. agreed to a settlement of the existing lawsuits between the parties. The settlement encompasses actions that each party filed in the United States as well as in Taiwan. The agreement includes cross licensing agreements and an immaterial settlement amount to be paid to the company.

The company has analyzed the potential litigation outcomes from the above mentioned claims in accordance with SFAS 5, Accounting for Contingencies. While the exact amount of these losses is not known, the company has recorded a charge for potential litigation outcomes in the Consolidated Statement of Operations, based upon the company’s assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of September 28, 2008 the company’s reserve for potential litigation outcomes was $10.0 million.

From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on the company’s business, financial condition, results of operations or cash flows.

Note 11 – Long-Term Debt

On May 16, 2008, the company borrowed an additional $150 million under the company’s existing senior credit facility. In conjunction with the close of this incremental term loan, the company initiated the call of the company’s $200 million 5.0% convertible senior subordinated notes due November 1, 2008. The redemption amount was paid on June 9, 2008 using proceeds from the incremental term loan and cash on hand. The incremental term loan feature has an interest rate of LIBOR (London Interbank Offered Rate) plus 2.50%. The company incurred cash charges of $3.4 million related to the incremental borrowing all of which were deferred and will be amortized over the term of the debt.

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

Overview

Our primary business goal for 2008 is to continue our focus on new product development and new business opportunities. The development of new products will increase our mix of more proprietary, higher margin products as we continue to deemphasize outdated, lower margin products. Our focus is to be the supplier of choice that profitably provides important power management and signal path solutions for our customers. We are working to develop innovative power conversion and switching solutions that meet the highest efficiency standards. We reduced packaging costs in 2008 as we continue an insourcing program we began in 2007.

Beginning late in the third quarter of 2008, we observed progressively weakening order rates which we attribute to the current uncertainty in global economic conditions. Our current business forecasting is hampered by poor forward visibility, as our original equipment manufacturers and distributor end customers become increasingly cautious in their booking activity. While we cannot predict how long this down cycle will last, we are proactively taking actions to manage our business through it. We are doing this primarily through careful inventory and expense management.

We continue to manage our production output to match end market demand and tightly control our inventory. This includes our target of keeping our distribution inventory on hand at 11 weeks, plus or minus a week. At the end of the third quarter of 2008, distribution inventory on hand was at the midpoint of our target range. We also continue to manage our internal inventories, with a target range of 10 weeks of internal inventory, plus or minus a week. Our internal inventory at the end of the third quarter of 2008 was at approximately 10 weeks. By actively managing inventories we reduce the impact that inventory corrections can have on our shipments and revenues. These inventory levels will allow us to be responsive to our customers during these challenging economic conditions.

We are aggressively managing our manufacturing and operating expenses as evidenced by our significant spending reduction in the third quarter of 2008. We are taking actions to at least maintain this trend in the fourth quarter of 2008.

Effective for the first quarter of 2008, we have realigned our operating segments and management structure and, accordingly, our segment reporting. The realignment corresponds with the way we manage the business and was designed to improve end-market intimacy and segment focus in order to accelerate growth within key end markets. The new structure will allow us to better leverage our product and market knowledge to provide customers a more comprehensive set of power management and analog solutions. The new segments are Mobile, Computing, Consumer and Communications (MCCC); Power Conversion, Industrial and Automotive (PCIA); and the Standard Products Group (SPG), which did not change. All segment reporting within management’s discussion and analysis has been restated to reflect this change.

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

PCIA’s focus is to capitalize on the growing demand for greater energy efficiency in power supplies, battery chargers and automobiles. We are a leader in power factor correction, low standby power consumption designs and innovative switching techniques that enable greater efficiency under load. Improving the efficiency of our customers’ products is vital to meeting new energy efficiency regulations. Effectively managing the power conversion and initial voltage regulation in power supplies is one of the greatest opportunities we have to improve overall system efficiency. We believe the growing global focus on energy efficiency will continue to drive strong growth in this product line.

SPG remains unchanged in its mission to profitably manage its business for superior cash flow and return on assets. We continue to follow an “asset-light” investment strategy for many of our standard products, which typically have lower gross margins and lower or negative long-term sales growth potential. Through this strategy we are gradually transferring the manufacturing of some of these mature products to third-party subcontractors, where appropriate, thereby allowing our own manufacturing facilities to focus on building higher growth, higher margin and more proprietary products. This strategy should improve return on invested capital by minimizing the operating expenses required to support the business. We believe that by following this long term “asset-light” approach for mature products, we will improve our return on invested capital and reduce our exposure to falling prices on commodity products during industry downturns.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Nine Months Ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
	(Dollars in millions)
Total revenue	$428.3	100.0%	$426.8	100.0%	$1,253.3	100.0%	$1,238.3	100.0%
Gross margin	128.2	29.9%	129.4	30.3%	370.3	29.5%	355.5	28.7%

Operating expenses:
Research and development	29.1	6.8%	26.9	6.3%	89.2	7.1%	82.4	6.7%
Selling, general and administrative	54.7	12.8%	57.3	13.4%	173.4	13.8%	175.0	14.1%
Amortization of acquisition-related intangibles	5.5	1.3%	5.6	1.3%	16.6	1.3%	18.0	1.5%
Restructuring and impairments	1.8	0.4%	2.4	0.6%	13.3	1.1%	8.5	0.7%
Charge for potential litigation outcomes, net	—	0.0%	7.8	1.8%	—	0.0%	9.5	0.8%
Loss on sale of product line, net	—	0.0%	0.4	0.1%	—	0.0%	0.4	0.0%
Purchased in-process research and development	—	0.0%	0.2	0.0%	—	0.0%	3.9	0.3%

Total operating expenses	91.1	21.3%	100.6	23.6%	292.5	23.3%	297.7	24.0%

Operating income	37.1	8.7%	28.8	6.7%	77.8	6.2%	57.8	4.7%

Other expense, net	5.4	1.3%	5.0	1.2%	16.9	1.3%	15.2	1.2%

Income before income taxes	31.7	7.4%	23.8	5.6%	60.9	4.9%	42.6	3.4%

Provision for income taxes	5.0	1.2%	3.5	0.8%	10.2	0.8%	12.6	1.0%

Net income	$26.7	6.2%	$20.3	4.8%	$50.7	4.0%	$30.0	2.4%

Total Revenue. Total revenue in the third quarter and first nine months of 2008 increased $1.5 million and $15.0 million, or approximately flat and 1%, respectively, as compared to the same periods in 2007. Included in the nine month increase is approximately $1.4 million of additional revenue resulting from a full first quarter of revenue related to the acquisition of System General as compared to a partial first quarter of revenue in 2007.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the United States, Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three and nine months ended September 28, 2008 and September 30, 2007.

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
United States	8%	9%	8%	9%
Other Americas	3	2	3	3
Europe	12	12	13	12
China	33	30	30	29
Taiwan	20	21	21	21
Korea	12	13	13	13
Other Asia/Pacific	12	13	12	13

Total	100%	100%	100%	100%

Gross Margin. Gross margin dollars in the third quarter decreased approximately 1% but increased 4% in the first nine months of 2008, as compared to the same periods in 2007. The increase in gross margin is due to increased revenue, improved product mix and lower inventory obsolescence costs, offset by higher energy and raw materials costs. In addition, included in gross margin in the first nine months of 2007 is a purchase accounting charge related to the System General acquisition of $3.7 million. The charge was an incremental expense for the recognition of the step-up of inventory to fair market value at the acquisition date.

Operating Expenses. Research and development (R&D) increased in the third quarter and first nine months of 2008, as compared to the same periods in 2007. R&D increased due to spending for new product development, investments in manufacturing cost reduction programs and increases in variable compensation. Selling, general and administrative (SG&A) expenses decreased in the third quarter of 2008 and first nine months of 2008, as compared to the same periods in 2007, due to continued cost discipline and reduced equity compensation, offset slightly by increased variable compensation.

The decrease in amortization of acquisition-related intangibles during the third quarter and first nine months of 2008 is due to certain intangibles becoming fully amortized. For the nine month period, the decrease was partially offset by an increase of approximately $0.5 million in amortization expense due to a full first quarter of expense related to the System General acquisition in 2008 as compared to a partial quarter of expense in the first quarter of 2007.

Restructuring and Impairments. During the three and nine months ended September 28, 2008, we recorded restructuring and impairment charges, net of releases, of $1.8 million and $13.3 million, respectively. In the third quarter of 2008, the charges include $0.2 million of employee separation costs and $1.7 million in lease impairment costs for the streamlining of warehouse operations associated with the 2008 Infrastructure Realignment Program and $0.1 million in releases associated with the 2007 Infrastructure Realignment Program. Charges for the nine months ended September 28, 2008 also include $2.3 million of employee separation costs, $8.0 million in asset impairment costs and $0.1 million in office closure costs all associated with the 2008 Infrastructure Realignment Program and $1.3 million of employee separation costs and $0.2 million in reserve releases both associated with the 2007 Infrastructure Realignment Program.

During the three and nine months ended September 30, 2007, we recorded $2.4 million and $8.5 million, respectively, in restructuring and impairment charges associated with the 2006 and 2007 Infrastructure Realignment Programs. In the third quarter of 2007, the $2.4 million was primarily related to employee separation costs associated with the 2007 Infrastructure Realignment Program. The first nine months of 2007 also includes $2.6 million in employee separation costs, $2.4 million in asset impairment costs and $0.2 million in contract cancellation costs, all associated with the 2007 Infrastructure Realignment Program. In addition, there was $0.6 million in severance charges and $0.3 million in employee separation costs associated with the 2006 Infrastructure Realignment Program.

The 2007 Infrastructure Realignment Program is partially complete and is expected to be substantially complete by the first quarter of 2009. This action impacts approximately 105 manufacturing and non-manufacturing personnel. We achieved annualized cost savings associated with the employee separation costs of approximately $7.8 million during the first nine months of 2008. We also achieved annualized depreciation cost savings of $0.8 million related to the asset impairment charges. We expect annualized cost savings of approximately $1.4 million effective during the fourth quarter of 2008 associated with severance charges incurred during the second quarter of 2008.

Employee severance related accruals associated with the 2008 Infrastructure Realignment Program are expected to be substantially complete by the first quarter of 2009. This action impacts approximately 85 manufacturing and non-manufacturing personnel. We expect annualized cost savings associated with the employee separation costs of approximately $4.9 million with a partial effect in the third quarter of 2008 and a full impact by the first quarter of 2009. In addition, we achieved annualized depreciation cost savings of approximately $1.6 million related to the asset impairment charges effective the third quarter of 2008. We expect annualized cost savings associated with the lease impairment of approximately $0.5 million effective during the third quarter of 2008.

Purchased In-Process Research and Development (IPR&D). In the third quarter and first nine months of 2007, we recorded $0.2 million and $3.9 million of IPR&D as a result of the acquisition of System General.

Other Expense, net.

The following table presents a summary of other expense, net for the three and nine months ended September 28, 2008 and September 30, 2007.

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(In millions)
Interest expense	$7.6	$9.7	$25.5	$29.0
Interest income	(2.4)	(4.9)	(9.4)	(14.3)
Other (income) expense, net	0.2	0.2	0.8	0.5

Other expense, net	$5.4	$5.0	$16.9	$15.2

Interest expense. Interest expense in the third quarter and first nine months of 2008 decreased $2.1 million and $3.5 million, respectively, as compared to the same periods in 2007, primarily due to lower interest rates on outstanding debt and lower debt balances.

Interest income. Interest income in the third quarter and first nine months of 2008 decreased $2.5 million and $4.9 million, respectively, as compared to the same periods in 2007, as a result of lower invested balances in cash and cash equivalents and lower rates of return.

Income Taxes. Income taxes for the third quarter and first nine months of 2008 were $5.0 million and $10.2 million on income before taxes of $31.7 million and $60.9 million, respectively, as compared to income taxes of $3.5 million and $12.6 million on income before taxes of $23.8 million and $42.6 million, respectively, for the comparable periods in 2007. The effective tax rate for the third quarter and first nine months of 2008 was 15.8% and 16.7%, respectively, compared to 14.7% and 29.6%, respectively, for the comparable periods of 2007. The change in effective tax rate is primarily due to shifts of income among jurisdictions with differing tax rates, foreign currency revaluations of tax liabilities, the impact of the first quarter 2007 tax contingencies as a result of implementation of Financial Interpretation (FIN) 48, as well as a net tax benefit of $1.7 million recorded in the second quarter of 2008 relating to adjustments to prior year estimates. The net benefit included additional withholding tax expense associated with historical license fees cross-charged to a foreign jurisdiction which imposes a withholding tax on outbound payments, offset by the release of excess state tax accruals primarily relating to the repatriation of prior year’s foreign earnings. In the first nine months of 2008, the valuation allowance on our deferred tax assets was increased by $0.9 million. In the third quarter of 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $22.9 million relating to our Malaysian manufacturing incentives. This amount represents a cumulative incentive balance covering both current and prior accounting periods. Although the deferred tax asset and accompanying valuation allowance should have been grossed up for the incentives in prior periods, the results have been determined to be immaterial. Offsetting this increase to the valuation allowance on our deferred tax assets was the utilization of certain tax assets in the U.S. during the first nine months of 2008. The overall increase did not impact our results of operations.

In accordance with Accounting Principles Board (APB) Opinion 23, Accounting for Income Taxes – Special Areas, deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. After further analysis of our APB 23 position regarding the February 2007 acquisition of System General in Taiwan, a decision was made not to be permanently reinvested in Taiwan as the local laws provide incentives to companies to declare and distribute annual dividends. In addition, with the closing of one of our foreign operations, which ultimately will result in the repatriating of undistributed earnings, a decision was made not to be permanently reinvested at that site.

Reportable Segments.

The following tables present comparative disclosures of revenue and gross margin of our reportable segments.

	Three Months Ended
	September 28, 2008				September 30, 2007
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$172.9	40.4%	35.2%	$22.0	$166.1	38.9%	35.8%	$21.7
PCIA	160.7	37.5%	30.2%	13.5	161.1	37.7%	30.6%	13.0
SPG	94.7	22.1%	21.2%	7.4	99.6	23.4%	21.9%	10.8
Other (1)	—	—	—	(5.8)	—	—	—	(16.7)

Total	$428.3	100.0%	29.9%	$37.1	$426.8	100.0%	30.3%	$28.8

	Nine Months Ended
	September 28, 2008				September 30, 2007
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Profit %	Operating Income (loss)
	(Dollars in millions)
MCCC	$495.4	39.5%	35.4%	$56.3	$456.0	36.8%	34.7%	$42.1
PCIA	472.4	37.7%	29.3%	28.8	487.9	39.4%	28.7%	27.0
SPG	285.5	22.8%	21.1%	22.8	294.4	23.8%	20.9%	26.4
Other (1)	—	—	—	(30.1)	—	—	—	(37.7)

Total	$1,253.3	100.0%	29.5%	$77.8	$1,238.3	100.0%	28.7%	$57.8

(1)	The three and nine months ended September 28, 2008 includes $4.0 million and $16.8 million of stock-based compensation expense and $1.8 million and $13.3 million of restructuring and impairments expense, respectively. The three and nine months ended September 30, 2007 includes $6.1 million and $19.0 million of stock-based compensation expense, $2.4 million and $8.5 million of restructuring and impairments expense, and $7.8 million and $9.5 million in charges for potential litigation outcomes, net, respectively. Also included in the three and nine months ended September 30, 2007 is a net loss of $0.4 million on the sale of a product line. In addition, the nine months ended September 30, 2007 includes $0.3 million of other expense.

Mobile, Computing, Consumer and Communication. MCCC revenue increased approximately 4% and 9% in the third quarter and first nine months of 2008, respectively, as compared to the same periods in 2007. The overall increase in revenue was primarily driven by increases in unit volumes which were offset by decreases in average selling prices. The increase in unit volumes was driven by strong market demand for computing MOSFETs, switches and ultraportable products. Gross margin increased mainly due to increased revenue, improved product mix and lower inventory obsolescence costs.

MCCC had operating income of $22.0 million and $56.3 million in the third quarter and first nine months of 2008, respectively, compared to $21.7 million and $42.1 million for the comparable periods in 2007. The increase in operating income was due to higher gross margin, slightly offset by higher R&D expenses to support continue growth and SG&A expenses due to increased variable compensation and legal costs associated with litigation. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized.

Power Conversion, Industrial and Automotive. PCIA revenue was flat in the third quarter of 2008, while revenue decreased approximately 3% in first nine months of 2008, compared to the same periods in 2007. The overall decrease in revenue was driven by decreases in unit volumes which were partially offset by increases in average selling prices due to the introduction of higher margin new products and changes in product mix. In addition, PCIA includes a full first quarter of revenue in 2008 related to the acquisition of System General as compared to six weeks of revenue in the first quarter of 2007. The revenue decreases in the first nine months of 2008 were primarily driven by increased competition and reduced demand in our high voltage and power conversion products, offset by increases in demand for mobile charger products. Gross margin dollars decreased due to lower revenue and unit volumes, higher manufacturing costs as the result of lower factory utilization and unfavorable mix. Included in gross margin in first nine months of 2007 is a purchase accounting charge related to the System General acquisition of $3.7 million. The charge was an incremental expense for the recognition of the step-up of inventory to fair market value at the acquisition date.

PCIA had operating income of $13.5 million and $28.8 million in the third quarter and first nine months of 2008, respectively, compared to $13.0 million and $27.0 million for the comparable periods in 2007. The increase in operating income was mainly due to IPR&D expense included in the first nine months of 2007, of which there is no comparable amount in 2008, and lower SG&A expenses due to continued cost discipline. The increase was partially offset by reduced gross profit and higher R&D expenses due to new product development. In addition, R&D increased as a result of a full first quarter of expense related to the acquisition of System General as compared to a partial quarter of expense in the first quarter of 2007. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized; this was offset slightly by an increase due to a full first quarter of expense related to the System General acquisition as compared to a partial quarter of expense in the first quarter of 2007.

Standard Products. SPG revenue decreased approximately 5% and 3% in the third quarter and first nine months of 2008, respectively, as compared to the same periods in 2007. The overall decrease in revenue was primarily driven by decreases in unit volumes. Generally, we anticipate that SPG as a percentage of total revenue will continue to decrease, as we expect to experience faster growth in our MCCC and PCIA segments. While we anticipate revenue will continue to decline as a percentage of our total revenue, our strategy is to manage SPG more selectively, while maintaining or increasing our margins in this business. The decrease in gross margins is due to lower revenues as the result of lower unit volumes.

SPG had operating income of $7.4 million and $22.8 million in the third quarter and first nine months of 2008, respectively, compared to $10.8 million and $26.4 million for the comparable periods in 2007. The decrease in operating income was due to reduced gross profit and higher SG&A and R&D spending. R&D increased due to investments in manufacturing cost reduction programs and new product introductions. SG&A increased due to increases in variable compensation. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized.

Liquidity and Capital Resources

On May 16, 2008, we borrowed an additional $150 million from an incremental term loan under our existing senior credit facility. In conjunction with the close of the incremental term loan we initiated the call of our $200 million 5.0% convertible senior subordinated notes due November 1, 2008. The redemption amount was paid on June 9, 2008 using proceeds from the incremental term loan and cash on hand. The incremental term loan feature has an interest rate of LIBOR (London Interbank Offered Rate) plus 2.50%. The company incurred cash charges of $3.4 million related to the incremental borrowing all of which were deferred and will be amortized over the term of the debt.

We have a borrowing capacity of $100.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At September 28, 2008, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $78.5 million available under this senior credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $6.9 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

Our senior credit facility, which includes $525 million of term loans and the $100.0 million revolving line of credit, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At September 28, 2008, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. We had capital expenditures of $133.1 million in the first nine months of 2008.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. Our debt rating as of September 28, 2008 by Standard and Poor’s is BB. The sale of additional equity securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

As of September 28, 2008, we had $10.4 million of unrecognized tax benefits, compared to approximately $13.8 million at December 30, 2007. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

As of September 28, 2008, our cash, cash equivalents and short-term and long-term marketable securities were $417.9 million, a decrease of $44.2 million from December 30, 2007. As of September 28, 2008, $35.1 million of auction rate securities are included in long-term marketable securities. In 2007, we experienced unrealized losses on our investments in auction rate securities primarily caused by reset failures related to disruptions in the credit market, as there were more sellers than buyers of our auction rate securities. During the first nine months of 2008, we incurred additional unrealized losses on these investments. We view other-than-temporary impairments as being tied to two types of risk, namely liquidity risk and credit risk. Liquidity risk arises from situations in which a party interested in trading an asset is unable to find a buyer for that asset. We currently have the ability and intent to hold these investments until there is a full recovery of the fair value, which may be maturity. Contractual maturities for these investments exceed ten years. We believe the liquidity issues in the credit market will stabilize and we will be able to realize the full value of our investments. In addition, with regards to credit risk; all of the auction rate securities we hold continue to be rated at investment grade by either Moody’s or Standard and Poors. If the credit rating on these securities is downgraded below investment grade, or we otherwise assess a triggering event of other than temporary impairment of these assets, we may be required to adjust the carrying value of these investments through an impairment charge in our income statement.

During the first nine months of 2008, our cash provided by operating activities was $170.7 million compared to $131.8 million in the comparable period of 2007. The following table presents a summary of net cash provided by operating activities during the first nine months of 2008 and 2007.

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(In millions)
Net income	$50.7	$30.0
Depreciation and amortization	100.8	94.8
Non-cash stock-based compensation	16.8	19.0
Deferred income taxes, net	2.6	(6.2)
Purchased in-process research & development	—	3.9
Other, net	10.0	4.7
Change in other working capital accounts	(10.2)	(14.4)

Net cash provided by operating activities	$170.7	$131.8

Cash provided by operating activities increased $38.9 million during the first nine months of 2008 as compared to the same period of 2007. The increase was mainly due to increased net income in 2008 as well as larger non-cash charges against net income.

Cash used in investing activities during the first nine months of 2008 totaled $134.7 million compared to $270.0 million for the comparable period of 2007. The decrease in the use of cash is primarily the result of the net cash payment of $179.8 million for the acquisition of System General in the first nine months of 2007. There was no comparable investment in 2008. In addition, we no longer purchase short-term marketable securities and there were higher capital expenditures in 2008. Our capital expenditures as a percent of sales during the first nine months of 2008 was 11% compared to 8% in the same period in 2007.

Cash used in financing activities totaled $65.2 million in the first nine months of 2008 as compared to cash provided by financing activities of $10.1 million in the comparable period of 2007. The decrease was primarily due to the use of $50 million of cash in the redemption of our 5% convertible senior subordinated notes. Additionally, there were more proceeds from the exercise of stock options in 2007.

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

Forward Looking Statements

This quarterly report includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Risk Factors section. Among these factors are the following: current economic uncertainty, including disruptions in the credit markets, as well as future economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); technological and product development risks, including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of manufacturing capacity; the risk of production delays; the inability to attract and retain key management and other employees; risks related to warranty and product liability claims; risks inherent in doing business internationally; changes in tax regulations or the migration of profits from low tax jurisdictions to higher tax jurisdictions; availability and cost of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of the fiscal year that begins after November 15, 2007. We did not elect to measure any items at fair value under the guidance in SFAS 159.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB 51. This statement amends Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 will not impact our consolidated financial position and results of operations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of September 28, 2008, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first nine months of 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Patent Litigation with Power Integrations, Inc. On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. Power Integrations alleges that certain of our pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. We have analyzed the Power Integrations patents in light of our products and, based on that analysis, do not believe our products violate Power Integrations’ patents. Accordingly, we are vigorously contesting this lawsuit. We also petitioned the U.S. Patent and Trademark Office for reexamination of all unexpired patents claims asserted in the case (those being all asserted claims from three of the four patents asserted in the case; the fourth patent has expired), and as a consequence the patent office initiated reexamination proceedings on all of those claims. In the first half of 2008, in the patent office’s first formal correspondence regarding the validity of the patents, all of those asserted claims were rejected by the patent office. Power Integrations has filed a response with the patent office arguing to reinstate all of the asserted claims.

The trial in the case was divided into three phases. The first phase, held in October 2006, was on infringement, the willfulness of any infringement, and damages. On October 10, 2006, a jury returned a verdict finding that thirty-three of our PWM products infringe one or more of seven claims of the four patents being asserted. The jury also found that our infringement was willful, and assessed damages against us of approximately $34 million. That verdict remains subject to our appeal. The second phase of the trial, held in September 2007 before a different jury, was on the validity of the Power Integrations patents being asserted. On September 21, 2007 a jury returned a verdict in the second phase, finding that the four Power Integrations patents asserted in the lawsuit are valid. The third phase of the trial began on September 21, 2007, and covered the enforceability of the patents. On September 24, 2008, the court ruled on the third phase, finding that the patents are enforceable.

The parties are awaiting the court’s final rulings on post-trial motions and a final judgment. Power Integrations is seeking an injunction to prevent us from making, selling or offering to sell in the United States, or from importing into the United States, products found to have infringed the asserted patents.

The jury in the first phase of the trial assessed damages against us of approximately $34 million. Because the jury also found that our infringement was willful, the judge in the case has discretion to increase the damages award by up to three times the amount of the final damages award. It is also possible that we could be required to pay Power Integrations’ attorney’s fees and pre-judgment interest.

Any damages award or injunction would be subject to appeal and we expect to contest several aspects of the litigation and would carefully consider an appeal at the appropriate time. We believe one aspect of the jury’s verdict finding that we had willfully infringed the Power Integrations patents should be dismissed or put to a new trial because of an August 20, 2007 decision by the U.S. Court of Appeals for the Federal Circuit that significantly changed the law of willfulness as applied to patent infringement cases. We are also requesting a reduction in the level of damages awarded in the first phase of the litigation because of errors that we believe were made in the calculation of damages. We also plan to contest the jury’s finding in the second (validity) phase of the case as well as other decisions made by the court during the course of the litigation, including the division of the trial into several phases, rulings construing the claims of the patents involved and limitations on the evidence we were permitted to present. If we choose to appeal, we would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the pendency of the appeal. Should we ultimately lose the lawsuit, or if an injunction is issued while an appeal is pending, such result could have an adverse impact on our ability to sell products found to be infringing, either directly or indirectly in the U.S.

On May 23, 2008, Power Integrations filed another lawsuit against us, Fairchild Semiconductor Corporation and our wholly owned subsidiary System General Corporation in the United States District Court for the District of Delaware, alleging infringement of three patents. Power Integrations has not stated how any specific products allegedly infringe any asserted claim at issue in the lawsuit. Of the three patents claimed in this lawsuit, two are patents that were asserted against us and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. As mentioned above, all claims asserted in the first lawsuit from these two patents have been rejected by the patent office in their first formal correspondence, and Power Integrations has filed a response with the patent office arguing that the claims are valid. We believe we have strong defenses against Power Integrations’ claims and intend to vigorously defend this second lawsuit.

On October 14, 2008, Fairchild Semiconductor Corporation and System General Corporation filed a patent infringement lawsuit against Power Integrations in the United States District Court for the District of Delaware, alleging that certain Power Integrations’ pulse-width modulation (PWM) integrated circuit products infringe one or more claims of three U.S. patents owned by System General. The lawsuit seeks monetary damages and an injunction preventing the manufacture, use, sale, offer for sale or importation of Power Integrations products found to infringe the asserted patents.

Settlement of Patent Litigation with Alpha & Omega Semiconductor, Inc. On October 17, 2008, we and Alpha & Omega Semiconductor, Inc. agreed to a settlement of the existing lawsuits between us. The settlement encompasses actions that each party filed in the United States as well as in Taiwan. The agreement includes cross licensing agreements and an immaterial settlement amount to be paid to us.

We have analyzed the potential litigation outcomes from the above mentioned claims in accordance with SFAS 5, Accounting for Contingencies. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in our Consolidated Statement of Operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of September 28, 2008 our balance for potential litigation outcomes was $10.0 million.

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

Our common stock, which is traded on The New York Stock Exchange, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts’ estimates and financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock. At the end of the third quarter of 2008, our market capitalization dropped below our net book value as a result of a decline in the value of our stock. We determined that this did not impact our goodwill valuation. We considered several factors in this determination including the severity and relative short length of time of the market decline, the fact that the decline is not specific to our stock and the fundamental soundness of our business has not changed.

We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues.

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations because of industry practice or custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate, the current global economic uncertainty may result in lower than expected demand, which may impact our customers’ target inventory levels as they manage their business through this period. We continue to carefully manage our inventory, however our current business forecasting is hampered by poor forward visibility and it is difficult to determine what demand will be for the fourth quarter of 2008 and first quarter of 2009.

Downturns in the highly cyclical semiconductor industry or changes in end user market demands could reduce the profitability and overall value of our business, which could cause the trading price of our stock to decline or have other adverse effects on our financial position.

The semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. As we have experienced in the past, the current uncertainty and downturn in global economic conditions could negatively affect us and the rest of the semiconductor industry, by causing us to experience backlog cancellations and reduced demand for our products, resulting in significant revenue declines, due to excess inventories at our customers, especially in the technology and automotive sectors. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products, and our efforts to reduce excess inventories that may have built up as a result of any of these factors. The markets for our products depend on continued demand for consumer electronics such as personal computers, cellular telephones, and digital cameras, and automotive, household and industrial goods. These end user markets may experience changes in demand that could adversely affect our prospects.

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

Our revenue and gross margin guidance are based on certain levels of consumer and corporate spending. If our projections of these expenditures fail to materialize, due to reduced consumer or corporate spending from increased energy prices or otherwise, our revenues and gross margins could be adversely affected. For example, beginning in the third quarter of 2008 we observed progressively weakening order rates which we attribute to the current uncertainty in global economic conditions. Our current business forecasting is hampered by poor forward visibility, as our OEM and distributor end customers become increasingly cautious in their booking activity. While we cannot predict how long this down cycle will last, we are proactively taking actions to manage our business through it.

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

Distributors accounted for 66% of our net sales for the quarter ended September 28, 2008. Our top five distributors worldwide accounted for 19% of our net sales for the quarter ended September 28, 2008. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

The semiconductor business is very competitive, especially in the markets we serve, and increased competition could reduce the value of an investment in our company.

The semiconductor industry is, and the standard component or “multi-market” semiconductor product markets in particular are, highly competitive. Competitors offer equivalent or similar versions of many of our products, and customers may switch from our products to competitors’ products on the basis of price, delivery terms, product performance, quality, reliability and customer service or a combination of any of these factors. Competition is especially intense in the multi-market semiconductor segment because it is relatively easier for customers to switch suppliers of more standardized, multi-market products like ours, compared to switching suppliers of more highly integrated or customized semiconductor products such as processors or system-on-a-chip products, which we do not manufacture. In the past we have experienced decreases in prices during “down” cycles in the semiconductor industry, and this may occur again as a result of the recent downturn in global economic conditions. Even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. Competition in the various markets in which we participate comes from companies of various sizes, many of which are larger and have greater financial and other resources than we have and thus are better able to pursue acquisition candidates and can better withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

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

For example, from time to time since late 2001, we have received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound, and we have been named in lawsuits relating to these mold compound claims. If we continue to receive additional claims for damages from customers beyond the period of time normally observed for such claims, if more of these claims proceed to litigation, or if we choose to settle claims in settlement of or to avoid litigation, then we may incur further liability.

Our international operations subject our company to risks not faced by domestic competitors.

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 77% of our revenues in the third quarter of 2008 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 12% of our revenue for the quarter ended September 28, 2008.

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

Our Chinese subsidiary, Fairchild Semiconductor (Suzhou), Co. Ltd, was granted a 10 year preferential income tax holiday by the Chinese government as one of the incentives for locating in the Suzhou Industrial Park. On March 16, 2007, the Chinese government passed the unified enterprise income tax law to unify the taxing structure among foreign invested enterprises and domestic enterprises. The new legislation, effective January 1, 2008, “grandfathers” enterprises currently enjoying tax incentives for a maximum period of five years. Fairchild Semiconductor (Suzhou), Co. Ltd will continue to enjoy these tax incentives through 2012, with the new statutory rate of 25% to take affect in 2013. The gradual transitioning of the statutory rate commenced in 2008.

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

We are a leveraged company with a ratio of debt to equity at September 28, 2008 of approximately 0.4 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At September 28, 2008, we had total debt of $536.5 million and the ratio of this debt to equity was approximately 0.4 to 1. On May 16, 2008, we borrowed an additional $150 million from an incremental term loan under our existing senior credit facility. In conjunction with the close of the incremental term loan we initiated the call of our $200 million 5.0% convertible senior subordinated notes due November 1, 2008. The redemption amount was paid on June 9, 2008 using proceeds from the incremental term loan and cash on hand. As of September 28, 2008, our senior credit facility includes $525 million in term loans and the $100 million revolving line of credit, of which $78.5 million remained undrawn. In addition, there is a $150 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have significant consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. The senior credit facility, from June 2008, permits borrowings of up to $100 million in revolving loans under the line of credit and up to $150 million under the uncommitted incremental term loan feature, in addition to the outstanding $525 million term loans that are currently outstanding under that facility. As of September 28, 2008, adjusted for outstanding letters of credit, we had up to $78.5 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of September 28, 2008, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We invest in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

We invest our excess cash in marketable securities consisting primarily of commercial paper, U.S. government securities, and prior to the third quarter of 2007 auction rate securities. As of the end of the third quarter of 2008, we owned $51.3 million of auction rate securities on a cost basis. These securities are rated investment grade, by Moody’s and Standard and Poor’s, and were primarily used for managing our on-going liquidity needs, while maximizing interest income. In the third quarter of 2007, we experienced failures on the auction rate securities we held related to disruptions in the credit market, as there were more sellers than buyers of our auction rate securities. If an auction fails, our investments will not be liquid until the auction is successfully reset or is called by the issuer. While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund out working capital needs, capital expenditures, or other business requirements. If the credit rating on these securities is downgraded below investment grade by Moody’s or Standard and Poors, or we otherwise assess a triggering event of other than temporary impairment of these assets, we may be required to adjust the carrying value of these investments through an impairment charge in our financial statements if it is deemed probable that the value of the marketable securities will not be recovered. As of September 28, 2008, no investments are considered other than temporarily impaired. Therefore, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, unrealized losses of $16.2 million relating to these securities have been recorded in other comprehensive income.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the company of its own common stock during the third quarter of 2008.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2008 - July 27, 2008	1,091,642	$12.29	—	—
July 28, 2008 - August 24, 2008	34,858	12.13	—	—
August 25, 2008 - September 28, 2008	—	—	—	—

Total	1,126,500	$12.29	—	—

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

Fairchild Semiconductor International, Inc.

Date: November 7, 2008	/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)