Form 10-K
period 2008-12-28
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2009-02-26
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2008 was $1,464,892,840.

The number of shares outstanding of the Registrant’s Common Stock as of February 25, 2009 was 123,793,987

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2009 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Except as otherwise indicated in this Annual Report on Form 10-K, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual corporations where appropriate.

The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 28, 2008 and December 30, 2007 consists of 52 weeks, while results from the year ended December 31, 2006 consists of 53 weeks.

General

We are focused on developing, manufacturing and selling power analog, power discrete and certain non-power semiconductor solutions to a wide range of end market customers. In 2008, 85% of our sales were from power discrete and power analog semiconductor products used directly in applications such as power conversion, regulation, distribution and management. We are a leading supplier of power analog products, power discrete products and energy-efficient solutions, according to iSuppli. Our products are used in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications; networking and storage equipment; industrial power supply and instrumentation equipment; consumer electronics such as digital cameras, displays, audio/video devices and household appliances; and automotive applications. We believe that our focus on the power market, our diverse end market exposure, and our strong penetration into the growing Asian region provide us with excellent opportunities to expand our business.

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

Products and Technology

Our products are used in consumer, communications, computer, industrial and automotive applications and are organized into the following three principal product groups that are reportable segments: (1) Mobile, Computing, Consumer and Communication (MCCC), (2) Power Conversion, Industrial and Automotive (PCIA) and (3) Standard Products (SPG).

We continue to invest in the latest wafer fabrication power semiconductor technology and successfully qualified a number of new processes including PowerTrench® 6, PowerTrench® 7, advanced insulated gate bipolar transistor (IGBT), as well as advanced high power metal oxide semiconductor field effect transistors (MOSFET) fabrication technologies. Our new South Portland, Maine 8-inch wafer fabrication line is focused on process technologies specifically tailored to the high performance analog market. The process flows are modular in nature and thus can provide a competitive mix of cost and functionality for each specific product type. Transistor options include 3 and/or 5 volt CMOS and high voltage lateral DMOS (LDMOS) transistors capable of 20, 40, 60, 80, or 120 volt operation. All high voltage LDMOS transistors are engineered using proprietary techniques to minimize specific on resistance while still achieving voltage robustness. High quality passive and programmable elements may be combined with these active devices as desired, and up to six advanced layers of interconnect may also be used.

Mobile, Computing, Consumer and Communication (MCCC)

We design, manufacture and market high-performance analog and mixed signal integrated circuits for computing, consumer and communication applications. These products are manufactured using leading-edge bipolar, CMOS, BiCMOS and BCDMOS technologies. Analog and mixed signal products represent a potential long-term opportunity for us.

We offer analog and mixed signal device products in a fast growing number of proprietary part types. The development of proprietary parts is largely driven by evolving end-system requirements and needs for higher integration, which in turn are driven by trends toward smaller components having higher performance levels. Major competitors include Analog Devices, Linear Technology, Maxim, Intersil Corporation, National Semiconductor, ST Microelectronics, Micrel, ON Semiconductor and Texas Instruments.

Analog products monitor, interpret and control continuously variable functions such as light, color, sound and energy. Frequently, they form the interface with the digital world. We provide a wide range of analog products that perform such tasks as interface, voltage regulation, and system management. Analog voltage regulator circuits are used to provide constant voltages as well as to step up or step down voltage levels on a circuit board. These products are used in a variety of computing, communications and consumer applications.

Interface products generally connect signals from one part of a system to another part of a system. Typical interface applications include backplane driving, bus driving, clock driving and “box-to-box” or system-to-system interconnects. These applications all require high speed, high current drive and low noise attributes. These types of products are mixed signal in nature and require a high level of analog wave shaping techniques on the output structures. One of our leading products in the interface market is the µSerDes™ (micro Serializer Deserializer). The µSerDes™ serializes analog signals and drives them over a ribbon connector in applications such as clam shell handsets and pop-up LCD viewers on photo printers. By serializing the data stream the number of transmission lines feeding the video display can be dramatically reduced, which reduces the overall system cost and simplifies the mechanical interface. This device utilizes unique competencies and patented circuit techniques along with advanced process technology.

In addition to the power analog and interface products we also offer signal path products. These include analog and digital switches, video encoders and decoders, video filters and high performance amplifiers. The analog switch functions are typically found in cellular handsets and other ultra portable applications. The video products provide a single chip solution to video filtering and amplification. Video filtering applications include set top boxes and digital television.

We believe our analog and mixed signal product portfolio is further enhanced by a broad offering of packaging solutions that we have developed. These solutions include surface mount, tiny packages, chip scale packages and leadless carriers.

We also design, manufacture and market power semiconductor solutions for computing, communications, mobile, consumer and industrial applications. Power semiconductor solutions include power discrete components (power MOSFETs), analog integrated circuits and fully integrated multi-chip and monolithic power solutions.

Power MOSFETs are used in applications to switch, shape or transfer electricity under varying power requirements. We are a market leader of Power MOSFETs. These products are used in a variety of high-growth applications including computers, communications, consumer and industrial supplies, across the voltage spectrum. We produce advanced low power MOSFETs under our PowerTrench®, UltraFET® and QFET™ brands. MOSFETs enable computers, handsets, power supplies and other products to operate under harsh conditions while providing efficient operation.

Fully integrated multi-chip and monolithic power solutions are devices that integrate analog and power discrete functions into a single module, offering further improvements in power consumption and critical space savings.

In 2005, we launched IntelliMAX™. Each IntelliMAX™ load switch replaces multiple active and passive components used in MOSFET power switch approaches and traditional analog integrated circuit control functions.

In 2007, we introduced to the market PowerTrench® 5 MOSFET silicon technology. In 2008, we introduced our latest PowerTrench® 6 and PowerTrench® 7 MOSFET silicon technologies. These technologies provide cost effective leading-edge efficiency improvements in power conversion applications, and are used today in the latest generation computing and communications systems by our customers.

In 2008, we launched our latest family of TinyBuck™products. TinyBuck™ integrates a controller IC, a driver IC and a set of Power MOSFET devices, offering a complete power stage solution for power conversion applications in computing, consumer, communications and industrial systems.

Power Conversion, Industrial and Automotive (PCIA)

We design, manufacture and market power discrete semiconductors, analog and mixed signal integrated circuits for power conversion, industrial and automotive applications. Discrete devices are individual diodes or transistors that perform power switching, power conditioning and signal amplification functions in electronic circuits. More than 85% of Fairchild’s discrete products are power discrete, which handle greater than one watt of power and are used extensively in power applications. Driving the long-term growth of discrete products is the increasing need to power the latest electronic equipment as well as the need to conserve energy. Fairchild has an expanded series of SPM™ products. This key product is a multi-chip module containing up to 23 die in a single package, including diodes, power MOSFETs, and power controllers used in high power, high voltage consumer white goods and industrial applications. We manufacture discrete products using DMOS and Bipolar technologies. Major competitors include Power Integrations, STMicroelectronics, International Rectifier, NXP, Infineon, ON Semiconductor, and Vishay.

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

Insulated Gate Bipolar Transistors. IGBTs are high-voltage power discrete devices. They are used in switching applications for motor control, power supplies and automotive ignition systems, which require lower switching frequencies or higher voltages than a power MOSFET can provide. We are a leading supplier of IGBTs. We feature the switch mode power supply (SMPS) IGBT for power supplies, offering fast, cost-effective operation. We also manufacture modules for home appliances such as air conditioners and refrigerators; applications that are growing with the worldwide need to conserve energy.

Rectifiers. Rectifier products work with IGBTs and MOSFETs in many applications to provide signal conditioning. Our premier product is the Stealth™ rectifier, providing industry leading performance and efficiencies in power supply and motor applications.

Functional Power Switches. FPStm power switch products, including Green FPS™, are a series of proprietary, multi-chip or monolithic devices with integrated MOSFETs, which provide complete off-line (AC-DC) power converter designs for use in power supplies and battery chargers. Green FPStm products are referred to as “green” because of their environmentally friendly low power consumption. Analog voltage regulator circuits are used to provide constant voltages as well as to step up or step down voltage levels on a circuit board. These products are used in a variety of computing, communications, industrial and consumer applications.

Standard Products (SPG)

SPG combines the management of mature and multiple market products and is comprised of the four product groups discussed below.

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

Standard Diode & Transistor Products (SDT). These devices cover a wide range of semiconductor products including: MOSFET, high power bipolar, discrete small signal transistors and diodes. Our parts can be found in almost every circuit with our portfolio focus geared towards meeting the needs of power switching, power conditioning, protection, and signal amplification functions in electronic circuits of computing, industrial, and consumer markets. Major competitors include International Rectifier, Diodes Incorporated, NXP, ST Microelectronics, ON Semiconductor and Vishay.

Optoelectronic Products. Optoelectronics covers a wide range of semiconductor devices that emit and sense both visible and infrared light. We participate in the optocouplers and infrared device segments of the optoelectronics market. Our focus in optoelectronics is aligned with our power management business, as these products are used extensively in power supply and AC to DC power conversion applications. A major competitor for this business is Lite-On.

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

Sales, Marketing and Distribution

For the year ended December 28, 2008, we derived approximately 66%, 28% and 6% of our net sales from distributors, original equipment manufacturers (OEMs), and electronic design and manufacturing services (EMS) customers, respectively, through our regional sales organizations. We operate regional sales organizations in Europe, with principal offices in Fuerstenfeldbruck, Germany; the Americas, with principal offices in Dallas, Texas; the Asia/Pacific region (which for these purposes excludes Japan and South Korea), with principal offices in Singapore; Japan, with principal offices in Tokyo; and South Korea, with principal offices in Seoul, South Korea. A discussion of revenue by geographic region for each of the last three years can be found in Item 8, Note 16 of this report. Each of the regional sales organizations is supported by logistics organizations, which manage independently operated warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through warehouses that are owned and operated by us or by a third party provider.

We have dedicated direct sales organizations operating in Europe, the Americas, the Asia/Pacific region, Japan and Korea that serve our major original equipment manufacturer and electronic design and manufacturing services customers. We also have a large network of distributors and independent manufacturer’s representatives to distribute and sell our products around the world. We believe that maintaining a small, highly focused, direct sales force selling products for all of our businesses, combined with an extensive network of distributors and manufacturer’s representatives, is the most efficient way to serve our multi-market customer base. Our dedicated marketing organization consists of a central marketing group that coordinates marketing, advertising, and media activities for all products within the company. Additionally, product line marketing specifically focuses on tactical and strategic marketing for their product and application focus, and marketing personnel located in each of the sales regions provides regional direction and support for products and end applications as applicable for their region.

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

Research and Development

Our expenditures for research and development for 2008, 2007 and 2006 were $112.9 million, $109.8 million and $107.5 million, respectively. These expenditures represented 7.2%, 6.6% and 6.5% of sales for 2008, 2007 and 2006, respectively. Advanced silicon processing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed, higher power density and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology for our classes of products. Our R&D efforts continue to be focused in part on new and innovative packaging solutions that make use of new assembly methods and new high performance packaging materials, as well as in exclusive and patent protected transistor structure development. We are also using our R&D resources to characterize and apply new materials in both our packaging and semiconductor device processing efforts.

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

Manufacturing

We operate seven manufacturing facilities, four of which are “front-end” wafer fabrication plants in the United States (U.S.) and South Korea, and three of which are “back-end” assembly and test facilities in Asia. Information about our property, plant and equipment by geographic region for each of the last three years can be found in Item 8, Note 16 of this report.

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

The table below provides information about our manufacturing facilities and products.

Manufacturing Facilities

Location	Products
Front-End Facilities:
Mountaintop, Pennsylvania	Discrete Power Semiconductors

South Portland, Maine	Analog Switches, USB, Interface SerDes, Converters, Logic Gates, Buffers, Counters, Opto Detectors, Ground Fault Interrupters

West Jordan, Utah	Discrete Power Semiconductors

Bucheon, South Korea	Discrete Power Semiconductors, Standard Analog Integrated Circuits

Back-End Facilities:
Penang, Malaysia	Power Analog, Logic and Low Voltage Devices

Cebu, Philippines	Power and Small Signal Discrete, Analog and Logic parts

Suzhou, China	Discrete Power Semiconductors

We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, Macronix International Co. Ltd., New Japan Radio Corporation, Phenitec Semiconductor and Taiwan

Semiconductor Manufacturing Company. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, ASE, AUK, GEM Services, Hana Semiconductor, Liteon, Shenyang Zhongguang Electronics Co. Ltd, Tak Cheong Electronics, Carsem and UTAC Thai Ltd.

Our manufacturing processes use many raw materials, including silicon wafers, gold wire, copper lead frames, mold compound, ceramic packages and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources on a just-in-time basis. Although supplies for the raw materials used by us are currently adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

Backlog

Backlog at December 28, 2008 was approximately $289 million, down from approximately $550 million at December 30, 2007. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. In periods of depressed demand, customers tend to rely on shorter lead times available from suppliers, including us. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. Additionally, backlog is impacted by our manufacturing lead times, which have decreased by approximately two weeks on average from December 30, 2007 to December 28, 2008. As is customary in the semiconductor industry, we allow orders to be canceled or deliveries delayed by customers within agreed upon parameters. Accordingly, our backlog at any time should not be used as an indication of future revenues.

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

Trademarks and Patents

As of December 28, 2008 we held 898 issued U.S. patents and 1095 issued non-U.S. patents with expiration dates ranging from 2009 through 2028. We also have trademarks that are used in the conduct of our business to distinguish genuine Fairchild products. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as system and application knowledge, ability and experience of our personnel, the range and number of new products being developed by us, our market brand recognition, ongoing sales and marketing efforts, customer service, technical support and our manufacturing capabilities.

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

We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were immaterial for 2008, 2007 and 2006. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

Employees

Our worldwide workforce consisted of 9,771 full and part-time employees as of December 28, 2008. We believe that our relations with our employees are satisfactory.

At December 28, 2008, 135 of our employees were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends June 1, 2011 and provides for guaranteed wage and benefit levels as well as employment security for union members. If a work stoppage were to occur, it could impact our ability to operate. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.

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

Name	Age	Title
Mark S. Thompson	52	Chairman of the Board of Directors, President and Chief Executive Officer
Mark S. Frey	55	Executive Vice President, Chief Financial Officer and Treasurer
Allan Lam	49	Executive Vice President, Worldwide Sales and Marketing
Robert J. Conrad	49	Executive Vice President and General Manager, Mobile, Computing, Communications and Consumer Products Group
Justin Chiang	46	Executive Vice President and General Manager, Power Conversion, Industrial and Automotive Products Group
Robin Goodwin	48	Executive Vice President, Manufacturing and Supply Chain
Paul D. Delva	46	Senior Vice President, General Counsel and Corporate Secretary
Kevin B. London	51	Senior Vice President, Human Resources and Administration
Robin A. Sawyer	41	Vice President, Corporate Controller

Mark S. Thompson, Chairman of the Board of Directors, President and Chief Executive Officer (CEO). Mr. Thompson joined Fairchild Semiconductor in November 2004 as Executive Vice President, Manufacturing and Technology group. He became President and Chief Executive Officer in May 2005 and was elected Chairman of the Board in May 2008. He has over 23 years of high technology experience. Prior to joining the company, Mr. Thompson had been Chief Executive Officer of Big Bear Networks since August 2001. He was previously Vice President and General Manager of Tyco Electronics, Power Components Division and, prior to its acquisition by Tyco, was Vice President of Raychem Corporation’s Electronics OEM division. Mr. Thompson is a director of American Science and Engineering, Inc. and Cooper Industries, Ltd.

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

Allan Lam, Executive Vice President, Worldwide Sales and Marketing. Mr. Lam joined Fairchild Semiconductor in August 2005 as Senior Vice President and General Manager, Standard Products Group. He assumed his current position in July 2007. He was previously employed by Vishay Intertechnology and Temic Semiconductor since 1996, most recently as Vice President of Sales, Asia, and before that as Area Vice President of Sales, Asia-Pacific and Vice President, Standard Products Unit. He previously held management positions in quality, marketing, sales, and engineering with BBS Electronics, Cinergi Technology & Devices, SGS-Thomson Microelectronics and National Semiconductor.

Robert J. Conrad, Executive Vice President and General Manager, Mobile, Computing, Communications and Consumer Products Group. Mr. Conrad joined Fairchild Semiconductor in September 2003 as Senior Vice President and General Manager of the Analog Products Group. He became Executive Vice President in May 2006, and assumed his current position in December 2007. Mr. Conrad has over 25 years of semiconductor industry experience. His experience prior to joining Fairchild includes twelve years at Texas Instruments in a variety of engineering and business management roles, six years at Analog Devices where he was Vice President and General Manager of the DSP Division, and most recently as CEO and President of Trebia Networks, a private fabless semiconductor company, since April 2001.

Justin Chiang, Executive Vice President and General Manager, Power Conversion, Industrial and Automotive Products Group. Mr. Chiang joined Fairchild Semiconductor in May 2005 as Vice President of System Power in the Analog Products Group, and was promoted to Senior Vice President and General Manager, Power Conversion, Industrial and Automotive Product Group in December 2007 and to his current position in December 2008. He has over 16 years of experience in the electronic and semiconductor industry. Prior to joining the company, Mr. Chiang was the General Manager of Tyco Electronics, Power Components Division from 2003 to 2005. He was previously Director of Tyco Electronics, Silicon Products Group, Circuit Protection Division from 2000 to 2003 and prior to that he held a variety of technical and senior management positions with Raychem Corporation from 1994.

Robin Goodwin, Executive Vice President, Manufacturing and Supply Chain. Mr. Goodwin joined Fairchild Semiconductor as part of its founding in 1997, as the Director of Finance. He transitioned to supply chain management in 2001 and assumed the leadership position in developing Fairchild’s first global planning organization. He became Senior Vice President, Supply Chain Management in November 2005, and was promoted to his current position in May 2008. He has 24 years in the high technology industry in a combination of financial and supply chain management roles. Mr. Goodwin’s experience spans across OEMs, EMS and component suppliers.

Paul D. Delva, Senior Vice President, General Counsel and Corporate Secretary. Mr. Delva joined Fairchild Semiconductor in 1999. He served as the company’s assistant general counsel following the company’s initial public offering in 1999. Mr. Delva was promoted to Vice President and General Counsel in April 2003 and became Corporate Secretary in May 2005. He became Senior Vice President in August 2005. He has advised Fairchild on all its acquisitions and securities offerings, as well as on general corporate matters since the company’s founding in 1997. Prior to joining Fairchild, he was an associate in the corporate department at Dechert, Price & Rhoads (now Dechert LLP).

Kevin B. London, Senior Vice President, Human Resources and Administration. Mr. London became Vice President of Human Resources in July 2002 and was promoted to Senior Vice President in August 2005. He has over 28 years experience in the semiconductor industry. Prior to becoming Vice President, he held various Human Resource management positions in the company.

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

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy any reports, statements and other information we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are also available to the public at the web site maintained by the SEC, http://www.sec.gov.

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

Our common stock, which is traded on The New York Stock Exchange, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts’ estimates and financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock. During 2008, our market capitalization dropped below our net book value as a result of a decline in the market price of our common stock. We completed our annual goodwill impairment test as of December 28, 2008 and determined that our goodwill was impaired. See Item 8, Note 5 for further details on the goodwill impairment.

We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues.

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations because of industry practice or custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate, the current global economic uncertainty has resulted in lower than expected demand, which has impacted our customers’ target inventory levels as they manage their business through this period. Customer demand may also decrease further depending on global macro economic conditions in 2009. For example, our 26 week backlog at December 2007 was $550 million. Our 26 week backlog at the end of 2008 was $289 million. We continue to carefully manage our inventory and anticipate that demand may improve toward the second half of 2009 as our customers place orders to replenish their inventories, however our current business forecasting is hampered by poor forward visibility and it is difficult to determine what demand will be for at least the first half of 2009.

Downturns in the highly cyclical semiconductor industry or changes in end user market demands could reduce the profitability and overall value of our business, which could cause the trading price of our stock to decline or have other adverse effects on our financial position.

The semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. As we have experienced in the past, the current uncertainty and downturn in global economic conditions could negatively affect us and the rest of the semiconductor industry, by causing us to experience backlog cancellations and reduced demand for our products, resulting in significant revenue declines, due to excess inventories at our customers, especially in the technology and automotive sectors. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products, and our efforts to reduce excess inventories that may have built up as a result of any of these factors. The markets for our products depend on continued demand for consumer electronics such as personal computers, cellular telephones and digital cameras, and automotive, household and industrial goods. These end user markets may experience changes in demand, such as the recent decreases we have experienced as a result of deteriorating global economic conditions, that could adversely affect our prospects.

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

Our revenue and gross margin guidance are based on certain levels of consumer and corporate spending. If our projections of these expenditures fail to materialize, due to reduced consumer or corporate spending from increased energy prices or other economic factors, our revenues and gross margins could be adversely affected. For example, beginning in the third quarter of 2008 and continuing into the fourth quarter, we observed progressively weakening order rates which we attribute to the current uncertainty and deterioration in global economic conditions. Our current business forecasting is hampered by poor forward visibility, as our OEM and distributor end customers become increasingly cautious in their booking activity. While we cannot predict how long this down cycle will last, we are proactively taking actions to manage our business through it.

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

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. If the prices of these raw materials rise significantly we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products has resulted in a number of claims for damages from customers. We purchase some of our raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, Macronix International Co. Ltd., New Japan Radio Corporation, Phenitec Semiconductor and Taiwan Semiconductor Manufacturing Company. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, ASE, AUK, GEM Services, Hana Semiconductor, Liteon, Shenyang Zhongguang Electronics Co. Ltd, Tak Cheong Electronics, Carsem and UTAC Thai Ltd. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

We may experience delays or problems in bringing new manufacturing capacity to full production. Such delays, as well as possible problems in achieving acceptable yields, or product delivery delays relating to existing or planned new capacity could result from, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

Approximately two-thirds of our sales are made to distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.

Distributors accounted for 66% of our net sales for the year ended December 28, 2008. Our top five distributors worldwide accounted for 19% of our net sales for the year ended December 28, 2008. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

If we must reduce our use of equity awards to compensate our employees, our competitiveness in the employee marketplace could be adversely affected. Our results of operations could vary as a result of the methods, estimates and judgments we use to value our stock-based compensation.

Like most technology companies, we have a history of using broad-based employee stock programs to recruit and retain our workforce in a competitive employment marketplace. Our success will depend in part upon the continued use of stock options, restricted stock units, deferred stock units and performance-based equity awards as a compensation tool. We plan to seek stockholder approval for increases in the number of shares available for grant under the Fairchild Semiconductor 2007 Stock Plan as well as other amendments that may be adopted from time to time which require stockholder approval. If these proposals do not receive stockholder approval, we may not be able to grant stock options and other equity awards to employees at the same levels as in the past, which could adversely affect our ability to attract, retain and motivate qualified personnel, and we may need to increase cash compensation in order to attract, retain and motivate employees, which could adversely affect our results of operations.

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

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several dollars, whereas the personal computer might be sold by the computer maker for several hundred dollars. Although we maintain rigorous quality control systems, we manufacture and sell approximately 18 billion individual semiconductor devices per year to customers around the world, and in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to published specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. We attempt, through our standard terms and conditions of sale and other customer contracts, to limit our liability by agreeing only to replace the defective goods or refund the purchase price. Nevertheless, we have received claims for other charges, such as for labor and other costs of replacing defective parts or repairing the products into which the defective products are incorporated, lost profits and other damages. In addition, our ability to reduce such liabilities, whether by contracts or otherwise, may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. For example, from 2001 to 2008 we received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound, and we were named in lawsuits relating to these mold compound claims.

Our international operations subject our company to risks not faced by domestic competitors.

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 76% of our revenues in fiscal year 2008 were from Asia. The following are some of the risks inherent in doing business on an international level:

•	economic and political instability;

•	foreign currency fluctuations;

•	transportation delays;

•	trade restrictions;

•	changes in laws and regulations relating to, amongst other things, import and export tariffs, taxation, environmental regulations, land use rights and property,

•	work stoppages; and

•	the laws of, including tax laws, and the policies of the U.S. toward, countries in which we manufacture our products.

We acquired significant operations and revenues when we acquired a business from Samsung Electronics and, as a result, are subject to risks inherent in doing business in Korea, including political risk, labor risk and currency risk.

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 13% of our revenue for the year ended December 28, 2008.

Relations between South Korea and North Korea have been tense over most of South Korea’s history, and more recent concerns over North Korea’s nuclear capability, and relations between the U.S. and North Korea, have created a global security issue that may adversely affect Korean business and economic conditions. We cannot assure you as to whether or when this situation will be resolved or change abruptly as a result of current or future events. An adverse change in economic or political conditions in South Korea or in its relations with North Korea could have a material adverse effect on our Korean subsidiary and our company. In addition to other risks disclosed relating to international operations, some businesses in South Korea are subject to labor unrest.

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

Some of our foreign subsidiaries have been granted preferential income tax or other tax holidays as an incentive for locating in those jurisdictions. See Item 8, Note 7. A change in the foreign tax laws or in the construction of the foreign tax laws governing these tax holidays, or our failure to comply with the terms and conditions governing the tax holidays, could result in us not recognizing the anticipated benefits we derive from them, which would decrease our profitability in those jurisdictions. We continue to monitor the tax holidays, the income tax laws governing the tax holidays, and our compliance with the terms and conditions of the tax holidays, to ensure that the current and future tax impacts on our subsidiaries in these countries are anticipated and refined.

We have significantly expanded our manufacturing operations in China and, as a result, will be increasingly subject to risks inherent in doing business in China, which may adversely affect our financial performance.

In 2003, we constructed a new assembly and test facility in Suzhou, China. The factory has increased its output as we implemented the manufacturing insourcing program we began in 2007. Although we expect a significant portion of our production from this facility will be exported out of China, especially initially, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. Our ability to operate in China may be adversely affected by changes in that country’s laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the U.S. could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

We are a leveraged company with a ratio of debt to equity at December 28, 2008 of approximately 0.5 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At December 28, 2008, we had total debt of $535.2 million and the ratio of this debt to equity was approximately 0.5 to 1. On May 16, 2008, we borrowed an additional $150 million under the incremental term loan feature of our existing senior credit facility. In conjunction with the close of the incremental term loan we initiated the call of our $200 million 5.0% Convertible Senior Subordinated Notes due November 1, 2008. The redemption amount was paid on June 9, 2008 using proceeds from the incremental term loan and cash on hand. As of December 28, 2008, our senior credit facility includes $515.8 million in term loans and the $100 million revolving line of credit, of which $78.9 million remained undrawn. In addition, there is a $150 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have significant consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. As of June 2008, the senior credit facility permits borrowings of up to $100 million in revolving loans under the line of credit and up to $150 million under the uncommitted incremental term loan feature, in addition to the outstanding $515.8 million term loans that are currently outstanding under that facility. As of December 28, 2008, adjusted for outstanding letters of credit, we had up to $78.9 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

We may not be able to generate the necessary amount of cash to service our indebtedness, which may require us to refinance our indebtedness or default on our scheduled debt payments. Our ability to generate cash depends on many factors beyond our control.

Our historical financial results have been, and our future financial results are anticipated to be, subject to substantial fluctuations, including as a result of the recent downturn in global economic conditions. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, because our senior credit facility has variable interest rates, the cost of those borrowings will increase if market interest rates increase. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We cannot assure you that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Restrictions imposed by the credit agreement relating to our senior credit facility restrict or prohibit our ability to engage in or enter into some business operating and financing arrangements, which could adversely affect our ability to take advantage of potentially profitable business opportunities.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of December 28, 2008, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We have investments in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

We invest our excess cash in marketable securities consisting primarily of commercial paper, U.S. government securities, and prior to the third quarter of 2007 auction rate securities. As of the end of fiscal year 2008, we owned auction rate securities with a par value of $51.3 million and carrying value of $32.3 million. These securities have a composite Moody’s and Standard and Poor’s rating that is investment grade and were primarily used for managing our on-going liquidity needs, while maximizing interest income. In the third quarter of 2007, we experienced failures on the auction rate securities we held related to disruptions in the credit market, as there were more sellers than buyers of our auction rate securities. When an auction fails, our investments will not be liquid until the auction is successfully reset or is called by the issuer. While the auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund out working capital needs, capital expenditures, or other business requirements.

Through the third quarter of 2008, we considered the impairment of our auction rate securities to be temporary in nature and the result of global credit market issues, not the result of the credit worthiness of the underlying issuers. Based upon these factors, management still believes that it is probable that there will be a full recovery of the principal. We have both the ability and intent to hold these securities until such time as either a new market develops or the ultimate maturity of the security. However, as of December 28, 2008, the auction rate security market has been illiquid for over one year and we do not believe that liquidity will return to the market place in the next 12 months. Based upon these factors, we determined that the impairment of our auction rate securities is other-than-temporary and recognized a loss of $19.0 million in the income statement in the fourth quarter of 2008.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the Securities and Exchange Commission as of February 26, 2009.

ITEM 2.	PROPERTIES

We maintain manufacturing and office facilities around the world including the U.S., Asia and Europe. The following table provides information about these facilities at December 28, 2008.

Location	Owned	Leased	Use	Business Segment
Bucheon, South Korea	X		Manufacturing, office facilities and design center.	PCIA and SPG
Cebu, Philippines	X	X	Manufacturing, warehouse and office facilities.	MCCC, PCIA and SPG
Fuerstenfeldbruck, Germany		X	Office facilities.	—
Hwasung City, South Korea	X		Warehouse space.	—
Kowloon, Hong Kong		X	Office facilities.	—
Colorado Springs, Colorado		X	Office facilities and design center.	MCCC
Mountaintop, Pennsylvania	X		Manufacturing and office facilities.	MCCC and PCIA
Oulu, Finland		X	Office facilities and design center.	MCCC
Penang, Malaysia	X	X	Manufacturing, warehouse and office facilities.	MCCC, PCIA and SPG
San Jose, California		X	Office facilities and design center.	MCCC and PCIA
Seoul, South Korea		X	Office facilities.	—
Shanghai, China		X	Office facilities.	—
Singapore		X	Office facilities.	—
South Portland, Maine		X	Corporate headquarters.	—
South Portland, Maine	X	X	Manufacturing, office facilities and design center.	MCCC, PCIA and SPG
Suzhou, China	X		Manufacturing, warehouse and office facilities.	MCCC, PCIA and SPG
Taipei, Taiwan		X	Office facilities and design center.	PCIA
Tokyo, Japan		X	Office facilities.	—
West Jordan, Utah	X		Manufacturing and office facilities.	MCCC
Wooton-Bassett, England		X	Office facilities.	—

Leases affecting the Penang and Cebu facilities are generally in the form of long-term ground leases, while we own improvements on the land. In some cases we have the option to renew the lease term, while in others we have the option to purchase the leased premises. We also have the ability to cancel these leases at any time. In addition to the facilities listed above we maintain smaller sales offices in leased spaces around the world.

We believe that our facilities around the world, whether owned or leased, are well maintained and are generally suitable and adequate to carry on the company’s business. Our manufacturing facilities contain sufficient productive capacity to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Patent Litigation with Power Integrations, Inc. On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the United States District Court for the District of Delaware. Power Integrations alleges that certain of our pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing us from manufacturing, selling or offering the products for sale in the U.S., or from importing the products into the U.S., as well as money damages for past infringement. We have analyzed the Power Integrations patents in light of our products and, based on that analysis, do not believe our products violate Power Integrations’ patents. Accordingly, we are vigorously contesting this lawsuit.

We also petitioned the U.S. Patent and Trademark Office for reexamination of all unexpired patents claims asserted in the case (those being all asserted claims from three of the four patents asserted in the case; the fourth patent has expired), and as a consequence the patent office initiated reexamination proceedings on all of those claims. In the first half of 2008, in the patent office’s first formal correspondence regarding the validity of the patents, all of those asserted claims were rejected by the patent office. In December 2008, the patent office issued final rejections of 12 of 14 patent claims from two of the three unexpired Power Integrations patents. The patent office has twice issued preliminary rejections of all claims asserted by Power Integrations in the third unexpired patent.

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

On December 12, 2008 the judge overseeing the case reduced the jury’s October 10, 2006 damages award from approximately $34 million to approximately $6 million, and ordered a new trial on whether we willfully infringed Power Integrations’ asserted patents. The court also issued a permanent injunction on a limited number of our products enjoining us from making, selling or offering to sell the products in the U.S., or from importing the products into the U.S. On December 22, 2008, the judge ordered a 90-day stay of the permanent injunction to allow us to seek a longer stay from the U.S. Court of Appeals for the Federal Circuit, and we are currently seeking such a stay. We voluntarily stopped U.S. sales and importation of those products in 2007 and now offer replacement products worldwide.

Final judgment in the case is not expected until after the new trial on willfulness. If the jury in the new willfulness trial finds that our infringement was willful, the judge in the case has discretion to increase the final $6 million damages award by up to three times the amount of the award. The judge in the case has also awarded Power Integrations pre-judgment interest. It is also possible that we could be required to pay Power Integrations’ attorney’s fees. The final damages award and injunction are subject to appeal and we expect to contest several aspects of the litigation and to appeal on several grounds at the appropriate time. If we choose to appeal, we would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the appeal process.

On May 23, 2008, Power Integrations filed another lawsuit against us, Fairchild Semiconductor Corporation and our wholly owned subsidiary System General Corporation in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents claimed in this lawsuit, two are patents that were asserted against us and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. As mentioned above, the majority of the claims asserted in the first lawsuit from these two patents have now received final rejections from the patent office. We believe we have strong defenses against Power Integrations’ claims and intend to vigorously defend this second lawsuit.

On October 14, 2008, Fairchild Semiconductor Corporation and System General Corporation filed a patent infringement lawsuit against Power Integrations in the U.S. District Court for the District of Delaware, alleging that certain PWM integrated circuit products infringe one or more claims of three U.S. patents owned by System General. The lawsuit seeks monetary damages and an injunction preventing the manufacture, use, sale, offer for sale or importation of Power Integrations products found to infringe the asserted patents.

Patent Litigation with Infineon. On November 25, 2008, we and Fairchild Semiconductor Corporation were sued by Infineon Technologies AG, Infineon Technologies Austria AG, and Infineon Technologies North America Corporation in the U.S. District Court for the District of Delaware. Infineon alleges that we infringe five Infineon U.S. patents and seeks a declaratory judgment that Infineon does not infringe six of our patents. On November 28, 2008, we answered the Infineon complaint with denials of their claims and our own counterclaims of infringement. In our counterclaim we are asserting that certain Infineon products infringe one or more claims of six or our patents.

On November 28, 2008, Fairchild Semiconductor Corporation also filed a separate infringement action against Infineon Technologies AG and Infineon Technologies North America Corporation in the U.S. District Court for the District of Maine, alleging that Infineon infringes two of our patents that Infineon did not raise in the Delaware case.

Both Infineon and we are asking for unspecified money damages, including enhanced damages for willful infringement, and a permanent injunction.

Settlement of Patent Litigation with Alpha & Omega Semiconductor, Inc. On October 17, 2008, we and Alpha & Omega Semiconductor, Inc. agreed to a settlement of the existing lawsuits between us. The settlement encompasses actions that each party filed in the U.S. as well as in Taiwan. The agreement includes cross licensing agreements and an immaterial settlement amount paid to us.

We have analyzed the potential litigation outcomes from the above mentioned claims in accordance with SFAS 5, Accounting for Contingencies. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in our Consolidated Statement of Operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of December 28, 2008 our balance for potential litigation outcomes was $6.7 million.

From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period beginning September 29, 2008 and ending on December 28, 2008.

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

	High	Low
2008
Fourth Quarter (from September 29, 2008 to December 28, 2008)	$9.15	$2.73
Third Quarter (from June 30, 2008 to September 28, 2008)	$14.15	$9.05
Second Quarter (from March 31, 2008 to June 29, 2008)	$15.29	$11.62
First Quarter (from December 31, 2007 to March 30, 2008)	$14.52	$10.31

2007
Fourth Quarter (from October 1, 2007 to December 30, 2007)	$19.54	$14.22
Third Quarter (from July 2, 2007 to September 30, 2007)	$20.40	$16.18
Second Quarter (from April 2, 2007 to July 1, 2007)	$20.55	$16.48
First Quarter (from January 1, 2007 to April 1, 2007)	$19.33	$16.35

As of February 25, 2009 there were approximately 180 holders of record of our Common Stock. We have not paid dividends on our common stock in any of the years presented above and have no present intention of doing so. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make. See Item 7, Liquidity and Capital Resources and Note 6 to our Consolidated Financial Statements contained in Item 8 of this report, for further information about restrictions to our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Programs

The following table provides information about the number of stock options, deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs) outstanding and authorized for issuance under all equity compensation plans of the company on December 28, 2008. The notes under the table provide important additional information.

	Number of Shares of Common Stock Issuable Upon the Exercise of Outstanding Options, DSUs, RSUs and PUs (1)	Weighted-Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining Available for Future Issuance (Excluding Shares Underlying Outstanding Options, DSUs, RSUs and PUs) (3)

Equity compensation plans approved by stockholders (4)	21,728,110	$19.33	8,579,400
Equity compensation plans not approved by stockholders (5)	298,600	17.00	—

Total	22,026,710	$19.30	8,579,400

(1)	Other than as described here, the company had no warrants or rights outstanding or available for issuance under any equity compensation plan at December 28, 2008.
(2)	Does not include shares subject to DSUs, RSUs or PUs, which do not have an exercise price.
(3)	Represents 168,872 shares under the 2000 Executive Stock Option Plan (2000 Executive Plan) and 8,410,528 shares under the Fairchild Semiconductor 2007 Stock Plan (2007 Stock Plan). There were no shares remaining available for future issuance under the Fairchild Semiconductor Stock Plan (Stock Plan) on December 28, 2008.
(4)	Shares issuable include 1,495,522 options under the 2000 Executive Plan, 16,990,570 options, 129,659 DSUs, 452,184 RSUs, and 288,919 PUs under the Stock Plan and 1,268,873 options, 98,481 DSUs, 924,360 RSUs, and 79,542 PUs under the 2007 Stock Plan.
(5)	Represents 200,000 options granted in December 2004 to Mr. Thompson, and 75,000 options, 13,600 PUs and 10,000 RSUs granted to Mr. Frey in March 2006, as recruitment-related grants. These equity awards were made under the NYSE exemption for employment inducement awards. The equity awards are covered by separate award agreements. The options vest in equal installments over the four-year period following their grant date, have an eight-year term and have an exercise price per share equal to the fair market value of the company’s common stock on the grant date. The PUs vest over the three-year period following their grant date. The RSUs vest in equal installments over the four-year period following their grant date.

The material terms of the 2000 Executive Plan, the Stock Plan and the 2007 Stock Plan are described in Note 8 to the company’s Consolidated Financial Statements contained in Item 8 of this report, and the three plans are included as exhibits to this report.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the fourth quarter of 2008. The following table provides information with respect to purchases made by the company of its own common stock during the fourth quarter of 2008.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2008—October 26, 2008	760,000	$5.20	—	—
October 27, 2008—November 23, 2008	374,328	4.97	—	—
November 24, 2008—December 28, 2008	—	—	—	—

Total	1,134,328	$5.12	—	—

(1)	All of these shares were purchased by the company in open-market transactions to satisfy its obligations to deliver shares under the company’s employee stock purchase plan or for other board of director authorized transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

Stockholder Return Performance

The following graph compares the change in total stockholder return on the company’s common stock against the total return of the Standard & Poor’s 500 Index and the Philadelphia Stock Exchange Semiconductor Index from December 26, 2003, the last day our common stock was traded on the New York Stock Exchange before the beginning of our fifth preceding fiscal year, to December 26, 2008, the last trading day in our fiscal year ended December 28, 2008. Total return to stockholders is measured by dividing the per-share price change for the period by the share price at the beginning of the period. The graph assumes that investments of $100 were made on December 26, 2003 in our common stock and in each of the indexes.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data as of December 28, 2008 and December 30, 2007 and for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 are derived from our audited Consolidated Financial Statements, contained in Item 8 of this report. The historical consolidated financial data as of December 31, 2006, December 25, 2005 and December 26, 2004 and for the years ended December 25, 2005 and December 26, 2004 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our results for the years ended December 28, 2008, December 30, 2007, December 25, 2005 and December 26, 2004 each consist of 52 weeks, while results for the year ended December 31, 2006 consists of 53 weeks.

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006	December 25, 2005	December 26, 2004
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$1,574.2	$1,670.2	$1,651.1	$1,425.1	$1,603.1
Total gross margin	455.4	490.5	496.8	314.3	448.3
% of total revenue	28.9%	29.4%	30.1%	22.1%	28.0%
Net income (loss)	(167.4)	64.0	83.4	(241.2)	59.2

Net income (loss) per common share:
Basic	$(1.35)	$0.52	$0.68	$(2.01)	$0.50
Diluted	$(1.35)	$0.51	$0.67	$(2.01)	$0.48

Consolidated Balance Sheet Data (End of Period):
Inventories	$231.0	$243.5	$238.9	$200.5	$253.9
Total assets	1,849.8	2,132.6	2,045.6	1,928.3	2,376.5
Current portion of long-term debt	5.3	203.7	2.8	5.6	3.3
Long-term debt, less current portion	529.9	385.9	589.7	641.0	845.2
Stockholders’ equity	1,057.1	1,218.5	1,132.2	1,008.5	1,229.1

Other Financial Data:
Research and development	$112.9	$109.8	$107.5	$77.6	$82.0
Depreciation and other amortization	114.5	103.5	93.3	126.3	149.1
Amortization of acquisition-related intangibles	22.1	23.5	23.5	23.9	26.0
Net interest expense	22.3	19.6	19.5	28.1	53.5
Capital expenditures	168.7	140.4	111.8	97.4	190.3

We did not pay cash dividends on our common stock in any of the years presented above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our past performance, financial condition and prospects. We will discuss and provide our analysis of the following:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Liquidity and Capital Resources of Fairchild International, Excluding Subsidiaries

•	Critical Accounting Policies and Estimates

•	Forward Looking Statements

•	New Policy on Business Outlook Disclosure

•	Status of First Quarter Business

•	Recently Issued Financial Accounting Standards

Overview

Our primary business goal for 2008 was to continue our focus on new product development and new business opportunities. The development of new products will increase our mix of more proprietary, higher margin products as we continue to deemphasize outdated, lower margin products. Our focus is to be the supplier of choice that profitably provides important power management and signal path solutions for our customers. We are working to develop innovative power conversion and switching solutions that meet the highest efficiency standards. We reduced packaging costs in 2008 as we continued an insourcing program we began in 2007.

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

We continue to manage our production output to match end market demand and tightly control our inventory. We responded quickly to the broad-based reduction in orders during the fourth quarter to effectively manage our supply chain and to reduce costs. While both our internal and distribution inventory levels decreased in terms of dollars from the prior year end, in terms of number of weeks in the channel they did increase to 13 weeks for internal inventory and 15 weeks for distribution inventory.

We are aggressively managing our manufacturing and operating expenses as evidenced by our significant spending reductions in the second half of 2008. We are taking actions to maintain this trend in 2009.

Our market capitalization dropped below our net book value as a result of a decline in the market price of our common stock during 2008. We completed our annual goodwill impairment test as of December 28, 2008 and determined that our goodwill was impaired resulting in an impairment charge of $203.3 million. This charge is non-cash in nature and does not affect our liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations.

At the end of 2008, we also concluded that the impairment of our auction rate securities was other-than-temporary and recognized a loss of $19.0 million.

Effective for the first quarter of 2008, we realigned our operating segments and management structure and, accordingly, our segment reporting. The realignment corresponds with the way we manage the business and was designed to improve end-market intimacy and segment focus in order to accelerate growth within key end markets. The new structure will allow us to better leverage our product and market knowledge to provide customers a more comprehensive set of power management and analog solutions. The new segments are Mobile, Computing, Consumer and Communications (MCCC); Power Conversion, Industrial and Automotive (PCIA); and the Standard Products Group (SPG), which did not change. All segment reporting within management’s discussion and analysis has been restated to reflect this change.

MCCC’s main focus is to supply the mobile, computing, consumer and communication end market segments with innovative power and signal path solutions including our low voltage MOSFETs, Power Management IC’s and Mixed Signal Analog products. We seek to deliver exceptional product performance by optimizing silicon processes and application specific design to satisfy specific requirements for our customers. This enables us to deliver solutions with greater energy efficiency and smaller footprint than is commonly available. With an improvement in the economy, we expect an acceleration of new product sales especially for solutions targeted to the handset and ultraportable market.

PCIA’s focus is to capitalize on the growing demand for greater energy efficiency in power supplies, battery chargers and automobiles. We are a leader in power factor correction, low standby power consumption designs and innovative switching techniques that enable greater efficiency under load. Improving the efficiency of our customers’ products is vital to meeting new energy efficiency regulations. Effectively managing the power conversion and initial voltage regulation in power supplies is one of the greatest opportunities we have to improve overall system efficiency. We believe the growing global focus on energy efficiency will continue to drive growth in this product line.

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

Our results for the years ended December 28, 2008 and December 30, 2007 consists of 52 weeks, while results for the year ended December 31, 2006 consisted of 53 weeks.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our audited consolidated financial statements.

	Year Ended
	December 28, 2008		December 30, 2007		December 31, 2006
	(Dollars in millions)
Total revenues	$1,574.2	100%	$1,670.2	100%	$1,651.1	100%
Gross margin	455.4	29%	490.5	29%	496.8	30%

Operating Expenses:
Research and development	112.9	7%	109.8	7%	107.5	7%
Selling, general and administrative	217.7	14%	230.3	14%	241.9	15%
Amortization of acquisition-related intangibles	22.1	1%	23.5	1%	23.5	1%
Restructuring and impairments	29.2	2%	10.8	1%	3.2	0%
Charge (release) for potential litigation outcomes, net	(3.3)	0%	9.5	1%	8.2	0%
(Gain) loss on sale of product line, net	—	0%	0.4	0%	(6.0)	0%
Purchased in-process research and development	—	0%	3.9	0%	—	0%
Goodwill impairment charge	203.3	13%	—	0%	—	0%

Total operating expenses	581.9	37%	388.2	23%	378.3	23%

Operating income (loss)	(126.5)	-8%	102.3	6%	118.5	7%

Impairment of investments	19.0	1%	—	0%	—	0%
Other expense, net	23.1	1%	20.2	1%	19.7	1%

Income (loss) before income taxes	(168.6)	-11%	82.1	5%	98.8	6%

Provision for income taxes	(1.2)	0%	18.1	1%	15.4	1%

Net income (loss)	$(167.4)	-11%	$64.0	4%	$83.4	5%

Year Ended December 28, 2008 Compared to Year Ended December 30, 2007

Total Revenues. Total revenues for 2008 decreased $96.0 million, or 5.7%, as compared to 2007, primarily due to a significant reduction in demand in the fourth quarter driven by a broad-based weakness in virtually all end markets and regions.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for 2008 and 2007.

	Year Ended
	December 28, 2008	December 30, 2007
United States	8%	9%
Other Americas	3	3
Europe	13	12
China	31	29
Taiwan	20	21
Korea	13	13
Other Asia/Pacific	12	13

Total	100%	100%

Gross Margin. Gross margin dollars decreased approximately 7% in 2008 as compared to 2007 due to decreased revenue and lower factory utilization which was partially offset by a decrease in equity compensation as well as favorable currency and commodity prices.

Operating Expenses. Research and development (R&D) expenses increased in 2008, as compared to 2007. R&D increased due to spending for new product development and investments in manufacturing cost reduction programs. Selling, general and administrative (SG&A) expenses decreased in 2008, as compared to 2007, due to continued cost discipline and reduced equity compensation.

The decrease in amortization of acquisition-related intangibles during 2008 is due to certain intangibles becoming fully amortized. The decrease was partially offset by an increase of approximately $0.5 million in amortization expense due to a full first quarter of expense related to the System General acquisition in 2008 as compared to a partial quarter of expense in the first quarter of 2007 (see Item 8, Note 17 for additional information).

Restructuring and Impairments. During 2008, we recorded restructuring and impairment charges, net of releases, totaling $29.2 million. The charges included $14.0 million in employee separation costs, $1.9 million lease impairment costs for the streamlining of warehouse operations, $12.2 million in asset impairment costs, $0.1 million in office closure costs and $0.3 million in reserve releases, all associated with the 2008 Infrastructure Realignment Program. In addition, we recorded $1.3 million in employee separation costs associated with the 2007 Infrastructure Realignment Program.

Employee severance related accruals associated with the 2008 Infrastructure Realignment Program are expected to be substantially complete by the first quarter of 2009. This action impacts approximately 831 manufacturing and non-manufacturing personnel. We expect annualized cost savings associated with the employee separation costs of approximately $26.0 million by the end of the first quarter of 2009. In addition, we achieved annualized depreciation cost savings of approximately $1.6 million related to the asset impairment charges effective the third quarter of 2008. We achieved annualized cost savings associated with the lease impairment of approximately $0.5 million effective during the third quarter of 2008.

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

The 2007 Infrastructure Realignment Program is partially complete and is expected to be substantially complete by the first quarter of 2009. This action impacts approximately 105 manufacturing and non-manufacturing personnel. We achieved annualized cost savings associated with the employee separation costs of approximately $9.2 million during 2008. We also achieved annualized depreciation cost savings of $0.8 million related to the asset impairment charges.

Charge (Release) for Potential Litigation Outcomes, net. In 2008, we reduced our reserves for potential litigation outcomes by $3.3 million due to a court ruling that reduced the damages awarded in the ongoing Power Integrations lawsuit. In 2007, we recorded a net charge of $9.5 million for potential litigation outcomes. The charges were based on our analysis of the claims and our historical experience in defending and/or resolving these claims (see Item 8, Note 14 of this report for additional information).

Goodwill Impairment Charge. We performed our annual goodwill impairment test as of December 28, 2008. After completing step one of the impairment test, we determined that the estimated fair value of our PCIA and SPG reporting units was less then the net book value of those reporting units which required us to complete the second step of the impairment test. Upon completion of step two of the analysis, we wrote off the entire goodwill balance for PCIA and SPG. This resulted in a $203.3 million impairment loss as of December 28, 2008. The goodwill impairment charge is non-cash in nature and does not affect our liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations (See Critical Accounting Polices and Estimates and Item 8, Note 2 and Note 5 of this report for additional information).

Loss on Sale of Product Line, net. In 2007, we sold selected assets of the Radio Frequency (RF) product line to ANADIGICS, Inc. as these RF assets did not fit with our strategic direction. As a result of the sale, we recorded a net loss of $0.4 million during the third quarter of 2007.

Purchased In-Process Research and Development (IPR&D). In 2007, we recorded $3.9 million of IPR&D as a result of the acquisition of System General (see Item 8, Note 17 of this report for additional information).

Impairment of Investments. As of December 28, 2008, we concluded that the impairment of our auction rate securities was other-than-temporary and recognized a loss of $19.0 million (see Critical Accounting Policies and Estimates and Item 8, Note 2 and Note 3 for further information).

Other Expense, net. The following table presents a summary of Other expense, net for 2008 and 2007, respectively.

	Year Ended
	December 28, 2008	December 30, 2007
	(In millions)
Interest expense	$34.0	$38.5
Interest income	(11.7)	(18.9)
Other (income) expense, net	0.8	0.6

Other expense, net	$23.1	$20.2

Interest expense. Interest expense in 2008 decreased $4.5 million as compared to 2007, primarily due to lower interest rates on outstanding debt and lower debt balances.

Interest income. Interest income in 2008 decreased $7.2 million as compared to 2007, as a result of lower invested balances in cash and cash equivalents and lower rates of return.

Income Taxes. Income taxes for 2008 were a benefit of $1.2 million on loss before taxes of $168.6 million, as compared to income taxes of $18.1 million on income before taxes of $82.1 million for 2007. The effective tax rate for 2008 was 0.7% compared to 22.0% for 2007. The change in effective tax rate is primarily due to shifts of income among jurisdictions with differing tax rates, foreign currency revaluations, the impact of goodwill impairment in multiple jurisdictions as well as a net tax benefit of $1.7 million recorded in the second quarter of 2008 relating to adjustments to prior year estimates. The net benefit included additional withholding tax expense associated with historical license fees cross-charged to a foreign jurisdiction which imposes a withholding tax on outbound payments, offset by the release of excess state tax accruals primarily relating to the repatriation of prior year’s foreign earnings. In 2008, the valuation allowance on our deferred tax assets was increased to $195.2 million primarily driven by the recording of a full valuation allowance in the third quarter of 2008 of $22.9 million relating to our Malaysian manufacturing incentives. The $22.9 million represents a cumulative incentive covering both current and prior accounting periods. The deferred tax asset and related valuation allowance were previously recorded on a net basis but should have been presented on a gross basis in our notes to the consolidated financial statements. The gross up of these items did not impact our financial position or our results of operations and has been determined to be immaterial. Offsetting this increase to the valuation allowance on our deferred tax assets was the utilization of certain tax assets in the U.S. during 2008.

In accordance with Accounting Principles Board (APB) Opinion 23, Accounting for Income Taxes—Special Areas, deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. After further analysis of our APB 23 position regarding the

February 2007 acquisition of System General in Taiwan, a decision was made not to be permanently reinvested in Taiwan as the local laws provide incentives to companies to declare and distribute annual dividends. In addition, with the closing of one of our foreign operations, which ultimately will result in the repatriating of undistributed earnings, a decision was made not to be permanently reinvested at that site.

Reportable Segments. The following table represents comparative disclosures of revenue and gross margin of our reportable segments.

	Year Ended
	December 28, 2008				December 30, 2007
	Revenue	% of Total	Gross Margin %	Operating Income (loss)	Revenue	% of Total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$621.1	39.5%	35.5%	$70.7	$632.0	37.8%	35.7%	$73.5
PCIA	593.7	37.7%	28.4%	28.7	645.4	38.6%	29.0%	37.8
SPG	359.4	22.8%	19.8%	22.4	392.8	23.5%	21.1%	36.8
Other (1)	—	0.0%	0.0%	(248.3)	—	0.0%	0.0%	(45.8)

Total	$1,574.2	100.0%	28.9%	$(126.5)	$1,670.2	100.0%	29.4%	$102.3

(1)	Operating loss in 2008 includes $19.1 million of stock-based compensation expense, $29.2 million of restructuring and impairments expense, a release of $3.3 million for potential litigation outcomes and a goodwill impairment charge of $203.3 million (see Item 8, Note 5). Operating loss in 2007 includes $24.8 million of stock-based compensation expense, $10.8 million of restructuring and impairment expense, $9.5 million in charges for potential litigation outcomes, net (see Item 8, Note 14), a net loss of $0.4 million on the sale of a product line and $0.3 million of other expense.

Mobile, Computing, Consumer and Communication. MCCC revenues decreased approximately 2% in 2008 as compared to 2007. The overall decrease in revenue was primarily driven by price and product mix decreases in average selling prices offset by increases in unit volumes. Gross margin declined slightly primarily due to decreased revenue.

MCCC had operating income of $70.7 million in 2008, as compared to $73.5 million in 2007. The decrease in operating income was due to lower gross margin and slightly higher R&D expenses to support continue growth, offset by lower SG&A expenses due to decreased variable compensation and continued cost discipline. Amortization of acquisition-related intangibles decreased due to certain intangibles becoming fully amortized.

Power Conversion, Industrial and Automotive. PCIA revenues decreased approximately 8% in 2008 as compared to 2007. The overall decrease in revenue was driven by decreases in unit volumes which were partially offset by increases in average selling prices due to the introduction of higher margin new products and changes in product mix. The revenue decline in 2008 was primarily driven by increased competition and reduced demand in our high voltage and power conversion products, offset by increases in demand for mobile charger products. Automotive revenue remained relatively flat year over year. Gross margin decreased in 2008 due to lower revenue and unit volumes. Included in gross margin in 2007 was a purchase accounting charge related to the System General acquisition of $3.7 million. The charge was an incremental expense for the recognition of the step-up of inventory to fair market value at the acquisition date (see Item 8, Note 17 for further information).

PCIA had operating income of $28.7 million in 2008, as compared to $37.8 million in 2007. The decrease in operating income was due to reduced gross profit, slightly offset by reduced net operating expenses. SG&A decreased due to cost reduction initiatives, continued cost discipline and reduced variable compensation. R&D increased due to new product development as well as the result of a full first quarter of expense related to the acquisition of System General in 2008 as compared to a partial quarter of expense in the first quarter of 2007. Amortization of acquisition-related intangibles decreased due to certain intangibles becoming fully amortized; this was offset slightly by an increase due to a full first quarter of expense related to the System General acquisition as compared to a partial quarter of expense in the first quarter of 2007.

Standard Products. SPG revenues decreased approximately 9% in 2008 as compared to 2007. The overall decrease in revenue was primarily driven by decreases in unit volumes driven by weak demand and price competition. Generally, we anticipate that SPG as a percentage of total revenue will continue to decrease, as we expect to experience faster growth in our MCCC and PCIA segments. While we anticipate revenue will continue to decline as a percentage of our total revenue, our strategy is to manage SPG selectively, while maintaining or increasing our margins in this business. The decrease in gross margins is due to lower revenues as the result of lower unit volumes and lower factory utilization.

SPG had operating income of $22.4 million in 2008, compared to $36.8 million in 2007. The decrease in operating income was mainly due to reduced gross profit as well as higher R&D spending. R&D increased due to investments in manufacturing cost reduction programs and new product introductions. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized.

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

The 2007 Infrastructure Realignment Program is partially complete and is expected to be substantially complete by the first quarter of 2009. This action impacts approximately 105 manufacturing and non-manufacturing personnel. We achieved annualized cost savings associated with the employee separation costs of approximately $9.2 million during 2008. We also achieved annualized depreciation cost savings of $0.8 million related to the asset impairment charges.

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

In accordance with APB 23, deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. After further analysis of our APB 23 position regarding the February 2007 acquisition of System General in Taiwan, a decision was made not to be permanently reinvested as the local laws incent companies to declare and distribute annual dividends. In addition, with the anticipated closing of one of our foreign operations, which ultimately will result in the repatriating of undistributed earnings, a decision was made not to be permanently reinvested at that site. For the year ending December 30, 2007, we recorded a deferred tax liability of $0.1 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Reportable Segments. The following table represents comparative disclosures of revenue and gross margin of our reportable segments.

	Year Ended
	December 30, 2007				December 31, 2006
	Revenue	% of Total	Gross Margin %	Operating Income (loss)	Revenue	% of Total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$632.0	37.8%	35.7%	$73.5	$628.7	38.1%	37.1%	$76.9
PCIA	645.4	38.6%	29.0%	37.8	594.0	36.0%	29.4%	34.9
SPG	392.8	23.5%	21.1%	36.8	428.4	25.9%	23.4%	38.8
Other (1)	—	0.0%	0.0%	(45.8)	—	0.0%	0.0%	(32.1)

Total	$1,670.2	100.0%	29.4%	$102.3	$1,651.1	100.0%	30.1%	$118.5

(1)	Operating loss in 2007 includes $24.8 million of stock-based compensation expense, $10.8 million of restructuring and impairments expense, $9.5 million in charges for potential litigation outcomes, net (see Item 8, Note 14), a net loss of $0.4 million on the sale of a product line and $0.3 million of other expense. Operating loss in 2006 includes $26.7 million of stock-based compensation expense, $8.2 million in charges for potential litigation outcomes, net (see Item 8, Note 14 for further information), $3.2 million for restructuring and impairments, and a net gain of $6.0 million on the sale of a product line.

Mobile, Computing, Consumer and Communication. MCCC revenues increased approximately 1% in 2007 as compared to 2006. Our results for 2007 include 52 weeks compared to 53 weeks in 2006. The increase in revenue was driven by an increase in the mobile market offset by a decrease in the computing segment. Gross margin decreased in 2007 mainly due to lower factory utilization as a result of our efforts to reduce inventory and increases in raw material costs.

MCCC had operating income of $73.5 million in 2007, as compared to $76.9 million in 2006. The decrease in operating profit during 2007 was due to lower gross margin as described above. R&D expenses decreased due to slightly lower variable compensation accruals. SG&A expenses decreased also due to lower variable compensation accruals. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized.

Power Conversion, Industrial and Automotive. PCIA revenues increased approximately 9% in 2007 as compared to 2006. Our results for 2007 include 52 weeks compared to 53 weeks in 2006. The increase in revenue in 2007 was mainly the result of the acquisition of System General and strong market demand for our high voltage and auto products. Excluding System General, the increase in revenue is driven by increases in average selling prices of approximately 7% due to product mix and price related improvements, while increases in unit volumes contributed the remaining approximately 2%. Gross margin increased in 2007 due to increased revenue, improved product mix, demand for high voltage and auto products and lower manufacturing costs, offset somewhat by increases in raw material costs and unfavorable currency trends. Also, included in gross margin in 2007 was a $3.7 million purchase accounting charge related to the incremental expense for the recognition of the step-up of inventory to fair value at the acquisition date as part of the System General acquisition (see Item 8, Note 17 for further information).

PCIA had operating income of $37.8 million in 2007, as compared to $34.9 million in 2006. The increase in operating income was due to the gross margin increase described above, slightly offset by higher R&D and SG&A expenses due to the acquisition of System General. Excluding System General, both R&D and SG&A expenses remained relatively flat with decreased spending due to lower variable compensation accruals. The increase in amortization of acquisition-related intangibles during 2007 was related to intangible assets acquired from System General, which was partially offset by certain intangibles becoming fully amortized.

Standard Products. SPG revenues decreased approximately 8% in 2007 as compared to 2006. Our results for 2007 include 52 weeks compared to 53 weeks in 2006. In 2007, decreases in unit volumes driven by weaker demand contributed approximately 6% to the revenue decline, while decreases in average selling prices due to product mix and price contributed the remaining approximately 2%. Generally, we anticipate that SPG as a percentage of total revenue will continue to decrease, as we expect to experience faster growth in our MCCC and PCIA segments. While we anticipate revenue will continue to decline as a percentage of our total revenue, our strategy is to manage SPG more selectively, while maintaining or increasing our margins in this business. Gross margin decreased due to lower unit volumes, higher manufacturing costs as the result of lower factory utilization and increases in raw material costs.

SPG had operating income of $36.8 million in 2007, compared to $38.8 million in 2006. The decrease in operating income in 2007 was due to lower gross margin as described above, slightly offset by lower R&D and SG&A spending. R&D and SG&A expenses decreased due to lower spending and lower variable compensation accruals. The decrease in amortization of acquisition-related intangibles was due to certain intangibles becoming fully amortized.

Liquidity and Capital Resources

Our senior credit facility consists of $525.0 million in term loans and $100.0 million line of credit (Revolving Credit Facility). In addition, the senior credit facility includes an incremental term loan feature of which $150 million of an original $300 million remains uncommitted. The variable interest rate on the term loan and Revolving Credit Facility is at LIBOR (London Interbank Offered Rate) plus 1.50%. Both the term loan and Revolving Credit Facility have a step down feature based on senior leverage ratios. The interest rate on the Revolving Credit Facility is currently at LIBOR plus 1.50%. The $150 million incremental term loan feature has an interest rate of LIBOR plus 2.50%.

We have a borrowing capacity of $100.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At December 28, 2008, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $78.9 million available under this senior credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $5.6 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

On October 31, 2001, we issued $200 million aggregate principal amount of 5.0% Convertible Senior Subordinated Notes (Notes) due November 1, 2008. Interest on the Notes was paid semi-annually on May 1 and November 1 of each year. On May 16, 2008 we initiated the call of our Notes. The redemption amount was paid on June 9, 2008 using proceeds from the incremental term loan and cash on hand.

Our senior credit facility and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At December 28, 2008, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. We had capital expenditures of $168.7 million in 2008. Due to current economic conditions we plan to significantly reduce capital expenditures in 2009 to below $60 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. Our debt rating as of December 28, 2008 by Standard and Poor’s is BB. The sale of additional equity securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions. We funded our 2007 acquisition of System General Corporation with cash (see Item 8, Note 17 for additional information).

As of December 28, 2008, we had $9.7 million of unrecognized tax benefits recorded in non-current deferred income taxes, compared to approximately $13.8 million at December 30, 2007. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

As of December 28, 2008, our cash, cash equivalents and short-term and long-term securities were $386.9 million, a decrease of $75.2 million from December 30, 2007. Included in long-term securities as of December 28, 2008 and December 30, 2007 are $32.3 million and $48.8 million of auction rate securities, respectively.

The auction rate security market has failed and is currently inactive. Through the third quarter of 2008, we considered the impairment to be temporary in nature and the result of global credit market issues, not the result of the credit worthiness of the underlying issuers. Based upon these factors, we still believe that it is probable there will be a full recovery of the principal. We have the ability and intent to hold these securities until such time as either a new market develops or the ultimate maturity of the security. However, as of December 28, 2008, the auction rate security market has been illiquid for over one year and we do not believe that liquidity will return to the market place in the next twelve months. Based upon these factors, we concluded that the impairment of our auction rate securities is other-than-temporary and recognized a loss of $19.0 million in the statement of operations.

During 2008, our cash provided by operating activities was $185.4 million compared to $190.6 million in 2007. The following table presents a summary of net cash provided by operating activities during 2008 and 2007, respectively.

	Year Ended
	December 28, 2008	December 30, 2007
	(In millions)
Net income (loss)	$(167.4)	$64.0
Depreciation and amortization	136.6	127.0
Non-cash stock-based compensation	19.1	24.8
Non-cash impariment of investments	19.0	—
Non-cash goodwill impairment	203.3	—
Deferred income taxes, net	(11.2)	(6.1)
Other, net	14.5	10.9
Change in other working capital accounts	(28.5)	(30.0)

Net cash provided by operating activities	$185.4	$190.6

Cash provided by operating activities decreased $5.2 million during 2008 as compared to $190.6 million in 2007. The decrease was mainly due to the decrease in net income from 2007.

Cash used in investing activities during 2008 totaled $172.4 million compared to $312.8 million in 2007. The decrease in the use of cash is primarily the result of the net cash payment of $179.8 million for the acquisition of System General in 2007. There was no comparable investment in 2008. In addition, there were higher capital expenditures in 2008. Our capital expenditures as a percent of sales during 2008 was approximately 11% compared to 8% in 2007.

Cash used in financing activities totaled $70.5 million in 2008 as compared to cash provided by financing activities of $6.0 million in 2007. The decrease was primarily due to the use of $50.0 million of cash in the redemption of our 5% Convertible Senior Subordinated Notes. Additionally, there were less proceeds from the exercise of stock options in 2008 as compared to 2007.

The table below summarizes our significant contractual obligations as of December 28, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations (1)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt Obligations (2)	$535.2	$5.3	$10.6	$519.3	$—
Operating Lease Obligations (3)	32.6	14.7	11.1	4.4	2.4
Letters of Credit	2.8	2.8	—	—	—
Capital Purchase Obligations (4)	14.0	14.0	—	—	—
Other Purchase Obligations and Commitments (5)	21.3	14.5	4.4	1.8	0.6
Executive Compensation Agreements	2.7	0.1	0.2	0.2	2.2

Total (6)	$608.6	$51.4	$26.3	$525.7	$5.2

(1)	In addition to the above, we have an obligation under Korean law to pay lump-sum payments to employees upon termination of their employment (see Item 8, Note 9 for further detail). This retirement liability was $13.9 million as of December 28, 2008.
(2)	We also have obligations for variable interest payments in conjunction with the senior credit facility (see Item 8, Note 6 for additional information).
(3)	Represents future minimum lease payments under noncancelable operating leases.

(4)	Capital purchase obligations represent commitments for purchase of plant and equipment. They are not recorded as liabilities on our balance sheet as of December 28, 2008, as we have not yet received the related goods or taken title to the property.
(5)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.
(6)	We had $9.7 million of unrecognized tax benefits at December 28, 2008. The timing of the expected cash outflow relating to the remaining balance is not reliably determinable at this time. In addition, the total does not include contractual obligations recorded on the balance sheet as current liabilities other than debt obligations, or certain purchase obligations as discussed below.

It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or “take or pay” arrangements for purchases of certain equipment and raw materials. Obligations under these arrangements are included in (5) above.

We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant at December 28, 2008 and the contracts generally contain clauses allowing for cancellation without significant penalty.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of revenue recognition, sales reserves, inventory valuation, fair value of financial instruments, impairment of long-lived assets, income taxes and loss contingencies. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

On an ongoing basis, we evaluate the judgments and estimates underlying all of our accounting policies, including those related to revenue recognition, sales reserves, inventory valuation, impairment of long-lived assets, income taxes and loss contingencies. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures, and reported amounts of revenues and expenses. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Approximately 66% of our revenue is generated through the use of distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. We have agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue based upon historical activity. We also have volume based incentives with certain distributors to encourage stronger resales of our products. Reserves are recorded as a reduction to revenue as they are earned by the distributor. Our policy is to use both a three to six month rolling historical experience rate as well as a prospective view of products in the distributor channel for distributors who participate in an incentive program in order to estimate the necessary allowance to be recorded. In addition, the products sold by us are subject to a limited product quality warranty. We accrue for estimated incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. The standard limited warranty period is one year. Quality returns are accounted for as a reduction of revenue. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

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

Fair Value of Financial Instruments. Securities and derivatives are financial instruments that are recorded at fair value on a recurring basis. SFAS 157, Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. On January 1, 2008, we partially adopted SFAS 157. In accordance with Financial Accounting Standards Board (FASB) Staff Position (FSP) 157-2, Effective Date of FASB Statement 157, we deferred adoption of SFAS 157 for nonfinancial assets and liabilities including intangible assets, reporting units measured at fair value in the first step of a goodwill impairment test, and asset retirement obligations. We will fully adopt SFAS 157 on the first day of fiscal year 2009.

In accordance with SFAS 157, we group our financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1—Valuation is based upon quoted market price for identical instruments traded in active markets.

•

Level 2—Valuation is based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. Valuation techniques include use of discounted cash flow models and similar techniques.

It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurements are based on models that use primarily market based parameters including interest rate yield curves, option volatilities, and currency rates. In certain cases where market rate assumptions are not available, we are required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. The only financial instruments we hold which are not classified as either Level 1 or Level 2 are auction rate securities. There has been insufficient demand for these types of investments and as a result the investments are not currently liquid. Since observable market prices and parameters are not currently available, judgment is necessary to estimate fair value. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows could significantly affect the results of current or future values. For the year ended December 28, 2008, we performed a discounted cash flow (DCF) calculation to determine the estimated fair value of the auction rate securities. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. The inputs for our DCF were based upon input from third parties as well as our own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from six to twelve years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security. The results of these fair value calculations are imprecise and may not be realized in an actual sale. Changes in market conditions may also reduce the availability of other quoted prices or observable data. If this were to occur, we would need to use valuation techniques requiring more judgment to estimate the appropriate fair value measurement.

At December 28, 2008 approximately 1.9% of total assets, or $35.4 million, consisted of financial instruments recorded at fair value on a recurring basis. Approximately 91% of these assets were classified as Level 3 assets. All Level 3 assets consist of auction rate securities. Approximately, 1.3% of total liabilities or $10.1 million consisted of financial liabilities recorded at fair value.

In the valuation of our derivative instruments, we consider our credit risk and the credit risk of our counterparties. Based on our current credit standing and the credit standing of our counterparties credit risk has not had a material impact in the valuation of our derivatives.

See Item 8, Notes 3 and 15 for a complete discussion on our use of fair valuation of financial instruments, our related measurement techniques, and its impact to our financial statements.

Impairment of Long-Lived Assets. We assess the impairment of long-lived assets, including goodwill, on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

As required by SFAS 142, Goodwill and Other Intangible Assets, goodwill is subject to annual impairment tests, or more frequently, if indicators of potential impairment arise. Our impairment review is based on a combination of the income approach, which estimates the fair value of our reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based on comparable market multiples. The comparable companies utilized in our evaluation are primarily the major competitors listed in Item 1 of this report. As part of the market multiple analysis, a control premium is also factored in. The control premiums utilized ranged from 35% to 45% based on the reporting unit. The discount rates utilized in the discounted cash flows ranged from approximately 13% to 15%, reflecting market based estimates of capital costs and discount rates adjusted for a market participants view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The average fair value is reconciled to our market capitalization at the end of the year with an appropriate control premium.

The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to; the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which we compete, the discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation and amortization, and capital expenditures. Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. We use judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired.

After completing step one of the impairment test, we determined that the estimated fair value of our PCIA and SPG reporting units was less than the carrying value of those reporting units. The fair value of MCCC exceeded the book value by 14% so step two was not necessary. The fair value for PCIA was 63% less than the carrying value. The fair value for SPG was 66% less than the carrying value. This required us to complete the second step of the impairment test for both of these reporting units. To measure the amount of impairment, SFAS 142 prescribes that we determine the implied fair value of goodwill in the same manner as if we had acquired those reporting units. Specifically, we must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, we wrote off the entire goodwill balance for PCIA and SPG. This resulted in an impairment loss of $203.3 million as of December 28, 2008. See Item 8, Note 5 for more details on goodwill.

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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. Given current economic conditions, we performed an impairment review of other long lived assets in addition to our annual goodwill impairment test as of December 28, 2008. We determined that there was no impairment of our other long lived assets.

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

Valuation allowances have been established for U.S. deferred tax assets, which we believe do not meet the “more likely than not” criteria established by SFAS 109. In 2005, we established a full valuation allowance against our net U.S. deferred tax assets excluding certain deferred tax liabilities related to indefinite-lived goodwill. We recorded a valuation allowance in 2005 and continue to carry the valuation allowance in 2008 as our trend of positive evidence does not currently support such a release. In 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $24.8 million relating to our Malaysian cumulative reinvestment allowance and manufacturing incentives. The deferred tax asset and related valuation allowance were previously recorded on a net basis but should have been presented on a gross basis in our notes to the consolidated financial statements. The gross up of these items did not impact our financial position or our results of operations and has been determined to be immaterial. Our jurisdictional financial history and current forecast provides enough uncertainty that it is management’s belief that we do not meet the standard of “more likely than not” that is required for measuring the likelihood of realization of net deferred tax assets under SFAS 109. We will continue to evaluate book and taxable income trends, and their impact on the amount and timing of valuation allowance adjustments.

If we are able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to income from continuing operations, additional paid-in capital or to other comprehensive income.

The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations in a multitude of jurisdictions. With the implementation effective January 1, 2007, FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Forward Looking Statements

This annual report “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For Example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Risk Factors section. Among these factors are the following: current economic uncertainty, including disruptions in the credit markets, as well as future economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); technological and product development risks, including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of manufacturing capacity; the risk of production delays; the inability to attract and retain key management and other employees; risks related to warranty and product liability claims; risks inherent in doing business internationally; changes in tax regulations or the migration of profits from low tax jurisdictions to higher tax jurisdictions; availability and cost of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

New Policy on Business Outlook Disclosure

We changed our policy on business outlook disclosure effective January 29, 2009 until further notice. Financial information relating to any current quarter should be considered to be speaking as of the date of the press release or other announcement only. Following the date of the press release or other announcement, the information should be considered to be historical and not subject to update. We undertake no obligation to update any such information, although we may choose to do so by press release, SEC filing or other public announcement. We are making this change to our policy because of the uncertainty created by the current economic environment. Consistent with this policy change, Fairchild Semiconductor representatives will no longer comment about the business outlook of our financial results or expectations for the quarter in question.

Status of First Quarter Business

Our backlog for the first quarter as of January 29, 2009 was approximately $205 million. Based on order patterns observed as of January 29, 2009, we expected to post additional turns business in the quarter. Assuming we continue to record positive fill, we presently expect first quarter sales to be between $220 and $245 million. Based on our distributors’ forecasts for sell-through, this amount of revenue would result in a significant channel inventory reduction. Assuming this level of business, gross margin would be between 14 and 18 percent. Operating expenses for the quarter are currently estimated to be in the range of $73 to $76 million. We expect to incur an additional cash restructuring charge of about $8 million in connection with staffing reductions announced last quarter. Capital expenditures are expected to be limited to about $60 million for all of 2009. Interest expense for the first quarter is projected to be between $4 and $5 million, while our tax expense is anticipated to be around zero. We reiterate that, although this information reflects our best available information as of January 29, 2009, it should not be viewed as equivalent to guidance we have historically given.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations. This statement replaces SFAS 141, Business Combinations, but retains the fundamental requirements of the statement that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The statement seeks to improve financial reporting by establishing principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase option and c) determines what information to disclose. This statement is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of SFAS 141(R) to any acquisitions after December 28, 2008.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB 51. This statement amends Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 will not impact our consolidated financial position and results of operations because we do not have any noncontrolling interests.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial condition, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 impacts disclosures only and did not have an impact on our consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 28, 2008. Actual results may differ materially.

We use currency forward and combination option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, Taiwanese dollar, British pound and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. We utilize currency option contracts and forward contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 28, 2008, an adverse change (defined as a 20% unfavorable move in every currency where we have exposure) in the exchange rates of all currencies over the course of the year would have resulted in an adverse impact on income before taxes of approximately $9.0 million.

We have interest rate exposure with respect to the senior credit facility due to the variable LIBOR pricing for both the term loan and the Revolving Credit Facility. We have entered into an interest rate swap to reduce our variable interest rate exposure on $150 million of the outstanding term loan. For example, a 50 basis point increase in interest rates would result in increased annual interest expense of $0.5 million for the Revolving Credit Facility, assuming all borrowing capability was utilized. A 50 basis point increase in interest rates would result in increased annual interest expense of $1.8 million for the remaining balance of the $525 million term loan, excluding $150 million fixed with an interest rate swap. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would be offset by an increase in interest income of $1.9 million on the cash and investment balances at 2008 year-end. At December 28, 2008, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $78.9 million available under this senior credit facility.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 28, 2008. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(b) of the 2008 Form 10-K. We also have audited Fairchild Semiconductor International, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fairchild Semiconductor International Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Semiconductor International, Inc. as of December 28, 2008 and December 30, 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Fairchild Semiconductor International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Boston, Massachusetts

February 26, 2009

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 28, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$351.5	$409.0
Short-term marketable securities	0.8	2.1
Accounts receivable, net of allowances of $36.1 and $37.5 at December 28, 2008 and December 30, 2007, respectively	155.6	179.0
Inventories	231.0	243.5
Deferred income taxes, net of allowances	11.7	9.2
Other current assets	28.3	42.7

Total current assets	778.9	885.5
Property, plant and equipment, net	731.6	676.0
Deferred income taxes, net of allowances	7.3	11.6
Intangible assets, net	102.1	123.7
Goodwill	161.7	353.2
Long-term securities	34.6	51.0
Other assets	33.6	31.6

Total assets	$1,849.8	$2,132.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.3	$203.7
Accounts payable	94.4	130.6
Accrued expenses and other current liabilities	94.4	110.5

Total current liabilities	194.1	444.8
Long-term debt, less current portion	529.9	385.9
Deferred income taxes	33.0	34.6
Other liabilities	32.9	45.6

Total liabilities	789.9	910.9
Commitments and contingencies (Note 14)
Temporary equity—deferred stock units	2.8	3.2
Stockholders’ equity:
Common stock, $.01 par value, voting; 340,000,000 shares authorized; 126,686,758 and 125,786,993 shares issued and 123,298,821 and 124,134,735 shares outstanding at December 28, 2008 and December 30, 2007, respectively	1.3	1.3
Additional paid-in capital	1,389.0	1,371.7
Accumulated deficit	(284.0)	(116.6)
Accumulated other comprehensive income (loss)	(10.5)	(10.0)
Less treasury stock (at cost)	(38.7)	(27.9)

Total stockholders’ equity	1,057.1	1,218.5

Total liabilities, temporary equity and stockholders’ equity	$1,849.8	$2,132.6

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Total revenue	$1,574.2	$1,670.2	$1,651.1
Cost of sales	1,118.8	1,179.7	1,154.3

Gross margin	455.4	490.5	496.8

Operating expenses:
Research and development	112.9	109.8	107.5
Selling, general and administrative	217.7	230.3	241.9
Amortization of acquisition-related intangibles	22.1	23.5	23.5
Restructuring and impairments	29.2	10.8	3.2
Charge (release) for potential litigation outcomes, net	(3.3)	9.5	8.2
(Gain) loss on sale of product line, net	—	0.4	(6.0)
Purchased in-process research and development	—	3.9	—
Goodwill impairment charge	203.3	—	—

Total operating expenses	581.9	388.2	378.3

Operating income (loss)	(126.5)	102.3	118.5
Impairment of investments	19.0	—	—
Other expense, net	23.1	20.2	19.7

Income (loss) before income taxes	(168.6)	82.1	98.8
Provision (benefit) for income taxes	(1.2)	18.1	15.4

Net income (loss)	$(167.4)	$64.0	$83.4

Net income (loss) per common share:
Basic	$(1.35)	$0.52	$0.68

Diluted	$(1.35)	$0.51	$0.67

Weighted average common shares:
Basic	124.3	124.1	122.2

Diluted	124.3	126.3	124.4

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net income (loss)	$(167.4)	$64.0	$83.4
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(10.5)	(5.0)	(0.4)
Net amount reclassified to earnings for hedging	5.2	0.5	(0.4)
Net change associated with unrealized holding gain (loss) on marketable securities and investments	(13.5)	(2.4)	(2.8)
Net amount reclassified to earnings for marketable securities	16.2	—	(0.4)
Net change associated with pension transactions	2.1	(4.1)	—

Comprehensive income (loss)	$(167.9)	$53.0	$79.4

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Cash flows from operating activities:
Net income (loss)	$(167.4)	$64.0	$83.4
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	136.6	127.0	116.8
Non-cash stock-based compensation expense	19.1	24.8	26.7
Non-cash restructuring and impairments expense	12.2	3.1	2.2
Non-cash write-off of deferred financing fees	0.4	—	—
Non-cash financing expense	1.6	1.8	2.1
Non-cash goodwill impairment	203.3	—	—
Non-cash impairment of investments	19.0	—	—
Purchased in-process research and development	—	3.9	—
Loss on disposal of property, plant and equipment	0.3	1.7	1.4
Deferred income taxes, net	(11.2)	(6.1)	(1.8)
(Gain) loss on sale of product line	—	0.4	(6.0)
Gain on sale of strategic investment	—	—	(0.6)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	23.4	(8.5)	(34.7)
Inventories	12.4	4.0	(37.7)
Other current assets	14.3	(14.1)	(6.2)
Accounts payable	(47.8)	35.9	(5.0)
Accrued expenses and other current liabilities	(22.2)	(70.3)	40.9
Other assets and liabilities, net	(8.6)	23.0	3.4

Net cash provided by operating activities	185.4	190.6	184.9

Cash flows from investing activities:
Purchase of marketable securities	(3.8)	(165.7)	(176.1)
Sale of marketable securities	5.1	172.7	249.3
Maturity of marketable securities	0.2	0.1	81.1
Capital expenditures	(168.7)	(140.4)	(111.8)
Proceeds from sale of property, plant and equipment	0.5	0.5	—
Purchase of molds and tooling	(5.7)	(1.7)	(2.1)
Sale of strategic investment	—	—	1.1
Acquisitions and divestitures, net of cash acquired	—	(178.3)	5.4

Net cash provided by (used in) investing activities	(172.4)	(312.8)	46.9

Cash flows from financing activities:
Repayment of long-term debt	(204.4)	(2.8)	(54.1)
Issuance of long-term debt	150.0	—	—
Proceeds from issuance of common stock and from exercise of stock options, net	9.0	37.1	27.3
Purchase of treasury stock	(21.7)	(28.3)	(9.1)
Debt issuance costs	(3.4)	—	(1.4)

Net cash provided by (used in) financing activities	(70.5)	6.0	(37.3)

Net change in cash and cash equivalents	(57.5)	(116.2)	194.5
Cash and cash equivalents at beginning of period	409.0	525.2	330.7

Cash and cash equivalents at end of period	$351.5	$409.0	$525.2

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$17.5	$27.7	$22.2
Interest	$30.5	$30.4	$44.8

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Treasury Stock	Total
	Number of Shares	At Par Value			Securities	Hedging Transactions	Pensions
Balances at December 25, 2005	$120.5	$1.2	$1,274.1	$(265.9)	$3.1	$0.8	$—	$(4.8)	$1,008.5
Net income	—	—	—	83.4	—	—	—	—	83.4
Exercise or settlement of plan awards and shares issued under stock purchase plan	2.7	—	19.9	—	—	—	—	7.3	27.2
Stock-Based compensation expense	—	—	27.3	—	—	—	—	—	27.3
Purchase of treasury stock	(0.5)	—	—	—	—	—	—	(9.1)	(9.1)
Cash flow hedges	—	—	—	—	—	(0.8)	—	—	(0.8)
Unrealized holding loss on marketable securities and investments	—	—	—	—	(3.2)	—	—	—	(3.2)
Adjustment to initially apply FASB Statement 158, net of tax	—	—	—	—	—	—	1.1	—	1.1
Temporary equity reclassification, deferred stock units	—	—	(2.2)	—	—	—	—	—	(2.2)

Balances at December 31, 2006	122.7	1.2	1,319.1	(182.5)	(0.1)	—	1.1	(6.6)	1,132.2
Net income	—	—	—	64.0	—	—	—	—	64.0
Adjustment for adoption of FIN 48	—	—	—	1.9	—	—	—	—	1.9
Exercise or settlement of plan awards and shares issued under stock purchase plan	3.1	0.1	29.0	—	—	—	—	8.0	37.1
Stock-Based compensation expense	—	—	24.8	—	—	—	—	—	24.8
Purchase of treasury stock	(1.7)	—	—	—	—	—	—	(28.3)	(28.3)
Cash flow hedges	—	—	—	—	—	(4.5)	—	—	(4.5)
Unrealized holding loss on marketable securities and investments	—	—	—	—	(2.4)	—	—	—	(2.4)
Pension transactions	—	—	—	—	—	—	(4.1)	—	(4.1)
Temporary equity reclassification, deferred stock units	—	—	(1.2)	—	—	—	—	—	(1.2)
Other	—	—	—	—	—	—	—	(1.0)	(1.0)

Balances at December 30, 2007	124.1	1.3	1,371.7	(116.6)	(2.5)	(4.5)	(3.0)	(27.9)	1,218.5
Net loss	—	—	—	(167.4)	—	—	—	—	(167.4)
Exercise or settlement of plan awards and shares issued under stock purchase plan	1.6	—	(1.9)	—	—	—	—	10.9	9.0
Stock-Based compensation expense	—	—	18.8	—	—	—	—	—	18.8
Purchase of treasury stock	(2.4)	—	—	—	—	—	—	(21.7)	(21.7)
Cash flow hedges	—	—	—	—	—	(5.3)	—	—	(5.3)
Unrealized holding gain on marketable securities	—	—	—	—	0.2	—	—	—	0.2
Loss on long-term securities	—	—	—	—	2.5	—	—	—	2.5
Pension transactions	—	—	—	—	—	—	2.1	—	2.1
Temporary equity reclassification, deferred stock units	—	—	0.4	—	—	—	—	—	0.4

Balances at December 28, 2008	$123.3	$1.3	$1,389.0	$(284.0)	$0.2	$(9.8)	$(0.9)	$(38.7)	$1,057.1

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

The company is headquartered in South Portland, Maine and has manufacturing operations in South Portland, Maine, West Jordan, Utah, Mountaintop, Pennsylvania, Cebu, the Philippines, Penang, Malaysia, Bucheon, South Korea, and Suzhou, China. The company sells its products to customers worldwide.

The accompanying financial statements of the company have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S.). Certain amounts for prior periods have been reclassified to conform to current presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 28, 2008 and December 30, 2007 consists of 52 weeks, while results for the year ended December 31, 2006 consists of 53 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, investments, intangible assets, and other long-lived assets, legal contingencies, and assumptions used in the calculation of income taxes and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

During fiscal year 2008, the company recorded approximately $3.6 million of adjustments to previously recorded estimates which increased gross margin by approximately $0.8 million, reduced selling, general and administrative expense by approximately $1.1 million and reduced the provision for income taxes by approximately $1.7 million. The cumulative effect of these adjustments is deemed immaterial.

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

Approximately 66% of the company’s revenues are received from distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. The company has agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. The company records charges associated with these programs as a reduction of revenue at the time of sale based upon historical activity. The company’s policy is to use both a three to six month rolling historical experience rate as well as a prospective view of products in the distributor channel for distributors who participate in an incentive program in order to estimate the necessary allowance to be recorded. In addition, under the company’s standard terms and conditions of sale, the products sold by the company are subject to a limited product quality warranty. The standard limited warranty period is one year. The company may, and often does, receive warranty claims outside the scope of the company’s standard terms and conditions. The company accrues for the estimated cost of incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. Quality returns are accounted for as a reduction of revenue.

In some cases, title and risk of loss do not pass to the customer when the product is received by them. In these cases, the company recognizes revenue at the time when title and risk of loss is transferred, assuming all other revenue recognition criteria have been satisfied. These cases include several inventory locations where the company manages consigned inventory for the company’s customers, some of which inventory is at customer facilities. In such cases, revenue is not recognized when products are received at these locations; rather, revenue is recognized when customers take the inventory from the location for their use.

Advertising

Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 were not material to the consolidated financial statements.

Research and Development Costs

The company’s research and development expenditures are charged to expense as incurred.

Fair Value of Financial Instruments

On December 31, 2007, the first day of fiscal year 2008, the company partially adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. In accordance with FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement 157, the company has deferred the adoption of SFAS 157 for nonfinancial assets and liabilities including intangible assets, reporting units measured at fair value in the first step of a goodwill impairment test, and asset retirement obligations. The company will fully adopt SFAS 157 on the first day of fiscal year 2009. FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. In accordance with SFAS 157, the company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1—Valuation is based upon quoted market price for identical instruments traded in active markets.

•

Level 2—Valuation is based on quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. Valuation techniques include use of discounted cash flow models and similar techniques.

In accordance with FAS 157, it is the company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the company uses quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including interest rate yield curves, option volatilities, and currency rates. In certain cases where market rate assumptions are not available, the company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows could significantly affect the results of current or future values. The results may not be realized in an actual sale or immediate settlement of an asset or liability. See Note 3 and Note 15 for further discussion of the fair value of the company’s financial instruments.

The carrying values of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

Cash, Cash Equivalents and Other Securities

The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, and U.S. government securities. While the company still holds auction rate securities, the company no longer actively invests in them.

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Highly liquid investments with maturities greater than three months and less than one year are classified as short-term marketable securities. All other investments with maturities that exceed one year are classified as long-term securities. At December 28, 2008 and December 30, 2007, all of the company’s securities are classified as available-for-sale. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of other comprehensive income (OCI) within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-

than-temporary are included in impairment of investments in the statement of operations. For the purpose of computing realized gains and losses cost is identified on a specific identification basis. For further discussion of the fair value of the company’s securities see Note 3.

Cash, cash equivalents and other securities as of December 28, 2008 and December 30, 2007 are as follows:

	December 28, 2008	December 30, 2007
	(In millions)
Cash and cash equivalents	$351.5	$409.0
Short-term marketable securities	0.8	2.1
Long-term securities	34.6	51.0

Total cash, cash equivalents and other securities	$386.9	$462.1

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

The company utilizes cash flow hedges to hedge certain foreign currency forecasted revenue and expense streams. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings, and within the same income statement line as the impact of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Effectiveness is assessed at the hedge’s inception and on an ongoing quarterly basis. If the hedge fails to meet the requirements for using hedge accounting treatment or the hedged transaction is no longer likely to occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the changes in fair value of the hedge would be included in earnings. The maturities of the cash flow hedges are twelve months or less. Derivative instruments that are not designated as hedged transactions are used to offset the foreign currency impact of balance sheet translation. These derivatives have one month maturities and the initial fair value, if any, and any subsequent gains or losses on the change in the fair value are reported in earnings within the same income statement line as the impact of the related transactions.

Interest Rate Hedging

Effective December 29, 2006, the company entered into an interest rate swap agreement to hedge interest rate exposure for $150 million notional amount of its floating rate debt. The swap effectively fixes the interest rate for the $150 million portion of the term loan at 4.99% for three years. This hedge of interest rate risk was designated and documented at inception as a cash flow hedge and is evaluated for effectiveness quarterly. Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. On a quarterly basis, the fair value of the swap is determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swap is recognized in OCI, a component of shareholders’ equity. Any ineffectiveness of the swap is required to be recognized in earnings as a component of interest expense.

Concentration of Credit Risk

The company is subject to concentrations of credit risk in their investments, derivatives, and trade accounts receivable. The company maintains cash, cash equivalents and other securities with high credit quality financial institutions based upon the company’s analysis of that financial institution’s relative credit standing. The company’s investment policy is designed to limit exposure to any one institution. The company also is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the company’s exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. The company considers the risk of counterparty default to be minimal.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are generally depreciated based upon the following estimated useful lives: buildings and improvements, ten to thirty years, machinery and equipment and software, three to ten years. Depreciation is principally provided under the straight-line method.

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

During the third quarter of 2005, one of the company’s strategic investments completed its initial public offering. This investment was classified as available-for sale and was carried at fair market value with unrealized gains and losses included as a component of OCI within stockholders’ equity, net of any related tax effect. The investment was sold in the third quarter of 2006 and as a result, the company recognized a $0.6 million gain on the sale.

During the second quarter of 2008, the company sold its interest in one of its strategic investments for an immaterial gain.

The total cost basis for strategic investments, which are included in other assets on the balance sheet, was $3.5 million and $4.5 million , net of write offs, as of December 28, 2008 and December 30, 2007, respectively.

Other Assets

Other assets include deferred financing costs, which represent costs incurred related to the issuance of the company’s long-term debt. The costs are being amortized using the straight-line method, which approximates the effective interest method, over the related term of the borrowings, which ranges from five to seven years, and are included in interest expense. Also included in other assets are mold and tooling costs. Molds and tools are amortized over their expected useful lives, generally one to three years.

Goodwill and Intangible Assets

Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and intangible assets acquired. Goodwill and other intangible assets with indefinite useful lives are not amortized, but rather are tested at least annually for impairment. Intangible assets with estimable lives are amortized over one to fifteen years.

Goodwill and intangible assets with indefinite lives are tested annually for impairment or more frequently if there is an indication that impairment may have occurred. The company’s impairment review is based on a combination of the income approach, which estimates the fair value of the company’s reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of the company’s reporting units based on comparable market multiples. This fair value is then reconciled to the company’s market capitalization at year end with an appropriate control premium. The determination of the fair value of the reporting units requires the company to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to; the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which the company competes, the discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation and amortization, and capital expenditures. Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. The company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired. See Note 5 for the results of testing performed related to goodwill during 2008.

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

Currencies

The company’s functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, conversion of foreign currency cash and foreign currency transactions are included in current results. Realized foreign currency gains (losses) were $7.9 million, $0.2 million and $(2.1) million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets must also be assessed. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. A valuation allowance must be established for deferred tax assets which the company does not believe will more likely than not be realized in the future. Deferred taxes are not provided for the undistributed earnings of the company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. in accordance with Accounting Principles Board (APB) Opinion 23, Accounting for Income Taxes—Special Areas. The company plans to repatriate certain non-U.S. earnings which have been taxed in the U.S. but earned offshore as well as any non-U.S. earnings in which APB Opinion 23 has not been elected.

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

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities. Potentially dilutive common equivalent securities consist of stock options, deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs). In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Potential shares related to certain of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions, except per share data)
Basic:
Net income (loss)	$(167.4)	$64.0	$83.4

Weighted average shares outstanding	124.3	124.1	122.2

Net income (loss) per share	$(1.35)	$0.52	$0.68

Diluted:
Net income	$(167.4)	$64.0	$83.4

Basic weighted average shares outstanding	124.3	124.1	122.2
Assumed exercise of common stock equivalents	—	2.2	2.2

Diluted weighted-average common and common equivalent shares	124.3	126.3	124.4

Net income (loss) per share	$(1.35)	$0.51	$0.67

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	20.7	14.5	16.7

In addition, the computation of diluted earnings per share did not include the assumed conversion of the 5% Convertible Senior Subordinated Notes (Notes) because the effect would have been anti-dilutive. The annual interest expense on the Notes was $11.0 million and the potential amount of common shares to be converted was 6.7 million. The Notes were redeemed in the second quarter of 2008. (See Note 6 for further discussion of the redemption of the Notes.) The interest expense and potential common shares were not included in the dilution calculation for 2008, 2007 and 2006.

NOTE 3—SECURITIES

Under SFAS 157, the company groups securities measured at fair value on a recurring basis in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. (See Note 2 for further discussion of the fair value hierarchy under SFAS 157.)

Level 1 securities include those traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency-backed securities that are traded by dealers or brokers in active over-the-counter markets. The company has no securities classified as Level 2. The securities classified as Level 3 are auction rate securities.

The fair value of securities are based on quoted market prices at the date of measurement, except for auction rate securities. The auction rate security market is no longer active and as a result there is no observable market data for these assets. Fair value estimates are based on judgments regarding current economic conditions, liquidity discounts and interest rate risks. These estimates involve significant uncertainties and judgments and cannot be determined with precision. As a result such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition changes in the underlying assumptions used in the fair value measurement technique, including discount rates, liquidity risks, and estimates of future cash flows could significantly affect these fair value estimates.

For the year ended December 30, 2007, the fair values of auction rate securities were based on market prices provided by the company’s brokers. The brokers calculated the fair value of the securities on an individual basis by applying a valuation methodology based on a present value of future cash flows model. For the year ended December 28, 2008, the company performed its own discounted cash flow (DCF) calculation to determine the estimated fair value of these investments. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. The inputs for the company’s DCF were based upon input from third parties as well as the company’s own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from six to twelve years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security.

In accordance with SFAS 115, unrealized losses of $2.5 million relating to these auction rate securities had been recorded in OCI as of December 30, 2007. Through the third quarter of 2008, the company considered the impairment to be temporary in nature and the result of global credit market issues, not the result of the credit worthiness of the underlying issuers. Based upon these factors, the company still believes that it is probable that there will be a full recovery of the principal. The company has the ability and intent to hold these securities until such time as either a new market develops or the ultimate maturity of the security. However, as of December 28, 2008, the auction rate security market has been illiquid for over one year and the company does not believe that liquidity will return to the market place in the next twelve months. Based upon these factors, the company concluded that the impairment of its auction rate securities is other-than-temporary and recognized a loss of $19.0 million in the income statement. As a result, the new cost basis of these securities is $32.3 million.

The following table presents the balances of securities measured at fair value on a recurring basis as of December 28, 2008.

	Total	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Marketable securities	$3.1	$3.1	$—	$—
Auction rate securities	32.3	—	—	32.3

	$35.4	$3.1	$—	$32.3

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the year ended December 28, 2008.

Auction Rate Securities
(In millions)
Balance at beginning of period	$48.8
Total realized and unrealized gains or (losses)
Included in net income (loss)	(19.0)
Reclassified from other comprehensive income (loss)	2.5
Purchases, issuances and settlements	—

Balance at end of period	$32.3

Securities are categorized as available-for-sale and are summarized as follows as of December 28, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2
Corporate debt securities	0.6	—	—	0.6

Total marketable securities	$0.8	$—	$—	$0.8

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.7	$0.3	$—	$2.0
Corporate debt securities	0.3	—	—	0.3
Auction rate securities	32.3	—	—	32.3

Total securities	$34.3	$0.3	$—	$34.6

Securities are categorized as available-for-sale and are summarized as follows as of December 30, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2
Corporate debt securities	1.9	—	—	1.9

Total marketable securities	$2.1	$—	$—	$2.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.9	$0.2	$—	$2.1
Corporate debt securities	0.1	—	—	0.1
Auction rate securities	51.3	—	(2.5)	48.8

Total securities	$53.3	$0.2	$(2.5)	$51.0

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of December 28, 2008.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.8	$0.8
Due after one year through three years	0.3	0.4
Due after three years through ten years	1.0	1.1
Due after ten years	33.0	33.1

	$35.1	$35.4

As of December 28, 2008, $32.3 million of securities with contractual maturities due after ten years are auction rate securities. The company’s auction rate securities are composed of approximately $24.8 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $7.5 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to accrue and receive interest on these securities based on a contractual rate. Currently all of the auction rate securities held by the company have a composite Moody’s and Standard and Poor’s rating that is investment grade.

Proceeds from sales of available-for-sale securities totaled $5.1 million, $172.7 million and $249.3 million in 2008, 2007 and 2006, respectively. For the years ending 2007 and 2006, the proceeds are primarily composed of sales of auction rate securities. In 2006, realized losses of $0.3 million were recognized.

All investments in an unrealized loss position at December 30, 2007 had been in an unrealized loss position for less than twelve months. There were no investments in a material unrealized loss position at December 28, 2008.

NOTE 4—FINANCIAL STATEMENT DETAILS

	December 28, 2008	December 30, 2007
	(In millions)
Inventories, net
Raw materials	$43.0	$42.9
Work in process	108.4	123.2
Finished goods	79.6	77.4

	$231.0	$243.5

	December 28, 2008	December 30, 2007
	(In millions)
Property, plant and equipment
Land and improvements	$24.1	$24.7
Buildings and improvements	325.7	319.0
Machinery and equipment	1,591.6	1,465.8
Construction in progress	67.6	68.3

Total property, plant and equipment	2,009.0	1,877.8
Less accumulated depreciation	1,277.4	1,201.8

	$731.6	$676.0

	December 28, 2008	December 30, 2007
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$35.9	$47.6
Accrued interest	7.9	8.4
Taxes payable	8.5	15.5
Restructuring	13.2	3.2
Other	28.9	35.8

	$94.4	$110.5

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

In order to complete the two-step goodwill impairment tests as required by SFAS 142, Goodwill and Other Intangible Assets, the company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In accordance with the provisions of SFAS 142, the company designates reporting units for purposes of assessing goodwill impairment. SFAS 142 defines a reporting unit as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill is assigned to reporting units of the company that are expected to benefit from the synergies of the acquisition. Based on the provisions of SFAS 142, the company has determined that it has three reporting units for purposes of goodwill impairment testing: Mobile, Computing, Consumer and Communications (MCCC), Power Conversion, Industrial and Automotive (PCIA) and Standard Products (SPG).

The company’s impairment review is based on a combination of the income approach, which estimates the fair value of the company’s reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of the company’s reporting units based on comparable market multiples. The average fair value is then reconciled to the company’s market capitalization with an appropriate control premium. The discount rates utilized in the discounted cash flows ranged from approximately 13% to 15%, reflecting market based estimates of capital costs and discount rates adjusted for a market participants view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The peer companies used in the market approach are primarily the major competitors of each segment. The company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the company may record impairment charges in the future. The company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The company performed its annual impairment test as of December 28, 2008. After completing step one of the impairment test, the company determined that the estimated fair value of its PCIA and SPG reporting units was less than the carrying value of those reporting units, requiring the completion of the second step of the impairment test. To measure the amount of impairment, SFAS 142 prescribes that the company determine the implied fair value of goodwill in the same manner as if the company had acquired those reporting units. Specifically, the company must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, the company wrote off the entire goodwill balance for PCIA and SPG. This resulted in an impairment loss of $203.3 million as of December 28, 2008.

The goodwill impairment charge is non-cash in nature and does not affect the company’s liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations.

The following table presents the carrying amount of goodwill by reporting unit.

	MCCC	PCIA	SPG	Total
	(In millions)
Balance as of December 30, 2007	$161.7	$137.0	$54.5	$353.2
Goodwill additions	—	11.8	—	11.8
Goodwill impairment	—	(148.8)	(54.5)	(203.3)

Balance as of December 28, 2008	$161.7	$—	$—	$161.7

During the fourth quarter of 2008, a $203.3 million goodwill impairment charge was recorded, as described above. In addition, during the first quarter of 2008 an increase of $11.8 million was recorded related to purchase accounting entries for the acquisition of System General Corporation (System General), the total of which was assigned to the PCIA group. The purchase price allocation for the acquisition of System General is complete.

Given current economic conditions, the company performed an impairment review of other long lived assets in addition to the annual goodwill impairment test. The company determined that there was no impairment of other long lived assets as of December 28, 2008.

The following table presents a summary of acquired intangible assets.

	Period of Amortization	As of December 28, 2008		As of December 30, 2007
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Identifiable intangible assets:
Developed technology	2-15 years	$237.6	$(161.7)	$237.6	$(143.2)
Customer base	8-10 years	81.6	(60.7)	81.6	(58.1)
Core technology	10 years	3.9	(0.7)	3.9	(0.3)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(0.5)	1.0	(0.3)
Process technology	5 years	1.6	(0.6)	1.6	(0.3)
Patents	4 years	5.9	(5.3)	5.4	(5.3)
Trademarks and tradenames	1 year	25.2	(25.2)	25.2	(25.1)

Subtotal		387.2	(285.1)	386.7	(263.0)
Goodwill		161.7	—	353.2	—

Total		$548.9	$(285.1)	$739.9	$(263.0)

Amortization expense for intangible assets was $22.1 million for 2008 and $23.5 million for both 2007 and 2006.

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)
Fiscal 2009	$22.1
Fiscal 2010	22.1
Fiscal 2011	17.8
Fiscal 2012	15.5
Fiscal 2013	13.0

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following at:

	December 28, 2008	December 30, 2007
	(In millions)
Term Loans	$535.2	$389.6
Convertible Senior Subordinated Notes	—	200.0

Total debt	535.2	589.6
Current portion of long-term debt	(5.3)	(203.7)

Long-term debt, less current portion	$529.9	$385.9

Senior Credit Facility

The senior credit facility consists of an original term loan of $375 million, a revolving line of credit (Revolving Credit Facility) of $100 million and an incremental term loan feature of $300 million. At December 28, 2008, the company had $535.2 million outstanding on the senior credit facility. This consists of $515.8 million of outstanding term loans, which are due June 26, 2013 and $19.4 million outstanding on the Revolving Credit Facility, which is due June 26, 2012.

On May 16, 2008, the company borrowed $150 million under the incremental term loan feature. These funds along with $50 million of cash on hand were used to pay down the company’s $200 million 5.0% Convertible Senior Subordinated Notes (Notes) due November 1, 2008. The company initiated the call of the Notes in conjunction with the incremental borrowing and redeemed the Notes on June 9, 2008. The company incurred cash charges of $3.4 million related to the incremental borrowing which were deferred and will be amortized over the term of the debt. At December 28, 2008, the remaining $150 million of the incremental term loan feature remains uncommitted.

The original term loan and the Revolving Credit Facility have variable interest rates of London Interbank Offered Rate (LIBOR) plus 1.50%. Both the term loan and Revolving Credit Facility have step down features based on senior leverage ratios. Both are currently at LIBOR plus 1.50%. The incremental term loan has a variable interest rate of LIBOR plus 2.50%. Borrowings under the senior credit facility are secured by a pledge of common stock of the company and certain subsidiaries.

At December 28, 2008, $19.4 million was drawn on the Revolving Credit Facility and the company had outstanding letters of credit under the Revolving Credit Facility totaling $1.7 million. These outstanding letters of credit reduce the amount available under the Revolving Credit Facility to $78.9 million. The company pays a commitment fee of 0.375% per annum on the unutilized commitments under the Revolving Credit Facility.

On June 22, 2006, the company used $50.0 million of cash to pay down the term loan on its previous senior credit facility from $444.4 million to $394.4 million. Subsequently, on June 26, 2006, the company refinanced the senior credit facility and replaced it with the current senior credit facility. The $394.4 million term loan was replaced with a $375.0 million term loan and the $180.0 million revolving line of credit was replaced with the current $100.0 million line of credit. The refinancing reduced the variable interest rate on the term loan from LIBOR plus 1.75% to LIBOR plus 1.50% and reduced the variable interest rate on the Revolving Credit Facility from LIBOR plus 2.25% to LIBOR plus 1.50%. The company incurred cash charges of $1.9 million in the second quarter of 2006 related to the refinancing, of which $1.4 million was deferred.

Convertible Senior Subordinated Notes

On May 16, 2008, the company initiated the call of the Notes due November 1, 2008. The redemption amount was paid on June 9, 2008 using proceeds from the incremental term loan and cash on hand.

The payment of principal and interest on the senior credit facility is fully and unconditionally guaranteed by Fairchild International. Fairchild International is the parent company of Fairchild and currently conducts no business and has no significant assets other than the capital stock of Fairchild. Fairchild has twenty direct subsidiaries and fifteen indirect subsidiaries, of which six subsidiaries, Fairchild Semiconductor Corporation of California (“Fairchild California”), KOTA Microcircuits, Inc., QT Optoelectronics, Inc., QT Optoelectronics, Fairchild Energy, LLC and ROCTOV, LLC are guarantors on the senior credit facility. The guarantees of the guarantor subsidiaries as well as that of Fairchild International are joint and several. The remaining direct and indirect subsidiaries are foreign-based and do not guarantee the senior credit facility.

The company’s senior credit facility contains various restrictions and covenants including limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures, incurring indebtedness and the ability of the company’s subsidiaries to pay dividends or make advances to the company. The covenants in the senior credit facility also include financial measures such as a minimum interest coverage ratio, a maximum net leverage ratio and a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure. At December 28, 2008, the company was in compliance with these covenants. The senior credit facility also limits the company’s ability to modify its certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements.

Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

(In millions)
2009	$5.3
2010	5.3
2011	5.3
2012	24.6
2013	494.7

$535.2

At December 28, 2008, the company also has approximately $5.6 million of undrawn credit facilities at certain of its foreign subsidiaries.

NOTE 7—INCOME TAXES

Total income tax provision (benefit) was allocated as follows:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Income tax provision (benefit) attributable to income (loss) before income taxes	$(1.2)	$18.1	$15.4
Other comprehensive income	—	—	—

	$(1.2)	$18.1	$15.4

Income (loss) before income taxes for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 consisted of the following:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Income (loss) before income taxes:
U.S.	$(103.7)	$76.8	$28.2
Foreign	(64.9)	5.3	70.6

	$(168.6)	$82.1	$98.8

Income tax provision (benefit) for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 consisted of the following:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Income tax provision (benefit):
Current:
U.S. state and local	$(2.2)	$(0.3)	$—
Foreign	12.8	20.4	17.6

	10.6	20.1	17.6
Deferred:
U.S. federal	(10.6)	3.5	3.5
U.S. state and local	(1.0)	0.3	0.3
Foreign	(0.2)	(5.8)	(6.0)

	(11.8)	(2.0)	(2.2)
Total income tax provision (benefit):
U.S. federal	(10.6)	3.5	3.5
U.S. state and local	(3.2)	—	0.3
Foreign	12.6	14.6	11.6

	$(1.2)	$18.1	$15.4

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide effective tax rate on net income (loss) before income taxes is as follows:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of federal benefit	1.1	3.7	1.9
Foreign tax rate differential	(22.9)	18.0	(5.6)
Tax credits	1.7	(1.0)	—
Foreign withholding taxes	(0.8)	—	—
Goodwill impairment	(12.5)	—	—
Non-deductible expenses	(2.2)	0.9	3.9
Change in valuation allowance	1.3	(34.6)	(19.6)

	0.7%	22.0%	15.6%

In conjunction with the acquisition of the power device business in 1999, the Korean government granted a ten-year tax holiday to Fairchild Korea Semiconductor Ltd. The original exemption was 100% for the first seven years of the holiday and 50% for the remaining three years of the holiday. In 2000, the tax holiday was extended such that the exemption amounts were increased to 78% in the eighth year and a 28% exemption was added to the eleventh year. The first year of the tax holiday in which Fairchild Korea Semiconductor Ltd. started providing for taxes was 2006. The tax rates for the remaining years of the Korean tax holiday are 13.75% for 2007 and 2008 and 17.52% for 2009. Taxes exempted include income taxes, dividend withholding taxes, acquisition tax, registration tax, property tax and aggregate land tax. Following 2009, the tax rates will revert to the enacted statutory rate, which is 22% for 2010.

As one of the incentives for locating in the Suzhou Industrial Park, the Chinese government granted a ten year preferential income tax holiday to Fairchild Semiconductor (Suzhou) Co., Ltd. The holiday provides 100%

exemption for the first five years of the holiday and 7.5% reduced rate from years six to ten commencing in the first year in which Fairchild Semiconductor (Suzhou) Co. Ltd. is profitable. In 2005, no provision for income taxes for Fairchild Semiconductor (Suzhou) Co., Ltd. was provided. In 2006 and 2007, a current provision for income taxes was provided for at the 7.5% rate. Although the unified enterprise income tax law passed in March 2007, changing the Chinese statutory rate to 25% effective 2008, the new law grandfathered enterprises currently receiving tax incentives for a maximum period of five years. In 2008, a current provision for income taxes was provided for at 9.0%. Fairchild Semiconductor (Suzhou) Co., Ltd. will continue to receive its tax incentives with a transition over the next four years to the enacted statutory rate of 25%.

The tax holidays reduced net loss by $7.3 million, or $0.06 per basic and diluted common share for the year ended December 28, 2008, increased net income by $5.4 million, or $0.04 per basic and diluted common share for the year ended December 30, 2007 and increased net income by $6.6 million, or $0.05 per basic and diluted common share for the year ended December 31, 2006.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 28, 2008 and December 30, 2007 are presented below:

	December 28, 2008	December 30, 2007
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$49.2	$55.0
Reserves and accruals	35.9	42.2
Capitalized research expenses and intangibles	36.1	27.9
Tax credit and capital allowance carryovers	83.8	55.2
Unrealized loss on hedging transactions	3.7	2.6

Total gross deferred tax assets	208.7	182.9
Valuation allowance	(195.2)	(166.5)

Net deferred tax assets	13.5	16.4
Deferred tax liabilities:
Plant and equipment	(23.0)	(26.6)
Capital allowance	(4.5)	(3.5)

Total deferred tax liabilities	(27.5)	(30.1)

Net deferred tax liabilities	$(14.0)	$(13.7)

Net deferred tax assets (liabilities) by jurisdiction are as follows:

	December 28, 2008	December 30, 2007
	(In millions)
U.S.	$(18.4)	$(29.0)
Europe	(0.1)	(0.4)
Japan	1.1	0.7
China	3.2	1.0
Hong Kong	3.0	2.6
Malaysia	(4.3)	(3.4)
Singapore	(0.2)	—
Korea	10.0	12.4
Taiwan	(8.2)	2.4
Foreign—other	(0.1)	—

Net deferred tax liabilities	$(14.0)	$(13.7)

Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability. The deferred tax valuation allowance increased to $195.2 million during the year ending December 28, 2008.

Gross carryforwards as of December 28, 2008 and December 30, 2007, respectively, for U.S. net operating losses (NOL) totaled $128.0 million and $140.9 million, for foreign tax credits totaled $48.3 million and $47.4 million, and for research and development credits totaled $5.2 million and $3.1 million. The net operating losses expire in 2018 through 2026. The foreign tax credits expire in 2009 through 2018. The research and development credits expire in varying amounts in 2010 through 2028. The company has Malaysian unabsorbed capital allowances totaling approximately $17.1 million and $13.1 million as of December 28, 2008 and December 30, 2007, respectively, which can be used to offset future years’ taxable income of those Malaysian subsidiaries.

The company’s ability to utilize its U.S. net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined in the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or more stockholders changes by more than 50% over a three year period. In August 1999, the company experienced an ownership change as a result of its initial public offering. This ownership change did not result in a material limitation on the utilization of the loss and credit carryforwards. As of December 28, 2008, the company has not undergone a second ownership change.

Significant management judgment is required in determining the company’s provision for income taxes and in determining whether deferred tax assets will be realized. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not likely to be realizable. Realization is based on the company’s ability to generate sufficient future taxable income. A valuation allowance is determined in accordance with SFAS 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In 2005, a full valuation allowance on net U.S. deferred tax assets was recorded. The company continues to maintain a full valuation allowance on its net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Until such time that some or all of the valuation allowance is reversed, future income tax expense (benefit) in the U.S., excluding any tax expense generated by the company’s indefinite life intangibles, will be offset by adjustments to the valuation allowance to effectively eliminate any income tax expense or benefit in the U.S. Income taxes will continue to be recorded for other tax jurisdictions subject to the need for valuation allowances in those jurisdictions.

In 2008, a goodwill impairment charge was recorded in accordance with FAS 142. A portion of this impairment was allocable to goodwill that is tax deductible in the U.S. Since the recording of the valuation allowance in 2005, deferred tax expense totaling $11.5 million has been recorded relating to this goodwill. With the impairment, this expense has been reversed in 2008 and a deferred tax asset has been recorded to account for the tax basis in excess of book basis. A valuation allowance has been recorded against this deferred tax asset consistent with the overall valuation allowance maintained on all U.S. deferred tax assets.

As of December 28, 2008, the company’s valuation allowance for U.S. deferred tax assets totaled $168.0 million, which consists of the beginning of the year allowance of $166.5 million, a 2008 charge of $0.5 million to income from continuing operations and a charge of $1.0 million to OCI. The valuation allowance reduces the carrying value of temporary differences generated by capital losses, capitalized research and development expenses, foreign tax credits, reserves and accruals, and NOL carryforwards, which would require sufficient future capital gains and future ordinary income in order to realize the tax benefits. If the company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income from continuing operations, additional paid in capital or OCI.

In 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $24.8 million relating to the company’s Malaysian cumulative reinvestment allowance and manufacturing incentives. The deferred tax asset and related valuation allowance were previously recorded on a net basis but should have been presented on a gross basis in the company’s notes to the consolidated financial statements. The gross up of these items did not impact the company’s financial position or results of operations and has been determined to be immaterial. As of December 28, 2008 the company’s valuation allowance for Taiwan deferred tax assets totaled $2.2 million relating to the company’s Taiwanese investment tax credits.

Deferred income taxes have not been provided for the undistributed earnings of the company’s foreign subsidiaries that are reinvested indefinitely. Deferred income taxes have been provided for the undistributed earnings of the company’s foreign subsidiaries that are part of the repatriation plan, which aggregated to approximately $1.1 million at December 28, 2008. In addition, certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore have and will continue to be part of the company’s repatriation plan. At December 28, 2008, the undistributed earnings of the company’s subsidiaries approximated $306.7 million. The amount of taxes attributable to these undistributed earnings is not practicably determinable.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The company adopted FIN 48 on January 1, 2007. The unrecognized tax benefits at December 28, 2008 and December 30, 2007 total $64.1 million and $67.3 million respectively. Of the total unrecognized tax benefits at December 28, 2008 and December 30, 2007, $9.7 million and $13.8 million, respectively, would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, as the company has a full valuation allowance against its U.S. deferred taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at December 30, 2007	$67.3
Increases related to prior year tax positions	0.3
Decreases related to prior year tax positions	(3.2)
Increases related to current year tax positions	1.3
Settlements	—
Lapse of statute	(1.6)

Balance at December 28, 2008	$64.1

The company’s major tax jurisdictions as of the adoption of FIN 48 are the U.S. and Korea. For the U.S., the company has open tax years dating back to 1999 due to the carryforward of tax attributes. In Korea, the company has five open tax years dating back to 2003.

As of December 28, 2008, the company had accrued for penalties and interest relating to uncertain tax positions totaling $1.6 million, consisting of the beginning of the year total of $2.1 million and a decrease of $0.5 million during the year which was recognized as a component of income tax expense. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

NOTE 8—STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS 123(R), which supersedes APB Opinion 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant.

Previously, the company accounted for stock-based compensation awards using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense was recognized when the exercise price of the company’s stock options equaled or exceeded the fair market value of the underlying stock at the date of grant. Instead, the company disclosed in a footnote the effect on net income (loss) and net income (loss) per share as if the company had applied the fair value based method of SFAS 123, Accounting for Stock-Based Compensation, to record the expense. Under SFAS 123, this included expense for DSUs, RSUs and PUs.

On December 26, 2005 (first day of fiscal 2006), the company adopted SFAS 123(R) using the modified prospective method. Under this transition method, stock-based compensation cost recognized during 2008, 2007 and 2006 includes: (a) compensation cost for all share-based awards granted prior to but not yet vested as of December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123, and (b) compensation cost for all share-based awards granted subsequent to December 25, 2005, based on the grant-date fair value estimated in accordance with SFAS 123(R).

The company currently grants equity awards under two equity compensation plans – the Fairchild Semiconductor 2007 Stock Plan and the 2000 Executive Stock Option Plan. The company also maintains the Fairchild Semiconductor Stock Plan and an employee stock purchase plan. The Fairchild Semiconductor 2007 Stock Plan replaced the Fairchild Semiconductor Stock Plan when the company’s stockholders approved the new plan on May 2, 2007. On that date the shares that remained available for grant under the Fairchild Semiconductor Stock Plan were assumed by the new plan and no further awards were granted under the Fairchild Semiconductor Stock Plan after that date. In addition, the company has occasionally granted equity awards outside its equity compensation plans when necessary.

Fairchild Semiconductor 2007 Stock Plan. Under this plan, officers, employees, non-employee directors, and certain consultants may be granted stock options, stock appreciation rights, restricted stock including RSUs, PUs, DSUs, and other stock-based awards. The plan has been approved by stockholders. The maximum number of shares of common stock that may be delivered under the plan is equal to 6,002,065 shares, plus shares available for issuance as of May 2, 2007, under the Fairchild Semiconductor Stock Plan and shares subject to outstanding awards under the Fairchild Semiconductor Stock Plan as of May 2, 2007, that cease for any reason to be subject to such awards. The maximum life of any option is ten years from the date of grant for incentive stock options and non-qualified stock options. Actual terms for outstanding non-qualified stock options are eight years, although options may be granted under the plan with up to ten year terms. Options granted under the plan are exercisable at the determination of the compensation committee, generally vesting ratably over four years. PUs are contingently granted depending on the achievement of certain predetermined performance goals. DSUs, RSUs and PUs entitle participants to receive one share of common stock for each DSU, RSU or PU awarded. For RSUs and PUs, the settlement date is the vesting date. For DSUs, the settlement date is selected by the participant at the time of the grant. Grants of PUs generally vest under the plan over a period of three years, and DSUs and RSUs generally vest over a period of three or four years.

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

Employee Stock Purchase Plan (ESPP). The company has maintained the Fairchild Semiconductor International, Inc. Employee Stock Purchase Plan since April 1, 2000. The ESPP has been approved by stockholders. The ESPP authorizes the issuance of up to 4,000,000 shares of common stock in quarterly offerings to eligible employees at a price that is equal to 85 percent of the lower of the common stock’s market price at the beginning or the end of a quarterly calendar period. A participating employee may withdraw from a quarterly offering anytime before the purchase date at the end of the quarter, and obtain a refund of the amounts withheld through the employee’s payroll deductions. The company suspended the ESPP in the fourth quarter of 2008 to eliminate the benefit costs associated with the program in response to the current economic uncertainty. The company expects to reinstate the plan when economic conditions improve.

Equity Awards Made Outside Stockholder-Approved Plans. The company has granted equity awards representing a total of 820,000 shares outside its equity compensation plans. As of December 28, 2008, equity awards representing 298,600 shares remain outstanding, including 275,000 options, 10,000 RSUs and 13,600 PUs.

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

The following table presents a summary of the company’s stock options for the year ended December 28, 2008.

	Year Ended
	December 28, 2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(000’s)		(In years)	(In millions)
Outstanding at beginning of period	20,741	$19.85
Granted	1,271	11.39
Exercised	(199)	10.64
Forfeited	(352)	15.98
Expired	(1,431)	22.28

Outstanding at end of period	20,030	$19.30	3.2	$25.6

Exercisable at end of period	17,041	$20.03	2.7	$22.4

The weighted average grant-date fair value for options granted during the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was $4.82, $7.80 and $8.33, respectively.

The following table presents a summary of the company’s DSUs for the year ended December 28, 2008.

	Year Ended
	December 28, 2008
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	308	$18.02
Granted	56	12.80
Vested	(133)	17.35
Forfeited	(3)	19.01

Nonvested at end of period	228	$17.10

The weighted average grant-date fair value for DSUs granted during the years ended December 30, 2007 and December 31, 2006 was $17.89 and $20.81, respectively. The total grant-date fair value for DSUs vested during the years ended December 28, 2008, December 30, 2007, and December 31, 2006 was $2.3 million, $1.3 million and $7.0 million, respectively. The number, weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual term for DSUs vested and outstanding is 119,040 units, zero (as these are zero strike price awards), $0.5 million and 1.6 years, respectively.

The company’s plan documents governing DSUs contain contingent cash settlement provisions upon a change of control. Accordingly, in conjunction with the adoption of SFAS 123(R) the company now presents previously recorded expense associated with unvested and unsettled DSUs under the balance sheet caption “Temporary equity-deferred stock units” as required by Securities and Exchange Commission (SEC) Accounting Series Release 268 and EITF Topic D-98.

The following table presents a summary of the company’s RSUs for the year ended December 28, 2008.

	Year Ended
	December 28, 2008
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	852	$17.79
Granted	901	9.32
Vested	(237)	17.72
Forfeited	(129)	15.78

Nonvested at end of period	1,387	$12.49

The weighted average grant-date fair value for RSUs granted during the years ended December 30, 2007 and December 31, 2006 was $17.66 and $18.45, respectively. The total grant-date fair value for RSUs vested during the year ended December 28, 2008, December 30, 2007, and December 31, 2006 was $4.2 million, $1.5 million and $0.1 million, respectively.

The following table presents a summary of the company’s PUs for the year ended December 28, 2008.

	Year Ended
	December 28, 2008
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	723	$17.89
Granted	48	5.25
Vested	(331)	18.29
Forfeited	(58)	18.36

Nonvested at end of period	382	$18.16

For the year ended December 28, 2008, none of the PUs that were granted as part of the annual grant process were earned because the company failed to achieve its threshold target performance level for those PUs. However, a relatively small number of PUs were granted outside the annual grant process as special incentives as reflected in the table above. The weighted average grant-date fair value for PUs granted during the years ended December 30, 2007 and December 31, 2006 was $17.80 and $18.47, respectively. The total grant-date fair value for PUs vested during the year ended December 28, 2008, December 30, 2007 and December 31, 2006 was $6.1 million, $5.0 and zero, respectively.

The following table summarizes the total intrinsic value for stock options exercised and DSUs, RSUs and PUs vested (i.e. the difference between the market price at exercise and the price paid by employees to exercise the award) for 2008, 2007 and 2006, respectively.

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Options	$0.5	$10.7	$13.3
DSUs	$1.6	$1.4	$9.4
RSUs	$2.6	$1.4	$0.1
PUs	$3.8	$4.8	$—

The company’s practice is to issue shares of common stock upon exercise or settlement of options, DSUs, RSUs and PUs from previously unissued shares and to issue shares in connection with the ESPP from treasury shares, which are shares the company purchases in the open market. The ESPP plan was suspended in the fourth quarter of 2008 and as a result the company does not expect to repurchase shares in 2009 to satisfy ESPP participation. For the year ended December 28, 2008, $2.3 million of cash was received from exercises of stock-based awards.

Valuation and Expense Information under SFAS 123(R)

The following table summarizes stock-based compensation expense under SFAS 123(R) by financial statement line, for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Cost of Sales	$4.5	$5.3	$5.6
Research and Development	4.1	4.1	4.3
Selling, General and Administrative	10.5	15.4	16.8

	$19.1	$24.8	$26.7

The company also capitalized $(0.1) million of stock-based compensation into inventory for the each of the years ended December 28, 2008 and December 30, 2007 and $0.7 million for the year ended December 31, 2006. In addition, due to the valuation allowance for U.S. deferred income tax assets recorded by the company, no tax benefit on U.S. based stock compensation expense was recognized in the years ended December 28, 2008, December 30, 2007 and December 31, 2006. The income tax benefit from foreign tax jurisdictions was approximately $0.1 million, $0.2 million, and $0.3 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

The following table summarizes total compensation cost related to nonvested awards not yet recognized and the weighted average period over which it is expected to be recognized at December 28, 2008.

	December 28, 2008
	Unrecognized Compensation Cost for Unvested Awards	Weighted Average Remaining Recognition Period
	(In millions)	(In years)
Options	$10.4	2.1
DSUs	$0.3	1.4
RSUs	$11.5	2.9
PUs	$0.8	0.4

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

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Expected volatility	43.9%	41.8%	52.9%
Dividend yield	—	—	—
Risk-free interest rate	2.7%	4.7%	4.6%
Expected life, in years	5.2	5.0	3.9
Forfeiture rate	7.6%	6.7%	5.6%

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

Expected life. The company has evaluated expected life based on history and exercise patterns across its demographic population. The company believes that this historical data is the best estimate of the expected life of a new option, and that generally all groups of the company’s employees exhibit similar exercise behavior. Effective for fiscal year 2007, the company performed an annual review of the expected life assumption and determined that an expected life of 5.0 years is more indicative of actual exercise behavior than the previous 3.9 years. Accordingly, all grants for 2007 were assigned an expected life of 5.0 years. The change in assumption was immaterial to stock-based compensation expense during 2007. There was no material change to the expected life assumption during 2008.

Forfeiture rate. The amount of stock-based compensation recognized is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The company has applied an annual forfeiture rate of 7.6%, 7.2%, 3.0% and 2.5% to all unvested options, RSUs, DSUs and PUs, respectively, during 2008. This analysis is re-evaluated at least annually and the forfeiture rate is adjusted as necessary.

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

NOTE 9—RETIREMENT PLANS

The company sponsors the Fairchild Personal Savings and Retirement Plan (the “Retirement Plan”), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the U.S. As of January 1, 2007, the company provided a discretionary matching contribution equal to 100% of employee elective deferrals on the first 3% of pay that is contributed to the Retirement Plan and 50% of the next 2% of pay contributed. (Prior to January 1, 2007 the company match was equal to 50% of employee elective deferrals up to a maximum of 6% of an employee’s annual compensation.) The company also maintains a non-qualified Benefit Restoration Plan, under which certain eligible employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The company matched employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. Total expense recognized under these plans was $4.6 million, $5.6 million and $4.3 million for 2008, 2007 and 2006, respectively.

Employees in Korea who have been with the company for over one year are entitled by Korean law to receive lump-sum payments upon termination of their employment. The payments are based on current rates of pay and length of service through the date of termination. It is the company’s policy to accrue for this estimated liability as of each balance sheet date. As of December 28, 2008 and December 30, 2007, $9.3 million and $13.2 million were included within other liabilities and $4.7 million and $6.4 million were included in current liabilities, respectively. Amounts recognized as expense were $9.5 million, $10.1 million and $11.6 million, for 2008, 2007 and 2006, respectively.

Employees in Malaysia participate in a defined contribution plan. The company has funded accruals for this plan in accordance with statutory regulations in Malaysia. Amounts recognized as expense for contributions made by the company under this plan were $2.0 million for 2008 and $1.8 million for both 2007 and 2006.

Employees in Hong Kong participate in a defined contribution plan. The company has funded accruals for this plan in accordance with statutory regulations in Hong Kong. Amounts recognized as expense for contributions made by the company under this plan were $1.6 million for 2008 and were not material for both 2007 and 2006.

Employees in the United Kingdom, Italy, Germany, Finland, China, the Philippines, Japan and Taiwan are also covered by a variety of defined benefit or defined contribution pension plans that are administered consistent with local statutes and practices. The expense under each of the respective plans for 2008, 2007 and 2006 was not material to the consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over-funded or under-funded status of a defined postretirement plan as an asset or liability in its statement of financial position. The company currently has defined benefit pension plans in Germany, Japan, the Philippines, Hong Kong and Taiwan. The net funded status for the company’s foreign defined benefit plans was $1.9 million and $3.7 million at December 28, 2008 and December 30, 2007, respectively, and was recognized as a liability in the consolidated statements of financial position. The company measures plan assets and benefit obligations as of the date of the fiscal year-end.

NOTE 10—LEASE COMMITMENTS

Rental expense related to certain facilities and equipment of the company’s plants was $22.8 million, $24.0 million and $22.6 million, for 2008, 2007 and 2006, respectively.

Certain facility and land leases contain renewal provisions. Future minimum lease payments under non-cancelable operating leases as of December 28, 2008 are as follows:

Year ending December,	(In millions)
2009	$14.7
2010	6.8
2011	4.3
2012	2.6
2013	1.8
Thereafter	2.4

$32.6

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

Under the company’s restated certificate of incorporation, the company’s Board of Directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 28, 2008 and December 30, 2007, no shares were issued.

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

The company accounts for treasury stock acquisitions using the cost method. At December 28, 2008 and December 30, 2007, there were approximately 3.4 million and 1.7 million treasury shares held by the company, respectively.

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

2008 Infrastructure Realignment Program

During 2008, the company recorded restructuring and impairment charges, net of releases, totaling $29.2 million. The charges included $14.0 million in employee separation costs, $1.9 million lease impairment costs, $12.2 million in asset impairment costs, $0.1 million in office closure costs and $0.3 million in reserve releases, all associated with the 2008 Infrastructure Realignment Program. In addition, there were $1.3 million in employee separation costs recorded during 2008 associated with the 2007 Infrastructure Realignment Program.

The following tables summarize the previously mentioned restructuring and impairment charges for 2006 through 2008 (in millions).

	Accrual Balance at 12/25/2005	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/31/2006
2004 Infrastructure Realignment Program:
Employee Separation Costs	$0.8	$—	$(0.8)	$—	$—	$—

2005 Infrastructure Realignment Program:
Employee Separation Costs	4.1	—	(4.0)	—	—	0.1

2006 Infrastructure Realignment Program:
Employee Separation Costs	—	1.0	(0.1)	—	—	0.9
Asset Impairment	—	2.2	—	—	(2.2)	—

	$4.9	$3.2	$(4.9)	$—	$(2.2)	$1.0

	Accrual Balance at 12/31/2006	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/30/2007
2005 Infrastructure Realignment Program:
Employee Separation Costs	$0.1	$—	$(0.1)	$—	$—	$—

2006 Infrastructure Realignment Program:
Employee Separation Costs	0.9	0.9	(1.8)	—	—	—

2007 Infrastructure Realignment Program:
Employee Separation Costs	—	6.8	(3.4)	(0.2)	—	3.2
Asset Impairment, Other	—	3.3	(0.2)	—	(3.1)	—

	$1.0	$11.0	$(5.5)	$(0.2)	$(3.1)	$3.2

	Accrual Balance at 12/30/2007	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/28/2008
2007 Infrastructure Realignment Program:
Employee Separation Costs	$3.2	$1.3	$(3.8)	$(0.3)	$—	$0.4

2008 Infrastructure Realignment Program:
Employee Separation Costs	—	14.0	(2.7)	—	—	11.3
Asset Impairment, Other	—	12.2	—	—	(12.2)	—
Lease Impairment Costs	—	1.9	(0.4)	—	—	1.5
Office Closure Costs	—	0.1	(0.1)	—	—	—

	$3.2	$29.5	$(7.0)	$(0.3)	$(12.2)	$13.2

The company expects to substantially complete payment of employee severance related restructuring accruals by the end of the first quarter of 2009. In addition, payouts associated with the lease impairment will be made on a regular basis and will be complete by the fourth quarter of 2011.

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

NOTE 14—COMMITMENTS AND CONTINGENCIES

The company has future commitments to purchase chemicals for certain wafer fabrication facilities. In the event the company was to end the agreements, the company would be required to pay future minimum payments of approximately $10.5 million.

The company’s facilities in South Portland, Maine and West Jordan, Utah have ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of the company from National Semiconductor. Pursuant to the Asset Purchase Agreement with National Semiconductor, National Semiconductor has agreed to indemnify the company for the future costs of these projects. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented. The carrying value of the liability at December 28, 2008 was $0.2 million.

The company’s former Mountain View, California, facility is located on a contaminated site under the Comprehensive Environmental Response, Compensation and Liability Act. Under the terms of the Acquisition Agreement with Raytheon Company, Raytheon Company has assumed responsibility for all remediation costs or other liabilities related to historical contamination. The purchaser of the Mountain View, California property received an environmental indemnity from the company similar in scope to the one the company received from Raytheon. The purchaser and subsequent owners of the property can hold the company liable under the company’s indemnity for any claims, liabilities or damages it incurs as a result of the historical contamination, including any remediation costs or other liabilities related to the contamination. The company is unable to estimate the potential amounts of future payments; however, any future payments are not expected to have a material impact on the company’s earnings or financial condition.

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

The company’s facility in Mountaintop, Pennsylvania has an ongoing remediation project to respond to releases of hazardous materials that occurred prior to acquisition of the site from Intersil Corporation. Under the Asset Purchase Agreement with Intersil, Intersil indemnified the company for specific environmental issues. The terms of the indemnification are without time limit and without maximum amount.

Patent Litigation with Power Integrations, Inc. On October 20, 2004, the company and its wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the U.S. District Court for the District of Delaware. Power Integrations alleges that certain of the company’s pulse width modulation (PWM) integrated circuit products infringe four Power Integrations U.S. patents, and seeks a permanent injunction preventing the company from manufacturing, selling or offering the products for sale in the U.S., or from importing the products into the U.S., as well as money damages for past infringement. The company has analyzed the Power Integrations patents in light of the company’s products and, based on that analysis, does not believe the company’s products violate Power Integrations’ patents. Accordingly, the company is vigorously contesting this lawsuit.

The company also petitioned the U.S. Patent and Trademark Office for reexamination of all unexpired patent claims asserted in the case (those being all asserted claims from three of the four patents asserted in the case; the fourth patent has expired), and as a consequence the patent office initiated reexamination proceedings on all of those claims. In the first half of 2008, in the patent office’s first formal correspondence regarding the validity of the patents, all of those asserted claims were rejected by the patent office. In December 2008, the patent office issued final rejections of 12 of 14 patent claims from two of the three unexpired Power Integrations patents. The patent office has twice issued preliminary rejections of all claims asserted by Power Integrations in the third unexpired patent.

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

On December 12, 2008, the judge overseeing the case reduced the jury’s October 10, 2006 damages award from approximately $34 million to approximately $6 million, and ordered a new trial on whether the company willfully infringed Power Integrations’ asserted patents. The court also issued a permanent injunction on a limited number of Fairchild’s products enjoining the company from making, selling or offering to sell the products in the U.S., or from importing the products into the U.S. On December 22, 2008, the judge ordered a 90-day stay of the permanent injunction to allow the company to seek a longer stay from the U.S. Court of Appeals for the Federal Circuit, and the company is currently seeking such a stay. The company voluntarily stopped U.S. sales and importation of those products in 2007 and now offers replacement products worldwide.

Final judgment in the case is not expected until after the new trial on willfulness. If the jury in the new willfulness trial finds that the company’s infringement was willful, the judge in the case has discretion to increase the final $6 million damages award by up to three times the amount of the award. The judge in the case has also awarded Power Integrations pre-judgment interest. It is also possible that the company could be required to pay Power Integrations’ attorney’s fees. The final damages award and injunction are subject to appeal and the company expects to contest several aspects of the litigation and to appeal on several grounds at the appropriate time. If the company chooses to appeal, the company would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the appeal process.

On May 23, 2008, Power Integrations filed another lawsuit against the company, Fairchild Semiconductor Corporation and the company’s wholly owned subsidiary System General Corporation in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents claimed in this lawsuit, two are patents that were asserted against the company and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. As mentioned above, all claims asserted in the first lawsuit from these two patents have now received final rejections from the patent office. The company believes it has strong defenses against Power Integrations’ claims and intends to vigorously defend this second lawsuit.

On October 14, 2008, Fairchild Semiconductor Corporation and System General Corporation filed a patent infringement lawsuit against Power Integrations in the U.S. District Court for the District of Delaware, alleging that certain PWM integrated circuit products infringe one or more claims of three U.S. patents owned by System General. The lawsuit seeks monetary damages and an injunction preventing the manufacture, use, sale, offer for sale or importation of Power Integrations products found to infringe the asserted patents.

Patent Litigation with Infineon. On November 25, 2008, the company was sued by Infineon Technologies AG, Infineon Technologies Austria AG, and Infineon Technologies North America Corporation in the U.S. District Court for the District of Delaware. Infineon alleges that the company infringes five Infineon U.S. patents and seeks a declaratory judgment that Infineon does not infringe six Fairchild patents. On November 28, 2008, the company answered the Infineon complaint with denials of their claims and the company’s own counterclaims of infringement. In the company’s counterclaim the company is asserting that certain Infineon products infringe one or more claims of six Fairchild patents.

On November 28, 2008, Fairchild Semiconductor Corporation also filed a separate infringement action against Infineon Technologies AG and Infineon Technologies North America Corporation in the U.S. District Court for the District of Maine, alleging that Infineon infringes two Fairchild patents that Infineon did not raise in the Delaware case.

Both Infineon and Fairchild are asking for unspecified money damages, including enhanced damages for willful infringement, and a permanent injunction.

Settlement of Patent Litigation with Alpha & Omega Semiconductor, Inc. On October 17, 2008, the company and Alpha & Omega Semiconductor, Inc. agreed to a settlement of the existing lawsuits between the parties. The settlement encompasses actions that each party filed in the U.S. as well as in Taiwan. The agreement includes cross licensing agreements and an immaterial settlement amount paid to the company.

The company has analyzed the potential litigation outcomes from the above mentioned claims in accordance with SFAS 5, Accounting for Contingencies. While the exact amount of these losses is not known, the company has recorded a charge for potential litigation outcomes in the Consolidated Statement of Operations, based upon the company’s assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of December 28, 2008, the company’s reserve for potential litigation outcomes was $6.7 million.

From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on the company’s business, financial condition, results of operations or cash flows.

NOTE 15—FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with SFAS 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, the fair value of these hedges is recorded on the balance sheet. All of the company’s derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the company measures fair value using prices obtained from the counterparties with whom the company has traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, the company classifies these derivatives as Level 2. (See Note 2 for further discussion of the fair value hierarchy under SFAS 157.)

The following table presents the balances of liabilities measured at fair value on a recurring basis as of December 28, 2008.

	Total	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives	$(4.1)	$—	$(4.1)	$—
Interest Rate Swap	(6.0)	—	(6.0)	—

	$(10.1)	$—	$(10.1)	$—

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement 133, did not have a material impact on earnings for the years ended December 28, 2008, December 30, 2007 and December 31, 2006. No cash flow hedges were derecognized or discontinued in 2008, 2007 and 2006.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that the entire $4.1 million of net unrealized derivative losses included in OCI will be reclassified into earnings within the next twelve months.

The company also uses currency forward and combination option contracts to offset the foreign currency impact of balance sheet translation. These derivatives have one month terms and the initial fair value, if any, and the subsequent gains or losses on the change in fair value are reported in earnings within the same incomes statement line as the impact of the foreign currency translation.

Interest Rate Derivatives. The company’s variable-rate debt exposes the company to variability in interest payments due to changes in interest rates. The company uses a forward interest rate swap to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt.

Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and there was no ineffectiveness as of December 28, 2008 and December 30, 2007.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. There is currently $6.0 million of unrealized losses included in OCI. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

The table below shows the notional principal and the location and amounts of the derivative fair values in the statement of operations and the consolidated balance sheet as of December 28, 2008 and December 30, 2007. Pursuant to FASB FIN 39, Offsetting of Amounts Related to Certain Contracts—an Interpretation of APB 10 and FASB Statement 105, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. As a result, the fair values for all derivative instruments are included in other current liabilities. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 28, 2008 and December 30, 2007. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under SFAS 133.

	2008
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recog- nized In Income	Amount of Gain (Loss) Recog- nized In OCI	Income Statement Classification of Gain (Loss) Reclassified from OCI	Amount of Gain (Loss) Reclassified from OCI
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Interest Rate Contract	Current Liabilities	$150.0	$(6.0)	Interest Expense	$(2.2)	$(6.0)	Interest Expense	$(2.2)
Derivatives in Cash Flow Hedges Related to Forecasted Transactions
Foreign Exchange Contracts
Derivatives for forecasted revenues	Current Liabilities	$40.0	$0.5	Revenue	$(0.1)	$0.5	Revenue	$—
Derivatives for forecasted expenses	Current Liabilities	92.0	(4.6)	Expenses	(0.1)	(4.6)	Expenses	—

Total of Derivatives in a net liability position		$132.0	$(4.1)		$(0.2)	$(4.1)		$—

Positions no longer open at year end				Revenue	$(2.1)	$—	Revenue	$(2.1)
Positions no longer open at year end				Expenses	(8.6)	—	Expenses	(8.6)

Total of Positions no longer open at year end					$(10.7)	$—		$(10.7)

	2007
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recog- nized In Income	Amount of Gain (Loss) Recog- nized In OCI	Income Statement Classification of Gain (Loss) Reclassified from OCI	Amount of Gain (Loss) Reclassified from OCI
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Interest Rate Contract	Current Liabilities	$150.0	$(3.4)	Interest Expense	$0.5	$(3.4)	Interest Expense	$0.5
Derivatives in Cash Flow Hedges Related to Forecasted Transactions
Foreign Exchange Contracts
Derivatives for forecasted revenues	Current Liabilities	$70.0	$(1.8)	Revenue	$—	$(1.8)	Revenue	$—
Derivatives for forecasted expenses	Current Liabilities	84.3	0.5	Expenses	—	0.5	Expenses	—

Total of Derivatives in a net liability position		$154.3	$(1.3)		$—	$(1.3)		$—

Positions no longer open at year end				Revenue	$(1.2)	$—	Revenue	$(1.2)
Positions no longer open at year end				Expenses	1.1	—	Expenses	1.1

Total of Positions no longer open at year end					$(0.1)	$—		$(0.1)

The following tables present derivatives not designated as hedging instruments under SFAS 133.

	2008
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Derivatives related to existing assets	Current Liabilities	$10.9	$0.3	Revenue	$0.3
Derivatives related to existing liabilities	Current Liabilities	14.4	(0.2)	Expenses	(0.2)

Total of Derivatives in a net liability position		$25.3	$0.1		$0.1

Positions no longer open at year end				Revenue	$(1.5)
Positions no longer open at year end				Expenses	(5.5)

Total of Positions no longer open at year end					$(7.0)

	2007
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilites
Foreign Exchange Contracts
Derivatives related to existing assets	Current Liabilities	$13.6	$(0.1)	Revenue	$(0.1)
Derivatives related to existing liabilities	Current Liabilities	27.3	0.1	Expenses	0.1

Total of Derivatives in a net liability position		$40.9	$—		$—

Positions no longer open at year end				Revenue	$(0.1)
Positions no longer open at year end				Expenses	(0.2)

Total of Positions no longer open at year end					$(0.3)

Fair Value of Non Derivative Financial Instruments

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under SFAS 107, Disclosures about Fair Value of Financial Instruments. The fair value of convertible debt was determined using the most recent observable market price as of the end of December 30, 2007. There is no convertible debt as of the December 28, 2008. The fair value of the term loan is determined utilizing current trading prices obtained from indicative market data on the term debt. The fair value of the revolving loan is assumed to be par.

A summary table of estimated fair values of other financial instruments is as follows:

	December 28, 2008		December 30, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Convertible Senior Subordinated Notes	$—	$—	$200.0	$198.0
Term Loan	515.8	355.2	370.3	353.6
Revolving Credit Facility borrowings	19.4	19.4	19.4	19.4

NOTE 16—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Effective December 31, 2007 (first day of fiscal year 2008), the company realigned its operating segments and management structure and, accordingly, its segment reporting. The realignment corresponds with the way the company manages the business and was designed to improve end-market intimacy and segment focus in order to accelerate growth within key end markets. The company is currently organized into three reportable segments: Mobile, Computing, Consumer and Communications (MCCC), Power Conversion, Industrial and Automotive (PCIA) and Standard Products (SPG). MCCC includes low voltage, high power solutions, mobile power solutions, signal conditioning, switches and interface products. PCIA includes high voltage, automotive and power conversion products. SPG, which did not change, includes optoelectronics, standard linear, logic, standard diode and transistors and foundry products.

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

The following table presents selected statement of operations information on reportable segments for 2008, 2007 and 2006.

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Revenue and Operating Income (Loss):
MCCC
Total revenue	$621.1	$632.0	$628.7
Operating income	70.7	73.5	76.9

PCIA
Total revenue	593.7	645.4	594.0
Operating income	28.7	37.8	34.9

SPG
Total revenue	359.4	392.8	428.4
Operating income	22.4	36.8	38.8

Other
Operating loss (1)	(248.3)	(45.8)	(32.1)

Total Consolidated
Total revenue	$1,574.2	$1,670.2	$1,651.1
Operating income (loss)	$(126.5)	$102.3	$118.5

(1)	Operating loss in 2008 includes $19.1 million of stock-based compensation expense, $29.2 million of restructuring and impairments expense, a release of $3.3 million for potential litigation outcomes (See Note 14) and a goodwill impairment charge of $203.3 million (see Note 5). Operating loss in 2007 includes $24.8 million of stock-based compensation expense, $10.8 million for restructuring and impairments, $9.5 million in charges for potential litigation outcomes, net (See Note 14), a net loss of $0.4 million on the sales of a product line and $0.3 million of other expense. Operating loss in 2006 includes $26.7 million of stock-based compensation expense, $8.2 million for a reserve for potential litigation outcomes, net (See Note 14), $3.2 million for restructuring and impairments, and a net gain of $6.0 million on the sale of a product line.

Depreciation and amortization by reportable operating segment were as follows:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
MCCC	$51.2	$48.4	$43.8
PCIA	62.1	56.4	51.2
SPG	23.3	22.2	21.8

Total	$136.6	$127.0	$116.8

Geographic revenue information is based on the customer location within the indicated geographic region. Revenue by geographic region was as follows:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions)
Total Revenue:
U.S.	$125.9	$150.3	$165.1
Other Americas	47.2	50.1	49.5
Europe	204.7	200.4	198.1
China	488.0	484.5	445.8
Taiwan	314.8	350.7	313.7
Korea	204.7	217.1	247.7
Other Asia/Pacific	188.9	217.1	231.2

Total	$1,574.2	$1,670.2	$1,651.1

Other Asia/Pacific includes Japan, Singapore, and Malaysia.

Geographic property, plant and equipment balances as of December 28, 2008 and December 30, 2007 are based on the physical locations within the indicated geographic areas and are as follows:

	December 28, 2008	December 30, 2007
	(In millions)
Property, Plant & Equipment, Net:
U.S.	$279.5	$258.1
Korea	152.9	153.6
Philippines	61.1	70.8
Malaysia	99.2	77.5
China	124.2	98.9
All Others	14.7	17.1

Total	$731.6	$676.0

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

As of August 3, 2007, the operating results of System General are included in the accompanying consolidated financial statements based on 100% ownership of System General. From February 5, 2007 to August 3, 2007, the operating results of System General were included in the accompanying consolidated financial statements based on the 95.6% ownership interest. In connection with the acquisition, the company recorded a charge of $3.9 million for in-process research and development during 2007. The company also acquired goodwill of approximately $135.1 million with the remainder of the purchase price in excess of the fair value of net tangible assets allocated to various other intangible assets. The purchase price allocation as of December 30, 2007 was based on the company’s estimate of the fair value of identifiable intangible and net tangible assets acquired. The final purchase price allocation was completed in 2008.

No proforma results of operations are presented because System General does not constitute a significant subsidiary.

On September 5, 2007, the company announced the sale of selected assets of the Radio Frequency product line to ANADIGICS, Inc. for approximately $1.5 million, net of cash expended for transaction fees. As a result of the sale, the company recorded a net loss of $0.4 million during the third quarter of 2007.

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

NOTE 19—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for 2008 and 2007 (in millions, except per share amounts):

	2008
	First	Second	Third	Fourth
Total revenue	$406.3	$418.7	$428.3	$320.9
Gross margin	122.5	119.6	128.2	85.1
Net income (loss)	17.1	6.9	26.7	(218.1)

Basic income (loss) per common share	$0.14	$0.06	$0.21	$(1.76)

Diluted income (loss) per common share	$0.14	$0.05	$0.21	$(1.76)

	2007
	First	Second	Third	Fourth
Total revenue	$402.6	$408.9	$426.8	$431.9
Gross margin	111.5	114.6	129.4	135.0
Net income	6.3	3.4	20.3	34.0

Basic income per common share	$0.05	$0.03	$0.16	$0.27

Diluted income per common share	$0.05	$0.03	$0.16	$0.27

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 28, 2008, the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 28, 2008 at a reasonable assurance level.

Last year, we filed the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to our Form 10-K filed on February 28, 2008. Last year, we submitted a Section 303A.12(a) CEO certification to the New York Stock Exchange on May 30, 2008.

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

Fairchild Semiconductor’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 28, 2008. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management believes that, as of December 28, 2008, the company’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of Fairchild’s internal control over financial reporting as of December 28, 2008, and has issued a report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during our quarter ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

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

The information regarding directors set forth under the caption “Proposal 1—Election of Directors” appearing in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 6, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after December 28, 2008 (the “2009 Proxy Statement”), is incorporated by reference.

The information regarding executive officers set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K is incorporated by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement is incorporated by reference.

The information regarding our Audit Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2009 Proxy Statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the 2009 Proxy Statement is incorporated by reference.

The information regarding our Compensation Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2009 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers” in the 2009 Proxy Statement is incorporated by reference.

The information regarding our equity compensation plans as set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Programs” in Item 5 of this annual report on Form 10-K is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons” and “Policies and Procedures for Approval of Related Party Transactions” in the 2009 Proxy Statement is incorporated by reference.

The information regarding director independence set forth under the caption “Corporate Governance, Board Meetings and Committees” in the 2009 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” included under the proposal entitled “Proposal 5—Ratify Appointment of KPMG LLP as Independent Registered Public Accounting Firm of the Company for 2009” in the 2009 Proxy Statement is incorporated by reference.

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

Description	Price Protection	Product Returns	Other Returns and Allowances	Deferred Tax Valuation Allowance	Total
Balances at December 25, 2005	$17.3	$17.8	$2.7	$214.1	$251.9

Charged to costs and expenses, or revenues	59.1	26.4	10.1	(18.5)	77.1
Deductions	(53.3)	(31.1)	(8.7)	—	(93.1)
Charged to other accounts	—	0.1	—	—	0.1

Balances at December 31, 2006	23.1	13.2	4.1	195.6	236.0

Charged to costs and expenses, or revenues	70.6	26.3	5.9	(29.1)	73.7
Deductions	(69.3)	(29.4)	(7.0)	—	(105.7)
Charged to other accounts	—	—	—	—	—

Balances at December 30, 2007	24.4	10.1	3.0	166.5	204.0

Charged to costs and expenses, or revenues	27.0	17.7	7.1	—	51.8
Deductions	(28.9)	(17.3)	(7.2)	3.6	(49.8)
Charged to other accounts	0.1	0.1	—	25.1	25.3

Balances at December 28, 2008	$22.6	$10.6	$2.9	$195.2	$231.3

EXHIBIT INDEX

Exhibit No.	Description
2.01	Asset Purchase Agreement, dated as of March 11, 1997, between Fairchild Semiconductor Corporation and National Semiconductor Corporation. (1)
2.02	Acquisition Agreement, dated November 25, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company. (2)
2.03	Amendment No. 1 to Acquisition Agreement, dated December 29, 1997, among Fairchild Semiconductor Corporation, Thornwood Trust and Raytheon Company. (2)
2.04	Business Transfer Agreement, dated December 20, 1998, between Samsung Electronics Co., Ltd. and Fairchild Semiconductor Corporation. (3)
2.05	Closing Agreement, dated April 13, 1999, among Samsung Electronics Co. Ltd., Fairchild Korea Semiconductor Ltd. and Fairchild Semiconductor Corporation. (3)
2.06	Asset Purchase Agreement, dated as of January 20, 2001, among Intersil Corporation, Intersil (PA) LLC and Fairchild Semiconductor Corporation, and Amendment No. 1 thereto, dated as of March 16, 2001. (7)
3.01	Second Restated Certificate of Incorporation. (9)
3.02	Bylaws, as amended through December 5, 2007. (21)
4.01	The relevant portions of the Second Restated Certificate of Incorporation. (included in Exhibit 3.05)
4.02	Registration Rights Agreement, dated March 11, 1997, among Fairchild Semiconductor International, Inc., Sterling Holding Company, LLC, National Semiconductor Corporation and certain management investors. (4)
10.01	Credit Agreement, dated as of June 26, 2006. (18)
10.02*	Executive Severance Policy. (19)
10.03*	Form of Executive Severance Policy Designation and Agreement (Non-California Employees). (22)
10.04*	Form of Executive Severance Policy Designation and Agreement (California Employees). (22)
10.05	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (5)
10.06	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (1)
10.07*	Fairchild Benefit Restoration Plan. (1)
10.08*	Fairchild Incentive Plan. (1)
10.09*	Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan. (6)
10.10	Incremental Term Loan Commitment Agreement dated as of May 16, 2008. (24)
10.11*	Non-Qualified Stock Option Agreements under the Restated Stock Option Plan, dated February 22, 2002, between Fairchild Semiconductor International, Inc. and each of its non-employee directors. (7)
10.12*	Non-Qualified Stock Option Agreements under the Fairchild Semiconductor Stock Plan dated April 28, 2003, between Fairchild Semiconductor International, Inc. and each of its non-employee directors. (8)
10.13*	Non-Qualified Stock Option Agreement, dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (11)
10.14*	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (14)
10.15*	Fairchild Semiconductor Stock Plan. (16)
10.16*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan. (10)
10.17*	Form of Deferred Stock Unit Agreement under the Fairchild Semiconductor Stock Plan. (10)
10.18*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor Stock Plan. (13)

Exhibit No.	Description
10.19*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (14)
10.20*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (17)
10.21*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 10, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (17)
10.22*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 27, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Frey. (17)
10.23*	Employment Agreement dated December 1, 2004, between Fairchild Semiconductor Corporation and Mark S. Thompson. (11)
10.24*	Employment Agreement, dated as of April 6, 2005, between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation. (12)
10.25	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd. (4)
10.26	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company. (2)
10.27*	Fairchild Semiconductor 2007 Stock Plan. (23)
10.28*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (20)
10.29*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (20)
10.30*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor 2007 Stock Plan. (20)
10.31*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor 2007 Stock Plan. (20)
10.32*	Service Agreement dated as of May 18, 2005, between Fairchild Semiconductor Pte., Ltd. and Allan Lam. (22)
14.01	Code of Business Conduct and Ethics. (15)
21.01	List of Subsidiaries.
23.01	Consent of KPMG LLP.
31.01	Section 302 Certification of the Chief Executive Officer.
31.02	Section 302 Certification of the Chief Financial Officer.
32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.
32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

* Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).
(2)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.
(3)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated April 13, 1999, filed April 27, 1999.
(4)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).
(5)	Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).
(6)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.
(7)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed May 15, 2002.
(8)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, filed May 14, 2003.
(9)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004, filed May 7, 2004.

(10)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed October 7, 2004 (File No. 333-119595).
(11)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 3, 2004.
(12)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed April 6, 2005.
(13)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, filed August 5, 2005.
(14)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, filed November 4, 2005.
(15)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed January 31, 2006.
(16)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed May 5, 2006.
(17)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed May 12, 2006.
(18)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed August 9, 2006.
(19)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 1, 2007.
(20)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, filed August 9, 2007.
(21)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 11, 2007.
(22)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, filed February 28, 2008.
(23)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed on May 9, 2008.
(24)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

/S/ MARK S. THOMPSON
Mark S. Thompson
President and Chief Executive Officer

Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARK S. THOMPSON Mark S. Thompson	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	February 26, 2009

/S/ MARK S. FREY Mark S. Frey	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 26, 2009

/S/ ROBIN A. SAWYER Robin A. Sawyer	Vice President, Corporate Controller (principal accounting officer)	February 26, 2009

/S/ RONALD W. SHELLY Ronald W. Shelly	Director	February 26, 2009

/S/ CHARLES P. CARINALLI Charles P. Carinalli	Director	February 26, 2009

/S/ THOMAS L. MAGNANTI Thomas L. Magnanti	Director	February 26, 2009

/S/ ROBERT F. FRIEL Robert F. Friel	Director	February 26, 2009

/S/ BRYAN R. ROUB Bryan R. Roub	Director	February 26, 2009

/S/ KEVIN J. MCGARITY Kevin J. McGarity	Director	February 26, 2009

/S/ ANTHONY LEAR Anthony Lear	Director	February 26, 2009