Form 10-Q
period 2009-03-29
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2009-05-08
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on

March 29, 2009:

Title of Each Class	Number of Shares
Common Stock	123,834,529

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	March 29, 2009	December 28, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$352.8	$351.5
Short-term marketable securities	0.7	0.8
Accounts receivable, net of allowances of $31.0 and $36.1 at March 29, 2009 and December 28, 2008, respectively	112.5	155.6
Inventories	206.3	231.0
Deferred income taxes, net of allowances	15.5	11.7
Other current assets	21.8	28.3

Total current assets	709.6	778.9
Property, plant and equipment, net	707.2	731.6
Deferred income taxes, net of allowances	7.7	7.3
Intangible assets, net	97.9	102.1
Goodwill	161.7	161.7
Long-term securities	33.8	34.6
Other assets	32.9	33.6

Total assets	$1,750.8	$1,849.8

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.3	$5.3
Accounts payable	71.2	94.4
Accrued expenses and other current liabilities	67.8	94.4

Total current liabilities	144.3	194.1
Long-term debt, less current portion	528.6	529.9
Deferred income taxes	34.0	33.0
Other liabilities	31.6	32.9

Total liabilities	738.5	789.9
Commitments and contingencies (Note 10)
Temporary equity—deferred stock units	2.3	2.8
Stockholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	1,392.1	1,389.0
Accumulated deficit	(335.1)	(284.0)
Accumulated other comprehensive loss	(9.6)	(10.5)
Less treasury stock (at cost)	(38.7)	(38.7)

Total stockholders’ equity	1,010.0	1,057.1

Total liabilities, temporary equity and stockholders’ equity	$1,750.8	$1,849.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
Total revenue	$223.3	$406.3
Cost of sales	189.3	283.8

Gross margin	34.0	122.5

Gross margin %	15.2%	30.2%

Operating expenses:
Research and development	23.8	29.8
Selling, general and administrative	44.7	60.1
Amortization of acquisition-related intangibles	5.5	5.6
Restructuring and impairments	6.7	0.2

Total operating expenses	80.7	95.7

Operating income (loss)	(46.7)	26.8

Other expense, net	5.3	5.2

Income (loss) before income taxes	(52.0)	21.6

Provision (benefit) for income taxes	(0.9)	4.5

Net income (loss)	$(51.1)	$17.1

Net income (loss) per common share:
Basic	$(0.41)	$0.14

Diluted	$(0.41)	$0.14

Weighted average common shares:
Basic	123.6	124.4

Diluted	123.6	125.1

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
Net income (loss)	$(51.1)	$17.1
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	0.1	(7.5)
Net amount reclassified to earnings for hedging	1.6	0.9
Net change associated with unrealized holding loss on marketable securities and investments	(0.8)	(3.6)
Net change associated with pension transactions	—	(0.1)

Comprehensive income (loss)	$(50.2)	$6.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net income (loss)	$(51.1)	$17.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37.6	33.1
Non-cash stock-based compensation expense	2.6	6.9
Non-cash restructuring and impairment expense	0.8	—
Non-cash interest income	(0.2)	—
Non-cash financing expense	0.4	0.4
Deferred income taxes, net	(3.6)	1.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	43.1	(11.8)
Inventories	24.7	(5.6)
Other current assets	6.6	12.8
Current liabilities	(40.6)	(15.7)
Other assets and liabilities, net	(0.9)	(0.2)

Net cash provided by operating activities	19.4	38.4

Cash flows from investing activities:
Purchase of marketable securities	(0.2)	(3.5)
Sale of marketable securities	0.3	5.0
Maturity of marketable securities	0.1	0.1
Capital expenditures	(14.9)	(30.7)
Proceeds from sale of property, plant and equipment	—	0.1
Purchase of molds and tooling	(0.6)	(0.4)
Acquisitions	(1.5)	—

Net cash used in investing activities	(16.8)	(29.4)

Cash flows from financing activities:
Repayment of long-term debt	(1.3)	(0.9)
Proceeds from issuance of common stock and from exercise of stock options, net	—	1.9
Purchase of treasury stock	—	(2.0)

Net cash used in financing activities	(1.3)	(1.0)

Net change in cash and cash equivalents	1.3	8.0
Cash and cash equivalents at beginning of period	351.5	409.0

Cash and cash equivalents at end of period	$352.8	$417.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 28, 2008. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. During the first quarter of 2008, the company recorded approximately $1.9 million of adjustments to previously recorded estimates which increased gross margin by approximately $0.8 million and reduced selling, general and administrative expense by approximately $1.1 million. The cumulative effect of these adjustments is deemed immaterial. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 28, 2008. Certain amounts for prior periods have been reclassified to conform to the current presentation. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

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

Note 2 – Financial Statement Details

	March 29, 2009	December 28, 2008
	(In millions)
Inventories, net
Raw materials	$30.1	$43.0
Work in process	110.1	108.4
Finished goods	66.1	79.6

	$206.3	$231.0

	March 29, 2009	December 28, 2008
	(In millions)
Property, plant and equipment
Land and improvements	$24.1	$24.1
Buildings and improvements	327.0	325.7
Machinery and equipment	1,596.9	1,591.6
Construction in progress	64.2	67.6

Total property, plant and equipment	2,012.2	2,009.0
Less accumulated depreciation	1,305.0	1,277.4

	$707.2	$731.6

	March 29, 2009	December 28, 2008
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$26.0	$35.9
Accrued interest	5.6	7.9
Taxes payable	5.4	8.5
Restructuring and impairments	4.8	13.2
Other	26.0	28.9

	$67.8	$94.4

Note 3 – Computation of Net Income (loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities. Potentially dilutive common equivalent securities consist of stock options, performance units (PUs), deferred stock units (DSUs), and restricted stock units (RSUs). In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Certain potential shares of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In millions, except per share data)
Basic:
Net income (loss)	$(51.1)	$17.1

Weighted average shares outstanding	123.6	124.4

Net income (loss) per share	$(0.41)	$0.14

Diluted:
Net income (loss)	$(51.1)	$17.1

Basic weighted average shares outstanding	123.6	124.4
Assumed exercise of common stock equivalents	—	0.7

Diluted weighted average common and common equivalent shares	123.6	125.1

Net income (loss) per share	$(0.41)	$0.14

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	21.3	19.7

In addition, the computation of diluted earnings per share did not include the assumed conversion of the 5% Convertible Senior Subordinated Notes (Notes) because the effect would have been anti-dilutive for the three months ended March 30, 2008. As a result, $2.8 million of interest expense was not added back to the numerator for that period. In addition, potential common shares of 6.7 million were not included in the denominator. The Notes did not impact the three months ended March 29, 2009 as they were redeemed in the second quarter of 2008.

Note 4 – Supplemental Cash Flow Information

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In millions)
Cash paid for:
Income taxes	$1.3	$4.0

Interest	$7.6	$6.8

Note 5 – Financial Instruments

Fair Value of Financial Instruments. In accordance with Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, the company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

In accordance with FAS 157, it is the company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the company uses quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including interest rate yield curves, option volatilities and currency rates. In certain cases where market rate assumptions are not available, the company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows could significantly affect the results of current or future values. The results may not be realized in an actual sale or immediate settlement of an asset or liability. See below for further discussion of the fair value of the company’s derivatives and Note 6 for further discussion of the fair value of the company’s securities.

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

The company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the company’s exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. The company considers the risk of counterparty default to be minimal.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 29, 2009.

	Total	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$1.1	$—	$1.1	$—
Liabilities	(3.8)	—	(3.8)	—
Interest Rate Swap	(5.7)	—	(5.7)	—

	$(8.4)	$—	$(8.4)	$—

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement 133, did not have a material impact on earnings for the three months ended March 29, 2009 and March 30, 2008. No cash flow hedges were derecognized or discontinued during the three months ended March 29, 2009 and March 30, 2008.

Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that the entire $2.6 million of net unrealized derivative losses included in OCI will be reclassified into earnings within the next twelve months.

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

Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and there was no ineffectiveness as of March 29, 2009.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. There are currently $5.7 million of unrealized losses included in OCI. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

The table below shows the notional principal and the location and amounts of the derivative fair values in the statement of operations and the consolidated balance sheet as of March 29, 2009 and December 28, 2008. Pursuant to Financial Accounting Standards Board (FASB) Financial Interpretation (FIN) 39, Offsetting of Amounts Related to Certain Contracts – an Interpretation of APB 10 and FASB Statement 105, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 29, 2009 and December 28, 2008. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under SFAS 133.

	For the Three Months Ended March 29, 2009
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized In OCI	Income Statement Classification of Gain (Loss) Reclassified from OCI	Amount of Gain (Loss) Reclassified from OCI
	(In millions)
Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$150.0	$(5.7)	Interest expense	$1.3	$(5.7)	Interest expense	$1.3

Derivatives in Cash Flow Hedges
Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$30.3	$1.5	Revenue	$—	$1.5	Revenue	$—
Derivatives for forecasted revenues	Current liabilities	3.6	(0.1)	Revenue	—	(0.1)	Revenue	—
Derivatives for forecasted expenses	Current assets	29.6	(0.4)	Expenses	—	(0.4)	Expenses	—
Derivatives for forecasted expenses	Current liabilities	46.0	(3.8)	Expenses	—	(3.8)	Expenses	—

Total of derivatives in a net liability position		$109.5	$(2.8)		$—	$(2.8)		$—

Positions no longer open at quarter end				Revenue	$1.1	$—	Revenue	$1.1
Positions no longer open at quarter end				Expenses	(3.6)	—	Expenses	(3.6)

Total of positions no longer open at quarter end					$(2.5)	$—		$(2.5)

	For the Year Ended December 28, 2008
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized In OCI	Income Statement Classification of Gain (Loss) Reclassified from OCI	Amount of Gain (Loss) Reclassified from OCI
	(In millions)
Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$150.0	$(6.0)	Interest expense	$(2.2)	$(6.0)	Interest expense	$(2.2)

Derivatives in Cash Flow Hedges
Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current liabilities	$40.0	$0.5	Revenue	$(0.1)	$0.5	Revenue	$—
Derivatives for forecasted expenses	Current liabilities	92.0	(4.6)	Expenses	(0.1)	(4.6)	Expenses	—

Total of derivatives in a net liability position		$132.0	$(4.1)		$(0.2)	$(4.1)		$—

Positions no longer open at quarter end				Revenue	$(2.1)	$—	Revenue	$(2.1)
Positions no longer open at quarter end				Expenses	(8.6)	—	Expenses	(8.6)

Total of positions no longer open at quarter end					$(10.7)	$—		$(10.7)

The following tables present derivatives not designated as hedging instruments under SFAS 133.

	For the Three Months Ended March 29, 2009
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Derivatives related to existing assets	Current liabilities	$7.1	$0.1	Revenue	$0.1
Derivatives related to existing liabilities	Current liabilities	6.2	—	Expenses	—

Total of derivatives in a net liability position		$13.3	$0.1		$0.1

Positions no longer open at quarter end				Revenue	$0.7
Positions no longer open at quarter end				Expenses	(1.2)

Total of positions no longer open at quarter end					$(0.5)

	For the Year Ended December 28, 2008
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Derivatives related to existing assets	Current liabilities	$10.9	$0.3	Revenue	$0.3
Derivatives related to existing liabilities	Current liabilities	14.4	(0.2)	Expenses	(0.2)

Total of derivatives in a net liability position		$25.3	$0.1		$0.1

Positions no longer open at year end				Revenue	$(1.5)
Positions no longer open at year end				Expenses	(5.5)

Total of positions no longer open at year end					$(7.0)

Note 6 – Securities

The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, and U.S. government securities. While the company still holds auction rate securities, the company no longer actively invests in them.

All of the company’s securities are classified as available-for-sale. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of OCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary are included in impairment of investments in the statement of operations. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis.

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of March 29, 2009.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.7	$0.7
Due after one year through three years	0.2	0.2
Due after three years through ten years	1.1	1.2
Due after ten years	33.0	32.4

	$35.0	$34.5

As of March 29, 2009, auction rate securities with a market value of $31.7 million are included in the table above in contractual maturities due after ten years. The company’s auction rate securities are composed of approximately $23.0 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $8.7 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to accrue and receive interest on these securities based on a contractual rate.

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

The fair value of securities is based on quoted market prices at the date of measurement, except for auction rate securities. The auction rate security market is no longer active and as a result there is no observable market data for these assets. Fair value estimates are based on judgments regarding current economic conditions, liquidity discounts and interest rate risks. These estimates involve significant uncertainties and judgments and cannot be determined with precision. As a result such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique, including discount rates, liquidity risks, and estimates of future cash flows could significantly affect these fair value estimates.

The company performed its own discounted cash flow (DCF) calculation to determine the estimated fair value of the auction rate securities. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. The inputs for the company’s DCF were based upon publicly available data as well as the company’s own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from six to twelve years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security. In the fourth quarter of 2008, the company concluded that the impairment of its auction rate securities was other-than-temporary and recognized a loss of $19.0 million in the income statement.

The following table presents the balances of securities measured at fair value on a recurring basis as of March 29, 2009.

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Marketable securities	$2.8	$2.8	$—	$—
Auction rate securities	31.7	—	—	31.7

	$34.5	$2.8	$—	$31.7

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the three months ended March 29, 2009.

Auction Rate Securities
(In millions)
Balance at beginning of period	$32.3
Total realized and unrealized gains or (losses) Included in other comprehensive income	(0.7)
Accretion of impairments included in net loss	0.1
Purchases, issuances and settlements	—

Balance at end of period	$31.7

All investments in an unrealized loss position at March 29, 2009 have been in an unrealized loss position for less than twelve months.

Note 7 – Segment Information

Effective December 29, 2008 (first day of fiscal year 2009), the company realigned its operating segments and management structure and, accordingly, its segment reporting. Two product lines previously included in the Standard Products Group were transferred into our Mobile, Computing, Consumer and Communications (MCCC) and Power Conversion, Industrial and Automotive (PCIA) groups. The realignment corresponds with the way the company manages the business and was designed to reduce costs and facilitate greater customer intimacy by moving from a product oriented structure to an application based structure. The majority of the company’s activities have now been realigned into two focus areas; MCCC, which focuses on handset computing and multimedia applications, and PCIA, which focuses on power supply and motor control solutions. Each of these segments has a relatively small set of leading customers, common technology requirements and similar design cycles. The Standard Discrete and Standard Linear (SDT) business will continue to be managed separately as a third segment. All segment reporting within management’s discussion and analysis has been restated to reflect this change.

In addition, as a result of a company-wide simplification effort, the allocation of selling, general and administrative (SG&A) expenses to the reporting segments was changed beginning in the first quarter of 2009. Starting in fiscal year 2009, only dedicated, direct SG&A spending by the segments will be included in their operating income. All other corporate level SG&A spending will be included in the corporate category. Prior periods have been restated to reflect this change.

The following table presents selected operating segment financial information for the three months ended March 29, 2009 and March 30, 2008. Historical amounts in the table below have been reclassified to align with these new operating segments.

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In millions)
Revenue and operating income (loss):
MCCC
Total revenue	$97.7	$197.2
Operating income (loss)	(4.6)	45.8

PCIA
Total revenue	101.5	166.8
Operating income	3.0	29.4

SDT
Total revenue	24.1	42.3
Operating income (loss)	(1.0)	2.7

Corporate
Restructuring and impairments expense	(6.7)	(0.2)
Stock-based compensation expense	(2.6)	(6.9)
Selling, general and administrative expense	(34.8)	(44.0)

Total consolidated
Total revenue	$223.3	$406.3
Operating income (loss)	$(46.7)	$26.8

Note 8 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

	Period of Amortization	As of March 29, 2009		As of December 28, 2008
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2 - 15 years	$238.9	$(166.3)	$237.6	$(161.7)
Customer base	8 - 10 years	81.6	(61.3)	81.6	(60.7)
Core technology	10 years	3.9	(0.8)	3.9	(0.7)
Assembled workforce	5 years	1.0	(0.6)	1.0	(0.5)
Process technology	5 years	1.6	(0.7)	1.6	(0.6)
Patents	4 years	5.9	(5.3)	5.9	(5.3)

Subtotal		332.9	(235.0)	331.6	(229.5)
Goodwill (1)		161.7	—	161.7	—

Total		$494.6	$(235.0)	$493.3	$(229.5)

(1)	The entire balance of goodwill is assigned to the MCCC product group. The realignment of the company’s SFAS 131, Disclosures about Segments of an Enterprise and Related Information, segment reporting did not impact the carrying amount of goodwill by segment.

The following table presents the estimated amortization expense for intangible assets for the remainder of 2009 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2009	$16.8
2010	22.3
2011	18.0
2012	15.8
2013	13.3
2014	5.4

Note 9 – Restructuring and Impairments

During the three months ended March 29, 2009, the company recorded restructuring and impairment charges, net of releases, of $6.7 million. The charges include $5.8 million of employee separation costs, $0.3 million in lease impairment costs and $0.2 million in releases associated with the 2008 Infrastructure Realignment Program. The charges also include $0.8 million in asset impairment costs associated with the 2009 Infrastructure Realignment Program.

During the three months ended March 30, 2008, the company recorded restructuring and impairment charges, net of releases, of $0.2 million. The charges included $0.3 million of employee separation costs and $0.1 million in reserve releases both associated with the 2007 Infrastructure Realignment Program.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the three months ended March 29, 2009 (in millions).

	Accrual Balance at 12/28/2008	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/29/2009
2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.4	$—	$(0.1)	$—	$—	$0.3

2008 Infrastructure Realignment Program:
Employee Separation Costs	11.3	5.8	(14.0)	(0.2)	—	2.9
Lease Impairment Costs	1.5	0.3	(0.2)	—	—	1.6

2009 Infrastructure Realignment Program:
Asset Impairment	—	0.8	—	—	(0.8)	—

	$13.2	$6.9	$(14.3)	$(0.2)	$(0.8)	$4.8

The company expects to substantially complete payment of the remaining employee severance related restructuring accruals by the second quarter of 2009. In addition, payouts associated with the lease impairment will be made on a regular basis and will be complete by the fourth quarter of 2011.

At the end of the first quarter of 2009, the company announced plans to close the Mountaintop, Pennsylvania manufacturing facility as well as the four-inch manufacturing line in Bucheon, South Korea. The company anticipates that the consolidation of the South Korea fabrication processes and the closure of the Mountaintop facility will be completed by June 2010. The company expects to incur restructuring charges for these closures beginning in the second quarter of 2009.

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

On December 12, 2008, the judge overseeing the case reduced the jury’s October 10, 2006 damages award from approximately $34 million to approximately $6 million, and ordered a new trial on whether the company willfully infringed Power Integrations’ asserted patents. The court also issued a permanent injunction on a limited number of Fairchild’s products enjoining the company from making, selling or offering to sell the products in the U.S., or from importing the products into the U.S. The judge in the case has stayed the injunction while the company seeks a longer stay from the U.S. Court of Appeals for the Federal Circuit. The company voluntarily stopped U.S. sales and importation of those products in 2007 and now offers replacement products worldwide.

Final judgment in the case is not expected until after the new trial on willfulness, scheduled to begin in June 22, 2009. If the court in the new willfulness trial finds that the company’s infringement was willful, the judge will have discretion to increase the final approximately $6 million damages award by up to three times the amount of the award. The judge in the case has also awarded Power Integrations pre-judgment interest. It is also possible that the company could be required to pay Power Integrations’ attorney’s fees. The final damages award and injunction are subject to appeal and the company expects to contest several aspects of the litigation and to appeal on several grounds at the appropriate time. If the company chooses to appeal, the company would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the appeal process.

On May 23, 2008, Power Integrations filed another lawsuit against the company, Fairchild Semiconductor Corporation and the company’s wholly owned subsidiary System General Corporation in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents claimed in this lawsuit, two are patents that were asserted against the company and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. As mentioned above, all claims asserted in the first lawsuit from these two patents have now received final rejections from the patent office. On March 20, 2009, the patent office granted the company’s request for ex parte reexamination of the claims from the third patent asserted in this lawsuit, having reached the conclusion that the prior art presents a “substantial new question” as to the validity of the asserted claims. The company believes it has strong defenses against Power Integrations’ claims and intends to vigorously defend this second lawsuit.

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

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on the company’s business, financial condition, results of operations or cash flows.

The company has analyzed the potential litigation outcomes from the company’s current litigation in accordance with SFAS 5, Accounting for Contingencies. While the exact amount of these losses is not known, the company has recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon the company’s assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of March 29, 2009, the company’s balance for potential litigation outcomes was $6.7 million.

Note 11 – Long-Term Debt

Long-term debt consists of the following at:

	March 29, 2009	December 28, 2008
	(In millions)
Revolving Credit Facility borrowings	$19.4	$19.4
Term Loan	514.5	515.8

Total debt	533.9	535.2
Current portion of long-term debt	5.3	5.3

Long-term debt, less current portion	$528.6	$529.9

Note 12 – Acquisitions

On March 3, 2009, the company completed an acquisition for approximately $1.5 million in cash. The acquisition was made to augment the company’s Analog Signal Path design resources and IP portfolio. The transaction was accounted for as an asset purchase with the purchase price allocated mainly to developed technology, which is being amortized over the estimated useful life of 5 years.

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

Overview

In 2008, we saw the onset of the first global recession in 70 years. While this deep recession presents great challenges, it also presents opportunity. We are determined to use this recession as a catalyst to accelerate our transition to a high-value company by focusing on making our customers successful, making innovation a core strength and keeping our cost structure ahead of the environment.

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

We continue to manage our production output to match end market demand and tightly control our inventory. We reduced internal inventories by $24.7 million in the first quarter of 2009.

We have taken aggressive cost reduction actions in order to stay ahead of the economic environment. Our structural improvements and fixed cost reductions will enable us to leverage future earnings increases as we emerge from the recession. These actions include plans to streamline and consolidate wafer manufacturing by closing our wafer manufacturing facility in Pennsylvania and closing our four-inch manufacturing line in South Korea. Most of the products currently manufactured in Pennsylvania will be transferred to other internal sites. Manufacturing performed in the Korean four-inch line will be transferred to five and six-inch wafer fabs in Korea. We expect that these changes will simplify operations, improve productivity and reduce costs.

Effective the first quarter of 2009, we have realigned our operating segments and management structure and, accordingly, our segment reporting. The realignment corresponds with the way we manage the business and was designed to reduce costs and facilitate greater customer intimacy by moving from a product oriented structure to an application based structure. The majority of our activities have been realigned into two focus areas; Mobile, Computing, Consumer and Communications (MCCC) which focuses on handset computing and multimedia applications, and Power Conversion, Industrial and Automotive (PCIA) which focuses on power supply and motor control solutions. Each of these segments has a relatively small set of leading customers, common technology requirements, and similar design cycles. The Standard Discrete and Standard Linear (SDT) business will continue to be managed separately as a third segment. All segment reporting within management’s discussion and analysis has been restated to reflect this change.

In addition, as a result of a company-wide simplification effort, the allocation of selling, general and administrative (SG&A) expenses to the reporting segments was changed beginning in the first quarter of 2009. Starting in fiscal year 2009, only dedicated, direct SG&A spending by the segments will be included in their operating income. All other corporate level SG&A spending will be included in the corporate category. Prior periods have been restated to reflect this change.

MCCC’s main focus is to supply the mobile, computing, consumer and communication end market segments with innovative power and signal path solutions including our low voltage MOSFETs, Power Management IC’s, Mixed Signal Analog and Logic products. We seek to deliver exceptional product performance by optimizing silicon processes and application specific design to satisfy specific requirements for our customers. This enables us to deliver solutions with greater energy efficiency and smaller footprint than is commonly available. With an improvement in the economy, we expect a steady acceleration of new product sales especially for solutions targeted to the handset and ultraportable market.

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

SDT products are core building block components for many electronic applications. This segment is moving to a more simplified and focused operating model to make the selling and support of these products easier and more profitable. The right operational structure and part portfolio will enable SDT to capture market share and increase profits.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended
	March 29, 2009		March 30, 2008
	(Dollars in millions)
Total revenue	$223.3	100.0%	$406.3	100.0%
Gross margin	34.0	15.2%	122.5	30.2%

Operating expenses:
Research and development	23.8	10.7%	29.8	7.3%
Selling, general and administrative	44.7	20.0%	60.1	14.8%
Amortization of acquisition-related intangibles	5.5	2.5%	5.6	1.4%
Restructuring and impairments	6.7	3.0%	0.2	0.0%

Total operating expenses	80.7	36.1%	95.7	23.6%

Operating income (loss)	(46.7)	-20.9%	26.8	6.6%

Other expense, net	5.3	2.4%	5.2	1.3%

Income (loss) before income taxes	(52.0)	-23.3%	21.6	5.3%

Provision (benefit) for income taxes	(0.9)	-0.4%	4.5	1.1%

Net income (loss)	$(51.1)	-22.9%	$17.1	4.2%

Total Revenue. Total revenue in the first quarter of 2009 decreased $183.0 million, or approximately 45%, compared to the same period in 2008. The decline in revenue was driven by a decrease in unit volumes due to reduced demand as a result of the worldwide economic downturn.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three months ended March 29, 2009 and March 30, 2008. The decrease in the percentage of revenue in Taiwan resulted from a reduction in demand for desktop and notebook computers. The percentage of revenue in China increased as a result of new design wins and stronger demand for our smart power module products and high performance MOSFETS. This increase in demand was driven by a government sponsored household appliance subsidy program for the rural Chinese population.

	Three Months Ended
	March 29, 2009	March 30, 2008
U.S.	10%	8%
Other Americas	5	3
Europe	15	14
China	34	27
Taiwan	12	21
Korea	14	14
Other Asia/Pacific	10	13

Total	100%	100%

Gross Margin. In the first quarter of 2009 gross margin decreased approximately $88.5 million or approximately 72%, as compared to the same period in 2008. The decrease in gross margin is due to decreased revenue, lower unit volumes and higher manufacturing costs as a result of lower factory utilization due to lower demand and efforts to reduce internal inventory.

Operating Expenses. Research and development (R&D) and SG&A expenses decreased due to cost reduction efforts implemented in 2008. Our employee base was reduced, discretionary spending was cut and a number of temporary benefit reductions were implemented. In addition, equity and variable compensation was reduced.

Restructuring and Impairments. During the three months ended March 29, 2009, we recorded restructuring and impairment charges, net of releases, of $6.7 million. The charges include $5.8 million of employee separation costs, $0.3 million in lease impairment costs for the streamlining of warehouse operations and $0.2 million in releases associated with the 2008 Infrastructure Realignment Program. The charges also include $0.8 million for the impairment of software associated with the 2009 Infrastructure Realignment Program.

During the three months ended March 30, 2008, we recorded restructuring and impairment charges, net of releases, of $0.2 million. The charges included $0.3 million of employee separation costs and $0.1 million in reserve releases both associated with the 2007 Infrastructure Realignment Program.

The remaining employee severance related accruals associated with the 2008 Infrastructure Realignment Program are expected to be substantially complete by the end of the second quarter of 2009. This action impacts approximately 1,040 manufacturing and non-manufacturing personnel. We expect annualized cost savings associated with the employee separation costs of approximately $30.0 million by the end of the second quarter of 2009. We achieved annualized cost savings associated with the lease impairment of approximately $0.7 million effective during the first quarter of 2009.

At the end of the first quarter of 2009, we announced plans to close the Mountaintop, Pennsylvania manufacturing facility as well as the four-inch manufacturing line in Bucheon, South Korea. We anticipate that the consolidation of the South Korea fabrication processes and the closure of the Mountaintop facility will be completed by June 2010. We expect to incur restructuring charges for these closures beginning in the second quarter of 2009.

Other Expense, net.

The following table presents a summary of other expense, net for the three months ended March 29, 2009 and March 30, 2008.

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In millions)
Interest expense	$6.3	$9.3
Interest income	(1.1)	(4.2)
Other (income) expense, net	0.1	0.1

Other expense, net	$5.3	$5.2

Interest expense. Interest expense for the first quarter of 2009 decreased $3.0 million as compared to the first quarter of 2008, primarily due to lower interest rates on outstanding debt and lower debt balances.

Interest income. Interest income in the first quarter of 2009 decreased $3.1 million as compared to the first quarter of 2008, as a result of lower invested balances in cash and cash equivalents and lower rates of return.

Income Taxes. Income tax benefit for the first three months of 2009 was $0.9 million on loss before taxes of $52.0 million as compared to income taxes of $4.5 million on income before taxes of $21.6 million for the same period of 2008. The effective tax rate for the first quarter of 2009 was 1.7% compared to 20.8% for the comparable period of 2008. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates, foreign currency revaluations of tax liabilities and discrete tax expenses as a result of finalization of certain tax filings. In the first three months of 2009, the valuation allowance on our deferred tax assets increased by $4.2 million. The overall increase did not impact our results of operations.

In accordance with Accounting Principles Board (APB) Opinion 23, Accounting for Income Taxes – Special Areas, deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. For the quarter ending March 29, 2009, we recorded a deferred tax liability of $0.4 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Reportable Segments.

The following tables present comparative disclosures of revenue and gross margin of our reportable segments.

	Three Months Ended
	March 29, 2009				March 30, 2008
	Revenue	% of total	Gross Margin%	Operating Income (loss)	Revenue	% of total	Gross Margin%	Operating Income (loss)
	(Dollars in millions)
MCCC	$97.7	43.7%	14.9%	$(4.6)	$197.2	48.5%	34.2%	$45.8
PCIA	101.5	45.5%	19.0%	3.0	166.8	41.1%	30.8%	29.4
SDT	24.1	10.8%	1.2%	(1.0)	42.3	10.4%	11.1%	2.7
Corporate (1)	—	—	—	(44.1)	—	—	—	(51.1)

Total	$223.3	100.0%	15.2%	$(46.7)	$406.3	100.0%	30.2%	$26.8

(1)	The three months ended March 29, 2009 includes $2.6 million of stock-based compensation expense, $6.7 million of restructuring and impairments expense and $34.8 million of SG&A expenses. The three months ended March 30, 2008 includes $6.9 million of stock-based compensation expense, $0.2 million of restructuring and impairments expense and $44.0 million of SG&A expenses.

MCCC. MCCC revenue decreased approximately 50% in the first three months of 2009 as compared to the same period in 2008. The decrease in revenue was primarily driven by decreases in unit volumes due to overall market decline for semiconductors, specifically in the computing and handset markets, and a reduction in distribution channel inventory. Gross margin declined due to decreased revenue as a result of lower overall market demand as well as higher manufacturing costs due to lower factory utilization a result of the demand decrease and a reduction of internal inventory.

MCCC had operating loss of $4.6 million in the first three months of 2009, compared to operating income of $45.8 million for the comparable period in 2008. The decrease in operating income was due to lower gross margin as discussed above. R&D and SG&A expenses decreased due to reductions in our employee base, discretionary spending and variable compensation. In addition, we implemented temporary benefit reductions at the end of fiscal year 2008.

PCIA. PCIA revenue decreased approximately 39% in the first three months of 2009 as compared to the same period in 2008. The decline in revenue was driven primarily by decreases in unit volumes as a result of weaker demand in the power supply markets supporting the computing and consumer end markets as well as a reduction in distribution channel inventory. Gross margin declined due to lower revenue and unit volumes and higher manufacturing costs as the result of lower factory utilization.

PCIA had operating income of $3.0 million in the first three months of 2009 compared to $29.4 million for the comparable period in 2008. The decrease in operating income was due to lower gross margin as discussed above. R&D and SG&A expenses decreased due to reductions in our employee base, discretionary spending and variable compensation. In addition, we implemented temporary benefit reductions at the end of fiscal year 2008.

SDT. SDT revenue decreased approximately 43% in the first three months of 2009, as compared to the same period in 2008. The decline in revenue was primarily driven by decreases in unit volumes due to reduced demand as a result of the worldwide economic downturn. Gross margin declined due to lower revenue and unit volumes and higher manufacturing costs as the result of lower factory utilization.

SDT had operating loss of $1.0 million in the first three months of 2009 compared to operating income of $2.7 million for the comparable period in 2008. The decrease in operating income was due to lower gross margin as discussed above. R&D and SG&A expenses decreased due to continued cost discipline and reduced variable compensation.

Liquidity and Capital Resources

We have a borrowing capacity of $100.0 million on a revolving basis for working capital and general corporate purposes, including acquisitions, under our senior credit facility. At March 29, 2009, $19.4 million was drawn on the revolver and after adjusting for outstanding letters of credit we had up to $78.9 million available under the senior credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $5.7 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

Our senior credit facility, which includes $514.5 million in term loans and $100.0 million revolving line of credit, and other debt instruments we may enter into in the future, impose various restrictions and contain various covenants that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, creating liens, paying dividends or making other similar restricted payments, asset sales, capital expenditures and incurring indebtedness, among other restrictions. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the covenants in the senior credit facility also include financial measures, as defined by the credit agreement, such as a minimum interest coverage ratio of 2.5 to 1.00, a maximum net leverage ratio of 4.0 to 1.00 and a minimum four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures measure of $30.0 million. The interest coverage ratio is the ratio of annualized interest expense to the cumulative four quarter trailing EBITDA. The maximum net leverage ratio is the ratio of debt, less up to $100 million (to the extent our unrestricted cash on hand exceeds $200 million), to the cumulative four quarter trailing EBITDA. EBITDA, as defined by the credit agreement excludes restructuring, non-cash equity compensation and other adjustments as defined by the credit agreement. At March 29, 2009, we were in compliance with these covenants. Based on our current models through 2009, we expect to remain in compliance with our credit facility covenants. This expectation is subject to various risks and uncertainties, including, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year will be inaccurate.

Under our debt instruments, the subsidiaries of Fairchild Semiconductor Corporation cannot be restricted, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. We believe that funds to be generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. We had capital expenditures of $14.9 million in the first three months of 2009.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. Our debt rating as of March 29, 2009 by Standard and Poor’s is BB-. The sale of additional equity securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

As of March 29, 2009, we had $9.5 million of unrecognized tax benefits, compared to approximately $9.7 million at December 28, 2008. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

During the first three months of 2009, our cash provided by operating activities was $19.4 million compared to $38.4 million in the same period of 2008. The following table presents a summary of net cash provided by operating activities during the first three months of 2009 and 2008.

	Three Months Ended
	March 29, 2009	March 30, 2008
	(In millions)
Net income (loss)	$(51.1)	$17.1
Depreciation and amortization	37.6	33.1
Non-cash stock-based compensation	2.6	6.9
Deferred income taxes, net	(3.6)	1.4
Other, net	1.0	0.4
Change in other working capital accounts	32.9	(20.5)

Net cash provided by operating activities	$19.4	$38.4

Cash provided by operating activities decreased $19.0 million during the first three months of 2009 as compared to the same period of 2008. The decrease was mainly due to decreased net income in 2009, offset partially by positive increases in our working capital accounts.

Cash used in investing activities during the first three months of 2009 totaled $16.8 million compared to $29.4 million for the same period of 2008. The decrease in the use of cash is primarily the result of lower capital expenditures in the first three months of 2009. Our capital expenditures during the first three months of 2009 were $14.9 million compared to $30.7 million in the same period in 2008.

Cash used in financing activities totaled $1.3 million in the first three months of 2009 compared to $1.0 million in the same period of 2008. The increase in the use of cash was primarily due to increased principal payments of long-term debt. In addition, no cash was used for the purchase of treasury stock in the first quarter of 2009.

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

Forward Looking Statements

This quarterly report includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Risk Factors section. Among these factors are the following: current economic uncertainty, including disruptions in the credit markets, as well as future economic conditions; failure to maintain order rates at expected levels; failure to achieve expected savings from cost reduction actions or other adverse results from those actions; changes in demand for our products; changes in inventories at our customers and distributors; changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); technological and product development risks, including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of manufacturing capacity; the risk of production delays; the inability to attract and retain key management and other employees; risks related to warranty and product liability claims; risks inherent in doing business internationally; changes in tax regulations or the migration of profits from low tax jurisdictions to higher tax jurisdictions; availability and cost of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

Recently Issued Financial Accounting Standards

On January 1, 2008, we partially adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. In accordance with FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement 157, we deferred the adoption of SFAS 157 for nonfinancial assets and liabilities including intangible assets, reporting units measured at fair value in the first step of a goodwill impairment test, and asset retirement obligations. We fully adopted SFAS 157 on the first day of fiscal year 2009. This adoption did not have an impact on our consolidated financial position and results of operations as of March 29, 2009.

In April 2009, the FASB issued three related Staff Positions; FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments. These staff positions clarify the guidance in FAS 157 for fair value measurements in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities and require the disclosure of the fair values of financial instruments in interim periods. These staff positions are effective for interim and annual reporting periods ending after June 15, 2009. We have yet to determine the impact, if any, that these staff positions will have on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International’s annual report on Form 10-K for the year ended December 28, 2008 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 52 of the Form 10-K. There were no material changes in the information we provided in our Form 10-K during the period covered by this Quarterly Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of March 29, 2009, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first three months of 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

On December 12, 2008 the judge overseeing the case reduced the jury’s October 10, 2006 damages award from approximately $34 million to approximately $6 million, and ordered a new trial on whether we willfully infringed Power Integrations’ asserted patents. The court also issued a permanent injunction on a limited number of our products enjoining us from making, selling or offering to sell the products in the U.S., or from importing the products into the U.S. The judge in the case has stayed the injunction while we seek a longer stay from the U.S. Court of Appeals for the Federal Circuit. We voluntarily stopped U.S. sales and importation of those products in 2007 and now offer replacement products worldwide.

Final judgment in the case is not expected until after the new trial on willfulness, scheduled to begin June 22, 2009. If the court in the new willfulness trial finds that our infringement was willful, the judge will have discretion to increase the final approximately $6 million damages award by up to three times the amount of the award. The judge in the case has also awarded Power Integrations pre-judgment interest. It is also possible that we could be required to pay Power Integrations’ attorney’s fees. The final damages award and injunction are subject to appeal and we expect to contest several aspects of the litigation and to appeal on several grounds at the appropriate time. If we choose to appeal, we would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the appeal process.

On May 23, 2008, Power Integrations filed another lawsuit against us, Fairchild Semiconductor Corporation and our wholly owned subsidiary System General Corporation in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents claimed in this lawsuit, two are patents that were asserted against us and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. As mentioned above, the majority of the claims asserted in the first lawsuit from these two patents have now received final rejections from the patent office. On March 20, 2009, the patent office granted our request for ex parte reexamination of the claims from the third patent that was asserted against us, having reached the conclusion that the prior art presents a “substantial new question” as to the validity of the asserted claims. We believe we have strong defenses against Power Integrations’ claims and intend to vigorously defend this second lawsuit.

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

Patent Litigation with Infineon. On November 25, 2008, we and Fairchild Semiconductor Corporation were sued by Infineon Technologies AG, Infineon Technologies Austria AG, and Infineon Technologies North America Corporation in the U.S. District Court for the District of Delaware. Infineon alleges that we infringe five Infineon U.S. patents and seeks a declaratory judgment that Infineon does not infringe six of our patents. On November 28, 2008, we answered the Infineon complaint with denials of their claims and our own counterclaims of infringement. In our counterclaim we are asserting that certain Infineon products infringe one or more claims of six of our patents.

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

Other Legal Claims. From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

We have analyzed the potential litigation outcomes from our current litigation in accordance with SFAS 5, Accounting for Contingencies. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of March 29, 2009, our balance for potential litigation outcomes was $6.7 million.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and financial condition.

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

Our failure to implement, and also the completion and impact of, our cost reduction initiatives could adversely affect our business.

We have recently taken aggressive cost reduction actions in order to stay ahead of the economic environment. These actions include plans to streamline and consolidate wafer manufacturing by closing our wafer manufacturing facility in Pennsylvania and closing our four-inch manufacturing line in South Korea, an insourcing program to transition higher-cost outside subcontractors to internal manufacturing, lowering our materials costs, workforce reductions, and reductions in employee benefits. We expect these actions will simplify operations, improve productivity and reduce costs.

We cannot guarantee that these actions will be successfully implemented, or will sufficiently help in returning to profitability. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business.

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

Our revenue and gross margin guidance are based on certain levels of consumer and corporate spending. If our projections of these expenditures fail to materialize, due to reduced consumer or corporate spending from increased energy prices or other economic factors, our revenues and gross margins could be adversely affected. For example, beginning in the third quarter of 2008 and continuing into the fourth quarter, we observed progressively weakening order rates which we attribute to the current uncertainty and deterioration in global economic conditions. While order rates improved in the first quarter of 2009, as compared to the fourth quarter of 2008, our current business forecasting is hampered by poor forward visibility, as our OEM and distributor end customers are cautious in their booking activity. While we cannot predict how long this down cycle will last, we are proactively taking actions to manage our business through it.

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

We have made fourteen acquisitions of various sizes since we became an independent company in 1997 and we plan to pursue additional acquisitions of related businesses. The costs of acquiring and integrating related businesses, or our failure to integrate them successfully into our existing businesses, could result in our company incurring unanticipated expenses and losses. In addition, we may not be able to identify or finance additional acquisitions or realize any anticipated benefits from acquisitions we do complete.

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

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. If the prices of these raw materials rise significantly we may be unable to pass on the increased cost to our customers, which would result in decreased margins for the products in which they are used. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products has resulted in a number of claims for damages from customers. We purchase some of our raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, Macronix International Co. Ltd., Phenitec Semiconductor and Taiwan Semiconductor Manufacturing Company. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, ASE, AUK, GEM Services, Hana Semiconductor, Liteon, Tak Cheong Electronics and UTAC Ltd. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

Delays in expanding capacity at existing facilities, implementing new production techniques, or incurring problems associated with technical equipment malfunctions, all could adversely affect our manufacturing efficiencies.

Our manufacturing efficiency is an important factor in our profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. We are currently engaged in an effort to expand capacity at some of our manufacturing facilities. As is common in the semiconductor industry, we have from time to time experienced difficulty in completing transitions to new manufacturing processes at existing facilities. As a consequence, we have suffered delays in product deliveries or reduced yields.

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

Slightly less than two-thirds of our sales are made to distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.

Distributors accounted for 61% of our net sales for the quarter ended March 29, 2009. Our top five distributors worldwide accounted for 19% of our net sales for the quarter ended March 29, 2009. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

The calculation of stock-based compensation expense under SFAS 123(R), Share-Based Payment, requires us to use valuation methodologies and a number of estimates, assumptions and conclusions regarding matters such as the expected volatility of our share price, the expected life of our options, the expected dividend rate with respect to our common stock, expected forfeitures and the exercise behavior of our employees. There are no means, under applicable accounting principles, to compare and adjust this expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of stock-based awards. Certain factors may arise over time that lead us to change our estimates and assumptions with respect to future stock-based compensation, resulting in variability in our stock-based compensation expense over time. Changes in forecasted stock-based compensation expense could impact our gross margin percentage, research and development expenses, marketing, general and administrative expenses and our tax rate.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 70% of our revenues in first quarter of 2009 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 14% of our revenue for the quarter ended March 29, 2009.

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

We expect a significant portion of our production from our Suzhou, China facility will be exported out of China, however, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. Our ability to operate in China may be adversely affected by changes in that country’s laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the U.S. could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

We are a leveraged company with a ratio of debt to equity at March 29, 2009 of approximately 0.5 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At March 29, 2009, we had total debt of $533.9 million and the ratio of this debt to equity was approximately 0.5 to 1. As of March 29, 2009, our senior credit facility includes $514.5 million in term loans and the $100 million revolving line of credit, of which $78.9 million remained undrawn. In addition, there is a $150 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have significant consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. As of June 2008, the senior credit facility permits borrowings of up to $100 million in revolving loans under the line of credit and up to $150 million under the uncommitted incremental term loan feature, in addition to the outstanding $514.5 million term loans that are currently outstanding under that facility. As of March 29, 2009, adjusted for outstanding letters of credit, we had up to $78.9 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of March 29, 2009, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We have investments in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

As of the end of the first quarter of 2009, we owned auction rate securities with a par value of $51.3 million and market value of $31.7 million. We continue to accrue and receive interest on these securities based on a contractual rate. However, the auction rate security market is no longer active and as a result these securities are no longer liquid. We do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The company did not make any purchases of its own common stock during the first quarter of 2009.

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

Fairchild Semiconductor International, Inc.

Date: May 8, 2009	/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)