Form 10-Q
period 2009-06-28
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2009-08-07
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 28, 2009:

Title of Each Class	Number of Shares
Common Stock	123,909,908

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	June 28, 2009	December 28, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$383.6	$351.5
Short-term marketable securities	0.8	0.8
Accounts receivable, net of allowances of $31.5 and $36.1 at June 28, 2009 and December 28, 2008, respectively	115.5	155.6
Inventories	197.9	231.0
Deferred income taxes, net of allowances	16.6	11.7
Other current assets	20.3	28.3

Total current assets	734.7	778.9
Property, plant and equipment, net	682.7	731.6
Deferred income taxes, net of allowances	8.3	7.3
Intangible assets, net	92.3	102.1
Goodwill	161.7	161.7
Long-term securities	39.0	34.6
Other assets	29.1	33.6

Total assets	$1,747.8	$1,849.8

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.3	$5.3
Accounts payable	106.3	94.4
Accrued expenses and other current liabilities	60.9	94.4

Total current liabilities	172.5	194.1
Long-term debt, less current portion	512.6	529.9
Deferred income taxes	31.2	33.0
Other liabilities	31.0	32.9

Total liabilities	747.3	789.9
Commitments and contingencies (Note 10)
Temporary equity - deferred stock units	2.1	2.8
Stockholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	1,397.4	1,389.0
Accumulated deficit	(356.5)	(284.0)
Accumulated other comprehensive loss	(5.1)	(10.5)
Less treasury stock (at cost)	(38.7)	(38.7)

Total stockholders’ equity	998.4	1,057.1

Total liabilities, temporary equity and stockholders’ equity	$1,747.8	$1,849.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Total revenue	$277.9	$418.7	$501.2	$825.0
Cost of sales	213.3	299.1	402.6	582.9

Gross margin	64.6	119.6	98.6	242.1

Gross margin %	23.2%	28.6%	19.7%	29.3%

Operating expenses:
Research and development	25.6	30.3	49.4	60.1
Selling, general and administrative	43.7	58.6	88.4	118.7
Amortization of acquisition-related intangibles	5.6	5.5	11.1	11.1
Restructuring and impairments	11.3	11.3	18.0	11.5

Total operating expenses	86.2	105.7	166.9	201.4

Operating income (loss)	(21.6)	13.9	(68.3)	40.7

Other expense, net	5.7	6.3	11.0	11.5

Income (loss) before income taxes	(27.3)	7.6	(79.3)	29.2

Provision (benefit) for income taxes	(2.4)	0.7	(3.3)	5.2

Net income (loss)	$(24.9)	$6.9	$(76.0)	$24.0

Net income (loss) per common share:
Basic	$(0.20)	$0.06	$(0.61)	$0.19

Diluted	$(0.20)	$0.05	$(0.61)	$0.19

Weighted average common shares:
Basic	123.9	124.9	123.7	124.7

Diluted	123.9	125.8	123.7	125.4

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income (loss)	$(24.9)	$6.9	$(76.0)	$24.0
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	0.2	2.0	(1.6)	(5.5)
Net amount reclassified to earnings for hedging	3.2	1.2	6.7	2.1
Net change associated with fair value of marketable securities and investments	5.0	(2.5)	4.2	(6.1)
Net change associated with pension transactions	(0.4)	—	(0.4)	(0.1)

Comprehensive income (loss)	$(16.9)	$7.6	$(67.1)	$14.4

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net income (loss)	$(76.0)	$24.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79.6	66.1
Non-cash stock-based compensation expense	6.5	12.8
Non-cash restructuring and impairment expense	0.8	8.0
Non-cash interest income	(0.3)	—
Non-cash financing expense	0.7	0.9
Non-cash write-off of deferred financing fees	—	0.4
Loss on disposal of property, plant, and equipment	0.1	0.2
Deferred income taxes, net	(7.7)	0.7
Gain on debt buyback	(0.8)	—
Gain on sale of equity investment	(0.2)	—
Write-off of equity investment	2.3	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	40.1	(7.3)
Inventories	34.3	3.0
Other current assets	8.1	15.3
Current liabilities	(13.8)	(1.5)
Other assets and liabilities, net	(0.9)	(0.8)

Net cash provided by operating activities	72.8	121.8

Cash flows from investing activities:
Purchase of marketable securities	(0.3)	(3.5)
Sale of marketable securities	0.3	5.0
Maturity of marketable securities	0.1	0.1
Capital expenditures	(21.4)	(88.6)
Proceeds from sale of property, plant and equipment	—	0.4
Purchase of molds and tooling	(0.8)	(1.4)
Acquisitions	(1.5)	—

Net cash used in investing activities	(23.6)	(88.0)

Cash flows from financing activities:
Repayment of long-term debt	(16.4)	(201.9)
Issuance of long-term debt	—	150.0
Proceeds from issuance of common stock and from exercise of stock options, net	—	5.2
Purchase of treasury stock	—	(2.0)
Debt issuance costs	(0.7)	(3.3)

Net cash used in financing activities	(17.1)	(52.0)

Net change in cash and cash equivalents	32.1	(18.2)
Cash and cash equivalents at beginning of period	351.5	409.0

Cash and cash equivalents at end of period	$383.6	$390.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 28, 2008. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. During the second quarter of 2009, the company recorded approximately $1.8 million of adjustments to previously recorded estimates which increased the benefit for income taxes. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 28, 2008. Certain amounts for prior periods have been reclassified to conform to the current presentation. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, investments, intangible assets, and other long-lived assets, legal contingencies, and assumptions used in the calculation of income taxes and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, energy markets and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Note 2 – Financial Statement Details

	June 28, 2009	December 28, 2008
	(In millions)
Inventories, net
Raw materials	$24.1	$43.0
Work in process	108.1	108.4
Finished goods	65.7	79.6

	$197.9	$231.0

	June 28, 2009	December 28, 2008
	(In millions)
Property, plant and equipment
Land and improvements	$24.1	$24.1
Buildings and improvements	328.9	325.7
Machinery and equipment	1,611.5	1,591.6
Construction in progress	52.2	67.6

Total property, plant and equipment	2,016.7	2,009.0
Less accumulated depreciation	1,334.0	1,277.4

	$682.7	$731.6

	June 28, 2009	December 28, 2008
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$27.5	$35.9
Accrued interest	3.1	7.9
Taxes payable	2.3	8.5
Restructuring and impairments	6.8	13.2
Other	21.2	28.9

	$60.9	$94.4

Note 3 – Computation of Net Income (loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities. Potentially dilutive common equivalent securities consist of stock options, performance units (PUs), deferred stock units (DSUs) and restricted stock units (RSUs). In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Certain potential shares of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In millions, except per share data)
Basic:
Net income (loss)	$(24.9)	$6.9	$(76.0)	$24.0

Weighted average shares outstanding	123.9	124.9	123.7	124.7

Net income (loss) per share	$(0.20)	$0.06	$(0.61)	$0.19

Diluted:
Net income (loss)	$(24.9)	$6.9	$(76.0)	$24.0

Basic weighted average shares outstanding	123.9	124.9	123.7	124.7
Assumed exercise of common stock equivalents	—	0.9	—	0.7

Diluted weighted average common and common equivalent shares	123.9	125.8	123.7	125.4

Net income (loss) per share	$(0.20)	$0.05	$(0.61)	$0.19

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	21.4	19.1	21.3	19.3

In addition, the computation of diluted earnings per share did not include the assumed conversion of the 5% Convertible Senior Subordinated Notes (Notes) because the effect would have been anti-dilutive for the three and six months ended June 29, 2008. As a result, $2.8 million and $5.5 million of interest expense was not added back to the numerator for those periods. In addition, potential common shares of 6.7 million were not included in the denominator for those periods. The Notes did not impact the three and six months ended June 28, 2009 as they were redeemed in the second quarter of 2008.

Note 4 – Supplemental Cash Flow Information

	Six Months Ended
	June 28, 2009	June 29, 2008
	(In millions)
Cash paid for:
Income taxes	$9.8	$11.8

Interest	$13.4	$19.1

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 28, 2009.

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$—	$—	$—	$—
Liabilities	(0.2)	—	(0.2)	—
Interest Rate Swap	(4.8)	—	(4.8)	—

	$(5.0)	$—	$(5.0)	$—

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement 133, did not have a material impact on earnings for the three and six months ended June 28, 2009 and June 29, 2008. No cash flow hedges were derecognized or discontinued during the three and six months ended June 28, 2009 and June 29, 2008.

Derivative gains and losses included in other comprehensive income (OCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that the entire $0.2 million of net unrealized derivative losses included in OCI will be reclassified into earnings within the next twelve months.

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

Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and there was no ineffectiveness as of June 28, 2009.

Derivative gains and losses included in OCI are reclassified into earnings at the time the forecasted transaction is recognized. There are currently $4.8 million of unrealized losses included in OCI. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

The table below shows the notional principal and the location and amounts of the derivative fair values in the statement of operations and the consolidated balance sheet as of June 28, 2009 and December 28, 2008. Pursuant to Financial Accounting Standards Board (FASB) Financial Interpretation (FIN) 39, Offsetting of Amounts Related to Certain Contracts – an Interpretation of APB 10 and FASB Statement 105, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 28, 2009 and December 28, 2008. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under SFAS 133.

	For the Six Months Ended June 28, 2009
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized In OCI	Income Statement Classification of Gain (Loss) Reclassified from OCI	Amount of Gain (Loss) Reclassified from OCI
	(In millions)
Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$150.0	$(4.8)	Interest expense	$(2.8)	$(4.8)	Interest expense	$(2.8)

Derivatives in Cash Flow Hedges
Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current liabilities	$34.7	$—	Revenue	$—	$—	Revenue	$—
Derivatives for forecasted expenses	Current liabilities	60.3	(0.2)	Expenses	—	(0.2)	Expenses	—

Total of derivatives in a net liability position		$95.0	$(0.2)		$—	$(0.2)		$—

Positions no longer open at quarter end				Revenue	$1.5	$—	Revenue	$1.5
Positions no longer open at quarter end				Expenses	(5.4)	—	Expenses	(5.4)

Total of positions no longer open at quarter end					$(3.9)	$—		$(3.9)

	For the Year Ended December 28, 2008
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized In OCI	Income Statement Classification of Gain (Loss) Reclassified from OCI	Amount of Gain (Loss) Reclassified from OCI
	(In millions)
Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$150.0	$(6.0)	Interest expense	$(2.2)	$(6.0)	Interest expense	$(2.2)

Derivatives in Cash Flow Hedges
Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current liabilities	$40.0	$0.5	Revenue	$(0.1)	$0.5	Revenue	$—
Derivatives for forecasted expenses	Current liabilities	92.0	(4.6)	Expenses	(0.1)	(4.6)	Expenses	—

Total of derivatives in a net liability position		$132.0	$(4.1)		$(0.2)	$(4.1)		$—

Positions no longer open at quarter end				Revenue	$(2.1)	$—	Revenue	$(2.1)
Positions no longer open at quarter end				Expenses	(8.6)	—	Expenses	(8.6)

Total of positions no longer open at quarter end					$(10.7)	$—		$(10.7)

The following tables present derivatives not designated as hedging instruments under SFAS 133.

	For the Six Months Ended June 28, 2009
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Derivatives related to existing assets	Current liabilities	$3.8	$—	Revenue	$—
Derivatives related to existing liabilities	Current liabilities	8.7	—	Expenses	—

Total of derivatives in a net liability position		$12.5	$—		$—

Positions no longer open at quarter end				Revenue	$0.7
Positions no longer open at quarter end				Expenses	(1.0)

Total of positions no longer open at quarter end					$(0.3)

	For the Year Ended December 28, 2008
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
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

All of the company’s securities are classified as available-for-sale. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of OCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in OCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no realized gains or losses on sales of securities in 2009 or 2008. Proceeds from sales of available-for-sale securities totaled $0.3 million and $5.0 million for the three months and six months ended June 28, 2009 and June 29, 2008, respectively.

Securities are summarized as of June 28, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2
Corporate debt securities	0.6	—	—	0.6

Total marketable securities	$0.8	$—	$—	$0.8

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.7	$0.1	$—	$1.8
Corporate debt securities	0.3	—	—	0.3
Auction rate securities	36.1	0.8	—	36.9

Total securities	$38.1	$0.9	$—	$39.0

Securities are summarized as of December 28, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2
Corporate debt securities	0.6	—	—	0.6

Total marketable securities	$0.8	$—	$—	$0.8

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.7	$0.3	$—	$2.0
Corporate debt securities	0.3	—	—	0.3
Auction rate securities	32.3	—	—	32.3

Total securities	$34.3	$0.3	$—	$34.6

There were no investments in an unrealized loss position at June 28, 2009.

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of June 28, 2009.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.8	$0.8
Due after one year through three years	0.3	0.3
Due after three years through ten years	1.1	1.2
Due after ten years	36.7	37.5

	$38.9	$39.8

As of June 28, 2009, auction rate securities with a market value of $36.9 million are included in the table above in contractual maturities due after ten years. The company’s auction rate securities are composed of approximately $26.5 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $10.4 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to accrue and receive interest on these securities based on a contractual rate.

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

The fair value of securities is based on quoted market prices at the date of measurement, except for auction rate securities. The auction rate security market is no longer active and as a result there is no observable market data for these assets. Fair value estimates are based on judgments regarding current economic conditions, liquidity discounts and interest rate risks. These estimates involve significant uncertainties and judgments and cannot be determined with precision. As a result such calculated fair value estimates may not be realizable in a current sale or immediate settlement of the instrument. In addition, changes in the underlying assumptions used in the fair value measurement technique, including discount rates, liquidity risks and estimates of future cash flows could significantly affect these fair value estimates.

The company performed its own discounted cash flow (DCF) calculation to determine the estimated fair value of the auction rate securities. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. The inputs for the company’s DCF were based upon publicly available data as well as the company’s own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from five to twelve years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security. In the fourth quarter of 2008, the company concluded that the impairment of its auction rate securities was other-than-temporary and recognized a loss of $19.0 million in the income statement.

However, the company has the ability and intent to hold the auction rate securities until there is a full recovery of the fair value, which may be maturity. As a result, in the second quarter of 2009, based on the requirements of FASB Staff Position (FSP) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, the company analyzed the $19.0 million other-than-temporary loss that was recognized in the income statement in the fourth quarter of 2008 to determine the noncredit component. The noncredit component of the loss is primarily driven by changes in interest rates. The noncredit component was calculated by bifurcating the discount rate used in calculating the fair value estimates for the auction rate securities in the fourth quarter of 2008 into its credit risk and noncredit components. The fair value of each auction rate security was then revalued using the noncredit component of the discount rate. The calculated fair value was compared to the par value of each issue to determine the unrealized loss related to the noncredit component. The remaining unrealized loss was determined to be the credit loss component. It was determined that $15.5 million of the loss was attributable to credit loss. As a result, in the second quarter of 2009, a cumulative adjustment of the remaining $3.5 million, which was attributable to changes in interest rates, was reclassified from retained earnings to accumulated OCI (AOCI). There is no portion of other-than-temporary impairment related to credit loss currently included in AOCI.

The following table presents a rollforward of the amount related to credit losses recognized in earnings at June 28, 2009.

Credit Losses Recognized in Earnings
(In millions)
Balance at beginning of period	$15.5
Accretion of impairments included in net loss	(0.3)

Balance at end of period	$15.2

The following table presents the balances of securities measured at fair value on a recurring basis as of June 28, 2009.

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Marketable securities	$2.9	$2.9	$—	$—
Auction rate securities	36.9	—	—	36.9

	$39.8	$2.9	$—	$36.9

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the six months ended June 28, 2009.

Auction Rate Securities
(In millions)
Balance at beginning of period	$32.3
Total realized and unrealized gains or (losses) included in OCI	0.8
Cumulative adjustment to reclassify the non credit component of a previously recognized other-than-temporary impairment	3.5
Accretion of impairments included in net loss	0.3
Purchases, issuances and settlements	—

Balance at end of period	$36.9

Note 7 – Segment Information

Effective December 29, 2008 (first day of fiscal year 2009), the company realigned its operating segments and management structure and, accordingly, its segment reporting. Two product lines previously included in the Standard Products Group (SPG) were transferred into our Mobile, Computing, Consumer and Communications (MCCC) and Power Conversion, Industrial and Automotive (PCIA) groups. The realignment corresponds with the way the company manages the business and was designed to reduce costs and facilitate greater customer intimacy by moving from a product oriented structure to an application based structure. The majority of the company’s activities have now been realigned into two focus areas; MCCC, which focuses on handset, computing and multimedia applications, and PCIA, which focuses on power supply and motor control solutions. Each of these segments has a relatively small set of leading customers, common technology requirements and similar design cycles. The Standard Discrete and Standard Linear (SDT) business will continue to be managed separately as a third segment. All segment reporting within management’s discussion and analysis has been restated to reflect this change.

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

The following table presents selected operating segment financial information for the three and six months ended June 28, 2009 and June 29, 2008. Historical amounts in the table below have been reclassified to align with these new operating segments.

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(In millions)
Revenue and operating income (loss):
MCCC
Total revenue	$130.9	$193.2	$228.6	$390.4
Operating income	22.2	43.3	17.6	89.1

PCIA
Total revenue	118.4	180.2	219.9	347.0
Operating income	8.1	28.5	11.1	57.9

SDT
Total revenue	28.6	45.3	52.7	87.6
Operating income (loss)	0.9	3.1	(0.1)	5.8

Corporate
Restructuring and impairments expense	(11.3)	(11.3)	(18.0)	(11.5)
Stock-based compensation expense	(3.9)	(5.9)	(6.5)	(12.8)
Selling, general and administrative expense	(37.6)	(43.8)	(72.4)	(87.8)

Total consolidated
Total revenue	$277.9	$418.7	$501.2	$825.0
Operating income (loss)	$(21.6)	$13.9	$(68.3)	$40.7

Note 8 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of June 28, 2009		As of December 28, 2008
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(In millions)
Identifiable intangible assets:
Developed technology	2 - 15 years	$238.9	$(171.0)	$237.6	$(161.7)
Customer base	8 - 10 years	81.6	(62.0)	81.6	(60.7)
Core technology	10 years	3.9	(0.9)	3.9	(0.7)
Assembled workforce	5 years	1.0	(0.6)	1.0	(0.5)
Process technology	5 years	1.6	(0.7)	1.6	(0.6)
Patents	4 years	5.9	(5.4)	5.9	(5.3)

Subtotal		332.9	(240.6)	331.6	(229.5)
Goodwill (1)		161.7	—	161.7	—

Total		$494.6	$(240.6)	$493.3	$(229.5)

(1)	The entire balance of goodwill is assigned to the MCCC product group. The realignment of the company’s SFAS 131, Disclosures about Segments of an Enterprise and Related Information, segment reporting did not impact the carrying amount of goodwill by segment.

The following table presents the estimated amortization expense for intangible assets for the remainder of 2009 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2009	$11.2
2010	22.3
2011	18.0
2012	15.8
2013	13.3
2014	5.4

Note 9 – Restructuring and Impairments

During the three and six months ended June 28, 2009, the company recorded restructuring and impairment charges, net of releases, of $11.3 million and $18.0 million, respectively. In the second quarter of 2009, the charges include $9.1 million of employee separation costs and $1.2 million of fab closure costs associated with the 2009 Infrastructure Realignment Program. The 2009 Infrastructure Realignment Program includes costs associated with the closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy. The second quarter restructuring charges also include $1.0 million in employee separation costs, $0.4 million in lease impairment costs and $0.4 million in releases associated with the 2008 Infrastructure Realignment Program. The charges in the first quarter of 2009 included $5.8 million of employee separation costs, $0.3 million in lease impairment costs and $0.2 million in releases associated with the 2008 Infrastructure Realignment Program as well as $0.8 million in asset impairment costs associated with the 2009 Infrastructure Realignment Program.

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

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the three and six months ended June 28, 2009 (in millions).

	Accrual Balance at 12/28/2008	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/29/2009
2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.4	$—	$(0.1)	$—	$—	$0.3

2008 Infrastructure Realignment Program:
Employee Separation Costs	11.3	5.8	(14.0)	(0.2)	—	2.9
Lease Impairment Costs	1.5	0.3	(0.2)	—	—	1.6

2009 Infrastructure Realignment Program:
Asset Impairment	—	0.8	—	—	(0.8)	—

	$13.2	$6.9	$(14.3)	$(0.2)	$(0.8)	$4.8

	Accrual Balance at 3/29/2009	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 6/28/2009
2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.3	$—	$(0.1)	$—	$—	$0.2

2008 Infrastructure Realignment Program:
Employee Separation Costs	2.9	1.0	(2.0)	(0.4)	—	1.5
Lease Impairment Costs	1.6	0.4	(0.1)	—	—	1.9

2009 Infrastructure Realignment Program:
Employee Separation Costs	—	9.1	(5.9)	—	—	3.2
Fab Closure Costs	—	1.2	(1.2)	—	—	—

	$4.8	$11.7	$(9.3)	$(0.4)	$—	$6.8

The company has substantially completed payment of the remaining employee severance accruals related to the 2008 Infrastructure Realignment Program, except for a few specific employees located in Europe and Japan. Payouts associated with the 2008 lease impairment will be made on a regular basis and will be complete by the fourth quarter of 2011. The company anticipates that the consolidation of the South Korea fabrication processes and the closure of the Mountaintop facility will be completed by June 2010.

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

The company also petitioned the U.S. Patent and Trademark Office for reexamination of all unexpired patent claims asserted in the case (those being all asserted claims from three of the four patents asserted in the case; the fourth patent has expired), and as a consequence the patent office initiated reexamination proceedings on all of those claims. In the first half of 2008, in the patent office’s first formal correspondence regarding the validity of the patents, all of those asserted claims were rejected by the patent office. In December 2008, the patent office issued final rejections of 12 of 14 patent claims from two of the three unexpired Power Integrations patents. In May 2009, the patent office accepted Power Integrations’ attempt to amend the rejected claims of both patents and reopened the reexaminations to consider the amendments. In July 2009, the patent office issued final rejections of the amended claims of both patents. As to the third unexpired patent involved in the lawsuit, in May 2009, the patent office issued a final office action rejecting all claims asserted by Power Integrations.

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

On December 12, 2008, the judge overseeing the case reduced the jury’s October 10, 2006 damages award from approximately $34 million to approximately $6 million, and ordered a new trial on whether the company willfully infringed Power Integrations’ asserted patents. The court also issued a permanent injunction on a limited number of Fairchild’s products enjoining the company from making, selling or offering to sell the products in the U.S., or from importing the products into the U.S. The injunction took effect on May 13, 2009. The company voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006.

On June 22, 2009, the new trial on willfulness was held. If the court in the new willfulness trial finds that the company’s infringement was willful, the judge will have discretion to increase the final approximately $6 million damages award by up to three times the amount of the award. The judge in the case has also awarded Power Integrations pre-judgment interest. It is also possible that the company could be required to pay Power Integrations’ attorney’s fees. The final damages award and injunction are subject to appeal and the company expects to contest several aspects of the litigation and to appeal on several grounds at the appropriate time. If the company chooses to appeal, the company would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the appeal process.

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

The company has analyzed the potential litigation outcomes from the company’s current litigation in accordance with SFAS 5, Accounting for Contingencies. While the exact amount of these losses is not known, the company has recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon the company’s assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of June 28, 2009, the company’s balance for potential litigation outcomes was $6.7 million.

Note 11 – Long-Term Debt

Long-term debt consists of the following at:

	June 28, 2009	December 28, 2008
	(In millions)
Revolving Credit Facility borrowings	$19.4	$19.4
Term Loan	498.5	515.8

Total debt	517.9	535.2
Current portion of long-term debt	5.3	5.3

Long-term debt, less current portion	$512.6	$529.9

On May 13, 2009, the company entered into a First Amendment and Waiver (the “Amendment”) to its senior credit agreement dated June 26, 2006 between the company and Deutsche Bank Trust Company Americas (as administrative agent and a lender) and the other lenders named therein. The Amendment enables the company to voluntarily prepay and retire a portion of its term loan facility to take advantage of potentially favorable conditions in the credit markets that may occur from time to time. The Amendment permits the company to prepay up to $100 million (net of interest and fees) of term loans for a 12 month period following the effective date of the Amendment subject to certain minimum liquidity and customary financial conditions. During the second quarter of 2009, the company completed a tender offer, as allowed under the previously executed amendment, to buyback a portion of its term loan below par. As a result of this debt buyback the company reduced debt by $14.7 million, paying $13.8 million in cash and recognizing $0.8 million gain, net of fees, on the transaction.

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under SFAS 107, Disclosures about Fair Value of Financial Instruments. The fair value of the term loan is determined utilizing current trading prices obtained from indicative market data. The fair value of the revolving loan is assumed to be par.

A summary table of estimated fair values of long-term debt is as follows:

	June 28, 2009		December 28, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Term Loan	$498.5	$468.6	$515.8	$355.2
Revolving Credit Facility borrowings	$19.4	$19.4	$19.4	$19.4

Note 12 – Acquisitions

On March 3, 2009, the company purchased certain assets for approximately $1.5 million in cash. The acquisition was made to augment the company’s Analog Signal Path design resources and IP portfolio. The transaction was accounted for as an asset purchase with the purchase price allocated mainly to developed technology, which is being amortized over the estimated useful life of 5 years.

Note 13 – Strategic Investments

The company has certain strategic investments that are typically accounted for on a cost basis as they are less than 20% owned, and the company does not exercise significant influence over the operating and financial policies of the investee. Under the cost method, investments are held at historical cost, less impairments. The company periodically assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. A variety of factors is considered when determining if a decline in fair value below book value is other-than-temporary, including, among others, the financial condition and prospects of the investee.

During the second quarter of 2009, the company sold its interest in one of its strategic investments for a $0.2 million gain. As a result of overall equity market valuation changes the company performed an impairment analysis on its only remaining strategic investment in the second quarter of 2009. A discounted cash flow model was used to value the investment as well as a comparison to a publicly traded peer company. The company determined that the investment was impaired and wrote off $2.3 million, leaving a value of $0.7 million.

During the second quarter of 2008, the company sold its interest in one of its strategic investments for an immaterial gain.

The total cost basis for strategic investments, which are included in other assets on the balance sheet, was $0.7 million and $3.5 million, net of write offs, as of June 28, 2009 and December 28, 2008, respectively.

Note 14 – Subsequent Events

The company has evaluated subsequent events through August 7, 2009, which represents the date the financial statements were issued. The company did not identify any subsequent events that required disclosure.

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

Overview

In 2008, we saw the onset of the deepest global recession in 70 years. While this recession presents great challenges, it also presents opportunity. We are determined to use this down cycle as a catalyst to accelerate our transition to a high-value company by focusing on making our customers successful, making innovation a core strength and keeping our cost structure ahead of the environment.

The current business environment provides limited demand visibility as short lead times allow our customers to reduce their order horizon. While we cannot predict how long this down cycle will last, we are proactively taking actions to reduce inventories and costs.

We continue to manage our production output to bring internal and channel inventories within our target range. We reduced internal inventories by $33.1 million and reduced distributor inventory by approximately $75 million in first six months of 2009.

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

Effective the first quarter of 2009, we realigned our operating segments and management structure and, accordingly, our segment reporting. The realignment corresponds with the way we manage the business and was designed to reduce costs and facilitate greater customer intimacy by moving from a product oriented structure to an application based structure. The majority of our activities have been realigned into two focus areas; Mobile, Computing, Consumer and Communications

(MCCC) which focuses on handset computing and multimedia applications, and Power Conversion, Industrial and Automotive (PCIA) which focuses on power supply and motor control solutions. Each of these segments has a relatively small set of leading customers, common technology requirements, and similar design cycles. The Standard Discrete and Standard Linear (SDT) business will continue to be managed separately as a third segment. All segment reporting within management’s discussion and analysis has been restated to reflect this change.

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

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Six Months Ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
	(Dollars in millions)
Total revenue	$277.9	100.0%	$418.7	100.0%	$501.2	100.0%	$825.0	100.0%
Gross margin	64.6	23.2%	119.6	28.6%	98.6	19.7%	242.1	29.3%

Operating expenses:
Research and development	25.6	9.2%	30.3	7.2%	49.4	9.9%	60.1	7.3%
Selling, general and administrative	43.7	15.7%	58.6	14.0%	88.4	17.6%	118.7	14.4%
Amortization of acquisition-related intangibles	5.6	2.0%	5.5	1.3%	11.1	2.2%	11.1	1.3%
Restructuring and impairments	11.3	4.1%	11.3	2.7%	18.0	3.6%	11.5	1.4%

Total operating expenses	86.2	31.0%	105.7	25.2%	166.9	33.3%	201.4	24.4%

Operating income (loss)	(21.6)	-7.8%	13.9	3.3%	(68.3)	-13.6%	40.7	4.9%

Other expense, net	5.7	2.1%	6.3	1.5%	11.0	2.2%	11.5	1.4%

Income (loss) before income taxes	(27.3)	-9.8%	7.6	1.8%	(79.3)	-15.8%	29.2	3.5%

Provision (benefit) for income taxes	(2.4)	-0.9%	0.7	0.2%	(3.3)	-0.7%	5.2	0.6%

Net income (loss)	$(24.9)	-9.0%	$6.9	1.6%	$(76.0)	-15.2%	$24.0	2.9%

Total Revenue. Total revenue in the second quarter and first six months of 2009 decreased $140.8 million and $323.8 million or approximately 34% and 39%, respectively, compared to the same periods in 2008. The decline in revenue was predominately driven by a decrease in unit volumes due to reduced market demand as a result of the worldwide economic downturn. For the first six months of 2009, decreases in average selling price also contributed approximately 5% of the decrease as a result of changes in product mix and price.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three and six months ended June 28, 2009 and June 29, 2008. The decrease in the percentage of revenue in Taiwan resulted from a reduction in demand for desktop and notebook computers. The percentage of revenue in China increased as a result of new design wins and stronger demand for our smart power module products and high performance MOSFETS. This increase in demand was driven by a government sponsored household appliance subsidy program for the rural Chinese population.

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
U.S.	7%	8%	8%	9%
Other Americas	4	4	4	3
Europe	11	13	13	13
China	34	30	34	28
Taiwan	18	20	15	21
Korea	15	13	15	14
Other Asia/Pacific	11	12	11	12

Total	100%	100%	100%	100%

Gross Margin. In the second quarter and first six months of 2009 gross margin decreased approximately $55.0 million and $143.5 million or approximately 46% and 59%, respectively, as compared to the same periods in 2008. The decrease in gross margin is due to decreased revenue, lower unit volumes and higher manufacturing unit costs as a result of lower factory utilization due to lower demand as well as efforts to reduce internal and distribution inventory.

Operating Expenses. Research and development (R&D) and SG&A expenses decreased due to cost reduction efforts implemented in 2008 and the first quarter of 2009. Our employee base was reduced, discretionary spending was cut and a number of temporary benefit reductions were implemented. In addition, equity and variable compensation was reduced.

Restructuring and Impairments. During the three and six months ended June 28, 2009, we recorded restructuring and impairment charges, net of releases, of $11.3 million and $18.0 million, respectively. In the second quarter of 2009, the charges include $9.1 million of employee separation costs and $1.2 million of fab closure costs associated with the 2009 Infrastructure Realignment Program as well as $1.0 million in employee separation costs, $0.4 million in lease impairment costs for the streamlining of warehouse operations and $0.4 million in releases associated with the 2008 Infrastructure Realignment Program. The charges in the first quarter of 2009 included $5.8 million of employee separation costs, $0.3 million in lease impairment costs and $0.2 million in releases associated with the 2008 Infrastructure Realignment Program as well as $0.8 million in asset impairment costs associated with the 2009 Infrastructure Realignment Program.

The closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea was announced in the first quarter of 2009 and the charges associated with those programs are included in the 2009 Infrastructure Realignment Program. The 2009 Infrastructure Realignment Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy.

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

The majority of the second quarter charges in 2008 related to several asset impairments for non-industry standard packaging capacity and simplification of our supply chain planning systems. We also adjusted the workforce mix in our Maine fab as we converted to a more automated and technologically advanced eight-inch wafer production process. In addition, we reduced headcount in certain sales and marketing activities to further streamline selling, general and administration costs.

We have substantially completed payment of the remaining employee severance accruals related to the 2008 Infrastructure Realignment Program, with the exception of several employees in Europe and Japan. This action impacted approximately 1,051 manufacturing and non-manufacturing personnel. We achieved annualized cost savings associated with the employee separation costs of approximately $30.7 million by the end of the second quarter of 2009. Payouts associated with the 2008 lease impairment will be made on a regular basis and will be complete by the fourth quarter of 2011. We achieved annualized cost savings associated with the lease impairment of approximately $0.9 million effective during the second quarter of 2009.

The 2009 worldwide restructuring action, excluding facility closures, impacted 251 employees. We achieved annual savings associated with these employee separation costs of $12.8 million by the end of the second quarter of 2009. We anticipate that the consolidation of the South Korea fabrication processes and the closure of the Mountaintop facility will be completed by June 2010.

Other Expense, net.

The following table presents a summary of other expense, net for the three and six months ended June 28, 2009 and June 29, 2008.

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
		(In millions)
Interest expense	$5.3	$8.6	$11.6	$17.9
Interest income	(0.9)	(2.8)	(2.0)	(7.0)
Other (income) expense, net	1.3	0.5	1.4	0.6

Other expense, net	$5.7	$6.3	$11.0	$11.5

Interest expense. Interest expense in the second quarter and first six months of 2009 decreased $3.3 million and $6.3 million, respectively, as compared to the same periods in 2008, primarily due to lower interest rates on outstanding debt and lower debt balances.

Interest income. Interest income in the second quarter and first six months of 2009 decreased $1.9 million and $5.0 million, respectively, as compared to the same periods in 2008 as a result of lower invested balances in cash and cash equivalents and lower rates of return.

Other (income) expense, net. The second quarter of 2009 includes the $2.3 million impairment of a strategic investment, offset by a $0.2 million gain on the sale of a strategic investment and the $0.8 million net gain on the debt buyback transaction.

Income Taxes. Income tax benefit in the second quarter and first six months of 2009 was $2.4 million and $3.3 million on loss before taxes of $27.3 million and $79.3 million, respectively, as compared to income tax expense of $0.7 million and $5.2 million on income before taxes of $7.6 million and $29.2 million, respectively, for the same periods of 2008. The effective tax rate for the second quarter and first six months of 2009 was 8.8% and 4.2% compared to 9.2% and 17.8% respectively, for the comparable periods of 2008. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates, foreign currency revaluations of tax liabilities and discrete tax expenses as a result of finalization of certain tax filings. In the first six months of 2009, the valuation allowance on our deferred tax assets increased by $10.1 million. The overall increase did not impact our results of operations.

In accordance with Accounting Principles Board (APB) Opinion 23, Accounting for Income Taxes – Special Areas, deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of June 28, 2009, we have recorded a deferred tax liability of $0.1 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Reportable Segments.

The following tables present comparative disclosures of revenue and gross margin of our reportable segments.

	Three Months Ended
	June 28, 2009				June 29, 2008
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$130.9	47.1%	31.9%	$22.2	$193.2	46.1%	33.9%	$43.3
PCIA	118.4	42.6%	20.9%	8.1	180.2	43.0%	28.0%	28.5
SDT	28.6	10.3%	8.0%	0.9	45.3	10.9%	11.0%	3.1
Corporate (1)	—	—	—	(52.8)	—	—	—	(61.0)

Total	$277.9	100.0%	23.2%	$(21.6)	$418.7	100.0%	28.6%	$13.9

	Six Months Ended
	June 28, 2009				June 29, 2008
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$228.6	45.6%	24.7%	$17.6	$390.4	47.3%	34.0%	$89.1
PCIA	219.9	43.9%	20.1%	11.1	347.0	42.1%	29.3%	57.9
SDT	52.7	10.5%	4.9%	(0.1)	87.6	10.6%	11.1%	5.8
Corporate (1)	—	—	—	(96.9)	—	—	—	(112.1)

Total	$501.2	100.0%	19.7%	$(68.3)	$825.0	100.0%	29.3%	$40.7

(1)	The three and six months ended June 28, 2009 includes $3.9 million and $6.5 million of stock-based compensation expense, $11.3 million and $18.0 million of restructuring and impairments expense and $37.6 million and $72.4 million of SG&A expenses, respectively. The three and six months ended June 29, 2008 includes $5.9 million and $12.8 million of stock-based compensation expense, $11.3 million and $11.5 million of restructuring and impairments expense and $43.8 million and $87.8 million of SG&A expenses, respectively.

MCCC. MCCC revenue decreased approximately 32% and 41% in the second quarter and first six months of 2009, respectively, as compared to the same periods in 2008. During the first six months of 2009, decreases in unit volumes contributed approximately 32% of the revenue decrease due to overall market decline for semiconductors, specifically in the MOSFET markets. Demand for Power Analog products has remained stable despite market conditions due to market share gains and less inventory drain for mobile products. The remainder of the decrease in revenue was driven by changes in product mix and decreases in pricing. Gross margin dollars declined due to decreased revenue as a result of lower overall market demand as well as higher manufacturing unit costs due to lower factory utilization, a result of the demand decrease and a reduction of both internal and distribution channel inventory.

MCCC had operating income of $22.2 million and $17.6 million in the second quarter and first six months of 2009, compared to $43.3 million and $89.1 million for the comparable periods in 2008, respectively. The decrease in operating income was due to lower gross margin as discussed above. R&D and SG&A expenses decreased due to reductions in our employee base, discretionary spending and variable compensation. Temporary benefit reductions were also implemented at the end of fiscal year 2008. In addition, certain R&D functions were moved to lower cost regions.

PCIA. PCIA revenue decreased approximately 34% and 37% in the second quarter and first six months of 2009, respectively, as compared to the same periods in 2008. The decline in revenue was driven primarily by decreases in unit volumes as a result of weaker demand for high voltage and power conversion products as well as a reduction in distribution channel inventory. In addition, changes in mix and decreases in average selling prices due to continued pricing pressure contributed approximately 3% to the decline in revenue. Gross margin dollars declined due to lower revenue and unit volumes and higher manufacturing unit costs as the result of lower factory utilization.

PCIA had operating income of $8.1 million and $11.1 million in the second quarter and first six months of 2009 compared to $28.5 million and $57.9 million for the comparable periods in 2008, respectively. The decrease in operating income was due to lower gross margin as discussed above. R&D and SG&A expenses decreased due to reductions in our employee base, discretionary spending and variable compensation. At the end of 2008, temporary benefit reductions were implemented resulting in decreased spending. In addition, there was a favorable impact from the weakening of the Korean Won.

SDT. SDT revenue decreased approximately 37% and 40% in the second quarter and first six months of 2009, respectively, as compared to the same periods in 2008. The decline in revenue was primarily driven by decreases in unit volumes due to reduced demand in the toy, adapters and consumer products markets as a result of the worldwide economic downturn. Gross margin dollars declined due to lower revenue and unit volumes, changes in product mix as well as higher manufacturing unit costs as the result of lower factory utilization.

SDT had operating income of $0.9 million and operating loss of $0.1 million in the second quarter and first six months of 2009 compared to operating income of $3.1 million and $5.8 million for the comparable periods in 2008, respectively. The decrease in operating income was due to lower gross margin as discussed above. R&D and G&A expenses decreased due to continued cost discipline and reduced variable compensation.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and revolving credit facility.

Our senior credit facility consists of a $498.5 million term loan facility and a $100.0 million revolving line of credit. The senior credit facility imposes various restrictions upon us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. It also includes restrictive covenants that limit our ability to consolidate, merge or enter into acquisitions, create liens, pay dividends or make similar restricted payments, sell assets, invest in capital expenditures and incur indebtedness. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the senior credit facility also require our financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 2.5 to 1.0, a maximum net leverage ratio of 4.0 to 1.0 and to maintain four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures of at least $30.0 million. It defines the interest coverage ratio as the ratio of annualized interest expense to the cumulative four quarter trailing EBITDA and defines the maximum net leverage ratio as the ratio of debt, less up to $100 million (to the extent our unrestricted cash on hand exceeds $200 million), to the cumulative four quarter trailing EBITDA. EBITDA, as defined by the senior credit facility excludes restructuring, non-cash equity compensation and other adjustments as defined by the credit agreement. At June 28, 2009, we were in compliance with these covenants. Based on our current models through 2009, we expect to remain in compliance with our senior credit facility covenants. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our senior credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first six months of 2009, we incurred capital expenditures of $21.4 million.

Under our senior credit facility, we have revolving borrowing capacity of $100.0 million for working capital and general corporate purposes, including acquisitions. At June 28, 2009, $19.4 million was drawn against the revolver and, after adjusting for outstanding letters of credit, we had $78.7 million available under the revolving credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $6.2 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. During the second quarter of 2009, we amended (the “Amendment”) our senior credit facility to enable us to voluntarily prepay and retire a portion of our term loan facility to take advantage of potentially favorable conditions in the credit markets that may occur from time to time. The Amendment permits us to prepay up to $100 million (net of interest and fees) of term loans for a 12 month period following the effective date of the Amendment subject to certain minimum liquidity and customary financial conditions. During the second quarter of 2009, pursuant to the terms of the Amendment, we completed a tender offer to buyback a portion of our term loan below par. As a result of this debt buyback we reduced our debt by $14.7 million, paying $13.8 million in cash and recognizing $0.8 million gain, net of fees on the transaction. As of June 28, 2009, Standard and Poor’s rates our corporate unsecured debt at BB-. The sale of additional equity securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first six months of 2009, our cash provided by operating activities was $72.8 million compared to $121.8 million in the same period of 2008. The following table presents a summary of net cash provided by operating activities during the first six months of 2009 and 2008.

	Six Months Ended
	June 28, 2009	June 29, 2008
	(In millions)
Net income (loss)	$(76.0)	$24.0
Depreciation and amortization	79.6	66.1
Non-cash stock-based compensation	6.5	12.8
Deferred income taxes, net	(7.7)	0.7
Other, net	2.6	9.5
Change in other working capital accounts	67.8	8.7

Net cash provided by operating activities	$72.8	$121.8

Cash provided by operating activities decreased $49.0 million during the first six months of 2009 as compared to the same period of 2008. The decrease was mainly due to decreased net income in 2009, offset partially by favorable changes in our working capital accounts.

Cash used in investing activities during the first six months of 2009 totaled $23.6 million compared to $88.0 million for the same period of 2008. The decrease in the use of cash is primarily the result of lower capital expenditures in the first six months of 2009. Our capital expenditures during the first six months of 2009 were $21.4 million compared to $88.6 million in the same period in 2008.

Cash used in financing activities totaled $17.1 million in the first six months of 2009 compared to $52.0 million in the same period of 2008. The decrease in the use of cash was primarily due to the use of $50 million of cash in the redemption of our 5% convertible senior subordinated notes in the first six months of 2008. In 2009, only $16.4 million of debt was paid down.

As of June 28, 2009, we had $8.6 million of unrecognized tax benefits, compared to approximately $9.7 million at December 28, 2008. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

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

Recently Issued Financial Accounting Standards

On January 1, 2008, we partially adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements. In accordance with FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement 157, we deferred the adoption of SFAS 157 for nonfinancial assets and liabilities including intangible assets, reporting units measured at fair value in the first step of a goodwill impairment test, and asset retirement obligations. We fully adopted SFAS 157 on the first day of fiscal year 2009. The adoption of this standard did not have an impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued three related Staff Positions; FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly, FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments and FSP SFAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments. These staff positions clarify the guidance in SFAS 157 for fair value measurements in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities and require the disclosure of the fair values of financial instruments in interim periods. These staff positions were adopted for the second quarter ending June 28, 2009. The adoption of these standards did not have an impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS 165, Subsequent Events. The objective of this standard is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. This statement is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have an impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement 140. The SFAS amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the concept of a qualified special-purpose entity and related guidance, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of SFAS 166 is not expected to have a material effect on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation 46(R). The SFAS amends FIN46(R), Consolidation of Variable Interest Entities, to require former qualified special-purpose entities to be evaluated for consolidation and also changes the approach to determining a variable interest entity’s (VIE) primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs. This statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of SFAS 167 is not expected to have a material effect on our consolidated financial position and results of operations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO) have evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of June 28, 2009, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first six months of 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

We also petitioned the U.S. Patent and Trademark Office for reexamination of all unexpired patents claims asserted in the case (those being all asserted claims from three of the four patents asserted in the case; the fourth patent has expired), and as a consequence the patent office initiated reexamination proceedings on all of those claims. In the first half of 2008, in the patent office’s first formal correspondence regarding the validity of the patents, all of those asserted claims were rejected by the patent office. In December 2008, the patent office issued final rejections of 12 of 14 patent claims from two of the three unexpired Power Integrations patents. In May 2009, the patent office accepted Power Integrations’ attempt to amend the rejected claims of both patents and reopened the reexaminations to consider the amendments. In July 2009, the patent office issued final rejections of the amended claims of both patents. As to the third unexpired patent involved in the lawsuit, in May 2009, the patent office issued a final office action rejecting all claims asserted by Power Integrations.

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

On December 12, 2008 the judge overseeing the case reduced the jury’s October 10, 2006 damages award from approximately $34 million to approximately $6 million, and ordered a new trial on whether we willfully infringed Power Integrations’ asserted patents. The court also issued a permanent injunction on a limited number of our products enjoining us from making, selling or offering to sell the products in the U.S., or from importing the products into the U.S. The injunction took effect on May 13, 2009. We voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006.

On June 22, 2009, the new trial on willfulness was held. If the court in the new willfulness trial finds that our infringement was willful, the judge will have discretion to increase the final approximately $6 million damages award by up to three times the amount of the award. The judge in the case has also awarded Power Integrations pre-judgment interest. It is also possible that we could be required to pay Power Integrations’ attorney’s fees. The final damages award and injunction are subject to appeal and we expect to contest several aspects of the litigation and to appeal on several grounds at the appropriate time. If we choose to appeal, we would likely be required to post a bond or provide other security for some or the entire amount of the final damages award during the appeal process.

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

We have analyzed the potential litigation outcomes from our current litigation in accordance with SFAS 5, Accounting for Contingencies. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of June 28, 2009, our balance for potential litigation outcomes was $6.7 million.

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

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations because of industry practice or custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate, the current global economic uncertainty has resulted in lower than expected demand, which has impacted our customers’ target inventory levels as they manage their business through this period. Customer demand may also decrease further depending on global macro economic conditions in 2009. We continue to carefully manage our inventory and anticipate that demand may improve in the second half of 2009 as our customers place orders to replenish their inventories, however our current business forecasting is hampered by poor forward visibility.

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

Our revenue and gross margin guidance are based on certain levels of consumer and corporate spending. If our projections of these expenditures fail to materialize, due to reduced consumer or corporate spending from increased energy prices or other economic factors, our revenues and gross margins could be adversely affected. For example, beginning in the third quarter of 2008 and continuing into the fourth quarter, we observed progressively weakening order rates which we attribute to the current uncertainty and deterioration in global economic conditions. While order rates improved in the first half of 2009, as compared to the fourth quarter of 2008, our current business forecasting is hampered by poor forward visibility, as our OEM and distributor end customers are cautious in their booking activity. While we cannot predict how long this down cycle will last, we are proactively taking actions to manage our business through it.

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

Distributors accounted for 64% of our net sales for the quarter ended June 28, 2009. Our top five distributors worldwide accounted for 16% of our net sales for the quarter ended June 28, 2009. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 78% of our revenues in second quarter of 2009 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 15% of our revenue for the quarter ended June 28, 2009.

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

We are a leveraged company with a ratio of debt to equity at June 28, 2009 of approximately 0.5 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At June 28, 2009, we had total debt of $517.9 million and the ratio of this debt to equity was approximately 0.5 to 1. As of June 28, 2009, our senior credit facility includes $498.5 million in term loans and the $100 million revolving line of credit, of which $78.7 million remained undrawn. In addition, there is a $150 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have significant consequences. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. As of June 2008, the senior credit facility permits borrowings of up to $100 million in revolving loans under the line of credit and up to $150 million under the uncommitted incremental term loan feature, in addition to the outstanding $498.5 million term loans that are currently outstanding under that facility. As of June 28, 2009, adjusted for outstanding letters of credit, we had up to $78.7 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of June 28, 2009, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We have investments in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

As of June 28, 2009, we owned auction rate securities with a par value of $51.3 million and market value of $36.9 million. We continue to accrue and receive interest on these securities based on a contractual rate. However, the auction rate security market is no longer active and as a result these securities are no longer liquid. We do not believe the auction failures will materially impact our ability to fund out working capital needs, capital expenditures or other business requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The company did not make any purchases of its own common stock during the second quarter of 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held on May 6, 2009.

(b)	The following directors were elected at the meeting by the following votes:

	VOTES FOR	VOTES WITHHELD
Mark S. Thompson	111,843,288	7,229,346
Charles P. Carinalli	115,197,430	3,875,204
Randy W. Carson	116,098,518	2,974,116
Anthony Lear	116,096,952	2,975,682
Thomas L. Magnanti	115,719,733	3,352,901
Kevin J. McGarity	115,177,943	3,894,691
Bryan R. Roub	115,927,481	3,145,153
Ronald W. Shelly	112,725,183	6,347,451

(c)	In addition to the election of directors described above, the following matters were voted on at the meeting:

A proposal to approve a stock option exchange program for employees other than directors and executive officers, as described in our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2009, was approved by the following votes:

FOR:	AGAINST:	ABSTAIN:	BROKER NON-VOTES:
76,497,805	30,020,550	27,398	12,526,881

A proposal to approve an amendment to the Fairchild Semiconductor 2007 Stock Plan, as described in the above-referenced proxy statement, was approved by the following votes:

FOR:	AGAINST:	ABSTAIN:	BROKER NON-VOTES:
78,733,147	27,780,128	32,478	12,526,881

A proposal to amend and restate the Employee Stock Purchase Plan, as described in the above-referenced proxy statement, was approved by the following votes:

FOR:	AGAINST:	ABSTAIN:	BROKER NON-VOTES:
86,574,566	19,942,717	28,470	12,526,881

A proposal to ratify the appointment of KPMG LLP as the company’s independent registered public accounting firm for 2009, as described in the above-referenced proxy statement, was approved by the following votes:

FOR:	AGAINST:	ABSTAIN:
114,380,545	4,527,310	164,779

Item 6.	Exhibits

Exhibit No.	Description
10.01	Fairchild Semiconductor 2007 Stock Plan, as amended on May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 7, 2009).

10.02	Employee Stock Purchase Plan, as amended and restated on May 6, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 7, 2009).

10.03	Fairchild Incentive Plan as amended and restated effective April 1, 2009.

10.04	Fairchild Semiconductor Restated Severance Benefit Plan.

10.05	Fairchild Enhanced Incentive Plan, as amended and restated effective April 1, 2009.

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

Items 3 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: August 7, 2009	/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)