Form 10-Q
period 2009-09-27
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2009-11-06
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 27, 2009:

Title of Each Class	Number of Shares
Common Stock	123,932,722

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	September 27, 2009	December 28, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$416.4	$351.5
Short-term marketable securities	0.7	0.8
Accounts receivable, net of allowances of $35.3 and $36.1 at September 27, 2009 and December 28, 2008, respectively	131.5	155.6
Inventories	182.6	231.0
Deferred income taxes, net of allowances	18.6	11.7
Other current assets	24.5	28.3

Total current assets	774.3	778.9
Property, plant and equipment, net	662.7	731.6
Deferred income taxes, net of allowances	9.3	7.3
Intangible assets, net	86.7	102.1
Goodwill	161.3	161.7
Long-term securities	35.4	34.6
Other assets	31.6	33.6

Total assets	$1,761.3	$1,849.8

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.3	$5.3
Accounts payable	106.8	94.4
Accrued expenses and other current liabilities	67.1	94.4

Total current liabilities	179.2	194.1
Long-term debt, less current portion	511.3	529.9
Deferred income taxes	30.3	33.0
Other liabilities	33.1	32.9

Total liabilities	753.9	789.9
Commitments and contingencies (Note 10)
Temporary equity - deferred stock units	2.2	2.8
Stockholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	1,402.4	1,389.0
Accumulated deficit	(353.8)	(284.0)
Accumulated other comprehensive loss	(6.0)	(10.5)
Less treasury stock (at cost)	(38.7)	(38.7)

Total stockholders’ equity	1,005.2	1,057.1

Total liabilities, temporary equity and stockholders’ equity	$1,761.3	$1,849.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Total revenue	$331.8	$428.3	$833.0	$1,253.3
Cost of sales	245.5	300.1	648.1	883.0

Gross margin	86.3	128.2	184.9	370.3

Gross margin %	26.0%	29.9%	22.2%	29.5%

Operating expenses:
Research and development	24.9	29.1	74.3	89.2
Selling, general and administrative	43.4	54.7	131.8	173.4
Amortization of acquisition-related intangibles	5.6	5.5	16.7	16.6
Restructuring and impairments	4.1	1.8	22.1	13.3

Total operating expenses	78.0	91.1	244.9	292.5

Operating income (loss)	8.3	37.1	(60.0)	77.8

Other expense, net	4.4	5.4	15.4	16.9

Income (loss) before income taxes	3.9	31.7	(75.4)	60.9

Provision (benefit) for income taxes	1.2	5.0	(2.1)	10.2

Net income (loss)	$2.7	$26.7	$(73.3)	$50.7

Net income (loss) per common share:
Basic	$0.02	$0.21	$(0.59)	$0.41

Diluted	$0.02	$0.21	$(0.59)	$0.40

Weighted average common shares:
Basic	123.9	124.4	123.8	124.6

Diluted	127.5	125.0	123.8	125.3

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net income (loss)	$2.7	$26.7	$(73.3)	$50.7
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	1.4	(0.1)	(0.2)	(5.6)
Net amount reclassified to earnings for hedging	1.6	0.9	8.3	3.0
Net change associated with fair value of marketable securities and investments	(3.9)	(7.6)	0.3	(13.7)
Net change associated with pension transactions	-	-	(0.4)	(0.1)

Comprehensive income (loss)	$1.8	$19.9	$(65.3)	$34.3

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net income (loss)	$(73.3)	$50.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120.7	100.8
Non-cash stock-based compensation expense	11.7	16.8
Non-cash restructuring and impairment expense	0.8	8.0
Non-cash interest income	(0.4)	-
Non-cash financing expense	1.1	1.3
Non-cash write-off of deferred financing fees	-	0.4
Loss on disposal of property, plant, and equipment	0.2	0.3
Deferred income taxes, net	(11.6)	2.6
Gain on debt buyback	(0.8)	-
Gain on sale of equity investment	(0.2)	-
Write-off of equity investment	2.3	-
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	24.1	(21.1)
Inventories	49.5	10.3
Other current assets	6.3	11.9
Current liabilities	(9.4)	(6.9)
Other assets and liabilities, net	(2.1)	(4.4)

Net cash provided by operating activities	118.9	170.7

Cash flows from investing activities:
Purchase of marketable securities	(0.4)	(3.8)
Sale of marketable securities	0.3	5.0
Maturity of marketable securities	0.2	0.2
Capital expenditures	(33.0)	(133.1)
Proceeds from sale of property, plant and equipment	-	0.4
Purchase of molds and tooling	(1.2)	(3.4)
Acquisitions	(1.5)	-

Net cash used in investing activities	(35.6)	(134.7)

Cash flows from financing activities:
Repayment of long-term debt	(17.7)	(203.1)
Issuance of long-term debt	-	150.0
Proceeds from issuance of common stock and from exercise of stock options, net	-	7.2
Purchase of treasury stock	-	(15.9)
Debt issuance costs	(0.7)	(3.4)

Net cash used in financing activities	(18.4)	(65.2)

Net change in cash and cash equivalents	64.9	(29.2)
Cash and cash equivalents at beginning of period	351.5	409.0

Cash and cash equivalents at end of period	$416.4	$379.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 28, 2008. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. During the second quarter of 2009, the company recorded approximately $1.8 million of adjustments to previously recorded estimates which increased the benefit for income taxes. During the third quarter of 2009, the company recorded a reduction of approximately $1.4 million to income taxes to reflect the impact of a future rate change enacted during the second quarter of 2009 on one jurisdictions deferred tax assets and liabilities. The effect of these adjustments are deemed immaterial. The third quarter adjustments have no impact on the full year results. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 28, 2008. Certain amounts for prior periods have been reclassified to conform to the current presentation. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

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

Note 2 – Financial Statement Details

	September 27, 2009	December 28, 2008
	(In millions)

Inventories, net
Raw materials	$25.1	$43.0
Work in process	99.0	108.4
Finished goods	58.5	79.6

	$182.6	$231.0

	September 27, 2009	December 28, 2008
	(In millions)

Property, plant and equipment
Land and improvements	$24.1	$24.1
Buildings and improvements	330.6	325.7
Machinery and equipment	1,613.6	1,591.6
Construction in progress	50.8	67.6

Total property, plant and equipment	2,019.1	2,009.0
Less accumulated depreciation	1,356.4	1,277.4

	$662.7	$731.6

	September 27, 2009	December 28, 2008
	(In millions)

Accrued expenses and other current liabilities
Payroll and employee related accruals	$33.5	$35.9
Accrued interest	2.6	7.9
Taxes payable	4.1	8.5
Restructuring and impairments	7.9	13.2
Other	19.0	28.9

	$67.1	$94.4

Note 3 – Computation of Net Income (loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to potentially dilutive securities. Potentially dilutive common equivalent securities consist of stock options, performance units (PUs), deferred stock units (DSUs) and restricted stock units (RSUs). In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Certain potential shares of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In millions, except per share data)
Basic:
Net income (loss)	$2.7	$26.7	$(73.3)	$50.7

Weighted average shares outstanding	123.9	124.4	123.8	124.6

Net income (loss) per share	$0.02	$0.21	$(0.59)	$0.41

Diluted:
Net income (loss)	$2.7	$26.7	$(73.3)	$50.7

Basic weighted average shares outstanding	123.9	124.4	123.8	124.6
Assumed exercise of common stock equivalents	3.6	0.6	-	0.7

Diluted weighted average common and common equivalent shares	127.5	125.0	123.8	125.3

Net income (loss) per share	$0.02	$0.21	$(0.59)	$0.40

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	12.9	19.1	19.3	18.9

In addition, the computation of diluted earnings per share for the nine months ended September 28, 2008 did not include the assumed conversion of the 5% Convertible Senior Subordinated Notes (Notes) because the effect would have been anti-dilutive. The annual interest expense on the Notes was $11.0 million and the potential amount of common shares to be converted was 6.7 million. The Notes did not impact the three and nine months ended September 27, 2009 as they were redeemed in the second quarter of 2008.

Note 4 – Supplemental Cash Flow Information

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In millions)
Cash paid for:
Income taxes	$13.0	$16.1

Interest	$16.9	$24.2

Note 5 – Financial Instruments

Fair Value of Financial Instruments. In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), the company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, it is the company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the company uses quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including interest rate yield curves, option volatilities and currency rates. In certain cases where market rate assumptions are not available, the company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows could significantly affect the results of current or future values. The results may not be realized in an actual sale or immediate settlement of an asset or liability. See below for further discussion of the fair value of the company’s derivatives and Note 6 for further discussion of the fair value of the company’s securities.

Derivatives. The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with the requirements of the Derivatives and Hedging Topic of the FASB ASC, the fair value of these hedges is recorded on the balance sheet. All of the company’s derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the company measures fair value using prices obtained from the counterparties with whom the company has traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, the company classifies these derivatives as Level 2.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 27, 2009.

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Foreign Currency Derivatives
Assets	$2.5	$-	$2.5	$-
Liabilities	(0.9)	-	(0.9)	-
Interest Rate Swap	(3.5)	-	(3.5)	-

	$(1.9)	$-	$(1.9)	$-

Foreign Currency Derivatives. The company uses currency forward and combination option contracts to hedge a portion of its forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine peso, Malaysian ringgit, Korean won and Chinese yuan. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 15 months or less.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the three and nine months ended September 27, 2009 and September 28, 2008. No cash flow hedges were derecognized or discontinued during the three and nine months ended September 27, 2009 and September 28, 2008.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $1.4 million of net unrealized derivative gains included in AOCI will be reclassified into earnings within the next twelve months.

The company also uses currency forward and combination option contracts to offset the foreign currency impact of balance sheet translation. These derivatives have one month terms and the initial fair value, if any, and the subsequent gains or losses on the change in fair value are reported in earnings within the same income statement line as the impact of the foreign currency translation.

Interest Rate Derivatives. The company’s variable-rate debt exposes the company to variability in interest payments due to changes in interest rates. The company uses a forward interest rate swap to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt.

Effectiveness of this hedge is calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and ineffectiveness was immaterial as of September 27, 2009.

Derivative gains and losses included in AOCI are reclassified into earnings at the time the forecasted transaction is recognized. There are currently $3.5 million of unrealized losses included in AOCI. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

The table below shows the notional principal and the location and amounts of the derivative fair values in the statement of operations and the consolidated balance sheet as of and for the periods ended September 27, 2009 and December 28, 2008. Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 27, 2009 and December 28, 2008. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI and Recognized In Income
	As of and for the Nine Months Ended September 27, 2009					Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$150.0	$(3.5)	$(3.5)	Interest expense	$(1.6)	$(4.4)

Derivatives in Cash Flow Hedges Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$-	$-	$-	Revenue	$-	$-
Derivatives for forecasted revenues	Current liabilities	22.9	(0.8)	(0.8)	Revenue	-	-
Derivatives for forecasted expenses	Current assets	70.6	2.5	2.5	Expenses	-	-
Derivatives for forecasted expenses	Current liabilities	12.6	(0.1)	(0.1)	Expenses	-	-

Total of all net derivatives, net		$106.1	$1.6	$1.6		$-	$-

Positions no longer open at quarter end				$-	Revenue	$(0.2)	$1.3
Positions no longer open at quarter end				-	Expenses	0.2	(5.2)

Total of positions no longer open at quarter end				$-		$-	$(3.9)

	Gain (Loss) Recognized in OCI for Derivative Instruments (1)
	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009

Interest rate contract	$1.3	$2.5

Foreign exchange contracts	1.7	5.6

	$3.0	$8.1

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

	As of and for the Year Ended December 28, 2008
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$150.0	$(6.0)	$(6.0)	Interest expense	$(2.2)	$(2.2)

Derivatives in Cash Flow Hedges Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current liabilities	$40.0	$0.5	$0.5	Revenue	$(0.1)	$-
Derivatives for forecasted expenses	Current liabilities	92.0	(4.6)	(4.6)	Expenses	(0.1)	-

Total of derivatives in a net liability position		$132.0	$(4.1)	$(4.1)		$(0.2)	$-

Positions no longer open at quarter end				$-	Revenue	$(2.1)	$(2.1)
Positions no longer open at quarter end				-	Expenses	(8.6)	(8.6)

Total of positions no longer open at quarter end				$-		$(10.7)	$(10.7)

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of and for the Nine Months Ended September 27, 2009
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Derivatives related to existing assets	Current liabilities	$6.4	$-	Revenue	$-
Derivatives related to existing liabilities	Current liabilities	7.6	-	Expenses	-

Total of derivatives in a net liability position		$14.0	$-		$-

Positions no longer open at quarter end				Revenue	$0.6
Positions no longer open at quarter end				Expenses	(0.9)

Total of positions no longer open at quarter end					$(0.3)

	As of and for the Year Ended December 28, 2008
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Derivatives related to existing assets	Current liabilities	$10.9	$0.3	Revenue	$0.3
Derivatives related to existing liabilities	Current liabilities	14.4	(0.2)	Expenses	(0.2)

Total of derivatives in a net liability position		$25.3	$0.1		$0.1

Positions no longer open at year end				Revenue	$(1.5)
Positions no longer open at year end				Expenses	(5.5)

Total of positions no longer open at year end					$(7.0)

Note 6 – Securities

The company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, and U.S. government securities. While the company still holds auction rate securities, the company no longer actively invests in them.

All of the company’s securities are classified as available-for-sale. In accordance with the Investments – Debt and Equity Securities Topic of the FASB ASC, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of OCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in OCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no realized gains or losses on sales of securities in 2009 or 2008. Proceeds from sales of available-for-sale securities totaled $0.3 million and $5.0 million for the nine months ended September 27, 2009 and September 28, 2008, respectively.

Securities are summarized as of September 27, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$-	$-	$0.1
Corporate debt securities	0.6	-	-	0.6

Total marketable securities	$0.7	$-	$-	$0.7

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.8	$0.1	$-	$1.9
Corporate debt securities	0.3	-	-	0.3
Auction rate securities	36.2	-	(3.0)	33.2

Total securities	$38.3	$0.1	$(3.0)	$35.4

Securities are summarized as of December 28, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$-	$-	$0.2
Corporate debt securities	0.6	-	-	0.6

Total marketable securities	$0.8	$-	$-	$0.8

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.7	$0.3	$-	$2.0
Corporate debt securities	0.3	-	-	0.3
Auction rate securities	32.3	-	-	32.3

Total securities	$34.3	$0.3	$-	$34.6

In aggregate, the auction rate securities were in a net unrealized loss position as of September 27, 2009. These securities have been in an unrealized loss position for less than 3 months. The unrealized loss is attributable to a decrease in market value primarily driven by a change in credit rating of one issue within the auction rate security portfolio. However, the company does not intend to sell or believe it is more likely than not that the company would be required to sell the securities before a recovery of the amortized cost basis of the investment. In addition, as a result of the continued performance of the issue and its’ insurance guarantee, the company considers this decrease in fair value to be temporary in nature.

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of September 27, 2009.

	Amortized Cost	Market Value
	(In millions)

Due in one year or less	$0.7	$0.7
Due after one year through three years	0.3	0.4
Due after three years through ten years	1.1	1.2
Due after ten years	36.9	33.8

	$39.0	$36.1

As of September 27, 2009, auction rate securities with a market value of $33.2 million are included in the table above in contractual maturities due after ten years. The company’s auction rate securities are composed of approximately $21.7 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $11.5 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to accrue and receive interest on these securities based on a contractual rate.

Under the Fair Value Measurements and Disclosures Topic of the FASB ASC, the company groups securities measured at fair value on a recurring basis in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. (See Note 5 for further discussion of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic.)

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

However, the company does not intend to sell or believe it is more likely than not that the company would be required to sell the securities before a recovery of the amortized cost basis of the investment. As a result, in the second quarter of 2009, based on the requirements of the Investments – Debt and Equity Securities Topic of the FASB ASC, the company analyzed the $19.0 million other-than-temporary loss that was recognized in the income statement in the fourth quarter of 2008 to determine the noncredit component. The noncredit component of the loss is primarily driven by changes in interest rates. The noncredit component was calculated by bifurcating the discount rate used in calculating the fair value estimates for the auction rate securities in the fourth quarter of 2008 into its credit risk and noncredit components. The fair value of each auction rate security was then revalued using the noncredit component of the discount rate. The calculated fair value was compared to the par value of each issue to determine the unrealized loss related to the noncredit component. The remaining unrealized loss was determined to be the credit loss component. It was determined that $15.5 million of the loss was attributable to credit loss. As a result, in the second quarter of 2009, a cumulative adjustment of the remaining $3.5 million, which was attributable to changes in interest rates, was reclassified from retained earnings to AOCI. There is no portion of other-than-temporary impairment related to credit loss currently included in AOCI.

The following table presents a rollforward of the amount related to credit losses recognized in earnings during the nine months ended September 27, 2009.

Credit Losses Recognized in Earnings
(In millions)

Balance at beginning of period	$15.5
Accretion of impairments included in net loss	(0.4)

Balance at end of period	$15.1

The following table presents the balances of securities measured at fair value on a recurring basis as of September 27, 2009.

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Marketable securities	$2.9	$-	$2.9	$-
Auction rate securities	33.2	-	-	33.2

	$36.1	$-	$2.9	$33.2

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the nine months ended September 27, 2009.

Auction Rate Securities
(In millions)

Balance at beginning of period	$32.3
Total realized and unrealized gains or (losses) included in OCI	(3.0)
Cumulative adjustment to reclassify the non credit component of a previously recognized other-than-temporary impairment	3.5
Accretion of impairments included in net loss	0.4
Purchases, issuances and settlements	-

Balance at end of period	$33.2

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

In addition, as a result of a company-wide simplification effort, the allocation of selling, general and administrative (SG&A) expenses to the reporting segments was changed beginning in the first quarter of 2009. Starting in fiscal year 2009, the company only includes dedicated, direct SG&A spending by the segments in the calculation of their operating income. All other corporate level SG&A spending is now included in the corporate category. Prior periods have been restated to reflect this change.

The following table presents selected operating segment financial information for the three and nine months ended September 27, 2009 and September 28, 2008. Historical amounts in the table below have been reclassified to align with these new operating segments.

	Three Months Ended		Nine months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In millions)

Revenue and operating income (loss):

MCCC

Total revenue	$144.8	$206.1	$373.4	$596.5

Operating income	23.9	48.1	41.5	137.2

PCIA

Total revenue	151.0	177.6	370.9	524.6

Operating income	26.7	33.6	37.8	91.5

SDT

Total revenue	36.0	44.6	88.7	132.2

Operating income	4.2	3.3	4.1	9.1

Corporate

Restructuring and impairments expense	(4.1)	(1.8)	(22.1)	(13.3)

Stock-based compensation expense	(5.2)	(4.0)	(11.7)	(16.8)

Selling, general and administrative expense	(37.2)	(42.1)	(109.6)	(129.9)

Total consolidated

Total revenue	$331.8	$428.3	$833.0	$1,253.3

Operating income (loss)	$8.3	$37.1	$(60.0)	$77.8

Note 8 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of September 27, 2009		As of December 28, 2008
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(In millions)
Identifiable intangible assets:
Developed technology	2 - 15 years	$238.9	$(175.6)	$237.6	$(161.7)
Customer base	8 - 10 years	81.6	(62.7)	81.6	(60.7)
Core technology	10 years	3.9	(1.0)	3.9	(0.7)
Assembled workforce	5 years	1.0	(0.7)	1.0	(0.5)
Process technology	5 years	1.6	(0.8)	1.6	(0.6)
Patents	4 years	5.9	(5.4)	5.9	(5.3)

Subtotal		332.9	(246.2)	331.6	(229.5)
Goodwill (1)		161.3	-	161.7	-

Total		$494.2	$(246.2)	$493.3	$(229.5)

(1)	The entire balance of goodwill is assigned to the MCCC product group. The realignment of the company’s segment reporting did not impact the carrying amount of goodwill by segment. During the third quarter of 2009, a tax adjustment of $0.4 million was recorded related to purchase accounting entries for the acquisition of System General Corporation.

The following table presents the estimated amortization expense for intangible assets for the remainder of 2009 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2009	$5.6
2010	22.3
2011	18.0
2012	15.8
2013	13.3
2014	5.4

Note 9 – Restructuring and Impairments

During the three and nine months ended September 27, 2009, the company recorded restructuring and impairment charges, net of releases, of $4.1 million and $22.1 million, respectively. In the third quarter of 2009, the charges include $2.4 million of employee separation costs and $1.7 million of fab closure costs associated with the 2009 Infrastructure Realignment Program. The 2009 Infrastructure Realignment Program includes costs associated with the closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy. The third quarter restructuring charges also include $0.1 million in employee separation costs associated with the 2008 Infrastructure Realignment Program and $0.1 million in releases associated with the 2007 Infrastructure Realignment Program. The charges in the first six months of 2009 included $6.8 million of employee separation costs, $0.7 million in lease impairment costs and $0.6 million in releases associated with the 2008 Infrastructure Realignment Program as well as $0.8 million in asset impairment costs, $9.1 million in employee separation costs and $1.2 million in fab closure costs associated with the 2009 Infrastructure Realignment Program.

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

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the quarterly periods ended September 27, 2009 (in millions).

	Accrual Balance at 12/28/2008	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/29/2009

2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.4	$-	$(0.1)	$-	$-	$0.3

2008 Infrastructure Realignment Program:
Employee Separation Costs	11.3	5.8	(14.0)	(0.2)	-	2.9
Lease Impairment Costs	1.5	0.3	(0.2)	-	-	1.6

2009 Infrastructure Realignment Program:
Asset Impairment	-	0.8	-	-	(0.8)	-

	$13.2	$6.9	$(14.3)	$(0.2)	$(0.8)	$4.8

	Accrual Balance at 3/29/2009	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 6/28/2009

2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.3	$-	$(0.1)	$-	$-	$0.2

2008 Infrastructure Realignment Program:
Employee Separation Costs	2.9	1.0	(2.0)	(0.4)	-	1.5
Lease Impairment Costs	1.6	0.4	(0.1)	-	-	1.9

2009 Infrastructure Realignment Program:
Employee Separation Costs	-	9.1	(5.9)	-	-	3.2
Fab Closure Costs	-	1.2	(1.2)	-	-	-

	$4.8	$11.7	$(9.3)	$(0.4)	$-	$6.8

	Accrual Balance at 6/28/2009	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 9/27/2009

2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.2	$-	$-	$(0.1)	$-	$0.1

2008 Infrastructure Realignment Program:
Employee Separation Costs	1.5	0.1	(0.5)	-	-	1.1
Lease Impairment Costs	1.9	-	(0.1)	-	-	1.8

2009 Infrastructure Realignment Program:
Employee Separation Costs	3.2	2.4	(0.7)	-	-	4.9
Fab Closure Costs	-	1.7	(1.7)	-	-	-

	$6.8	$4.2	$(3.0)	$(0.1)	$-	$7.9

The company has substantially completed payment of the remaining employee severance accruals related to the 2008 Infrastructure Realignment Program, except for a few specific employees located in Europe and Japan. Payouts associated with the 2008 lease impairment will be made on a regular basis and will be complete by the fourth quarter of 2011. The company previously announced that the consolidation of the South Korea fabrication processes and the closure of the Mountaintop facility would be completed by June 2010. However, as a result of increased demand for the products manufactured at these facilities, the company now expects to complete these actions during the fourth quarter of 2010. The company does not anticipate that this extension will have any significant impact on the cash and non-cash charges the company originally planned or upon the annualized rate of cost savings that the company expects to achieve once these closures are complete.

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

The company also petitioned the U.S. Patent and Trademark Office for reexamination of all unexpired patent claims asserted in the case (those being all asserted claims from three of the four patents asserted in the case; the fourth patent has expired), and as a consequence the patent office initiated reexamination proceedings on each of those claims. In the first half of 2008, in its first formal correspondence regarding the validity of the patents, the patent office rejected all of the asserted claims. In December 2008, the patent office issued final rejections for 12 of 14 patent claims from two of the three unexpired Power Integrations patents. In May 2009, the patent office permitted Power Integrations to amend the rejected claims of both patents and reopened its reexaminations to consider the amendments. In July 2009, the patent office issued final rejections of the amended claims of both patents. As to the third unexpired patent involved in the lawsuit, in May 2009, the patent office issued a final office action rejecting all claims asserted by Power Integrations.

The trial in the case was divided into three phases. The first phase, held in October 2006, was on infringement, the willfulness of any infringement, and damages. On October 10, 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products infringe one or more of seven claims asserted in the four patents. The jury also found that the company willfully infringed the patents, and assessed damages against the company in the amount of approximately $34 million. The second phase of the trial, held in September 2007 before a different jury, focused on the validity of the Power Integrations patents. On September 21, 2007 a jury returned a verdict in the second phase, finding that the four Power Integrations patents asserted against the company are valid. The third phase of the trial began on September 21, 2007, and covered the enforceability of the patents. On September 24, 2008, the court ruled that the patents are enforceable.

On December 12, 2008, the judge overseeing the case reduced the jury’s October 10, 2006 damages award from approximately $34 million to approximately $6.1 million, and ordered a new trial on the issue of whether the company willfully infringed Power Integrations’ asserted patents. The court also issued a permanent injunction on a limited number of Fairchild’s products enjoining the company from making, selling or offering to sell the products in the U.S., or from importing the products into the U.S. The injunction took effect on May 13, 2009. The company voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006.

On June 22, 2009, the new trial on willfulness was held. The court has not yet issued a final ruling in the case. If the court in the new willfulness trial finds that the company’s infringement was willful, the court will have discretion to increase the $6.1 million damage award by up to three times the amount of the award. Additionally, the court has awarded Power Integrations pre-judgment interest and may also require the company to pay Power Integrations’ attorney’s fees. The final damages award and injunction are subject to appeal and, regardless of the outcome of the willfulness trial, the company expects to challenge several aspects of the litigation on appeal. If the company chooses to appeal, the company will likely be required to post a bond or provide other security in an amount equal to the final damage award for the duration of the appeal process.

On May 23, 2008, Power Integrations filed another lawsuit against the company, Fairchild Semiconductor Corporation and the company’s wholly owned subsidiary System General Corporation in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents claimed in this lawsuit, two are patents that were asserted against the company and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. As mentioned above, all claims asserted in the first lawsuit from these two patents have now received final rejections from the patent office. In response to the company’s petition, the patent office also reexamined the third patent asserted in the case, and on September 24, 2009 rejected all asserted claims from that patent. The company believes it has strong defenses against Power Integrations’ claims and intends to vigorously defend this second lawsuit.

On November 4, 2009, Power Integrations, Inc. filed a complaint for patent infringement against the company and two of its subsidiaries in the United States District Court for the Northern District of California alleging that several of the company’s products infringe three of Power Integrations’ patents. The company intends to vigorously defend itself against these claims.

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

Patent Litigation with Infineon. On November 25, 2008, the company was sued by Infineon Technologies AG, Infineon Technologies Austria AG, and Infineon Technologies North America Corporation in the U.S. District Court for the District of Delaware. Infineon alleges that the company infringes five Infineon U.S. patents and seeks a declaratory judgment that Infineon does not infringe six Fairchild patents. On November 28, 2008, the company answered the Infineon complaint with denials of their claims and the company’s own counterclaims of infringement. In the company’s counterclaim the company is asserting that certain Infineon products infringe one or more claims contained in six Fairchild patents. The lawsuit is currently in its discovery phase.

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

The company has analyzed the potential litigation outcomes from the company’s current litigation in accordance with the Contingency Topic of the FASB ASC. While the exact amount of these losses is not known, the company has recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon the company’s assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of September 27, 2009, the company’s balance for potential litigation outcomes was $6.7 million.

Note 11 – Long-Term Debt

Long-term debt consists of the following at:

	September 27, 2009	December 28, 2008
	(In millions)

Revolving Credit Facility borrowings	$19.4	$19.4
Term Loan	497.2	515.8

Total debt	516.6	535.2
Current portion of long-term debt	5.3	5.3

Long-term debt, less current portion	$511.3	$529.9

On May 13, 2009, the company entered into a First Amendment and Waiver (the “Amendment”) to its senior credit agreement dated June 26, 2006 between the company and Deutsche Bank Trust Company Americas (as administrative agent and a lender) and the other lenders named therein. The Amendment enables the company to voluntarily prepay and retire a portion of its term loan facility to take advantage of potentially favorable conditions in the credit markets that may occur from time to time. The Amendment permits the company to prepay up to $100 million (net of interest and fees) of term loans for a 12 month period following the effective date of the Amendment subject to certain minimum liquidity and customary financial conditions. During the second quarter of 2009, the company completed a tender offer, as allowed under the previously executed amendment, to buyback a portion of its term loan below par. As a result of this debt buyback the company reduced debt by $14.7 million, paying $13.8 million in cash and recognizing $0.8 million gain, net of fees, on the transaction

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under the Financial Instrument Topic of the FASB ASC. The fair value of the term loan is determined utilizing current trading prices obtained from indicative market data. The fair value of the revolving loan is assumed to be par as it is variable rate debt.

A summary table of estimated fair values of long-term debt is as follows:

	September 27, 2009		December 28, 2008

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

	(In millions)
Long-Term Debt:
Term Loan	$497.2	$472.3	$515.8	$355.2
Revolving Credit Facility borrowings	$19.4	$19.4	$19.4	$19.4

Note 12 – Acquisitions

On March 3, 2009, the company purchased certain assets for approximately $1.5 million in cash. The acquisition was made to augment the company’s analog signal path design resources and intellectual property portfolio. The transaction was accounted for as an asset purchase with the purchase price allocated mainly to developed technology, which is being amortized over the estimated useful life of 5 years.

Note 13 – Strategic Investments

The company has certain strategic investments that are typically accounted for on a cost basis as they are less than 20% owned, and the company does not exercise significant influence over the operating and financial policies of the investee. Under the cost method, investments are held at historical cost, less impairments. The company periodically assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other-than-temporary in nature. A variety of factors is considered when determining if a decline in fair value below book value is other-than-temporary, including, among others, the financial condition and prospects of the investee.

During the second quarter of 2009, the company sold its interest in one of its strategic investments resulting in a $0.2 million gain. In addition, as a result of overall equity market valuation changes the company performed an impairment analysis on its only remaining strategic investment in the second quarter of 2009. A discounted cash flow model was used to value the investment as well as a comparison to a publicly traded peer company. The company determined that the investment was impaired and wrote off $2.3 million, leaving a value of $0.7 million.

The total cost basis for strategic investments, which are included in other assets on the balance sheet, was $0.7 million and $3.5 million, net of write offs, as of September 27, 2009 and December 28, 2008, respectively.

Note 14 – Stock-Based Compensation

The company maintains several equity incentive plans under which it may grant stock options, stock appreciation rights, restricted stock including restricted stock units (RSUs), performance units, deferred stock units, and other stock-based awards.

On May 6, 2009, the company’s shareholders approved a proposal to allow for a one-time stock option exchange program, designed to provide eligible employees an opportunity to exchange certain outstanding underwater stock options for a lesser amount of new RSUs. Stock options eligible for exchange were those with an exercise price per share greater than $14.37 that were granted on or before June 9, 2008. The company’s executive officers and members of the company’s board of directors were not eligible to participate in the stock option exchange program.

On June 9, 2009, the company commenced the option exchange program, which expired on July 7, 2009. A total of 6.1 million eligible options were tendered by employees, representing 74% of the total stock options eligible for the exchange. On July 7, 2009, the company granted an aggregate of 0.4 million new RSUs in exchange for the eligible stock options surrendered. The fair value of the new RSUs was $7.00, which was the closing price of the company’s common stock on July 7, 2009. The RSUs were granted under the Fairchild Semiconductor 2007 Stock Plan.

With the assistance of a third party actuarial firm, the company determined the incremental value of the RSUs to be $0.5 million. The remaining compensation expense associated with the exchanged options and the new incremental expense will be amortized over the 4 year vesting period of the new RSUs.

Note 15 – Subsequent Events

The company has evaluated subsequent events through November 6, 2009, which represents the date the financial statements were issued. The company identified the following subsequent events for disclosure.

On October 30, 2009, the company paid off the entire $19.4 million revolving credit facility borrowing.

Additionally during the fourth quarter of 2009, the company completed two additional tender offers to buyback portions of the term loan below par. As a result of these additional debt buybacks, the company further reduced debt by $14.4 million, paying $13.4 million in cash and recognizing a $0.8 million gain, net of fees, on the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual subsidiaries where appropriate.

Overview

Entering 2009, the semiconductor industry faced difficult and uncertain times as a result of the global recession. While the recession presented great challenges, it also presented opportunity as we were required to make tough decisions to adjust our costs and manufacturing capabilities to the current market conditions. We have been determined to use this down cycle as a catalyst to accelerate our transition to a leaner, more focused and more profitable company.

Throughout the first nine months of 2009, we have taken aggressive cost reduction actions in order to stay ahead of the economic environment. We significantly reduced our staffing levels with an emphasis on overhead costs, refocused spending on research and development and reduced capital spending. We expect our structural improvements and fixed cost reductions to enable us to leverage future earnings increases as we emerge from the recession. These actions include plans to streamline and consolidate wafer manufacturing by closing our eight-inch wafer manufacturing facility in Pennsylvania and closing our four-inch manufacturing line in South Korea. Most of the products currently manufactured in Pennsylvania will be transferred to other internal sites. Manufacturing performed in the Korean four-inch line will be transferred to five and six-inch wafer fabs in Korea. We expect that these changes will simplify operations, improve productivity and reduce costs. As a result of increased demand, we have extended the closure date of these sites through the end of 2010. However, we expect the favorable financial impact of higher sales will more than offset the delayed costs savings in the second half of 2010.

While the current business environment is improving, we continue to proactively take actions to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. We continue to manage our production output to bring internal and channel inventories within our target range. We reduced internal inventories by $48.4 million and reduced distributor inventory by approximately $86 million in first nine months of 2009.

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

In addition, as a result of a company-wide simplification effort, the allocation of selling, general and administrative (SG&A) expenses to the reporting segments was changed beginning in the first quarter of 2009. Starting in fiscal year 2009, we only include dedicated, direct SG&A spending by the segments in the calculation of their operating income. All other corporate level SG&A spending is now included in the corporate category. Prior periods have been restated to reflect this change.

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

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Nine Months Ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
	(Dollars in millions)

Total revenue	$331.8	100.0%	$428.3	100.0%	$833.0	100.0%	$1,253.3	100.0%
Gross margin	86.3	26.0%	128.2	29.9%	184.9	22.2%	370.3	29.5%

Operating expenses:
Research and development	24.9	7.5%	29.1	6.8%	74.3	8.9%	89.2	7.1%
Selling, general and administrative	43.4	13.1%	54.7	12.8%	131.8	15.8%	173.4	13.8%
Amortization of acquisition-related intangibles	5.6	1.7%	5.5	1.3%	16.7	2.0%	16.6	1.3%
Restructuring and impairments	4.1	1.2%	1.8	0.4%	22.1	2.7%	13.3	1.1%

Total operating expenses	78.0	23.5%	91.1	21.3%	244.9	29.4%	292.5	23.3%

Operating income (loss)	8.3	2.5%	37.1	8.7%	(60.0)	-7.2%	77.8	6.2%

Other expense, net	4.4	1.3%	5.4	1.3%	15.4	1.8%	16.9	1.3%

Income (loss) before income taxes	3.9	1.2%	31.7	7.4%	(75.4)	-9.1%	60.9	4.9%

Provision (benefit) for income taxes	1.2	0.4%	5.0	1.2%	(2.1)	-0.3%	10.2	0.8%

Net income (loss)	$2.7	0.8%	$26.7	6.2%	$(73.3)	-8.8%	$50.7	4.0%

Total Revenue. Total revenue in the third quarter and first nine months of 2009 decreased $96.5 million and $420.3 million or approximately 23% and 34%, respectively, compared to the same periods in 2008. The decline in revenue was predominately driven by a decrease in unit volumes due to reduced market demand as a result of the worldwide economic downturn. For the first nine months of 2009, decreases in average selling price also contributed approximately 6% of the decrease as a result of changes in product mix and price.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three and nine months ended September 27, 2009 and September 28, 2008. The decrease in the percentage of revenue in Taiwan resulted from a reduction in demand for desktop and notebook computers. The percentage of revenue in China increased as a result of new design wins and stronger demand for our smart power module products and high performance MOSFETS. This increase in demand was driven by a government sponsored household appliance subsidy program for the rural Chinese population.

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

U.S.	8%	8%	8%	8%
Other Americas	3	3	4	3
Europe	11	12	12	13
China	36	33	35	30
Taiwan	18	20	16	21
Korea	13	12	14	13
Other Asia/Pacific	11	12	11	12

Total	100%	100%	100%	100%

Gross Margin. In the third quarter and first nine months of 2009 gross margin decreased approximately $41.9 million and $185.4 million or approximately 33% and 50%, respectively, as compared to the same periods in 2008. The decrease in gross margin is due to decreased revenue, lower unit volumes and higher manufacturing unit costs as a result of lower factory utilization due to lower demand as well as efforts to reduce internal and distribution inventory. In addition, gross margin in 2009 was impacted by accelerated depreciation due to the closure of the Mountaintop facility.

Operating Expenses. Research and development (R&D) and SG&A expenses decreased due to cost reduction efforts implemented in 2008 and the first half of 2009. Our employee base was reduced, discretionary spending was cut and a number of temporary benefit reductions were implemented. Several of these benefit reductions were reinstated in the third quarter of 2009. In addition, equity and variable compensation expense was reduced in 2009.

Restructuring and Impairments. During the three and nine months ended September 27, 2009, we recorded restructuring and impairment charges, net of releases, of $4.1 million and $22.1 million, respectively. In the third quarter of 2009, the charges include $2.4 million of employee separation costs and $1.7 million of fab closure costs associated with the 2009 Infrastructure Realignment Program as well $0.1 million in employee separation costs associated with the 2008 Infrastructure Realignment Program and $0.1 million in releases associated with the 2007 Infrastructure Realignment Program. The charges in the first six months of 2009 included $6.8 million of employee separation costs, $0.7 million in lease impairment costs and $0.6 million in releases associated with the 2008 Infrastructure Realignment Program as well as $0.8 million in asset impairment costs, $9.1 million in employee separation costs and $1.2 million in fab closure costs associated with the 2009 Infrastructure Realignment Program.

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

The majority of charges in 2008 related to several asset impairments for non-industry standard packaging capacity and simplification of our supply chain planning systems. We also adjusted the workforce mix in our Maine fab as we converted to a more automated and technologically advanced eight-inch wafer production process. In addition, we reduced headcount in certain sales and marketing activities to further streamline selling, general and administration costs.

We have substantially completed payment of the remaining employee severance accruals related to the 2008 Infrastructure Realignment Program, with the exception of several employees in Europe and Japan. This action impacted approximately 1,051 manufacturing and non-manufacturing personnel. We achieved annualized cost savings associated with the employee separation costs of approximately $30.7 million. Payouts associated with the 2008 lease impairment will be made on a regular basis and will be complete by the fourth quarter of 2011.

The 2009 worldwide restructuring action, excluding facility closures, impacted 264 employees. We achieved annual savings associated with these employee separation costs of $13.7 million by the end of the third quarter of 2009. We previously announced that the consolidation of the South Korea fabrication processes and the closure of the Mountaintop facility would be completed by June 2010. However, as a result of increased demand for the products manufactured at these facilities, we now expect to complete these actions during the fourth quarter of 2010. We do not anticipate that this extension will have any significant impact on the cash and non-cash charges we originally planned or upon the annualized rate of cost savings that we expect to achieve once these closures are complete. Once the closures are complete we expect to achieve annualized cost savings ranging from $20 to $25 million.

Other Expense, net.

The following table presents a summary of other expense, net for the three and nine months ended September 27, 2009 and September 28, 2008.

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In millions)
Interest expense	$5.0	$7.6	$16.6	$25.5
Interest income	(0.7)	(2.4)	(2.7)	(9.4)
Other (income) expense, net	0.1	0.2	1.5	0.8

Other expense, net	$4.4	$5.4	$15.4	$16.9

Interest expense. Interest expense in the third quarter and first nine months of 2009 decreased $2.6 million and $8.9 million, respectively, as compared to the same periods in 2008, primarily due to lower interest rates on outstanding debt and lower debt balances.

Interest income. Interest income in the third quarter and first nine months of 2009 decreased $1.7 million and $6.7 million, respectively, as compared to the same periods in 2008 as a result of lower rates of return.

Other (income) expense, net. The first nine months of 2009 includes a $2.3 million impairment of a strategic investment, offset by a $0.2 million gain on the sale of a strategic investment and a $0.8 million net gain on the debt buyback transaction all booked in the second quarter of 2009.

Income Taxes. Income tax provision (benefit) in the third quarter and first nine months of 2009 was $1.2 million and $(2.1) million on income (loss) before taxes of $3.9 million and $(75.4) million, respectively, as compared to income tax provision of $5.0 million and $10.2 million on income before taxes of $31.7 million and $60.9 million, respectively, for the same periods of 2008. The effective tax rate for the third quarter and first nine months of 2009 was 30.8% and (2.8)% compared to 15.8% and 16.7% respectively, for the comparable periods of 2008. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates, foreign currency revaluations of tax liabilities and discrete tax expenses as a result of finalization of certain tax filings. In the first nine months of 2009, the valuation allowance on our deferred tax assets increased by $9.2 million. The overall increase did not impact our results of operations.

In accordance with the Income Taxes Topic in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of September 27, 2009, we have recorded a deferred tax liability of $0.1 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Reportable Segments.

The following tables present comparative disclosures of revenue and gross margin of our reportable segments.

	Three Months Ended
	September 27, 2009				September 28, 2008
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$144.8	43.6%	30.2%	$23.9	$206.1	48.1%	33.9%	$48.1
PCIA	151.0	45.5%	28.1%	26.7	177.6	41.5%	30.3%	33.6
SDT	36.0	10.9%	15.6%	4.2	44.6	10.4%	13.0%	3.3
Corporate (1)	-	-	-	(46.5)	-	-	-	(47.9)

Total	$331.8	100.0%	26.0%	$8.3	$428.3	100.0%	29.9%	$37.1

	Nine Months Ended
	September 27, 2009				September 28, 2008
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$373.4	44.8%	26.8%	$41.5	$596.5	47.6%	34.0%	$137.2
PCIA	370.9	44.5%	23.3%	37.8	524.6	41.9%	29.7%	91.5
SDT	88.7	10.7%	9.2%	4.1	132.2	10.5%	11.7%	9.1
Corporate (1)	-	-	-	(143.4)	-	-	-	(160.0)

Total	$833.0	100.0%	22.2%	$(60.0)	$1,253.3	100.0%	29.5%	$77.8

(1)	The three and nine months ended September 27, 2009 includes $5.2 million and $11.7 million of stock-based compensation expense, $4.1 million and $22.1 million of restructuring and impairments expense and $37.2 million and $109.6 million of SG&A expenses, respectively. The three and nine months ended September 28, 2008 includes $4.0 million and $16.8 million of stock-based compensation expense, $1.8 million and $13.3 million of restructuring and impairments expense and $42.1 million and $129.9 million of SG&A expenses, respectively.

MCCC. MCCC revenue decreased approximately 30% and 37% in the third quarter and first nine months of 2009, respectively, as compared to the same periods in 2008. During the first nine months of 2009, decreases in unit volumes contributed approximately 27% of the revenue decrease due to overall market decline for semiconductors, specifically in the MOSFET markets, as well as a reduction in distribution channel inventory. Demand for power analog products has remained stable despite market conditions due to market share gains and less inventory drain for mobile products. The remainder of the decrease in revenue was driven by changes in product mix and decreases in pricing. Gross margin dollars declined due to decreased revenue as a result of lower overall market demand as well as higher manufacturing unit costs due to lower factory utilization.

MCCC had operating income of $23.9 million and $41.5 million in the third quarter and first nine months of 2009, compared to $48.1 million and $137.2 million for the same periods in 2008, respectively. The decrease in operating income was due to lower gross margin as discussed above. R&D and SG&A expenses decreased due to reductions in our employee base, discretionary spending, and variable compensation as well as other temporary benefit reductions. Several of these benefit reductions were reinstated in the third quarter of 2009 as a result of improved market conditions. In addition, certain R&D functions were moved to lower cost regions.

PCIA. PCIA revenue decreased approximately 15% and 29% in the third quarter and first nine months of 2009, respectively, as compared to the same periods in 2008. The decline in revenue was driven primarily by decreases in unit volumes as a result of weaker demand for high voltage and power conversion products as well as general weakening in the automotive industry in North America and Europe. Unit volumes were also impacted by a reduction in distribution channel inventory. In addition, changes in mix and decreases in average selling prices due to continued pricing pressure contributed approximately 3% to the decline in revenue. Gross margin dollars declined due to lower revenue and unit volumes and higher manufacturing unit costs as the result of lower factory utilization.

PCIA had operating income of $26.7 million and $37.8 million in the third quarter and first nine months of 2009 compared to $33.6 million and $91.5 million for the same periods in 2008, respectively. The decrease in operating income was due to lower gross margin as discussed above. R&D and SG&A expenses decreased due to reductions in our employee base, discretionary spending, and variable compensation as well as other temporary benefit reductions. Several of these benefit reductions were reinstated in the third quarter of 2009 as a result of improved market conditions. In addition, there was a favorable impact from the weakening of the Korean Won.

SDT. SDT revenue decreased approximately 19% and 33% in the third quarter and first nine months of 2009, respectively, as compared to the same periods in 2008. The decline in revenue was primarily driven by decreases in unit volumes due to reduced demand as a result of the worldwide economic downturn. Gross margin dollars declined due to lower revenue and unit volumes, increased competition and higher manufacturing unit costs as the result of lower factory utilization.

SDT had operating income of $4.2 million and $4.1 million in the third quarter and first nine months of 2009 compared to $3.3 million and $9.1 million for the same periods in 2008, respectively. The decrease in operating income in the first nine months of 2009 was due to lower gross margin, as discussed above, as well as reduced R&D and SG&A expenses. R&D and SG&A expenses decreased due to reductions in our employee base, discretionary spending, and variable compensation as well as other temporary benefit reductions. Several of these benefit reductions were reinstated in the third quarter of 2009 as a result of improved market conditions. The increase in operating income in the third quarter of 2009 was due to reduced R&D and SG&A expenses as discussed above.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and revolving credit facility.

Our senior credit facility consists of a $497.2 million term loan facility and a $100.0 million revolving line of credit. The senior credit facility imposes various restrictions upon us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. It also includes restrictive covenants that limit our ability to consolidate, merge or enter into acquisitions, create liens, pay dividends or make similar restricted payments, sell assets, invest in capital expenditures and incur indebtedness. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the senior credit facility also require our financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 2.5 to 1.0, a maximum net leverage ratio of 4.0 to 1.0 and to maintain four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures of at least $30.0 million. It defines the interest coverage ratio as the ratio of annualized interest expense to the cumulative four quarter trailing EBITDA and defines the maximum net leverage ratio as the ratio of debt, less up to $100 million (to the extent our unrestricted cash on hand exceeds $200 million), to the cumulative four quarter trailing EBITDA. EBITDA, as defined by the senior credit facility excludes restructuring, non-cash equity compensation and other adjustments as defined by the credit agreement. At September 27, 2009, we were in compliance with these covenants. Based on our current models, we expect to remain in compliance with our senior credit facility covenants. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our senior credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first nine months of 2009, we incurred capital expenditures of $33.0 million.

Under our senior credit facility, we have revolving borrowing capacity of $100.0 million for working capital and general corporate purposes, including acquisitions. At September 27, 2009, $19.4 million was drawn against the revolver and, after adjusting for outstanding letters of credit, we had $78.7 million available under the revolving credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $6.3 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. During the second quarter of 2009, we amended (the “Amendment”) our senior credit facility to enable us to voluntarily prepay and retire a portion of our term loan facility to take advantage of potentially favorable conditions in the credit markets that may occur from time to time. The Amendment permits us to prepay up to $100 million (net of interest and fees) of term loans for a 12 month period following the effective date of the Amendment subject to certain minimum liquidity and customary financial conditions. During the second quarter of 2009, pursuant to the terms of the Amendment, we completed a tender offer to buyback a portion of our term loan below par. As a result of this debt buyback we reduced our debt by $14.7 million, paying $13.8 million in cash and recognizing a $0.8 million gain, net of fees on the transaction. Additionally during the fourth quarter 2009, we completed two additional tender offers, as allowed under the previously executed amendment. As a result of these additional debt buybacks, the company further reduced debt by $14.4 million, paying $13.4 million in cash and recognizing a $0.8 million gain, net of fees on the transaction. As of September 27, 2009, Standard and Poor’s rates our corporate unsecured debt at BB-. The sale of additional equity securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first nine months of 2009, our cash provided by operating activities was $118.9 million compared to $170.7 million in the same period of 2008. The following table presents a summary of net cash provided by operating activities during the first nine months of 2009 and 2008.

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In millions)

Net income (loss)	$(73.3)	$50.7
Depreciation and amortization	120.7	100.8
Non-cash stock-based compensation	11.7	16.8
Deferred income taxes, net	(11.6)	2.6
Other, net	3.0	10.0
Change in other working capital accounts	68.4	(10.2)

Net cash provided by operating activities	$118.9	$170.7

Cash provided by operating activities decreased $51.8 million during the first nine months of 2009 as compared to the same period of 2008. The decrease was mainly due to decreased net income in 2009, offset partially by increased depreciation and amortization expenses and favorable changes in our working capital accounts.

Cash used in investing activities during the first nine months of 2009 totaled $35.6 million compared to $134.7 million for the same period of 2008. The decrease in the use of cash is primarily the result of lower capital expenditures in the first nine months of 2009. Our capital expenditures during the first nine months of 2009 were $33.0 million compared to $133.1 million in the same period in 2008.

Cash used in financing activities totaled $18.4 million in the first nine months of 2009 compared to $65.2 million in the same period of 2008. The decrease in the use of cash was primarily due to the use of $50 million of cash in the redemption of our 5% convertible senior subordinated notes in the first nine months of 2008. In 2009, only $17.7 million of debt was paid down.

As of September 27, 2009, we had $10.1 million of unrecognized tax benefits, compared to approximately $9.7 million at December 28, 2008. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

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

In April 2009, the FASB issued three related Staff Positions; FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly, FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments and FSP SFAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments. These staff positions clarify the guidance in SFAS 157 for fair value measurements in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities and require the disclosure of the fair values of financial instruments in interim periods. These staff positions were adopted for the second quarter ending June 28, 2009. The adoption of these standards did not have a material impact on our consolidated financial position and results of operations.

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

In September 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), Measuring Liabilities at Fair Value. This ASU amends ASC 820, Fair Value Measurements and Disclosures Topic to provide further guidance on how to measure the fair value of a liability. This statement is effective as of the beginning of the first reporting period beginning after issuance. The adoption of ASU 2009-05 is not expected to have a material effect on our consolidated financial position and results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of September 27, 2009, our disclosure controls and procedures are effective.

Inherent Limitations on Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. There can be no assurance that any control system will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate if conditions change or compliance with policies or procedures deteriorates.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first nine months of 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

We also petitioned the U.S. Patent and Trademark Office for reexamination of all unexpired patents claims asserted in the case (those being all asserted claims from three of the four patents asserted in the case; the fourth patent has expired), and as a consequence the patent office initiated reexamination proceedings on each of those claims. In the first half of 2008, in its first formal correspondence regarding the validity of the patents, the patent office rejected all of the asserted claims. In December 2008, the patent office issued final rejections for 12 of 14 patent claims from two of the three unexpired Power Integrations patents. In May 2009, the patent office permitted Power Integrations to amend the rejected claims of both patents and reopened its reexaminations to consider the amendments. In July 2009, the patent office issued final rejections of the amended claims of both patents. As to the third unexpired patent involved in the lawsuit, in May 2009, the patent office issued a final office action rejecting all claims asserted by Power Integrations.

The trial in the case was divided into three phases. The first phase, held in October 2006, was on infringement, the willfulness of any infringement, and damages. On October 10, 2006, a jury returned a verdict finding that thirty-three of our PWM products infringe one or more of seven claims asserted in the four patents. The jury also found that we willfully infringed the patents, and assessed damages against us in the amount of approximately $34 million. The second phase of the trial, held in September 2007 before a different jury, focused on the validity of the Power Integrations patents. On September 21, 2007 a jury returned a verdict in the second phase, finding that the four Power Integrations patents asserted against us are valid. The third phase of the trial began on September 21, 2007, and covered the enforceability of the patents. On September 24, 2008, the court ruled that the patents are enforceable.

On December 12, 2008 the judge overseeing the case reduced the jury’s October 10, 2006 damages award from approximately $34 million to approximately $6.1 million, and ordered a new trial on the issue of whether we willfully infringed Power Integrations’ asserted patents. The court also issued a permanent injunction on a limited number of our products enjoining us from making, selling or offering to sell the products in the U.S., or from importing the products into the U.S. The injunction took effect on May 13, 2009. We voluntarily stopped U.S. sales and importation of those products in 2007 and have been offering replacement products since 2006.

On June 22, 2009, the new trial on willfulness was held. The court has not issued a final ruling in the case. If the court in the new willfulness trial finds that our infringement was willful, the court will have discretion to increase the $6.1 million damages award by up to three times the amount of the award. Additionally, the court has awarded Power Integrations pre-judgment interest and may also require us to pay Power Integrations’ attorney’s fees. The final damages award and injunction are subject to appeal and, regardless of the outcome of the willfulness trial, we expect to challenge several aspects of the litigation on appeal. If we choose to appeal, we will likely be required to post a bond or provide other security in an amount equal to the final damages award for the duration of the appeal process.

On May 23, 2008, Power Integrations filed another lawsuit against us, Fairchild Semiconductor Corporation and our wholly owned subsidiary System General Corporation in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents claimed in this lawsuit, two are patents that were asserted against us and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. As mentioned above, the majority of the claims asserted in the first lawsuit from these two patents have now received final rejections from the patent office. In response to our petition, the patent office also reexamined the third patent asserted in the 2008 case, and on September 24, 2009, the patent office rejected all asserted claims from that patent. We believe we have strong defenses against Power Integrations’ claims and intend to vigorously defend this second lawsuit.

On November 4, 2009, Power Integrations, Inc. filed a complaint for patent infringement against us and two of our subsidiaries in the United States District Court for the Northern District of California alleging that several of our products infringe three of Power Integrations’ patents. We intend to put on a vigorous defense against these claims.

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

Patent Litigation with Infineon. On November 25, 2008, we and Fairchild Semiconductor Corporation were sued by Infineon Technologies AG, Infineon Technologies Austria AG, and Infineon Technologies North America Corporation in the U.S. District Court for the District of Delaware. Infineon alleges that we infringe five Infineon U.S. patents and seeks a declaratory judgment that Infineon does not infringe six of our patents. On November 28, 2008, we answered the Infineon complaint with denials of their claims and our own counterclaims of infringement. In our counterclaim we are asserting that certain Infineon products infringe one or more claims contained in six of our patents. The lawsuit is currently in its discovery phase.

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

We have analyzed the potential litigation outcomes from our current litigation in accordance with the Contingency Topic of the FASB ASC. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of September 27, 2009, our balance for potential litigation outcomes was $6.7 million.

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

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the production of products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations because of industry practice or custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower than expected demand. Lower demand may further impact our customers’ target inventory levels as they manage their business through this period. We continue to carefully manage our inventory and anticipate that demand may improve throughout the remainder of 2009 and continuing into 2010; however our current business forecasting is still hampered by poor forward visibility and the risk that our backlog may deteriorate as a result of customer cancellations.

Downturns in the highly cyclical semiconductor industry or changes in end user market demands could reduce the profitability and overall value of our business, which could cause the trading price of our stock to decline or have other adverse effects on our financial position.

The semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. As we have experienced in the past, the current uncertainty and downturn in global economic conditions may continue to negatively affect us and the rest of the semiconductor industry, by causing us to experience backlog cancellations and reduced demand for our products. We may experience renewed, possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. Even as demand increases following such downturns, our profitability may not increase because of price competition that historically accompanies recoveries in demand. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end user markets and the costs associated with the introduction of new products, and our efforts to reduce excess inventories that may have built up as a result of any of these factors. The markets for our products depend on continued demand for consumer electronics such as personal computers, cellular telephones and digital cameras, and automotive, household and industrial goods. These end user markets may experience changes in demand, such as the recent decreases we have experienced as a result of deteriorating global economic conditions that could adversely affect our prospects.

Our failure to implement, and also the completion and impact of, our cost reduction initiatives could adversely affect our business.

We have recently taken aggressive cost reduction actions in order to stay ahead of the economic environment. These actions include plans to streamline and consolidate wafer manufacturing by closing our wafer manufacturing facility in Pennsylvania and closing our four-inch manufacturing line in South Korea. Additionally, we initiated an insourcing program to replace higher-cost outside subcontractors with internal manufacturing, we lowered our materials costs, implemented workforce reductions, and reduced employee benefits. We expect these actions will simplify operations, improve productivity and reduce costs.

We cannot guarantee that any of these actions will be successfully implemented, or will sufficiently help in returning to profitability. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business.

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

Our revenue and gross margin guidance is based on our projections that certain levels of consumer and corporate spending will continue. If our projections of these expenditures fail to materialize, our revenues and gross margins could be adversely affected. For example, beginning in the third quarter and continuing into the fourth quarter of 2008, we observed progressively weakening order rates which we attributed to uncertainty and deterioration of global economic conditions. While order rates began to recover in the first half of 2009 and have continued to improve in the second half of 2009, our current business forecasting remains hampered by poor forward visibility, as our OEM and distributor end customers remain cautious in their booking activity.

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

We are constantly evaluating acquisition opportunities and consolidation possibilities and are frequently conducting due diligence or holding preliminary discussions with respect to possible acquisition transactions, some of which could be significant. No material potential acquisition transactions are subject to a letter of intent or otherwise so far advanced as to make the transaction reasonably certain.

If we acquire another business, the process of integrating an acquired business into our existing operations may result in unforeseen operating difficulties and may require us to use significant financial resources on the acquisition that may otherwise be needed for the ongoing development or expansion of existing operations. Some of the risks associated with acquisitions include:

•	unexpected losses of key employees, customers or suppliers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	inability to realize anticipated synergies;

•	negotiating with labor unions; and

•	increasing the scope, geographic diversity and complexity of our operations.

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

From time to time we may dispose of assets and businesses in an effort to grow our more profitable product lines. When we do so, we face certain risks associated with these exit activities, including but not limited the risk that we will disrupt service to our customers, the risk of inadvertently losing other business not related to the exit activities, the risk that we will be unable to effectively continue, terminate, modify and manage supplier and vendor relationships, and the risk that we may be subject to consequential claims from customers or vendors as a result of eliminating, or transferring the of production of affected products or the renegotiation of commitments related to those products.

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

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Our manufacturing operations depend upon our ability to obtain adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. If the prices of these raw materials rise significantly we may be unable to pass on our increased operating expenses to our customers, which would result in decreased profit margins for the products in which they are used. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products in the past resulted in a number of claims for damages from customers. We purchase some of our raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, Macronix International Co. Ltd., Phenitec Semiconductor and Taiwan Semiconductor Manufacturing Company. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, ASE, AUK, GEM Services, Hana Semiconductor, Liteon, Tak Cheong Electronics and UTAC Ltd. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

Delays in expanding capacity at existing facilities, implementing new production techniques, or incurring problems associated with technical equipment malfunctions, all could adversely affect our manufacturing efficiencies.

Our manufacturing efficiency is an important factor in our profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. We are constantly looking for ways to expand capacity or improve efficiency at our manufacturing facilities.

As is common in the semiconductor industry, we have from time to time experienced difficulty in completing transitions to new manufacturing processes at existing facilities. As a consequence, we have suffered delays in product deliveries or reduced yields in the past and may experience such delays again in the future.

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

Distributors accounted for 64% of our net sales for the quarter ended September 27, 2009. Our top five distributors worldwide accounted for 16% of our net sales for the quarter ended September 27, 2009. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

The semiconductor business is very competitive, especially in the markets we serve, and increased competition could reduce the value of an investment in our company.

We participate in the standard component or “multi-market” segment of the semiconductor industry. While the semiconductor industry is generally highly competitive, the “multi-market” segment is particularly so. Our competitors offer equivalent or similar versions of many of our products, and customers may switch from our products to our competitors’ products on the basis of price, delivery terms, product performance, quality, reliability and customer service or a combination of any of these factors. Competition is especially intense in the multi-market semiconductor segment because it is relatively easy for customers to switch between suppliers of more standardized, multi-market products like ours. In the past we have experienced decreases in prices during “down” cycles in the semiconductor industry, and this may occur again as a result of the recent downturn in global economic conditions. Even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. We compete in a global market and our competitors are companies of various sizes in various countries around the world. Many of our competitors are larger than us and have greater financial resources available to them. As such, they tend to have a greater ability to pursue acquisition candidates and can better withstand adverse economic or market conditions. Additionally, companies with whom we do not currently compete may introduce new products that may cause them to compete with us in the future.

We may not be able to attract or retain the technical or management employees necessary to remain competitive in our industry.

Our continued success depends on our ability to attract and retain skilled personnel, including technical, marketing, management and staff personnel. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees, is intense, particularly in the “up” portions of our business cycle, when competitors may try to recruit our most valuable technical employees. While we devote a great deal of our attention to designing compensation programs aimed at accomplishing this goal, there can be no assurance that we will be able to retain our current personnel or recruit the key personnel we require.

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

The calculation of stock-based compensation expense under the Compensation – Stock Compensation Topic of the FASB ASC requires us to use valuation methodologies and a number of estimates, assumptions and conclusions regarding matters such as the expected volatility of our share price, the expected life of our options, the expected dividend rate with respect to our common stock, expected forfeitures and the exercise behavior of our employees. There are no means, under applicable accounting principles, to compare and adjust this expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of stock-based awards. Certain factors may arise over time that lead us to change our estimates and assumptions with respect to future stock-based compensation, resulting in variability in our stock-based compensation expense over time. Changes in forecasted stock-based compensation expense could impact our gross margin percentage, research and development expenses, marketing, general and administrative expenses and our tax rate.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 78% of our revenues in third quarter of 2009 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for 13% of our revenue for the quarter ended September 27, 2009.

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

We are a leveraged company with a ratio of debt to equity at September 27, 2009 of approximately 0.5 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At September 27, 2009, we had total debt of $516.6 million and the ratio of this debt to equity was approximately 0.5 to 1. As of September 27, 2009, our senior credit facility includes $497.2 million in term loans and the $100 million revolving line of credit, of which $78.7 million remained undrawn. In addition, there is a $150 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have significant consequences on our operations. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. As of September 27, the senior credit facility permits borrowings of up to $100 million in revolving loans under the line of credit and up to $150 million under the uncommitted incremental term loan feature, in addition to the outstanding $497.2 million term loans that are currently outstanding under that facility. As of September 27, 2009, adjusted for outstanding letters of credit, we had up to $78.7 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

We may not be able to generate the necessary amount of cash to service our indebtedness, which may require us to refinance our indebtedness or default on our scheduled debt payments. Our ability to generate cash depends on many factors beyond our control.

Our historical financial results have been, and we anticipate that our future financial results will be subject to substantial fluctuations, many of which are the result of the recent downturn in the global economy. While we currently have sufficient cash flow to satisfy all of our current obligations, we cannot assure you that our business will continue to generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs in the future. Further, we can make no assurances that our currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available to us under our senior credit facility in an amount sufficient to satisfy our liquidity needs. In addition, because our senior credit facility has a variable interest rate, our cost of borrowing will increase if market interest rates increase. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We cannot assure you that we would be able to renew or refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Restrictions imposed by the credit agreement relating to our senior credit facility restrict or prohibit our ability to engage in or enter into some business operating and financing arrangements, which could adversely affect our ability to take advantage of potentially profitable business opportunities.

The operating and financial restrictions and covenants in the credit agreement relating to our senior credit facility may limit our ability to finance our future operations or capital needs or engage in other business activities that may be in our interests. The credit agreement imposes significant operating and financial restrictions on us that affect our ability to incur additional indebtedness or create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, make investments or engage in other business activities. These restrictions could place us at a disadvantage relative to our competitors many of which are not subject to such limitations.

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of September 27, 2009, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We have investments in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

As of September 27, 2009, we owned auction rate securities with a par value of $51.3 million and market value of $33.2 million. We originally purchased these securities believing them to be safe, short-term and highly liquid investments. However, as a result of the systemic failure of the auction rate securities market, these securities are no longer liquid. While we continue to accrue and receive interest on these securities at the contractual rate, there can be no assurance that there will ever be an active market for our auction rate securities. Uncertainties in the credit and capital markets could lead to further downgrades of our auction rate securities and additional impairments. Additionally, auction failures have limited our ability to fully recover the par value of our investment in the short term and even if we hold the securities to maturity, the long-term value of the auction rate securities may potentially be impacted by issuer defaults. We do not anticipate that the lack of liquidity or future downgrades and impairments will materially impact our ability to fund out working capital needs, capital expenditures or other business requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The company did not make any purchases of its own common stock during the third quarter of 2009.

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

Fairchild Semiconductor International, Inc.

Date: November 6, 2009	/S/ ROBIN A. SAWYER
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)