Form 10-Q
period 2010-03-28
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2010-05-07
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 28, 2010:

Title of Each Class	Number of Shares
Common Stock	125,607,044

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	March 28, 2010	December 27, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$442.4	$415.8
Short-term marketable securities	0.1	0.1
Accounts receivable, net of allowances of $27.5 and $32.8 at March 28, 2010 and December 27, 2009, respectively	151.8	134.0
Inventories	198.1	189.5
Deferred income taxes, net of allowances	14.6	13.5
Other current assets	25.6	28.3

Total current assets	832.6	781.2
Property, plant and equipment, net	635.1	653.2
Deferred income taxes, net of allowances	9.8	12.0
Intangible assets, net	75.5	81.1
Goodwill	161.3	161.3
Long-term securities	38.7	35.8
Other assets	41.9	37.8

Total assets	$1,794.9	$1,762.4

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.3	$5.3
Accounts payable	127.3	119.6
Accrued expenses and other current liabilities	80.2	70.6

Total current liabilities	212.8	195.5
Long-term debt, less current portion	465.6	466.9
Deferred income taxes	31.8	30.9
Other liabilities	30.3	40.2

Total liabilities	740.5	733.5
Commitments and contingencies (Note 10)
Temporary equity - deferred stock units	2.5	2.3
Stockholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	1,411.5	1,406.6
Accumulated deficit	(318.1)	(340.7)
Accumulated other comprehensive loss	3.5	(1.9)
Less treasury stock (at cost)	(46.3)	(38.7)

Total stockholders’ equity	1,051.9	1,026.6

Total liabilities, temporary equity and stockholders’ equity	$1,794.9	$1,762.4

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended
	March 28, 2010	March 29, 2009

Total revenue	$378.0	$223.3
Cost of sales	256.4	189.3

Gross margin	121.6	34.0

Gross margin %	32.2%	15.2%

Operating expenses:
Research and development	28.4	23.8
Selling, general and administrative	52.3	44.7
Amortization of acquisition-related intangibles	5.6	5.5
Restructuring and impairments	2.4	6.7

Total operating expenses	88.7	80.7

Operating income (loss)	32.9	(46.7)

Other expense, net	2.4	5.3

Income (loss) before income taxes	30.5	(52.0)

Provision (benefit) for income taxes	7.9	(0.9)

Net income (loss)	$22.6	$(51.1)

Net income (loss) per common share:

Basic	$0.18	$(0.41)

Diluted	$0.18	$(0.41)

Weighted average common shares:
Basic	124.7	123.6

Diluted	128.6	123.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended
	March 28, 2010	March 29, 2009

Net income (loss)	$22.6	$(51.1)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	1.8	0.1
Net amount reclassified to earnings for hedging	0.7	1.6
Net change associated with fair value of marketable securities and investments	2.9	(0.8)
Net change associated with pension transactions	—	—

Comprehensive income (loss)	$28.0	$(50.2)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 28, 2010	March 29, 2009
Cash flows from operating activities:
Net income (loss)	$22.6	$(51.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40.3	37.6
Non-cash stock-based compensation expense	5.3	2.6
Non-cash restructuring and impairment expense	—	0.8
Non-cash interest income	(0.1)	(0.2)
Non-cash financing expense	0.4	0.4
(Gain) Loss on disposal of property, plant, and equipment	0.1	—
Deferred income taxes, net	2.0	(3.6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(17.8)	43.1
Inventories	(8.8)	24.7
Other current assets	3.4	6.6
Current liabilities	21.2	(40.6)
Other assets and liabilities, net	(15.1)	(0.9)

Net cash provided by operating activities	53.5	19.4

Cash flows from investing activities:
Purchase of marketable securities	—	(0.2)
Sale of marketable securities	—	0.3
Maturity of marketable securities	0.1	0.1
Capital expenditures	(17.8)	(14.9)
Purchase of molds and tooling	(0.3)	(0.6)
Acquisitions and divestitures, net of cash acquired	—	(1.5)

Net cash used in investing activities	(18.0)	(16.8)

Cash flows from financing activities:
Repayment of long-term debt	(1.3)	(1.3)
Purchase of treasury stock	(7.6)	—

Net cash used in financing activities	(8.9)	(1.3)

Net change in cash and cash equivalents	26.6	1.3
Cash and cash equivalents at beginning of period	415.8	351.5

Cash and cash equivalents at end of period	$442.4	$352.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 27, 2009. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 27, 2009. Certain amounts for prior periods have been reclassified to conform to the current presentation. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, investments, intangible assets, and other long-lived assets, legal contingencies, and assumptions used in the calculation of income taxes and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity and foreign currency markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Note 2 – Financial Statement Details

	March 28, 2010	December 27, 2009
	(In millions)
Inventories, net
Raw materials	$34.2	$29.4
Work in process	104.2	96.4
Finished goods	59.7	63.7

	$198.1	$189.5

	March 28, 2010	December 27, 2009
	(In millions)
Property, plant and equipment
Land and improvements	$24.1	$24.1
Buildings and improvements	333.8	332.3
Machinery and equipment	1,619.3	1,615.3
Construction in progress	44.5	46.7

Total property, plant and equipment	2,021.7	2,018.4
Less accumulated depreciation	1,386.6	1,365.2

	$635.1	$653.2

	March 28, 2010	December 27, 2009
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$41.9	$34.8
Accrued interest	0.8	2.6
Taxes payable	13.4	5.0
Restructuring and impairments	9.5	10.2
Other	14.6	18.0

	$80.2	$70.6

	Three Months Ended
	March 28, 2010	March 29, 2009
	(in millions)
Other expense, net
Interest expense	$3.0	6.3
Interest income	(0.7)	(1.1)
Other (income) expense, net	0.1	0.1

Other expense, net	$2.4	$5.3

Note 3 – Computation of Net Income (loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to potentially dilutive securities. Potentially dilutive common equivalent securities consist of stock options, performance units (PUs), deferred stock units (DSUs) and restricted stock units (RSUs). In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period using the treasury share method. Certain potential shares of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended
	March 28, 2010	March 29, 2009
	(In millions, except per share data)
Basic:
Net income (loss)	$22.6	$(51.1)

Weighted average shares outstanding	124.7	123.6

Net income (loss) per share	$0.18	$(0.41)

Diluted:
Net income (loss)	$22.6	$(51.1)

Basic weighted average shares outstanding	124.7	123.6
Assumed exercise of common stock equivalents	3.9	—

Diluted weighted average common and common equivalent shares	128.6	123.6

Net income (loss) per share	$0.18	$(0.41)

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	11.8	21.3

Note 4 – Supplemental Cash Flow Information

	Three Months Ended
	March 28, 2010	March 29, 2009
	(In millions)
Cash paid for:
Income taxes, net	$1.7	$1.3

Interest	$2.4	$7.6

Note 5 – Fair Value

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

In accordance with the requirements of the Fair Value Measurements and Disclosures Topic of the FASB ASC, it is the company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the company uses quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including interest rate yield curves, option volatilities and currency rates. In certain cases where market rate assumptions are not available, the company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows could significantly affect the results of current or future values. The results may not be realized in an actual sale or immediate settlement of an asset or liability. See Note 6 below for further discussion of the fair value of the company’s derivatives and Note 7 for further discussion of the fair value of the company’s securities.

Note 6 – Derivatives

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 28, 2010.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Foreign Currency Derivatives
Assets	$2.3	$—	$2.3	$—
Liabilities	(0.1)	—	(0.1)	—

	$2.2	$—	$2.2	$—

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the three months ended March 28, 2010 and March 29, 2009. No cash flow hedges were derecognized or discontinued during the three months ended March 28, 2010 and March 29, 2009.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $2.2 million of net unrealized derivative gains included in AOCI will be reclassified into earnings within the next twelve months.

The company also uses currency forward and combination option contracts to offset the foreign currency impact of balance sheet translation. These derivatives have one month terms and the initial fair value, if any, and the subsequent gains or losses on the change in fair value are reported in earnings within the same income statement line as the impact of the foreign currency translation.

Interest Rate Derivatives. The company’s variable-rate debt exposes the company to variability in interest payments due to changes in interest rates. The company used a forward interest rate swap to mitigate the interest rate risk on a portion of its variable-rate borrowings in order to manage fluctuations in cash flows resulting from changes in interest rates on variable-rate debt. This hedge expired on December 31, 2009.

Effectiveness of this hedge was calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and any ineffectiveness during the life of the swap was immaterial.

Derivative gains and losses included in AOCI were reclassified into earnings at the time the forecasted transaction was recognized. The amounts were reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

The table below shows the notional principal and the location and amounts of the derivative fair values in the statement of operations and the consolidated balance sheet as of and for the periods ended March 28, 2010 and December 27, 2009. Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 28, 2010 and December 27, 2009. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	As of and for the Three Months Ended March 28, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)

Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$—	$—	$—	Interest expense	$(1.8)	$(1.8)

Derivatives in Cash Flow Hedges
Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$31.0	$0.3	$0.3	Revenue
Derivatives for forecasted revenues	Current liabilities	11.1	—	—	Revenue
Derivatives for forecasted expenses	Current assets	49.1	2.0	2.0	Revenue
Derivatives for forecasted expenses	Current liabilities	29.1	(0.1)	(0.1)	Expenses

Total of derivatives in a net liability position		$120.3	$2.2	$2.2		$—	$—

Positions no longer open at quarter end					Revenue	$—	$—
Positions no longer open at quarter end					Expenses	1.1	1.1

Total of positions no longer open at quarter end						$1.1	$1.1

	As of and for the Year Ended December 27, 2009
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)

Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$150.0	$(1.8)	$(1.8)	Interest expense	$(6.2)	$(6.2)

Derivatives in Cash Flow Hedges
Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current liabilities	$21.2	$(0.2)	$(0.2)	Revenue	$—	$—
Derivatives for forecasted expenses	Current assets	63.4	1.5	1.5	Expenses	—	—
Derivatives for forecasted expenses	Current liabilities	14.5	—	—

Total of derivatives in a net liability position		$99.1	$1.3	$1.3		$—	$—

Positions no longer open at quarter end				$—	Revenue	$1.0	$1.0
Positions no longer open at quarter end				—	Expenses	(3.5)	(3.5)

Total of positions no longer open at quarter end				$—		$(2.5)	$(2.5)

Gain (Loss) Recognized in OCI for Derivative Instruments (1)

Three Months Ended March 28, 2010
Interest rate contract	$1.8
Foreign exchange contracts	0.7

$2.5

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of and for the Three Months Ended March 28, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Derivatives related to existing assets	Current liabilities	$8.7		Revenue	$—
Derivatives related to existing liabilities	Current liabilities	9.6		Expenses	—

Total of derivatives in a net liability position		$18.3	$—		$—

Positions no longer open at year end				Revenue	$—
Positions no longer open at year end				Expenses	0.2

Total of positions no longer open at year end					$0.2

	As of and for the Year Ended December 29, 2009
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
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

Note 7 – Securities

The company invests excess cash in marketable securities consisting primarily of money markets, commercial paper, corporate notes and bonds, and U.S. government securities. While the company still holds auction rate securities, the company no longer actively invests in them.

All of the company’s securities are classified as available-for-sale. In accordance with the Investments – Debt and Equity Securities Topic of the FASB ASC, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of AOCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no realized gains or losses on sales of securities in the first quarter of 2010 or 2009. Proceeds from sales of available-for-sale securities totaled $0.3 million for the three months ended March 29, 2009. There were no sales of available-for-sale during 2010.

Securities are summarized as of March 28, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.9	$0.1	$—	$2.0
Corporate debt securities	0.3	—	—	0.3
Auction rate securities	36.4	—	—	36.4

Total securities	$38.6	$0.1	$—	$38.7

In aggregate, the securities were in a net neutral position as of March 28, 2010 as amortized cost was approximately equal to market value.

Securities are summarized as of December 27, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	—	—	—	—

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.9	$0.2	$—	$2.1
Corporate debt securities	0.3	—	—	0.3
Auction rate securities	36.3	—	(2.9)	33.4

Total securities	$38.5	$0.2	$(2.9)	$35.8

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of March 28, 2010.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.1	$0.1
Due after one year through three years	0.4	0.4
Due after three years through ten years	1.2	1.3
Due after ten years	37.0	37.0

	$38.7	$38.8

As of March 28, 2010, auction rate securities with a market value of $36.4 million are included in the table above in contractual maturities due after ten years. The company’s auction rate securities are composed of approximately $24.1 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $12.3 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to accrue and receive interest on these securities based on a contractual rate.

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

The following table presents a roll forward of the amount related to credit losses recognized in earnings during the three months ended March 28, 2010.

Credit Losses Recognized in Earnings
(In millions)
Balance at beginning of period	$15.1
Accretion of impairments included in net loss	(0.1)

Balance at end of period	$15.0

The following table presents the balances of securities measured at fair value on a recurring basis as of March 28, 2010.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (level 3)
	(In millions)

Marketable securities	$2.4	$2.4	$—	$—
Auction rate securities	36.4	—	—	36.4

	$38.8	$2.4	$—	$36.4

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the three months ended March 28, 2010.

Auction Rate Securities
(In millions)

Balance at beginning of period	$33.4
Total realized and unrealized gains or (losses) included in OCI	2.9
Accretion of impairments included in net loss	0.1
Purchases, issuances and settlements	—

Balance at end of period	$36.4

Note 8 – Segment Information

The company is currently organized into three reportable segments. The organization is an application based structure which corresponds with the way the company manages the business. The majority of the company’s activities are aligned into two focus areas; MCCC, which focuses on handset, computing and multimedia applications, and PCIA, which focuses on power supply and motor control solutions. Each of these segments has a relatively small set of leading customers, common technology requirements and similar design cycles. The Standard Discrete and Standard Linear (SDT) business is managed separately as a third segment.

The following table presents selected operating segment financial information for the three months ended March 28, 2010 and March 29, 2009.

	Three months Ended
	March 28, 2010	March 29, 2009
	(In millions)
Revenue and operating income (loss):
MCCC
Total revenue	$156.1	$97.7
Operating income	32.0	(4.6)

PCIA
Total revenue	181.2	101.5
Operating income	43.6	3.0

SDT
Total revenue	40.7	24.1
Operating income	7.3	(1.0)

Corporate
Restructuring and impairments expense	(2.4)	(6.7)
Stock-based compensation expense	(5.8)	(2.6)
Selling, general and administrative expense	(40.1)	(34.8)
Other (1)	(1.7)	—

Total consolidated
Total revenue	$378.0	$223.3
Operating income (loss)	$32.9	$(46.7)
Other expense, net	$2.4	$5.3

Income (loss) before income taxes	$30.5	$(52.0)

(1)	Other primarily consists of accelerated depreciation related to the planned closure of the Mountaintop facility.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of March 28, 2010		As of December 27, 2009
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(In millions)

Identifiable intangible assets:
Developed technology	2 -15 years	$238.9	$(185.0)	$238.9	$(180.3)
Customer base	8 -10 years	81.6	(63.9)	81.6	(63.3)
Core technology	10 years	3.9	(1.2)	3.9	(1.1)
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(0.8)	1.0	(0.7)
Process technology	5 years	1.6	(1.0)	1.6	(0.9)
Patents	4 years	5.9	(5.5)	5.9	(5.5)
Trademarks and tradenames	1 year	25.2	(25.2)	25.2	(25.2)

Subtotal		388.5	(313.0)	388.5	(307.4)
Goodwill		161.3		161.3	—

Total		$549.8	$(313.0)	$549.8	$(307.4)

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of March 28, 2010 and December 27, 2009
Goodwill	161.3	148.8	54.5	364.6
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$161.3	$—	$—	$161.3

The following table presents the estimated amortization expense for intangible assets for the remainder of 2010 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2010	$16.7
Fiscal 2011	18.0
Fiscal 2012	15.8
Fiscal 2013	13.3
Fiscal 2014	5.4
Fiscal 2015	3.0

Note 10 – Restructuring and Impairments

During the three months ended March 28, 2010, the company recorded restructuring and impairment charges, net of releases, of $2.4 million. The charges include $1.6 million of employee separation costs, $0.6 million of fab closure costs and $0.2 million in releases associated with the 2009 Infrastructure Realignment Program. The restructuring charges also include $0.4 million in employee separation costs associated with the 2010 Infrastructure Realignment Program.

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

The 2010 Infrastructure Realignment Program includes costs to simplify and realign some of the activities within the MCCC segment.

The 2009 Infrastructure Realignment Program includes costs associated with the planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the quarterly period ended March 28, 2010 (in millions).

	Accrual Balance at 12/27/2009	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/28/2010
2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.1		$(0.1)			$0.0

2008 Infrastructure Realignment Program:
Employee Separation Costs	0.4		(0.1)			0.3
Lease Impairment Costs	1.6		(0.2)			1.4

2009 Infrastructure Realignment Program:
Employee Separation Costs	8.1	1.6	(1.7)	(0.2)		7.8
Fab Closure Costs	—	0.6	(0.6)

2010 Infrastructure Realignment Program:
Employee Separation Costs	—	0.4	(0.4)			—

	$10.2	$2.6	$(3.1)	$(0.2)	$—	$9.5

The company has substantially completed payment of the remaining employee severance accruals related to the 2008 Infrastructure Realignment Program. Payouts associated with the 2008 lease impairment will be made on a regular basis and will be complete by the fourth quarter of 2011. The consolidation of the South Korea fabrication processes and the planned closure of the Mountaintop facility are expected to be completed during the second quarter of 2011.

Note 11 – Contingencies

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

POWI 4: On February 10, 2010 Fairchild and System General filed a lawsuit in Suzhou, China against four Power Integrations entities and seven vendors. The lawsuit claims that Power Integrations violates four Fairchild/System General patents. Fairchild is seeking an injunction against the Power Integrations products and over $17.0 million in damages.

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows. Legal costs are expensed as incurred.

The company has analyzed the potential litigation outcomes from our current litigation in accordance with the Contingency Topic of the FASB ASC. While the exact amount of these losses is not known, the company has recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of March 28, 2010, our balance for potential litigation outcomes was $6.7 million.

Note 12 – Long-Term Debt

Long-term debt consists of the following at:

	March 28, 2010	December 27, 2009
	(In millions)

Revolving Credit Facility borrowings	$—	$—
Term Loan	470.9	472.2

Total debt	470.9	472.2
Current portion of long-term debt	5.3	5.3

Long-term debt, less current portion	$465.6	$466.9

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under the Financial Instrument Topic of the FASB ASC. The fair value of the term loan is determined utilizing current trading prices obtained from indicative market data.

A summary table of estimated fair values of long-term debt is as follows:

	March 28, 2010		December 27, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Term Loan	$470.9	$459.4	$472.2	$449.2

Note 13 – Subsequent Events

The company has evaluated subsequent events and did not identify any events that required disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual subsidiaries where appropriate.

Overview

We enter 2010 as a leaner and more focused company positioned to gain market share and accelerate the improvement of our business in 2010 and beyond. We have built a combination of technologies, products and supply chain capabilities to support our target markets as we continue to develop innovative analog and power management solutions that enable greater energy efficiency and wireless mobility. We are in the process of reducing our manufacturing footprint which has yielded partial benefits already and we expect more significant cost savings in 2011 when this project is complete.

We continue to proactively take actions to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. We continue to manage our production output to maintain channel inventories within our new lower target range of 7.5 to 8.5 weeks. We ended the first quarter of 2010 with channel inventories slightly under 8 weeks. Internal inventories increased by $8.6 million, however days of internal inventory remained approximately flat.

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

PCIA’s focus is to capitalize on the growing demand for greater energy efficiency in power supplies, consumer electronics, battery chargers, electric motors, and automobiles. We are a leader in power factor correction, low standby power consumption designs and innovative switching techniques that enable greater efficiency under load. Improving the efficiency of our customers’ products is vital to meeting new energy efficiency regulations. Effectively managing the power conversion and initial voltage regulation in power supplies is one of the greatest opportunities we have to improve overall system efficiency. We believe the growing global focus on energy efficiency will continue to drive growth in this product line.

SDT products are core building block components for many electronic applications. This segment is moving to a more simplified and focused operating model to make the selling and support of these products easier and more profitable. The right operational structure and part portfolio should enable our standard products group to continue to generate solid cash flow with minimal investment.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended
	March 28, 2010		March 29, 2009
	(Dollars in millions)
Total revenue	$378.0	100.0%	$223.3	100.0%
Gross margin	121.6	32.2%	34.0	15.2%

Operating expenses:
Research and development	28.4	7.5%	23.8	10.7%
Selling, general and administrative	52.3	13.8%	44.7	20.0%
Amortization of acquisition-related intangibles	5.6	1.5%	5.5	2.5%
Restructuring and impairments	2.4	0.6%	6.7	3.0%

Total operating expenses	88.7	23.5%	80.7	36.1%

Operating income (loss)	32.9	8.7%	(46.7)	-20.9%

Other expense, net	2.4	0.6%	5.3	2.4%

Income (loss) before income taxes	30.5	8.1%	(52.0)	-23.3%

Provision (benefit) for income taxes	7.9	2.1%	(0.9)	-0.4%

Net income (loss)	$22.6	6.0%	$(51.1)	-22.9%

Adjusted net income, adjusted gross margin, and free cash flow are also included in the table below. These are non-GAAP financial measures and should not be considered a replacement for GAAP results. We present adjusted results because we use them as additional measures of our operating performance. We believe the adjusted information is useful to investors because it illuminates underlying operational trends by excluding certain significant non-recurring or otherwise unusual transactions. Our criteria for adjusted results may differ from methods used by other companies and should not be considered as alternatives to net income or loss, gross margin, or other measures of consolidated operations and cash flow data prepared in accordance with US GAAP as indicators of our operating performance or as alternatives to cash flow as a measure of liquidity.

	Three Months Ended
	March 28, 2010		March 29, 2009
	(Dollars in millions)

Non GAAP measures
Adjusted net income (loss)	$31.8		$(40.1)
Adjusted gross margin	122.8	32.5%	34.0	15.2%
Free cash flow	35.7		4.5

Reconciliation of Net Income to Adjusted Net Income
Net income (loss)	22.6		(51.1)
Adjustments to reconcile net income (loss) to adjusted net income (loss):
Restructuring and impairments	2.4		6.7
Accelerated depreciation on assets related to fab closure	1.3		—
Inventory release associated with fab closure	(0.1)		—
Amortization of acquisition-related intangibles	5.6		5.5
Associated net tax effects of the above and other acquisition-related intangibles	—		(1.2)

Adjusted net income (loss)	$31.8		$(40.1)

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	121.6		34.0
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	1.3		—
Inventory release associated with fab closure	(0.1)		—

Adjusted gross margin	$122.8		$34.0

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$53.5		$19.4
Capital expenditures	(17.8)		(14.9)

Free cash flow	$35.7		$4.5

Total Revenue. Total revenue in the first quarter of 2010 increased by $154.7 million or approximately 69% compared to the same period in 2009. The increase in revenue was primarily driven by an increase in unit sales as a result of strengthened demand and improvements in product mix. These increases in revenue were offset in part by a decline in average selling price.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three months ended March 28, 2010 and March 29, 2009. The increase in the percentage of revenue in Taiwan is a result of returning to normal sales levels from an abnormally low first quarter of 2009. All other locations had minimal percentage changes.

	Three Months Ended
	March 28, 2010	March 29, 2009

U.S.	10%	10%
Other Americas	3	5
Europe	13	15
China	32	34
Taiwan	17	12
Korea	13	14
Other Asia/Pacific	12	10

Total	100%	100%

Gross Margin. In the first quarter of 2010 gross margin dollars increased by $87.6 million and gross margin percent improved from 15.2 % to 32.2%, as compared to the same period in 2009. The increase in gross margin is due to increased revenue, higher unit volumes, improvement in product mix, and lower manufacturing unit costs as a result of higher factory utilization due to higher demand. In addition, gross margin in the first quarter of 2010 was reduced by $1.3 million of accelerated depreciation due to the closure of the Mountaintop facility.

Adjusted Gross Margin. In the first quarter of 2010 adjusted gross margin dollars increased by $88.8 million and adjusted gross margin percent improved from 15.2% to 32.5%, as compared to the same period in 2009 for the reasons listed above. Adjusted gross margin does not include the accelerated depreciation due to the planned closure of the Mountaintop facility. See reconciliation of gross margin to adjusted gross margin above.

Operating Expenses. Research and development (R&D) and selling, general and administrative (SG&A) expenses increased during the first quarter of 2010 as compared to the same period in 2009 primarily due to the increases in variable compensation, equity compensation, and the reinstatement of benefits that were temporarily suspended in early 2009.

Restructuring and Impairment. During the three months ended March 28, 2010, we recorded restructuring and impairment charges, net of releases, of $2.4 million. The charges include $1.6 million of employee separation costs, $0.2 million in reserve releases, and $0.6 million of fab closure costs associated with the 2009 Infrastructure Realignment Program. The restructuring charges also include $0.4 million in employee separation costs associated with the 2010 Infrastructure Realignment Program.

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

The 2010 Infrastructure Realignment Program includes costs to simplify and realign some of the activities within the MCCC segment.

The closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea was announced in the first quarter of 2009 and the charges associated with those programs are included in the 2009 Infrastructure Realignment Program. While we had originally anticipated that this closure would be completed in 2010, strong demand for products manufactured at that facility have caused us to extend the closure date. Our current expectation is to close that facility by the end of the second quarter of 2011. The 2009 Infrastructure Realignment Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy.

The 2009 worldwide restructuring action, excluding facility closures, is substantially complete and impacted 270 employees. We achieved annual savings associated with these employee separation costs of $13.8 million by the end of 2009. Once the planned closure of the Mountaintop facility and the consolidation of South Korea fabrication process are complete we expect to achieve annualized cost savings ranging from $20 to $25 million.

Other Expense, net.

The following table presents a summary of other expense, net for the three months ended March 28, 2010 and March 29, 2009.

	Three Months Ended
	March 28 2010	March 29 2009
	(In millions)
Interest expense	$3.0	$6.3
Interest income	(0.7)	(1.1)
Other (income) expense, net	0.1	0.1

Other expense, net	$2.4	$5.3

Interest expense. Interest expense in the first quarter of 2010 decreased $3.3 million as compared to the same period in 2009, primarily due to the expiration of the interest rate swap early in the first quarter of 2010 as well as lower interest rates on outstanding debt and lower debt balances.

Interest income. Interest income in the first quarter of 2010 decreased $0.4 million as compared to the same period in 2009 as a result of lower rates of return.

Income Taxes. Income tax provision in the first quarter of 2010 was $7.9 million on income before taxes of $30.5 million as compared to income tax provision (benefit) of $(0.9) million on income (loss) before taxes of $(52.0) million for the same period of 2009. The effective tax rate for the first quarter of 2010 was 25.9% compared to (1.7)% for the comparable period of 2009. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates, foreign currency revaluations of tax liabilities and discrete tax expenses as a result of finalization of certain tax filings. For the first quarter of 2010, we decreased unrecognized tax benefits by $10.4 million representing the settlement of a Korea income tax audit. The decrease was due to cash payments payable to the taxing authority along with the effective settlement of other unrecognized tax benefits. There was no net material impact to the effective tax rate as a result of the settlement of the Korea income tax audit. In the first three months of 2010, the valuation allowance on our deferred tax assets decreased by $2.8 million. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of March 28, 2010, we have recorded a deferred tax liability of $0.1 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow. Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow increased approximately $31.2 million in the first quarter of 2010 when compared to the first quarter of 2009. The increase was mainly due to an increase in cash provided by operating activities which was driven by increased net income in 2010, offset partially by unfavorable changes in our working capital accounts. See free cash flow reconciliation in the results of operations section above.

Reportable Segments.

The following tables present comparative disclosures of revenue and gross margin of our reportable segments.

	Three Months Ended
	March 28, 2010				March 29, 2009
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$156.1	41.3%	35.4%	$32.0	$97.7	43.7%	14.9%	$(4.6)
PCIA	181.2	47.9%	33.9%	43.6	101.5	45.5%	19.0%	3.0
SDT	40.7	10.8%	21.6%	7.3	24.1	10.8%	1.2%	(1.0)
Corporate (1)				(50.0)	—	—	—	(44.1)

Total	$378.0	100.0%	32.2%	$32.9	$223.3	100.0%	15.2%	$(46.7)

(1)	The three months ended March 28, 2010 includes $5.8 million of stock-based compensation expense, $2.4 million of restructuring and impairments expense, $1.7 million of other costs which primarily consist of accelerated depreciation related to the closure of the Mountaintop facility, and $40.1 million of SG&A expenses. The three months ended March 29, 2009 includes $2.6 million of stock-based compensation expense, $6.7 million of restructuring and impairments expense and $34.8 million of SG&A expenses.

MCCC. MCCC revenue increased $58.5 million or approximately 60% in the first quarter of 2010, compared to the same period in 2009. The majority of the increase was driven by higher unit volumes from an overall market improvement as well as increased market share at specific customers. The revenue increases were driven by continued growth in our power analog business as well as an increase in demand for our MOSFET products. A greater mix of lower average selling price products and price degradation partially offset the unit gain. Gross margin dollars increased $40.6 million or 250% from the prior year attributable to higher factory utilization, new products, and mix improvements.

MCCC had an operating income of $32.0 million for the first three months of 2010, compared to an operating loss of $4.6 million in the same period of 2009. The increase in operating income was due to the above mentioned gross margin, offset in part by increases in R&D and SG&A expenses due to increased variable compensation and the reinstatement of certain employee benefits which were temporarily suspended in early 2009.

PCIA. PCIA revenue increased $79.7 million or approximately 79% in the first quarter of 2010, compared to the same period of 2009. Revenue was higher in all regions and product lines mainly due to a recovery of overall market demand offset slightly by lower average selling prices and a reduction in distribution channel inventory. Gross margin dollars were higher on revenue, units, improved product mix, and lower manufacturing unit costs as a result of increased factory utilization.

PCIA had operating income of $43.6 million for first three months of 2010, compared to $3.0 million for the same period of 2009. The increase in operating income was due to higher gross margin as mentioned above. The increase was partially offset by increases in R&D and SG&A expense due to increased variable compensation and the reinstatement of certain employee benefits which were temporarily suspended in early 2009. In addition, there was an unfavorable impact from a strengthening of the Korean Won.

SDT. SDT revenue increased $16.6 million or approximately 69% in the first quarter of 2010, compared to the same period of 2009. The significant improvement in revenue is a result of the economic recovery, combined with new design wins going into production. The increase in units was also impacted by a reduction in distribution channel inventory and was partially offset by lower average selling prices. Gross margin dollars increased due to the higher revenue, improved product mix, and a focus on smaller products with lower freight and material costs.

SDT had operating income of $7.3 million for the first three months of 2010, compared to an operating loss of $1.0 million in the same period of 2009. The increase in operating income was due to higher gross margin as well as lower overall operating expenses as a percentage of revenue. In total, operating expenses remained fairly flat, with both R&D and G&A expenses decreasing slightly as a result of a reallocation of resources. This decrease was offset by an increase in selling expenses as a result of increased variable compensation and other marketing expenses.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and revolving credit facility.

Our senior credit facility consists of a $470.9 million term loan facility and a $100.0 million revolving line of credit. The senior credit facility imposes various restrictions upon us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. It also includes restrictive covenants that limit our ability to consolidate, merge or enter into acquisitions, create liens, pay dividends or make similar restricted payments, sell assets, invest in capital expenditures and incur indebtedness. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the senior credit facility also require our financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 2.5 to 1.0, a maximum net leverage ratio of 4.0 to 1.0 and to maintain four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures of at least $30.0 million. It defines the interest coverage ratio as the ratio of annualized interest expense to the cumulative four quarter trailing EBITDA and defines the maximum net leverage ratio as the ratio of debt, less up to $100 million (to the extent our unrestricted cash on hand exceeds $200 million), to the cumulative four quarter trailing EBITDA. EBITDA, as defined by the senior credit facility excludes restructuring, non-cash equity compensation and other adjustments as defined by the credit agreement. At March 28, 2010, we were in compliance with these covenants. Based on our current models, we expect to remain in compliance with our senior credit facility covenants. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our senior credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first quarter of 2010, our capital expenditures totaled $17.8 million.

Under our senior credit facility, we have revolving borrowing capacity of $100.0 million for working capital and general corporate purposes, including acquisitions. At March 28, 2010, the revolver was undrawn and after adjusting for outstanding letters of credit, we had $98.2 million available under the revolving credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $5.4 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. As of March 28, 2010, Standard and Poor’s rates our corporate unsecured debt at BB-. The sale of additional equity securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first three months of 2010, our cash provided by operating activities was $53.5 million compared to $19.4 million in the same period of 2009. The following table presents a summary of net cash provided by operating activities during the first three months of 2010 and 2009.

	Three Months Ended
	March 28, 2010	March 29, 2010
	(In millions)

Net income (loss)	$22.6	$(51.1)
Depreciation and amortization	40.3	37.6
Non-cash stock-based compensation	5.3	2.6
Deferred income taxes, net	2.0	(3.6)
Other, net	0.4	1.0
Change in other working capital accounts	(17.1)	32.9

Net cash provided by operating activities	$53.5	$19.4

Cash provided by operating activities increased $34.1 million during the first three months of 2010 as compared to the same period of 2009. The increase was mainly due to increased net income in 2010, offset partially by unfavorable changes in our working capital accounts.

Cash used in investing activities during the first three months of 2010 totaled $18.0 million compared to $16.8 million for the same period of 2009. The increase in the use of cash is primarily the result of higher capital expenditures in the first three months of 2010. Our capital expenditures during the first three months of 2010 were $17.8 million compared to $14.9 million in the same period in 2009.

Cash used in financing activities totaled $8.9 million in the first three months of 2010 compared to $1.3 million in the same period of 2009. The increase in the use of cash was primarily due to the purchase of $7.6 million of treasury stock in the first three months of 2010. There were no purchases of treasury stock in 2009.

As of March 28, 2010, we have not recorded any net unrecognized tax benefits, compared to approximately $10.4 million at December 27, 2009. For the first quarter of 2010, we decreased unrecognized tax benefits by $10.4 million representing the settlement of a Korea income tax audit. The decrease was due to cash payments payable to the taxing authority along with the effective settlement of other unrecognized tax benefits. There was no net material impact to the effective tax rate as a result of the settlement of the Korea income tax audit.

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

Forward Looking Statements

This quarterly report contains “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For Example, the Outlook section below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Risk Factors section. Among these factors are the following: current economic uncertainty, including disruptions in the credit markets, as well as future economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); technological and product development risks, including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of manufacturing capacity; the risk of production delays; the inability to attract and retain key management and other employees; risks related to warranty and product liability claims; risks inherent in doing business internationally; changes in tax regulations or the migration of profits from low tax jurisdictions to higher tax jurisdictions; availability and cost of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

Recently Issued Financial Accounting Standards

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets – An Amendment of FASB Statement 140. The SFAS amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the concept of a qualified special-purpose entity and related guidance, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of SFAS 166 did not have a material effect on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation 46(R). The SFAS amends FIN46(R), Consolidation of Variable Interest Entities, to require former qualified special-purpose entities to be evaluated for consolidation and also changes the approach to determining a variable interest entity’s (VIE) primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs. This statement was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The adoption of SFAS 167 did not have a material effect on our consolidated financial position and results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), Measuring Liabilities at Fair Value. This ASU amends ASC 820, Fair Value Measurements and Disclosures Topic to provide further guidance on how to measure the fair value of a liability. This statement is effective as of the beginning of the first reporting period beginning after issuance. The adoption of ASU 2009-05 did not have a material effect on our consolidated financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Improving Disclosures about Fair Value Measurements. This ASU amends ASC 820, Fair Value Measurements and Disclosures Topic to provide further guidance on fair value disclosures. This statement is effective as of the beginning of the first reporting period beginning after issuance. The adoption of ASU 2010-06 did not have a material effect on our consolidated financial position and results of operations.

In March 2010, the FASB issued Accounting Standards Update No. 2010-11 (ASU 2010-11), Scope Exceptions Related to Embedded Credit Derivative. This ASU amends ASC 815, Derivatives and Hedging Topic to amend the embedded derivative scope exceptions for credit derivatives. This statement is effective as of the first fiscal quarter beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have a material effect on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International’s annual report on Form 10-K for the year ended December 27, 2010 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 52 of the Form 10-K. There were no material changes in the information we provided in our Form 10-K during the period covered by this Quarterly Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of March 28, 2010, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first three months of 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

POWI 4: On February 10, 2010 Fairchild and System General filed a lawsuit in Suzhou, China against four Power Integrations entities and seven vendors. The lawsuit claims that Power Integrations violates four Fairchild/System General patents. Fairchild is seeking an injunction against the Power Integration products and over $17.0 million in damages.

Other Legal Claims. From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

We have analyzed the potential litigation outcomes from our current litigation in accordance with the Contingency Topic of the FASB ASC. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of March 28, 2010, our balance for potential litigation outcomes was $6.7 million.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2009. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and financial condition.

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

If we provide revenue and gross margin guidance, it is based on our projections of consumer and corporate spending. If our projections of these expenditures are wrong, our revenues and gross margins could be adversely affected. For example, beginning in the third quarter and continuing into the fourth quarter of 2008, we observed progressively weakening order rates which we attributed to uncertainty and deterioration of global economic conditions. While order rates improved throughout 2009, our current business forecasting remains hampered by poor forward visibility, as our OEM and distributor customers remain cautious in their booking activity.

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

Distributors accounted for 67% of our net sales for the quarter ended March 28, 2010. Our top five distributors worldwide accounted for 18% of our net sales for the year ended March 28, 2010. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Our continued success depends on our ability to attract and retain skilled personnel, including technical, marketing, management and staff personnel. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees, is intense, particularly in the “up” portions of our business cycle, when competitors may try to recruit our most valuable technical employees. While we devote a great deal of our attention to designing competitive compensation programs aimed at accomplishing this goal, we modified many of our compensation programs in fiscal 2009 in response to the global economic crisis. As a result of these modifications, total compensation for many employees was reduced and many were required to take on additional responsibilities to compensate for headcount reductions. While many of the compensation programs have been restored for fiscal 2010, our current equity compensation programs are significantly different than those offered prior to 2009 and there can be no assurance that we will be able to retain our current personnel or recruit the key personnel we require.

If we must reduce our use of equity awards to compensate our employees, our competitiveness in the employee marketplace could be adversely affected. Our results of operations could vary as a result of the methods, estimates and judgments we use to value our stock-based compensation.

Like most technology companies, we have a history of using broad-based employee stock programs to recruit and retain our workforce in a competitive employment marketplace. Our success will depend in part upon the continued use of stock options, restricted stock units, deferred stock units and performance-based equity awards as a compensation tool. We are currently seeking and we plan to seek stockholder approval in the future for increases in the number of shares available for grant under the Fairchild Semiconductor 2007 Stock Plan as well as other amendments that may be adopted from time to time which require stockholder approval. If these proposals do not receive stockholder approval, we may not be able to grant stock options and other equity awards to employees at the same levels as in the past, which could adversely affect our ability to attract, retain and motivate qualified personnel, and we may need to increase cash compensation in order to attract, retain and motivate employees, which could adversely affect our results of operations. Additionally, in 2009 we relied almost exclusively on grants of restricted stock units, deferred stock units and performance based equity awards in place of stock options. We expect to continue that practice in 2010. While we believe that our compensation policies remained competitive with our peers, we cannot provide any assurance that we have not, and will not continue in the future to lose opportunities to recruit and retain key employees as a result of these changes.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 74% of our revenues in the quarter ended March 28, 2010 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 13% of our revenue for the quarter ended March 28, 2010.

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

We are a leveraged company with a ratio of debt to equity at March 28, 2010 of approximately 0.4 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At March 28, 2010, we had total debt of $470.9 million and the ratio of this debt to equity was approximately 0.4 to 1. As of March 28, 2010, our senior credit facility includes $470.9 million in term loans and the $100 million revolving line of credit. Adjusted for outstanding letters of credit, we had up to $98.2 million available under the revolving loan portion of the senior credit facility. In addition, there is a $150 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have significant consequences on our operations. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. As of March 28, 2010, the senior credit facility permits borrowings of up to $100 million in revolving loans under the line of credit and up to $150 million under the uncommitted incremental term loan feature, in addition to the outstanding $ 470.9 million term loans that are currently outstanding under that facility. As of March 28, 2010, adjusted for outstanding letters of credit, we had up to $98.2 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

As of March 28, 2010, we owned auction rate securities with a par value of $51.3 million and market value of $36.4 million. We originally purchased these securities believing them to be safe, short-term and highly liquid investments. However, as a result of the systemic failure of the auction rate securities market, these securities are no longer liquid. While we continue to accrue and receive interest on these securities at the contractual rate, there can be no assurance that there will ever be an active market for our auction rate securities. Uncertainties in the credit and capital markets could lead to further downgrades of our auction rate securities and additional impairments. Additionally, auction failures have limited our ability to fully recover the par value of our investment in the short term and even if we hold the securities to maturity, the long-term value of the auction rate securities may potentially be impacted by issuer defaults. We do not anticipate that the lack of liquidity or future downgrades and impairments will materially impact our ability to fund out working capital needs, capital expenditures or other business requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the company of its own common stock during the first quarter of 2010.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 28, 2009 - January 24, 2010			—	—
January 25, 2010 - February 21, 2010			—	—
February 22, 2010 - March 28, 2010	734,810	10.35	—	—

Total	734,810	$10.35	—	—

All of these shares were purchased by the company in open-market transactions and were authorized by the Board of Directors. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934.

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

Fairchild Semiconductor International, Inc.

Date: May 7, 2010	/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller (Principal Accounting Officer)