Form 10-Q
period 2010-06-27
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2010-08-04
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 27, 2010:

Title of Each Class	Number of Shares
Common Stock	124,724,551

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	June 27, 2010	December 27, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$459.7	$415.8
Short-term marketable securities	0.1	0.1
Accounts receivable, net of allowances of $27.5 and $32.8 at June 27, 2010 and December 27, 2009, respectively	173.1	134.0
Inventories	210.2	189.5
Deferred income taxes, net of allowances	12.7	13.5
Other current assets	25.8	28.3

Total current assets	881.6	781.2
Property, plant and equipment, net	640.2	653.2
Deferred income taxes, net of allowances	10.3	12.0
Intangible assets, net	69.9	81.1
Goodwill	161.3	161.3
Long-term securities	36.7	35.8
Other assets	37.6	37.8

Total assets	$1,837.6	$1,762.4

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.3	$5.3
Accounts payable	145.9	119.6
Accrued expenses and other current liabilities	98.5	70.6

Total current liabilities	249.7	195.5
Long-term debt, less current portion	439.3	466.9
Deferred income taxes	31.2	30.9
Other liabilities	30.1	40.2

Total liabilities	750.3	733.5
Commitments and contingencies (Note 11)
Temporary equity - deferred stock units	2.1	2.3
Stockholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	1,417.3	1,406.6
Accumulated deficit	(274.3)	(340.7)
Accumulated other comprehensive loss	(2.8)	(1.9)
Less treasury stock (at cost)	(56.3)	(38.7)

Total stockholders’ equity	1,085.2	1,026.6

Total liabilities, temporary equity and stockholders’ equity	$1,837.6	$1,762.4

See accompanying notes to unaudited consolidated financial statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Total revenue	$409.6	$277.9	$787.6	$501.2
Cost of sales	266.3	213.3	522.7	402.6

Gross margin	143.3	64.6	264.9	98.6

Gross margin %	35.0%	23.2%	33.6%	19.7%

Operating expenses:
Research and development	29.1	25.6	57.5	49.4
Selling, general and administrative	56.0	43.7	108.3	88.4
Amortization of acquisition-related intangibles	5.6	5.6	11.2	11.1
Restructuring and impairments	—	11.3	2.4	18.0

Total operating expenses	90.7	86.2	179.4	166.9

Operating income (loss)	52.6	(21.6)	85.5	(68.3)

Other expense, net	2.6	5.7	5.0	11.0

Income (loss) before income taxes	50.0	(27.3)	80.5	(79.3)

Provision (benefit) for income taxes	6.2	(2.4)	14.1	(3.3)

Net income (loss)	$43.8	$(24.9)	$66.4	$(76.0)

Net income (loss) per common share:

Basic	$0.35	$(0.20)	$0.53	$(0.61)

Diluted	$0.34	$(0.20)	$0.52	$(0.61)

Weighted average common shares:
Basic	125.2	123.9	125.0	123.7

Diluted	128.1	123.9	128.3	123.7

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net income (loss)	$43.8	$(24.9)	66.4	$(76.0)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(0.1)	0.2	1.7	(1.6)
Net amount reclassified to earnings for hedging	(1.6)	3.2	(0.9)	6.7
Net change associated with fair value of securities	(2.2)	5.0	0.7	4.2
Net change associated with pension transactions	(2.4)	(0.4)	(2.4)	(0.4)

Comprehensive income (loss)	$37.5	$(16.9)	$65.5	$(67.1)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net income (loss)	$66.4	$(76.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79.7	79.6
Non-cash stock-based compensation expense	11.2	6.5
Non-cash restructuring and impairment expense	—	0.8
Non-cash interest income	(0.3)	(0.3)
Non-cash financing expense	0.8	0.7
(Gain) Loss on disposal of property, plant, and equipment	0.1	0.1
Deferred income taxes, net	2.9	(7.7)
Gain on debt buyback	—	(0.8)
Gain on sale of equity investment	—	(0.2)
Write-off of equity investment	—	2.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(39.1)	40.1
Inventories	(21.6)	34.3
Other current assets	0.3	8.1
Current liabilities	51.5	(13.8)
Other assets and liabilities, net	(10.8)	(0.9)

Net cash provided by operating activities	141.1	72.8

Cash flows from investing activities:
Purchase of marketable securities	—	(0.3)
Sale of marketable securities	—	0.3
Maturity of marketable securities	0.1	0.1
Capital expenditures	(50.9)	(21.4)
Purchase of molds and tooling	(0.6)	(0.8)
Acquisitions and divestitures, net of cash acquired	—	(1.5)

Net cash used in investing activities	(51.4)	(23.6)

Cash flows from financing activities:
Repayment of long-term debt	(27.6)	(16.4)
Proceeds from issuance of common stock and from exercise of stock options, net	0.2	—
Purchase of treasury stock	(17.6)	—
Debt financing costs	(0.8)	(0.7)

Net cash used in financing activities	(45.8)	(17.1)

Net change in cash and cash equivalents	43.9	32.1
Cash and cash equivalents at beginning of period	415.8	351.5

Cash and cash equivalents at end of period	$459.7	$383.6

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

Note 2 – Financial Statement Details

	June 27, 2010	December 27, 2009
	(In millions)
Inventories, net
Raw materials	$38.2	$29.4
Work in process	108.3	96.4
Finished goods	63.7	63.7

	$210.2	$189.5

Property, plant and equipment
Land and improvements	$24.1	$24.1
Buildings and improvements	335.5	332.3
Machinery and equipment	1,635.7	1,615.3
Construction in progress	61.5	46.7

Total property, plant and equipment	2,056.8	2,018.4
Less accumulated depreciation	1,416.6	1,365.2

	$640.2	$653.2

	June 27, 2010	December 27, 2009
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$60.9	$34.8
Accrued interest	0.8	2.6
Taxes payable	11.4	5.0
Restructuring and impairments	9.3	10.2
Other	16.1	18.0

	$98.5	$70.6

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
		(In millions)
Other expense, net
Interest expense	$3.0	$5.3	$6.0	$11.6
Interest income	(0.7)	(0.9)	(1.4)	(2.0)
Other (income) expense, net	0.3	1.3	0.4	1.4

Other expense, net	$2.6	$5.7	$5.0	$11.0

Note 3 – Computation of Net Income (loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to potentially dilutive securities. There is no dilution when a net loss exists. Potentially dilutive common equivalent securities consist of stock options, performance units (PUs), deferred stock units (DSUs) and restricted stock units (RSUs). In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period using the treasury share method. Certain potential shares of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions, except per share data)
Basic:
Net income (loss)	$43.8	$(24.9)	$66.4	$(76.0)

Weighted average shares outstanding	125.2	123.9	125.0	123.7

Net income (loss) per share	$0.35	$(0.20)	$0.53	$(0.61)

Diluted:
Net income (loss)	$43.8	$(24.9)	$66.4	$(76.0)

Basic weighted average shares outstanding	125.2	123.9	125.0	123.7
Assumed exercise of common stock equivalents	2.9	—	3.3	—

Diluted weighted average common and common equivalent shares	128.1	123.9	128.3	123.7

Net income (loss) per share	$0.34	$(0.20)	$0.52	$(0.61)

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	11.0	21.4	12.0	21.3

Note 4 – Supplemental Cash Flow Information

	Six Months Ended
	June 27, 2010	June 28, 2009
	(In millions)
Cash paid for:
Income taxes, net	$7.7	$7.4

Interest	$4.9	$13.4

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

The assets and liabilities measured at fair value on a recurring basis include securities and derivatives. Financial instruments classified as Level 1 are securities traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency-backed securities that are traded by dealers or brokers in active over-the-counter markets. Derivatives are classified as Level 2 financial instruments. The only financial instruments classified as Level 3 are auction rate securities.

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

The company performed its own discounted cash flow (DCF) calculation to determine the estimated fair value of the auction rate securities. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. The inputs for the company’s DCF were based upon publicly available data as well as the company’s own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from four to ten years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 27, 2010.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Foreign Currency Derivatives
Assets	$1.7	$—	$1.7	$—
Liabilities	(1.5)	—	(1.5)	—

	$0.2	$—	$0.2	$—

Securities
Marketable securities	$2.5	$2.5	$—	$—
Auction rate securities	34.3	—	—	34.3

	$36.8	$2.5	$—	$34.3

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the six months ended June 27, 2010.

Auction Rate Securities
(In millions)

Balance at beginning of period	$33.4
Total realized and unrealized gains or (losses)
Included in net income	—
included in OCI	0.6
Accretion of impairments included in net loss	0.3
Purchases, issuances and settlements	—

Balance at end of period	$34.3

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under the Financial Instrument Topic of the FASB ASC. The fair value of the term loan is determined utilizing current trading prices obtained from indicative market data.

	June 27, 2010		December 27, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In millions)
Long-Term Debt:
Term Loan	$444.6	$430.9	$472.2	$449.2

Note 6 – Derivatives

Derivatives. The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with the requirements of the Derivatives and Hedging Topic of the FASB ASC, the fair value of these hedges is recorded on the balance sheet. For the fair value of derivatives, see Note 5.

Foreign Currency Derivatives. The company uses currency forward and combination option contracts to hedge a portion of its forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine peso, Malaysian ringgit, Korean won and Chinese yuan. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 18 months or less.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the three and six months ended June 27, 2010 and June 28, 2009. No cash flow hedges were derecognized or discontinued during the three and six months ended June 27, 2010 and June 28, 2009.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $0.2 million of net unrealized derivative gains included in AOCI will be reclassified into earnings within the next twelve months.

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

The table below shows the notional principal and the location and amounts of the derivative fair values in the statement of operations and the consolidated balance sheet as of and for the periods ended June 27, 2010 and December 27, 2009. Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 27, 2010 and December 27, 2009. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	As of and for the Six Months Ended June 27, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)

Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$—	$—	$—	Interest expense	$(1.8)	$(1.8)
Derivatives in Cash Flow Hedges
Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$48.3	$1.6	$1.6	Revenue
Derivatives for forecasted revenues	Current liabilities	—	—	—	Revenue
Derivatives for forecasted expenses	Current assets	16.9	0.1	0.1	Revenue
Derivatives for forecasted expenses	Current liabilities	126.0	(1.4)	(1.4)	Expenses

Total of derivatives position		$191.2	$0.3	$0.3		$—	$—

Positions no longer open at quarter end					Revenue	$0.7	$0.7
Positions no longer open at quarter end					Expenses	2.1	2.1

Total of positions no longer open at quarter end						$2.7	$2.7

	As of and for the Six Months Ended June 27, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)

Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$150.0	$(1.8)	$(1.8)	Interest expense	$(6.2)	$(6.2)
Derivatives in Cash Flow Hedges
Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current liabilities	$21.2	$(0.2)	$(0.2)	Revenue	$—	$—
Derivatives for forecasted expenses	Current assets	63.4	1.5	1.5	Expenses	—	—
Derivatives for forecasted expenses	Current liabilities	14.5	—	—

Total of derivatives position		$99.1	$1.3	$1.3		$—	$—

Positions no longer open at quarter end				$—	Revenue	$1.0	$1.0
Positions no longer open at quarter end				—	Expenses	(3.5)	(3.5)

Total of positions no longer open at quarter end				$—		$(2.5)	$(2.5)

Gain (Loss) Recognized in OCI for Derivative Instruments (1)

Six Months Ended June 27, 2010
Interest rate contract	$1.8
Foreign exchange contracts	(1.0)

$0.8

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of and for the Six Months Ended June 27, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Derivatives related to existing assets	Current assets	$—	$—	Revenue	$—
Derivatives related to existing liabilities	Current liabilities	18.9	(0.1)	Expenses	(0.1)

Total of derivatives in a net liability position		$18.9	$(0.1)		$(0.1)

Positions no longer open at year end				Revenue	$0.1
Positions no longer open at year end				Expenses	0.4

Total of positions no longer open at year end					$0.5

	As of and for the Six Months Ended June 27, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
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

All of the company’s securities are classified as available-for-sale. In accordance with the Investments – Debt and Equity Securities Topic of the FASB ASC, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of AOCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no realized gains or losses on sales of securities in the first quarter of 2010 or 2009. Proceeds from sales of available-for-sale securities totaled $0.3 million for the three months ended March 29, 2009. There were no sales of available-for-sale securities during 2010.

Securities are summarized as of June 27, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total marketable securities	$0.1	$—	$—	$0.1

Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.9	$0.2	$—	$2.1
Corporate debt securities	0.3	—	—	0.3
Auction rate securities	36.5	—	(2.2)	34.3

Total securities	$38.7	$0.2	$(2.2)	$36.7

In aggregate, the auction rate securities moved into an unrealized loss position during the second quarter of 2010. The unrealized loss is attributable to the widening of credit spreads for riskier assets used in the DCF valuation process due to uncertainty and volatility in the credit markets resulting primarily from the European debt situation and other global economic uncertainty. However, the company does not intend to sell or believe it is more likely than not that the company would be required to sell the securities before a recovery of the amortized cost basis of the investment. In addition, as a result of the continued performance of the issue and its’ insurance guarantee, the company considers this decrease in fair value to be temporary in nature.

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

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of June 27, 2010.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.1	$0.1
Due after one year through three years	0.5	0.5
Due after three years through ten years	1.2	1.3
Due after ten years	37.0	34.9

	$38.8	$36.8

As of June 27, 2010, auction rate securities with a market value of $34.3 million are included in the table above in contractual maturities due after ten years. The company’s auction rate securities are composed of approximately $22.4 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $11.9 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to accrue and receive interest on these securities based on a contractual rate.

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

The following table presents a roll forward of the amount related to credit losses recognized in earnings during the six months ended June 27, 2010.

Credit Losses Recognized in Earnings
(In millions)

Balance at beginning of period	$15.1
Accretion of impairments included in net income	(0.3)

Balance at end of period	$14.8

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

The following table presents selected operating segment financial information for the three and six months ended June 27, 2010 and June 28, 2009.

	Three months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions)
Revenue and operating income (loss):
MCCC
Total revenue	$168.8	$130.9	$324.9	$228.6
Operating income	41.2	22.2	73.2	17.6

PCIA
Total revenue	193.1	118.4	374.3	219.9
Operating income	52.5	8.1	96.1	11.1

SDT
Total revenue	47.7	28.6	88.4	52.7
Operating income	9.5	0.9	16.8	(0.1)

Corporate
Restructuring and impairments expense	—	(11.3)	(2.4)	(18.0)
Stock-based compensation expense	(5.9)	(3.9)	(11.7)	(6.5)
Selling, general and administrative expense	(43.1)	(37.6)	(83.2)	(72.4)
Other (1)	(1.6)	—	(3.3)	—

Total consolidated
Total revenue	$409.6	$277.9	$787.6	$501.2
Operating income (loss)	$52.6	$(21.6)	$85.5	$(68.3)
Other expense, net	$2.6	$5.7	$5.0	$11.0

Income (loss) before income taxes	$50.0	$(27.3)	$80.5	$(79.3)

(1)	Other primarily consists of accelerated depreciation related to the planned closure of the Mountaintop facility.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of June 27, 2010		As of December 27, 2009
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(In millions)

Identifiable intangible assets:
Developed technology	2 - 15 years	$238.9	$(189.6)	$238.9	$(180.3)
Customer base	8 - 10 years	81.6	(64.6)	81.6	(63.3)
Core technology	10 years	3.9	(1.3)	3.9	(1.1)
Assembled workforce	5 years	1.0	(0.8)	1.0	(0.7)
Process technology	5 years	1.6	(1.1)	1.6	(0.9)
Patents	4 years	5.9	(5.6)	5.9	(5.5)
Trademarks and tradenames	1 year	25.2	(25.2)	25.2	(25.2)

Subtotal		358.1	(288.2)	358.1	(277.0)
Goodwill		161.3		161.3	—

Total		$519.4	$(288.2)	$519.4	$(277.0)

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of June 27, 2010 and December 27, 2009
Goodwill	161.3	148.8	54.5	364.6
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$161.3	$—	$—	$161.3

The following table presents the estimated amortization expense for intangible assets for the remainder of 2010 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2010	$11.2
Fiscal 2011	18.0
Fiscal 2012	15.8
Fiscal 2013	13.3
Fiscal 2014	5.4
Fiscal 2015	3.0

Note 10 – Restructuring and Impairments

During the three and six months ended June 27, 2010, the company recorded restructuring and impairment charges, net of releases, of $0 and $2.4 million, respectively. The net amount of $0 recorded during the second quarter is comprised of a $2.4 million restructuring expense reversal as well as charges of $1.3 million in employee separation costs, $0.5 million of fab closure costs and $0.2 million in releases associated with the 2009 Infrastructure Realignment Program and $0.8 million in employee separation costs associated with the 2010 Infrastructure Realignment Program.

The reversal of $2.4 million of restructuring expense relates to the fourth quarter of 2008 and the first six months of 2009 as pension payments to severed employees from the 2008 Infrastructure Realignment Program had been recorded as restructuring expense instead of offsetting the net pension asset. At the time, these pension payments were paid out of operating cash instead of the pension fund. In the second quarter of 2010, the company was reimbursed by the pension fund. We have evaluated this out of period adjustment and determined it to be immaterial.

The charges in the first quarter include $1.6 million of employee separation costs, $0.6 million of fab closure costs and $0.2 million in releases associated with the 2009 Infrastructure Realignment Program as well as $0.4 million in employee separation costs associated with the 2010 Infrastructure Realignment Program.

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

The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment and costs for the continued refinement of our manufacturing strategy. The 2009 Infrastructure Realignment Program includes costs associated with the planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the quarterly periods ended March 28, 2010 and June 27, 2010 (in millions).

	Accrual Balance at 12/27/2009	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/28/2010
2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.1		$(0.1)			$0.0

2008 Infrastructure Realignment Program:
Employee Separation Costs	0.4		(0.1)			0.3
Lease Impairment Costs	1.6		(0.2)			1.4

2009 Infrastructure Realignment Program:
Employee Separation Costs	8.1	1.6	(1.7)	(0.2)		7.8
Fab Closure Costs	—	0.6	(0.6)

2010 Infrastructure Realignment Program:
Employee Separation Costs	—	0.4	(0.4)			—

	$10.2	$2.6	$(3.1)	$(0.2)	$—	$9.5

	Accrual Balance at 3/28/2010	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 6/27/2010
2008 Infrastructure Realignment Program:
Employee Separation Costs	0.3	(2.4)	2.4	—	—	0.3
Lease Impairment Costs	1.4		(0.3)			1.1

2009 Infrastructure Realignment Program:
Employee Separation Costs	7.8	1.3	(1.2)	(0.2)		7.7
Fab Closure Costs	—	0.5	(0.5)			—

2010 Infrastructure Realignment Program:
Employee Separation Costs	—	0.8	(0.6)			0.2

	$9.5	$0.2	$(0.2)	$(0.2)	$—	$9.3

The company has substantially completed payment of the remaining employee severance accruals related to the 2008 Infrastructure Realignment Program. Payouts associated with the 2008 lease impairment will be made on a regular basis and will be complete by the fourth quarter of 2011. The consolidation of the South Korea fabrication processes and the planned closure of the Mountaintop facility were expected to be completed during the second quarter of 2011. Recently, during the third quarter of 2010, the company decided to extend the Mountaintop closure until the end of 2012 to better support strong customer demand and our significant pipeline of new products.

Note 11 – Contingencies

Patent Litigation with Power Integrations, Inc. There are four outstanding proceedings with Power Integrations.

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

On June 22, 2009, the new trial on willfulness was held. On July 23, 2010, the court ruled that our infringement was willful. Based on this finding, the court has discretion to increase the $6.1 million damages award by up to three times that amount. Additionally, the court has awarded Power Integrations pre-judgment interest and may also require us to pay Power Integrations’ attorney’s fees.

The final damages award, willfulness finding, injunction, and other issues are subject to appeal and the company expects to challenge several aspects of the litigation on appeal. When the company appeals, the company likely will be required to post a bond or provide other security in an amount equal to the final damages award for the duration of the appeal process.

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

POWI 3: On November 4, 2009, Power Integrations, Inc. filed a complaint for patent infringement against the company and two of the company’s subsidiaries in the United States District Court for the Northern District of California alleging that several of our products infringe three of Power Integrations’ patents. One of those patents has since been dropped from the case. The company intends to put on a vigorous defense against these claims. In the same lawsuit we have filed counterclaims against Power Integrations, alleging Power Integrations’ products infringe certain claims of one of our patents.

Reexaminations: Parallel to the above federal court proceedings, the company also petitioned the U.S. Patent and Trademark Office (USPTO) for reexamination of all unexpired patents claims asserted in POWI 1 and POWI 2 (those being all asserted claims from three of the four patents asserted in POWI 1 (the fourth patent has expired) and all of the patent claims asserted in POWI 2). Of the 24 claims at issue in the three patents from POWI 1, 22 have been finally rejected by the USPTO. In POWI 2, all claims from the third patent which was asserted against us (from the patent which was not previously asserted in POWI 1) have been initially rejected by the USPTO.

POWI 4: On February 10, 2010 Fairchild and System General filed a lawsuit in Suzhou, China against four Power Integrations entities and seven vendors. The lawsuit claims that Power Integrations violates four Fairchild/System General patents. Fairchild is seeking an injunction against the Power Integrations products and over $17.0 million in damages. Power Integrations is currently seeking to invalidate the Fairchild/System General patents in proceedings before the Chinese patent office.

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows. Legal costs are expensed as incurred.

The company has analyzed the potential litigation outcomes from our current litigation in accordance with the Contingency Topic of the FASB ASC. While the exact amount of these losses is not known, the company has recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of June 27, 2010, our balance for potential litigation outcomes was $6.7 million. While the company is still assessing the adequacy of the reserves in light of the recent ruling in POWI 1, it is not anticipated to have a material impact on liquidity.

Note 12 – Long-Term Debt

Long-term debt consists of the following at:

	June 27, 2010	December 27, 2009
	(In millions)

Term Loan	444.6	472.2

Total debt	444.6	472.2
Current portion of long-term debt	(5.3)	(5.3)

Long-term debt, less current portion	$439.3	$466.9

Effective May 25, 2010, the company amended the credit agreement to make certain technical modifications to the definition of cumulative net income and provide the company with greater operational flexibility over the remaining life of the loan. As a result of this amendment, the company incurred cash charges of $0.8 million which were deferred and will be amortized over the remaining term of the debt.

Note 13 – Subsequent Events

On July 30, 2010, the Company paid down $121.6 million of long term debt. After taking into consideration regularly scheduled principal payments and the debt pay down the new long term debt balance is $321.6 million.

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

Overview

We entered 2010 as a leaner and more focused company positioned to gain market share and accelerate the improvement of our business in 2010 and beyond. We have built a combination of technologies, products and supply chain capabilities to support our target markets as we continue to develop innovative analog and power management solutions that enable greater energy efficiency and wireless mobility.

We continue to proactively take actions to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. We continue to manage our production output to maintain channel inventories within our new lower target range of 7.5 to 8.5 weeks. We ended the second quarter of 2010 with channel inventories at 8 weeks. Internal inventories increased by $20.7 million during the first six months of 2010, however days of internal inventory remained approximately flat with last quarter.

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

SDT products are core building block components for many electronic applications. This segment is moving to a more simplified and focused operating model to make the selling and support of these products easier and more profitable. The right operational structure and part portfolio should enable our standard products group to continue to generate solid cash flow with minimal investment

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Six Months Ended
	June 27, 2010		June 28, 2009		June 27, 2010		June 28, 2009
	(Dollars in millions)
Total revenue	$409.6	100.0%	$277.9	100.0%	$787.6	100.0%	$501.2	100.0%
Gross margin	143.3	35.0%	64.6	23.2%	264.9	33.6%	98.6	19.7%

Operating expenses:
Research and development	29.1	7.1%	25.6	9.2%	57.5	7.3%	49.4	9.9%
Selling, general and administrative	56.0	13.7%	43.7	15.7%	108.3	13.8%	88.4	17.6%
Amortization of acquisition-related intangibles	5.6	1.4%	5.6	2.0%	11.2	1.4%	11.1	2.2%
Restructuring and impairments	—	0.0%	11.3	4.1%	2.4	0.3%	18.0	3.6%

Total operating expenses	90.7	22.1%	86.2	31.0%	179.4	22.8%	166.9	33.3%

Operating income (loss)	52.6	12.8%	(21.6)	-7.8%	85.5	10.9%	(68.3)	-13.6%

Other expense, net	2.6	0.6%	5.7	2.1%	5.0	0.6%	11.0	2.2%

Income (loss) before income taxes	50.0	12.2%	(27.3)	-9.8%	80.5	10.2%	(79.3)	-15.8%

Provision (benefit) for income taxes	6.2	1.5%	(2.4)	-0.9%	14.1	1.8%	(3.3)	-0.7%

Net income (loss)	$43.8	10.7%	$(24.9)	-9.0%	$66.4	8.4%	$(76.0)	-15.2%

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

	Three Months Ended				Six Months Ended
	June 27, 2010		June 28, 2009		June 27, 2010		June 28, 2009
	(Dollars in millions)

Non GAAP measures
Adjusted net income (loss)	$51.3		$(3.5)		$83.1		$(43.6)
Adjusted gross margin	144.2	35.2%	68.9	24.8%	267.0	33.9%	102.9	20.5%
Free cash flow	54.5		46.9		90.2		51.4

Reconciliation of Net Income to Adjusted Net Income
Net income (loss)	43.8		(24.9)		66.4		(76.0)
Adjustments to reconcile net income (loss) to adjusted net income (loss):
Restructuring and impairments	—		11.3		2.4		18.0
Net impairment/gain on equity investments	—		2.1		—		2.1
Gain associated with debt buyback	—		(0.8)		—		(0.8)
Accelerated depreciation on assets related to fab closure	0.9		3.7		2.2		3.7
Inventory release associated with fab closure	—		0.6		(0.1)		0.6
Amortization of acquisition-related intangibles	5.6		5.6		11.2		11.1
Associated net tax effects of the above and other acquisition-related intangibles	1.0		(1.1)		1.0		(2.3)

Adjusted net income (loss)	$51.3		$(3.5)		$83.1		$(43.6)

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	143.3		64.6		264.9		98.6
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	0.9		3.7		2.2		3.7
Inventory release associated with fab closure	—		0.6		(0.1)		0.6

Adjusted gross margin	$144.2		$68.9		$267.0		$102.9

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$87.6		$53.4		$141.1		$72.8
Capital expenditures	(33.1)		(6.5)		(50.9)		(21.4)

Free cash flow	$54.5		$46.9		$90.2		$51.4

Total Revenue. Total revenue in the second quarter and first six months of 2010 increased by $131.7 million and $286.4 million or approximately 47% and 57%, respectively, compared to the same periods in 2009. The increase in revenue was primarily driven by an increase in unit sales as a result of stronger demand and improvements in product mix. For the first six months of 2010, this increase in revenue was slightly offset by a decline in average selling price. In the second quarter of 2010, the increase in revenue was also driven by an increase in average selling prices when compared to the same period in 2009.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three and six months ended June 27, 2010 and June 28, 2009. The U.S. showed signs of strong economic recovery in the second quarter of 2010, especially in the industrial and consumer markets, leading to the increased revenue as a percentage of sales over the same periods in 2009.) All other locations had minimal percentage changes.

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

U.S.	12%	7%	11%	8%
Other Americas	3	4	3	4
Europe	13	11	13	13
China	33	34	33	34
Taiwan	15	18	16	15
Korea	13	15	13	15
Other Asia/Pacific	11	11	11	11

Total	100%	100%	100%	100%

Gross Margin. In the second quarter and first six months of 2010 gross margin dollars increased by $78.7 million and $166.3 million and gross margin percent improved from 23.2% to 35.0 % and 19.7% to 33.6%, respectively, as compared to the same periods in 2009. The increase in gross margin is due to increased revenue, higher unit volumes, improvement in product mix, and lower manufacturing unit costs as a result of higher factory utilization due to higher demand. In addition, gross margin in the second quarter of 2010 was reduced by $0.9 million of accelerated depreciation due to the planned closure of the Mountaintop facility.

Adjusted Gross Margin. In the second quarter and first six months of 2010 adjusted gross margin dollars increased by $75.3 million and $164.1 million and adjusted gross margin percent improved from 24.8% to 35.2% and 20.5% to 33.9%, respectively, as compared to the same periods in 2009 for the reasons listed above. Adjusted gross margin does not include the accelerated depreciation due to the planned closure of the Mountaintop facility. See reconciliation of gross margin to adjusted gross margin above.

Operating Expenses. Research and development (R&D) expenses increased during the second quarter and first six months of 2010 as compared to the same periods in 2009 primarily due to the increases in variable compensation. Increases in selling dollars were driven by higher variable compensation, increased travel expenses as well as higher sales commissions. General and administrative (G&A) expenses also increased during the second quarter and first six months of 2010 as compared to the same periods in 2009 due to the increases in variable compensation, increases in equity compensation, and other payroll related increases including merit and headcount increases. Increased travel, higher legal expenses and the reinstatement of benefits that were temporarily suspended in early 2009 also drove the increase in G&A.

During the three and six months ended June 27, 2010, we recorded restructuring and impairment charges, net of releases, of $0 and $2.4 million, respectively. The net amount of $0 recorded during the second quarter is comprised of a $2.4 million restructuring expense reversal as well as charges of $1.3 million in employee separation costs, $0.5 million of fab closure costs and $0.2 million in releases associated with the 2009 Infrastructure Realignment Program and $0.8 million in employee separation costs associated with the 2010 Infrastructure Realignment Program.

The reversal of $2.4 million of restructuring expense relates to the fourth quarter of 2008 and the first six months of 2009 as pension payments to severed employees from the 2008 Infrastructure Realignment Program had been recorded as restructuring expense instead of offsetting the net pension asset. At the time, these pension payments were paid out of operating cash instead of the pension fund. In the second quarter of 2010, we were reimbursed by the pension fund. We have evaluated this out of period adjustment and determined it to be immaterial.

The charges in the first quarter include $1.6 million of employee separation costs, $0.6 million of fab closure costs and $0.2 million in releases associated with the 2009 Infrastructure Realignment Program as well as $0.4 million in employee separation costs associated with the 2010 Infrastructure Realignment Program.

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

The 2010 Infrastructure Realignment Program includes costs to simplify and realign some of the activities within the MCCC segment as well as costs for the continued refinement of our manufacturing strategy.

The closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea was announced in the first quarter of 2009 and the charges associated with those programs are included in the 2009 Infrastructure Realignment Program. The 2009 Infrastructure Realignment Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy. While we had originally anticipated that this closure would be completed in 2010, we recently decided to extend the Mountaintop closure until the end of 2012 to better support strong customer demand and our significant pipeline of new products. We remain committed to closing the Mountaintop facility to further streamline the company by eliminating an entire manufacturing site.

The 2009 worldwide restructuring action, excluding facility closures, is substantially complete and reduced headcount by 270 employees. We achieved annual savings associated with these employee separations of $13.8 million by the end of 2009. Once the planned closure of the Mountaintop facility and the consolidation of South Korea fabrication process are complete we expect to achieve annualized cost savings ranging from $20 to $25 million from the 2008 baseline. We anticipate that the financial impact of higher revenues as a result of extending the Mountaintop closure will more than offset the cost savings delayed from continuing to operate the facility. We expect to transfer the majority of Mountaintop’s manufacturing capacity to other Fairchild facilities and support similar revenue levels upon closure.

Other Expense, net.

The following table presents a summary of other expense, net for the three and six months ended June 27, 2010 and June 28, 2009.

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(In millions)
Other expense, net
Interest expense	$3.0	$5.3	$6.0	$11.6
Interest income	(0.7)	(0.9)	(1.4)	(2.0)
Other (income) expense, net	0.3	1.3	0.4	1.4

Other expense, net	$2.6	$5.7	$5.0	$11.0

Interest expense. Interest expense in the second quarter and first six months of 2010 decreased $2.3 million and $5.6 million, respectively, as compared to the same periods in 2009, primarily due to the expiration of the interest rate swap early in the first quarter of 2010 as well as lower interest rates on outstanding debt and lower debt balances.

Interest income. Interest income in the second quarter and first six months of 2010 decreased $0.2 million and $0.6 million, respectively, as compared to the same periods in 2009 as a result of lower rates of return.

Income Taxes. Income tax provision in the second quarter and first six months of 2010 was $6.2 million and $14.1 million on income before taxes of $50.0 million and $80.5 million, respectively, as compared to income tax benefits of $2.4 million and $3.3 million on loss before taxes of $27.3 million and $79.3 million, respectively, for the same period of 2009. The effective tax rate for the second quarter and first six months of 2010 was 12.4% and 17.5% compared to (8.8%) and (4.2%), respectively, for the comparable periods of 2009. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates, foreign currency revaluations of tax assets and liabilities and discrete tax expenses as a result of finalization of certain tax filings. For the first quarter of 2010, we decreased unrecognized tax benefits by $10.4 million representing the settlement of a Korea income tax audit. The decrease was due to cash payments payable to the taxing authority along with the effective settlement of other unrecognized tax benefits. There was no net material impact to the effective tax rate as a result of the settlement of the Korea income tax audit. In the first six months of 2010, the valuation allowance on our deferred tax assets decreased by $11.9 million. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of June 27, 2010, we have recorded a deferred tax liability of $1.6 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow. Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow increased approximately $7.6 million in the second quarter of 2010 when compared to the second quarter of 2009. The increase was mainly due to an increase in cash provided by operating activities which was driven by increased net income in 2010, offset partially by unfavorable changes in our working capital accounts. This increase was offset in part by an increase in capital expenditures. See free cash flow reconciliation in the results of operations section above.

Reportable Segments.

The following tables present comparative disclosures of revenue and gross margin of our reportable segments.

	Three Months Ended
	June 27, 2010				June 28, 2009
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$168.8	41.2%	38.4%	$41.2	$130.9	47.1%	31.9%	$22.2
PCIA	193.1	47.1%	36.6%	52.5	118.4	42.6%	20.9%	8.1
SDT	47.7	11.6%	23.1%	9.5	28.6	10.3%	8.0%	0.9
Corporate (1)	—	—	—	(50.6)	—	—	—	(52.8)

Total	$409.6	100.0%	35.0%	$52.6	$277.9	100.0%	23.2%	$(21.6)

	Six Months Ended
	June 27, 2010				June 28, 2009
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$324.9	41.3%	37.0%	$73.2	$228.6	45.6%	24.7%	$17.6
PCIA	374.3	47.5%	35.3%	96.1	219.9	43.9%	20.1%	11.1
SDT	88.4	11.2%	22.4%	16.8	52.7	10.5%	4.9%	(0.1)
Corporate (1)	—	—	—	(100.6)	—	—		(96.9)

Total	$787.6	100.0%	33.6%	$85.5	$501.2	100.0%	19.7%	$(68.3)

(1)	The three and six months ended June 27, 2010 includes $5.9 million and $11.7 million of stock-based compensation expense, $0.0 million and $2.4 million of restructuring and impairments expense, $1.6 million and $3.3 million of other costs which primarily consist of accelerated depreciation related to the closure of the Mountaintop facility, and $43.1 million and $83.2 million of SG&A expenses, respectively. The three and six months ended June 28, 2009 includes $3.9 million and $6.5 million of stock-based compensation expense, $11.3 million and $18.0 million of restructuring and impairments expense, and $37.6 million and $72.4 million of SG&A expenses, respectively.

MCCC revenue increased $37.9 million and $96.3 million or approximately 29% and 42% in the second quarter and first six months of 2010, respectively, compared to the same periods in 2009. Higher revenue was due to stronger unit demand with improvements in overall market conditions, business gained on newly released higher value parts, and additional market share with several customers. We also continued to see solid growth in our MOSFET and Mobile products. An increased mix of lower average selling price products and price degradation partially offset the increase in revenue. Gross margin dollars increased $23.1 million and $63.7 million or 55 % and 113% in the second quarter and first six months of 2010, respectively, from the prior year attributable to increased revenue, higher factory utilization, and the introduction of new products.

MCCC had an operating income of $41.2 million and $73.2 million for the second quarter and six months of 2010, respectively, as compared to $22.2 million and $17.6 million in the same period of 2009. Higher operating income from better gross margin was mitigated in part by additional operating expenses from higher variable costs on stronger than expected unit demand as well as an increase in R&D and SG&A expense due to increased variable compensation and the reinstatement of certain employee benefits which were temporarily suspended in early 2009.

PCIA revenue increased $74.7 million and $154.4 million or approximately 63% and 70% in the second quarter and first six months of 2010, respectively, as compared to the same periods in 2009. Revenue was higher in all product lines primarily due to increased overall unit demand and to a lesser degree higher average selling prices, offset in part by continued reduction in distribution channel inventory. Gross margin increased $45.8 million and $88.1 million in the second quarter and first six months of 2010, as compared to the same periods in 2009. Increased gross margin was driven by higher revenue, improved product mix, and lower manufacturing unit costs as a result of increased factory utilization. In addition, there was an unfavorable impact from a strengthening of the Korean Won.

PCIA had operating incomes of $52.5 million and $96.1 million in the second quarter and first six months of 2010, compared to $8.1 million and $11.1 million for the same periods in 2009, respectively. Increased operating income was mainly attributed to higher gross margin as mentioned above. The increase was partially offset by higher R&D and SG&A expense due to increased variable compensation and the reinstatement of certain employee benefits which were temporarily suspended in early 2009. In addition, there was an unfavorable impact from a strengthening of the Korean Won.

SDT revenue increased $19.1 million and $35.7 million or approximately 67% and 68% in the second quarter and first six months of 2010, respectively, as compared to the same periods in 2009. The improvement in revenue is a result of the continued economic recovery, combined with new design wins in lighting, power supply, motor control, and consumer segments going into production. Market pricing has also increased as a result of demand outstripping supply for many products. Gross margin was higher by $8.7 million and $17.2 million in the second quarter and first six months of 2010, as compared to the same periods in 2009. Increased gross margins were driven mainly by better unit demand and improved product mix, as lower margin products were mixed out to make room for new design wins.

SDT had operating income of $9.5 million and $16.8 million for the second quarter and first six months of 2010, as compared to an operating income of $0.9 million and loss of $0.1 million for the same periods in 2009. The improvement in operating income was due to higher gross margin as well as lower overall operating expenses as a percentage of revenue. In total operating expenses were up slightly year to date with selling expenses higher as a result of variable compensation and other volume related marketing expenses, mitigated in part by lower G&A expenses as a result of a reallocation of resources.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and revolving credit facility.

Our senior credit facility consists of a $444.6 million term loan facility and a $100.0 million revolving line of credit. The senior credit facility imposes various restrictions upon us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. It also includes restrictive covenants that limit our ability to consolidate, merge or enter into acquisitions, create liens, pay dividends or make similar restricted payments, sell assets, invest in capital expenditures and incur indebtedness. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the senior credit facility also require our financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 2.5 to 1.0, a maximum net leverage ratio of 4.0 to 1.0 and to maintain four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures of at least $30.0 million. It defines the interest coverage ratio as the ratio of annualized interest expense to the cumulative four quarter trailing EBITDA and defines the maximum net leverage ratio as the ratio of debt, less up to $100 million (to the extent our unrestricted cash on hand exceeds $200 million), to the cumulative four quarter trailing EBITDA. EBITDA, as defined by the senior credit facility excludes restructuring, non-cash equity compensation and other adjustments as defined by the credit agreement. At June 27, 2010, we were in compliance with these covenants. Based on our current models, we expect to remain in compliance with our senior credit facility covenants. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

Effective May 25, 2010, we amended the credit agreement to make certain technical modifications to the definition of cumulative net income and provide the company with greater operational flexibility over the remaining life of the loan.

On July 30, 2010, we paid down $121.6 million of our long term debt. After taking into consideration regularly scheduled principal payments and the debt pay down our new long term debt balance is $321.6 million.

While our senior credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first six months of 2010, our capital expenditures totaled $50.9 million.

Under our senior credit facility, we have revolving borrowing capacity of $100.0 million for working capital and general corporate purposes, including acquisitions. At June 27, 2010, the revolver was undrawn and after adjusting for outstanding letters of credit, we had $98.3 million available under the revolving credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $6.6 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. As of June 27, 2010, Standard and Poor’s rates our corporate unsecured debt at BB. The sale of additional equity securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first six months of 2010, our cash provided by operating activities was $141.1 million compared to $72.8 million in the same period of 2009. The following table presents a summary of net cash provided by operating activities during the first six months of 2010 and 2009.

	Six Months Ended
	June 27, 2010	June 28, 2009
	(In millions)

Net income (loss)	$66.4	$(76.0)
Depreciation and amortization	79.7	79.6
Non-cash stock-based compensation	11.2	6.5
Deferred income taxes, net	2.9	(7.7)
Other, net	0.6	2.6
Change in other working capital accounts	(19.7)	67.8

Net cash provided by operating activities	$141.1	$72.8

Cash provided by operating activities increased $68.3 million during the first six months of 2010 as compared to the same period of 2009. The increase was mainly due to increased net income in 2010, offset partially by unfavorable changes in our working capital accounts.

Cash used in investing activities during the first six months of 2010 totaled $51.4 million compared to $23.6 million for the same period of 2009. The increase in the use of cash is primarily the result of higher capital expenditures in the first six months of 2010. Our capital expenditures during the first six months of 2010 were $50.9 million compared to $21.4 million in the same period in 2009.

Cash used in financing activities totaled $45.8 million in the first six months of 2010 compared to $17.1 million in the same period of 2009. The increase in the use of cash was partially due to the purchase of $17.6 million of treasury stock in the first six months of 2010. There were no purchases of treasury stock in 2009. In addition, we paid down $27.6 million of debt in the first six months of 2010, compared to only $16.4 million during the same period of 2009.

As of June 27, 2010, we have not recorded any net unrecognized tax benefits, compared to approximately $10.4 million at December 27, 2009. For the first quarter of 2010, we decreased unrecognized tax benefits by $10.4 million representing the settlement of a Korea income tax audit. The decrease was due to cash payments payable to the taxing authority along with the effective settlement of other unrecognized tax benefits. There was no net material impact to the effective tax rate as a result of the settlement of the Korea income tax audit.

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

Recently Issued Financial Accounting Standards

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Improving Disclosures about Fair Value Measurements. This ASU amends ASC 820, Fair Value Measurements and Disclosures Topic to provide further guidance on fair value disclosures. This statement is effective as of the beginning of the first reporting period beginning after issuance. The adoption of ASU 2010-06 did not have a material effect on our consolidated financial position and results of operations and statements of cash flows.

In March 2010, the FASB issued Accounting Standards Update No. 2010-11 (ASU 2010-11), Scope Exceptions Related to Embedded Credit Derivative. This ASU amends ASC 815, Derivatives and Hedging Topic to amend the embedded derivative scope exceptions for credit derivatives. This statement is effective as of the first fiscal quarter beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have a material effect on our consolidated financial position and results of operations and statements of cash flows.

In April, 2010, the FASB issued Accounting Standards Update No. 2010-17 (ASU 2010-17), Revenue Recognition – Milestone Method. This ASU provided guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. This statement is effective for milestones achieved in interim and annual periods beginning on or after June 15, 2010. ASU 2010-17 is not expected to have an effect on our consolidated financial position and results of operations and statements of cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International’s annual report on Form 10-K for the year ended December 27, 2009 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 52 of the Form 10-K. There were no material changes in the information we provided in our Form 10-K during the period covered by this Quarterly Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of June 27, 2010, our disclosure controls and procedures are effective.

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

There are four outstanding proceedings with Power Integrations.

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

On June 22, 2009, the new trial on willfulness was held. On July 23, 2010, the court ruled that our infringement was willful. Based on the finding, the court has discretion to increase the $6.1 million damages award by up to three times that amount. Additionally, the court has awarded Power Integrations pre-judgment interest and may also require us to pay Power Integrations’ attorney’s fees.

The final damages award, willfulness finding, injunction, and other issues are subject to appeal and, we expect to challenge several aspects of the litigation on appeal. When we appeal, we likely will be required to post a bond or provide other security in an amount equal to the final damages award for the duration of the appeal process.

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

POWI 3: On November 4, 2009, Power Integrations, Inc. filed a complaint for patent infringement against us and two of our subsidiaries in the United States District Court for the Northern District of California alleging that several of our products infringe three of Power Integrations’ patents. One of those patents has since been dropped from the case. We intend to put on a vigorous defense against these claims. In the same lawsuit we have filed counterclaims against Power Integrations, alleging Power Integrations’ products infringe certain claims of one of our patents.

Reexaminations: Parallel to the above federal court proceedings, we also petitioned the U.S. Patent and Trademark Office (USPTO) for reexamination of all unexpired patents claims asserted in POWI 1 and POWI 2 (those being all asserted claims from three of the four patents asserted in POWI 1 (the fourth patent has expired) and all of the patents claims asserted in POWI 2). Of the 24 claims at issue in the three patents from POWI 1, 22 have been finally rejected by the USPTO. In POWI 2, all claims from the third patent which was asserted against us (from the patent which was not previously asserted in POWI 1) have been initially rejected by the USPTO.

POWI 4: On February 10, 2010 Fairchild and System General filed a lawsuit in Suzhou, China against four Power Integrations entities and seven vendors. The lawsuit claims that Power Integrations violates four Fairchild/System General patents. Fairchild is seeking an injunction against the Power Integration products and over $17.0 million in damages. Power Integrations is currently seeking to invalidate the Fairchild/System General patents in proceedings before the Chinese patent office.

Other Legal Claims. From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

We have analyzed the potential litigation outcomes from our current litigation in accordance with the Contingency Topic of the FASB ASC. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of June 27, 2010, our balance for potential litigation outcomes was $6.7 million. While the company is still assessing the adequacy of the reserves in light of the recent ruling in POWI 1, it is not anticipated to have a material impact on liquidity.

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

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is occasionally subject to double booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the production of products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower than expected demand. Lower demand may further impact our customers’ target inventory levels as they manage their business through this period. We continue to carefully manage our inventory and anticipate that demand will continue to improve throughout the remainder of 2010; however our current business forecasting is still qualified by the risk that our backlog may deteriorate as a result of customer cancellations.

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

We have recently taken cost reduction actions to keep pace with the evolving economic environment. These actions include plans to streamline and consolidate wafer manufacturing by closing our wafer manufacturing facility in Pennsylvania and closing our four-inch manufacturing line in South Korea. Additionally, we initiated an insourcing program to replace higher-cost outside subcontractors with internal manufacturing, we lowered our materials costs, implemented workforce reductions, and reduced employee benefits. We expect these actions will simplify operations, improve productivity and reduce costs.

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

If we provide revenue and gross margin guidance, it is based on our projections of consumer and corporate spending. If our projections of these expenditures are wrong, our revenues and gross margins could be adversely affected. For example, beginning in the third quarter and continuing into the fourth quarter of 2008, we observed progressively weakening order rates which we attributed to uncertainty and deterioration of global economic conditions. While order rates improved throughout 2009 and the first half of 2010, our current business forecasting remains limited, as our OEM and distributor customers remain cautious in their booking activity.

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

Distributors accounted for 66% of our net sales for the quarter ended June 27, 2010. Our top five distributors worldwide accounted for 18% of our net sales for the quarter ended June 27, 2010. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 73% of our revenues in the quarter ended June 27, 2010 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 13% of our revenue for the quarter ended June 27, 2010.

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

We are a leveraged company with a ratio of debt to equity at June 27, 2010 of approximately 0.4 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At June 27, 2010, we had total debt of $444.6 million and the ratio of this debt to equity was approximately 0.4 to 1. As of June 27, 2010, our senior credit facility includes $444.6 million in term loans and the $100 million revolving line of credit. Adjusted for outstanding letters of credit, we had up to $98.3 million available under the revolving loan portion of the senior credit facility. In addition, there is a $150 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have significant consequences on our operations. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. As of June 27, 2010, the senior credit facility permits borrowings of up to $100 million in revolving loans under the line of credit and up to $150 million under the uncommitted incremental term loan feature, in addition to the outstanding $ 444.6 million term loans that are currently outstanding under that facility. As of June 27, 2010, adjusted for outstanding letters of credit, we had up to $98.3 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

As of June 27, 2010, we owned auction rate securities with a par value of $51.3 million and market value of $34.3 million. We originally purchased these securities believing them to be safe, short-term and highly liquid investments. However, as a result of the systemic failure of the auction rate securities market, these securities are no longer liquid. While we continue to accrue and receive interest on these securities at the contractual rate, there can be no assurance that there will ever be an active market for our auction rate securities. Uncertainties in the credit and capital markets could lead to further downgrades of our auction rate securities and additional impairments. Additionally, auction failures have limited our ability to fully recover the par value of our investment in the short term and even if we hold the securities to maturity, the long-term value of the auction rate securities may potentially be impacted by issuer defaults. We do not anticipate that the lack of liquidity or future downgrades and impairments will materially impact our ability to fund out working capital needs, capital expenditures or other business requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the company of its own common stock during the first quarter of 2010.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 29, 2010 - April 25, 2010	200,000	$11.97	—	—
April 26, 2010 - May 23, 2010	507,100	9.97	—	—
May 24, 2010 - June 27, 2010	284,000	8.77	—	—

Total	991,100	$10.03	—	—

Item 6.	Exhibits

Exhibit No.	Description

3.01	Certificate of Amendment of the Second Restated Certificate of Incorporation

10.1	Second Amendment to the Credit Agreement

10.18	Form of Deferred Stock Unit Agreement for non-employee directors.

10.26	Fairchild Semiconductor 2007 Stock Plan

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

101.INS [1]	XBRL Instance Document

101.SCH [1]	XBRL Taxonomy Extension Schema Document

101.CAL [1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	XBRL Taxonomy Definition Linkbase Document

101.LAB [1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	XBRL Taxonomy Extension Presentation Linkbase Document

[1]

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: August 4, 2010	/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)