Form 10-Q
period 2010-09-26
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2010-11-04
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 26, 2010:

Title of Each Class	Number of Shares
Common Stock	123,845,248

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	September 26, 2010	December 27, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$384.5	$415.8
Short-term marketable securities	0.1	0.1
Accounts receivable, net of allowances of $25.8 and $32.8 at September 26, 2010 and December 27, 2009, respectively	171.1	134.0
Inventories	220.1	189.5
Deferred income taxes, net of allowances	12.7	13.5
Other current assets	36.0	28.3

Total current assets	824.5	781.2
Property, plant and equipment, net	650.8	653.2
Deferred income taxes, net of allowances	14.1	12.0
Intangible assets, net	64.4	81.1
Goodwill	161.3	161.3
Long-term securities	29.8	35.8
Other assets	37.2	37.8

Total assets	$1,782.1	$1,762.4

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.8	$5.3
Accounts payable	145.1	119.6
Accrued expenses and other current liabilities	127.0	70.6

Total current liabilities	275.9	195.5
Long-term debt, less current portion	317.8	466.9
Deferred income taxes	31.8	30.9
Other liabilities	39.3	40.2

Total liabilities	664.8	733.5
Commitments and contingencies (Note 11)
Temporary equity - deferred stock units	2.2	2.3
Stockholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	1,421.8	1,406.6
Accumulated deficit	(238.5)	(340.7)
Accumulated other comprehensive loss	(5.2)	(1.9)
Less treasury stock (at cost)	(64.3)	(38.7)

Total stockholders’ equity	1,115.1	1,026.6

Total liabilities, temporary equity and stockholders’ equity	$1,782.1	$1,762.4

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Total revenue	$414.4	$331.8	$1,202.0	$833.0
Cost of sales	263.5	245.5	786.2	648.1

Gross margin	150.9	86.3	415.8	184.9

Gross margin %	36.4%	26.0%	34.6%	22.2%

Operating expenses:
Research and development	30.5	24.9	88.0	74.3
Selling, general and administrative	57.3	43.4	165.6	131.8
Amortization of acquisition-related intangibles	5.5	5.6	16.7	16.7
Restructuring and impairments	1.3	4.1	3.7	22.1
Charge for litigation	8.0	—	8.0	—

Total operating expenses	102.6	78.0	282.0	244.9

Operating income (loss)	48.3	8.3	133.8	(60.0)

Other expense, net	3.8	4.4	8.8	15.4

Income (loss) before income taxes	44.5	3.9	125.0	(75.4)

Provision (benefit) for income taxes	8.7	1.2	22.8	(2.1)

Net income (loss)	$35.8	$2.7	$102.2	$(73.3)

Net income (loss) per common share:
Basic	$0.29	$0.02	$0.82	$(0.59)

Diluted	$0.28	$0.02	$0.80	$(0.59)

Weighted average common shares:
Basic	124.5	123.9	124.8	123.8

Diluted	127.1	127.5	128.0	123.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net income (loss)	$35.8	$2.7	102.2	$(73.3)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	3.4	1.4	5.1	(0.2)
Net amount reclassified to earnings for hedging	(0.3)	1.6	(1.2)	8.3
Net change associated with fair value of securities	(5.5)	(3.9)	(4.8)	0.3
Net change associated with pension transactions	—	—	(2.4)	(0.4)

Comprehensive income (loss)	$33.4	$1.8	$98.9	$(65.3)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 26, 2010	September 27, 2009
Cash flows from operating activities:
Net income (loss)	$102.2	$(73.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	118.9	120.7
Non-cash stock-based compensation expense	15.9	11.7
Non-cash restructuring and impairment expense	—	0.8
Non-cash interest income	(0.4)	(0.4)
Non-cash financing expense	1.1	1.1
Non-cash write-off of deferred financing fees	2.1	—
(Gain) Loss on disposal of property, plant, and equipment	0.2	0.2
Deferred income taxes, net	(0.3)	(11.6)
Gain on debt buyback	—	(0.8)
Gain on sale of equity investment	—	(0.2)
Write-off of equity investment	—	2.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(37.1)	24.1
Inventories	(31.5)	49.5
Other current assets	(8.3)	6.3
Current liabilities	75.2	(9.4)
Other assets and liabilities, net	(0.7)	(2.1)

Net cash provided by operating activities	237.3	118.9

Cash flows from investing activities:
Purchase of marketable securities	—	(0.4)
Sale of securities	1.5	0.3
Maturity of marketable securities	0.1	0.2
Capital expenditures	(89.5)	(33.0)
Purchase of molds and tooling	(0.9)	(1.2)
Purchase of equity investment	(3.0)	—
Acquisitions and divestitures, net of cash acquired	—	(1.5)

Net cash used in investing activities	(91.8)	(35.6)

Cash flows from financing activities:
Repayment of long-term debt	(150.6)	(17.7)
Proceeds from issuance of common stock and from exercise of stock options, net	0.2	—
Purchase of treasury stock	(25.6)	—
Debt financing costs	(0.8)	(0.7)

Net cash used in financing activities	(176.8)	(18.4)

Net change in cash and cash equivalents	(31.3)	64.9
Cash and cash equivalents at beginning of period	415.8	351.5

Cash and cash equivalents at end of period	$384.5	$416.4

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

Note 2 – Financial Statement Details

	September 26, 2010	December 27, 2009
	(In millions)
Inventories, net
Raw materials	$38.1	$29.4
Work in process	113.5	96.4
Finished goods	68.5	63.7

	$220.1	$189.5

	September 26, 2010	December 27, 2009
	(In millions)
Property, plant and equipment
Land and improvements	$24.1	$24.1
Buildings and improvements	336.6	332.3
Machinery and equipment	1,650.5	1,615.3
Construction in progress	79.8	46.7

Total property, plant and equipment	2,091.0	2,018.4
Less accumulated depreciation	1,440.2	1,365.2

	$650.8	$653.2

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	September 26, 2010	December 27, 2009
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$79.6	$34.8
Accrued interest	0.4	2.6
Taxes payable	20.7	5.0
Restructuring and impairments	9.7	10.2
Other	16.6	18.0

	$127.0	$70.6

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
		(In millions)
Other expense, net
Interest expense	$2.3	$5.0	$8.4	$16.6
Interest income	(0.7)	(0.7)	(2.1)	(2.7)
Other (income) expense, net	2.2	0.1	2.5	1.5

Other expense, net	$3.8	$4.4	$8.8	$15.4

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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions, except per share data)
Basic:
Net income (loss)	$35.8	$2.7	$102.2	$(73.3)

Weighted average shares outstanding	124.5	123.9	124.8	123.8

Net income (loss) per share	$0.29	$0.02	$0.82	$(0.59)

Diluted:
Net income (loss)	$35.8	$2.7	$102.2	$(73.3)

Basic weighted average shares outstanding	124.5	123.9	124.8	123.8
Assumed exercise of common stock equivalents	2.6	3.6	3.2	—

Diluted weighted average common and common equivalent shares	127.1	127.5	128.0	123.8

Net income (loss) per share	$0.28	$0.02	$0.80	$(0.59)

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	11.9	12.9	12.0	19.3

Note 4 – Supplemental Cash Flow Information

	Nine Months Ended
	September 26, 2010	September 27, 2009
	(In millions)
Cash paid for:
Income taxes, net	$8.5	$10.7

Interest	$7.1	$16.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In 2009 and the first two quarters of 2010, the company performed its own discounted cash flow (DCF) calculation to determine the estimated fair value of the auction rate securities. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. The inputs for the company’s DCF were based upon publicly available data as well as the company’s own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from four to ten years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security. Beginning in third quarter of 2010, the company used an outside valuation firm to calculate the fair value of one auction rate security issue due to the complex nature of the underlying securities. The value is also determined using a discounted cash flow model with a premium for illiquidity as well as indicative market information. The company continued to perform the discounted cash flow calculation to determine fair value on the rest of the auction rate securities.

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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 26, 2010.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$3.4	$—	$3.4	$—
Liabilities	—	—	—	—

	$3.4	$—	$3.4	$—

Securities
Marketable securities	$2.6	$2.6	—	—
Auction rate securities	27.3	—	—	27.3

	$29.9	$2.6	$—	$27.3

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the nine months ended September 26, 2010.

Auction Rate Securities
(In millions )
Balance at beginning of period	$33.4
Total realized and unrealized gains or (losses )
Included in net income	—
Included in OCI	(5.0)
Accretion of impairments included in net loss	0.4
Sales	(1.5)
Purchases , issuances and settlements	—

Balance at end of period	$27.3

The company received an unsolicited tender offer for one of its auction rate security holdings in the third quarter of 2010. The tender offer was for slightly more than the amortized cost basis of the security so the company made the decision to participate in the tender offer and sell the security for $1.5 million, recognizing an immaterial gain on the transaction. This does not change the company’s intent regarding the remainder of the auction rate security portfolio in that the company does not intend to sell or believe it is more likely than not that the company would be required to sell the remaining securities before a recovery of the amortized cost basis of the investments.

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under the Financial Instrument Topic of the FASB ASC. The fair value of the term loan is determined utilizing current trading prices obtained from indicative market data.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	September 26, 2010		December 27, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In millions )
Long-Term Debt:
Term Loan	$321.6	$312.8	$472.2	$449.2

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the three and nine months ended September 26, 2010 and September 27, 2009. No cash flow hedges were derecognized or discontinued during the three and nine months ended September 26, 2010 and September 27, 2009.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $2.9 million of net unrealized derivative gains included in AOCI will be reclassified into earnings within the next twelve months.

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

The table below shows the notional principal and the location and amounts of the derivative fair values in the statement of operations and the consolidated balance sheet as of and for the periods ended September 26, 2010 and December 27, 2009. Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 26, 2010 and December 27, 2009. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	As of and for the Nine Months Ended September 26, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$—	$—	$—	Interest expense	$(1.8)	$(1.8)

Derivatives in Cash Flow Hedges Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$49.2	$1.0	$1.0	Revenue
Derivatives for forecasted revenues	Current liabilities	—	—	—	Revenue
Derivatives for forecasted expenses	Current assets	123.2	2.4	2.4	Revenue
Derivatives for forecasted expenses	Current liabilities	—	—	—	Expenses

Total of derivatives position		$172.4	$3.4	$3.4		$—	$—

Positions no longer open at quarter end					Revenue	$0.4	$0.4
Positions no longer open at quarter end					Expenses	2.6	2.6

Total of positions no longer open at quarter end						$3.0	$3.0

	As of and for the Year Ended December 27, 2009
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$150.0	$(1.8)	$(1.8)	Interest expense	$(6.2)	$(6.2)

Derivatives in Cash Flow Hedges Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current liabilities	$21.2	$(0.2)	$(0.2)	Revenue	$—	$—
Derivatives for forecasted expenses	Current assets	63.4	1.5	1.5	Expenses	—	—
Derivatives for forecasted expenses	Current liabilities	14.5	—	—

Total of derivatives position		$99.1	$1.3	$1.3		$—	$—

Positions no longer open at quarter end					Revenue	$1.0	$1.0
Positions no longer open at quarter end					Expenses	(3.5)	(3.5)

Total of positions no longer open at quarter end						$(2.5)	$(2.5)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Gain (Loss) Recognized in OCI for Derivative Instruments (1)

Nine Months Ended September 26, 2010
Interest rate contract	$1.8
Foreign exchange contracts	2.1

$3.9

(1)	This amount is inclusive of both realized gains and losses recognized in OCL

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of and for the Nine Months Ended September 26, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Derivatives related to existing assets	Current assets	$17.3	$—	Revenue	$—
Derivatives related to existing liabilities	Current liabilities	—	—	Expenses	—

Total of derivatives in a net liability position		$17.3	$—		$—

Positions no longer open at year end				Revenue	$(0.1)
Positions no longer open at year end				Expenses	0.7

Total of positions no longer open at year end					$0.6

	As of and for the Year Ended December 27, 2009
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no material realized gains or losses on sales of securities in the first nine months of 2010 or 2009. Proceeds from sales of available-for-sale securities totaled $1.5 million during the third quarter of 2010 and $0.3 million during the first quarter of 2009.

Securities are summarized as of September 26, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.9	$0.3	$—	$2.2
Corporate debt securities	0.3	—	—	0.3
Auction rate securities	35.2	—	(7.9)	27.3

Total securities	$37.4	$0.3	$(7.9)	$29.8

In aggregate, the auction rate securities moved into an unrealized loss position during the second quarter of 2010. The continued unrealized loss is attributable to the ongoing volatility in the global equities markets and uncertainty in the credit markets primarily from European debt situation and other global economic uncertainty. However, the company does not intend to sell or believe it is more likely than not that the company would be required to sell the securities before a recovery of the amortized cost basis of the investment. In addition, as a result of the continued performance of the issue and its’ insurance guarantee, the company considers this decrease in fair value to be temporary in nature.

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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of September 26, 2010.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.1	$0.1
Due after one year through three years	0.4	0.4
Due after three years through ten years	1.2	1.4
Due after ten years	35.7	28.0

	$37.4	$29.9

As of September 26, 2010, auction rate securities with a market value of $27.3 million are included in the table above in contractual maturities due after ten years. The company’s auction rate securities are composed of approximately $15.8 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $11.5 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to accrue and receive interest on these securities based on a contractual rate.

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

The following table presents a roll forward of the amount related to credit losses recognized in earnings during the nine months ended September 26, 2010.

Credit Losses Recognized in Earnings
(In millions)
Balance at beginning of period	$15.1
Accretion of impairments included in net income	(0.4)

Balance at end of period	$14.7

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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents selected operating segment financial information for the three and nine months ended September 26, 2010 and September 27, 2009.

	Three months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions)
Revenue and operating income (loss):
MCCC
Total revenue	$172.2	$144.8	$497.1	$373.4
Operating income	43.5	23.9	116.7	41.5

PCIA
Total revenue	195.5	151.0	569.8	370.9
Operating income	54.1	26.7	150.2	37.8

SDT
Total revenue	46.7	36.0	135.1	88.7
Operating income	10.3	4.2	27.1	4.1

Corporate
Restructuring and impairments expense	(1.3)	(4.1)	(3.7)	(22.1)
Stock-based compensation expense	(4.7)	(5.2)	(16.4)	(11.7)
Selling, general and administrative expense	(43.7)	(37.2)	(126.9)	(109.6)
Charge for litigation	(8.0)	—	(8.0)	—
Other (1)	(1.9)	—	(5.2)	—

Total consolidated
Total revenue	$414.4	$331.8	$1,202.0	$833.0
Operating income (loss)	$48.3	$8.3	$133.8	$(60.0)
Other expense, net	$3.8	$4.4	$8.8	$15.4

Income (loss) before income taxes	$44.5	$3.9	$125.0	$(75.4)

(1)	Other primarily consists of accelerated depreciation related to the planned closure of the Mountaintop facility and expenses associated with the 8-inch conversion effort at a facility.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of September 26, 2010		As of December 27, 2009
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2 -15 years	$238.9	$(194.3)	$238.9	$(180.3)
Customer base	8 -10 years	81.6	(65.2)	81.6	(63.3)
Core technology	10 years	3.9	(1.4)	3.9	(1.1)
Assembled workforce	5 years	1.0	(0.9)	1.0	(0.7)
Process technology	5 years	1.6	(1.1)	1.6	(0.9)
Patents	4 years	5.9	(5.6)	5.9	(5.5)

Subtotal		332.9	(268.5)	332.9	(251.8)
Goodwill		161.3	—	161.3	—

Total		$494.2	$(268.5)	$519.4	$(251.8)

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of September 26, 2010 and December 27, 2009
Goodwill	161.3	148.8	54.5	364.6
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$161.3	$—	$—	$161.3

The following table presents the estimated amortization expense for intangible assets for the remainder of 2010 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remainder of 2010	$5.6
Fiscal 2011	18.0
Fiscal 2012	15.8
Fiscal 2013	13.3
Fiscal 2014	5.4
Fiscal 2015	3.0

Note 10 – Restructuring and Impairments

During the three and nine months ended September 26, 2010, the company recorded restructuring and impairment charges, net of releases, of $1.3 and $3.7 million, respectively. In the third quarter of 2009, the charges include $0.8 million of employee separation costs and $0.4 million of fab closure costs associated with the 2009 Infrastructure Realignment Program as well as $0.1 million in employee separation costs associated with the 2010 Infrastructure Realignment Program.

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

The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing the company’s accounting functions. The 2009 Infrastructure Realignment Program includes costs associated with the planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the quarterly periods ended March 28, 2010, June 27, 2010, and September 26, 2010 (in millions).

	Accrual Balance at 12/27/2009	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/28/2010
2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.1		$(0.1)			$0.0

2008 Infrastructure Realignment Program:
Employee Separation Costs	0.4		(0.1)			0.3
Lease Impairment Costs	1.6		(0.2)			1.4

2009 Infrastructure Realignment Program:
Employee Separation Costs	8.1	1.6	(1.7)	(0.2)		7.8
Fab Closure Costs	—	0.6	(0.6)			—

2010 Infrastructure Realignment Program:
Employee Separation Costs	—	0.4	(0.4)			—

	$10.2	$2.6	$(3.1)	$(0.2)	$—	$9.5

	Accrual Balance at 3/28/2010	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 6/27/2010
2008 Infrastructure Realignment Program:
Employee Separation Costs	0.3	(2.4)	2.4	—	—	0.3
Lease Impairment Costs	1.4		(0.3)			1.1

2009 Infrastructure Realignment Program:
Employee Separation Costs	7.8	1.3	(1.2)	(0.2)		7.7
Fab Closure Costs	—	0.5	(0.5)			—

2010 Infrastructure Realignment Program:
Employee Separation Costs	—	0.8	(0.6)			0.2

	$9.5	$0.2	$(0.2)	$(0.2)	$—	$9.3

	Accrual Balance at 6/27/2010	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 9/26/2010
2008 Infrastructure Realignment Program:
Employee Separation Costs	0.3					0.3
Lease Impairment Costs	1.1		(0.2)			0.9

2009 Infrastructure Realignment Program:
Employee Separation Costs	7.7	0.8	(0.2)			8.3
Fab Closure Costs	—	0.4	(0.4)			—

2010 Infrastructure Realignment Program:
Employee Separation Costs	0.2	0.1	(0.1)			0.2

	$9.3	$1.3	$(0.9)	$—	$—	$9.7

The company has substantially completed payment of the remaining employee severance accruals related to the 2008 Infrastructure Realignment Program. Payouts associated with the 2008 lease impairment will be made on a regular basis and will be complete by the fourth quarter of 2011. The consolidation of the South Korea fabrication processes and the

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The company has analyzed the potential litigation outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. While the exact amount of these losses is not known, the company has recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of September 26, 2010, the balance for potential litigation outcomes was $14.7 million. The company had previously accrued $6.7 million for the POWI 1 damages plus accrued interest through the end of 2010. Based on the recent willfulness ruling, the court has the discretion to treble the $6.1 million damages award, as well as award reimbursement of attorney and expert fees to the plaintiff. Based upon documents filed with the court, these fees are $9.4 million. Under the Contingency Topic of the FASB ASC, the company must determine the probability of an award being made under the willfulness judgment, and if deemed probable determine a reasonable estimate to accrue. Based upon the company’s estimates, the company believes the probability of the judge awarding damages in the willfulness trial is probable and we believe the range of possible outcomes is $6.1 million to $21.6 million. However, based upon our analysis, the company believes that the best estimate within this range is approximately $8.0 million and has accrued this amount.

Note 12 – Long-Term Debt

Long-term debt consists of the following at:

	September 26, 2010	December 27, 2009
	(In millions)
Term Loan	321.6	472.2

Total debt	321.6	472.2
Current portion of long-term debt	(3.8)	(5.3)

Long-term debt, less current portion	$317.8	$466.9

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

On July 30, 2010, the company paid down $121.6 million of long term debt. The company wrote off $2.1 million in deferred financing fees associated with this tranche of debt.

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

Overview

We entered 2010 as a leaner and more focused company positioned to gain market share and accelerate the improvement of our business in 2010 and beyond. We have built a combination of technologies, products and supply chain capabilities to support our target markets as we continue to develop innovative analog and power management solutions that enable greater energy efficiency and wireless mobility

We continue to proactively take actions to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. We continue to manage our production output to maintain channel inventories within our new lower target range of 7.5 to 8.5 weeks. We ended the third quarter of 2010 with channel inventories at slightly under 8 weeks. Internal inventories increased by $30.6 million during the first nine months of 2010, however days of internal inventory grew by only 6 days during the same time frame.

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

PCIA’s focus is to capitalize on the growing demand for greater energy efficiency in power supplies, consumer electronics, battery chargers, electric motors, industrial electronics and automobiles. We are a leader in power factor correction, low standby power consumption designs, innovative switching techniques and power module technology that enable greater efficiency and better performance. Improving the efficiency of our customers’ products is vital to meeting new energy efficiency regulations. Effectively managing the power conversion and initial voltage regulation in power supplies is one of the greatest opportunities we have to improve overall system efficiency. We believe the growing global focus on energy efficiency will continue to drive growth in this product line.

SDT products are core building block components for many electronic applications. This segment is moving to a more simplified and focused operating model to make the selling and support of these products easier and more profitable. The right operational structure and part portfolio should enable our standard products group to continue to generate solid cash flow with minimal investment

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Nine Months Ended
	September 26, 2010		September 27, 2009		September 26, 2010		September 27, 2009
	(Dollars in millions)
Total revenue	$414.4	100.0%	$331.8	100.0%	$1,202.0	100.0%	$833.0	100.0%
Gross margin	150.9	36.4%	86.3	26.0%	415.8	34.6%	184.9	22.2%

Operating expenses:
Research and development	30.5	7.4%	24.9	7.5%	88.0	7.3%	74.3	8.9%
Selling, general and administrative	57.3	13.8%	43.4	13.1%	165.6	13.8%	131.8	15.8%
Amortization of acquisition-related intangibles	5.5	1.3%	5.6	1.7%	16.7	1.4%	16.7	2.0%
Restructuring and impairments	1.3	0.3%	4.1	1.2%	3.7	0.3%	22.1	2.7%
Charge for litigation	8.0	1.9%	—	0.0%	8.0	0.7%	—	0.0%

Total operating expenses	102.6	24.8%	78.0	23.5%	282.0	23.5%	244.9	29.4%

Operating income (loss)	48.3	11.7%	8.3	2.5%	133.8	11.1%	(60.0)	-7.2%

Other expense, net	3.8	0.9%	4.4	1.3%	8.8	0.7%	15.4	1.8%

Income (loss) before income taxes	44.5	10.7%	3.9	1.2%	125.0	10.4%	(75.4)	-9.1%

Provision (benefit) for income taxes	8.7	2.1%	1.2	0.4%	22.8	1.9%	(2.1)	-0.3%

Net income (loss)	$35.8	8.6%	$2.7	0.8%	$102.2	8.5%	$(73.3)	-8.8%

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

	Three Months Ended				Nine Months Ended
	September 26, 2010		September 27, 2009		September 26, 2010		September 27, 2009
	(Dollars in millions)
Non GAAP measures
Adjusted net income (loss)	$52.8		$14.9		$135.9		$(28.7)
Adjusted gross margin	151.3	36.5%	89.2	26.9%	418.3	34.8%	192.1	23.1%
Free cash flow	57.6		34.5		147.8		85.9

Reconciliation of Net Income to Adjusted Net Income
Net income (loss)	35.8		2.7		102.2		(73.3)
Adjustments to reconcile net income (loss)to adjusted net income (loss):
Restructuring and impairments	1.3		4.1		3.7		22.1
Gain on sale of equity investment	—		—		—		(0.2)
Net impairment/gain on equity investments	—		—		—		2.3
Gain associated with debt buyback	—		—		—		(0.8)
Accelerated depreciation on assets related to fab closure	0.5		3.0		2.7		6.7
Write-off of deferred financing fees	2.1		—		2.1		—
Charge for litigation	8.0		—		8.0		—
Inventory release associated with fab closure	(0.1)		(0.1)		(0.2)		0.5
Amortization of acquisition-related intangibles	5.5		5.6		16.7		16.7
Associated net tax effects of the above and other acquisition-related intangibles	(0.3)		(0.4)		0.7		(2.7)

Adjusted net income (loss)	$52.8		$14.9		$135.9		$(28.7)

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	150.9		86.3		415.8		184.9
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	0.5		3.0		2.7		6.7
Inventory release associated with fab closure	(0.1)		(0.1)		(0.2)		0.5

Adjusted gross margin	$151.3		$89.2		$418.3		$192.1

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$96.2		$46.1		$237.3		$118.9
Capital expenditures	(38.6)		(11.6)		(89.5)		(33.0)

Free cash flow	$57.6		$34.5		$147.8		$85.9

Total Revenue. Total revenue in the third quarter and first nine months of 2010 increased by $82.6 million and $369.0 million or approximately 25% and 44%, respectively, compared to the same periods in 2009. The increase in revenue was primarily driven by an increase in unit sales as a result of stronger demand, and an increase in average selling prices when compared to the same period in 2009.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three and nine months ended September 26, 2010 and September 27, 2009. We made solid progress increasing our industrial and automotive sales in the U.S. during the second and third quarter of 2010, leading to the increased revenue as a percentage of sales over the same periods in 2009. Taiwan and China showed decreases in their percentage of sales over the same periods of 2009 resulting primarily from price erosion. All other locations had minimal percentage changes.

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
U.S.	11%	8%	11%	8%
Other Americas	3	3	3	4
Europe	13	11	13	12
China	33	36	33	35
Taiwan	14	18	15	16
Korea	13	13	13	14
Other Asia/Pacific	13	11	12	11

Total	100%	100%	100%	100%

Gross Margin. In the third quarter and first nine months of 2010 gross margin dollars increased by $64.6 million and $230.9 million and gross margin percent improved from 26% to 36.4% and 22.2% to 34.6%, respectively, as compared to the same periods in 2009. The increase in gross margin is due to increased revenue, higher unit volumes, improvement in product mix, and lower manufacturing unit costs as a result of higher factory utilization due to higher demand.

Adjusted Gross Margin. In the third quarter and first nine months of 2010 adjusted gross margin dollars increased by $62.1 million and $226.2 million and adjusted gross margin percent improved from 26.9% to 36.5% and 23.1% to 34.8%, respectively, as compared to the same periods in 2009 for the reasons listed above. Adjusted gross margin does not include the accelerated depreciation due to the planned closure of the Mountaintop facility. See reconciliation of gross margin to adjusted gross margin above.

Operating Expenses. Research and development (R&D) expenses increased during the third quarter and first nine months of 2010 as compared to the same periods in 2009 primarily due to the increases in variable compensation and as a result of increased investment in R&D programs, including the purchase of a new design center in Irvine, California. Increases in selling expenses were driven by higher variable compensation, increased travel expenses as well as higher sales commissions. General and administrative (G&A) expenses also increased during the third quarter and first nine months of 2010 as compared to the same periods in 2009 due to increases in variable compensation, increases in equity compensation, and other payroll related increases including merit and headcount increases. Increased travel, higher legal expenses and the reinstatement of benefits that were temporarily suspended in early 2009 also drove the increase in G&A.

Restructuring and Impairment. During the three and nine months ended September 26, 2010, we recorded restructuring and impairment charges, net of releases, of $1.3 and $3.7 million, respectively. In the third quarter of 2009, the charges include $0.8 million of employee separation costs and $0.4 million of fab closure costs associated with the 2009 Infrastructure Realignment Program as well as $0.1 million in employee separation costs associated with the 2010 Infrastructure Realignment Program.

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

The 2010 Infrastructure Realignment Program includes costs to simplify and realign some of the activities within the MCCC segment, costs for the continued refinement of our manufacturing strategy and costs to centralize several of our accounting functions.

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

Charge for litigation

We increased our reserves for potential litigation outcomes by $8.0 million as a result of the recent willfulness ruling in the POW1 litigation. (See Item 1, Note 11 of this report for additional information.)

Other Expense, net.

The following table presents a summary of other expense, net for the three and nine months ended September 26, 2010 and September 27, 2009.

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(In millions)
Other expense, net
Interest expense	$2.3	$5.0	$8.4	$16.6
Interest income	(0.7)	(0.7)	(2.1)	(2.7)
Other (income) expense, net	2.2	0.1	2.5	1.5

Other expense, net	$3.8	$4.4	$8.8	$15.4

Interest expense. Interest expense in the third quarter and first nine months of 2010 decreased $2.7 million and $8.2 million, respectively, as compared to the same periods in 2009, primarily due to the expiration of the interest rate swap early in the first quarter of 2010 as well as lower interest rates on outstanding debt and lower debt balances.

Interest income. Interest income in the third quarter remained fairly flat when compared to the third quarter of 2009. Interest income in the first nine months of 2010 decreased $0.6 million as compared to the same periods in 2009 as a result of lower cash balances.

Income Taxes. Income tax provision in the third quarter and first nine months of 2010 was $8.7 million and $22.8 million on income before taxes of $44.5 million and $125.0 million, respectively, as compared to income tax provision (benefits) of $1.2 million and $(2.1) million on income (loss) before taxes of $3.9 million and $(75.4) million, respectively, for the same period of 2009. The effective tax rate for the third quarter and first nine months of 2010 was 19.6% and 18.2% compared to 30.8% and (2.8%), respectively, for the comparable periods of 2009. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates, foreign currency revaluations of tax assets and liabilities and discrete tax benefits as a result of finalization of certain tax filings in the prior year. For the first quarter of 2010, we decreased unrecognized tax benefits by $10.4 million representing the settlement of a Korea income tax audit. The decrease was due to cash payments payable to the taxing authority along with the effective settlement of other unrecognized tax benefits. There was no net material impact to the effective tax rate as a result of the settlement of the Korea income tax audit. In the first nine months of 2010, the valuation allowance on our deferred tax assets decreased by $16.4 million. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of September 26, 2010, we have recorded a deferred tax liability of $1.9 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow. Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow increased approximately $23.1 million in the third quarter of 2010 when compared to the third quarter of 2009. The increase was mainly due to an increase in cash provided by operating activities which was driven by increased net income in 2010, offset partially by unfavorable changes in our working capital accounts. This increase was offset in part by an increase in capital expenditures. See free cash flow reconciliation in the results of operations section above.

Reportable Segments.

The following tables present comparative disclosures of revenue and gross margin of our reportable segments.

	Three Months Ended
	Sept 26, 2010				Sept 27, 2009
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$172.2	41.6%	39.8%	$43.5	$144.8	43.6%	30.2%	$23.9
PCIA	195.5	47.2%	37.3%	54.1	151.0	45.5%	28.1%	26.7
SDT	46.7	11.3%	25.7%	10.3	36.0	10.9%	15.6%	4.2
Corporate (1)	—	—	—	(59.6)	—	—	—	(46.5)

Total	$414.4	100.0%	36.4%	$48.3	$331.8	100.0%	26.0%	$8.3

	Nine Months Ended
	Sept 26, 2010				Sept 27, 2009
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$497.1	41.4%	37.9%	$116.7	$373.4	44.8%	26.8%	$41.5
PCIA	569.8	47.4%	36.0%	150.2	370.9	44.5%	23.3%	37.8
SDT	135.1	11.2%	23.5%	27.1	88.7	10.7%	9.2%	4.1
Corporate (1)	—	—	—	(160.2)	—	—	—	(143.4)

Total	$1,202.0	100.0%	34.6%	$133.8	$833.0	100.0%	22.2%	$(60.0)

(1)	The three and nine months ended September 26, 2010 includes $4.7 million and $16.4 million of stock-based compensation expense, $1.3 million and $3.7 million of restructuring and impairments expense, $8.0 million and $8.0 million of litigation charges, $1.9 million and $5.2 million of other costs which consist primarily of accelerated depreciation related to the closure of the Mountaintop facility and the eight inch conversion process at the Salt Lake facility, and $43.7 million and $126.9 million of SG&A expenses, respectively. The three and nine months ended September 27, 2009 includes $5.2 million and $11.7 million of stock-based compensation expense, $4.1 million and $22.1 million of restructuring and impairments expense, and $37.2 million and $109.6 million of SG&A expenses, respectively.

MCCC revenue increased $27.4 million and $123.7 million or approximately 19% and 33% in the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009. Higher revenue was due to stronger unit demand with improvements in overall market conditions, business gained on newly released higher value parts, and additional market share with several customers. We also continued to see solid growth in our MOSFET and Mobile products. Average selling prices for the first nine months of 2010 were fairly flat when compared to the same period of 2009 while average selling prices for the third quarter of 2010 improved when compared to the same period in 2009. The increase in revenue was partially offset by a reduction in distribution channel inventory. Gross margin dollars increased $24.8 million and $88.5 million in the third quarter and first nine months of 2010, respectively, from the prior year attributable to increased revenue, higher factory utilization, and the introduction of new products at higher gross margins

MCCC had operating incomes of $43.5 million and $116.7 million for the third quarter and nine months of 2010, respectively, as compared to $23.9 million and $41.5 million in the same period of 2009. Higher operating income from better gross margin was mitigated in part by additional operating expenses from higher variable costs on stronger unit demand as well as an increase in R&D and SG&A expense due to increased variable compensation, the reinstatement of certain employee benefits which were temporarily suspended in early 2009, and the purchase of a new design center.

PCIA revenue increased $44.5 million and $198.8 million or approximately 29% and 54% in the third quarter and first nine months of 2010, respectively, as compared to the same periods in 2009. Revenue was higher in all product lines due to increased overall unit demand and to a lesser degree higher average selling prices, offset in part by continued reduction in distribution channel inventory. Gross margin increased $30.7 million and $118.8 million in the third quarter and first nine months of 2010, as compared to the same periods in 2009. Increased gross margin was driven by higher revenue, improved product mix, and lower manufacturing unit costs as a result of increased factory utilization. In addition, there was an unfavorable impact from a strengthening of the Korean Won.

PCIA had operating incomes of $54.1 million and $150.2 million in the third quarter and first nine months of 2010, compared to $26.7 million and $37.8 million for the same periods in 2009, respectively. Increased operating income was mainly attributed to higher gross margin as mentioned above. The increase was partially offset by higher R&D and SG&A expense due to increased variable compensation and the reinstatement of certain employee benefits which were temporarily suspended in early 2009. In addition, there was further investment in R&D programs, increased travel, and an unfavorable impact from a strengthening of the Korean Won.

SDT revenue increased $10.7 million and $46.4 million or approximately 30% and 52% in the third quarter and first nine months of 2010, respectively, as compared to the same periods in 2009. The year to date improvement in revenue was driven by increased unit demand and higher average selling prices. The third quarter improvement in revenue is due primarily to increases in average selling prices from new design wins going into production. The overall improvement in revenue is a result of the continued economic recovery, combined with new design wins in lighting, power supply and motor control applications. Gross margin was higher by $6.4 million and $23.7 million in the third quarter and first nine months of 2010, as compared to the same periods in 2009. Increased gross margins were driven mainly by better unit demand and improved product mix, as lower margin products were mixed out to make room for new design wins.

SDT had operating income of $10.3 million and $27.1 million for the third quarter and first nine months of 2010, respectively, as compared to an operating income of $4.2 million and $4.1 million for the same periods in 2009. The improvement in operating income was due to higher gross margin as well as lower overall operating expenses as a percentage of revenue. In total operating expenses were up slightly year to date with marketing expenses higher as a result of variable compensation and other volume related marketing expenses, mitigated in part by lower G&A expenses as a result of a reallocation of resources.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and revolving credit facility.

Our senior credit facility consists of a $321.6 million term loan facility and a $100.0 million revolving line of credit. The senior credit facility imposes various restrictions upon us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. It also includes restrictive covenants that limit our ability to consolidate, merge or enter into acquisitions, create liens, pay dividends or make similar restricted payments, sell assets, invest in capital expenditures and incur indebtedness. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the senior credit facility also require our financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 2.5 to 1.0, a maximum net leverage ratio of 4.0 to 1.0 and to maintain four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures of at least $30.0 million. It defines the interest coverage ratio as the ratio of annualized interest expense to the cumulative four quarter trailing EBITDA and defines the maximum net leverage ratio as the ratio of debt, less up to $100 million (to the extent our unrestricted cash on hand exceeds $200 million), to the cumulative four quarter trailing EBITDA. EBITDA, as defined by the senior credit facility excludes restructuring, non-cash equity compensation and other adjustments as defined by the credit agreement. At September 26, 2010, we were in compliance with these covenants. Based on our current models, we expect to remain in compliance with our senior credit facility covenants. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

Effective May 25, 2010, we amended the credit agreement to make certain technical modifications to the definition of cumulative net income and provide the company with greater operational flexibility over the remaining life of the loan.

On July 30, 2010, we paid down $121.6 million of our long term debt. After taking into consideration regularly scheduled principal payments and the debt pay down our new long term debt balance was $321.6 million.

While our senior credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first nine months of 2010, our capital expenditures totaled $89.5 million.

Under our senior credit facility, we have revolving borrowing capacity of $100.0 million for working capital and general corporate purposes, including acquisitions. At September 26, 2010, the revolver was undrawn and after adjusting for outstanding letters of credit, we had $98.8 million available under the revolving credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $2.0 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. As of September 26, 2010, Standard and Poor’s rates our corporate unsecured debt at BB+. The sale of additional equity securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first nine months of 2010, our cash provided by operating activities was $237.3 million compared to $118.9 million in the same period of 2009. The following table presents a summary of net cash provided by operating activities during the first nine months of 2010 and 2009.

	Nine Months Ended
	Sept 26, 2010	Sept 27, 2009
	(In millions)
Net income (loss)	$102.2	$(73.3)
Depreciation and amortization	118.9	120.7
Non-cash stock-based compensation	15.9	11.7
Deferred income taxes, net	(0.3)	(11.6)
Other, net	3.0	3.0
Change in other working capital accounts	(2.4)	68.4

Net cash provided by operating activities	$237.3	$118.9

Cash provided by operating activities increased $118.4 million during the first nine months of 2010 as compared to the same period of 2009. The increase was mainly due to increased net income in 2010, offset partially by unfavorable changes in our working capital accounts.

Cash used in investing activities during the first nine months of 2010 totaled $91.8 million compared to $35.6 million for the same period of 2009. The increase in the use of cash is primarily the result of higher capital expenditures in the first nine months of 2010. Our capital expenditures during the first nine months of 2010 were $89.5 million compared to $33.0 million in the same period in 2009.

Cash used in financing activities totaled $176.8 million in the first nine months of 2010 compared to $18.4 million in the same period of 2009. The increase in the use of cash was primarily due to the pay down of $123.0 million of debt in the first nine months of 2010, compared to only $17.7 million during the same period of 2009. In addition, we purchased $25.6 million of treasury stock in the first six months of 2010. There were no purchases of treasury stock in 2009.

As of September 26, 2010, we have not recorded any net unrecognized tax benefits, compared to approximately $10.4 million at December 27, 2009. For the first quarter of 2010, we decreased unrecognized tax benefits by $10.4 million representing the settlement of a Korea income tax audit. The decrease was due to cash payments payable to the taxing authority along with the effective settlement of other unrecognized tax benefits. There was no net material impact to the effective tax rate as a result of the settlement of the Korea income tax audit.

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

In March 2010, the FASB issued Accounting Standards Update No. 2010-11 (ASU 2010-11), Scope Exceptions Related to Embedded Credit Derivative. This ASU amends ASC 815, Derivatives and Hedging Topic to amend the embedded derivative scope exceptions for credit derivatives. This statement is effective as of the first fiscal quarter beginning after June 15, 2010. The adoption of ASU 2010-11 did not have a material effect on our consolidated financial position and results of operations and statements of cash flows.

In April, 2010, the FASB issued Accounting Standards Update No. 2010-17 (ASU 2010-17), Revenue Recognition – Milestone Method. This ASU provided guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. This statement is effective for milestones achieved in interim and annual periods beginning on or after June 15, 2010. ASU 2010-17 did not have an effect on our consolidated financial position and results of operations and statements of cash flows.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of September 26, 2010, our disclosure controls and procedures are effective.

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

We have analyzed the potential litigation outcomes from our current litigation in accordance with the Contingency Topic of the FASB ASC. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of September 26, 2010, the balance for potential litigation outcomes was $14.7 million. We had previously accrued $6.7 million for the POWI 1 damages plus accrued interest through the end of 2010. Based on the recent willfulness ruling, the court has the discretion to treble the $6.1 million damages award, as well as award reimbursement of attorney and expert fees to the plaintiff. Based upon documents filed with the court, these fees are $9.4 million. Under the Contingency Topic of the FASB ASC, we must determine the probability of an award being made under the willfulness judgment, and if deemed probable determine a reasonable estimate to accrue. Based upon our estimates, we believe a probability of the judge awarding damages in the willfulness trial is probable and we believe the range of possible outcomes is $6.1 million to $21.6 million. However, based upon our analysis, we believe that the best estimate within this range is approximately $8.0 million and have accrued this amount.

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

Distributors accounted for 64% of our net sales for the quarter ended September 26, 2010. Our top five distributors worldwide accounted for 19% of our net sales for the quarter ended September 26, 2010. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 72% of our revenues in the quarter ended September 26, 2010 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 13% of our revenue for the quarter ended September 26, 2010.

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

We are a leveraged company with a ratio of debt to equity at September 26, 2010 of approximately 0.3 to 1, which could adversely affect our financial health and limit our ability to grow and compete.

At September 26, 2010, we had total debt of $321.6 million and the ratio of this debt to equity was approximately 0.3 to 1. As of September 26, 2010, our senior credit facility includes $321.6 million in term loans and the $100 million revolving line of credit. Adjusted for outstanding letters of credit, we had up to $98.8 million available under the revolving loan portion of the senior credit facility. In addition, there is a $150 million uncommitted incremental term loan feature. Despite reducing some of our long-term debt, we continue to carry substantial indebtedness which could have significant consequences on our operations. For example, it could:

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

We may be able to incur substantial additional indebtedness in the future. Although the terms of the credit agreement relating to the senior credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, additional indebtedness incurred in compliance with these restrictions or upon further amendment of the credit facility could be substantial. As of September 26, 2010, the senior credit facility permits borrowings of up to $100 million in revolving loans under the line of credit and up to $150 million under the uncommitted incremental term loan feature, in addition to the outstanding $ 321.6 million term loans that are currently outstanding under that facility. As of September 26, 2010, adjusted for outstanding letters of credit, we had up to $98.8 million available under the revolving loan portion of the senior credit facility. If new debt is added to our subsidiaries’ current debt levels, the substantial risks described above would intensify.

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

As of September 26, 2010, we owned auction rate securities with a par value of $49.5 million and market value of $27.3 million. We originally purchased these securities believing them to be safe, short-term and highly liquid investments. However, as a result of the systemic failure of the auction rate securities market, these securities are no longer liquid. While we continue to accrue and receive interest on these securities at the contractual rate, there can be no assurance that there will ever be an active market for our auction rate securities. Uncertainties in the credit and capital markets could lead to further downgrades of our auction rate securities and additional impairments. Additionally, auction failures have limited our ability to fully recover the par value of our investment in the short term and even if we hold the securities to maturity, the long-term value of the auction rate securities may potentially be impacted by issuer defaults. We do not anticipate that the lack of liquidity or future downgrades and impairments will materially impact our ability to fund out working capital needs, capital expenditures or other business requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the company of its own common stock during the third quarter of 2010.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2010 - July 25, 2010	—		—	—
July 26, 2010 - August 22, 2010	—		—	—
August 23, 2010 - September 26, 2010	1,000,000	7.98	—	—

Total	1,000,000	$7.98	—	—

Item 6.	Exhibits

Exhibit No.	Description

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

101.INS [1]	XBRL Instance Document

101.SCH [1]	XBRL Taxonomy Extension Schema Document

101.CAL [1]	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF [1]	XBRL Taxonomy Definition Linkbase Document

101.LAB [1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	XBRL Taxonomy Extension Presentation Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

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

Fairchild Semiconductor International, Inc.

Date: November 4, 2010	/S/ ROBIN A. SAWYER
Robin A. Sawyer
Vice President, Corporate Controller (Principal Accounting Officer)