Form 10-K
period 2010-12-26
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2011-02-24
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-15181

Fairchild Semiconductor International, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	04-3363001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3030 Orchard Parkway, San Jose, CA	95134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 822-2000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2010 was $1,103,580,632

The number of shares outstanding of the Registrant’s Common Stock as of February 21, 2011 was 126,338,813.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2011 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Except as otherwise indicated in this Annual Report on Form 10-K, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual subsidiaries where appropriate.

The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 26, 2010, December 27, 2009 and December 28, 2008 each consist of 52 weeks.

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

Products and Technology

Our product groups are organized by the end markets they support and include: (1) Mobile, Computing, Consumer and Communication (MCCC), (2) Power Conversion, Industrial and Automotive (PCIA). Our third reportable segment is Standard Discrete and Standard Linear (SDT), which contains a wide array of mature, standard products.

We strive to invest in the latest wafer fabrication power semiconductor technology and successfully qualified a number of new processes including low and mid voltage PowerTrench®, advanced insulated gate bipolar transistor (IGBT), as well as advanced high power metal oxide semiconductor field effect transistors (MOSFET) fabrication technologies. Our new South Portland, Maine 8-inch wafer fabrication line is focused on process technologies specifically tailored to the high performance analog market. We are also converting our Salt Lake fab to 8” and have plans to expand and convert much of the Bucheon, Korea fab to 8” wafers as well. The process flows are modular in nature and thus provide a wide range of capabilities including low voltage control and power switching. Additional passive devices and programmable elements may be combined with these active devices to create innovative, highly integrated analog solutions.

Mobile, Computing, Consumer and Communication (MCCC)

We design, manufacture and market high-performance analog and mixed signal integrated circuits, low voltage power MOSFETs for mobile, consumer, computing, and communication applications. We have a leadership position in the power MOSFET market by leveraging our industry leading portfolio of PowerTrench® products. Our analog and mixed signal products focused on the Mobile end- markets represent 35 percent of revenue and are the primary growth engine for the MCCC group.

We offer analog and mixed signal devices in a number of proprietary part types with an emphasis on serving the mobile market. The development of proprietary parts is largely driven by evolving end-system requirements such as extending battery life, improving audio quality, and USB connections. The drive for smaller and smaller mobile devices results in the need for higher integration and smaller components with higher performance levels. Major competitors include Analog Devices, Linear Technology, Maxim, Micrel, National Semiconductor, ON Semiconductor, ST Microelectronics, Intersil, International Rectifier, Infineon, and Texas Instruments.

Analog products monitor, interpret, and control continuously variable functions such as light, color, sound, and energy. Frequently, they form the interface with the digital world. We provide a wide range of analog products that perform such tasks as voltage regulation and system management. Analog voltage regulation circuits are used to provide constant voltages as well as step up or step down voltage levels on a circuit board. These products enable improvements in power efficiency, lighting management, and improve charge times in ultraportable products. These products are used in a variety of mobile, computing, communications, and consumer applications.

In addition to the power analog and interface products we also offer signal path products. These include analog and digital switches, USB switches, video encoders and decoders, video filters and high performance audio amplifiers. The analog switch functions are typically found in cellular handsets and other ultra portable applications. The video products provide a single chip solution to video filtering and amplification. Video filtering applications include set top boxes and digital television.

We believe our analog and mixed signal product portfolio is further enhanced by a broad offering of packaging solutions that we have developed. These solutions include surface mount, tiny packages, chip scale packages, and leadless carriers.

We also design, manufacture, and market power semiconductor solutions for computing, communications, mobile, consumer and industrial applications. Power semiconductor solutions include, power discrete MOSFETs, analog integrated circuits, and fully integrated multi-chip and monolithic power solutions.

Our power MOSFETs are primarily used in power delivery and power control applications. Power delivery and power control applications are ubiquitous across data consumption, processing and communication applications and enable our customers to deliver increasing content and mobility to the consumer, business to business, and industrial markets. We produce advanced low power MOSFETs under our PowerTrench® brands. Examples of applications where our advanced power MOSFETs are used include smartphones, tablets, notebook PCs, high performance gaming, home entertainment systems, servers, data communication, and routers.

Fully integrated multi-chip and monolithic power solutions are devices that integrate analog and power discrete functions into a single module, offering further improvements in power consumption and critical space savings.

Power Conversion, Industrial and Automotive (PCIA)

We design, manufacture and market power discrete semiconductors, analog and mixed signal integrated circuits (ICs) for the broad power conversion/power management, industrial, and automotive applications. Our products are building blocks that help convert a semi-regulated energy source (AC—alternating current or DC—direct current) to a regulated output for electronic systems (AC-DC, DC-AC, and DC-DC conversion). Our discrete devices are individual diodes or transistors that perform power switching, power conditioning and signal amplification functions in electronic circuits. Our analog and mixed signal ICs are used to control discrete semiconductors in applications such as power switching, conditioning, signal amplification, power distribution, and power consumption. Driving the demand and growth of our business is the increasing need for higher efficiency and higher power density for space savings. We are also seeing strong demand for our solutions which reduce the consumption of power when electronic devices are in standby mode. We manufacture discrete products using state of the art vertical DMOS MOSFETs, Insulated Gate Bipolar Transistors (IGBT), Bipolar,

and ultrafast rectifier technologies. We manufacture analog and mixed signal ICs using a variety of bipolar (Bi), complementary metal oxide (CMOS), BiCMOS, and bipolar/cmos/dmos (BCDMOS) state of the art processes up to 1200V and down to 0.35µm (microns) minimum geometry. Major competitors include Infineon, ST Microelectronics, International Rectifier, Power Integrations, ON Semiconductor, NXP, and Vishay.

Power MOSFETs are used in applications to switch, shape or transfer energy. These products are used in a variety of high-growth applications including solar inverters, uninterruptible power supplies (UPS), data centers & communications, motors, lighting, automotive, computing, displays, and industrial supplies. We produce advanced power MOSFETs under our SupreMOS™, SuperFET™, PowerTrench®, UNIFET™ and QFET™/CFET™ brands. MOSFETs enable various end applications to achieve their design needs and efficiency goals.

IGBTs are high-voltage power discrete devices. They are used in switching applications for solar inverters, UPS, data centers & communications, motors, industrial, power supplies, displays, TVs, and automotive ignition systems. These applications require lower switching frequencies, higher power, and/or higher voltages than a power MOSFET can provide. We are a leading supplier of IGBTs. We feature various planar and trench IGBT technologies for these applications.

Rectifier products work with IGBTs and MOSFETs in many applications to provide power conversion and conditioning. Our premier product is the Stealth™ rectifier, providing industry leading performance and efficiencies in data communications, industrial power supply, displays, TVs, and motor applications.

Leveraging our Power MOSFET and IGBT technologies, we also design and manufacture modules for the industrial, automotive, and home appliance end markets which are growing with the worldwide need to improve efficiency, increase power density, and conserve energy.

We design and develop a line of proprietary, high-performance smart power modules or SPM™ products targeted to various end applications in consumer white goods and industrial applications: room air conditioners, industrial power supplies, inverters, pumps, and industrial motors. These are multi-chip modules containing up to 28 components in a single package that includes diodes, power discrete IGBTs or MOSFETs, high voltage power management driver ICs, and current and temperature sensors. Similar modules, called APM™, are used in automotive applications. These innovative products provide customers with a fully integrated power management solution designed to increase power efficiency, power density, system reliability, system functionality, and reduce engineering development time.

We sell custom and standard analog and mixed signal ICs to enable management of power systems. We design and manufacture power management semiconductors for line-powered and off-line powered systems that integrate or complement our Power MOSFETs to simplify engineering challenges to increase efficiency, increase power density for space savings, and reduce energy consumption. The integration improves system reliability by reducing the total number of components, while offering comparable robustness. We sell and market off-line and isolated DC-DC ICs, MOSFET and IGBT gate driver ICs, and power factor correction ICs to the consumer, computing, displays, TVs, lighting, and industrial segments.

Off-line and isolated DC to DC IC products address power conversion from less than one watt output up to 1kW. The solutions target space saving by improving overall system efficiency and reducing the total number of components. Additionally, our devices help the designer conserve system power. The product families primarily target the high volume consumer and computing markets with a smaller percentage aimed towards the lower volume, diversified industrial markets.

MOSFET and IGBT Gate Drivers IC products complement our off-line and isolated DC to DC, power MOSFETs, and IGBTs for applications from less than one hundred watts output to greater than 2kW. These gate drivers are often required for higher power MOSFETs and IGBTs applications, higher efficiency, additional system functionality, and reduced design complexity.

Power Factor Correction (PFC) ICs complement our off-line and isolated DC to DC, power MOSFETs, rectifiers, and IGBTs for applications from less than one hundred watts output to 2kW. Undesired by-products of electronic equipment include inefficient power usage from an AC source, higher AC noise and undesired harmonics. PFC ICs are needed to improve the power efficiency and to lower noise or harmonics to government and industry mandated levels.

Optoelectronics covers a wide range of semiconductor devices that emit and sense both visible and infrared light. We participate in the optocouplers and infrared device segments of the optoelectronics market. Optocouplers incorporate infrared emitter and detector combinations in a single package. These products are used to transmit signals between two electronic circuits while maintaining a safe electrical isolation between them. Major applications for these devices include power supplies, UPS, solar inverters, motor controls and power modules & industrial control system. Our focus in optoelectronics is aligned with our power management business, as these products are used extensively in power supplies and AC to DC power conversion applications. Major competitors for this business include Vishay and Liteon.

Standard Linear and Standard Discrete (SDT)

SDT combines the management of mature and multiple market products which provide generic solutions from the two product divisions discussed below.

Standard Diode & Transistor Products (SDT) devices cover a wide range of semiconductor products including: MOSFET, junction field effect transistor (JFET), high power bipolar, discrete small signal transistors, TVS, Zeners, rectifiers, bridge rectifiers, Schottky and diodes. Our parts can be found in almost every circuit with our portfolio focus geared towards meeting the needs of general power switching, power conditioning, circuit protection, and signal amplification functions in electronic circuits of computing, industrial, mobile, ultraportable, and consumer markets. The portfolio is enhanced with single and multichip solutions in industry leading small packages that add value with performance and minimal footprint on the PCB. Major competitors include International Rectifier, Diodes Incorporated, NXP Semiconductors, ST Microelectronics, ON Semiconductor and Vishay.

We design, manufacture and market analog integrated circuits for computing, consumer, communications, ultra-portable and industrial applications. These products are manufactured using bipolar, CMOS and BiCMOS technologies. Standard Linear solutions range from bipolar regulators, shunt regulators, low drop out regulators, standard op-amp/comparators, low voltage op-amp, and others. Analog voltage regulator circuits are used to provide constant voltages as well as to step up or step down voltage levels on a circuit board. Op-amps/comparators are designed specifically to operate from a single power supply over a wide range of voltages. We also offer low-voltage op-amps that provide a combination of low power, rail-to-rail performance, low voltage operation, and tiny package options which are well suited for use in personal electronics equipment.

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

Sales, Marketing and Distribution

For the year ended December 26, 2010, we derived approximately 65%, 29% and 6% of our net sales from distributors, original equipment manufacturers (OEMs), and electronic design and manufacturing services (EMS) customers, respectively, through our regional sales organizations. We operate regional sales organizations in Europe, with principal offices in Fuerstenfeldbruck, Germany; the Americas, with principal offices in Dallas, Texas; the Asia/Pacific region (which for these purposes excludes Japan and South Korea), with principal offices in Singapore; Japan, with principal offices in Tokyo; and South Korea, with principal offices in Seoul. A discussion of revenue by geographic region for each of the last three years can be found in Item 8, Note 17 of this report. Each of the regional sales organizations is supported by logistics organizations, which manage independently operated warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through warehouses that are owned and operated by us or by a third party provider.

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

Research and Development

Our expenditures for research and development for 2010, 2009 and 2008 were $120.2 million, $99.7 million and $112.9 million, respectively. These expenditures represented 7.5%, 8.4% and 7.2% of sales for 2010, 2009 and 2008, respectively. Advanced silicon processing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed, higher power density and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology for our classes of products. Our R&D efforts continue to be focused in part on new and innovative packaging solutions that make use of new assembly methods and new high performance packaging materials, as well as in exclusive and patent protected transistor structure development. We are also using our R&D resources to characterize and apply new materials in both our packaging and semiconductor device processing efforts.

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

Manufacturing

We operate seven manufacturing facilities, four of which are “front-end” wafer fabrication plants in the United States (U.S.) and South Korea, and three of which are “back-end” assembly and test facilities in Asia. Information about our property, plant and equipment by geographic region for each of the last three years can be found in Item 8, Note 17 of this report.

Our products are manufactured and designed using a broad range of manufacturing processes and certain proprietary design methods. We use all of the prevalent function-oriented process technologies for wafer fabrication, including CMOS, Bipolar, BiCMOS, DMOS and RF. We use primarily mature through-hole and advanced surface mount technologies in our assembly and test operations. We have fully implemented a lead free packaging initiative and all products currently manufactured use a lead free finish in full compliance with RoHS industry environmental requirements.

The table below provides information about our manufacturing facilities and products.

Manufacturing Facilities

Location	Products

Front-End Facilities:
Mountaintop, Pennsylvania	Discrete Power Semiconductors

South Portland, Maine	Analog Switches, USB, Interface SerDes, Converters, Logic Gates, Buffers, Counters, Opto Detectors, Ground Fault Interrupters, Power Management ICs

West Jordan, Utah	Discrete Power Semiconductors

Bucheon, South Korea	Discrete Power Semiconductors, Standard Analog Integrated Circuits, Power Management ICs

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

Suzhou, China

Power Semiconductors (Diodes & Rectifiers, IGBTs, Integrated Power Solutions (SPM), MOSFETs, Transistors)

Power Management ICs (AC-DC: PWM (Combo) Controllers)

Automotive Products (Automotive Modules, Discrete Power Semiconductors, Intelligent Power Semiconductors)

Our Mountaintop, Pennsylvania location is scheduled for closure in the fourth quarter of 2012. Most of the products currently manufactured in Pennsylvania will be transferred to other internal sites.

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

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper and aluminum wire, Alloy 42/Cu lead frames, mold compound, ceramic and other substrate material and some chemicals and gases. We obtain our raw materials and supplies from a large number of sources, adopting vendor-managed inventory and just-in-time delivery. Although supplies for the raw materials used by us are currently adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

Backlog

Backlog at December 26, 2010 was approximately $915 million, up from approximately $586 million at December 27, 2009. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. In periods of depressed demand, customers tend to rely on shorter lead times available from suppliers, including us. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. We are currently in a period of increased demand. Additionally, backlog is impacted by our manufacturing lead times, which have increased on average from December 27, 2009 to December 26, 2010. As is customary in the semiconductor industry, we allow orders to be canceled or deliveries delayed by customers within agreed upon parameters. Accordingly, our backlog at any time should not be used as an indication of future revenues.

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

Trademarks and Patents

As of December 26, 2010 we held 1,117 issued U.S. patents and 1,204 issued non-U.S. patents with expiration dates ranging from 2010 through 2030. We also have trademarks that are used in the conduct of our business to distinguish genuine Fairchild products. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as system and application knowledge, ability and experience of our personnel, the range and number of new products being developed by us, our market brand recognition, ongoing sales and marketing efforts, customer service, technical support and our manufacturing capabilities.

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

We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were immaterial for 2010, 2009 and 2008. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

Employees

Our worldwide workforce consisted of 8,977 full and part-time employees as of December 26, 2010. We believe that our relations with our employees are satisfactory.

At December 26, 2010, 120 of our employees were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends June 1, 2011 and provides for guaranteed wage and benefit levels as well as employment security for union members. If a work stoppage were to occur, it could impact our ability to operate. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.

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

On November 26, 2010, the employees in our facility in Suzhou, China approved the creation of a labor union that was officially established on January 26, 2011 under applicable local law. While the All China Federal Trade Union (ACFTU) has indicated its desire that local unions should work towards the goal of executing collective bargaining agreements at companies that have established labor unions, there is currently no collective bargaining agreement between the company and the employees in Suzhou.

Executive Officers

The following table provides information about the executive officers of our company. There is no family relationship among any of the named executive officers.

Name	Age	Title
Mark S. Thompson	54	Chairman of the Board of Directors, President and Chief Executive Officer
Mark S. Frey	57	Executive Vice President, Chief Financial Officer and Treasurer
Allan Lam	51	Executive Vice President, Worldwide Sales and Marketing
Robert J. Conrad	51	Executive Vice President and General Manager, Mobile, Computing, Communications and Consumer Products Group
Justin Chiang	48	Executive Vice President and General Manager, Power Conversion, Industrial and Automotive Products Group
Daniel A. Chandler	54	Senior Vice President, Quality Assurance and Operational Excellence
Robin Goodwin	50	Executive Vice President, Manufacturing and Supply Chain
Paul D. Delva	48	Senior Vice President, General Counsel and Corporate Secretary
Kevin B. London	53	Senior Vice President, Human Resources and Administration
Robin A. Sawyer	43	Vice President, Corporate Controller

Mark S. Thompson, Chairman of the Board of Directors, President and Chief Executive Officer (CEO). Mr. Thompson joined Fairchild Semiconductor in November 2004 as Executive Vice President, Manufacturing and Technology group. He became President and Chief Executive Officer in May 2005 and was elected Chairman of the Board in May 2008. He has over 25 years of high technology experience. Prior to joining the company, Mr. Thompson had been Chief Executive Officer of Big Bear Networks since August 2001. He was previously Vice President and General Manager of Tyco Electronics, Power Components Division and, prior to its acquisition by Tyco, was Vice President of Raychem Corporation’s Electronics OEM division. Mr. Thompson is a director of American Science and Engineering, Inc. and Cooper Industries, Ltd.

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

Robert J. Conrad, Executive Vice President and General Manager, Mobile, Computing, Communications and Consumer Products Group. Mr. Conrad joined Fairchild Semiconductor in September 2003 as Senior Vice President and General Manager of the Analog Products Group. He became Executive Vice President in May 2006, and assumed his current position in December 2007. Mr. Conrad has over 27 years of semiconductor industry experience. His experience prior to joining Fairchild includes twelve years at Texas Instruments in a variety of engineering and business management roles, six years at Analog Devices where he was Vice President and General Manager of the DSP Division, and most recently as CEO and President of Trebia Networks, a private fabless semiconductor company, since April 2001. Mr. Conrad is on the board of directors of Mindspeed Technologies, Inc.

Justin Chiang, Executive Vice President and General Manager, Power Conversion, Industrial and Automotive Products Group. Mr. Chiang joined Fairchild Semiconductor in May 2005 as Vice President of System Power in the Analog Products Group, and was promoted to Senior Vice President and General Manager, Power Conversion, Industrial and Automotive Product Group in December 2007 and to his current position in December 2008. He has over 18 years of experience in the electronic and semiconductor industry. Prior to joining the company, Mr. Chiang was the General Manager of Tyco Electronics, Power Components Division from 2003 to 2005. He was previously Director of Tyco Electronics, Silicon Products Group, Circuit Protection Division from 2000 to 2003 and prior to that he held a variety of technical and senior management positions with Raychem Corporation from 1994.

Daniel A. Chandler, Senior Vice President, Quality Assurance and Operational Excellence. Mr. Chandler joined Fairchild in February of 2006 and is responsible for Global Quality and Operational Excellence, and management of the Standard Linear and Standard Discrete Group. He has 25 years of experience working in electronics related industries. Before joining Fairchild, Mr. Chandler was Corporate Director of Engineering Excellence at Tyco Electronics. Prior to that, he was the Director of Marketing and Business Development for the Circuit Protection Division at Tyco. Mr. Chandler also held various positions at Raychem Corporation including Director of Product Development, Interconnect Division and later for the Circuit Protection Division.

Robin Goodwin, Executive Vice President, Manufacturing and Supply Chain. Mr. Goodwin joined Fairchild Semiconductor as part of its founding in 1997, as the Director of Finance. He transitioned to supply chain management in 2001 and assumed the leadership position in developing Fairchild’s first global planning organization. He became Senior Vice President, Supply Chain Management in November 2005, and was promoted to his current position in May 2008. He has 28 years in the high technology industry in a combination of financial and supply chain management roles. Mr. Goodwin’s experience spans across OEMs, EMS and component suppliers.

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

Kevin B. London, Senior Vice President, Human Resources and Administration. Mr. London became Vice President of Human Resources in July 2002 and was promoted to Senior Vice President in August 2005. He has over 30 years experience in the semiconductor industry. Prior to becoming Vice President, he held various Human Resources and production management positions in the company.

Robin A. Sawyer, Vice President, Corporate Controller and Chief Accounting Officer. Ms. Sawyer has served as the company’s Vice President and Corporate Controller since November 2002. She was previously Manager of Financial Planning and Analysis since joining the company in August 2000. Prior to joining the company, Ms. Sawyer was employed by Cornerstone Brands, Inc. from 1998 to 2000 as Director of Financial Planning and Reporting. Prior to that Ms. Sawyer was employed by Baker, Newman and Noyes, LLC and its predecessor firm, Ernst & Young, and is a Certified Public Accountant. Ms. Sawyer is a director of Camden National Corporation.

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

Our common stock is traded on The New York Stock Exchange and significantly increased in value during 2010. Additionally, our stock has experienced and may continue to experience significant price and volume fluctuations that could adversely affect its market price without regard to our operating performance. We believe that factors such as quarterly fluctuations in financial results, earnings below analysts’ estimates and financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Similar fluctuations in the future could adversely affect the market price of our common stock.

We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues.

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is occasionally subject to double booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the production of products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower than expected demand. While we anticipate increasing demand in many of our markets, lower demand than anticipated may impact our customers’ target inventory levels. During 2010 we successfully lowered channel inventory and we continue to carefully manage our inventory in 2011; however our current business forecasting is still qualified by the risk that our backlog may deteriorate as a result of customer cancellations.

Downturns in the highly cyclical semiconductor industry or changes in end user market demands could reduce the profitability and overall value of our business, which could cause the trading price of our stock to decline or have other adverse effects on our financial position.

The semiconductor industry is highly cyclical, and the value of our business may decline as a result of market response to this cyclicality. As we have experienced in the past, uncertainty in global economic conditions may continue to negatively affect us and the rest of the semiconductor industry, by causing us to experience backlog cancellations, higher inventory levels and reduced demand for our products. We may experience renewed, possibly severe and prolonged, downturns in the future as a result of this cyclicality. Even as demand increases following such downturns, our profitability may not increase because of price competition and supply shortages that historically accompany recoveries in demand. In addition, we may experience significant fluctuations in our profitability as a result of variations in sales, product mix, end user markets, the costs associated with the introduction of new products, and our efforts to reduce excess inventories that may have built up as a result of any of these factors. The markets for our products depend on continued demand for consumer electronics such as personal computers, cellular telephones, tablet devices, digital cameras, and automotive, household and industrial goods. Deteriorating global economic conditions may cause these end user markets to experience decreases in demand that could adversely affect our business and future prospects.

Our failure to execute on our cost reduction initiatives and the impact of such initiatives could adversely affect our business.

We continue to take cost reduction initiatives to keep pace with the evolving economic and competitive conditions. These actions include plans to streamline and consolidate wafer manufacturing by closing our wafer manufacturing facility in Pennsylvania, closing our four-inch manufacturing line in South Korea and converting to 8 inch wafers in Salt Lake City, Utah, Bucheon, South Korea and South Portland, Maine. Additionally, we initiated several insourcing programs to replace higher-cost outside subcontractors with internal manufacturing, we lowered our materials costs and implemented workforce reductions in an effort to simplify operations, improve productivity and reduce costs.

We cannot guarantee that we will successfully implement any of these actions, or if these actions and other actions we may take will help reduce costs. Because restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business.

We may not be able to develop new products to satisfy changing customer demands or we may develop the wrong products.

Our success is largely dependent upon our ability to innovate and create revenues from new product introductions. Failure to develop new technologies, or react to changes in existing technologies, could materially delay development of new products and lead to decreased revenues and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. Our financial performance depends on our ability to identify important new technology advances and to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. While new products often command higher prices and higher profit margins, we may not successfully identify new product opportunities and develop and bring new products to market or succeed in selling them for use in new customer applications in a timely and cost-effective manner. Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive. Many of our competitors are larger, older and more established companies with greater engineering and research and development resources than us. If we fail to identify a fundamental shift in technologies or in our product markets such failure could have material adverse effects on our competitive position within the industry. In addition, to remain competitive, we must continue our efforts to reduce die sizes, develop new packages and improve manufacturing yields. We cannot assure you that we can accomplish these goals.

If some original equipment manufacturers do not design our products into their equipment, our revenue may be adversely affected.

We depend on our ability to have OEMs, or their contract manufacturers, choose our products. Frequently, an OEM will incorporate or specifically design our products into the products it produces. In such cases the OEM may identify our products, with the products of a limited number of other vendors, as approved for use in particular OEM applications. Without “design wins,” we may only be able to sell our products to customers as a secondary source, if at all. If an OEM designs another supplier’s product into one of its applications, it is more difficult for us to achieve future design wins for that application because changing suppliers involves significant cost, time, effort and risk for the OEM. Even if a customer designs in our products, we are not guaranteed to receive future sales from that customer. We may be unable to achieve these “design wins” because of competition or a product’s functionality, size, electrical characteristics or other aspect of its design or price. Additionally, we may be unable to service expected demand from the customer. In addition, achieving a design win with a customer does not ensure that we will receive significant revenue from that customer and we may be unable to convert design into actual sales.

We depend on demand from the consumer, original equipment manufacturer, contract manufacturing, industrial, automotive and other markets we serve for the end market applications which incorporate our products. Reduced consumer or corporate spending due to increased energy and commodity prices or other economic factors could affect our revenues.

If we provide revenue, margin or earnings per share guidance, it is generally based on certain assumptions we make concerning the health of the overall economy and our projections of future consumer and corporate spending. If our projections of these expenditures are inaccurate or based upon erroneous assumptions, our revenues, margins and earnings per share could be adversely affected. For example, beginning in the third quarter and continuing into the fourth quarter of 2008, we observed progressively weakening order rates which we attributed to uncertainty and deterioration of global economic conditions. While order rates and profitability improved throughout 2010, we cannot be certain that a change in consumer demand will not have a adverse effect on our business.

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

Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products. From time to time we are required to defend against claims by competitors and others of intellectual property infringement. Claims of intellectual property infringement and litigation regarding patent and other intellectual property rights are commonplace in the semiconductor industry and are frequently time consuming and costly. From time to time, we may be notified of claims that we may be infringing patents issued to other companies. Such claims may relate both to products and manufacturing processes. We may engage in license negotiations regarding these claims from time to time. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful in our efforts to avoid infringement claims. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been and are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. For example, since October 2004, we have been in litigation with Power Integrations, Inc. See Item 3, Legal Proceedings. Our involvement in this litigation and future intellectual property litigation, or the costs of avoiding or settling litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged products or technologies and diverting the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. We may decide to settle patent infringement claims or litigation by purchasing license rights from the claimant, even if we believe we are not infringing, in order to reduce the expense of continuing the dispute or because we are not sufficiently confident that we would eventually prevail. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

From time to time we may dispose of assets and businesses in an effort to grow our more profitable product lines. When we do so, we face certain risks associated with these exit activities, including but not limited the risk that we will disrupt service to our customers, the risk of inadvertently losing other business not related to the exit activities, the risk that we will be unable to effectively continue, terminate, modify and manage supplier and vendor relationships, and the risk that we may be subject to consequential claims from customers or vendors as a result of eliminating, or transferring the production of affected products or the renegotiation of commitments related to those products.

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

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Our manufacturing operations depend upon our ability to obtain adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. If the prices of these raw materials rise significantly we may be unable to pass on our increased operating expenses to our customers. This could result in decreased profit margins for the products in which the materials are used. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products in the past resulted in a number of claims for damages from customers. We purchase some of our raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Taiwan Semiconductor Manufacturing Company, Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, Macronix International Co. Ltd., and Phenitec Semiconductor. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Amkor, ASE, AUK, GEM Services, Hana Semiconductor, Liteon, Tak Cheong Electronics, Greatek, Etrend, AIC and UTAC Thai Ltd. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

Delays in expanding capacity at existing facilities, implementing new production techniques, or incurring problems associated with technical equipment malfunctions, all could adversely affect our manufacturing efficiencies.

Our manufacturing efficiency is an important factor in our profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. We are constantly looking for ways to expand capacity or improve efficiency at our manufacturing facilities. For example, we are currently in the process of converting our facilities in South Korea, Utah and Maine from 6 inch wafers to 8 inch wafers. As is common in the semiconductor industry, we may experience difficulty in completing transitions to new manufacturing processes at existing facilities. As a consequence, we have suffered delays in product deliveries or reduced yields in the past and may experience such delays again in the future.

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

We rely on subcontractors to reduce production costs and to meet manufacturing demands, which may adversely affect our results of operations.

Many of the processes we use in manufacturing our products are complex requiring, among other things, a high degree of technical skill and significant capital investment in advanced equipment. In some circumstances, we may decide that it is more cost effective to have some of these processes performed by qualified third party subcontractors. In addition, we may utilize a subcontractor to fill unexpected customer demand for a particular product or process or to guaranty supply of a particular product that may be in great demand. More significantly, as a result of the expense incurred in qualifying multiple subcontractors to perform the same function, we may designate a subcontractor as a single source for supplying a key product or service. If a single source subcontractor were to fail to meet our contractual requirements, our business could be adversely affected and we could incur production delays and customer cancellations as a result. We would also be required to qualify other subcontractors, which would be time consuming and cause us to incur additional costs. In addition, even if we qualify alternate subcontractors, those subcontractors may not be able to meet our delivery, quality or yield requirements, which could adversely affect our results of operations. In addition to these operational risks, some of these subcontractors are smaller businesses that may not have the financial ability to acquire the advanced tools and equipment necessary to fulfill our requirements. In some circumstances, we may find it necessary to provide financial support to our subcontractors in the form of advance payments, loans, loan guarantees, equipment financing and similar financial arrangements. In those situations, we could be adversely impacted if the subcontractor failed to comply with its financial obligations to us.

Approximately two-thirds of our sales are made to distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.

Distributors accounted for 65% of our net sales for the year ended December 26, 2010. Our top five distributors worldwide accounted for 19% of our net sales for the year ended December 26, 2010. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Our continued success depends on our ability to attract, motivate and retain skilled personnel, including technical, marketing, management and staff personnel. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees, is intense, particularly when the business cycle is improving. During such periods competitors may try to recruit our most valuable technical employees. While we devote a great deal of our attention to designing competitive compensation programs aimed at accomplishing this goal, specific elements of our compensation programs may not be competitive with those of our competitors and there can be no assurance that we will be able to retain our current personnel or recruit the key personnel we require.

If we must reduce our use of equity awards to compensate our employees, our competitiveness in the employee marketplace could be adversely affected. Our results of operations could vary as a result of the methods, estimates and judgments we use to value our stock-based compensation.

Like most technology companies, we have a history of using employee stock based incentive programs to recruit and retain our workforce in a competitive employment marketplace. Our success will depend in part upon the continued use of stock options, restricted stock units, deferred stock units and performance-based equity awards as a compensation tool. We are currently seeking and we plan to seek stockholder approval in the future for increases in the number of shares available for grant under the Fairchild Semiconductor 2007 Stock Plan as well as other amendments that may be adopted from time to time which require stockholder approval. If these proposals do not receive stockholder approval, we may not be able to grant stock options and other equity awards to employees at the same levels as in the past, which could adversely affect our ability to attract, retain and motivate qualified personnel, and we may need to increase cash compensation in order to attract, retain and motivate employees, which could adversely affect our results of operations. Additionally, since 2009 we have relied almost exclusively on grants of restricted stock units, deferred stock units and performance based equity awards in place of stock options. We expect to continue that practice in 2011. While we believe that our compensation policies are competitive with our peers, we cannot provide any assurance that we have not, and will not continue in the future to lose opportunities to recruit and retain key employees as a result of these changes.

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

Our operations and business could be significantly harmed by natural disasters.

Our manufacturing facilities in China, South Korea, Malaysia, the Philippines and the many of the third party contractors and suppliers that we currently use are located in countries that are in seismically active regions of the world where earthquakes and other natural disasters, such as floods and typhoons may occur. While we take precautions to mitigate these risks, we cannot be certain that they will be adequate to protect our facilities in the event of a major earthquake, flood, typhoon or other natural disaster. Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and would not cover us for lost business. As a result, a natural disaster in one of these regions could severely disrupt the operation of our business and have a material adverse effect on our financial condition and results of operations.

Our international operations subject our company to risks not faced by domestic competitors.

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 72% of our revenues in fiscal year 2010 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

As a result of the acquisition of the power device business from Samsung Electronics in 1999, we have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 13% of our revenue for the year ended December 26, 2010.

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

We expect a significant portion of our production from our Suzhou, China facility will be exported out of China, however, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. Our ability to operate in China may be adversely affected by changes in that country’s laws and regulations, including those relating to taxation, foreign exchange restrictions, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the U.S. could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

Our senior credit facility limits our flexibility and places restrictions on the manner in which we run our operations.

At December 26, 2010, we had total debt of $320.7 million and the ratio of this debt to equity was approximately 0.3 to 1. As of December 26, 2010, our senior credit facility includes $320.7 million in term loans and the $100 million revolving line of credit. Adjusted for outstanding letters of credit, we had up to $98.8 million available under the revolving loan portion of the senior credit facility. In addition, there is a $150 million uncommitted incremental term loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

•

require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase the amount of our interest expense, because our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to the instruments governing our indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; or

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

Our historical financial results have been, and we anticipate that our future financial results may be subject to substantial fluctuations. While we currently have sufficient cash flow to satisfy all of our current obligations, we cannot assure you that our business will continue to generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs in the future. Further, we can make no assurances that our currently anticipated cost savings and operating improvements will be realized on schedule or at all, or that future borrowings will be available to us under our senior credit facility in an amount sufficient to satisfy our liquidity needs. In addition, because our senior credit facility has a variable interest rate, our cost of borrowing will increase if market interest rates increase. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or raise equity. We cannot assure you that we would be able to renew or refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Restrictions imposed by the credit agreement relating to our senior credit facility restrict or prohibit our ability to engage in or enter into some business operating and financing arrangements, which could adversely affect our ability to take advantage of potentially profitable business opportunities.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of December 26, 2010, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We have investments in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

As of December 26, 2010, we owned auction rate securities with a par value of $49.5 million and market value of $28.0 million. We originally purchased these securities believing them to be safe, short-term and highly liquid investments. However, as a result of the systemic failure of the auction rate securities market, these securities are no longer liquid. While we continue to accrue and receive interest on these securities at the contractual rate, there can be no assurance that there will ever be an active market for our auction rate securities. Uncertainties in the credit and capital markets could lead to further downgrades of our auction rate securities and additional impairments. Additionally, auction failures have limited our ability to fully recover the par value of our investment in the short term and even if we hold the securities to maturity, the long-term value of the auction rate securities may potentially be impacted by issuer defaults. We do not anticipate that the lack of liquidity or future downgrades and impairments will materially impact our ability to fund out working capital needs, capital expenditures or other business requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the Securities and Exchange Commission as of February 24, 2011.

ITEM 2.	PROPERTIES

We maintain manufacturing and office facilities around the world including the U.S., Asia and Europe. The following table provides information about these facilities at December 26, 2010.

Location	Owned	Leased	Use	Business Segment
Bucheon, South Korea	X		Manufacturing, office facilities and design center.	PCIA and SDT
Cebu, Philippines	X	X	Manufacturing, warehouse and office facilities.	MCCC, PCIA and SDT
Fuerstenfeldbruck, Germany		X	Office facilities.	—
Hwasung City, South Korea	X		Warehouse space.	—
Kowloon, Hong Kong		X	Office facilities.	—
Colorado Springs, Colorado		X	Office facilities and design center.	MCCC
Mountaintop, Pennsylvania	X		Manufacturing and office facilities.	MCCC and PCIA
Oulu, Finland		X	Office facilities and design center.	MCCC
Penang, Malaysia	X	X	Manufacturing, warehouse and office facilities.	MCCC, PCIA and SDT
San Jose, California		X	Corporate headquarters, office facilities and design center.	MCCC and PCIA
Seoul, South Korea		X	Office facilities.	—
Shanghai, China		X	Office facilities.	—
Singapore		X	Corporate offices and sales office facilities.	—
South Portland, Maine	X	X	Corporate offices, manufacturing, office facilities and design center.	MCCC, PCIA and SDT
Suzhou, China	X		Manufacturing, warehouse and office facilities.	MCCC, PCIA and SDT
Taipei, Taiwan		X	Office facilities, warehouse and design center.	PCIA
Tokyo, Japan		X	Office facilities.	—
West Jordan, Utah	X		Manufacturing and office facilities.	MCCC
Wooton-Bassett, England		X	Office facilities.	—

Leases affecting the Penang, Suzhou and Cebu facilities are generally in the form of long-term ground leases, while we own improvements on the land. In some cases we have the option to renew the lease term, while in others we have the option to purchase the leased premises. We also have the ability to cancel these leases at any time. In addition to the facilities listed above we maintain smaller offices in leased spaces around the world.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of our PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against us. We voluntarily stopped U.S. sales and importation of those products in 2007 and have been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. The new trial was held in June of 2009 and then in January of 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We have challenged the final damages award, willfulness finding, injunction, and other issues on appeal. As a result of the appeal, we likely will be required to post a bond or provide other security in an amount equal to the final damages award for the duration of the appeal process.

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

Reexaminations: Parallel to the above federal court proceedings, we also petitioned the U.S. Patent and Trademark Office (USPTO) for reexamination of all unexpired patents claims asserted in POWI 1 and POWI 2 (those being all asserted claims from three of the four patents asserted in POWI 1 (the fourth patent has expired) and all of the patent claims asserted in POWI 2). Of the 24 claims at issue in the three patents from POWI 1, 22 have received final rejection from the USPTO. In POWI 2, all claims from the third patent which was asserted against us (from the patent which was not previously asserted in POWI 1) have been initially rejected by the USPTO.

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

We have analyzed the potential litigation outcomes from our current litigation in accordance with the Contingency Topic of the FASB ASC. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of December 26, 2010, the balance for potential litigation outcomes was $14.7 million. There was a ruling on damages for $6.1 million and in January 2011, the judge in the case awarded POWI an additional $6.1 million on the willfulness portion of the trial.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period beginning September 27, 2010 and ending on December 26, 2010.

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

	High	Low
2010
Fourth Quarter (from September 27, 2010 to December 26, 2010)	$15.80	$8.93
Third Quarter (from June 28, 2010 to September 26, 2010)	$10.63	$7.71
Second Quarter (from March 29, 2010 to June 27, 2010)	$12.73	$8.59
First Quarter (from December 28, 2009 to March 28, 2010)	$10.90	$8.56

2009
Fourth Quarter (from September 28, 2009 to December 27, 2009)	$10.77	$7.10
Third Quarter (from June 29, 2009 to September 27, 2009)	$11.48	$6.53
Second Quarter (from March 30, 2009 to June 28, 2009)	$8.46	$3.65
First Quarter (from December 29, 2008 to March 29, 2009)	$6.19	$2.83

As of February 21, 2011 there were approximately 159 holders of record of our Common Stock. We have not paid dividends on our common stock in any of the years presented above and have no present intention of doing so. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make. See Item 7, Liquidity and Capital Resources and Note 7 to our Consolidated Financial Statements contained in Item 8 of this report, for further information about restrictions to our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Programs

The following table provides information about the number of stock options, deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs) outstanding and authorized for issuance under all equity compensation plans of the company on December 26, 2010. The notes under the table provide important additional information.

	Number of Shares of Common Stock Issuable Upon the Exercise of Outstanding Options, DSUs, RSUs and PUs (1)	Weighted-Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining Available for Future Issuance (Excluding Shares Underlying Outstanding Options, DSUs, RSUs and PUs) (3)
Equity compensation plans approved by stockholders (4)	15,556,491	$17.78	5,210,490
Equity compensation plans not approved by stockholders (5)	275,000	17.00

Total	15,831,491	$17.76	5,210,490

(1)	Other than as described here, the company had no warrants or rights outstanding or available for issuance under any equity compensation plan at December 26, 2010.
(2)	Does not include shares subject to DSUs, RSUs or PUs, which do not have an exercise price.
(3)	Represents 255,427 shares under the 2000 Executive Stock Option Plan (2000 Executive Plan) and 4,955,063 shares under the Fairchild Semiconductor 2007 Stock Plan (2007 Stock Plan). There were no shares remaining available for future issuance under the Fairchild Semiconductor Stock Plan (Stock Plan) on December 26, 2010.

(4)	Shares issuable include 1,317,511 options under the 2000 Executive Plan, 6,875,722 options, 42,000 DSUs, 103,510 RSUs, and 833PUs under the Stock Plan and 944,516 options, 214,596 DSUs, 4,182,816 RSUs, and 1,874,987 PUs under the 2007 Stock Plan.
(5)	Represents 200,000 options granted in December 2004 to Mr. Thompson, and 75,000 options granted to Mr. Frey, in March 2006, as recruitment-related grants. These equity awards were made under the NYSE exemption for employment inducement awards. The equity awards are covered by separate award agreements. The options vest in equal installments over the four-year period following their grant date, have an eight-year term and have an exercise price per share equal to the fair market value of the company’s common stock on the grant date.

The material terms of the 2000 Executive Plan, the Stock Plan and the 2007 Stock Plan are described in Note 8 to the company’s Consolidated Financial Statements contained in Item 8 of this report, and the three plans are included as exhibits to this report.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the fourth quarter of 2010. The company also did not make any purchases of its own common stock during the fourth quarter of 2010.

Stockholder Return Performance

The following graph compares the change in total stockholder return on the company’s common stock against the total return of the Standard & Poor’s 500 Index and the Philadelphia Stock Exchange Semiconductor Index from December 23, 2004, the last day our common stock was traded on the New York Stock Exchange before the beginning of our fifth preceding fiscal year, to December 24, 2010, the last trading day in our fiscal year ended December 26, 2010. Total return to stockholders is measured by dividing the per-share price change for the period by the share price at the beginning of the period. The graph assumes that investments of $100 were made on December 23, 2005 in our common stock and in each of the indexes.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data as of December 26, 2010 and December 27, 2009 and for the years ended December 26, 2010, December 27, 2009, and December 28, 2008 are derived from our audited Consolidated Financial Statements, contained in Item 8 of this report. The historical consolidated financial data as of December 28, 2008, December 30, 2007 and December 31, 2006 and for the years ended December 30, 2007 and December 31, 2006 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted net income and loss, adjusted gross margin, and free cash flow are also included in the table below and are non-GAAP financial measures and should not be considered replacement for GAAP results. We present the adjusted results because we use them as additional measures of our operating performance, and believe the adjusted financial information is useful to investors because it illuminates underlying operational trends by excluding significant non-recurring or otherwise unusual transactions not related to our base business. Our criteria for determining adjusted results may differ from methods used by other companies and should not be considered as alternatives to net income or loss, gross margin, or other measures of consolidated operations and cash flow data prepared in accordance with US GAAP as indicators of our operating performance or as alternatives to cash flow as a measure of liquidity.

Our results for the years ended December 26, 2010, December 27, 2009, December 28, 2008, and December 30, 2007 each consist of 52 weeks, while results for the year ended December 31, 2006 consists of 53 weeks.

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007	December 31, 2006
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$1,599.7	$1,187.5	$1,574.2	$1,670.2	$1,651.1
Total gross margin	563.0	290.3	455.4	490.5	496.8
% of total revenue	35.2%	24.4%	28.9%	29.4%	30.1%
Net income (loss)	153.2	(60.2)	(167.4)	64.0	83.4

Net income (loss) per common share:
Basic	$1.23	$(0.49)	$(1.35)	$0.52	$0.68
Diluted	$1.20	$(0.49)	$(1.35)	$0.51	$0.67

Consolidated Balance Sheet Data
(End of Period):
Inventories	$232.7	$189.5	$231.0	$243.5	$238.9
Total assets	1,849.1	1,762.4	1,849.8	2,132.6	2,045.6
Current portion of long-term debt	3.8	5.3	5.3	203.7	2.8
Long-term debt, less current portion	316.9	466.9	529.9	385.9	589.7

Stockholders’ equity	1,176.3	1,026.6	1,057.1	1,218.5	1,132.2
Other Financial Data:
Research and development	$120.2	$99.7	$112.9	$109.8	$107.5
Depreciation and other amortization	156.3	160.4	114.5	103.5	93.3
Amortization of acquisition-related intangibles	22.4	22.3	22.1	23.5	23.5
Net interest expense	7.2	18.0	22.3	19.6	19.5
Capital expenditures	158.0	59.8	168.7	140.4	111.8
Adjusted net income	193.2	1.2	86.4	113.7	111.7
Adjusted gross margin	565.7	299.5	455.4	494.2	496.8
% of total revenue	35.4%	25.2%	28.9%	29.6%	30.1%
Free cash flow	174.5	128.6	16.7	50.2	73.1

We did not pay cash dividends on our common stock in any of the years presented above.

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007	December 31, 2006
Reconciliation of Net Income (Loss) to Adjusted Net Income
Net Income (Loss)	$153.2	$(60.2)	$(167.4)	$64.0	$83.4
Adjustments to reconcile net income (loss) to adjusted net income:
Restructuring and impairments, net	7.0	27.9	29.2	10.8	3.2
Purchased in-process research and development	—	—	—	3.9	—
Impairment (gain) on equity investment	—	2.1	—	—	—
Gain associated with debt buyback	—	(2.0)	—	—	—
Accelerated depreciation on assets related to fab closure	2.9	8.8	—	—	—
Write-off of deferred financing fees	2.1	—	—	—	—
Inventory write-off associated with fab closure	(0.2)	0.4	—	—	—
Charge (release) for litigation	8.0	6.0	(3.3)	9.5	8.2
(Gain) loss on sale of product line, net	—	—	—	0.4	(6.0)
Impairment of investments	—	—	19.0	—	—
Costs associated with the redemption of convertible debt	—	—	0.4	—	—
Goodwill impairment charge	—	—	203.3	—	—
Amortization of acquisition-related intangibles	22.4	22.3	22.1	23.5	23.5
System General purchase accounting charges	—	—	—	3.7	—
Less associated tax effects of the above and other acquistion-related intangibles	(2.2)	(4.1)	(14.4)	(3.0)	2.9
Tax benefits from finalized tax filings and positions	—	—	(2.5)	0.9	(3.5)

Adjusted Net Income	$193.2	$1.2	$86.4	$113.7	$111.7

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007	December 31, 2006
Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$563.0	$290.3	$455.4	$490.5	$496.8
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	2.9	8.8	—	—	—
Inventory write-off associated with fab closure	(0.2)	0.4	—	—	—
System General purchase accounting charges	—	—	—	3.7	—

Adjusted gross margin	$565.7	$299.5	$455.4	$494.2	$496.8

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007	December 31, 2006
Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by (used in) operating activities	$332.5	$188.4	$185.4	$190.6	$184.9
Capital Expenditures	158.0	59.8	168.7	140.4	111.8

Free Cash Flow	$174.5	$128.6	$16.7	$50.2	$73.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We entered 2010 as a leaner and more focused company positioned to gain market share and accelerate the improvement of our business in 2010 and beyond. During the year, we delivered strong financial performance and significantly strengthened our balance sheet. We also built a combination of technologies, products and supply chain capabilities to support our target markets as we continue to develop innovative analog and power management solutions that enable greater energy efficiency and wireless mobility.

We continue to proactively take actions to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. We continue to manage our production output to maintain channel inventories within our new lower target range of 7.5 to 8.5 weeks. We ended 2010 with channel inventories at 8 weeks. Internal inventories increased by $43.2 million during 2010, however days of internal inventory decreased by almost 12 days during the same time frame.

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

Our results for the years ended December 26, 2010, December 27, 2009, and December 28, 2008 each consist of 52 weeks.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our audited consolidated financial statements as well as certain unaudited non-GAAP financial measures.

	Year Ended
	December 26, 2010		December 27, 2009		December 28, 2008
	(Dollars in millions)
Total revenues	$1,599.7	100.0%	$1,187.5	100.0%	$1,574.2	100.0%
Gross margin	563.0	35.2%	290.3	24.4%	455.4	28.9%

Operating Expenses:
Research and development	120.2	7.5%	99.7	8.4%	112.9	7.2%
Selling, general and administrative	220.8	13.8%	179.3	15.1%	217.7	13.8%
Amortization of acquisition-related intangibles	22.4	1.4%	22.3	1.9%	22.1	1.4%
Restructuring and impairments	7.0	0.4%	27.9	2.3%	29.2	1.9%
Charge (release) for litigation	8.0	0.5%	6.0	0.5%	(3.3)	-0.2%
Purchased in-process research and development	—	0.0%	—	0.0%	—	0.0%
Goodwill impairment charge	—	0.0%	—	0.0%	203.3	12.9%

Total operating expenses	378.4	23.7%	335.2	28.2%	581.9	37.0%

Operating income (loss)	184.6	11.5%	(44.9)	-3.8%	(126.5)	-8.0%

Impairment of investments	—	0.0%	—	0.0%	19.0	1.2%
Other expense, net	9.9	0.6%	18.4	1.5%	23.1	1.5%

Income (loss) before income taxes	174.7	10.9%	(63.3)	-5.3%	(168.6)	-10.7%

Provision for income taxes	21.5	1.3%	(3.1)	-0.3%	(1.2)	-0.1%

Net income (loss)	$153.2	9.6%	$(60.2)	-5.1%	$(167.4)	-10.6%

Unaudited NonGAAP Measures
Adjusted net income	$193.2		$1.2		$86.4
Adjusted Gross margin	565.7	35.4%	299.5	25.2%	455.4	28.9%
Free Cash Flow	174.5		128.6		16.7

Year Ended December 26, 2010 Compared to Year Ended December 27, 2009

Total Revenues. Total revenues for 2010 increased $412.2 million, or 35%, as compared to 2009. The increase in revenue was primarily driven by an increase in unit sales as a result of stronger demand and an increase in average selling prices when compared to 2009.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for 2010 and 2009. We made solid progress increasing our industrial and automotive sales in the U.S. during 2010, leading to the increased revenue as a percentage of sales over the same periods in 2009. Taiwan and China showed decreases in their percentage of sales over the same periods of 2009 resulting primarily from price erosion. All other locations had minimal percentage changes.

	Year Ended
	December 26, 2010	December 27, 2009
United States	11%	8%
Other Americas	3	4
Europe	14	12
China	33	36
Taiwan	14	16
Korea	13	13
Other Asia/Pacific	12	11

Total	100%	100%

Gross Margin. During 2010 gross margin dollars increased by $272.7 million and gross margin percent improved from 24.4% to 35.2% as compared to 2009. The increase in gross margin is due to increased revenue, higher unit volumes, improvement in product mix, and lower manufacturing unit costs as a result of higher factory utilization due to higher demand.

Adjusted Gross Margin. In 2010, adjusted gross margin dollars increased by $266.2 million and adjusted gross margin percent improved from 25.2% to 35.4% as compared to 2009 for the reasons listed above. Adjusted gross margin does not include the accelerated depreciation due to the planned closure of the Mountaintop facility. See reconciliation of gross margin to adjusted gross margin above.

Operating Expenses. Research and development (R&D) expenses increased during 2010 as compared to 2009 primarily due to increases in variable compensation and as a result of increased investment in R&D programs, including the establishment of a new design center in Irvine, California and the acquisition of a small early stage micro-electromechanical system (MEMS) company. Increases in selling expenses were driven by higher variable compensation, increased travel expenses as well as higher sales commissions. General and administrative (G&A) expenses also increased during 2010 as compared to the 2009 due to increases in variable compensation, increases in equity compensation, and other payroll related increases including merit and headcount increases. Increased travel, higher legal expenses and the reinstatement of benefits that were temporarily suspended in early 2009 also drove the increase in G&A.

Restructuring and Impairments. During 2010, we recorded restructuring and impairment charges, net of releases, totaling $7.0 million. The charges include $3.9 million of employee separation costs associated with the 2010 Infrastructure Realignment Program. In addition, during 2010, we recorded $4.5 million of employee separation costs, $1.7 million of fab closure costs, and $0.4 million in reserve releases, all associated with the 2009 Infrastructure Realignment Program. The company also recorded $0.3 million in reserve releases associated with the 2008 Infrastructure Realignment Program. During 2010, we also reversed $2.4 million of restructuring expense associated with the 2008 Infrastructure Realignment Program. The reversal of $2.4 million of restructuring expense relates to the fourth quarter of 2008 and the first six months of 2009 as pension payments to severed employees were recorded as restructuring expense instead of offsetting the net pension asset. At the time, these pension payments were paid out of operating cash instead of the pension fund. In the second quarter of 2010, we were reimbursed by the pension fund. We have evaluated this out of period adjustment and determined it to be immaterial.

The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing the company’s accounting functions.

During 2009, we recorded restructuring and impairment charges, net of releases, totaling $27.9 million. The charges included $15.4 million in employee separation costs, $1.6 million in asset impairment costs, $4.0 million in facility closure costs and $0.1 million in reserve releases, all associated with the 2009 Infrastructure Realignment Program. In addition during 2009, we recorded $7.0 million in employee separation costs, $0.7 million lease impairment costs and $0.6 million in reserve releases associated with the 2008 Infrastructure Realignment Program as well as $0.01 million in reserve releases associated with the 2007 Infrastructure Realignment Program.

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

The consolidation of the South Korea fabrication processes and the planned closure of the Mountaintop facility were expected to be completed during the second quarter of 2011. During the third quarter of 2010, we decided to extend the Mountaintop closure until the end of 2012 to better support strong customer demand and our significant pipeline of new products. Once the planned closure of the Mountaintop facility and the consolidation of South Korea fabrication process are complete we expect to achieve annualized cost savings ranging from $20 to $25 million from the 2008 baseline. We anticipate that the financial impact of higher revenues as a result of extending the Mountaintop closure will more than offset the cost savings delayed from continuing to operate the facility. We expect to transfer the majority of Mountaintop’s manufacturing capacity to other Fairchild facilities and support similar revenue levels upon closure.

The 2009 worldwide restructuring action, excluding facility closures, is substantially complete and reduced headcount by 270 employees. We achieved annual savings associated with these employee separations of $13.8 million by the end of 2009.

Charge (Release) for Litigation. In 2010, we increased our reserves for potential litigation outcomes by $8.0 million as a result of the recent willfulness ruling in the POW1 litigation. In 2009, we paid $6.0 million to settle patent litigation with Infineon. (see Item 8, Note 15 of this report for additional information).

Other Expense, net. The following table presents a summary of Other expense, net for 2010 and 2009, respectively.

	Year Ended
	December 26, 2010	December 27, 2009
	(in millions)
Interest expense	$10.0	$21.4
Interest income	(2.8)	(3.4)
Other (income) expense, net	2.7	0.4

Other expense, net	$9.9	$18.4

Interest expense. Interest expense in 2010 decreased $11.4 million as compared to 2009, primarily due to lower interest rates on outstanding debt and lower debt balances.

Interest income. Interest income in 2010 decreased $0.6 million as compared to 2009, as a result of lower rates of return.

Income Taxes. Income tax expense in 2010 was $21.5 million on income before taxes of $174.7 million, as compared to income tax benefit of $3.1 million on loss before taxes of $63.3 million for 2009. The effective tax rate for 2010 was 12.3 % compared to 4.9% for 2009. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates, foreign currency revaluations of tax assets and liabilities, foreign tax withholding liabilities and discrete tax benefits as a result of finalization of certain tax filings in the prior year. In 2010, we decreased unrecognized tax benefits by $10.4 million representing the settlement of a Korea income tax audit. The decrease was due to cash payments payable to the taxing authority along with the effective settlement of other unrecognized tax benefits. There was no net material impact to the effective tax rate as a result of the settlement of the Korea income tax audit. In 2010, the valuation allowance on our deferred tax assets decreased by $3.5 million. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the FASB Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of December 26, 2010, we have recorded a deferred tax liability of $1.1 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow. Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free Cash flow increased approximately $45.9 million in 2010 as a result of increased cash provided by operating activities offset by an increase in capital expenditures of $98.2 million. See Free Cash Flow reconciliation in Item 6.

Reportable Segments. The following table represents comparative disclosures of revenue and gross margin of our reportable segments.

	Year Ended
	December 26, 2010				December 27, 2009
	Revenue	% of Total	Gross Margin %	Operating Income (loss)	Revenue	% of Total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$657.6	41.1%	38.5%	$155.7	$525.7	44.3%	29.1%	$74.2
PCIA	764.7	47.8%	36.5%	204.1	533.5	44.9%	25.6%	71.6
SDT	177.4	11.1%	24.5%	37.1	128.3	10.8%	12.1%	9.8
Corporate (1)	—	0.0%	0.0%	(212.3)	—	0.0%	0.0%	(200.5)

Total	$1,599.7	100.0%	35.2%	$184.6	$1,187.5	100.0%	24.4%	$(44.9)

(1)	In 2010, Corporate includes $20.9 million of stock-based compensation expense, $7.0 million of restructuring and impairments expense, an $8.0 million litigation charge, $7.1 million of other costs which consist primarily of accelerated depreciation related to the closure of the Mountaintop facility and the eight inch conversion process at the Salt Lake facility, and $169.3 of SG&A expenses. In 2009, Corporate includes $17.5 million of stock-based compensation expense, $27.9 million of restructuring and impairments expense, $6.0 million litigation charge, $8.8 million of accelerated depreciation related to the Mountaintop closure, and $140.3 of SG&A expenses.

MCCC revenues increased $131.9 million or approximately 25% in 2010 as compared to 2009. Higher revenue was due to stronger unit demand with improvements in overall market conditions, business gained on newly released higher value parts, and additional market share with several customers. We also continued to see solid growth in our MOSFET and Mobile products. Average selling prices in 2010 were fairly flat when compared to 2009. Gross margin dollars increased $100.2 million in 2010, as compared to 2009. Increased gross margin was attributable to higher revenue, lower manufacturing unit costs as a result of increased factory utilization, and the introduction of new products at higher gross margins.

MCCC had operating income of $155.7 million in 2010, as compared to $74.2 million in 2009. Higher operating income from better gross margin was offset in part by additional operating expenses from higher variable costs on stronger unit demand as well as an increase in R&D and SG&A expense due to increased variable compensation, the reinstatement of certain employee benefits which were temporarily suspended in early 2009, the establishment of a new design center, and acquisition of a small early stage MEMS company.

PCIA revenues increased $231.2 million or approximately 43% in 2010 as compared to 2009. Revenue was higher in all product lines due to increased overall unit demand and to a lesser degree higher average selling prices, offset in part by continued reduction in distribution channel inventory. Gross margin dollars increased $142.6 million in 2010, as compared to 2009. Increased gross margin was driven by higher revenue, improved product mix, and lower manufacturing unit costs as a result of increased factory utilization somewhat offset by an unfavorable impact from a strengthening of the Korean Won.

PCIA had operating income of $204.1 million in 2010, as compared to $71.6 million in 2009. Increased operating income was mainly attributed to higher gross margin as mentioned above. The increase was partially offset by higher R&D and SG&A expense due to increased variable compensation and the reinstatement of certain employee benefits which were temporarily suspended in early 2009. In addition, there was further investment in R&D programs, increased travel, and an unfavorable impact from a strengthening of the Korean Won.

SDT revenues increased $49.2 million or approximately 38% in 2010 as compared to 2009. The improvement in revenue was driven by increased unit demand and higher average selling prices as well as new design wins in lighting, power supply, motor control and consumer applications going into production. Gross margin dollars was increased by $28.0 million in 2010, as compared to 2009. Increased gross margin was driven mainly by better unit demand and improved product mix, as lower margin products were mixed out to make room for new design wins.

SDT had operating income of $37.1 million in 2010, compared to $9.8 million in 2009. The improvement in operating income was due to higher gross margin as well as lower overall operating expenses as a percentage of revenue. In total, operating expenses were up slightly year to date with marketing expenses higher as a result of variable compensation and other volume related marketing expenses, mitigated in part by lower R&D and G&A expenses as a result of a reallocation of resources.

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

The 2009 worldwide restructuring action, excluding facility closures, is complete and reduced headcount by 270 employees. We achieved annual savings associated with these employee separations of $13.8 million by the end of 2009. Once the planned closure of the Mountaintop facility and the consolidation of South Korea fabrication process are complete we expect to achieve annualized cost savings ranging from $20 to $25 million from the 2008 baseline. We anticipate that the financial impact of higher revenues as a result of extending the Mountaintop closure will more than offset the cost savings delayed from continuing to operate the facility. We expect to transfer the majority of Mountaintop’s manufacturing capacity to other Fairchild facilities and support similar revenue levels upon closure.

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

We have completed payment of the employee severance accruals related to the 2008 Infrastructure Realignment Program. This action impacted approximately 1,051 manufacturing and non-manufacturing personnel. We achieved annualized cost savings associated with the employee separation costs of approximately $30.7 million. Payouts associated with the 2008 lease impairment will be made on a regular basis and will be complete by the fourth quarter of 2011.

Charge (Release) for Litigation. In 2009, we paid $6.0 million to settle patent litigation with Infineon. In 2008, we reduced our reserves for potential litigation outcomes by $3.3 million due to a court ruling that reduced the damages awarded in the ongoing Power Integrations lawsuit (see Item 8, Note 15 of this report for additional information).

Goodwill Impairment Charge. In 2008, after completing step one of the impairment test, we determined that the estimated fair value of our PCIA and SPG reporting units was less than the net book value of those reporting units which required us to complete the second step of the impairment test. Upon completion of step two of the analysis, we wrote off the entire goodwill balance for PCIA and what was then our SPG segment. This resulted in a $203.3 million impairment loss as of December 28, 2008. The goodwill impairment charge is non-cash in nature and does not affect our liquidity, cash flows from operating activities or debt covenants and will not have a material impact on future operations (See Critical Accounting Polices and Estimates and Item 8, Note 2 and Note 6 of this report for additional information).

Impairment of Investments. As of December 28, 2008, we concluded that the impairment of our auction rate securities was other-than-temporary and recognized a loss of $19.0 million (see Critical Accounting Policies and Estimates and Item 8, Note 2 and Note 4 for further information).

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

Reportable Segments. The following table represents comparative disclosures of revenue and gross margin of our reportable segments.

	Year Ended
	December 27, 2009				December 28, 2008
	Revenue	% of Total	Gross Margin %	Operating Income (loss)	Revenue	% of Total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$525.7	44.3%	29.1%	$74.2	$748.9	47.6%	33.9%	$171.0
PCIA	533.5	44.9%	25.6%	71.6	657.5	41.8%	28.7%	107.6
SPG	128.3	10.8%	12.1%	9.8	167.8	10.7%	10.5%	9.4
Corporate (1)	—	0.0%	0.0%	(200.5)	—	0.0%	0.0%	(414.5)

Total	$1,187.5	100.0%	24.4%	$(44.9)	$1,574.2	100.0%	28.9%	$(126.5)

(1)	In 2009, Corporate includes $17.5 million of stock-based compensation expense, $27.9 million of restructuring and impairments expense, $6.0 million litigation charge, $8.8 million of accelerated depreciation related to the Mountaintop closure, and $140.3 of SG&A expenses. In 2008, Corporate includes $19.1 million of stock-based compensation expense, $29.2 million of restructuring and impairments expense, a release of $3.3 million for potential litigation outcomes, a goodwill impairment charge of $203.3 million (see Item 8, Note 6) and $166.2 million of SG&A expenses.

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

Our senior credit facility consists of a $320.7 million term loan facility and a $100.0 million revolving line of credit (Revolving Credit Facility). As of December 26, 2010, Standard and Poor’s rates our debt at BB+. The senior credit facility imposes various restrictions upon us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. It also includes restrictive covenants that limit our ability to consolidate, merge or enter into acquisitions, create liens, pay dividends or make similar restricted payments, sell assets, invest in capital expenditures and incur indebtedness. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the senior credit facility also require our financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 2.5 to 1.0, a maximum net leverage ratio of 4.0 to 1.0 and to maintain four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures of at least $30.0 million. It defines the interest coverage ratio as the ratio of annualized interest expense to the cumulative four quarter trailing EBITDA and defines the maximum net leverage ratio as the ratio of debt, less up to $100 million (to the extent our unrestricted cash on hand exceeds $200 million), to the cumulative four quarter trailing EBITDA. EBITDA, as defined by the senior credit facility excludes restructuring, non-cash equity compensation and other adjustments as defined by the credit agreement.

At December 26, 2010, we were in compliance with these covenants. Based on our current models, we expect to remain in compliance with our senior credit facility covenants. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

The variable interest rate on the term loan and Revolving Credit Facility is at the London Interbank Offered Rate (LIBOR) plus 1.25% and 1.00% respectively. Both the term loan and Revolving Credit Facility have a step down feature based on senior leverage ratios. As of November 2010 our rates were reduced from LIBOR plus 1.50% on both the term loan and Revolving Credit Facility to LIBOR plus 1.25% for the term loan and LIBOR plus 1.00% for the Revolving Credit Facility after achieving less than 1.00:1.00 senior leverage ratios.

While our senior credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In 2010, we incurred capital expenditures of $158 million.

Under our senior credit facility, we have revolving borrowing capacity of $100.0 million for working capital and general corporate purposes, including acquisitions. At December 26, 2010, the revolver was undrawn and, after adjusting for outstanding letters of credit, we had $98.8 million available under the revolving credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $1.3 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. Additional borrowing or equity investment may be required to fund future acquisitions. The sale of additional equity securities could result in additional dilution to our stockholders.

During the second quarter of 2009, we amended (the “Amendment”) our senior credit facility to enable us to voluntarily prepay and retire a portion of our term loan facility to take advantage of potentially favorable conditions in the credit markets that may occur from time to time. The Amendment permits us to prepay up to $100 million (net of interest and fees) of term loans for a 12 month period following the effective date of the Amendment subject to certain minimum liquidity and customary financial conditions. During the second quarter of 2009, pursuant to the terms of the Amendment, we completed a tender offer to buyback a portion of our term loan below par. As a result of this debt buyback we reduced our debt by $14.7 million, paying $13.8 million in cash and recognizing a $0.8 million gain, net of fees on the transaction. Additionally during the fourth quarter 2009, we completed three additional tender offers, as allowed under the previously executed amendment. As a result of this additional debt buyback, we further reduced debt by $23.7 million, paying $22.1 million in cash and recognizing a $1.2 million gain, net of the write-off of associated deferred financing fees and other fees on the transaction. This Discounted Voluntary Prepayment period ended in May 2010.

As of December 26, 2010, we have not recorded any net unrecognized tax benefits, compared to approximately $10.4 million at December 27, 2009. In 2010, we decreased unrecognized tax benefits by $10.4 million representing the settlement of a Korea income tax audit. The decrease was due to cash payments payable to the taxing authority along with the effective settlement of other unrecognized tax benefits. There was no net material impact to the effective tax rate as a result of the settlement of the Korea income tax audit.

As of December 26, 2010, our cash, cash equivalents and short-term and long-term securities were $435.0 million, a decrease of $16.7 million from December 27, 2009. Included in long-term securities as of December 26, 2010 and December 27, 2009 are $28.0 million and $33.4 million of auction rate securities, respectively. The auction rate security market has failed and is currently inactive. However, the company continues to accrue and receive interest on these securities based on a contractual rate.

During 2010, our cash provided by operating activities was $332.5 million compared to $188.4 million in 2009. The following table presents a summary of net cash provided by operating activities during 2010 and 2009, respectively.

	Year Ended
	December 26, 2010	December 27, 2009
	(In millions)
Net income (loss)	$153.2	$(60.2)
Depreciation and amortization	156.3	160.4
Non-cash stock-based compensation	20.4	17.5
Non-cash impairment of investments	—	—
Non-cash goodwill impairment	—	—
Deferred income taxes, net	(1.2)	(8.6)
Other, net	0.5	3.4
Change in other working capital accounts	3.3	75.9

Net cash provided by operating activities	$332.5	$188.4

Cash provided by operating activities in 2010 increased when compared to 2009, increasing $144.1 million from $188.4 in 2009. The increase was mainly due to increased net income in 2010, offset partially by increases changes in our net working capital accounts.

Cash used in investing activities during 2010 totaled $172.2 million compared to $62.6 million in 2009. The increase in the use of cash is primarily the result of higher capital expenditures in 2010. Our capital expenditures during 2010 were $158.0 million compared to $59.8 million in 2009.

Cash used in financing activities totaled $171.5 million in 2010 as compared to $61.5 million in 2009. The increase in the use of cash was primarily due to the pay down of $151.5 million of debt in 2010, compared to only $60.6 million in 2009. In addition, we purchased $25.6 million of treasury stock in 2010. There were no purchases of treasury stock in 2009.

The table below summarizes our significant contractual obligations as of December 26, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations (1)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt Obligations (2)	$320.7	$3.8	$316.9
Operating Lease Obligations (3)	32.5	14.0	13.9	4.1	0.5
Letters of Credit	2.3	2.3
Capital Purchase Obligations (4)	69.0	69.0
Other Purchase Obligations and Commitments (5)	35.5	31.9	2.9	0.7	—
Royalty Obligations	5.0	0.7	1.4	1.4	1.5
Executive Compensation Agreements	2.8	0.1	0.2	0.3	2.2

Total (6)	$467.8	$121.8	$335.3	$6.5	$4.2

(1)	In addition to the above, we have an obligation under Korean law to pay lump-sum payments to employees upon termination of their employment (see Item 8, Note 10 for further detail). This retirement liability was $17.1 million as of December 26, 2010.
(2)	We also have obligations for variable interest payments in conjunction with the senior credit facility (see Item 8, Note 7 for additional information).
(3)	Represents future minimum lease payments under noncancelable operating leases.

(4)	Capital purchase obligations represent commitments for purchase of plant and equipment. They are not recorded as liabilities on our balance sheet as of December 26, 2010, as we have not yet received the related goods or taken title to the property.
(5)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.
(6)	As of December 26, 2010, we have not recorded any net unrecognized tax benefits. In addition the total does not include any contractual obligations recorded on the balance sheet as current liabilities other than debt obligations other than debt obligations or certain purchase obligations as discussed below.

It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or “take or pay” arrangements for purchases of certain equipment and raw materials. Obligations under these arrangements are included in (5) above.

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These obligations include contingent funding/payment obligations and milestone-based equity investment funding. These arrangements are not considered contractual obligations until the milestone is met by the third party.

We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant at December 26, 2010 and the contracts generally contain clauses allowing for cancellation without significant penalty.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that are both most important to the portrayal of our financial condition and results and which require our most difficult, complex or subjective judgments or estimates. Based on this definition, we believe our critical accounting policies include the policies of revenue recognition, sales reserves, inventory valuation, fair value of financial instruments, impairment of long-lived assets, income taxes and loss contingencies. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

On an ongoing basis, we evaluate the judgments and estimates underlying all of our critical accounting policies. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures, and reported amounts of revenues and expenses. These estimates and assumptions are based on our best estimates and judgment. We evaluate our estimates and assumptions using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Approximately 65% of our revenue is generated through sales to distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. We have agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue based upon historical activity and our expectation of future activity. We also have volume based incentives with certain distributors to encourage stronger resales of our products. Reserves are recorded as a reduction to revenue as they are earned by the distributor. Our policy is to use both a three to six month rolling historical experience rate as well as a prospective view of products in the distributor channel for distributors who participate in an incentive program in order to estimate the necessary allowance to be recorded. In addition, the products sold by us are subject to a limited product quality warranty. We accrue for estimated incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. The standard limited warranty period is one year. Quality returns are accounted for as a reduction of revenue. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

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

It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurements are based on models that use primarily market based parameters including interest rate yield curves, option volatilities, and currency rates. In certain cases where market rate assumptions are not available, we are required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. The only financial instruments we hold which are not classified as either Level 1 or Level 2 are auction rate securities. There has been insufficient demand for these types of investments and as a result the investments are not currently liquid. Since observable market prices and parameters are not currently available, judgment is necessary to estimate fair value. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows could significantly affect the results of current or future values. A discounted cash flow (DCF) calculation is used to determine the estimated fair value of the auction rate securities. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. The inputs for our DCF were based upon input from third parties as well as our own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from six to twelve years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security. The results of these fair value calculations are imprecise and may not be realized in an actual sale. Changes in market conditions may also reduce the availability of other quoted prices or observable data. If this were to occur, we would need to use valuation techniques requiring more judgment to estimate the appropriate fair value measurement.

At December 26, 2010 approximately 1.8% of total assets, or $33 million, consisted of financial instruments recorded at fair value on a recurring basis. Approximately 85% of these assets were classified as Level 3 assets. All Level 3 assets consist of auction rate securities. Approximately, 0% of total liabilities or $0.2 million consisted of financial liabilities recorded at fair value.

In the valuation of our derivative instruments, we consider our credit risk and the credit risk of our counterparties. Based on our current credit standing and the credit standing of our counterparties credit risk has not had a material impact in the valuation of our derivatives.

See Item 8, Note 3 for a complete discussion on our use of fair valuation of financial instruments, our related measurement techniques, and its impact to our financial statements.

Impairment of Long-Lived Assets. We assess the impairment of long-lived assets, including goodwill, on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill is subject to an annual impairment test, or more frequently, if indicators of potential impairment arise. Our annual impairment review is based on a combination of the income approach, which estimates the fair value of our reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based on comparable market multiples. The comparable companies utilized in our evaluation are primarily the major competitors listed in Item 1 of this report. As part of the market multiple analysis, a control premium is also factored in. The control premiums utilized in 2010 and 2009 ranged from 0 % to 40 % based on the reporting unit. The discount rates utilized in the 2010 and 2009 discounted cash flows ranged from approximately 12% to 16.5%, reflecting market based estimates of capital costs and discount rates adjusted for a market participants view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The average fair value is reconciled to our market capitalization with an appropriate control premium.

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

In 2010 and 2009, there were no goodwill impairments and the fair values of the reporting units were substantially in excess of book values. In 2008, after completing step one of the impairment test, we determined that the estimated fair value of our PCIA and SPG reporting units was less than the carrying value of those reporting units. The fair value of MCCC exceeded the book value by 14% so step two was not necessary. The fair value for PCIA was 63% less than the carrying value. The fair value for SPG was 66% less than the carrying value. This required us to complete the second step of the impairment test for both of these reporting units. To measure the amount of impairment, we determined the implied fair value of goodwill in the same manner as if we had acquired those reporting units. Specifically, we must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, we wrote off the entire goodwill balance for PCIA and SPG. This resulted in an impairment loss of $203.3 million as of December 28, 2008. See Item 8, Note 6 for more details on goodwill.

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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. There were no trigger events in 2010 or 2009 that caused us to evaluate our other long lived assets for impairment.

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

Valuation allowances have been established for U.S. deferred tax assets, which we believe do not meet the “more likely than not” criteria established by the Income Tax topic of the ASC. In 2005, we established a full valuation allowance against our net U.S. deferred tax assets excluding certain deferred tax liabilities related to indefinite-lived goodwill. We recorded a valuation allowance in 2005 and continue to carry the valuation allowance in 2010 as our trend of positive evidence does not currently support such a release. In 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $24.8 million relating to our Malaysian cumulative reinvestment allowance and manufacturing incentives. In 2009, the deferred tax asset increased to $27.9 million. In 2010, the deferred tax asset increased to $31.3 million. Based on an update of the jurisdictional financial history and current forecast in 2009, it was management’s belief that we did meet the standard of “more likely than not” that is required for measuring the likelihood of a realization of net deferred tax assets which was reflected in a partial release of the valuation allowance in the amount of $1.6 million. In 2010, there was no material change to the partial release of the valuation allowance. The 2010 ending valuation allowance was $29.8 million. As of December 26, 2010 the company’s valuation allowance for Taiwan deferred tax assets totaled $4.3 million relating to the company’s Taiwanese R&D investment tax credits. We will continue to evaluate book and taxable income trends, and their impact on the amount and timing of valuation allowance adjustments.

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

Status of First Quarter Business

We expect sales to be $405 to $420 million in the first quarter. Our current scheduled backlog, as of January 20, 2011, is sufficient to achieve this range. We expect gross margin to be flat to down 100 basis points sequentially due primarily to the impact of lower utilization in the fourth quarter as well as modest seasonal increases in costs. We anticipate R&D and SG&A spending of $94 to $96 million in the first quarter as we modestly ramp up our investment in new product development. Net interest expense is expected to be roughly $2 million per quarter going forward. The adjusted tax rate is forecast at 15 percent plus or minus 3 percent for the quarter. As with last quarter, we are not assuming any obligation to update this information, although we may choose to do so before we announce first quarter results.”

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-17 (ASU 2010-17), Revenue Recognition—Milestone Method. This ASU provided guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. This statement is effective for milestones achieved in interim and annual periods beginning on or after June 15, 2010. ASU 2010-17 did not have an effect on our consolidated financial position and results of operations and statements of cash flows.

In December 2010, the FASB’s Emerging Issues Task Force (EITF) issued EITF 10-A, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amount. This EITF modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it more likely than not that a goodwill impairment exists. This statement is effective for fiscal years and interim periods beginning after December 10, 2010. This EITF is not expected to have a material effect on our consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 26, 2010. Actual results may differ materially.

We use a combination of currency forward and option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, Taiwanese dollar, British pound and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. We utilize currency option contracts and forward contracts in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 26, 2010, an adverse change (defined as a 20% unfavorable move in every currency where we have exposure) in the exchange rates of all currencies over the course of the year would have resulted in an adverse impact on income before taxes of approximately $14.6 million.

We have interest rate exposure with respect to the senior credit facility due to the variable LIBOR pricing for both the term loan and the Revolving Credit Facility. For example, a 50 basis point increase in interest rates would result in increased annual interest expense of $0.5 million for the Revolving Credit Facility, assuming all borrowing capability was utilized. For the year ended 2010, a 50 basis point increase in interest rates would result in increased annual interest expense of $2.0 million. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would be offset by an increase in interest income of $1.6 million on the cash and investment balances at 2010 year-end. At December 26, 2010, the revolver was undrawn and after adjusting for outstanding letters of credit we had up to $98.8 million available under this senior credit facility.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries (the Company) as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 26, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(b) of the 2010 Form 10-K. We also have audited Fairchild Semiconductor International, Inc.’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fairchild Semiconductor International, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Semiconductor International, Inc. and subsidiaries as of December 26, 2010 and December 27, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Fairchild Semiconductor International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts

February 24, 2011

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 26, 2010	December 27, 2009
ASSETS
Current assets:
Cash and cash equivalents	404.6	$415.8
Short-term marketable securities	0.1	0.1
Accounts receivable, net of allowances of $26.9 and $32.8 at December 26, 2010 and December 27, 2009, respectively	156.4	134.0
Inventories	232.7	189.5
Deferred income taxes, net of allowances	13.2	13.5
Other current assets	36.1	28.3

Total current assets	843.1	781.2
Property, plant and equipment, net	689.3	653.2
Deferred income taxes, net of allowances	15.5	12.0
Intangible assets, net	69.7	81.1
Goodwill	164.8	161.3
Long-term securities	30.3	35.8
Other assets	36.4	37.8

Total assets	1,849.1	$1,762.4

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	3.8	$5.3
Accounts payable	139.0	119.6
Accrued expenses and other current liabilities	139.2	70.6

Total current liabilities	282.0	195.5
Long-term debt, less current portion	316.9	466.9
Deferred income taxes	33.0	30.9
Other liabilities	38.5	40.2

Total liabilities	670.4	733.5
Commitments and contingencies (Note 15)
Temporary equity—deferred stock units	2.4	2.3
Stockholders’ equity:
Common stock, $.01 par value, voting; 340,000,000 shares authorized; 130,639,445 and 127,432,252 shares issued and 124,525,598 and 124,044,315 shares outstanding at December 26, 2010 and December 27, 2009, respectively	1.3	1.3
Additional paid-in capital	1,432.4	1,406.6
Accumulated deficit	(187.5)	(340.7)
Accumulated other comprehensive loss	(5.6)	(1.9)
Less treasury stock (at cost)	(64.3)	(38.7)

Total stockholders’ equity	1,176.3	1,026.6

Total liabilities, temporary equity and stockholders’ equity	1,849.1	$1,762.4

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Total revenue	1,599.7	$1,187.5	$1,574.2
Cost of sales	1,036.7	897.2	1,118.8

Gross margin	563.0	290.3	455.4

Operating expenses:
Research and development	120.2	99.7	112.9
Selling, general and administrative	220.8	179.3	217.7
Amortization of acquisition-related intangibles	22.4	22.3	22.1
Restructuring and impairments	7.0	27.9	29.2
Charge (release) for litigation	8.0	6.0	(3.3)
Goodwill impairment charge	—	—	203.3

Total operating expenses	378.4	335.2	581.9

Operating income (loss)	184.6	(44.9)	(126.5)
Impairment of investments	—	—	19.0
Other expense, net	9.9	18.4	23.1

Income (loss) before income taxes	174.7	(63.3)	(168.6)
Provision (benefit) for income taxes	21.5	(3.1)	(1.2)

Net income (loss)	153.2	$(60.2)	$(167.4)

Net income (loss) per common share:
Basic	$1.23	$(0.49)	$(1.35)

Diluted	$1.20	$(0.49)	$(1.35)

Weighted average common shares:
Basic	124.6	123.8	124.3

Diluted	128.0	123.8	124.3

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Net income (loss)	153.2	$(60.2)	$(167.4)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	4.5	0.8	(10.5)
Net amount reclassified to earnings for hedging	(1.7)	8.7	5.2
Net change associated with fair value of marketable securities	(4.4)	0.4	(13.5)
Net amount reclassified to earnings for marketable securities	—	—	16.2
Net change associated with pension transactions	(2.1)	2.2	2.1

Comprehensive income (loss)	149.5	$(48.1)	$(167.9)

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Cash flows from operating activities:
Net income (loss)	$153.2	$(60.2)	$(167.4)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	156.3	160.4	136.6
Non-cash stock-based compensation expense	20.4	17.5	19.1
Non-cash restructuring and impairments expense	—	1.6	12.2
Non-cash write-off of deferred financing fees	2.1	0.3	0.4
Non-cash interest income	(0.5)	(0.5)	—
Non-cash financing expense	1.4	1.5	1.6
Non-cash goodwill impairment	—	—	203.3
Non-cash impairment of investments	—	—	19.0
Non-cash write-off of equity investment	—	2.3	—
Non-cash acquisition tax impact	(3.5)	—	—
Loss on disposal of property, plant and equipment	1.0	0.6	0.3
Deferred income taxes, net	(1.2)	(8.6)	(11.2)
Gain on debt buyback	—	(2.2)	—
Gain on sale of equity investment	—	(0.2)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22.4)	21.6	23.4
Inventories	(44.1)	42.2	12.4
Other current assets	(6.8)	1.5	14.3
Accounts payable	10.2	28.2	(47.8)
Accrued expenses and other current liabilities	69.5	(17.7)	(22.2)
Other assets and liabilities, net	(3.1)	0.1	(8.6)

Net cash provided by operating activities	332.5	188.4	185.4

Cash flows from investing activities:
Purchase of marketable securities	—	(0.5)	(3.8)
Sale of marketable securities	1.5	0.9	5.1
Maturity of marketable securities	0.1	0.2	0.2
Capital expenditures	(158.0)	(59.8)	(168.7)
Proceeds from sale of property, plant and equipment	—	—	0.5
Purchase of molds and tooling	(1.8)	(1.9)	(5.7)
Purchase of equity investment	(3.0)	—	—
Acquisitions and divestitures, net of cash acquired	(11.0)	(1.5)	—

Net cash used in investing activities	(172.2)	(62.6)	(172.4)

Cash flows from financing activities:
Repayment of long-term debt	(151.5)	(60.6)	(204.4)
Issuance of long-term debt	—	—	150.0
Proceeds from issuance of common stock and from exercise of stock options, net	6.4	—	9.0
Purchase of treasury stock	(25.6)	—	(21.7)
Debt financing/paydown costs	(0.8)	(0.9)	(3.4)

Net cash provided by (used in) financing activities	(171.5)	(61.5)	(70.5)

Net change in cash and cash equivalents	(11.2)	64.3	(57.5)
Cash and cash equivalents at beginning of period	415.8	351.5	409.0

Cash and cash equivalents at end of period	$404.6	$415.8	$351.5

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$10.1	$16.3	$17.5
Interest	$8.5	$19.6	$30.5

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Treasury Stock	Total
	Number of Shares	At Par Value			Securities	Hedging Transactions	Pensions
Balances at December 30, 2007	124.1	$1.3	$1,371.7	$(116.6)	$(2.5)	$(4.5)	$(3.00)	$(27.9)	$1,218.5
Net loss	—	—	—	(167.4)	—	—	—	—	(167.4)
Exercise or settlement of plan awards and shares issued under stock purchase plan	1.6	—	(1.9)	—	—	—	—	10.9	9.0
Stock-based compensation expense	—	—	18.8	—	—	—	—	—	18.8
Purchase of treasury stock	(2.4)	—	—	—	—	—	—	(21.7)	(21.7)
Cash flow hedges	—	—	—	—	—	(5.3)	—	—	(5.3)
Unrealized holding gain on marketable securities	—	—	—	—	0.2	—	—	—	0.2
Loss on long-term securities	—	—	—	—	2.5	—	—	—	2.5
Pension transactions	—	—	—	—	—	—	2.1	—	2.1
Temporary equity reclassification, deferred stock units	—	—	0.4	—	—	—	—	—	0.4

Balances at December 28, 2008	123.3	1.3	1,389.0	(284.0)	0.2	(9.8)	(0.9)	(38.7)	1,057.1
Net loss	—	—	—	(60.2)	—	—	—	—	(60.2)
Exercise or settlement of plan awards and shares issued under stock purchase plan	0.7	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	17.1	—	—	—	—	—	17.1
Cash flow hedges	—	—	—	—	—	9.5	—	—	9.5
Cumulative effect adjustment—non credit component of previously recognized other-then-temp impairment	—	—	—	3.5	(3.5)	—	—	—	—
Unrealized holding loss on marketable securities	—	—	—	—	0.4	—	—	—	0.4
Pension transactions	—	—	—	—	—	—	2.2	—	2.2
Temporary equity reclassification, deferred stock units	—	—	0.5	—	—	—	—	—	0.5

Balances at December 27, 2009	124.0	1.3	1,406.6	(340.7)	(2.9)	(0.3)	1.3	(38.7)	1,026.6
Net income	—	—	—	153.2	—	—	—	—	153.2
Exercise or settlement of plan awards and shares issued under stock purchase plan	3.2	—	6.4	—	—	—	—	—	6.4
Stock-based compensation expense	—	—	19.5	—	—	—	—	—	19.5
Purchase of treasury stock	(2.7)	—	—	—	—	—	—	(25.6)	(25.6)
Cash flow hedges	—	—	—	—	—	2.8	—	—	2.8
Unrealized holding loss on marketable securities	—	—	—	—	(4.4)	—	—	—	(4.4)
Pension transactions	—	—	—	—	—	—	(2.1)	—	(2.1)
Temporary equity reclassification, deferred stock units	—	—	(0.1)	—	—	—	—	—	(0.1)

Balances at December 26, 2010	124.5	1.3	1,432.4	(187.5)	(7.3)	2.5	(0.8)	(64.3)	1,176.3

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

The company is headquartered in San Jose, California and has manufacturing operations in South Portland, Maine, West Jordan, Utah, Mountaintop, Pennsylvania, Cebu, the Philippines, Penang, Malaysia, Bucheon, South Korea, and Suzhou, China. The company sells its products to customers worldwide.

The accompanying financial statements of the company have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S.). Certain amounts for prior periods have been reclassified to conform to current presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 26, 2010, December 27, 2009 and December 28, 2008 each consist of 52 weeks.

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

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, delivery has occurred and collectability of the sales price is reasonably assured. Revenue from the sale of semiconductor products is recognized when title and risk of loss transfers to the customer, which is generally when the product is received by the customer. Shipping costs billed to customers are included within revenue. Associated costs are classified in cost of goods sold.

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

Advertising

Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 26, 2010, December 27, 2009 and December 28, 2008 were not material to the consolidated financial statements.

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

It is the company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, the company uses quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including interest rate yield curves, option volatilities, and currency rates. In certain cases where market rate assumptions are not available, the company is required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows could significantly affect the results of current or future values. The results may not be realized in an actual sale or immediate settlement of an asset or liability. See Note 3 for further discussion of the fair value of the company’s financial instruments.

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

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Highly liquid investments with maturities greater than three months and less than one year are classified as short-term marketable securities. All other investments with maturities that exceed one year are classified as long-term securities. At December 26, 2010 and December 27, 2009, all of the company’s securities are classified as available-for-sale. In accordance with the Investments—Debt and Equity Securities Topic of the FASB ASC, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of other comprehensive income (OCI) within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in accumulated other comprehensive income (AOCI.) For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For further discussion of the company’s securities see Note 3 and Note 4.

Cash, cash equivalents and other securities as of December 26, 2010 and December 27, 2009 are as follows:

	December 26, 2010	December 27, 2009
	(In millions)
Cash and cash equivalents	$404.6	$415.8
Short-term marketable securities	0.1	0.1
Long-term securities	30.3	35.8

Total cash, cash equivalents and other securities	$435.0	$451.7

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

The company utilizes cash flow hedges to hedge certain foreign currency forecasted revenue and expense streams. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings, and within the same income statement line as the impact of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Effectiveness is assessed at the hedge’s inception and on an ongoing basis. If the hedge fails to meet the requirements for using hedge accounting treatment or the hedged transaction is no longer likely to occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the changes in fair value of the hedge would be included in earnings. The maturities of the cash flow hedges are twelve months or less as of December 26, 2010.

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

Interest Rate Hedging

Effective December 29, 2006, the company entered into an interest rate swap agreement to hedge interest rate exposure for $150 million notional amount of its floating rate debt. The swap effectively fixed the interest rate on the $150 million portion of the term loan at 4.99% for three years and expired on December 31, 2009. This hedge of interest rate risk was designated and documented at inception as a cash flow hedge and was evaluated for effectiveness quarterly. Effectiveness of this hedge was calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. On a quarterly basis, the fair value of the swap was determined based on quoted market prices and, assuming effectiveness, the differences between the fair value and the book value of the swap was recognized in OCI, a component of shareholders’ equity. Any ineffectiveness of the swap was required to be recognized in earnings as a component of interest expense.

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

During the third quarter of 2010, the company made an investment of $3 million in a small analog company that has unique power management technology.

The total cost basis for strategic investments, which are included in other assets on the balance sheet, was $3.7 million and $0.7 million, net of impairments, as of December 26, 2010 and December 27, 2009, respectively.

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

Goodwill and intangible assets with indefinite lives are tested annually for impairment as of the last day of the fiscal year or more frequently if there is an indication that impairment may have occurred. The company’s goodwill impairment review is based on a combination of the income approach, which estimates the fair value of the company’s reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of the company’s reporting units based on comparable market multiples. This fair value is then reconciled to the company’s market capitalization at year end with an appropriate control premium. The determination of the fair value of the reporting units requires the company to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to; the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which the company competes, the discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation and amortization, and capital expenditures. Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. The company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired. See Note 6 for the results of goodwill testing.

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

Currencies

The company’s functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, conversion of foreign currency cash and foreign currency transactions are included in current results. Realized foreign currency gains (losses) were $(4.0) million, $(0.8) million and $7.9 million for the years ended December 26, 2010, December 27, 2009 and December 28, 2008, respectively.

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

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008
	(In millions, except per share data)
Basic:
Net income (loss)	$153.2	$(60.2)	$(167.4)

Weighted average shares outstanding	124.6	123.8	124.3

Net income (loss) per share	$1.23	$(0.49)	$(1.35)

Diluted:
Net income (loss)	$153.2	$(60.2)	$(167.4)

Basic weighted average shares outstanding	124.6	123.8	124.3
Assumed exercise of common stock equivalents	3.4	—	—

Diluted weighted-average common and common equivalent shares	128.0	123.8	124.3

Net income (loss) per share	$1.20	$(0.49)	$(1.35)

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	10.7	18.1	20.7

In addition, the computation of diluted earnings per share for 2008 did not include the assumed conversion of the 5% Convertible Senior Subordinated Notes (Notes) because the effect would have been anti-dilutive. The annual interest expense on the Notes was $11.0 million and the potential amount of common shares to be converted was 6.7 million. The Notes did not impact 2009 or 2010 as they were redeemed in the second quarter of 2008. (See Note 7 for further discussion of the redemption of the Notes.)

NOTE 3—Fair Value

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

A discounted cash flow (DCF) calculation is performed to determine the estimated fair value of the auction rate securities. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. The inputs for the company’s DCF were based upon publicly available data as well as the company’s own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from four to ten years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 26, 2010.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$2.6	$—	$2.6	$—
Liabilities	(0.2)	—	(0.2)	—

	$2.4	$—	$2.4	$—

Securities
Marketable securities	$2.4	$2.4	$—	$—
Auction rate securities	28.0	—	—	28.0

	$30.4	$2.4	$—	$28.0

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 27, 2009.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$1.5	$—	$1.5	$—
Liabilities	(0.2)	—	(0.2)	—
Interest Rate Swap	(1.8)	—	(1.8)	—

	$(0.5)	$—	$(0.5)	$—

Securities
Marketable securities	$2.4	$2.4	$—	$—
Auction rate securities	33.4	—	—	33.4

	$35.8	$2.4	$—	$33.4

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the year ended December 26, 2010.

Auction Rate Securities
(In millions)
Balance at beginning of period	$33.4
Total realized and unrealized gains or (losses) included in OCI	(4.4)
Accretion of impairments included in net income	0.5
Sales	(1.5)
Purchases, issuances and settlements	—

Balance at end of period	$28.0

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

	December 26, 2010		December 27, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Term Loan	$320.7	$316.7	$472.2	$449.2

NOTE 4—SECURITIES

Securities are categorized as available-for-sale and are summarized as follows as of December 26, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	—	—	—	—

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.9	$0.1	$—	$2.0
Corporate debt securities	0.3	—	—	$0.3
Auction rate securities	35.3		(7.3)	28.0

Total securities	$37.5	$0.1	$(7.3)	$30.3

In aggregate, the auction rate securities were in a net neutral position at the end of the first quarter of 2010, however, the securities returned to an unrealized loss position during the second quarter of 2010. The continued unrealized loss is attributable to the ongoing volatility in the global equities markets and uncertainty in the credit markets primarily from European debt situation and other global economic uncertainty. However, the company does not intend to sell or believe it is more likely than not that the company would be required to sell the securities before a recovery of the amortized cost basis of the investment. In addition, as a result of the continued performance of the issue and its’ insurance guarantee, the company considers this decrease in fair value to be temporary in nature.

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

Proceeds from sales of available-for-sale securities totaled $1.5 million, $0.9 million and $5.1 million in 2010, 2009 and 2008, respectively.

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of December 26, 2010.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.1	$0.1
Due after one year through three years	0.4	0.5
Due after three years through ten years	1.2	1.3
Due after ten years	35.8	28.5

	$37.5	$30.4

As of December 26, 2010, $28.0 million of securities with contractual maturities due after ten years are auction rate securities. The company’s auction rate securities are composed of approximately $16.3 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $11.7 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to receive interest on these securities based on a contractual rate.

In the fourth quarter of 2008, the company concluded that the impairment of its auction rate securities was other-than-temporary and recognized a loss of $19.0 million in the income statement. However, the company does not intend to sell or believe it is more likely than not that the company would be required to sell the securities before a recovery of the amortized cost basis of the investment. In the second quarter of 2009, based on the requirements of the Investments—Debt and Equity Securities Topic of the FASB ASC, the company analyzed the $19.0 million other-than-temporary loss that was recognized in the income statement to determine the noncredit component. It was determined that $15.5 million of the loss was attributable to credit loss. As a result, in the second quarter of 2009, a cumulative adjustment of the remaining $3.5 million, which was attributable to changes in interest rates, was reclassified from retained earnings to AOCI. There is no portion of other-than-temporary impairment related to credit loss currently included in AOCI.

The following table presents a rollforward of the amount related to credit losses recognized in earnings during the year ended December 26, 2010.

Credit Losses Recognized in Earnings
(In millions)
Balance at beginning of period	$15.0
Accretion of impairments included in net loss	(0.5)

Balance at end of period	$14.5

NOTE 5—FINANCIAL STATEMENT DETAILS

	December 26, 2010	December 27, 2009
	(In millions)
Inventories, net
Raw materials	$40.9	$29.4
Work in process	121.1	96.4
Finished goods	70.7	63.7

	$232.7	$189.5

	December 26, 2010	December 27, 2009
	(In millions)
Property, plant and equipment
Land and improvements	$24.0	$24.1
Buildings and improvements	339.2	332.3
Machinery and equipment	1,679.6	1,615.3
Construction in progress	112.9	46.7

Total property, plant and equipment	2,155.6	2,018.4
Less accumulated depreciation	1,466.4	1,365.2

	$689.3	$653.2

	December 26, 2010	December 27, 2009
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$86.5	$34.8
Accrued interest	0.4	2.6
Taxes payable	23.0	5.0
Restructuring and impairments	11.0	10.2
Other	18.3	18.0

	$139.2	$70.6

	Year Ended
	December 26,	December 27,	December 28,
	2010	2009	2008
	(in millions)
Other expense, net
Interest expense	$10.0	$21.4	$34.0
Interest income	(2.8)	(3.4)	(11.7)
Other (income) expense, net	2.7	0.4	0.8

Other expense, net	$9.9	$18.4	$23.1

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

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

The company’s impairment review is based on a combination of the income approach, which estimates the fair value of the company’s reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of the company’s reporting units based on comparable market multiples. The average fair value is then reconciled to the company’s market capitalization with an appropriate control premium. The discount rates utilized in the discounted cash flows ranged from approximately 12% to 16.5%, reflecting market based estimates of capital costs and discount rates adjusted for a market participants view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The peer companies used in the market approach are primarily the major competitors of each segment. The company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the company may record impairment charges in the future. The company’s policy is to perform its annual impairment testing for all reporting units in the fourth quarter of each fiscal year. The company performed its annual impairment test as of December 26, 2010 and December 27, 2009 for the past two fiscal years.

As of December 26, 2010 and December 27, 2009, the company concluded that goodwill was not impaired. After completing step one of the impairment test as of December 28, 2008, the company determined that the estimated fair value of its PCIA and former SPG reporting units was less than the carrying value of those reporting units, requiring the completion of the second step of the impairment test. To measure the amount of impairment, the Intangibles—Goodwill and Other Topic of the ASC prescribes that the company determine the implied fair value of goodwill in the same manner as if the company had acquired those reporting units. Specifically, the company must allocate the fair value of the reporting unit to all of the assets of that unit, including unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. The impairment loss is measured as the difference between the book value of the goodwill and the implied fair value of the goodwill computed in step two. Upon completion of step two of the analysis, the company wrote off the entire goodwill balance for PCIA and what was then our SPG reporting unit. This resulted in an impairment loss of $203.3 million as of December 28, 2008.

The goodwill impairment charge was non-cash in nature and did not affect the company’s liquidity, cash flows from operating activities or debt covenants and did not have a material impact on operations.

Given the economic conditions at the end of fiscal year 2008, the company performed an impairment review of other long lived assets in addition to the annual goodwill impairment test. The company determined that there was no impairment of other long lived assets as of December 28, 2008. There were no events to trigger an impairment review as of December 27, 2009 or December 26, 2010.

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

The following table presents the carrying amount of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 26, 2010 and December 27, 2009
Goodwill	$161.3	$148.8	$54.5	$364.6
Accumulated Impairment Losses	$—	$(148.8)	(54.5)	(203.3)

	$161.3	$—	$—	$161.3

Tax acquisition adjustment	3.5	—	—	3.5

Balance as of December 26, 2010
Goodwill	164.8	148.8	54.5	368.1
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$164.8	$—	$—	$164.8

During the fourth quarter of 2010, a tax adjustment of $3.5 million was recorded related to the acquisition of the early stage micro-electromechanical system (MEMS) company which resulted in additional goodwill.

The following table presents a summary of acquired intangible assets.

	Period of Amortization	As of December 26, 2010		As of December 27, 2009
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2-15 years	$238.9	$(199.0)	$238.9	$(180.3)
Customer base	8-10 years	81.6	(65.9)	81.6	(63.3)
Core technology	10 years	13.1	(1.6)	3.9	(1.1)
In Process R&D	indefinite lived	1.8	—	—	—
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(0.9)	1.0	(0.7)
Process technology	5 years	1.6	(1.2)	1.6	(0.9)
Patents	4 years	5.9	(5.6)	5.9	(5.5)
Trademarks and tradenames	1 year	25.2	(25.2)	25.2	(25.2)

Subtotal		399.5	(329.9)	388.5	(307.4)
Goodwill		164.8	—	161.3	—

Total		$564.4	$(329.9)	$549.8	$(307.4)

As a result of the MEMS company acquisition, we added $11.0 million of intangible assets; $1.8 million to In Process R&D and $9.2 million to Core technology.

Amortization expense for intangible assets was $22.4 million, $22.3 million and $22.1 million for 2010, 2009 and 2008, respectively.

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)
Fiscal 2011	18.7
Fiscal 2012	16.6
Fiscal 2013	14.1
Fiscal 2014	6.2
Fiscal 2015	3.8

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following at:

	December 26,	December 27,
	2010	2009
	(In millions)
Revolving Credit Facility borrowings	$—	$—
Term Loans	320.7	472.2

Total debt	320.7	472.2
Current portion of long-term debt	(3.8)	(5.3)

Long-term debt, less current portion	$316.9	$466.9

Senior Credit Facility

The senior credit facility consists of an original term loan of $375 million, a revolving line of credit (Revolving Credit Facility) of $100 million and a remaining incremental term loan feature of $150 million. At December 26, 2010, the company had $320.7 million outstanding on the senior credit facility. The entire amount consists of outstanding term loans, which are due June 26, 2013. There is no amount outstanding on the revolving credit facility. The company does have outstanding letters of credit under the Revolving Credit Facility totaling $1.2 million. These outstanding letters of credit reduce the amount available under the Revolving Credit Facility to $98.8 million. The company currently pays a commitment fee of 0.25% per annum on the unutilized commitments under the Revolving Credit Facility.

On May 16, 2008, the company borrowed $150 million under the incremental term loan feature. These funds along with $50 million of cash on hand were used to pay down the company’s $200 million 5.0% Convertible Senior Subordinated Notes (Notes) due November 1, 2008. The company initiated the call of the Notes in conjunction with the incremental borrowing and redeemed the Notes on June 9, 2008. The company incurred cash charges of $3.4 million related to the incremental borrowing which was deferred and were being amortized over the term of the debt. During 2010, the company paid off the incremental term loan. The remaining $2.1 million in deferred financing fees associated with this debt were written off as well. At December 26, 2010, the remaining $150 million of the incremental term loan feature remains uncommitted.

On May 13, 2009, the company entered into a First Amendment and Waiver (the “Amendment”) to its senior credit agreement dated June 26, 2006 between the company and Deutsche Bank Trust Company Americas (as administrative agent and a lender) and the other lenders named therein. The Amendment enables the company to voluntarily prepay and retire a portion of its term loan facility to take advantage of potentially favorable conditions in the credit markets that may occur from time to time. The Amendment permits the company to prepay up to $100 million (net of interest and fees) of term loans for a 12 month period following the effective date of the Amendment subject to certain minimum liquidity and customary financial conditions. During the second quarter of 2009, the company completed a tender offer, as allowed under the previously executed amendment, to buyback a portion of its term loan below par. As a result of this debt buyback the company reduced debt by $14.7 million, paying $13.8 million in cash and recognizing $0.8 million gain, net of fees, on the transaction. Additionally, during the fourth quarter of 2009, the company completed three additional tender offers to buyback portions of the term loan below par. As a result of these additional debt buybacks, the company further reduced debt by $23.7 million, paying $22.1 million in cash and recognizing a $1.2 million gain, net of the write-off of associated deferred financing fees and other fees on the transaction. This Discounted Voluntary Prepayment period ended in May 2010.

Effective May 25, 2010, the company amended the credit agreement (the “Second Amendment”) to make certain technical modifications to the definition of cumulative net income and provide the company with greater operational flexibility over the remaining life of the loan. As a result of this amendment, the company incurred cash charges of $0.8 million which were deferred and will be amortized over the remaining term of the debt.

The variable interest rate on the term loan and Revolving Credit Facility is at LIBOR (London Interbank Offered Rate) plus 1.25% and 1.00% respectively. Both the term loan and Revolving Credit Facility have a step down feature based on senior leverage ratios. As of November 2010 our rates were reduced to LIBOR plus 1.25% for the term loan and LIBOR plus 1.00% for the Revolving Credit Facility after achieving less than 1.00:1.00 senior leverage ratios. Borrowings under the senior credit facility are secured by a pledge of common stock of the company and certain subsidiaries.

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

The senior credit facility imposes various restrictions upon us that could limit the company’s ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. It also includes restrictive covenants that limit the company’s ability to consolidate, merge or enter into acquisitions, create liens, pay dividends or make similar restricted payments, sell assets, invest in capital expenditures and incur indebtedness. The senior credit facility also limits the company’s ability to modify the company certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the senior credit facility also require the company’s financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 2.5 to 1.0, a maximum net leverage ratio of 4.0 to 1.0 and to maintain four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures of at least $30.0 million. It defines the interest coverage ratio as the ratio of annualized interest expense to the cumulative four quarter trailing EBITDA and defines the maximum net leverage ratio as the ratio of debt, less up to $100 million (to the extent the company unrestricted cash on hand exceeds $200 million), to the cumulative four quarter trailing EBITDA. EBITDA, as defined by the senior credit facility excludes restructuring, non-cash equity compensation and other adjustments as defined by the credit agreement. At December 26, 2010, the company was in compliance with these covenants.

Convertible Senior Subordinated Notes

On May 16, 2008, the company initiated the call of the Notes due November 1, 2008. The redemption amount was paid on June 9, 2008 using proceeds from the incremental term loan and cash on hand.

Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

(In millions)
2011	3.8
2012	3.8
2013	313.1
2014	—
2015	—

$320.7

At December 26, 2010, the company also has approximately $1.3 million of undrawn credit facilities at certain of its foreign subsidiaries.

NOTE 8—INCOME TAXES

Total income tax provision (benefit) was allocated as follows:

	Year Ended
	December 26,	December 27,	December 28,
	2010	2009	2008
	(In millions)
Income tax provision (benefit) attributable to income (loss) before income taxes	$21.5	$(3.1)	$(1.2)
Other comprehensive income	—	—	—

	$21.5	$(3.1)	$(1.2)

Income (loss) before income taxes for the years ended December 26, 2010, December 27, 2009, and December 28, 2008 consisted of the following:

	Year Ended
	December 26,	December 27,	December 28,
	2010	2009	2008
	(In millions)
Income (loss) before income taxes:
U.S.	$49.6	$(18.0)	$(103.7)
Foreign	125.1	(45.3)	(64.9)

	$174.7	$(63.3)	$(168.6)

Income tax provision (benefit) for the years ended December 26, 2010, December 27, 2009, and December 28, 2008 consisted of the following:

	Year Ended
	December 26,	December 27,	December 28,
	2010	2009	2008
	(In millions)
Income tax provision (benefit):
Current:
U.S. federal	$—	$0.1	$—
U.S. state and local	0.4	0.1	(2.2)
Foreign	25.1	5.3	12.8

	25.5	5.5	10.6
Deferred:
U.S. federal	(1.2)	1.8	(10.6)
U.S. state and local	0.5	0.3	(1.0)
Foreign	(3.3)	(10.7)	(0.2)

	(4.0)	(8.6)	(11.8)
Total income tax provision (benefit):
U.S. federal	(1.2)	1.9	(10.6)
U.S. state and local	0.9	0.4	(3.2)
Foreign	21.8	(5.4)	12.6

	$21.5	$(3.1)	$(1.2)

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide effective tax rate on net income (loss) before income taxes is as follows:

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of federal benefit	(1.1)	4.4	1.1
Foreign tax rate differential	(12.2)	(16.6)	(22.9)
Tax credits	(4.8)	3.9	1.7
Foreign withholding taxes	2.0	(0.8)	(0.8)
Goodwill impairment	—	—	(12.5)
Acquisition purchase accounting	(2.0)	—	—
Non-deductible expenses	0.2	(2.3)	(2.2)
Change in valuation allowance	(4.8)	(18.6)	1.3

	12.3%	4.9%	0.7%

As one of the incentives for locating in the Suzhou Industrial Park, the Chinese government granted a ten year preferential income tax holiday to Fairchild Semiconductor (Suzhou) Co., Ltd. The holiday provides 100% exemption for the first five years of the holiday and 7.5% reduced rate from years six to ten commencing in the first year in which Fairchild Semiconductor (Suzhou) Co. Ltd. is profitable. In 2005, no provision for income taxes for Fairchild Semiconductor (Suzhou) Co., Ltd. was provided. In 2006 and 2007, a current provision for income taxes was provided for at the 7.5% rate. Although the unified enterprise income tax law passed in March 2007, changing the Chinese statutory rate to 25% effective 2008, the new law grandfathered enterprises currently receiving tax incentives for a maximum period of five years. In 2008, a current provision for income taxes was provided for at 9.0%. In 2009, a current provision for income taxes was provided for at 20%. In 2010, a current provision for income taxes was provided for at 22%. Fairchild Semiconductor (Suzhou) Co., Ltd. will continue to receive its tax incentives with a transition over the next two years to the enacted statutory rate of 25%.

The tax holidays increased net income by $3.7 million, or $0.03 per basic and diluted common share for the year ended December 26, 2010. There was no material benefit in 2009 from tax holidays due to losses. The tax holidays reduced net loss by $7.3 million, or $0.06 per basic and diluted common share for the year ended December 28, 2008.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 26, 2010 and December 27, 2009 are presented below:

	December 26, 2010	December 27, 2009
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$56.2	$60.2
Reserves and accruals	40.5	40.8
Capitalized research expenses and intangibles	10.4	24.3
Tax credit and capital allowance carryovers	97.8	94.6
Unrealized loss on hedging transactions	1.9	1.2

Total gross deferred tax assets	206.8	221.1
Valuation allowance	(205.7)	(209.1)

Net deferred tax assets	1.1	12.0
Deferred tax liabilities:
Plant and equipment	(5.4)	(11.8)
Capital allowance	—	(5.6)

Total deferred tax liabilities	(5.4)	(17.4)

Net deferred tax liabilities	$(4.3)	$(5.4)

Net deferred tax assets (liabilities) by jurisdiction are as follows:

	December 26, 2010	December 27, 2009
	(In millions)
U.S.	$(23.3)	$(20.4)
Europe	0.9	(0.2)
Japan	0.8	1.4
China	5.1	4.4
Hong Kong	1.9	2.3
Malaysia	(5.6)	(3.9)
Singapore	0.1	(0.1)
Korea	17.5	15.2
Taiwan	(2.0)	(4.2)
Foreign—other	0.3	0.1

Net deferred tax liabilities	$(4.3)	$(5.4)

Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability. The deferred tax valuation allowance for the year ended December 26, 2010 and December 27, 2009 was $205.7 million and $209.1 million, respectively.

Gross carryforwards as of December 26, 2010 and December 27, 2009, respectively, for U.S. net operating losses (NOL) totaled $126.3 million and $149.2 million, for foreign tax credits totaled $51.3 million and $50.9 million, and for research and development credits totaled $9.8 million and $7.7 million. The net operating losses expire in 2023 through 2030. The foreign tax credits expire in 2011 through 2020. The research and development credits expire in varying amounts in 2011 through 2030.

The company’s ability to utilize its U.S. net operating loss and credit carryforwards may be limited in the future if the company experiences an ownership change, as defined in the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or more stockholders changes by more than 50% over a three year period. In August 1999, the company experienced an ownership change as a result of its initial public offering. This ownership change did not result in a material limitation on the utilization of the loss and credit carryforwards. As of December 26, 2010, the company has not undergone a second ownership change.

Significant management judgment is required in determining the company’s provision for income taxes and in determining whether deferred tax assets will be realized. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not likely to be realizable. Realization is based on the company’s ability to generate sufficient future taxable income. A valuation allowance is determined in accordance with the Income Taxes Topic of the ASC, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In 2005, a full valuation allowance on net U.S. deferred tax assets was recorded. While the results of 2010 represent positive evidence, the company continues to maintain a full valuation allowance on its net U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. Until such time that some or all of the valuation allowance is reversed, future income tax expense (benefit) in the U.S., excluding any tax expense generated by the company’s indefinite life intangibles, will be offset by adjustments to the valuation allowance to effectively eliminate any income tax expense or benefit in the U.S. Income taxes will continue to be recorded for other tax jurisdictions subject to the need for valuation allowances in those jurisdictions.

In 2008, a goodwill impairment charge was recorded. A portion of this impairment was allocable to goodwill that is tax deductible in the U.S. Since the recording of the valuation allowance in 2005, deferred tax expense totaling $11.5 million has been recorded relating to this goodwill. With the impairment, this expense was reversed in 2008 and a deferred tax asset was recorded to account for the tax basis in excess of book basis. A valuation allowance was recorded against this deferred tax asset consistent with the overall valuation allowance maintained on all U.S. deferred tax assets.

As of December 26, 2010, the company’s valuation allowance for U.S. deferred tax assets totaled $170.7 million, which consists of the beginning of the year allowance of $178.0 million, a 2010 benefit of $8.0 million to income from continuing operations and a charge of $0.7 million to OCI. The valuation allowance reduces the carrying value of temporary differences generated by capital losses, capitalized research and development expenses, foreign tax credits, reserves and accruals, and NOL carryforwards, which would require sufficient future capital gains and future ordinary income in order to realize the tax benefits. If the company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income from continuing operations, additional paid in capital or OCI.

In 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $24.8 million related to the company’s Malaysian cumulative reinvestment allowance and manufacturing incentives. As of December 27, 2009, the valuation allowance was $26.3 million. In 2010, the valuation allowance increased by $3.5 million to $29.8 million. As of December 26, 2010 the company’s valuation allowance for Taiwan deferred tax assets totaled $4.3 million relating to the company’s Taiwanese R&D investment tax credits.

Deferred income taxes have not been provided for the undistributed earnings of the company’s foreign subsidiaries that are reinvested indefinitely. Deferred income taxes have been provided for the undistributed earnings of the company’s foreign subsidiaries that are part of the repatriation plan, which were immaterial at December 26, 2010. In addition, certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore have and will continue to be part of the company’s repatriation plan. At December 26, 2010, the undistributed earnings of the company’s subsidiaries approximated $395.8 million. The amount of taxes attributable to these undistributed earnings is not practicably determinable.

The Income Tax Topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The company adopted the current standard on January 1, 2007. The unrecognized tax benefits at December 26, 2010 and December 27, 2009 total $56.5 million and $66.9 million respectively. In 2010, we decreased unrecognized tax benefits by $10.4 million representing the settlement of a Korea income tax audit. The decrease was due to cash payments payable to the taxing authority along with the effective settlement of other unrecognized tax benefits. The remaining $56.5 million unrecognized tax benefits would not impact the effective tax rate, if recognized, as the company has a full valuation allowance against its U.S. deferred taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Beginning Balance	$66.9	$64.1	$67.3
Increases related to prior year tax positions	—	2.7	0.3
Decreases related to prior year tax positions	(3.0)	(0.9)	(3.2)
Increases related to current year tax positions	—	1.7	1.3
Settlements	(7.4)	—	—
Lapse of statute	—	(0.7)	(1.6)

Ending Balance	$56.5	$66.9	$64.1

The company’s major tax jurisdictions are the U.S. and Korea. For the U.S., the company has open tax years dating back to 1999 due to the carryforward of tax attributes. In Korea, the company has five open tax years dating back to 2005.

As of December 26, 2010, the company has no uncertain tax positions subject to penalties and interest. As of December 27, 2009, the company had accrued $1.8 million of penalties and interest related to uncertain tax positions. The year over year decrease was due to the settlement of the Korea income tax audit. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

NOTE 9—STOCK-BASED COMPENSATION

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

Fairchild Semiconductor 2007 Stock Plan. Under this plan, officers, employees, non-employee directors, and certain consultants may be granted stock options, stock appreciation rights, restricted stock including restricted stock units (RSUs), performance units (PUs), deferred stock units (DSUs), and other stock-based awards. The plan has been approved by stockholders. The maximum number of shares of common stock that may be delivered under the plan is equal to 14,093,619 shares, plus shares available for issuance as of May 2, 2007, under the Fairchild Semiconductor Stock Plan and shares subject to outstanding awards under the Fairchild Semiconductor Stock Plan as of May 2, 2007, that cease for any reason to be subject to such awards. The maximum life of any option is ten years from the date of grant for incentive stock options and non-qualified stock options. Actual terms for outstanding non-qualified stock options are eight years, although options may be granted under the plan with up to ten year terms. Options granted under the plan are exercisable at the determination of the compensation committee, generally vesting ratably over four years. PUs are contingently granted depending on the achievement of certain predetermined performance goals. DSUs, RSUs and PUs entitle participants to receive one share of common stock for each DSU, RSU or PU awarded. For RSUs and PUs, the settlement date is the vesting date. For DSUs, the settlement date is selected by the participant at the time of the grant. Grants of PUs generally vest under the plan over a period of three years, and DSUs and RSUs generally vest over a period of three or four years.

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

Employee Stock Purchase Plan (ESPP). The company began offering the Fairchild Semiconductor International, Inc. Employee Stock Purchase Plan on April 1, 2000. The ESPP was been approved by stockholders. The ESPP authorized the issuance of up to 4,000,000 shares of common stock in quarterly offerings to eligible employees at a price that was equal to 85 percent of the lower of the common stock’s market price at the beginning or the end of a quarterly calendar period. A participating employee could withdraw from a quarterly offering any time before the purchase date at the end of the quarter, and obtain a refund of the amounts withheld through the employee’s payroll deductions. The company suspended the ESPP in the fourth quarter of 2008.

Equity Awards Made Outside Stockholder-Approved Plans. The company has granted equity awards representing a total of 820,000 shares outside its equity compensation plans. As of December 26, 2010, equity awards representing 275,000 shares remain outstanding, all of which are options.

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

The following table presents a summary of the company’s stock options for the year ended December 26, 2010.

	Year Ended
	December 26, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(000’s)		(In years)	(In millions)
Outstanding at beginning of period	11,125	$18.11
Granted	—	—
Exercised	(561)	11.57
Forfeited	(51)	12.70
Expired	(1,100)	24.67

Outstanding at end of period	9,413	$17.76	1.8	$8.0

Exercisable at end of period	8,830	$18.12	1.6	$6.0

The weighted average grant-date fair value for options granted during the years ended December 27, 2009 and December 28, 2008 was $2.31 and $4.82, respectively. There were no options granted during 2010.

The following table presents a summary of the company’s DSUs for the year ended December 26, 2010.

	Year Ended
	December 26, 2010
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Outstanding at beginning of period	221	$13.53
Granted	70	10.62
Vested and released	(35)	15.69
Forfeited	—	—

Outstanding at end of period	256	$12.45

The weighted average grant-date fair value for DSUs granted during the years ended December 27, 2009 and December 28, 2008 was $5.72 and $12.80, respectively. The total grant-date fair value for DSUs vested during the years ended December 26, 2010, December 27, 2009, and December 28, 2008 was $0.5 million, $1.1 million and $2.3 million, respectively. The number, weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual term for DSUs vested and outstanding is 130,034 units, zero (as these are zero strike price awards), $2.0 million and 1.61 years, respectively.

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

The following table presents a summary of the company’s RSUs for the year ended December 26, 2010.

	Year Ended
	December 26, 2010
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	5,012	$5.80
Granted	1,631	10.72
Vested	(2,088)	6.49
Forfeited	(268)	6.62

Nonvested at end of period	4,286	$7.49

The weighted average grant-date fair value for RSUs granted during the years ended December 27, 2009 and December 28, 2008 was $4.40 and $9.32, respectively. The total grant-date fair value for RSUs vested during the year ended December 26, 2010, December 27, 2009, and December 28, 2008 was $13.6 million, $5.4 million and $4.2 million, respectively.

The following table presents a summary of the company’s PUs for the year ended December 26, 2010.

	Year Ended
	December 26, 2010
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	1,689	$4.66
Granted	904	10.63
Vested	(525)	5.29
Forfeited	(192)	6.09

Nonvested at end of period	1,876	$7.22

The weighted average grant-date fair value for PUs granted during the years ended December 27, 2009 and December 28, 2008 was $4.10 and $5.25, respectively. The total grant-date fair value for PUs vested during the year ended December 26, 2010, December 27, 2009 and December 28, 2008 was $2.8 million, $4.8 million and $6.1 million, respectively.

The following table summarizes the total intrinsic value for stock options exercised and DSUs, RSUs and PUs vested (i.e. the difference between the market price at exercise and the price paid by employees to exercise the award) for 2010, 2009 and 2008, respectively.

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008
	(In millions)
Options	$1.6	$—	$0.5
DSUs	$0.4	$0.4	$1.6
RSUs	$22.2	$2.5	$2.6
PUs	$5.5	$1.3	$3.8

The company’s practice is to issue shares of common stock upon exercise or settlement of options, DSUs, RSUs and PUs from previously unissued shares and to issue shares in connection with the ESPP from treasury shares, which are shares the company purchases in the open market. The ESPP plan was suspended in the fourth quarter of 2008 and was terminated in 2010. As a result the company does not expect to repurchase shares in 2011 to satisfy ESPP participation. For the year ended December 26, 2010, $6.4 million was received from exercises of stock-based awards.

Valuation and Expense Information

The following table summarizes stock-based compensation expense by financial statement line, for the years ended December 26, 2010, December 27, 2009 and December 28, 2008.

	Year Ended
	December 26,	December 27,	December 28,
	2010	2009	2008
	(In millions)
Cost of Sales	$5.7	$5.8	$4.5
Research and Development	4.1	3.8	4.1
Selling, General and Administrative	11.1	7.9	10.5

	$20.9	$17.5	$19.1

The company also capitalized $0.3, $1.2 and $0.6 million of stock-based compensation into inventory for the years ended December 26, 2010, December 27, 2009 and December 28, 2008, respectively. In addition, due to the valuation allowance for U.S. deferred income tax assets recorded by the company, no tax benefit on U.S. based stock compensation expense was recognized in the years ended December 26, 2010, December 27, 2009 and December 28, 2008. The income tax benefit from foreign tax jurisdictions was approximately $0.1 million, and $0.2 million for the years ended December 28, 2008 and December 30, 2007, respectively. No material income tax benefit was recognized by foreign tax jurisdictions for the year ended December 26, 2010.

The following table summarizes total compensation cost related to unvested awards not yet recognized and the weighted average period over which it is expected to be recognized at December 26, 2010.

	December 26, 2010
	Unrecognized Compensation Cost for Unvested Awards	Weighted Average Remaining Recognition Period
	(In millions)	(In years)
Options	$1.3	1.2
DSUs	$0.1	1.3
RSUs	$21.7	2.6
PUs	$5.3	2.1

The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions. No options were granted in 2010. The fair value of each DSU, RSU and PU is equal to the closing market price of the company’s common stock on the date of grant.

	Year Ended
	December 27, 2009	December 28, 2008
Expected volatility	58.6%	43.9%
Dividend yield	—	—
Risk-free interest rate	1.9%	2.7%
Expected life, in years	5.3	5.2

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

NOTE 10—RETIREMENT PLANS

The company sponsors the Fairchild Personal Savings and Retirement Plan (the “Retirement Plan”), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the U.S. As of January 1, 2007, the company provided a discretionary matching contribution equal to 100% of employee elective deferrals on the first 3% of pay that is contributed to the Retirement Plan and 50% of the next 2% of pay contributed. The company’s matching contribution was suspended in the first quarter of 2009 due to economic conditions and reinstated in the fourth quarter of 2009. During 2010, the matching contribution was reinstated. The company also maintains a non-qualified Benefit Restoration Plan, under which certain eligible employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The company matched employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. The company’s matching contribution for this plan was suspended for the same period of time as the 401(k) plan. Total expense recognized under these plans was $5.0 million, $2.2 million and $4.6 million for 2010, 2009 and 2008, respectively.

Employees in Korea who have been with the company for over one year are entitled by Korean law to receive lump-sum payments upon termination of their employment. The payments are based on current rates of pay and length of service through the date of termination. It is the company’s policy to accrue for this estimated liability as of each balance sheet date. As of December 26, 2010 and December 27, 2009, the long term portion of $10.8 million and $9.2 million was included within other liabilities and the current portion of $6.3 million and $4.6 million was included in accrued expenses and other current liabilities, respectively. Amounts recognized as expense were $9.8 million, $6.4 million and $9.5 million, for 2010, 2009 and 2008, respectively.

Employees in Malaysia participate in a defined contribution plan. The company has funded accruals for this plan in accordance with statutory regulations in Malaysia. Amounts recognized as expense for contributions made by the company under this plan were $1.9 million, $1.6 million and $2.0 million for 2010, 2009 and 2008, respectively.

Employees in Hong Kong participate in a defined contribution plan. The company has funded accruals for this plan in accordance with statutory regulations in Hong Kong. Amounts recognized as expense for contributions made by the company under this plan were $0.4 million, $0.4 million and $1.6 million for 2010, 2009 and 2008, respectively.

Employees in the United Kingdom, Italy, Germany, Finland, China, the Philippines, Japan and Taiwan are also covered by a variety of defined benefit or defined contribution pension plans that are administered consistent with local statutes and practices. The expense under each of the respective plans for 2010, 2009 and 2008 was not material to the consolidated financial statements.

In accordance with the Compensation—Retirement Benefits Topic of the ASC the company recognizes the over-funded or under-funded status of its defined postretirement plans as an asset or liability in its statement of financial position. The company currently has defined benefit pension plans in Germany, Japan, the Philippines, and Taiwan. The net funded status for the company’s foreign defined benefit plans was $3.8 million and $0.4 million at December 26, 2010 and December 27, 2009, respectively, and was recognized as a liability in the consolidated statements of financial position. The company measures plan assets and benefit obligations as of the date of the fiscal year-end.

NOTE 11—LEASE COMMITMENTS

Rental expense related to certain facilities and equipment of the company’s plants was $17.5 million, $19.6 million and $22.8 million, for 2010, 2009 and 2008, respectively.

Certain facility and land leases contain renewal provisions. Future minimum lease payments under non-cancelable operating leases as of December 26, 2010 are as follows:

Year ending December,	(In millions)
2011	14.0
2012	8.9
2013	5.0
2014	3.0
2015	1.1
Thereafter	0.5

$32.5

NOTE 12—STOCKHOLDERS’ EQUITY

Preferred Stock

Under the company’s restated certificate of incorporation, the company’s Board of Directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 26, 2010 and December 27, 2009, no shares were issued.

Common Stock

The company has authorized 340,000,000 shares of Common Stock at a par value of $.01 per share. The holders of Common Stock are entitled to cumulative voting rights in the election of directors and to one vote per share on all other matters submitted to a vote of the stockholders.

The company accounts for treasury stock acquisitions using the cost method. At December 26, 2010 and December 27, 2009, there were approximately 6.1 million treasury shares held by the company.

NOTE 13—RESTRUCTURING AND IMPAIRMENTS

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

The company has completed payment of the employee severance accruals related to the 2008 Infrastructure Realignment Program. Payouts associated with the 2008 lease impairment will be made on a regular basis and will be complete by the fourth quarter of 2011.

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

2010 Infrastructure Realignment Program

During 2010, the company recorded restructuring and impairment charges, net of releases, totaling $7.0 million. The charges include $3.9 million of employee separation costs associated with the 2010 Infrastructure Realignment Program. In addition, during 2010, the company recorded $4.5 million of employee separation costs, $1.7 million of fab closure costs and $0.4 million in reserve releases, all associated with the 2009 Infrastructure Realignment Program. The company also recorded $0.3 million in reserve releases associated with the 2008 Infrastructure Realignment Program. During 2010, the company also reversed $2.4 million of restructuring expense associated with the 2008 Infrastructure Realignment Program. The reversal of $2.4 million of restructuring expense relates to the fourth quarter of 2008 and the first six months of 2009 as pension payments to severed employees were recorded as restructuring expense instead of offsetting the net pension asset. At the time, these pension payments were paid out of operating cash instead of the pension fund. In the second quarter of 2010, the company was reimbursed by the pension fund. We have evaluated this out of period adjustment and determined it to be immaterial.

The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing the company’s accounting functions.

The following tables summarize the restructuring and impairment charges and related liability accounts for 2008 through 2010 (in millions).

	Accrual Balance at December 30, 2007	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at December 28, 2008
2007 Infrastructure Realignment Program:
Employee Separation Costs	$3.2	$1.3	$(3.8)	$(0.3)	$—	$0.4
2008 Infrastructure Realignment Program:
Employee Separation Costs	—	14.0	(2.7)	—	—	11.3
Asset Impairment, Other	—	12.2	—	—	(12.2)	—
Lease Impairment Costs	—	1.9	(0.4)	—	—	1.5
Office Closure Costs	—	0.1	(0.1)	—	—	—

	$3.2	$29.5	$(7.0)	$(0.3)	$(12.2)	$13.2

	Accrual Balance at December 28, 2008	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at December 27, 2009
2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.4	$—	$(0.2)	$(0.1)	$—	$0.1
2008 Infrastructure Realignment Program:
Employee Separation Costs	11.3	7.0	(17.3)	(0.6)	—	0.4
Lease Impairment Costs	1.5	0.7	(0.6)	—	—	1.6
2009 Infrastructure Realignment Program:
Employee Separation Costs	—	15.4	(7.2)	(0.1)	—	8.1
Asset Impairment	—	1.6	—	—	(1.6)	—
Fab Closure Costs	—	4.0	(4.0)	—	—	—

	$13.2	$28.7	$(29.3)	$(0.8)	$(1.6)	$10.2

	Accrual Balance at December 27, 2009	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at December 26, 2010
2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.1		$(0.1)			$0.0
2008 Infrastructure Realignment Program:
Employee Separation Costs	0.4	(2.4)	2.3	(0.3)		$—
Lease Impairment Costs	1.6		(0.9)			$0.7
2009 Infrastructure Realignment Program:
Employee Separation Costs	8.1	4.5	(4.1)	(0.4)		$8.1
Fab Closure Costs	—	1.7	(1.7)			$—
2010 Infrastructure Realignment Program:
Employee Separation Costs	—	3.9	(1.7)			$2.2

	$10.2	$7.7	$(6.2)	$(0.7)	$—	$11.0

NOTE 14—RELATED PARTY TRANSACTIONS

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

The company has future commitments to purchase chemicals for certain wafer fabrication facilities. In the event the company was to end the agreements, the company would be required to pay future minimum payments of approximately $7.7 million. The company does not accrue for this liability as we expect to use these chemicals in the ordinary course of business.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the companies PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and have been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. The new trial was held in June of 2009 and then in January of 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We have challenged the final damages award, willfulness finding, injunction, and other issues on appeal. As a result of the appeal, the company likely will be required to post a bond or provide other security in an amount equal to the final damages award for the duration of the appeal process.

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

The company has analyzed the potential litigation outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. While the exact amount of these losses is not known, the company has recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of December 26, 2010, the balance for potential litigation outcomes was $14.7 million. There had been a previous ruling of damages for $6.1 million and in January 2011 the judge in the case awarded POWI an additional $6.1 million on the willfulness portion of the trial.

NOTE 16—DERIVATIVES

The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with the requirements of the Derivatives and Hedging Topic of the FASB

ASC, the fair value of these hedges is recorded on the balance sheet. For the fair value of derivatives, see Note 3.

Foreign Currency Derivatives. The company uses currency forward and combination option contracts to hedge a portion of its forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine peso, Malaysian ringgit, Korean won and Chinese yuan. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 12 months or less as of the end of December 26, 2010.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the years ended December 26, 2010, December 27, 2009 and December 28, 2008. No cash flow hedges were derecognized or discontinued in 2010, 2009 and 2008.

Derivative gains and losses included in AOCI are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $2.4 million of net unrealized derivative gains included in AOCI will be reclassified into earnings within the next twelve months.

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

Effectiveness of this hedge was calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and ineffectiveness was immaterial as of December 26, 2010.

Derivative gains and losses included in AOCI are reclassified into earnings at the time the forecasted transaction is recognized. The amounts were reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

The table below shows the notional principal and the location and amounts of the derivative fair values in the statement of operations and the consolidated balance sheet as of and for the periods ended December 26, 2010 and December 27, 2009. Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year-end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 26, 2010 and December 27, 2009. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	As of and for the Year Ended December 26, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$—	$—	$—	Interest expense	$(1.8)	$(1.8)
Derivatives in Cash Flow Hedges Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$41.9	$0.8	$0.8	Revenue	$—	$—
Derivatives for forecasted revenues	Current liabilities	$12.0	$(0.2)	$(0.2)	Revenue	$—	$—
Derivatives for forecasted expenses	Current assets	110.3	1.8	1.8	Expenses	—	—

Total of derivatives in a net asset position		$164.2	$2.4	$2.4		$—	$—

Positions no longer open at quarter end				$—	Revenue	$(0.2)	$(0.2)
Positions no longer open at quarter end					Expenses	3.7	3.7

Total of positions no longer open at quarter end				$—		$3.5	$3.5

	As of and for the Year Ended December 27, 2009
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Interest rate contract	Current liabilities	$150.0	$(1.8)	$(1.8)	Interest expense	$(6.2)	$(6.2)
Derivatives in Cash Flow Hedges Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current liabilities	$21.2	$(0.2)	$(0.2)	Revenue	$—	$—
Derivatives for forecasted expenses	Current assets	63.4	1.5	1.5	Expenses	—	—
Derivatives for forecasted expenses	Current liabilities	14.5	—	—

Total of derivatives in a net asset position		$99.1	$1.3	$1.3		$—	$—

Positions no longer open at quarter end				$—	Revenue	$1.0	$1.0
Positions no longer open at quarter end				—	Expenses	(3.5)	(3.5)

Total of positions no longer open at quarter end				$—		$(2.5)	$(2.5)

	Gain (Loss) Recognized in OCI for Derivative Instruments (1)
	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Interest rate contract	$1.8	$4.2	$(2.5)
Foreign exchange contracts	1.0	5.3	(2.8)

	$2.8	$9.5	$(5.3)

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of and for the Year Ended December 26, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Derivatives related to existing assets	Current assets	$—	$—	Revenue	$—
Derivatives related to existing liabilities	Current liabilities	20.7	(0.0)	Expenses	—

Total of derivatives in a net liability position		$20.7	$(0.0)		$—

Positions no longer open at year end				Revenue	$(0.2)
Positions no longer open at year end				Expenses	0.4

Total of positions no longer open at year end					$0.3

	As of and for the Year Ended December 27, 2009
	Balance Sheet Classification	Notional Amount	Fair Value	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives in Cash Flow Hedges Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Derivatives related to existing assets	Current liabilities	$8.2	$—	Revenue	$—
Derivatives related to existing liabilities	Current liabilities	6.8	—	Expenses	—

Total of derivatives in a net liability position		$15.0	$—		$—

Positions no longer open at year end				Revenue	$0.6
Positions no longer open at year end				Expenses	(0.8)

Total of positions no longer open at year end					$(0.2)

NOTE 17—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The company is currently organized into three reportable segments. The organization is an application based structure which corresponds with the way the company manages the business. The majority of the company’s activities are aligned into two focus areas; The Mobile, Computing, Consumer, and Communication (MCCC)

business, which focuses on handset, computing and multimedia applications, and the Power Conversion, Industrial, and Automotive (PCIA) business, which focuses on power supply and motor control solutions. Each of these segments has a relatively small set of leading customers, common technology requirements and similar design cycles. The Standard Discrete and Standard Linear (SDT) business is managed separately as a third segment. The current segment structure became effective on the first day of fiscal year 2009. Segment disclosures for 2008 were restated to reflect the new structure.

In addition to the operating segments mentioned above, the company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by vice presidents who report to the Chief Executive Officer. Also in 2009, as a result of a company-wide simplification effort, the allocation of selling, general and administrative (SG&A) expenses to the reporting segments was changed. Only dedicated, direct SG&A spending by the segments is included in the calculation of their operating income. All other corporate level SG&A spending is included in the corporate category. Segment disclosures for 2008 were restated to reflect these changes. The company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on operating profit before interest and taxes.

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

The following table presents selected statement of operations information on reportable segments for 2010, 2009 and 2008.

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008
		(In millions)
Revenue and Operating Income (Loss):
MCCC
Total revenue	$657.6	$525.7	$748.9
Operating income	155.7	74.2	171.0

PCIA
Total revenue	764.7	533.5	657.5
Operating income	204.1	71.6	107.6

SDT
Total revenue	177.4	128.3	167.8
Operating income	37.1	9.8	9.4

Corporate
Restructuring and impairments expense	(7.0)	(27.9)	(29.2)
Stock-based compensation expense	(20.9)	(17.5)	(19.1)
Goodwill impairment charge	—	—	(203.3)
Selling, general and administrative expense	(169.3)	(140.3)	(166.2)
Charge for litigation	(8.0)	(6.0)	3.3
Other (1)	(7.1)	(8.8)	—

Total Consolidated
Total revenue	$1,599.7	$1,187.5	$1,574.2
Operating income (loss)	$184.6	$(44.9)	$(126.5)

(1)	In 2010, Other consists primarily of accelerated depreciation related to the closure of the Mountaintop facility and the eight inch conversion process at the Salt Lake facility In 2009, Other includes $8.8 million in accelerated depreciation related to the closure of the Mountaintop facility.

Depreciation and amortization by reportable operating segment were as follows:

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008
	(In millions)
MCCC	$64.6	$70.6	$61.4
PCIA	79.1	77.4	63.8
SPG	12.6	12.4	11.4

Total	$156.3	$160.4	$136.6

Geographic revenue information is based on the customer location within the indicated geographic region. Revenue by geographic region was as follows:

	Year Ended
	December 26, 2010	December 27, 2009	December 28, 2008
	(In millions)
Total Revenue:
U.S.	$176.0	$95.0	$125.9
Other Americas	48.0	47.5	47.2
Europe	224.0	142.5	204.7
China	527.9	427.5	488.0
Taiwan	223.9	190.0	314.8
Korea	207.9	154.4	204.7
Other Asia/Pacific	192.0	130.6	188.9

Total	$1,599.7	$1,187.5	$1,574.2

Other Asia/Pacific includes Japan, Singapore, and Malaysia.

Geographic property, plant and equipment balances as of December 26, 2010 and December 27, 2009 are based on the physical locations within the indicated geographic areas and are as follows:

	December 26, 2010	December 27, 2009
	(In millions)
Property, Plant & Equipment, Net:
U.S.	$257.5	$257.0
Korea	163.5	128.8
Philippines	59.8	58.4
Malaysia	79.7	85.8
China	120.8	111.4
All Others	8.0	11.8

Total	$689.3	$653.2

NOTE 18—ACQUISITIONS AND DIVESTURES

On November 17, 2010, the company completed the acquisition of an early stage MEMS company. This acquisition adds a fundamental, long term technology platform which is synergistic with the existing analog and package capabilities. Because of the early stage of the company, the transaction was structured with an upfront payment of $11.0 million combined with the potential for contingent consideration based on the success of the business over the next five years. Due to ongoing employment requirements, any future contingent consideration will be classified as expense. No proforma results of operations are presented because the acquired company does not constitute a significant subsidiary.

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

NOTE 19—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for 2010 and 2009 (in millions, except per share amounts):

	2010
	First	Second	Third	Fourth
Total revenue	$378.0	$409.6	$414.4	$397.7
Gross margin	121.6	143.3	150.9	147.2
Net income (loss)	22.6	43.8	35.8	51.0

Basic income (loss) per common share	$0.18	$0.35	$0.29	$0.41

Diluted income (loss) per common share	$0.18	$0.34	$0.28	$0.40

	2009
	First	Second	Third	Fourth
Total revenue	$223.3	$277.9	$331.8	$354.5
Gross margin	34.0	64.6	86.3	105.4
Net income (loss)	(51.1)	(24.9)	2.7	13.1

Basic income (loss) per common share	$(0.41)	$(0.20)	$0.02	$0.11

Diluted income (loss) per common share	$(0.41)	$(0.20)	$0.02	$0.10

NOTE 20—SUBSEQUENT EVENTS

On January 26, 2011, the U.S. District Court for the District of Delaware ruled on the damages resulting from the June 2009 willfulness trial in the company’s litigation with Power Integrations. The court denied Power Integrations’ request for attorneys’ fees and triple damages, and instead doubled the damage award from approximately $6.1 million to approximately $12.2 million. The amount is fully reserved and the decision will have no effect on the company’s business operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 26, 2010, the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed and operating effectively as of December 26, 2010 at a reasonable assurance level.

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

Fairchild Semiconductor’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 26, 2010. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management believes that, as of December 26, 2010, the company’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of Fairchild’s internal control over financial reporting as of December 26, 2010, and has issued a report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during our quarter ended December 26, 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

The information regarding directors set forth under the caption “Proposal 1—Election of Directors” appearing in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 5, 2011, which will be filed with the Securities and Exchange Commission not later than 120 days after December 26, 2010 (the “2010 Proxy Statement”), is incorporated by reference.

The information regarding executive officers set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K is incorporated by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement is incorporated by reference.

The information regarding our Audit Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2011 Proxy Statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the 2011 Proxy Statement is incorporated by reference.

The information regarding our Compensation Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2011 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers” in the 2011 Proxy Statement is incorporated by reference.

The information regarding our equity compensation plans as set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Programs” in Item 5 of this annual report on Form 10-K is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons” and “Policies and Procedures for Approval of Related Party Transactions” in the 2011 Proxy Statement is incorporated by reference.

The information regarding director independence set forth under the caption “Corporate Governance, Board Meetings and Committees” in the 2011 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” included under the proposal entitled “Proposal 5—Ratify Appointment of KPMG LLP as Independent Registered Public Accounting Firm of the Company for 2011” in the 2011 Proxy Statement is incorporated by reference.

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

Description	Price Protection	Product Returns	Other Returns and Allowances	Deferred Tax Valuation Allowance	Total
	(In millions)
Balances at December 30, 2007	24.4	10.1	3.0	166.5	204.0

Charged to costs and expenses, or revenues	27.0	17.7	7.1	—	51.8
Deductions	(28.9)	(17.3)	(7.2)	3.6	(49.8)
Charged to other accounts	0.1	0.1	—	25.1	25.3

Balances at December 28, 2008	22.6	10.6	2.9	195.2	231.3

Charged to costs and expenses, or revenues	54.6	27.3	5.6	16.4	103.9
Deductions	(59.9)	(26.6)	(4.3)	—	(90.9)
Charged to other accounts	(0.0)	(0.0)	(0.0)	(2.5)	(2.5)

Balances at December 27, 2009	$17.3	$11.3	$4.2	$209.1	$241.9

Charged to costs and expenses, or revenues	32.3	23.4	11.4	3.9	71.0
Deductions	(40.2)	(22.9)	(10.0)	(8.0)	(81.1)
Charged to other accounts	—	0.1	—	0.7	0.8

Balances at December 26, 2010	$9.4	$11.9	$5.6	$205.7	$232.6

EXHIBIT INDEX

Exhibit No.	Description
3.01(i)	Second Restated Certificate of Incorporation. (5)
3.01(i)	Certificate of Amendment to the Second Restated Certificate of Incorporation (18)
3.01(ii)	Bylaws, as amended through February 25, 2010. (21)
10.01	Credit Agreement, dated as of June 26, 2006. (13)
10.02*	Executive Severance Policy. (14)
10.03*	Form of Executive Severance Policy Designation and Agreement (Non-California Employees). (17)
10.04*	Form of Executive Severance Policy Designation and Agreement (California Employees). (17)
10.05	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (3)
10.06	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (1)
10.07*	Fairchild Benefit Restoration Plan. (1)
10.08*	Fairchild Incentive Plan. (22)
10.09*	Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan. (4)
10.10	Incremental Term Loan Commitment Agreement dated as of May 16, 2008. (19)
10.11*	Fairchild Enhanced Incentive Plan (22)
10.13*	Fairchild Semiconductor International, Inc. Employees Stock Purchase Plan.
10.14*	Non-Qualified Stock Option Agreement, dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (7)
10.15*	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (9)
10.16*	Fairchild Semiconductor Stock Plan. (11)
10.17*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan. (6)
10.18*	Form of Deferred Stock Unit Agreement under the Fairchild Semiconductor Stock Plan. (6)
10.19*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor Stock Plan. (18)
10.20*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (9)
10.21*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (12)
10.22*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 10, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (12)
10.23*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 27, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Frey. (12)
10.24	Employment Agreement, dated as of December 9, 2009 between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation. (21)
10.25	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd. (2)
10.26	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company. (20)
10.27*	Fairchild Semiconductor 2007 Stock Plan. (18)
10.28*	Fairchild Semiconductor Corporation Restated Severance Benefit Plan. (15)
10.29*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (15)
10.30*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (15)
10.31*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor 2007 Stock Plan. (15)

Exhibit No.	Description
10.32*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor 2007 Stock Plan. (15)
10.33	Second Amendment to Credit Agreement (18)
10.34*	Long-Term Incentive Compensation Award Agreement dated December 22, 2010 between Mark S. Thompson and Fairchild Semiconductor International, Inc.
14.01	Code of Business Conduct and Ethics. (10)
21.01	List of Subsidiaries.
23.01	Consent of KPMG LLP.
31.01	Section 302 Certification of the Chief Executive Officer.
31.02	Section 302 Certification of the Chief Financial Officer.
32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.
32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.
101.INS	XBRL Instance Document (23)
101.SCH	XBRL Taxonomy Extension Schema Document (23)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (23)
101.DEF	XBRL Taxonomy Definition Linkbase Document (23)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(23)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(23)

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).
(2)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).
(3)	Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).
(4)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.
(5)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004, filed May 7, 2004.
(6)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed October 7, 2004 (File No. 333-119595).
(7)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 3, 2004.
(8)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, filed August 5, 2005.
(9)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, filed November 4, 2005.
(10)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed January 31, 2006.
(11)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed May 5, 2006.
(12)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed May 12, 2006.
(13)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed August 9, 2006.
(14)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 1, 2007.
(15)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, filed August 9, 2007.
(16)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 11, 2007.
(17)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, filed February 28, 2008.
(18)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010 filed August 4, 2010.
(19)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.
(20)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.
(21)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009, filed February 25, 2010.
(22)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009, filed on August 7, 2009.
(23)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

/S/ MARK S. THOMPSON
Mark S. Thompson
President and Chief Executive Officer

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARK S. THOMPSON Mark S. Thompson	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	February 24, 2011

/S/ MARK S. FREY Mark S. Frey	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 24, 2011

/S/ ROBIN A. SAWYER Robin A. Sawyer	Vice President, Corporate Controller (principal accounting officer)	February 24, 2011

/S/ RONALD W. SHELLY Ronald W. Shelly	Director	February 24, 2011

/S/ CHARLES P. CARINALLI Charles P. Carinalli	Director	February 24, 2011

/S/ THOMAS L. MAGNANTI Thomas L. Magnanti	Director	February 24, 2011

/S/ BRYAN R. ROUB Bryan R. Roub	Director	February 24, 2011

/S/ KEVIN J. MCGARITY Kevin J. McGarity	Director	February 24, 2011

/S/ ANTHONY LEAR Anthony Lear	Director	February 24, 2011

/S/ RANDY W. CARSON Randy W. Carson	Director	February 24, 2011