Form 10-Q
period 2011-03-27
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2011-05-06
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

3030 Orchard Parkway

San Jose, California 95134

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408)822-2000

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 27, 2011:

Title of Each Class	Number of Shares
Common Stock	127,598,725

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	March 27, 2011	December 26, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$425.5	$404.6
Short-term marketable securities	0.1	0.1
Accounts receivable, net of allowances of $25.5 and $ 26.9 at March 27, 2011 and December 26, 2010, respectively	152.6	156.4
Inventories	241.4	232.7
Deferred income taxes, net of allowances	14.2	13.2
Other current assets	33.1	36.1

Total current assets	866.9	843.1
Property, plant and equipment, net	704.2	689.3
Deferred income taxes, net of allowances	18.9	15.5
Intangible assets, net	79.5	69.7
Goodwill	169.4	164.8
Long-term securities	31.0	30.3
Other assets	34.9	36.4

Total assets	$1,904.8	$1,849.1

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.8	$3.8
Accounts payable	153.9	139.0
Accrued expenses and other current liabilities	108.9	139.2

Total current liabilities	266.6	282.0
Long-term debt, less current portion	316.0	316.9
Deferred income taxes	37.9	33.0
Other liabilities	40.2	38.5

Total liabilities	660.7	670.4
Commitments and contingencies (Note 11)
Temporary equity - deferred stock units	2.5	2.4
Stockholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	1,453.7	1,432.4
Accumulated deficit	(144.0)	(187.5)
Accumulated other comprehensive loss	(5.1)	(5.6)
Less treasury stock (at cost)	(64.3)	(64.3)

Total stockholders’ equity	1,241.6	1,176.3

Total liabilities, temporary equity and stockholders’ equity	$1,904.8	$1,849.1

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended
	March 27, 2011	March 28, 2010
Total revenue	$413.0	$378.0
Cost of sales	261.0	256.4

Gross margin	152.0	121.6

Gross margin %	36.8%	32.2%

Operating expenses:
Research and development	36.9	28.4
Selling, general and administrative	55.1	52.3
Amortization of acquisition-related intangibles	5.6	5.6
Restructuring and impairments	2.5	2.4

Total operating expenses	100.1	88.7

Operating income	51.9	32.9

Other expense, net	1.1	2.4

Income before income taxes	50.8	30.5

Provision for income taxes	7.3	7.9

Net income	$43.5	$22.6

Net income per common share:
Basic	$0.34	$0.18

Diluted	$0.33	$0.18

Weighted average common shares:
Basic	126.1	124.7

Diluted	130.9	128.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	March 27, 2011	March 28, 2010
Net income	$43.5	$22.6
Other comprehensive income, net of tax:
Net change associated with hedging transactions	(0.1)	1.8
Net amount reclassified to earnings for hedging	—	0.7
Net change associated with fair value of securities	0.6	2.9

Comprehensive income	$44.0	$28.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 27,	March 28,
	2011	2010
Cash flows from operating activities:
Net income	$43.5	$22.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.3	40.3
Non-cash stock-based compensation expense	5.0	5.3
Non-cash interest income	(0.1)	(0.1)
Non-cash financing expense	0.3	0.4
Loss on disposal of property, plant, and equipment	0.4	0.1
Deferred income taxes, net	(1.8)	2.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	3.8	(17.8)
Inventories	(8.8)	(8.8)
Other current assets	3.8	3.4
Current liabilities	(30.3)	21.2
Other assets and liabilities, net	2.6	(15.1)

Net cash provided by operating activities	56.7	53.5

Cash flows from investing activities:
Maturity of marketable securities	0.1	0.1
Capital expenditures	(34.3)	(17.8)
Purchase of molds and tooling	(0.8)	(0.3)
Acquisitions, net of cash acquired	(16.5)	—

Net cash used in investing activities	(51.5)	(18.0)

Cash flows from financing activities:
Repayment of long-term debt	(0.9)	(1.3)
Proceeds from issuance of common stock and from exercise of stock options	25.9	—
Purchase of treasury stock	—	(7.6)
Shares withheld for employees taxes	(9.3)	—

Net cash provided by (used in) financing activities	15.7	(8.9)

Net change in cash and cash equivalents	20.9	26.6
Cash and cash equivalents at beginning of period	404.6	415.8

Cash and cash equivalents at end of period	$425.5	$442.4

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 26, 2010. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 26, 2010. Certain amounts for prior periods have been reclassified to conform to the current presentation. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

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

Note 2 – Financial Statement Details

	March 27, 2011	December 26, 2010
	(In millions)
Inventories, net
Raw materials	$42.6	$40.9
Work in process	126.0	121.1
Finished goods	72.8	70.7

	$241.4	$232.7

	March 27, 2011	December 26, 2010
	(In millions)
Property, plant and equipment
Land and improvements	$24.0	$24.0
Buildings and improvements	341.9	339.2
Machinery and equipment	1,715.5	1,679.6
Construction in progress	116.1	112.9

Total property, plant and equipment	2,197.5	2,155.7
Less accumulated depreciation	1,493.3	1,466.4

	$704.2	$689.3

	March 27, 2011	December 26, 2010
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$52.0	$86.5
Taxes payable	$25.5	23.0
Restructuring and impairments	$10.6	11.0
Other	$20.8	18.7

	$108.9	$139.2

	Three Months Ended
	March 27, 2011	March 28, 2010
	(in millions)
Other expense, net
Interest expense	$1.7	3.0
Interest income	(0.7)	(0.7)
Other (income) expense, net	0.1	0.1

Other expense, net	$1.1	$2.4

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

	Three Months Ended
	March 27,	March 28,
	2011	2010
	(In millions, except per share data)
Basic:
Net income	$43.5	$22.6

Weighted average shares outstanding	126.1	124.7

Net income per share	$0.34	$0.18

Diluted:
Net income	$43.5	$22.6

Basic weighted average shares outstanding	126.1	124.7
Assumed exercise of common stock equivalents	4.8	3.9

Diluted weighted average common and common equivalent shares	130.9	128.6

Net income per share	$0.33	$0.18

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	4.8	11.8

Note 4 – Supplemental Cash Flow Information

	Three Months Ended
	March 27, 2011	March 28, 2010
	(In millions)
Cash paid for:
Income taxes, net	$1.6	$1.7

Interest	$2.2	$2.4

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

A discounted cash flow (DCF) calculation is performed to determine the estimated fair value of the auction rate securities. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. Inputs for DCF calculations are based upon publicly available data as well as the company’s own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from four to ten years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 27, 2011.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$3.3		$3.3
Liabilities	(1.1)		(1.1)

	$2.2	$—	$2.2	$—

Securities
Marketable securities	$2.4	$2.4
Auction rate securities	28.7			28.7

	$31.1	$2.4	$—	$28.7

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the three months ended March 27, 2011.

Auction Rate Securities
(In millions)
Balance at beginning of period	$28.0
Total realized and unrealized gains or (losses)
Included in net income
Included in OCI	0.6
Accretion of impairments included in net income	0.1
Sales	—
Purchases, issuances and settlements	—

Balance at end of period	$28.7

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under the Financial Instrument Topic of the FASB ASC. The fair value of the term loan is determined utilizing current trading prices obtained from indicative market data.

	March 27, 2011		December 26, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Term Loan	$319.8	$318.2	$320.7	$316.7

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the three months ended March 27, 2011 and March 28, 2010. No cash flow hedges were derecognized or discontinued during the three months ended March 27, 2011 and March 28, 2010.

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

The tables below show the notional principal and the location and amounts of the derivative fair values in the consolidated balance sheet as of March 27, 2011 and December 26, 2010 as well as the location of derivative gains or losses in the statement of operations for the three months ended March 27, 2011 and March 28, 2010. Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the end of the period and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 27, 2011 and December 26, 2010. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	As of March 27, 2011
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)
Derivatives in Cash Flow Hedges
Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$—	$—	$—
Derivatives for forecasted revenues	Current liabilities	$57.5	$(1.0)	$(1.0)
Derivatives for forecasted expenses	Current assets	69.5	3.3	3.3
Derivatives for forecasted expenses	Current liabilities	35.4	(0.1)	(0.1)

Total of derivatives in a net asset position		$162.4	$2.2	$2.2

	As of December 26, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)
Derivatives in Cash Flow Hedges
Related to Forecasted Transactions
Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$41.9	$0.8	$0.8
Derivatives for forecasted revenues	Current liabilities	$12.0	$(0.2)	$(0.2)
Derivatives for forecasted expenses	Current assets	110.3	1.8	1.8
Derivatives for forecasted expenses	Current liabilities	—	—	—

Total of derivatives in a net asset position		$164.2	$2.4	$2.4

	For the Three Months Ended March 27, 2011
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
Derivatives in Cash Flow Hedges
Related to Forecasted Transactions
Positions no longer open at quarter end	Revenue	$(1.1)	$(1.1)
Positions no longer open at quarter end	Expenses	1.1	1.1

Total of positions no longer open at quarter end		$0.0	$0.0

	For the Three Months Ended March 28, 2010
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
Derivatives in Cash Flow Hedges
Related to Forecasted Transactions
Positions no longer open at quarter end	Revenue	$—	$—
Positions no longer open at quarter end	Expenses	1.1	1.1

Total of positions no longer open at quarter end		$1.1	$1.1

Gain (Loss) Recognized in OCI for Derivative Instruments (1)

Three Months Ended March 27, 2011
Foreign exchange contracts	(0.1)

$(0.1)

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of March 27, 2011
	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)
Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Derivatives related to existing assets	Current assets	$5.9	$0.0
Derivatives related to existing liabilities	Current liabilities	15.0	(0.0)

Total of derivatives in a net liability position		$20.9	$(0.0)

	As of December 26, 2010
	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)
Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Derivatives related to existing assets	Current assets	$—	$—
Derivatives related to existing liabilities	Current liabilities	20.7	(0.0)

Total of derivatives in a net liability position		$20.7	$(0.0)

	For the Three Months Ended March 27, 2011
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives in Cash Flow Hedges
Related to Existing Assets and Liabilities
Foreign Exchange Contracts
Positions no longer open at year end	Revenue	$(0.1)
Positions no longer open at year end	Expenses	0.4

Total of positions no longer open at year end		$0.3

	For the Three Months Ended March 28, 2010
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

All of the company’s securities are classified as available-for-sale. In accordance with the Investments – Debt and Equity Securities Topic of the FASB ASC, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of AOCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no material realized gains or losses on sales of securities in the first three months of 2011 or 2010.

Securities are summarized as of March 27, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.8	$0.2		$2.0
Corporate debt securities	0.3			0.3
Auction rate securities	35.4		(6.7)	28.7

Total securities	$37.5	$0.2	$(6.7)	$31.0

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

Securities are summarized as of December 26, 2010:

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

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of March 27, 2011.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.1	$0.1
Due after one year through three years	0.4	0.5
Due after three years through ten years	1.2	1.3
Due after ten years	35.9	29.2

	$37.6	$31.1

As of March 27, 2011, auction rate securities with a market value of $28.7 million are included in the table above in contractual maturities due after ten years. The company’s auction rate securities are composed of approximately $16.6 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $12.1 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to accrue and receive interest on these securities based on a contractual rate.

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

The following table presents a roll forward of the amount related to credit losses recognized in earnings during the three months ended March 27, 2011.

Credit Losses Recognized in Earnings
(In millions)
Balance at beginning of period	$14.5
Accretion of impairments included in net income	(0.1)

Balance at end of period	$14.4

Note 8 – Segment Information

The company is currently organized into three reportable segments. The organization is an application based structure which corresponds with the way the company manages the business. The majority of the company’s activities are aligned into two focus areas; MCCC, which focuses on handset, computing and multimedia applications, and PCIA, which focuses on power supply and motor control solutions. Each of these segments has a relatively small set of leading customers, common technology requirements and similar design cycles. The Standard Discrete and Standard Linear (SDT) business is managed separately as a third segment. As of the first day of fiscal 2011, the infrared group was moved from PCIA to SDT. Prior year numbers have been restated to reflect this change which was not material to reported amounts.

The following table presents selected operating segment financial information for the three months ended March 27, 2011 and March 28, 2010.

	Three Months Ended
	March 27, 2011	March 28, 2010
	(In millions)
Revenue and operating income:
MCCC
Total revenue	$162.0	$156.1
Operating income	35.9	32.0

PCIA
Total revenue	209.9	179.1
Operating income	58.6	43.1

SDT
Total revenue	41.1	42.8
Operating income	8.9	7.8

Corporate
Restructuring and impairments expense	(2.5)	(2.4)
Stock-based compensation expense	(5.0)	(5.8)
Selling, general and administrative expense	(43.6)	(40.1)
Other (1)	(0.4)	(1.7)

Total consolidated
Total revenue	$413.0	$378.0
Operating income	$51.9	$32.9
Other expense, net	1.1	2.4

Income before income taxes	$50.8	$30.5

(1)	Other primarily consists of accelerated depreciation related to the planned closure of the Mountaintop facility.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of March 27, 2011		As of December 26, 2010
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Identifiable intangible assets:
Developed technology	2 -15 years	$250.7	$(203.5)	$238.9	$(199.0)
Customer base	8 -10 years	81.6	(66.5)	81.6	(65.9)
Core technology	10 years	15.7	(1.8)	13.1	(1.6)
In Process R&D	indefinite lived	2.8	—	1.8	—
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(1.0)	1.0	(0.9)
Process technology	5 years	1.6	(1.3)	1.6	(1.2)
Patents	4 years	5.9	(5.7)	5.9	(5.6)
Trademarks and tradenames	1 year	25.2	(25.2)	25.2	(25.2)

Subtotal		414.9	(335.4)	399.5	(329.8)
Goodwill		169.4	—	164.8	—

Total		$584.3	$(335.4)	$564.4	$(329.8)

As a result of the TranSiC acquisition, the company added $15.4 million of intangible assets, $2.6 million to Core Technology, $1.0 million to In Process R&D, and $11.8 million to Developed Technology. See Footnote 13 for further details on the TranSiC acquisition.

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 26, 2010
Goodwill	$164.8	$148.8	$54.5	$368.1
Accumulated Impairment Losses		$(148.8)	(54.5)	(203.3)

	$164.8	$—	$—	$164.8

TranSiC acquistion		$4.3		$4.3
Other tax acquisition adjustment	0.3			$0.3
Balance as of March 27, 2011
Goodwill	165.1	153.1	54.5	372.7
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$165.1	$4.3	$—	$169.4

During the first quarter of 2011, goodwill of $4.3 million was recorded as a result of the company’s acquisition of TranSiC. See Footnote 13 for further details. In addition, a tax adjustment was recorded for $0.3 million.

The following table presents the estimated amortization expense for intangible assets for the remainder of 2011 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remaining Fiscal 2011	14.1
Fiscal 2012	18.0
Fiscal 2013	15.5
Fiscal 2014	7.6
Fiscal 2015	5.2
Fiscal 2016	5.5

Note 10 – Restructuring and Impairments

During the three months ended March 27, 2011, the company recorded restructuring and impairment charges, net of releases, of $2.5 million. The charges include $0.6 million of employee separation costs and $0.2 million of fab closure costs associated with the 2009 Infrastructure Realignment Program as well as $1.0 million in employee separation costs associated with the 2010 Infrastructure Realignment Program and $0.7 million in employee separations costs associated with the 2011 Infrastructure Realignment Program.

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

The 2011 Infrastructure Realignment Program includes costs for organizational changes in the company’s supply chain management group, the website technology group, and the PCIA group. The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing the company’s accounting functions. The 2009 Infrastructure Realignment Program includes costs associated with the planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the quarterly period ended March 27, 2011 (in millions).

	Accrual Balance at 12/26/2010	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/27/2011
2008 Infrastructure Realignment Program:
Lease Impairment Costs	0.7		(0.2)			0.5

2009 Infrastructure Realignment Program:
Employee Separation Costs	8.1	0.6	(0.3)			8.4
Fab Closure Costs	—	0.2	(0.2)			—

2010 Infrastructure Realignment Program:	.
Employee Separation Costs	2.2	1.0	(1.5)			1.7

2011 Infrastructure Realignment Program:
Employee Separation Costs	—	0.7	(0.7)			—

	$11.0	$2.5	$(2.9)	$—	$—	$10.6

Payouts associated with the 2008 lease impairment will be made on a regular basis and will be complete by the fourth quarter of 2011. The consolidation of the South Korea fabrication processes and the planned closure of the Mountaintop facility are expected to be completed by the end of 2012.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the companies PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. The new trial was held in June of 2009 and then in January of 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We have challenged the final damages award, willfulness finding, injunction, and other issues on appeal. As a result of the appeal, the company may be required to post a bond or provide other security in an amount equal to the final damages award for the duration of the appeal process.

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

Both lawsuits have been consolidated and will be heard together in Delaware District Court. The trial is currently scheduled for January of 2012.

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

Reexaminations: Parallel to the above federal court proceedings, the company also petitioned the U.S. Patent and Trademark Office (USPTO) for reexamination of all unexpired patents claims asserted in POWI 1 and POWI 2 (those being all asserted claims from three of the four patents asserted in POWI 1 (the fourth patent has expired) and all of the patent claims asserted in POWI 2). Of the claims asserted in the four patents from POWI 1 and POWI 2, Power Integrations has amended or cancelled a majority of those at issue.

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

The company has analyzed the potential litigation outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. While the exact amount of these losses is not known, the company has recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of March 27, 2011, the accrual for potential litigation outcomes was $14.7 million.

Note 12 – Long-Term Debt

Long-term debt consists of the following at:

	March 27, 2010	December 26, 2010
	(In millions)
Term Loan	$319.8	$320.7

Current portion of long-term debt	(3.8)	(3.8)

Long-term debt, less current portion	$316.0	$316.9

Note 13 — Acquisitions and Divestitures

On March 15, 2011, the company completed the acquisition of TranSiC, a silicon carbide power transistor company for $17.4 million. The acquisition provides the company with bipolar silicon carbide technology with demonstrated efficiencies and strong performance over MOSFET and JFET technology. As part of the acquisition, the company also acquired a team of experienced silicon carbide engineers and scientists, and multiple patents in silicon carbide technology. Products using this technology will be sold as discrete solutions and as part of our smart power modules. No pro forma results of operations are presented because the disclosures are not material.

Note 14 – Subsequent Events

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

Overview

We entered 2011 as a fundamentally different company than we were just a few years ago. Over the last 5 years we have sharpened our product and end market focus which has enabled us to deepen our application knowledge and provide innovative solutions to our customers. As we invested in new technologies, we reduced our exposure to less differentiated, more mature products. In addition to improvements in our technology and product focus, we have redesigned our supply chain and operations processes to support strong growth. In 2011, our major focus is to drive sales higher as we take advantage of the strong industrial, automotive and appliance demand for high voltage products and to increase market share for our mobile analog and latest MOSFET solutions.

We continue to proactively take actions to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. We continue to manage our production output to maintain channel inventories within a target range of 7.5 to 8.5 weeks. We ended the first quarter of 2011 with channel inventories at 8.5 weeks. At the end of the first quarter internal inventories were at $ 241.4 million, an increase of $8.7 million over the end of 2010; however days of internal inventory remained fairly flat.

MCCC’s main focus is to supply the mobile, computing, consumer and communication end market segments with innovative power and signal path solutions including our low voltage MOSFETs, Power Management IC’s, Mixed Signal Analog and Logic products. We seek to deliver exceptional product performance by optimizing silicon processes and application specific design to satisfy specific requirements for our customers. This enables us to deliver solutions with greater energy efficiency and smaller footprint than is commonly available. We expect a steady acceleration of new product sales especially for solutions addressing the handset and ultraportable market.

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

Adjusted net income, adjusted gross margin, and free cash flow are also included in the table below. These are non-GAAP financial measures and should not be considered a replacement for GAAP results. We present adjusted results because we use them as additional measures of our operating performance. We believe the adjusted information is useful to investors because it illuminates underlying operational trends by excluding certain significant non-recurring or otherwise unusual transactions. Our criteria for adjusted results may differ from methods used by other companies and may not be comparable and should not be considered as alternatives to net income or loss, gross margin, or other measures of consolidated operations and cash flow data prepared in accordance with US GAAP as indicators of our operating performance or as alternatives to cash flow as a measure of liquidity.

	Three Months Ended
	March 27, 2011		March 28, 2010
	(Dollars in millions)
Total revenue	$413.0	100.0%	$378.0	100.0%
Gross margin	152.0	36.8%	121.6	32.2%

Operating expenses:
Research and development	36.9	8.9%	28.4	7.5%
Selling, general and administrative	55.1	13.3%	52.3	13.8%
Amortization of acquisition-related intangibles	5.6	1.4%	5.6	1.5%
Restructuring and impairments	2.5	0.6%	2.4	0.6%

Total operating expenses	100.1	24.2%	88.7	23.5%

Operating income	51.9	12.6%	32.9	8.7%

Other expense, net	1.1	0.3%	2.4	0.6%

Income before income taxes	50.8	12.3%	30.5	8.1%

Provision for income taxes	7.3	1.8%	7.9	2.1%

Net income	$43.5	10.5%	$22.6	6.0%

	Three Months Ended
	March 27, 2011		March 28, 2010
	(Dollars in millions)
Non GAAP measures
Adjusted net income	$51.3		$31.8
Adjusted gross margin	152.2	36.9%	122.8	32.5%
Free cash flow	22.4		35.7

Reconciliation of Net Income to Adjusted Net Income
Net income	43.5		22.6
Adjustments to reconcile net income to adjusted net income:
Restructuring and impairments	2.5		2.4
Accelerated depreciation on assets related to fab closure	0.2		1.3
Inventory release associated with fab closure	—		(0.1)
Amortization of acquisition-related intangibles	5.6		5.6
Associated net tax effects of the above and other acquisition-related intangibles	(0.5)

Adjusted net income	$51.3		$31.8

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$152.0		$121.6
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	0.2		1.3
Inventory release associated with fab closure	—		(0.1)

Adjusted gross margin	$152.2		$122.8

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$56.7		$53.5
Capital expenditures	(34.3)		(17.8)

Free cash flow	$22.4		$35.7

Total Revenue. In the first quarter of 2011, total revenue increased by $35.0 million or approximately 9%, on fewer overall unit shipments when compared to the same period in 2010. The increase in average selling prices was driven by an improvement in product mix.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three months ended March 27, 2011. Taiwan and Korea showed decreases in their percentage of sales over the same period in 2010. The decrease in Taiwan resulted from reduced revenue in the notebook computer end-market. A decrease in the sales of parts used in air conditioning units primarily drove the decrease in Korea. All other locations had minimal percentage changes.

	Three Months Ended
	March 27, 2011	March 28, 2010
U.S.	11%	10%
Other Americas	3	3
Europe	15	13
China	31	32
Taiwan	14	17
Korea	11	13
Other Asia/Pacific	15	12

Total	100%	100%

Gross Margin. In the first quarter of 2011 gross margin dollars increased by $30.4 million and gross margin percent improved from 32.2% to 36.8%, respectively, as compared to the same period in 2010. The increase in gross margin is due to increased revenue from higher average selling prices and improvements in product mix as we continue to divest our product portfolio of lower margin products.

Adjusted Gross Margin. In the first quarter of 2011 adjusted gross margin dollars increased by $29.4 million and adjusted gross margin percent improved from 32.5% to 36.9%, respectively, as compared to the same period in 2010 for the reasons listed above. Adjusted gross margin does not include the accelerated depreciation due to the planned closure of the Mountaintop facility. See reconciliation of gross margin to adjusted gross margin above.

Operating Expenses. Research and development (R&D) expenses increased during the first quarter of 2011 as compared to the same period in 2010 as a result of increased investment in R&D programs and resources, including costs associated with the design center in Irvine, California that was purchased in the third quarter of 2010 and the acquisition of a MEMs business which was acquired in December 2010. Selling expenses increased slightly but were flat to down as a percentage of revenue. General and administrative (G&A) expenses were also flat as a percentage of revenue, however G&A expenses did increase during the first quarter of 2011 as compared to the same period in 2010 due to increases in equity compensation, and other payroll related increases including merit and headcount increases.

Restructuring and Impairment. During the three months ended March 27, 2011, we recorded restructuring and impairment charges, net of releases, of $2.5 million. The charges include $0.6 million of employee separation costs and $0.2 million of fab closure costs associated with the 2009 Infrastructure Realignment Program as well as $1.0 million in employee separation costs associated with the 2010 Infrastructure Realignment Program and $0.7 million in employee separations costs associated with the 2011 Infrastructure Realignment Program.

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

The 2011 Infrastructure Realignment Program includes costs for organizational changes in our supply chain management group, changes to our website technology organization, as well as costs for some organization changes in the PCIA segment. The 2010 Infrastructure Realignment Program includes costs to simplify and realign some of the activities within the MCCC segment, costs for the continued refinement of our manufacturing strategy and costs to centralize several of our accounting functions.

The closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea was announced in the first quarter of 2009 and the charges associated with those programs are included in the 2009 Infrastructure Realignment Program. The 2009 Infrastructure Realignment Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy. While we had originally anticipated that this closure would be completed in 2010, we extended the Mountaintop closure until the end of 2012 to better support strong customer demand and our significant pipeline of new products.

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

Other Expense, net.

The following table presents a summary of other expense, net for the three months ended March 27, 2011 and March 28, 2010.

	Three Months Ended
	March 27, 2011	March 28, 2010
	(in millions)
Other expense, net
Interest expense	$1.7	3.0
Interest income	(0.7)	(0.7)
Other (income) expense, net	0.1	0.1

Other expense, net	$1.1	$2.4

Interest expense. Interest expense in the first quarter of 2011 decreased $1.3 million when compared to the same period in 2010, primarily due to lower debt balances.

Interest income. Interest income in the first quarter remained flat when compared to the first quarter of 2010.

Income Taxes. The income tax provision in the first quarter of 2011 was $7.3 million on income before taxes of $50.8 million compared to an income tax provision of $7.9 million on income before taxes of $30.5 million for the same period of 2010. The effective tax rate for the first quarter of 2011 was 14.4% compared to 25.9% for the first quarter of 2010. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates. In the first three months of 2011, the valuation allowance on our deferred tax assets decreased by $5.3 million. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of March 27, 2011, we have recorded a deferred tax liability of $1.2 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow. Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow decreased approximately $13.3 million in the first quarter of 2011 when compared to the first quarter of 2010. The decrease was mainly due to an increase in capital expenditures and a decrease in accrued liabilities related to cash bonus payments in the first quarter of 2011. Capital expenditures were $16.5 million higher in the first quarter of 2011. This increase was partially offset by favorable changes in our working capital accounts. See free cash flow reconciliation in the results of operations section above.

Reportable Segments.

The following tables present comparative disclosures of revenue and gross margin of our reportable segments.

	Three Months Ended
	March 27, 2011				March 28, 2010
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$162.0	39.2%	39.6%	$35.9	$156.1	41.3%	35.4%	$32.0
PCIA	209.9	50.8%	37.5%	58.6	179.1	47.4%	33.9%	43.1
SDT	41.1	10.0%	25.8%	8.9	42.8	11.3%	22.2%	7.8
Corporate (1)	—	—	—	(51.5)				(50.0)

Total	$413.0	100.0%	36.8%	$51.9	$378.0	100.0%	32.2%	$32.9

(1)	The three months ended March 27, 2011 includes $5.0 million of stock-based compensation expense, $2.5 million of restructuring and impairments expense, $0.4 million of other costs which consist primarily of accelerated depreciation related to the closure of the Mountaintop facility, and $43.5 of SG&A expenses. The three months ended March 28, 2010 includes $5.8 million of stock-based compensation expense, $2.4 million of restructuring and impairments expense, $1.3 million of accelerated depreciation related to the closure of the Mountaintop facility, and $40.5 million of SG&A expenses.

MCCC revenue increased $5.9 million or approximately 4% in the first quarter of 2011 compared to the same period in 2010. Higher revenue resulted from higher average selling prices. The number of units sold decreased by 10% over 2010. Revenue increases were primarily driven by improved product mix in the Logic and Analog Switch groups within MCCC. Logic revenue growth was driven by application specific solutions for mobile customers. Analog switch sales grew as a result of demand for USB and multimedia switch solutions. Gross margin dollars increased $8.9 million in the first quarter of 2011 compared to the same period in 2010 attributable to increased revenue and the introduction of new products at higher gross margins

MCCC had operating incomes of $35.9 million in the first quarter of 2011 as compared to $32.0 million in the first quarter of 2010. Higher operating income from better gross margin was offset in part by higher R&D expenses. The increase in R&D resulted from the MEMS company we acquired during the fourth quarter of 2010 as well as the design center we purchased in the third quarter of 2010.

PCIA revenue increased $30.8 million or approximately 17% in the first quarter of 2011, as compared to the same period in 2010. Revenue was higher in all product lines due to higher average selling prices driven by sales of our smart power modules, high voltage MOSFETS and IGBT’s as well as strong demand for our electronic power steering modules, and ignition IGBT products. Increased unit sales in the auto and opto groups were offset by a reduction in unit sales in the high voltage group. Gross margin increased $17.8 million in the first quarter 2011, as compared to the same period in 2010. Increased gross margin was driven by higher revenue and improved product mix. However, there was an unfavorable impact from a strengthening of the Korean Won and the Taiwan Dollar.

PCIA had operating incomes of $58.6 million in the first quarter of 2011, compared to $43.1 million for the same period in 2010. Increased operating income was mainly attributed to higher gross margin as mentioned above. The increase was partially offset by higher R&D and SG&A expenses as a result of increased investment in R&D programs as well as increased headcount, travel, and an unfavorable impact from a strengthening of the Korean Won and Taiwan Dollar.

SDT revenue decreased $1.7 million or approximately 4% in the first quarter of 2011, as compared to the same period in 2010. An increase in average selling prices was offset by a decrease in the numbers of units sold as we strategically target a richer portfolio of products with higher selling prices. Design wins in lighting, power supply, motor control and consumer applications continue to drive the higher average selling prices. Gross margin was higher by $1.2 million in the first quarter of 2011, as compared to the same period in 2010. Increased gross margins were driven by strategic mix management as lower margin products continue to be mixed out in order to support top tier customers and best utilize available manufacturing capacities.

SDT had operating income of $8.9 million for the first quarter of 2011, as compared to an operating income of $7.8 million for the same periods in 2010. The improvement in operating income was due to higher gross margins. Operating expenses were up slightly in the first quarter of 2011 as R&D and selling expenses were higher than the first quarter of 2010. R&D spend now focuses on developing solutions beyond a commodity market space and there was increased marketing expense as well.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and revolving credit facility.

Our senior credit facility consists of a $319.8 million term loan facility and a $100.0 million revolving line of credit. As of March 27, 2011, Standard and Poor’s rates our debt BB+. The senior credit facility imposes various restrictions upon us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. It also includes restrictive covenants that limit our ability to consolidate, merge or enter into acquisitions, create liens, pay dividends or make similar restricted payments, sell assets, invest in capital expenditures and incur indebtedness. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the senior credit facility also require our financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 2.5 to 1.0, a maximum net leverage ratio of 4.0 to 1.0 and to maintain four quarter trailing EBITDA (earnings before interest, taxes, depreciation and amortization) less capital expenditures of at least $30.0 million. It defines the interest coverage ratio as the ratio of annualized interest expense to the cumulative four quarter trailing EBITDA to annualized interest expense and defines the maximum net leverage ratio as the ratio of debt, less up to $100 million (to the extent our unrestricted cash on hand exceeds $200 million), to the cumulative four quarter trailing EBITDA. EBITDA, as defined by the senior credit facility excludes restructuring, non-cash equity compensation and other adjustments as defined by the credit agreement.

At March 27, 2011, we were in compliance with these covenants. Based on our current models, we expect to remain in compliance with our senior credit facility covenants. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our senior credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first quarter of 2011, our capital expenditures totaled $34.3 million.

Under our senior credit facility, we have revolving borrowing capacity of $100.0 million for working capital and general corporate purposes, including acquisitions. At March 27, 2011, the revolver was undrawn and after adjusting for outstanding letters of credit, we had $98.8 million available under the revolving credit facility. We had additional outstanding letters of credit of $1.1 million that do not fall under the senior credit facility. We also had $1.6 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first quarter of 2011, our cash provided by operating activities was $56.7 million compared to $53.5 million in the same period of 2010. The following table presents a summary of net cash provided by operating activities during the first quarter of 2011 and 2010.

	Three Months Ended
	March 27, 2011	March 28, 2010
	(In millions)
Net income	$43.5	$22.6
Depreciation and amortization	38.3	40.3
Non-cash stock-based compensation	5.0	5.3
Deferred income taxes, net	(1.8)	2.0
Other, net	0.6	0.4
Change in other working capital accounts	(28.9)	(17.1)

Net cash provided by operating activities	$56.7	$53.5

Cash provided by operating activities increased $3.2 million during the first quarter of 2011 as compared to the same period of 2010 as the $20.9 million increase in net income was offset by unfavorable changes in our working capital accounts.

Cash used in investing activities during the first quarter of 2011 totaled $51.5 million compared to $18 million for the same period of 2010. The increase in the use of cash is the result of higher capital expenditures as well as the $16.5 million cost for our TranSiC acquisition, net of cash acquired, in the first quarter of 2011. Our capital expenditures during the first quarter of 2011 were $34.3 million compared to $17.8 million in the same period in 2010.

Cash provided by financing activities totaled $15.7 million in the first quarter of 2011 compared to cash used of $8.9 million in the same period of 2010. In 2011, we received $25.9 million in proceeds from the exercise of stock options. There were no proceeds from stock options in 2010.

As of March 27, 2011 and December 26, 2010, we have not recorded any net unrecognized tax benefits.

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

Recently Issued Financial Accounting Standards

In December 2010, the FASB issued Accounting Standards Update No. 2010-29 (ASU 2010-29), Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations . The amendments in this update address the diversity in the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. This statement is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (ASU 2010-289), Intangibles: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . The amendments in this modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This statement is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-28 will not have a material effect on our consolidated financial position and results of operations and statements of cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International’s annual report on Form 10-K for the year ended December 26, 2010 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 52 of the Form 10-K. There were no material changes in the information we provided in our Form 10-K during the period covered by this Quarterly Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of March 27, 2011, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first three months of 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of our PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against us. We voluntarily stopped U.S. sales and importation of those products in 2007 and have been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. The new trial was held in June of 2009 and then in January of 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We have challenged the final damages award, willfulness finding, injunction, and other issues on appeal. As a result of the appeal, we may be required to post a bond or provide other security in an amount equal to the final damages award for the duration of the appeal process.

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

Both lawsuits have been consolidated and will be heard together in Delaware District Court. The trial is currently scheduled for January of 2012.

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

Reexaminations: Parallel to the above federal court proceedings, we also petitioned the U.S. Patent and Trademark Office (USPTO) for reexamination of all unexpired patents claims asserted in POWI 1 and POWI 2 (those being all asserted claims from three of the four patents asserted in POWI 1 (the fourth patent has expired) and all of the patent claims asserted in POWI 2). Of the claims asserted in the four patents from POWI 1 and POWI 2, Power Integration has amended or cancelled a majority of those at issue.

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

We have analyzed the potential litigation outcomes from our current litigation in accordance with the Contingency Topic of the FASB ASC. While the exact amount of these losses is not known, we have recorded net reserves for potential litigation outcomes in the consolidated statement of operations, based upon our assessments of the potential liability using an analysis of the claims and historical experience in defending and/or resolving these claims. As of March 27, 2011, the accrual for potential litigation outcomes was $14.7 million.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2010. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and financial condition.

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

If we provide revenue, margin or earnings per share guidance, it is generally based on certain assumptions we make concerning the health of the overall economy and our projections of future consumer and corporate spending. If our projections of these expenditures are inaccurate or based upon erroneous assumptions, our revenues, margins and earnings per share could be adversely affected. For example, beginning in the third quarter and continuing into the fourth quarter of 2008, we observed progressively weakening order rates which we attributed to uncertainty and deterioration of global economic conditions. While order rates and profitability improved throughout 2010, we cannot be certain that a change in consumer demand will not have an adverse effect on our business.

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

Distributors accounted for 66% of our net sales for the quarter ended March 27, 2011. Our top five distributors worldwide accounted for 19% of our net sales for the quarter ended March 27, 2011. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Natural disasters could affect our supply chain or our customer base which, in turn, could have a negative impact on our business, the cost of and demand for our products and our results of operations.

While the recent earthquake and tsunami in Japan had only limited direct impact on us, the occurrence of natural disasters in certain regions, could have a negative impact on our supply chain, our ability to deliver products, the cost of our products and the demand for our products. These events could cause consumer confidence and spending to decrease or result in increased volatility to the U.S. and worldwide economies. Any such occurrences could have a material adverse effect on our business, our results of operations and our financial condition.

Our international operations subject our company to risks not faced by domestic competitors.

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 72% of our revenues in fiscal year 2011 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 11% of our revenue for the quarter ended March 27, 2011.

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

At March 27, 2011 we had total debt of $319.8 million and the ratio of this debt to equity was approximately 0.3 to 1. As of March 27, 2011, our senior credit facility includes $319.8 million in term loans and the $100 million revolving line of credit. Adjusted for outstanding letters of credit, we had up to $98.8 million available under the revolving loan portion of the senior credit facility. In addition, there is a $150 million uncommitted incremental term loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of March 27, 2011, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We have investments in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

As of March 27, 2011, we owned auction rate securities with a par value of $49.5 million and market value of $28.7 million. We originally purchased these securities believing them to be safe, short-term and highly liquid investments. However, as a result of the systemic failure of the auction rate securities market, these securities are no longer liquid. While we continue to accrue and receive interest on these securities at the contractual rate, there can be no assurance that there will ever be an active market for our auction rate securities. Uncertainties in the credit and capital markets could lead to further downgrades of our auction rate securities and additional impairments. Additionally, auction failures have limited our ability to fully recover the par value of our investment in the short term and even if we hold the securities to maturity, the long-term value of the auction rate securities may potentially be impacted by issuer defaults. We do not anticipate that the lack of liquidity or future downgrades and impairments will materially impact our ability to fund out working capital needs, capital expenditures or other business requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not make any common stock repurchases during the first quarter of 2011.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. Although these withheld shares are not issued or considered common stock repurchases, they are treated in the same manner as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.

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

Fairchild Semiconductor International, Inc.

Date: May 6, 2011	/s/ ROBIN A. SAWYER
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)