Form 10-Q
period 2011-06-26
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2011-08-05
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 26, 2011:

Title of Each Class	Number of Shares
Common Stock	127,682,724

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	June 26,	December 26,
	2011	2010
ASSETS	(Unaudited )
Current assets:
Cash and cash equivalents	$435.7	$404.6
Short-term marketable securities	0.2	0.1
Accounts receivable, net of allowances of $ 29.8 and $ 26.9 at June 26, 2011 and December 26, 2010, respectively	162.4	156.4
Inventories	253.4	232.7
Deferred income taxes, net of allowances	16.7	13.2
Other current assets	38.9	36.1

Total current assets	907.3	843.1
Property, plant and equipment, net	722.9	689.3
Deferred income taxes, net of allowances	18.3	15.5
Intangible assets, net	74.8	69.7
Goodwill	169.4	164.8
Long-term securities	31.6	30.3
Other assets	37.0	36.4

Total assets	1,961.3	$1,849.1

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.8
Accounts payable	158.1	139.0
Accrued expenses and other current liabilities	132.1	139.2

Total current liabilities	290.2	282.0
Long-term debt, less current portion	300.1	316.9
Deferred income taxes	36.1	33.0
Other liabilities	40.7	38.5

Total liabilities	667.1	670.4
Commitments and contingencies (Note 11)
Temporary equity - deferred stock units	1.9	2.4
Stockholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	1,471.7	1,432.4
Accumulated deficit	(99.1)	(187.5)
Accumulated other comprehensive loss	(4.5)	(5.6)
Less treasury stock (at cost)	(77.1)	(64.3)

Total stockholders’ equity	1,292.3	1,176.3

Total liabilities, temporary equity and stockholders’ equity	$1,961.3	$1,849.1

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Total revenue	$433.2	$409.6	$846.2	$787.6
Cost of sales	272.5	266.3	533.5	522.7

Gross margin	160.7	143.3	312.7	264.9

Gross margin %	37.1%	35.0%	37.0%	33.6%
Operating expenses:
Research and development	39.9	29.1	76.8	57.5
Selling, general and administrative	58.3	56.0	113.4	108.3
Amortization of acquisition-related intangibles	4.7	5.6	10.3	11.2
Restructuring and impairments	2.9	—	5.4	2.4

Total operating expenses	105.8	90.7	205.9	179.4

Operating income	54.9	52.6	106.8	85.5
Other expense, net	3.3	2.6	4.4	5.0

Income before income taxes	51.6	50.0	102.4	80.5
Provision for income taxes	6.7	6.2	14.0	14.1

Net income	$44.9	$43.8	$88.4	$66.4

Net income per common share:
Basic	$0.35	$0.35	$0.70	$0.53

Diluted	$0.34	$0.34	$0.67	$0.52

Weighted average common shares:
Basic	127.9	125.2	127.0	125.0

Diluted	131.7	128.1	131.3	128.3

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Net income	$44.9	$43.8	88.4	$66.4
Other comprehensive income, net of tax:
Net change associated with hedging transactions	0.5	(0.1)	0.4	1.7
Net amount reclassified to earnings for hedging	(0.4)	(1.6)	(0.4)	(0.9)
Net change associated with fair value of securities	0.5	(2.2)	1.1	0.7
Net change associated with pension transactions	—	(2.4)	—	(2.4)

Comprehensive income	$45.5	$37.5	$89.5	$65.5

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 26,	June 27,
	2011	2010
Cash flows from operating activities:
Net income	$88.4	$66.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75.6	79.7
Non-cash stock-based compensation expense	13.0	11.2
Non-cash interest income	(0.2)	(0.3)
Non-cash financing expense	0.5	0.8
Non-cash write-off of deferred financing fees	2.1	—
Loss on disposal of property, plant, and equipment	0.5	0.1
Deferred income taxes, net	(5.6)	2.9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(6.0)	(39.1)
Inventories	(20.4)	(21.6)
Other current assets	(2.0)	0.3
Current liabilities	—	51.5
Other assets and liabilities, net	3.9	(10.8)

Net cash provided by operating activities	149.8	141.1

Cash flows from investing activities:
Maturity of marketable securities	0.1	0.1
Capital expenditures	(88.1)	(50.9)
Purchase of molds and tooling	(1.4)	(0.6)
Acquisitions, net of cash acquired	(16.5)	0

Net cash used in investing activities	(105.9)	(51.4)

Cash flows from financing activities:
Repayment of long-term debt	(320.6)	(27.6)
Borrowing from Revolving Credit Facility	300.0	—
Proceeds from issuance of common stock and from exercise of stock options	35.2	0.2
Purchase of treasury stock	(12.8)	(17.6)
Shares withheld for employees taxes	(9.4)	0
Debt financing costs	(5.2)	(0.8)

Net cash used in financing activities	(12.8)	(45.8)

Net change in cash and cash equivalents	31.1	43.9
Cash and cash equivalents at beginning of period	404.6	415.8

Cash and cash equivalents at end of period	$435.7	$459.7

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

Note 2 – Financial Statement Details

	June 26, 2011	December 26, 2010
	(In millions)
Inventories, net
Raw materials	44.0	$40.9
Work in process	134.0	121.1
Finished goods	75.4	70.7

	253.4	$232.7

	June 26, 2011	December 26, 2010
	(In millions)
Property, plant and equipment
Land and improvements	$24.0	$24.0
Buildings and improvements	342.9	339.2
Machinery and equipment	1,736.5	1,679.6
Construction in progress	141.9	112.9

Total property, plant and equipment	2,245.3	2,155.7
Less accumulated depreciation	1,522.4	1,466.4

	$722.9	$689.3

	June 26, 2011	December 26, 2010
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$73.0	$86.5
Taxes payable	27.7	23.0
Restructuring and impairments	12.0	11.0
Other	19.4	18.7

	$132.1	$139.2

	Six Months Ended
	June 26, 2011	June 27, 2010
	(in millions)
Other expense, net
Interest expense	$3.4	$6.0
Interest income	(1.3)	(1.4)
Other (income) expense, net	2.3	0.4

Other expense, net	$4.4	$5.0

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

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions, except per share data)
Basic:
Net income	$44.9	$43.8	$88.4	$66.4

Weighted average shares outstanding	127.9	125.2	127.0	125.0

Net income per share	$0.35	$0.35	$0.70	$0.53

Diluted:
Net income	$44.9	$43.8	$88.4	$66.4

Basic weighted average shares outstanding	127.9	125.2	127.0	125.0
Assumed exercise of common stock equivalents	3.8	2.9	4.3	3.3

Diluted weighted average common and common equivalent shares	131.7	128.1	131.3	128.3

Net income per share	$0.34	$0.34	$0.67	$0.52

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	4.3	11.0	4.6	12.0

Note 4 – Supplemental Cash Flow Information

	Six Months Ended
	June 26, 2011	June 27, 2010
	(In millions)
Cash paid for:
Income taxes, net	$15.1	$7.7

Interest	$2.5	$4.9

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 26, 2011.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$3.4	—	$3.4	—
Liabilities	(1.1)	—	(1.1)	—

	$2.3	$—	$2.3	$—

Securities
Marketable securities	$2.5	$2.5	—	—
Auction rate securities	29.3	—	—	29.3

	$31.8	$2.5	$—	$29.3

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the six months ended June 26, 2011.

Auction Rate Securities
(In millions)
Balance at beginning of period	$28.0
Total realized and unrealized gains or (losses)
Included in net income	—
Included in OCI	1.1
Accretion of impairments included in net income	0.2
Sales	—
Purchases, issuances and settlements	—

Balance at end of period	$29.3

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under the Financial Instrument Topic of the FASB ASC. The fair value of the term loan was determined utilizing current trading prices obtained from indicative market data. The carrying amount of the new revolving facility is considered approximate fair value as the company entered into the new revolving facility during the second quarter of 2011. See Note 12 for more information on the new credit facility.

	June 26, 2011		December 26, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Revolving Credit Facility	$300.0	$300.0
Term Loan			$320.7	$316.7

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the three and six months ended June 26, 2011 and June 27, 2010. No cash flow hedges were derecognized or discontinued during the three and six months ended June 26, 2011 and June 27, 2010.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $2.3 million of net unrealized derivative gains included in AOCI will be reclassified into earnings within the next twelve months.

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

The tables below show the notional principal and the location and amounts of the derivative fair values in the consolidated balance sheet as of June 26, 2011 and December 26, 2010 as well as the location of derivative gains and losses in the statement of operations for the six months ended June 26, 2011 and June 27, 2010. Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the end of the period and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 26, 2011 and December 26, 2010. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	As of June 26, 2011				As of December 26, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges
Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$—	$—	$—	Current assets	$41.9	$0.8	$0.8
Derivatives for forecasted revenues	Current liabilities	56.8	(1.1)	(1.1)	Current liabilities	$12.0	$(0.2)	(0.2)
Derivatives for forecasted expenses	Current assets	92.9	3.4	3.4	Current assets	110.3	1.8	1.8
Derivatives for forecasted expenses	Current liabilities	10.2	(0.0)	(0.0)	Current liabilities	—	—	—

Total foreign exchange contract derivatives		$159.9	$2.3	$2.3		$164.2	$2.4	$2.4

	For the Six Months Ended June 26, 2011			For the Six Months Ended June 27, 2010
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
Derivatives in Cash Flow Hedges
Foreign Currency contracts	Revenue	$(2.4)	$(2.4)	Revenue	$0.7	$0.7
Foreign Currency contracts	Expenses	2.8	2.8	Expenses	2.0	2.0
Interest Rate contract	Interest Expense	—	—	Interest Expense	(1.8)	(1.8)

		$0.4	$0.4		$0.9	$0.9

Gain (Loss) Recognized in OCI for Derivative Instruments (1)
Six Months Ended June 26, 2011
Foreign exchange contracts	$—

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of June 26, 2011			As of December 26, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)			(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Current assets	$—	$—	Current assets	$—	$—
Foreign Exchange Contracts	Current liabilities	25.6	(0.0)	Current liabilities	20.7	(0.0)

Total derivatives, net		$25.6	$(0.0)		$20.7	$(0.0)

	For the Six Months Ended June 26, 2011		For the Six Months Ended June 27, 2010
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$(0.2)	Revenue	$0.1
Foreign Exchange Contracts	Expenses	0.8	Expenses	0.4

Net gain (loss) recognized in income		$0.6		$0.5

Note 7 – Securities

The company invests excess cash in marketable securities consisting primarily of money markets, commercial paper, corporate notes and bonds, and U.S. government securities. While the company still holds auction rate securities, the company no longer actively invests in them.

All of the company’s securities are classified as available-for-sale. In accordance with the Investments – Debt and Equity Securities Topic of the FASB ASC, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of AOCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no material realized gains or losses on sales of securities in the first six months of 2011 or 2010.

Securities are summarized as of June 26, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2

Total marketable securities	$0.2	$—	$—	$0.2

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.7	$0.3		$2.0
Corporate debt securities	0.3			0.3
Auction rate securities	35.6		(6.3)	29.3

Total securities	$37.6	$0.3	$(6.3)	$31.6

In aggregate, the auction rate securities have been in an unrealized loss position for a year. The continued unrealized loss is attributable to the ongoing volatility in the global equities markets and uncertainty in the credit markets primarily from European debt situation and other global economic uncertainty. However, the company does not intend to sell or believe it is more likely than not that the company would be required to sell the securities before a recovery of the amortized cost basis of the investment. In addition, as a result of the continued performance of the issue and its’ insurance guarantee, the company considers this decrease in fair value to be temporary in nature.

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

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of June 26, 2011.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.2	$0.2
Due after one year through three years	0.4	0.4
Due after three years through ten years	1.2	1.4
Due after ten years	$36.0	$29.8

	$37.8	$31.8

As of June 26, 2011, auction rate securities with a market value of $29.3 million are included in the table above in contractual maturities due after ten years. The company’s auction rate securities are composed of approximately $17.1 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $12.2 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to accrue and receive interest on these securities based on a contractual rate.

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

The following table presents a roll forward of the amount related to credit losses recognized in earnings during the six months ended June 26, 2011.

Credit Losses Recognized in Earnings
(In millions)
Balance at beginning of period	$14.5
Accretion of impairments included in net income	(0.2)

Balance at end of period	$14.3

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

The following table presents selected operating segment financial information for the three and six months ended June 26, 2011 and June 27, 2010.

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
		(In millions)
Revenue and operating income:
MCCC
Total revenue	$166.1	$168.8	$328.1	$324.9
Operating income	32.7	41.2	68.6	73.2

PCIA
Total revenue	224.4	190.6	434.3	369.7
Operating income	66.0	51.7	124.6	94.8

SDT
Total revenue	42.7	50.2	83.8	93.0
Operating income	8.8	10.3	17.7	18.1

Corporate
Restructuring and impairments expense	(2.9)	0.0	(5.4)	(2.4)
Stock-based compensation expense	(8.0)	(5.9)	(13.0)	(11.7)
Selling, general and administrative expense	(41.4)	(43.1)	(85.0)	(83.2)
Other (1)	(0.3)	(1.6)	(0.7)	(3.3)

Total consolidated
Total revenue	433.2	409.6	846.2	787.6
Operating income	54.9	52.6	106.8	85.5
Other expense, net	3.3	2.6	4.4	5.0

Income before income taxes	$51.6	$50.0	$102.4	$80.5

(1)	Other primarily consists of accelerated depreciation related to the planned closure of the Mountaintop facility.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of June 26, 2011		As of December 26, 2010
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2 - 15 years	$250.7	$(207.1)	$238.9	$(199.0)
Customer base	8 - 10 years	81.6	(67.2)	81.6	(65.9)
Core technology	10 years	15.7	(2.1)	13.1	(1.6)
In Process R&D	indefinite lived	2.8	—	1.8	—
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(1.0)	1.0	(0.9)
Process technology	5 years	1.6	(1.4)	1.6	(1.2)
Patents	4 years	5.9	(5.7)	5.9	(5.6)
Trademarks and tradenames	1 year	25.2	(25.2)	25.2	(25.2)

Subtotal		414.9	(340.1)	399.5	(329.8)
Goodwill		169.4	—	164.8	—

Total		$584.3	$(340.1)	$564.4	$(329.8)

As a result of the TranSiC acquisition in the first quarter of 2011, the company added $15.4 million of intangible assets, $2.6 million to Core Technology, $1.0 million to In Process R&D, and $11.8 million to Developed Technology. See Footnote 13 for further details on the TranSiC acquisition.

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 26, 2010
Goodwill	$164.8	$148.8	$54.5	$368.1
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$164.8	$—	$—	$164.8

TranSiC acquisition	$—	$4.3	$—	$4.3
Other tax acquisition adjustment	0.3	—	—	0.3
Balance as of June 26, 2011
Goodwill	$165.1	$153.1	$54.5	$372.7
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$165.1	$4.3	$—	$169.4

During the first quarter of 2011, goodwill of $4.3 million was recorded as a result of the company’s acquisition of TranSiC. See Footnote 13 for further details. In addition, a tax adjustment was recorded for $0.3 million.

The following table presents the estimated amortization expense for intangible assets for the remainder of 2011 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remaining Fiscal 2011	9.4
Fiscal 2012	18.0
Fiscal 2013	15.5
Fiscal 2014	7.6
Fiscal 2015	5.2
Fiscal 2016	5.5

Note 10 – Restructuring and Impairments

During the three and six months ended June 26, 2011, the company recorded restructuring and impairment charges, net of releases, of $2.9 million and $5.4 million, respectively. The detail of these charges is presented in the summary table below.

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

The 2011 Infrastructure Realignment Program includes costs for organizational changes in the company’s supply chain management group, the website technology group, and both the PCIA and MCCC groups. The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing the company’s accounting functions. The 2009 Infrastructure Realignment Program includes costs associated with the planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the quarterly periods ended March 27, 2011 and June 26, 2011 (in millions).

	Accrual Balance at 12/26/2010	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/27/2011
2008 Infrastructure Realignment Program:
Lease Impairment Costs	0.7	—	(0.2)	—	—	0.5
2009 Infrastructure Realignment Program:
Employee Separation Costs	8.1	0.6	(0.3)	—	—	8.4
Fab Closure Costs	—	0.2	(0.2)	—	—	—
2010 Infrastructure Realignment Program:	.
Employee Separation Costs	2.2	1.0	(1.5)	—	—	1.7
2011 Infrastructure Realignment Program:
Employee Separation Costs	—	0.7	(0.7)	—	—	—

	$11.0	$2.5	$(2.9)	$—	$—	$10.6

	Accrual Balance at 3/27/2011	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 6/26/2011
2008 Infrastructure Realignment Program:
Lease Impairment Costs	0.5	—	(0.2)	—	—	0.3
2009 Infrastructure Realignment Program:
Employee Separation Costs	8.4	0.5	—	(0.1)	—	8.8
Fab Closure Costs	—	0.3	(0.3)	—	—	—
2010 Infrastructure Realignment Program:
Employee Separation Costs	1.7	0.9	(0.3)	—	—	2.3
2011 Infrastructure Realignment Program:
Employee Separation Costs	—	1.3	(0.7)	—	—	0.6

	$10.6	3.0	(1.5)	(0.1)	0.0	$12.0

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

Both lawsuits have been consolidated and will be heard together in Delaware District Court. The trial is currently scheduled for spring of 2012.

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

Fairchild Semiconductor Corporation v. Cadeka Microcircuits, LLC. Fairchild filed this lawsuit against a competitor for misappropriation of trade secrets, tortuous interference with contract and breach of contract. The competitor filed counterclaims alleging breach of contract, unjust enrichment and other claims. The case is pending in Colorado Larimer County District Court and will likely proceed to trial in late 2011 or early 2012. Fairchild is vigorously prosecuting and defending this case.

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows. Legal costs are expensed as incurred.

The company has analyzed the potential litigation outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. The company estimates the loss contingency by undertaking a process to determine an estimate of the possible loss or range of losses. For cases where the company believes it is probable that a loss has occurred, the company believes the range of possible losses is approximately $13.0 to $30.0 million. Based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and/or resolving these claims, the company has recorded reserves for potential litigation outcomes of $14.7 million as of June 26, 2011. For cases where the company believes it is reasonably possible that a loss has occurred, the company believes the range of possible losses is approximately zero to $5.0 million. The company has recorded no reserves for potential litigation outcomes for reasonably possible losses.

Note 12 – Long-Term Debt

Long-term debt consists of the following at:

	June 26, 2011	December 26, 2010
	(In millions)
Revolving Credit Facility borrowings	$300.0	$—
Term Loan	$—	$320.7
Other	$0.1	$—

Total debt	300.1	320.7
Current portion of long-term debt	—	(3.8)

Long-term debt, less current portion	$300.1	$316.9

On May 20, 2011, the company entered into a new senior secured revolving credit facility (Credit Facility.) Proceeds from the Credit Facility and an additional $18.8 million in cash were used to extinguish all outstanding obligations under the previous credit facility, which consisted of a term loan and an undrawn revolving credit facility which were scheduled to mature in June of 2013 and June of 2012, respectively. The Credit Facility consists of a $400.0 million revolving loan agreement, of which $300.0 million was drawn as of June 26, 2011. In addition, the new Credit Facility includes an incremental revolving commitment that enables the company to increase the size of the facility in an aggregate amount not to exceed $150 million. The maturity date of the Credit Facility is May 20, 2016. The company incurred cash charges of $5.2 million related to this financing, all of which was deferred and will be amortized over the term of the debt. Additionally, the company wrote off $2.1 million of the remaining deferred financing fees related to the prior facility.

Under the Credit Facility, borrowing may be in the form of either Eurocurrency Loans or Alternate Base Rate (ABR) loans. Eurocurrency Loans accrue interest at the London Interbank Offered Rate (LIBOR) plus 1.75%. The ABR is the highest of JP Morgan Chase Bank prime rate, the federal funds effective rate plus  1/2 of 1 percent, or adjusted LIBOR, as defined by the credit agreement, plus 1%. ABR loans accrue interest at the ABR rate plus 0.75%. The company also pays a commitment fee of 0.35% per annum on the unutilized commitments. There are also outstanding letters of credit under the Credit Facility totaling $1.3 million. These outstanding letters of credit reduce the amount available under the Credit Facility to $98.7 million. Borrowings under the Credit Facility are secured by a pledge of common stock of the company’s first tier domestic subsidiaries and 65% of the stock of the company’s first tier foreign subsidiaries. The payment of principal and interest on the Credit Facility is fully and unconditionally guaranteed by Fairchild Semiconductor International, Inc. and each of its domestic subsidiaries.

The Credit Facility includes restrictive covenants that place limitations on the company’s ability to consolidate, merge, or enter into acquisitions, create liens or pay dividends, or make similar restricted payments, sell assets, invest in capital expenditures, and incur indebtedness. It also places limitations on the company’s ability to modify its certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the Credit Facility also require the company’s financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 3.25 to 1.0. It defines the interest coverage ratio as the ratio of cumulative four quarter trailing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated cash interest expense and defines the maximum leverage ratio as the ratio of total consolidated debt to the cumulative four quarter trailing consolidated EBITDA. Consolidated EBITDA, as defined by the credit agreement excludes restructuring, non-cash equity compensation and other certain adjustments. At June 26, 2011, the company was in compliance with these covenants.

Note 13 – Acquisitions and Divestitures

On March 15, 2011, the company completed the acquisition of TranSiC, a silicon carbide power transistor company for $17.4 million. The acquisition provides the company with bipolar silicon carbide technology with demonstrated efficiencies and strong performance advantages over MOSFET and JFET technology. As part of the acquisition, the company also acquired a team of experienced silicon carbide engineers and scientists, and multiple patents in silicon carbide technology. Products using this technology will be sold as discrete solutions and as part of our smart power modules. No pro forma results of operations are presented because the disclosures are not material.

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

Overview

We entered 2011 as a different company than we were just a few years ago. Over the last 5 years we have sharpened our product and end market focus which has enabled us to deepen our application knowledge and provide innovative solutions to our customers. As we invested in new technologies, we reduced our exposure to less differentiated, more mature products. In addition to improvements in our technology and product focus, we have redesigned our supply chain and operations processes to support strong growth. In 2011, our major focus is to drive sales higher while continuing our gross margin progression as we take advantage of the strong industrial, automotive and appliance demand for high voltage products and to increase market share for our mobile analog and latest MOSFET solutions.

We strive to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. We continue to manage our production output to maintain channel inventories within a target range of 7.5 to 8.5 weeks. At the end of the second quarter internal inventories were at $ 253.4 million, an increase of $20.7 million over the end of 2010; however days of internal inventory remained fairly flat.

The Mobile, Computing, Consumer and Communication (MCCC) group’s main focus is to supply the mobile, computing, consumer and communication end market segments with innovative power and signal path solutions including our low voltage metal oxide semiconductor field effect transistors (MOSFETs), Power Management integrated circuits (IC’s,) Mixed Signal Analog and Logic products. We seek to deliver exceptional product performance by optimizing silicon processes and application specific design to satisfy specific requirements for our customers. This enables us to deliver solutions with greater energy efficiency and smaller footprint than is commonly available. We expect a steady acceleration of new product sales especially for solutions addressing the handset and ultraportable market.

The Power Conversion, Industrial, and Automotive (PCIA) group’s focus is to capitalize on the growing demand for greater energy efficiency in power supplies, consumer electronics, battery chargers, electric motors, industrial electronics and automobiles. We are a leader in power factor correction, low standby power consumption designs, innovative switching techniques and power module technology that enable greater efficiency and better performance. Improving the efficiency of our customers’ products is vital to meeting new energy efficiency regulations. Effectively managing the power conversion and initial voltage regulation in power supplies is one of the greatest opportunities we have to improve overall system efficiency. We believe the growing global focus on energy efficiency will continue to drive growth in this product line.

Standard Discrete and Standard Linear (SDT) products are core building block components for many electronic applications. This segment is moving to a more simplified and focused operating model to make the selling and support of these products easier and more profitable. The right operational structure and part portfolio should enable our standard products group to continue to generate solid cash flow with minimal investment.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Six Months Ended
	June 26, 2011		June 27, 2010		June 26, 2011		June 27, 2010
	(Dollars in millions)
Total revenue	$433.2	100.0%	$409.6	100.0%	$846.2	100.0%	$787.6	100.0%
Gross margin	160.7	37.1%	143.3	35.0%	312.7	37.0%	264.9	33.6%
Operating expenses:
Research and development	39.9	9.2%	29.1	7.1%	76.8	9.1%	57.5	7.3%
Selling, general and administrative	58.3	13.5%	56.0	13.7%	113.4	13.4%	108.3	13.8%
Amortization of acquisition-related intangibles	4.7	1.1%	5.6	1.4%	10.3	1.2%	11.2	1.4%
Restructuring and impairments	2.9	0.7%	—		5.4	0.6%	2.4	0.3%

Total operating expenses	105.8	24.4%	90.7	22.1%	205.9	24.3%	179.4	22.8%
Operating income	54.9	12.7%	52.6	12.8%	106.8	12.6%	85.5	10.9%
Other expense, net	3.3	0.8%	2.6	0.6%	4.4	0.5%	5.0	0.6%

Income before income taxes	51.6	11.9%	50.0	12.2%	102.4	12.1%	80.5	10.2%
Provision for income taxes	6.7	1.5%	6.2	1.5%	14.0	1.7%	14.1	1.8%

Net income	$44.9	10.4%	$43.8	10.7%	$88.4	10.4%	$66.4	8.4%

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

	Three Months Ended				Six Months Ended
	June 26, 2011		June 27, 2010		June 26, 2011		June 27, 2010
	(Dollars in millions )
Non GAAP measures
Adjusted net income	$54.6		$51.3		$105.9		$83.1
Adjusted gross margin	161.0	37.2%	144.2	35.2%	313.2	37.0%	267.0	33.9%
Free cash flow	39.3		54.5		61.7		90.2
Reconciliation of Net Income to Adjusted Net Income
Net income	44.9		43.8		88.4		66.4
Adjustments to reconcile net income to adjusted net income:
Restructuring and impairments	2.9		—		5.4		2.4
Gain on sale of equity investment			—				—
Net impairment/gain on equity investments			—				—
Gain associated with debt buyback			—				—
Accelerated depreciation on assets related to fab closure	0.3		0.9		0.5		2.2
Goodwill impairment charge
Write off of deferred financing fees	2.1				2.1
Impairment of investments
Charge for litigation
Inventory release associated with fab closure	—		—				(0.1)
Amortization of acquisition-related intangibles	4.7		5.6		10.3		11.2
Associated net tax effects of the above and other acquisition-related intangibles	(0.3)		1.0		(0.8)		1.0

Adjusted net income	$54.6		$51.3		$105.9		$83.1

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	160.7		143.3		312.7		264.9
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	0.3		0.9		0.5		2.2
Inventory release associated with fab closure	—		—		—		(0.1)

Adjusted gross margin	$161.0		$144.2		$313.2		$267.0

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$93.1		$87.6		$149.8		$141.1
Capital expenditures	(53.8)		(33.1)		(88.1)		(50.9)

Free cash flow	$39.3		$54.5		$61.7		$90.2

Total Revenue. Total revenue in the second quarter and first six months of 2011 increased by $23.6 million and $58.6 million or approximately 6% and 7%, respectively, on fewer overall unit sales when compared to the same periods in 2010. The increase in average selling prices was driven by an improvement in product mix.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three months ended June 26, 2011. The increase in other Asia/Pacific revenue was driven by increased demand in our Japan sales region after the earthquake and tsunami.

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
U.S.	11%	12%	11%	11%
Other Americas	2	3	2	3
Europe	14	13	14	13
China	34	33	34	33
Taiwan	14	15	14	16
Korea	11	13	11	13
Other Asia/Pacific	14	11	14	11

Total	100%	100%	100%	100%

Gross Margin. In the second quarter and first six months of 2011 gross margin dollars increased by $17.4 million and $47.8 million and gross margin percent improved from 35.0% to 37.1 % and 33.6% to 37.0%, respectively, as compared to the same periods in 2010. The increase in gross margin is due to increased revenue from higher average selling prices and improvements in product mix as we continue to divest our product portfolio of lower margin products. This was partially offset by an increase in currency, commodity prices, and labor costs in 2011.

Adjusted Gross Margin. In the second quarter and first six months of 2011 adjusted gross margin dollars increased by $16.8 million and $46.2 million and adjusted gross margin percent improved from 35.2% to 37.2% and 33.9% to 37.0%, respectively, as compared to the same periods in 2010 for the reasons listed above. Adjusted gross margin does not include the accelerated depreciation due to the planned closure of the Mountaintop facility. See reconciliation of gross margin to adjusted gross margin above.

Operating Expenses. Research and development (R&D) expenses increased during the second quarter and first six months of 2011 as compared to the same periods in 2010 as a result of increased investment in R&D programs and resources, including costs associated with the design center in Irvine, California that was purchased in the third quarter of 2010, the acquisition of a MEMs business in December 2010, and the Transic acquisition in the first quarter of 2011. These increases were offset slightly by decreases in variable compensation expenses. Selling expenses increased but were down as a percentage of revenue from 8% in 2010 to 7% in 2011. The increase in selling expense was driven by increased spending on payroll, travel, and advertising which was offset in part by a reduction in variable compensation. General and administrative (G&A) expenses were up slightly but were flat as a percentage of revenue. The increase was driven primarily by increases in equity compensation which were partially offset by decreases in variable compensation.

Restructuring and Impairment. During the three and six months ended June 26, 2011, the company recorded restructuring and impairment charges, net of releases, of $2.9 million and $5.4 million, respectively. The second quarter charges include $0.5 million of employee separation costs, $0.3 million of fab closure costs, and $0.1 million of reserve releases associated with the 2009 Infrastructure Realignment Program as well as $0.9 million in employee separation costs associated with the 2010 Infrastructure Realignment Program and $1.3 million in employee separation costs associated with the 2011 Infrastructure Realignment Program. First quarter charges include $0.6 million of employee separation costs and $0.2 million of fab closure costs associated with the 2009 Infrastructure Realignment Program as well as $1.0 million in employee separation costs associated with the 2010 Infrastructure Realignment Program and $0.7 million in employee separations costs associated with the 2011 Infrastructure Realignment Program.

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

The 2011 Infrastructure Realignment Program includes costs for organizational changes in our supply chain management group, changes to our website technology organization, as well as costs for some organization changes in the PCIA segment. The 2010 Infrastructure Realignment Program includes costs to simplify and realign some of the activities within the MCCC and PCIA segments, costs for the continued refinement of our manufacturing strategy and costs to centralize several of our accounting functions.

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

Other Expense, net.

The following table presents a summary of other expense, net for the three months ended June 26, 2011 and March 28, 2010.

	Three Months Ended		Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In millions)
Other expense, net
Interest expense	$1.7	$3.0	$3.4	$6.0
Interest income	(0.6)	(0.7)	(1.3)	(1.4)
Other (income) expense, net	2.2	0.3	2.3	0.4

Other expense, net	$3.3	$2.6	$4.4	$5.0

Interest expense. Interest expense in the second quarter and first six months of 2011 decreased $1.3 million and $2.6, respectively, when compared to the same periods in 2010, primarily due to lower debt balances.

Interest income. Interest income in the second quarter and first six months of 2011 remained fairly flat when compared to the same periods in 2010.

Other (income) expense, net. Other expense in the second quarter and first six months of 2011 increased $1.9 million. The increase was caused by the $2.1 million write off of deferred financing fees associated with the pay down of our term loan in the second quarter of 2011.

Income Taxes. Income tax provision in the second quarter and first six months of 2011 was $6.7 million and $14.0 million on income before taxes of $51.6 million and $102.4 million, respectively, as compared to income tax provisions of $6.2 million and $14.1 million on income before taxes of $50.0 million and $80.5 million, respectively, for the same periods of 2010. The effective tax rate for the second quarter and first six months of 2011 was 13.0% and 13.7% compared to 12.4% and 17.5%, respectively, for the comparable periods of 2010. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates. In the first six months of 2011, the valuation allowance on our deferred tax assets decreased by $9.0 million. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of June 26, 2011, we have recorded a deferred tax liability of $1.4 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow. Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow decreased approximately $28.5 million in the first six months of 2011 when compared to the same period in 2010. The decrease was mainly due to an increase in capital expenditures and a decrease in accrued liabilities related to variable compensation payments in the first quarter of 2011. Capital expenditures were $37.2 million higher in the first six months of 2011. This increase was partially offset by increased net income and favorable changes in our working capital accounts. See free cash flow reconciliation in the results of operations section above.

Reportable Segments.

The following tables present comparative disclosures of revenue and gross margin of our reportable segments.

	Three Months Ended
	June 26, 2011				June 27, 2010
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$166.1	38.3%	37.2%	$32.7	$168.8	41.2%	38.4%	$41.2
PCIA	224.4	51.8%	39.7%	66.0	190.6	46.5%	36.6%	51.7
SDT	42.7	9.9%	26.4%	8.8	50.2	12.3%	23.8%	10.3
Corporate (1)	—	—	—	(52.6)	—	—	—	(50.6)

Total	$433.2	100.0%	37.1%	$54.9	$409.6	100.0%	35.0%	$52.6

	Six Months Ended
	June 26, 2011				June 27, 2010
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$328.1	38.8%	38.3%	$68.6	$324.9	41.3%	37.0%	$73.2
PCIA	434.3	51.3%	38.6%	124.6	369.7	46.9%	35.3%	94.8
SDT	83.8	9.9%	26.1%	17.7	93.0	11.8%	23.0%	18.1
Corporate (1)	—	—		(104.1)	—	—	—	(100.6)

Total	$846.2	100.0%	37.0%	$106.8	$787.6	100.0%	33.6%	$85.5

(1)	The three and six months ended June 26, 2011 includes $8.0 million and $13.0 million of stock-based compensation expense, $2.9 million and $5.4 million of restructuring and impairments expense, $0.3 million and $0.7 million of other costs which primarily consist of accelerated depreciation related to the closure of the Mountaintop facility, and $41.4 million and $85.0 million of SG&A expenses, respectively. The three and six months ended June 27, 2010 includes $5.9 million and $11.7 million of stock-based compensation expense, $0.0 million and $2.4 million of restructuring and impairments expense, $1.6 million and $3.3 million of other costs which primarily consist of accelerated depreciation related to the closure of the Mountaintop facility, and $43.1 million and $83.2 million of SG&A expenses, respectively.

MCCC revenue decreased $2.7 million or approximately 2% in the second quarter of 2011 when compared to the same period in 2010. Revenue increased $3.2 or approximately 1% in the first six months of 2011, compared to the first six months of 2010. The revenue decrease in the second quarter was driven by a decrease in the number of units sold, which was partially offset by higher average selling prices. The revenue increase in the first six months was driven by higher average selling prices which offset the 8% decrease in the number of units sold over 2010. The improvement in average selling prices was driven by improved product mix in the Mobile Solutions group within MCCC, primarily in logic and switch products. This pricing improvement was driven by application specific solutions for mobile customers and the demand for USB and multimedia switch solutions. Gross margin dollars decreased $3.2 million in the second quarter of 2011 compared to the same period in 2010 driven by the decrease in revenue. Gross margin dollars increased $5.7 million in the first six months of 2011 when compared to the same period in 2010 attributable to increased revenue and the introduction of new products at higher gross margins.

MCCC had operating income of $32.7 million and $68.6 million for the second quarter and six months of 2011, respectively, as compared to $41.2 million and $73.2 million in the same period of 2010. Operating income decreased as a result of decreased gross margin in the second quarter and increased R&D expenses in both the second quarter and first six months of 2011. The increase in R&D resulted from an increased investment in R&D programs focused primarily on MPS, signal conditioning and switch products as well as additional spending as a result of the MEMS company we acquired during the fourth quarter of 2010 and the design center we purchased in the third quarter of 2010.

PCIA revenue increased $33.8 million and $64.6 million or approximately 18% and 17% in the second quarter and first six months of 2011, respectively, as compared to the same periods in 2010. Revenue was higher in the auto, high voltage and optoelectronics product lines due to higher average selling prices driven by sales of our smart power modules, high voltage MOSFETS and IGBT’s as well as strong demand for our electronic power steering modules, and ignition IGBT products. Increased unit sales in the auto and optoelectronics groups were offset by a reduction in unit sales in the high voltage group. This increased revenue in auto, high voltage and opto was partially offset by a slight decrease in power conversion revenues driven by the weakness in the display market. Gross margin increased $19.5 million and $17.8 million in second quarter and first six months of 2011, as compared to the same periods in 2010. Increased gross margin was driven by higher revenue, improved product mix, and a customs duty settlement offset by an unfavorable impact from a strengthening of the Korean Won and the Taiwan Dollar.

PCIA had operating income of $66.0 million and $124.6 million for the second quarter and six months of 2011, respectively, as compared to $51.7 million and $94.8 million in the same period of 2010. Increased operating income was mainly attributed to higher gross margin as mentioned above. The increase was partially offset by higher R&D and SG&A expenses as a result of increased investment in R&D programs, the acquisition of Transic in the first quarter of 2011, as well as increased headcount, travel, and an unfavorable impact from a strengthening of the Korean Won and Taiwan Dollar.

SDT revenue decreased $7.5 million and $9.2 million or approximately 15% and 10% in the second quarter and first six months of 2011, respectively, as compared to the same periods in 2010. An increase in average selling prices was offset by a decrease in the numbers of units sold as we strategically target a richer portfolio of products with higher selling prices. Gross margin dollars were lower by $1.3 million and $0.1 million in second quarter and first six months of 2011, as compared to the same periods in 2010. However, gross margin percent increased from 23.8% to 26.4% and 23.0% to 26.1%, respectively, for the second quarter and first six months of 2011 compared to 2010. Increased gross margin percent was driven by strategic mix management as lower margin products continue to be mixed out in order to support top tier customers and best utilize available manufacturing capacities.

SDT had operating income of $8.8 million and $17.7 million for the second quarter and six months of 2011, respectively, as compared to $10.3 million and $18.1 million in the same period of 2010. The decrease in operating income was due to lower gross margin dollars. Operating expenses were up slightly in the second quarter and the first six months of 2011 resulting from higher selling expenses.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and revolving credit facility. As of June 26, 2011, $171.4 million of our $435.7 million cash and cash equivalents balance is located in the United States. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

We entered into a new senior secured revolving credit facility (Credit Facility) in May of 2011. The Credit Facility consists of a $400.0 million revolving loan agreement of which $300 million was drawn as of June 26, 2011. After adjusting for outstanding letters of credit, we had $98.7 million available under the Credit Facility. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. We had additional outstanding letters of credit of $2.4 million that do not fall under the senior credit facility. We also had $3.2 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

The Credit Facility includes restrictive covenants that place limitations on our ability to consolidate, merge, or enter into acquisitions, create liens or pay dividends, or make similar restricted payments, sell assets, invest in capital expenditures, and incur indebtedness. It also places limitations on our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the Credit Facility also require our financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 3.25 to 1.0. It defines the interest coverage ratio as the ratio of the cumulative four quarter trailing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated cash interest expense and defines the maximum leverage ratio as the ratio of total consolidated debt to the cumulative four quarter trailing consolidated EBITDA. Consolidated EBITDA, as defined by the credit agreement excludes restructuring, non-cash equity compensation and other certain adjustments.

At June 26, 2011, we were in compliance with these covenants and we expect to remain in compliance with the covenants. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our senior credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first six months 2011, our capital expenditures totaled $88.1 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first six months of 2011, our cash provided by operating activities was $149.8 million compared to $141.1 million in the same period of 2010. The following table presents a summary of net cash provided by operating activities during the first six months of 2011 and 2010.

	Six Months Ended
	June 26, 2011	June 27, 2010
Net income (loss)	$88.4	$66.4
Depreciation and amortization	75.6	79.7
Non-cash stock-based compensation	13.0	11.2
Deferred income taxes, net	(5.6)	2.9
Other, net	2.9	0.6
Change in other working capital accounts	(24.5)	(19.7)

Net cash provided by operating activities	149.8	141.1

Cash provided by operating activities increased $8.7 million during the first six months of 2011 as compared to the same period of 2010 as the $22.0 million increase in net income was offset by unfavorable changes in our working capital and deferred income tax accounts.

Cash used in investing activities during the first six months of 2011 totaled $105.9 million compared to $51.4 million for the same period of 2010. The increase in the use of cash is the result of higher capital expenditures as well as the $16.5 million cost for our TranSiC acquisition, net of cash acquired, in the first quarter of 2011. Our capital expenditures during the first six months of 2011 were $88.1 million compared to $50.9 million in the same period in 2010.

Cash used in financing activities totaled $12.8 million in the first six months of 2011 compared to $45.8 million in the same period of 2010. In 2011, we received $35.2 million in proceeds from the exercise of stock options which partially offset our debt payments and purchases of treasury stock. There were minimal proceeds from stock options in 2010.

As of June 26, 2011 and December 26, 2010, we have not recorded any net unrecognized tax benefits.

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

Recently Issued Financial Accounting Standards

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Comprehensive Income: Presentation of Comprehensive Income. This standard increases the prominence of other comprehensive income in the financial statements. Under the standard, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive statements. The standard eliminates the option to present other comprehensive income in the statement of changes in equity. This statement is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU 2011-05 will not impact our consolidated financial statements as we already present a separate statement of comprehensive income following the income statement.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS. This update was issued concurrently with IFRS 13, Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standard does not extend the use of fair value but provides guidance about how fair value should be applied where it is already required or permitted under IFRS or US GAAP. This statement is effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial position and results of operations and statements of cash flows.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29 (ASU 2010-29), Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update address the diversity in the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. This statement is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 did not have a material effect on our consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of June 26, 2011, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second three months of 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Both lawsuits have been consolidated and will be heard together in Delaware District Court. The trial is currently scheduled for spring of 2012.

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

Fairchild Semiconductor Corporation v. Cadeka Microcircuits, LLC. We filed this lawsuit against a competitor for misappropriation of trade secrets, tortuous interference with contract and breach of contract. The competitor filed counterclaims alleging breach of contract, unjust enrichment and other claims. The case is pending in Colorado Larimer County District Court and will likely proceed to trial in late 2011 or early 2012. We are vigorously prosecuting and defending this case.

Other Legal Claims. From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

We have analyzed the potential litigation outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. We estimate the loss contingency by undertaking a process to determine an estimate of the possible loss or range of losses. For cases where we believe it is probable that a loss has occurred, we believe the range of possible losses is approximately $13.0 to $30.0 million. Based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and/or resolving these claims, the company has recorded reserves for potential litigation outcomes of $14.7 million as of June 26, 2011. For cases where we believe it is reasonably possible that a loss has occurred, we believe the range of possible losses is approximately zero to $5.0 million. We have recorded no reserves for potential litigation outcomes for reasonably possible losses.

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

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is occasionally subject to double booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacture of products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower than expected demand. While we anticipate increasing demand in many of our markets, lower demand than anticipated may impact our customers’ target inventory levels. During 2010 we successfully lowered channel inventory and we continue to carefully manage our inventory in 2011; however our current business forecasting is still qualified by the risk that our backlog may deteriorate as a result of customer cancellations.

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

Distributors accounted for 68% of our net sales for the quarter ended June 26, 2011. Our top five distributors worldwide accounted for 21% of our net sales for the quarter ended June 26, 2011. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Like most technology companies, we have a history of using employee stock based incentive programs to recruit and retain our workforce in a competitive employment marketplace. Our success will depend in part upon the continued use of stock options, restricted stock units, deferred stock units and performance-based equity awards as a compensation tool. Our current practice is to seek stockholder approval for increases in the number of shares available for grant under the Fairchild Semiconductor 2007 Stock Plan as well as other amendments that may be adopted from time to time which require stockholder approval. If these proposals do not receive stockholder approval, we may not be able to grant stock options and other equity awards to employees at the same levels as in the past, which could adversely affect our ability to attract, retain and motivate qualified personnel, and we may need to increase cash compensation in order to attract, retain and motivate employees, which could adversely affect our results of operations. Additionally, since 2009 we have relied almost exclusively on grants of restricted stock units, deferred stock units and performance based equity awards in place of stock options. We expect to continue that practice in 2011. While we believe that our compensation policies are competitive with our peers, we cannot provide any assurance that we have not, and will not continue in the future to lose opportunities to recruit and retain key employees as a result of these changes.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 74% of our revenues in the first six months 2011 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 11% of our revenue for the quarter ended June 26, 2011.

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

At June 26, 2011 we had total debt of $300.1 million and the ratio of this debt to equity was approximately 0.2 to 1. As of June 26, 2011, our senior credit facility includes $400 million in a revolving line of credit. Adjusted for outstanding letters of credit, we had up to $98.7 million available under the revolving loan portion of the senior credit facility. In addition, there is a $150 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of June 26, 2011, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We have investments in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

As of June 26, 2011, we owned auction rate securities with a par value of $49.5 million and market value of $29.3 million. We originally purchased these securities believing them to be safe, short-term and highly liquid investments. However, as a result of the systemic failure of the auction rate securities market, these securities are no longer liquid. While we continue to accrue and receive interest on these securities at the contractual rate, there can be no assurance that there will ever be an active market for our auction rate securities. Uncertainties in the credit and capital markets could lead to further downgrades of our auction rate securities and additional impairments. Additionally, auction failures have limited our ability to fully recover the par value of our investment in the short term and even if we hold the securities to maturity, the long-term value of the auction rate securities may potentially be impacted by issuer defaults. We do not anticipate that the lack of liquidity or future downgrades and impairments will materially impact our ability to fund out working capital needs, capital expenditures or other business requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the company of its own common stock during the second quarter of 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2011 - April 24, 2011	96,485	$18.00	—	—
April 25, 2011 - May 22, 2011	—	—	—	—
May 23, 2011 - June 26, 2011	627,383	17.54	—	—

Total	723,868	17.60	—	—

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees. Although these withheld shares are not issued or considered common stock repurchases and are not included in the table above, the cash paid for taxes is treated in the same manner as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.

Item 6. Exhibits

Exhibit No.	Description

10.35	Credit Agreement dated as of May 20, 2011, among Fairchild Semiconductor International, Inc. Fairchild Semiconductor Corporation, as borrower, the lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

101.INS [1]	XBRL Instance Document

101.SCH [1]	XBRL Taxonomy Extension Schema Document

101.CAL [1]	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB [1]	XBRL Taxonomy Extension Label Linkbase Document

101.PRE [1]	XBRL Taxonomy Extension Presentation Linkbase Document

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

Fairchild Semiconductor International, Inc.

Date: August 5, 2011	/S/ ROBIN A. SAWYER
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)