Form 10-Q
period 2011-09-25
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2011-11-04
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 25, 2011:

Title of Each Class	Number of Shares
Common Stock	126,423,562

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

	September 25,	December 26,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$433.4	$404.6
Short-term marketable securities	0.2	0.1
Accounts receivable, net of allowances of $ 27.7 and $ 26.9 at September 25, 2011 and December 26, 2010, respectively	148.7	156.4
Inventories	259.6	232.7
Deferred income taxes, net of allowances	19.6	13.2
Other current assets	38.1	36.1

Total current assets	899.6	843.1
Property, plant and equipment, net	746.7	689.3
Deferred income taxes, net of allowances	17.6	15.5
Intangible assets, net	70.1	69.7
Goodwill	169.3	164.8
Long-term securities	31.5	30.3
Other assets	35.2	36.4

Total assets	$1,970.0	$1,849.1

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.8
Accounts payable	140.3	139.0
Accrued expenses and other current liabilities	149.3	139.2

Total current liabilities	289.6	282.0
Long-term debt, less current portion	300.1	316.9
Deferred income taxes	36.3	33.0
Other liabilities	39.2	38.5

Total liabilities	665.2	670.4
Commitments and contingencies (Note 11)
Temporary equity - deferred stock units	2.1	2.4
Stockholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	1,476.5	1,432.4
Accumulated deficit	(63.3)	(187.5)
Accumulated other comprehensive loss	(14.4)	(5.6)
Less treasury stock (at cost)	(97.4)	(64.3)

Total stockholders’ equity	1,302.7	1,176.3

Total liabilities, temporary equity and stockholders’ equity	$1,970.0	$1,849.1

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010

Total revenue	$403.2	$414.4	$1,249.4	$1,202.0
Cost of sales	258.4	263.5	791.9	786.2

Gross margin	144.8	150.9	457.5	415.8

Gross margin %	35.9%	36.4%	36.6%	34.6%

Operating expenses:
Research and development	37.8	30.5	114.6	88.0
Selling, general and administrative	54.4	57.3	167.8	165.6
Amortization of acquisition-related intangibles	4.7	5.5	15.0	16.7
Restructuring and impairments	4.1	1.3	9.5	3.7
Charge for litigation	—	8.0		8.0

Total operating expenses	101.0	102.6	306.9	282.0

Operating income	43.8	48.3	150.6	133.8

Other expense, net	1.4	3.8	5.8	8.8

Income before income taxes	42.4	44.5	144.8	125.0

Provision for income taxes	6.6	8.7	20.6	22.8

Net income	$35.8	$35.8	$124.2	$102.2

Net income per common share:
Basic	$0.28	$0.29	$0.98	$0.82

Diluted	$0.28	$0.28	$0.95	$0.80

Weighted average common shares:
Basic	126.9	124.5	127.0	124.8

Diluted	129.9	127.1	130.8	128.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010
Net income	$35.8	$35.8	$124.2	$102.2
Other comprehensive income, net of tax:
Net change associated with hedging transactions	(8.6)	3.4	(8.2)	5.1
Net amount reclassified to earnings for hedging	(1.1)	(0.3)	(1.5)	(1.2)
Net change associated with fair value of securities	(0.2)	(5.5)	0.9	(4.8)
Net change associated with pension transactions	—	—	—	(2.4)

Comprehensive income	$25.9	$33.4	$115.4	$98.9

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 25,	September 26,
	2011	2010
Cash flows from operating activities:
Net income	$124.2	$102.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113.5	118.9
Non-cash stock-based compensation expense	19.0	15.9
Non-cash interest income	(0.4)	(0.4)
Non-cash financing expense	0.8	1.1
Non-cash write-off of deferred financing fees	2.1	2.1
Non-cash acquisition tax impact	0.1	—
Loss on disposal of property, plant, and equipment	1.0	0.2
Deferred income taxes, net	(7.6)	(0.3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	7.7	(37.1)
Inventories	(26.7)	(31.5)
Other current assets	(3.9)	(8.3)
Current liabilities	(12.3)	75.2
Other assets and liabilities, net	5.2	(0.7)

Net cash provided by operating activities	222.7	237.3

Cash flows from investing activities:
Purchase of marketable securities	(0.1)	—
Sale of securities	—	1.5
Maturity of marketable securities	0.1	0.1
Capital expenditures	(141.6)	(89.5)
Purchase of molds and tooling	(2.0)	(0.9)
Purchase of equity investment	—	(3.0)
Acquisitions, net of cash acquired	(16.5)	—

Net cash used in investing activities	(160.1)	(91.8)

Cash flows from financing activities:
Repayment of long-term debt	(320.6)	(150.6)
Borrowing from Revolving Credit Facility	300.0	—
Proceeds from issuance of common stock and from exercise of stock options	35.4	0.2
Purchase of treasury stock	(33.1)	(25.6)
Shares withheld for employees taxes	(10.3)	—
Debt financing costs	(5.2)	(0.8)

Net cash used in financing activities	(33.8)	(176.8)

Net change in cash and cash equivalents	28.8	(31.3)
Cash and cash equivalents at beginning of period	404.6	415.8

Cash and cash equivalents at end of period	433.4	$384.5

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

Note 2 – Financial Statement Details

	September 25,	December 26,
	2011	2010
	(In millions)
Inventories, net
Raw materials	$47.2	$40.9
Work in process	135.8	121.1
Finished goods	76.6	70.7

	$259.6	$232.7

	September 25,	December 26,
	2011	2010
	(In millions)
Property, plant and equipment
Land and improvements	$24.0	$24.0
Buildings and improvements	343.6	339.2
Machinery and equipment	1,748.3	1,679.6
Construction in progress	162.3	112.9

Total property, plant and equipment	2,278.2	2,155.7
Less accumulated depreciation	1,531.5	1,466.4

	$746.7	$689.3

	September 25,	December 26,
	2011	2010
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$75.4	$86.5
Taxes payable	31.4	23.0
Restructuring and impairments	13.5	11.0
Other	29.0	18.7

	$149.3	$139.2

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010
	(In millions)
Other expense, net
Interest expense	$1.9	$2.3	$5.3	$8.4
Interest income	(0.7)	(0.7)	(2.0)	(2.1)
Other (income) expense, net	0.2	2.2	2.5	2.5

Other expense, net	$1.4	$3.8	$5.8	$8.8

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

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010
	(In millions, except per share data)
Basic:
Net income	$35.8	$35.8	$124.2	$102.2

Weighted average shares outstanding	126.9	124.5	127.0	124.8

Net income per share	$0.28	$0.29	$0.98	$0.82

Diluted:
Net income	$35.8	$35.8	$124.2	$102.2

Basic weighted average shares outstanding	126.9	124.5	127.0	124.8
Assumed exercise of common stock equivalents	3.0	2.6	3.8	3.2

Diluted weighted average common and common equivalent shares	129.9	127.1	130.8	128.0

Net income per share	$0.28	$0.28	$0.95	$0.80

Anti-dilutive common stock equivalents, non-vested stock,
DSUs, RSUs, and PUs	7.3	11.9	4.8	12.0

Note 4 – Supplemental Cash Flow Information

	Nine Months Ended
	September 25,	September 26,
	2011	2010
	(In millions)
Cash paid for:
Income taxes, net	$21.1	$8.5

Interest	$5.0	$7.1

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

The company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions. However, this does not eliminate the company’s exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. The company considers the risk of counterparty default to be minimal.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 25, 2011.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Foreign Currency Derivatives
Assets	$0.5	$—	$0.5	$—
Liabilities	(7.9)	—	(7.9)	—

	$(7.4)	$—	$(7.4)	$—

Securities
Marketable securities	$2.7	$2.7	$—	$—
Auction rate securities	29.0	—	—	29.0

	$31.7	$2.7	$—	$29.0

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the nine months ended September 25, 2011.

Auction Rate Securities
(In millions)

Balance at beginning of period	$28.0
Total realized and unrealized gains or (losses)
Included in net income	—
Included in OCI	0.6
Accretion of impairments included in net income	0.4
Sales	—
Purchases, issuances and settlements	—

Balance at end of period	$29.0

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under the Financial Instrument Topic of the FASB ASC. The fair value of the term loan was determined utilizing current trading prices obtained from indicative market data. The carrying amount of the revolving facility is considered to approximate fair value as the interest rate on the loan is similar to current market rates. See Note 12 for more information on the credit facility.

	September 25, 2011		December 26, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)

Long-Term Debt:
Revolving Credit Facility borrowings	$300.0	$300.0
Term Loan			$320.7	$316.7

Note 6 – Derivatives

Derivatives. The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with the requirements of the Derivatives and Hedging Topic of the FASB ASC, the fair value of these hedges is recorded on the balance sheet. For the fair value of derivatives, see Note 5.

Foreign Currency Derivatives. The company uses currency forward and combination option contracts to hedge a portion of its forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine peso, Malaysian ringgit, Korean won and Chinese yuan. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 27 months or less.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the three and nine months ended September 25, 2011 and September 26, 2010. No cash flow hedges were derecognized or discontinued during the three and nine months ended September 25, 2011 and September 26, 2010.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $2.5 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next twelve months.

The company also uses currency forward and combination option contracts to offset the foreign currency impact of balance sheet translation. These derivatives have one month terms and the initial fair value, if any, and the subsequent gains or losses on the change in fair value are reported in earnings within the same income statement line as the impact of the foreign currency translation. From time to time, the company will also hedge the liability for an expected cash payment in foreign currency. These derivatives have terms that match the expected payment timing. The initial fair value, if any, and the subsequent gains or losses on the change in fair value are reported in earnings within the same income statement line as the change in value of the liability due to changes in currency value.

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

The tables below show the notional principal and the location and amounts of the derivative fair values in the consolidated balance sheet as of September 25, 2011 and December 26, 2010 as well as the location of derivative gains and losses in the statement of operations for the nine months ended September 25, 2011 and September 26, 2011. Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the end of the period and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 25, 2011 and December 26, 2010. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	As of September 25, 2011				As of December 26, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges

Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$38.6	$0.4	$0.4	Current assets	$41.9	$0.8	$0.8
Derivatives for forecasted revenues	Current liabilities	13.3	—	—	Current liabilities	$12.0	$(0.2)	(0.2)
Derivatives for forecasted expenses	Current assets	24.6	—	—	Current assets	110.3	1.8	1.8
Derivatives for forecasted expenses	Current liabilities	195.2	(7.9)	(7.9)	Current liabilities	—	—	—

Total foreign exchange contract derivatives		$271.7	$(7.5)	$(7.5)		$164.2	$2.4	$2.4

	For the Nine Months Ended September 25, 2011			For the Nine Months Ended September 26, 2010
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
Derivatives in Cash Flow Hedges

Foreign Currency contracts	Revenue	$(3.0)	$(3.0)	Revenue	$0.4	$0.4
Foreign Currency contracts	Expenses	4.5	4.5	Expenses	2.6	2.6
Interest Rate contract	Interest Expense	—	—	Interest Expense	(1.8)	(1.8)

		$1.5	$1.5		$1.2	$1.2

Gain (Loss) Recognized in OCI for Derivative Instruments (1)
Nine Months Ended September 25, 2011
Foreign exchange contracts	$(9.7)

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of September 25, 2011			As of December 26, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)			(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Current assets	$6.7	$—	Current assets	$—	$—
Foreign Exchange Contracts	Current liabilities	44.9	0.1	Current liabilities	20.7	(0.0)

Total derivatives, net		$51.6	$0.1		$20.7	$(0.0)

	For the Nine Months Ended September 25, 2011		For the Nine Months Ended September 26, 2010
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$(0.2)	Revenue	$(0.1)
Foreign Exchange Contracts	Expenses	(1.3)	Expenses	0.7

Net gain (loss) recognized in income		$(1.5)		$0.6

Note 7 – Securities

The company invests excess cash in marketable securities consisting primarily of money markets, commercial paper, corporate notes and bonds, and U.S. government securities. While the company still holds auction rate securities, the company no longer actively invests in them.

All of the company’s securities are classified as available-for-sale. In accordance with the Investments – Debt and Equity Securities Topic of the FASB ASC, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of AOCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no material realized gains or losses on sales of securities in the first nine months of 2011 or 2010.

Securities are summarized as of September 25, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0. 2

Total marketable securities	$0.2	$0.0	$0.0	$0.2

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.8	$0.4	$—	$2.2
Corporate debt securities	0.3	—	—	0.3
Auction rate securities	35.7	—	(6.7)	29.0

Total securities	$37.8	$0.4	$(6.7)	$31.5

In aggregate, the auction rate securities have been in an unrealized loss position for over a year. The continued unrealized loss is attributable to the ongoing volatility in the global equities markets and uncertainty in the credit markets primarily from the European debt situation and other global economic uncertainty. However, the company does not intend to sell or believe it is more likely than not that the company would be required to sell the securities before a recovery of the amortized cost basis of the investment. In addition, as a result of the continued performance of the issue and its’ insurance guarantee, the company considers this decrease in fair value to be temporary in nature.

Securities are summarized as of December 26, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.9	$0.1	$—	$2.0
Corporate debt securities	0.3	—	—	$0.3
Auction rate securities	35.3	—	(7.3)	28.0

Total securities	$37.5	$0.1	$(7.3)	$30.3

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of September 25, 2011.

	Amortized Cost	Market Value
	(In millions)

Due in one year or less	$0.2	$0.2
Due after one year through three years	0.3	0.4
Due after three years through ten years	1.3	1.4
Due after ten years	$36.2	$29.7

	$38.0	$31.7

As of September 25, 2011, auction rate securities with a market value of $29.0 million are included in the table above in contractual maturities due after ten years. The company’s auction rate securities are composed of approximately $16.9 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $12.1 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to accrue and receive interest on these securities based on a contractual rate.

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

The following table presents a roll forward of the amount related to credit losses recognized in earnings during the nine months ended September 25, 2011.

Credit Losses Recognized in Earnings
(In millions)

Balance at beginning of period	$14.5
Accretion of impairments included in net income	(0.4)

Balance at end of period	$14.1

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

The following table presents selected operating segment financial information for the three and nine months ended September 25, 2011 and September 26, 2011.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010
	(In millions)

Revenue and operating income:
MCCC
Total revenue	$165.6	$172.2	$493.7	$497.1
Operating income	33.2	43.5	99.3	116.7

PCIA
Total revenue	203.0	193.4	637.3	563.1
Operating income	56.5	53.4	181.6	148.2

SDT
Total revenue	34.6	48.8	118.4	141.8
Operating income	5.9	11.0	24.0	29.1

Corporate
Restructuring and impairments expense	(4.1)	(1.3)	(9.5)	(3.7)
Stock-based compensation expense	(6.0)	(4.7)	(19.0)	(16.4)
Selling, general and administrative expense	(41.4)	(43.7)	(124.8)	(126.9)
Charge for litigation	—	(8.0)	—	(8.0)
Other (1)	(0.3)	(1.9)	(1.0)	(5.2)

Total consolidated
Total revenue	403.2	414.4	1,249.4	1,202.0
Operating income	43.8	48.3	150.6	133.8
Other expense, net	1.4	3.8	5.8	8.8

Income before income taxes	$42.4	$44.5	$144.8	$125.0

(1)	Other primarily consists of accelerated depreciation related to the planned closure of the Mountaintop facility.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of September 25, 2011		As of December 26, 2010
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(In millions)
Identifiable intangible assets:
Developed technology	2 - 15 years	$250.7	$(210.8)	$238.9	$(199.0)
Customer base	8 - 10 years	81.6	(67.8)	81.6	(65.9)
Core technology	10 years	15.7	(2.4)	13.1	(1.6)
In Process R&D	indefinite lived	2.8	—	1.8	—
Covenant not to compete	5 years	30.4	(30.4)	30.4	(30.4)
Assembled workforce	5 years	1.0	(1.0)	1.0	(0.9)
Process technology	5 years	1.6	(1.5)	1.6	(1.2)
Patents	4 years	5.9	(5.7)	5.9	(5.6)
Trademarks and tradenames	1 year	25.2	(25.2)	25.2	(25.2)

Subtotal		414.9	(344.8)	399.5	(329.8)
Goodwill		169.3	—	164.8	—

Total		$584.2	$(344.8)	$564.4	$(329.8)

As a result of the TranSiC acquisition in the first quarter of 2011, the company added $15.4 million of intangible assets, $2.6 million to Core Technology, $1.0 million to In Process R&D, and $11.8 million to Developed Technology. See Footnote 13 for further details on the TranSiC acquisition.

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 26, 2010
Goodwill	$164.8	$148.8	$54.5	$368.1
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$164.8	$—	$—	$164.8

TranSiC acquisition	$—	$4.3	$—	$4.3
Other tax acquisition adjustment	0.2	—	—	0.2

Balance as of September 25, 2011
Goodwill	$165.0	$153.1	$54.5	$372.6
Accumulated Impairment Losses	0.0	(148.8)	(54.5)	(203.3)

	$165.0	$4.3	$0.0	$169.3

During the first quarter of 2011, goodwill of $4.3 million was recorded as a result of the company’s acquisition of TranSiC. See Note 13 for further details. In addition, a tax adjustment was recorded for $0.3 million. An additional tax adjustment of ($0.1) million was recorded in the third quarter of 2011.

The following table presents the estimated amortization expense for intangible assets for the remainder of 2011 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remaining Fiscal 2011	4.7
Fiscal 2012	18.0
Fiscal 2013	15.5
Fiscal 2014	7.6
Fiscal 2015	5.2
Fiscal 2016	5.5

Note 10 – Restructuring and Impairments

During the three and nine months ended September 25, 2011, the company recorded restructuring and impairment charges, net of releases, of $4.1 million and $9.5 million, respectively. The detail of these charges is presented in the summary table below.

During the three and nine months ended September 26, 2010, the company recorded restructuring and impairment charges, net of releases, of $1.3 and $3.7 million, respectively. In the third quarter of 2010, the charges include $0.8 million of employee separation costs and $0.4 million of fab closure costs associated with the 2009 Infrastructure Realignment Program as well as $0.1 million in employee separation costs associated with the 2010 Infrastructure Realignment Program.

The 2011 Infrastructure Realignment Program includes costs for organizational changes in the company’s supply chain management group, the website technology group, the quality organization, and other administrative groups. The 2011 program also includes costs to further improve the company’s manufacturing strategy and changes in both the PCIA and MCCC groups. The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing the company’s accounting functions. The 2009 Infrastructure Realignment Program includes costs associated with the planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the quarterly periods ended March 27, 2011, June 26, 2011, and September 25, 2011.

	Accrual Balance at 12/26/2010	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/27/2011

2008 Infrastructure Realignment Program:
Lease Impairment Costs	0.7	—	(0.2)	—	—	0.5

2009 Infrastructure Realignment Program:
Employee Separation Costs	8.1	0.6	(0.3)	—	—	8.4
Fab Closure Costs	—	0.2	(0.2)	—	—	—

2010 Infrastructure Realignment Program:
Employee Separation Costs	2.2	1.0	(1.5)	—	—	1.7

2011 Infrastructure Realignment Program:
Employee Separation Costs	—	0.7	(0.7)	—	—	—

	$11.0	$2.5	$(2.9)	$—	$—	$10.6

	Accrual Balance at 3/27/2011	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 6/26/2011

2008 Infrastructure Realignment Program:
Lease Impairment Costs	0.5	—	(0.2)	—	—	0.3

2009 Infrastructure Realignment Program:
Employee Separation Costs	8.4	0.5	—	(0.1)	—	8.8
Fab Closure Costs	—	0.3	(0.3)	—	—	—

2010 Infrastructure Realignment Program:
Employee Separation Costs	1.7	0.9	(0.3)	—	—	2.3

2011 Infrastructure Realignment Program:
Employee Separation Costs	—	1.3	(0.7)	—	—	0.6

	$10.6	$3.0	$(1.5)	$(0.1)	$—	$12.0

	Accrual Balance at 6/26/2011	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 9/25/2011

2008 Infrastructure Realignment Program:
Employee Separation Costs
Lease Impairment Costs	0.3	—	(0.2)	—	—	0.1

2009 Infrastructure Realignment Program:
Employee Separation Costs	8.8	0.6	—	—	—	9.4
Fab Closure Costs	0.0	0.1	(0.1)	—	—	0.0

2010 Infrastructure Realignment Program:
Employee Separation Costs	2.3	1.7	(0.9)	—	—	3.1

2011 Infrastructure Realignment Program:
Employee Separation Costs	0.6	1.7	(1.4)	—	—	0.9

	$12.0	$4.1	$(2.6)	$—	$—	$13.5

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

POWI 2: On May 23, 2008, Power Integrations filed another lawsuit against the company, Fairchild Semiconductor Corporation and our wholly owned subsidiary System General Corporation in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents claimed in that lawsuit, two are patents that were asserted against the company and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, POWI added a fourth patent to this case. The company believes that it has strong defenses against Power Integrations’ claims and intends to vigorously defend this second lawsuit.

On October 14, 2008, Fairchild Semiconductor Corporation and System General Corporation filed a patent infringement lawsuit against Power Integrations in the U.S. District Court for the District of Delaware, alleging that certain PWM integrated circuit products infringe one or more claims of two U.S. patents owned by System General. The lawsuit seeks monetary damages and an injunction preventing the manufacture, use, sale, offer for sale or importation of Power Integrations products found to infringe the asserted patents.

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

Fairchild Semiconductor Corporation v. Cadeka Microcircuits, LLC. Fairchild filed this lawsuit against a competitor for misappropriation of trade secrets, tortuous interference with contract and breach of contract. The competitor filed counterclaims alleging breach of contract, unjust enrichment and other claims. On September 29, 2011, the parties entered into a preliminary confidential settlement agreement resolving all claims between them.

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows. Legal costs are expensed as incurred.

The company analyzes potential outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, the company groups contingencies into three categories. The first represents contingencies in which the possibility of a loss is remote. For contingencies in this category, the company records no reserve and does not attempt to assess the range of losses that are possible because the likelihood of occurrence is so remote. The second group represents contingencies in which the possibility of a loss is reasonably possible. For this category, the company attempts to estimate the range of possible losses but does not record a reserve for such losses. The company believes the range of possible losses for contingencies that are reasonably possible is approximately zero to $5.0 million. The third group represents contingencies in which the company believes losses are probable. The company believes that losses in this category could range anywhere between $13.0 and $30.0 million. Accordingly, the company has recorded a reserve attributable to losses that are probable in the amount of $14.7 million as of September 25, 2011. The company determines the amount of the reserve by assessing the potential liabilities and analyzing the claims based upon historical experience in defending and/or resolving similar claims.

Note 12 – Long-Term Debt

Long-term debt consists of the following at:

	September 25,	December 26,
	2011	2010
	(In millions)

Revolving Credit Facility borrowings	$300.0	$—
Term Loan	—	320.7
Other	$0.1	$—

Total debt	300.1	320.7
Current portion of long-term debt	—	(3.8)

Long-term debt, less current portion	$300.1	$316.9

On May 20, 2011, the company entered into a new senior secured revolving credit facility (Credit Facility.) Proceeds from the Credit Facility and an additional $18.8 million in cash were used to extinguish all outstanding obligations under the previous credit facility, which consisted of a term loan and an undrawn revolving credit facility which were scheduled to mature in June of 2013 and June of 2012, respectively. The Credit Facility consists of a $400.0 million revolving loan agreement, of which $300.0 million was drawn as of September 25, 2011. The company has no current intention to pay down the debt in the next twelve months. In addition, the new Credit Facility includes an incremental revolving commitment that enables the company to increase the size of the facility in an aggregate amount not to exceed $150 million. The maturity date of the Credit Facility is May 20, 2016. The company incurred cash charges of $5.2 million related to this financing, all of which was deferred and will be amortized over the term of the debt. Additionally, the company wrote off $2.1 million of the remaining deferred financing fees related to the prior facility.

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

The Credit Facility includes restrictive covenants that place limitations on the company’s ability to consolidate, merge, or enter into acquisitions, create liens or pay dividends, or make similar restricted payments, sell assets, invest in capital expenditures, and incur indebtedness. It also places limitations on the company’s ability to modify its certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the Credit Facility also require the company’s financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 3.25 to 1.0. It defines the interest coverage ratio as the ratio of the cumulative four quarter trailing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated cash interest expense and defines the maximum leverage ratio as the ratio of total consolidated debt to the cumulative four quarter trailing consolidated EBITDA. Consolidated EBITDA, as defined by the credit agreement excludes restructuring, non-cash equity compensation and other certain adjustments. At September 25, 2011, the company was in compliance with these covenants.

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

We strive to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. Our goal is to manage our production output to maintain channel inventories within a target range of 7.5 to 8.5 weeks. At the end of Q3, our channel inventories increased to 9.9 weeks which includes approximately 0.3 weeks of inventory to support end of life products. We plan to ship substantially less into the channel during the fourth quarter of 2011 than our distributors are forecasting to sell in order to enable us to exit 2011 with a leaner inventory position in our distribution channel. At the end of the third quarter internal inventories were at $259.6 million, an increase of $26.9 million over the end of 2010.

The Mobile, Computing, Consumer and Communication (MCCC) group’s main focus is to supply the mobile, computing, consumer and communication end market segments with innovative power and signal path solutions including our low voltage metal oxide semiconductor field effect transistors (MOSFETs), Power Management integrated circuits (IC’s,) Mixed Signal Analog and Logic products. We seek to deliver exceptional product performance by optimizing silicon processes and application specific design to satisfy specific requirements for our customers. This enables us to deliver solutions with greater energy efficiency and in a smaller footprint than is commonly available. We expect a steady acceleration of new product sales especially for solutions addressing the handset and ultraportable market.

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

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Nine Months Ended
	September 25,		September 26,		September 25,		September 26,
	2011		2010		2011		2010
	(Dollars in millions)

Total revenue	$403.2	100.0%	$414.4	100.0%	$1,249.4	100.0%	$1,202.0	100.0%
Gross margin	144.8	35.9%	150.9	36.4%	457.5	36.6%	415.8	34.6%

Operating expenses:
Research and development	37.8	9.4%	30.5	7.4%	114.6	9.2%	88.0	7.3%
Selling, general and administrative	54.4	13.5%	57.3	13.8%	167.8	13.4%	165.6	13.8%
Amortization of acquisition-related intangibles	4.7	1.2%	5.5	1.3%	15.0	1.2%	16.7	1.4%
Restructuring and impairments	4.1	1.0%	1.3	0.3%	9.5	0.8%	3.7	0.3%
Charge for litigation	—	0.0%	8.0	1.9%	—	0.0%	8.0	0.7%

Total operating expenses	101.0	25.0%	102.6	24.8%	306.9	24.6%	282.0	23.5%

Operating income	43.8	10.9%	48.3	11.7%	150.6	12.1%	133.8	11.1%

Other expense, net	1.4	0.3%	3.8	0.9%	5.8	0.5%	8.8	0.7%

Income before income taxes	42.4	10.5%	44.5	10.7%	144.8	11.6%	125.0	10.4%

Provision for income taxes	6.6	1.6%	8.7	2.1%	20.6	1.6%	22.8	1.9%

Net income	$35.8	8.9%	$35.8	8.6%	$124.2	9.9%	$102.2	8.5%

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

	Three Months Ended				Nine Months Ended
	September 25,		September 26,		September 25,		September 26,
	2011		2010		2011		2010
	(Dollars in millions)
Non GAAP measures
Adjusted net income	$44.5		$52.8		$150.4		$135.9
Adjusted gross margin	145.0	36.0%	151.3	36.5%	458.2	36.7%	418.3	34.8%
Free cash flow	19.4		57.6		81.1		147.8

Reconciliation of Net Income to Adjusted Net Income
Net income	35.8		35.8		124.2		102.2
Adjustments to reconcile net income to adjusted net income:
Restructuring and impairments	4.1		1.3		9.5		3.7
Accelerated depreciation on assets related to fab closure	0.2		0.5		0.7		2.7
Write-off of deferred financing fees	—		2.1		2.1		2.1
Charge for litigation	—		8.0		—		8.0
Inventory release associated with fab closure	—		(0.1)		—		(0.2)
Amortization of acquisition-related intangibles	4.7		5.5		15.0		16.7
Associated net tax effects of the above and other acquisition-related intangibles	(0.3)		(0.3)		(1.1)		0.7

Adjusted net income	$44.5		$52.8		$150.4		$135.9

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$144.8		$150.9		$457.5		$415.8
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	0.2		0.5		0.7		2.7
Inventory release associated with fab closure	—		(0.1)		—		(0.2)

Adjusted gross margin	$145.0		$151.3		$458.2		$418.3

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$72.9		$96.2		$222.7		$237.3
Capital expenditures	(53.5)		(38.6)		(141.6)		(89.5)

Free cash flow	$19.4		$57.6		$81.1		$147.8

Total Revenue. Total revenue in the third quarter of 2011 decreased by $11.2 million, or approximately 2.7%, as compared to the third quarter of 2010 as overall unit sales decreased 23%. The decrease in unit volumes sold was mitigated by an increase in average selling prices driven by an improvement in product mix. Total revenue for the first nine months of 2011 increased by $47.4 million, or approximately 3.9%, as compared to 2010. Overall unit sales decreased for this time period as well; however, the increase in average selling prices driven by an improvement in product mix more than offset the decrease in units.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three and nine months ended September 25, 2011. The decrease in Korean revenue was driven by a weak consumer market, primarily caused by decreased sales of LCD and plasma televisions. The increase in other Asia/Pacific revenue was driven by strong mobile business in Singapore as well as increased demand in our Japan sales region in the industrial electronic market.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010

U.S.	10%	11%	10%	11%
Other Americas	2	3	2	3
Europe	13	13	14	13
China	33	33	33	33
Taiwan	13	14	14	15
Korea	10	13	11	13
Other Asia/Pacific	19	13	16	12

Total	100%	100%	100%	100%

Gross Margin. In the third quarter of 2011 gross margin dollars decreased by $6.1M and gross margin percentage declined from 36.4% to 35.9%, respectively, as compared to the same period in 2010. In contrast, gross margin dollars for the first nine months of 2011 were higher by $41.7M and gross margin percentage improved from 34.6% to 36.6%, respectively, as compared to the same periods in 2010. The decrease in gross margin for the third quarter of 2011 was driven by decreased revenue as well as increased expenses from 8-inch conversion costs and currency shifts. The increase in gross margin for the first nine months of 2011 was primarily due to increased revenue from higher average selling prices and improvements in mix as we continue to divest our product portfolio of lower margin products. This is partially offset by 8-inch conversion costs as well as increases in currency, commodity prices, and labor costs in 2011.

Adjusted Gross Margin. In the third quarter of 2011 adjusted gross margin dollars decreased by $6.3M and gross margin percentage declined from 36.5% to 36.0%, respectively, as compared to the same period in 2010. Adjusted gross margin dollars for the first nine months of 2011 increased by $39.9M and adjusted gross margin percentage improved from 34.8% to 36.7%, respectively, as compared to the same periods in 2010 for the reasons listed above. Adjusted gross margin does not include accelerated depreciation due to the planned closure of the Mountaintop facility. See reconciliation of adjusted gross margin above.

Operating Expenses. Research and development (R&D) expenses increased during the third quarter and first nine months of 2011 as compared to the same periods in 2010 as a result of increased investment in R&D programs and resources, including costs associated with the design center in Irvine, California that was purchased in the third quarter of 2010, the acquisition of a MEMs business in December 2010, and the Transic acquisition in the first quarter of 2011. These increases were offset slightly by decreases in variable compensation expenses. Selling expenses decreased slightly in third quarter of 2011 as compared to the same period in 2010, and were down as a percentage of revenue from 8% in first nine months of 2010 to 7% in 2011. The decrease in selling expense was driven by a decrease in variable compensation expenses. General and administrative (G&A) expenses were down slightly but were flat as a percentage of revenue. The decrease was driven primarily by decreases in variable compensation which were partially offset by increases in equity compensation.

Restructuring and Impairment. During the three and nine months ended September 25, 2011, we recorded restructuring and impairment charges, net of releases, of $4.1 million and $9.5 million, respectively. The third quarter charges include $0.6 million of employee separation costs and $0.1 million of fab closure costs associated with the 2009 Infrastructure Realignment Program as well as $1.7 million in employee separation costs associated with the 2010 Infrastructure Realignment Program and $1.7 million in employee separation costs associated with the 2011 Infrastructure Realignment Program. Charges for the first six months of 2011 include $1.1 million of employee separation costs, $0.5 million of fab closure costs, and $0.1 million in reserve releases associated with the 2009 Infrastructure Realignment Program as well as $1.9 million in employee separation costs associated with the 2010 Infrastructure Realignment Program and $2.0 million in employee separations costs associated with the 2011 Infrastructure Realignment Program.

During the three and nine months ended September 26, 2010, we recorded restructuring and impairment charges, net of releases, of $1.3 and $3.7 million, respectively. In the third quarter of 2011, the charges include $0.8 million of employee separation costs and $0.4 million of fab closure costs associated with the 2009 Infrastructure Realignment Program as well as $0.1 million in employee separation costs associated with the 2010 Infrastructure Realignment Program.

The 2011 Infrastructure Realignment Program includes costs for organizational changes in our supply chain management group, website technology group, quality organization, and other administrative groups. The 2011 program also includes costs to further improve our manufacturing strategy and changes in both the PCIA and MCCC groups. The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing our accounting functions.

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

Other Expense, net.

The following table presents a summary of other expense, net for the three months ended September 25, 2011 and March 28, 2010.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010
	(In millions)
Other expense, net
Interest expense	$1.9	$2.3	$5.3	$8.4
Interest income	(0.7)	(0.7)	(2.0)	(2.1)
Other (income) expense, net	0.2	2.2	2.5	2.5

Other expense, net	$1.4	$3.8	$5.8	$8.8

Interest expense. Interest expense in the third quarter and first nine months of 2011 decreased $0.4 million and $3.1, respectively, when compared to the same periods in 2010, primarily due to lower debt balances.

Interest income. Interest income in the third quarter and first nine months of 2011 remained fairly flat when compared to the same periods in 2010.

Other (income) expense, net. Other expense in the third quarter of 2011 decreased by $2.0 million as there was a write off of deferred financing fees in the third quarter of 2010. Other expense in the first nine months of 2011 was flat to 2010.

Income Taxes. Income tax provision in the third quarter and first nine months of 2011 was $6.6 million and $20.6 million on income before taxes of $42.4 million and $144.8 million, respectively, as compared to income tax provisions of $8.7 million and $22.8 million on income before taxes of $44.5 million and $125.0 million, respectively, for the same periods of 2010. Accordingly the effective tax rate for the third quarter and first nine months of 2011 was 15.6% and 14.2% compared to 19.6% and 18.2%, respectively, for the comparable periods of 2010. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates and foreign currency revaluations of tax assets and liabilities. In the first nine months of 2011, the valuation allowance on our deferred tax assets decreased by $13.9 million. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of September 25, 2011, we have recorded a deferred tax liability of $1.6 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow. Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow decreased approximately $66.7 million in the first nine months of 2011 when compared to the same period in 2010. The decrease was mainly due to an increase in capital expenditures and a decrease in accrued liabilities related to variable compensation payments in the first quarter of 2011. Capital expenditures were $52.1 million higher in the first nine months of 2011 than the same period in 2010. See free cash flow reconciliation in the results of operations section above.

Reportable Segments.

The following tables present comparative disclosures of revenue and gross margin of our reportable segments.

	Three Months Ended
	Sept 25,				Sept 26,
	2011				2010
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$165.6	41.1%	37.0%	$33.2	$172.2	41.6%	39.8%	$43.5
PCIA	203.0	50.3%	38.0%	56.5	193.4	46.7%	37.3%	53.4
SDT	34.6	8.6%	22.5%	5.9	48.8	11.8%	26.4%	11.0
Corporate (1)	—	—	—	(51.8)	—	—	—	(59.6)

Total	$403.2	100.0%	35.9%	$43.8	$414.4	100.0%	36.4%	$48.3

	Nine Months Ended
	Sept 25,				Sept 26,
	2011				2010
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$493.7	39.5%	37.9%	$99.3	$497.1	41.4%	37.9%	$116.7
PCIA	637.3	51.0%	38.4%	181.6	563.1	46.8%	36.0%	148.2
SDT	118.4	9.5%	25.1%	24.0	141.8	11.8%	24.2%	29.1
Corporate (1)	—	—	—	(154.3)		—	—	(160.2)

Total	$1,249.4	100.0%	36.6%	$150.6	$1,202.0	100.0%	34.6%	$133.8

(1)	The three and nine months ended September 25, 2011 includes $6.0 million and $19.0 million of stock-based compensation expense, $4.1 million and $9.5 million of restructuring and impairments expense, $0.2 million and $1.0 million of other costs which primarily consist of accelerated depreciation related to the closure of the Mountaintop facility, and $41.4 million and $124.8 million of SG&A expenses, respectively. The three and nine months ended September 26, 2010 includes $4.7 million and $16.4 million of stock-based compensation expense, $1.3 million and $3.7 million of restructuring and impairments expense, $8.0 million and $8.0 million of litigation charges, $1.9 million and $5.2 million of other costs which consist primarily of accelerated depreciation related to the closure of the Mountaintop facility and the eight inch conversion process at the Salt Lake facility, and $43.7 million and $126.9 million of SG&A expenses, respectively.

MCCC revenue in the third quarter and first nine months of 2011 decreased $6.6 million and $3.4 million or approximately 4% and 1%, respectively, as compared to the same periods in 2010. The revenue decrease in the third quarter and year to date was primarily driven by lower unit sales of our MOSFET and logic products partially offset by increased unit sales for our Mobile switch products. Higher average selling prices from better price management in our logic and switch products helped to mitigate the lower unit sales. Gross margin dollars in the third quarter and first nine months of 2011 decreased approximately $7.1 million and $1.5 million, respectively, as compared to the same periods in 2010. Gross margin percentage declined from 39.8% to 37.0% in the third quarter of 2011 when compared to the third quarter of 2010. Gross margin percentage for the first nine months of 2011 was flat when compared to the same period in 2010. Lower gross margin in the third quarter of 2011 was primarily driven by our Low Voltage Group, which experienced significant pricing pressure on its commodity products. In addition higher material and energy costs and underutilization in several of our manufacturing facilities also drove the overall decrease in gross margin. 2011 gross margin remained flat as mix improvements in our Mobile Solutions group offset the Low Voltage decrease in gross margin.

MCCC had operating income of $33.2 million and $99.3 million for the third quarter and first nine months of 2011, respectively, as compared to $43.5 million and $116.7 million in the same period of 2010. Operating income decreased as a result of lower gross margins in the third quarter and increased R&D expenses in both the third quarter and first nine months of 2011. The increase in R&D resulted from an increased investment in R&D programs focused primarily on MPS, signal conditioning and switch products as well as additional spending as a result of the MEMS Company we acquired during the fourth quarter of 2010 and the design center we purchased in the third quarter of 2010.

PCIA revenue increased $9.6 million and $74.2 million or approximately 5% and 13% in the third quarter and first nine months of 2011, respectively, as compared to the same periods in 2010. Revenue was higher in the auto and high voltage product lines driven by higher average selling prices and sales of our smart power modules, high voltage MOSFETS, IGBT’s, and continued demand for our electronic power steering modules, and ignition IGBT products. The increased revenue in the auto and high voltage groups was offset by a decrease in power conversion revenues from weakness in the consumer electronics market. Gross margin increased $4.9 million and $42.2 million in the third quarter and first nine months of 2011, as compared to the same periods in 2010. Gross margin percentage in the third quarter and first nine months of 2011 increased from 37.3% to 38% and 36% to 38.4%, respectively, when compared to the same periods in 2010. Higher gross margin was driven by increased revenue and improved product mix, offset by higher material costs, 8-inch conversion costs, and an unfavorable impact from a strengthening of the Korean Won and the Taiwan Dollar.

PCIA had operating income of $56.5 million and $181.6 million for the third quarter and nine months of 2011, respectively, as compared to $53.4 million and $148.2 million in the same period of 2010. Increased operating income for the third quarter and first nine months of 2011 was mainly attributed to higher gross margin as mentioned above. The increase was partially offset by higher R&D and SG&A expenses as a result of increased investment in R&D programs, the acquisition of Transic in the first quarter of 2011, as well as increased headcount, travel, and an unfavorable impact from a strengthening of the Korean Won and Taiwan Dollar.

SDT revenue decreased $14.2 million and $23.4 million or approximately 29% and 16% in the third quarter and first nine months of 2011, respectively, as compared to the same periods in 2010. An increase in average selling prices was offset by a decrease in the numbers of units sold as we strategically target a richer portfolio of products with higher selling prices. Gross margin dollars were lower by $5.1 million and $4.7 million in third quarter and first nine months of 2011, as compared to the same periods in 2010. However, gross margin percentage for the first nine months of 2011 increased from 24.2% to 25.1%, respectively, as compared to 2010. Increased gross margin percentage was driven by strategic mix management as lower margin products continue to be mixed out in order to support top tier customers and best utilize available manufacturing capacities.

SDT had operating income of $5.9 million and $24.0 million for the third quarter and nine months of 2011, respectively, as compared to $11.0 million and $29.1 million in the same period of 2010. The decrease in operating income was due primarily to lower gross margin dollars. Operating expenses were up slightly in the third quarter and the first nine months of 2011 resulting from higher R&D expense and higher year to date sales and marketing expenses.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of September 25, 2011, $187.5 million of our $433.4 million cash and cash equivalents balance is located in the United States. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

We entered into a new senior secured revolving credit facility (Credit Facility) in May of 2011. The Credit Facility consists of a $400.0 million revolving loan agreement of which $300 million was drawn as of September 25, 2011. After adjusting for outstanding letters of credit, we had $98.7 million available under the Credit Facility. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. We had additional outstanding letters of credit of $2.0 million that do not fall under the senior credit facility. We also had $6.1 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

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

At September 25, 2011, we were in compliance with these covenants and we expect to remain in compliance with the covenants. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our senior credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first nine months 2011, our capital expenditures totaled $141.6 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first nine months of 2011, our cash provided by operating activities was $222.7 million compared to $237.3 million in the same period of 2010. The following table presents a summary of net cash provided by operating activities during the first nine months of 2011 and 2010.

	Nine Months Ended
	September 25, 2011	Sept 26, 2010
	(In millions)

Net income	$124.2	$102.2
Depreciation and amortization	113.5	118.9
Non-cash stock-based compensation	19.0	15.9
Deferred income taxes, net	(7.6)	(0.3)
Other, net	3.6	3.0
Change in other working capital accounts	(30.0)	(2.4)

Net cash provided by operating activities	$222.7	$237.3

Cash provided by operating activities decreased $14.6 million during the first nine months of 2011 as compared to the same period of 2010 as the $22.0 million increase in net income was offset by unfavorable changes in our working capital and deferred income tax accounts.

Cash used in investing activities during the first nine months of 2011 totaled $160.1 million compared to $91.8 million for the same period of 2010. The increase in the use of cash is the result of higher capital expenditures as well as the $16.5 million cost for our TranSiC acquisition, net of cash acquired, in the first quarter of 2011. Our capital expenditures during the first nine months of 2011 were $141.6 million compared to $89.5 million in the same period in 2010.

Cash used in financing activities totaled $33.8 million in the first nine months of 2011 compared to $176.8 million in the same period of 2010. In 2010 we paid down $150.6 million in debt compared to only $20.6 million in 2011. In addition, in 2011, we received $35.2 million in proceeds from the exercise of stock options which partially offset our debt payments and purchases of treasury stock. There were minimal proceeds from stock options in 2010.

As of September 25, 2011 and December 26, 2010, we have not recorded any net unrecognized tax benefits.

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

Recently Issued Financial Accounting Standards

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (ASU 2011-08), Goodwill Impairment Assessments. This objective of this standard is to simplify how an entity is required to test goodwill for impairment under Topic 350, Intangibles-Goodwill and Others. This statement is effective for fiscal years beginning after December 15, 2011, however early adoption is permitted. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial position and results of operations and statements of cash flows.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of September 25, 2011, our disclosure controls and procedures are effective.

Inherent Limitations on Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. There can be no assurance that any control system will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become less effective if conditions change or compliance with policies or procedures deteriorates.

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

POWI 2: On May 23, 2008, Power Integrations filed another lawsuit against us, Fairchild Semiconductor Corporation and our wholly owned subsidiary System General Corporation in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents claimed in that lawsuit, two are patents that were asserted against us and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, POWI added a fourth patent to this case. We believe we have strong defenses against Power Integrations’ claims and intend to vigorously defend this second lawsuit.

On October 14, 2008, Fairchild Semiconductor Corporation and System General Corporation filed a patent infringement lawsuit against Power Integrations in the U.S. District Court for the District of Delaware, alleging that certain PWM integrated circuit products infringe one or more claims of two U.S. patents owned by System General. The lawsuit seeks monetary damages and an injunction preventing the manufacture, use, sale, offer for sale or importation of Power Integrations products found to infringe the asserted patents.

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

Fairchild Semiconductor Corporation v. Cadeka Microcircuits, LLC. We filed this lawsuit against a competitor for misappropriation of trade secrets, tortuous interference with contract and breach of contract. The competitor filed counterclaims alleging breach of contract, unjust enrichment and other claims. On September 29, 2011, we entered into a preliminary confidential settlement agreement resolving all claims.

Other Legal Claims. From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

We analyze potential outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, we group contingencies into three categories. The first represents contingencies in which the possibility of a loss is remote. For contingencies in this category, we record no reserve and do not attempt to assess the range of losses that are possible because the likelihood of occurrence is so remote. The second group represents contingencies in which the possibility of a loss is reasonably possible. For this category, we attempt to estimate the range of possible losses but do not record a reserve for such losses. We believe the range of possible losses for contingencies that are reasonably possible is approximately zero to $5.0 million. The third group represents contingencies in which we believe losses are probable. We believe that losses in this category could range anywhere between $13.0 and $30.0 million. Accordingly, we have recorded a reserve attributable to losses that are probable in the amount of $14.7 million as of September 25, 2011. We determine the amount of the reserve by assessing the potential liabilities and analyzing the claims based upon our historical experience in defending and/or resolving similar claims.

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

Our common stock is traded on The New York Stock Exchange and its price has fluctuated significantly in recent years. Additionally, our stock has experienced and may continue to experience significant price and volume fluctuations that could adversely affect its market price without regard to our operating performance. We believe that factors such as quarterly fluctuations in financial results, earnings below analysts’ estimates and financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Similar fluctuations in the future could adversely affect the market price of our common stock.

We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues.

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is occasionally subject to double booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacture of products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower than expected demand. While we anticipate increasing demand in many of our markets, lower demand than anticipated may impact our customers’ target inventory levels. During 2010 we successfully lowered channel inventory and we have continued to monitor our inventory levels in 2011; however our current business forecasting is still qualified by the risk that our backlog may deteriorate as a result of customer cancellations.

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

We depend on our ability to have original equipment manufacturers (OEMs), or their contract manufacturers, choose our products. Frequently, an OEM will incorporate or specifically design our products into the products it produces. In such cases the OEM may identify our products, with the products of a limited number of other vendors, as approved for use in particular OEM applications. Without “design wins,” we may only be able to sell our products to customers as a secondary source, if at all. If an OEM designs another supplier’s product into one of its applications, it is more difficult for us to achieve future design wins for that application because changing suppliers involves significant cost, time, effort and risk for the OEM. Even if a customer designs in our products, we are not guaranteed to receive future sales from that customer. We may be unable to achieve these “design wins” because of competition or a product’s functionality, size, electrical characteristics or other aspect of its design or price. Additionally, we may be unable to service expected demand from the customer. In addition, achieving a design win with a customer does not ensure that we will receive significant revenue from that customer and we may be unable to convert design into actual sales.

We depend on demand from the consumer, original equipment manufacturer, contract manufacturing, industrial, automotive and other markets we serve for the end market applications which incorporate our products. Reduced consumer or corporate spending due to increased energy and commodity prices or other economic factors could affect our revenues.

If we provide revenue, margin or earnings per share guidance, it is generally based on certain assumptions we make concerning the health of the overall economy and our projections of future consumer and corporate spending. If our projections of these expenditures are inaccurate or based upon erroneous assumptions, our revenues, margins and earnings per share could be adversely affected. For example, beginning in the third quarter of 2011, we observed progressively weakening order rates which we attributed to uncertainty and deterioration of global economic conditions. While we anticipate that order rates and profitability will improve in 2012, we cannot be certain that a change in consumer demand or a deepening financial crisis in Europe will not have an adverse effect on our business.

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

Distributors accounted for 66% of our net sales for the quarter ended September 25, 2011. Our top five distributors worldwide accounted for 28% of our net sales for the quarter ended September 25, 2011. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Like most technology companies, we have a history of using employee stock based incentive programs to recruit and retain our workforce in a competitive employment marketplace. Our success will depend in part upon the continued use of stock options, restricted stock units, deferred stock units and performance-based equity awards as a compensation tool. While this is a routine practice in many parts of the world, foreign exchange and income tax regulations in some countries make this practice more and more difficult. Such regulations tend to diminish the value of equity compensation to our employees in those countries. With regard to all equity based compensation, our current practice is to seek stockholder approval for increases in the number of shares available for grant under the Fairchild Semiconductor 2007 Stock Plan as well as other amendments that may be adopted from time to time which require stockholder approval. If these proposals do not receive stockholder approval, we may not be able to grant stock options and other equity awards to employees at the same levels as in the past, which could adversely affect our ability to attract, retain and motivate qualified personnel, and we may need to increase cash compensation in order to attract, retain and motivate employees, which could adversely affect our results of operations. Additionally, since 2009 we have relied almost exclusively on grants of restricted stock units, deferred stock units and performance based equity awards in place of stock options. While we believe that our compensation policies are competitive with our peers, we cannot provide any assurance that we have not, and will not continue in the future to lose opportunities to recruit and retain key employees as a result of these changes.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 74% of our revenues in the first nine months 2011 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 11% of our revenue for the quarter ended September 25, 2011.

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

At September 25, 2011 we had total debt of $300.1 million and the ratio of this debt to equity was approximately 0.2 to 1. As of September 25, 2011, our senior credit facility includes $400 million in a revolving line of credit. Adjusted for outstanding letters of credit, we had up to $98.7 million available under the revolving loan portion of the senior credit facility. In addition, there is a $150 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of September 25, 2011, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We have investments in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

As of September 25, 2011, we owned auction rate securities with a par value of $49.5 million and market value of $29.0 million. We originally purchased these securities believing them to be safe, short-term and highly liquid investments. However, as a result of the systemic failure of the auction rate securities market, these securities are no longer liquid. While we continue to accrue and receive interest on these securities at the contractual rate, there can be no assurance that there will ever be an active market for our auction rate securities. Uncertainties in the credit and capital markets could lead to further downgrades of our auction rate securities and additional impairments. Additionally, auction failures have limited our ability to fully recover the par value of our investment in the short term and even if we hold the securities to maturity, the long-term value of the auction rate securities may potentially be impacted by issuer defaults. We do not anticipate that the lack of liquidity or future downgrades and impairments will materially impact our ability to fund out working capital needs, capital expenditures or other business requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the company of its own common stock during the third quarter of 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 27, 2011 - July 24, 2011	120,500	$16.44	—	—
July 25, 2011 - August 21, 2011	1,250,000	14.64	—	—
August 22, 2011 - September 25, 2011	—	—	—	—

Total	1,370,500	14.80	—	—

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

Fairchild Semiconductor International, Inc.

Date: November 4, 2011	/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)