Form 10-K
period 2011-12-25
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2012-02-23
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 26, 2011 was $2,094,118,196

The number of shares outstanding of the Registrant’s Common Stock as of February 17, 2012 was 125,956,629.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2012 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Except as otherwise indicated in this Annual Report on Form 10-K, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual subsidiaries where appropriate.

The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 25, 2011, December 26, 2010 and December 27, 2009 each consist of 52 weeks.

General

We are focused on developing, manufacturing and selling power analog, power discrete and certain non-power semiconductor solutions to a wide range of end market customers. We are a leading supplier of power analog products, power discrete products and energy-efficient solutions, according to iSuppli. Our products are used in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications including wireless phones; networking and storage equipment; industrial power supply and instrumentation equipment; consumer electronics such as digital cameras, displays, audio/video devices and household appliances; and automotive applications. We believe that our focus on the power market, our diverse end market exposure, and our strong penetration into the growing Asian region provide us with excellent opportunities to expand our business.

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

We strive to invest in the latest wafer fabrication power semiconductor technology and successfully qualified a number of new processes including low and mid voltage PowerTrench®, advanced insulated gate bipolar transistor (IGBT), as well as advanced high power metal oxide semiconductor field effect transistors (MOSFET) fabrication technologies. Our South Portland, Maine fab has been totally converted to 8-inch wafers and is focused on process technologies specifically tailored to the high performance analog market. We also reversed our decision to close our Mountain Top, Pennsylvania fab and will now retain this 8” wafer facility that is focused primarily on high voltage discrete technologies. We are also qualifying 8” in our Salt Lake fab and are expanding the Bucheon, Korea fab’s 8” capacity. The process flows are modular in nature and thus provide a wide range of capabilities including low voltage control and power switching. Additional passive devices and programmable elements may be combined with these active devices to create innovative, highly integrated analog solutions.

Mobile, Computing, Consumer and Communication (MCCC)

We design, manufacture and market high-performance analog and mixed signal integrated circuits, low voltage power MOSFETs for mobile, consumer, computing, and communication applications. We have a leadership position in the power MOSFET market by leveraging our industry leading portfolio of PowerTrench® technology products. Our analog and mixed signal products are focused on the mobile end- markets and are the primary growth engine for the MCCC group.

We offer analog and mixed signal devices in a number of proprietary part types with an emphasis on serving the mobile market. The development of proprietary parts is largely driven by evolving end-system requirements such as extending battery life, improving audio quality, and USB connections. The drive for more features and capabilities in smart phones, drives the demand for higher performance of our products in the smallest form factor possible. Major competitors include Analog Devices, Inc., Linear Technology Corporation, Maxim Integrated Product, Inc., Micrel Inc, ON Semiconductor Corporation, ST Microelectronics N.V., Intersil Corporation, International Rectifier Corporation, Infineon Technologies AG, and Texas Instruments Incorporated.

Analog products monitor, interpret, and control continuously variable functions such as light, color, sound, and energy. Frequently, they form the interface with the digital world. We provide a wide range of analog products that perform such tasks as voltage regulation, audio amplification, power and signal switching and system management. Analog voltage regulation circuits are used to provide constant voltages as well as step up or step down voltage levels on a circuit board. These products enable improvements in power efficiency, lighting management, and improve charge times in ultraportable products. These products are used in a variety of mobile, computing, communications, and consumer applications.

In addition to the power analog and interface products we also offer signal path products. These include analog and digital switches, USB switches, video filters and high performance audio amplifiers. The analog switch functions are typically found in cellular handsets and other ultra portable applications. The video products provide a single chip solution to video filtering and amplification. Video filtering applications include set top boxes and digital television.

We believe our analog and mixed signal product portfolio is further enhanced by a broad offering of packaging solutions that we have developed. These solutions include surface mount devices, tiny packages, chip scale packages, and leadless carriers.

We also design, manufacture, and market power semiconductor solutions for computing, communications, mobile, consumer and industrial applications. Power semiconductor solutions include, power discrete MOSFETs, analog integrated circuits, and fully integrated multi-chip and monolithic power solutions.

Our power MOSFETs are primarily used in power delivery and power control applications. Power delivery and control applications are ubiquitous across data consumption, processing and communication applications and enable our customers to deliver increasing content and mobility to the consumer, business to business, and industrial markets. We produce advanced low power MOSFETs under our PowerTrench® brands. Examples of applications where our advanced power MOSFETs are used include smartphones, tablets, notebook PCs, high performance gaming, home entertainment systems, servers, data communication, and routers.

Fully integrated multi-chip and monolithic power solutions are devices that integrate analog and power discrete functions into a single module, offering further improvements in power consumption and critical space savings.

Power Conversion, Industrial and Automotive (PCIA)

We design, manufacture and market power discrete semiconductors, analog and mixed signal integrated circuits (ICs) for broad power conversion/power management, industrial, and automotive applications. Our products are building blocks that help convert a semi-regulated energy source (AC—alternating current or DC—direct current) to a regulated output for electronic systems (AC-DC, DC-AC, and DC-DC conversion). Our discrete devices are individual diodes or transistors that perform power switching, power conditioning and signal amplification functions in electronic circuits. Our analog and mixed signal ICs are used to control discrete semiconductors in applications such as power switching, conditioning, signal amplification, power distribution, and power consumption. Driving the demand and growth of our business is the increasing need for higher efficiency and higher power density for space savings. We are also seeing strong demand for our solutions which reduce the consumption of power when electronic devices are in standby mode. We manufacture discrete products using state of the art vertical DMOS MOSFETs, Insulated Gate Bipolar Transistors (IGBT), Bipolar, and ultrafast rectifier technologies. We manufacture analog and mixed signal ICs using a variety of bipolar (Bi), complementary metal oxide (CMOS), BiCMOS, and bipolar/CMOS/DMOS (BCDMOS) state of the art processes up to 1200V and down to 0.35µm (microns) minimum geometry. Major competitors include Infineon Technologies AG, ST MicroelectronicsN.V., International Rectifier Corporation, Toshiba Corporation, Mitsubishi Corporation, Texas Instruments Incorporated, Power Integrations, Inc., ON Semiconductor Corporation, NXP Semiconductors N.V., and Vishay Intertechnology, Inc.

Power MOSFETs are used in applications to switch, shape or transfer energy. These products are used in a variety of high-growth applications including solar inverters, uninterruptible power supplies (UPS), data centers & communications, motors, lighting, automotive, computing, displays, and industrial supplies. We produce advanced power MOSFETs under our SupreMOS®, SuperFET®, PowerTrench®, UniFET™ and QFET® brands. MOSFETs enable various end applications to achieve their design needs and efficiency goals.

IGBTs are high-voltage power discrete devices. They are used in switching applications for solar inverters, UPS, data centers & communications, motors, industrial, power supplies, displays, TVs, and automotive ignition systems. These applications require lower switching frequencies, higher power, and/or higher voltages than a power MOSFET can provide. We are a leading supplier of IGBTs. We have developed various planar and trench IGBT technologies for these applications.

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

We design and develop a line of proprietary, high-performance smart power modules or SPM® products targeted to various end applications in consumer white goods and industrial applications: room air conditioners, industrial power supplies, solar inverters, pumps, and industrial motors. These are multi-chip modules containing up to 28 components in a single package that includes diodes, power discrete IGBTs or MOSFETs, high voltage power management driver ICs, and current and temperature sensors. Similar modules, called APM, are used in automotive applications. These innovative products provide customers with a fully integrated power management solution designed to increase power efficiency, power density, system reliability, system functionality, and reduce engineering development time.

We sell custom and standard analog and mixed signal ICs to enable management of power systems. We design and manufacture power management semiconductors for line-powered and off-line powered systems that integrate or complement our Power MOSFETs to simplify engineering challenges to increase efficiency, increase power density for space savings, and reduce energy consumption. The integration improves system reliability by reducing the total number of components, while offering comparable robustness. We sell and market off-line and isolated DC-DC ICs, MOSFET and IGBT gate driver ICs, and power factor correction ICs to the consumer, computing, display, TV, lighting, and industrial segments.

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

MOSFET and IGBT Gate Driver IC products complement our off-line and isolated DC to DC, power MOSFETs, and IGBTs for applications from less than one hundred watts output to greater than 2kW. These gate drivers are often required for higher power MOSFETs and IGBTs applications where there is a need for higher efficiency, additional system functionality, and reduced design complexity.

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

Optoelectronics covers a wide range of semiconductor devices that emit and sense both visible and infrared light. We participate in the optocouplers and infrared device segments of the optoelectronics market. Optocouplers incorporate infrared emitter and detector combinations in a single package. These products are used to transmit signals between two electronic circuits while maintaining a safe electrical isolation between them. Major applications for these devices include power supplies, UPS, solar inverters, motor controls and power modules & industrial control system. Our focus in optoelectronics is aligned with our power management business, as these products are used extensively in power supplies and AC to DC power conversion applications. Major competitors for this business include Avago Technologies Ltd., Vishay Intertechnology, Inc and Liteon, Inc.

Standard Linear and Standard Discrete (SDT)

SDT combines the management of mature and multiple market products which provide generic solutions from the product lines discussed below.

Standard Diodes and Transistors products cover a wide range of semiconductor products including: MOSFET, junction field effect transistors (JFETs), high power bipolar, discrete small signal transistors, TVS, Zeners, rectifiers, bridge rectifiers, Schottky devices and diodes. Our parts can be found in almost every circuit with our portfolio focus geared towards meeting the needs of general power switching, power conditioning, circuit protection, and signal amplification functions in electronic circuits of computing, industrial, mobile, ultraportable, and consumer markets. The portfolio is enhanced with single and multichip solutions in industry leading small packages that add value with performance and minimal footprint on the PCB. Major competitors include International Rectifier Corporation, Diodes Incorporated, NXP Semiconductors N.V., ST Microelectronics N.V., ON Semiconductor Corporation and Vishay Intertechnology, Inc.

We design, manufacture and market analog integrated circuits for computing, consumer, communications, ultra-portable and industrial applications. These products are manufactured using bipolar, CMOS and BiCMOS technologies. Standard Linear solutions range from bipolar regulators, shunt regulators, low drop out regulators, standard op-amp/comparators, low voltage op-amps, and others. Analog voltage regulator circuits are used to provide constant voltages as well as to step up or step down voltage levels on a circuit board. Op-amps/comparators are designed specifically to operate from a single power supply over a wide range of voltages. We also offer low-voltage op-amps that provide a combination of low power, rail-to-rail performance, low voltage operation, and tiny package options which are well suited for use in personal electronics equipment.

There is continued growth for analog solutions as digital solutions require a bridge between real world signals and digital signals. Our product portfolio is further enhanced by a broad offering of packaging solutions that we have developed. These solutions include surface mount devices, tiny packages and leadless carriers. Major competitors include, ST Microelectronics N.V., ON Semiconductor Corporation and Texas Instruments Incorporated.

Infrared products consist of a variety of surface mount and thru-hole Sensors, Detectors and Emitters typically used in most major market segments with telecom and industrial applications presenting the largest opportunities. Historically our focus has been on customized solutions specializing in alignment and media sensing as well as industrial/medical applications. We have recently developed a line of Digital Ambient Light Sensing devices for use in the broader market. Key competitors are: Vishay Intertechnology, Inc, Osram Opto Semiconductors, OPTEK Technology, OMRON Corporation, Avago Technologies Ltd., and Kodenshi Corp.

Sales, Marketing and Distribution

For the year ended December 25, 2011, we derived approximately 66%, 29% and 5% of our net sales from distributors, original equipment manufacturers (OEMs), and electronic design and manufacturing services (EMS) customers, respectively, through our regional sales organizations. We operate regional sales organizations in Europe, with principal offices in Fuerstenfeldbruck, Germany; the Americas, with principal offices in Dallas, Texas; the Asia/Pacific region (which for these purposes excludes Japan and South Korea), with principal offices in Singapore; Japan, with principal offices in Tokyo; and South Korea, with principal offices in Seoul. A discussion of revenue by geographic region for each of the last three years can be found in Item 8, Note 17 of this report. Each of the regional sales organizations is supported by the logistics organization, which manages independently operated warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through warehouses that are owned and operated by us or by a third party provider.

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

Typically, distributors handle a wide variety of products and fill orders for many customers. Some of our sales to distributors are made under agreements allowing for market price fluctuations and the right of return on unsold merchandise, subject to time and volume limitations. Many of these distribution agreements contain a standard stock rotation provision allowing for maximum levels of inventory returns. In our experience, these inventory returns can usually be resold, although often at a discount. Manufacturer’s representatives generally do not offer products that compete directly with our products, but may carry complementary items manufactured by others. Manufacturer’s representatives, who are compensated on a commission basis, do not maintain a product inventory; instead, their customers place larger quantity orders directly with us and are referred to distributors for smaller orders.

Research and Development

Our expenditures for research and development for 2011, 2010 and 2009 were $153.4 million, $120.2 million and $99.7 million, respectively. These expenditures represented 9.7%, 7.5% and 8.4% of sales for 2011, 2010 and 2009, respectively. Advanced silicon processing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed, higher power density and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology for our classes of products. Our R&D efforts continue to be focused in part on new and innovative packaging solutions that make use of new assembly methods and new high performance packaging materials, as well as in exclusive and patent protected transistor structure development. We are also using our R&D resources to characterize and apply new materials in both our packaging and semiconductor device processing efforts.

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

Suzhou, China

Power Semiconductors (Diodes & Rectifiers, IGBTs, Integrated Power Solutions (SPM), MOSFETs, Transistors)

Power Management ICs (AC-DC: PWM (Combo) Controllers)

Automotive Products (Automotive Modules, Discrete Power Semiconductors, Intelligent Power Semiconductors)

We subcontract a minority portion of our wafer fabrication needs, primarily to Amkor Technology, Inc., Central Semiconductor Manufacturing Corporation, Macronix International Co. Ltd., Phenitec Semiconductors, Showa Denko Singapore (PTE) Ltd, and Taiwan Semiconductor Manufacturing Company. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include, Advance Semiconductor Engineering, Inc., AIC Semiconductor Sdn Bhd, Amkor Technology, AUK Semiconductor PTE, Ltd, GEM Services, Inc., Greatek Electronics, Inc., Hana Microelectronics Ltd, Liteon, Inc., Tak Cheong Electronics (Holdings) Co. Ltd, United Test and Assembly Center Thai Ltd., and Vigilant Technology Company, Ltd.

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper and aluminum wire, Alloy 42/Cu lead frames, mold compound, ceramic and other substrate material and some chemicals and gases. We obtain our raw materials and supplies from a large number of sources, adopting vendor-managed inventory and just-in-time delivery.

Backlog

Backlog at December 25, 2011 was approximately $540 million, down from approximately $915 million at December 26, 2010. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. In periods of depressed demand, customers tend to rely on shorter lead times available from suppliers, including us. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. Some of our products are currently in a period of decreased demand. Additionally, backlog is impacted by our manufacturing lead times, which have decreased on average from December 26, 2010 to December 25, 2011. As is customary in the semiconductor industry, we may allow our customers to cancel orders or delay deliveries within agreed upon parameters. Accordingly, our backlog at any time should not be used as an indication of future revenues. For further information on our backlog, see Risk Factors under the heading “We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues”.

Seasonality

Overall, our sales are closely linked to semiconductor and related electronics industry supply chain and channel inventory trends. We typically experience sequentially lower sales in our first and fourth quarters, with sales reaching a seasonal peak in the second or third quarter. However, economic events and the cyclical nature of the industry can alter these quarterly fluctuations.

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

Trademarks and Patents

As of December 25, 2011 we held 1,253 issued U.S. patents and 1,373 issued non-U.S. patents with expiration dates ranging from 2011 through 2030. We also have trademarks that are used in the conduct of our business to distinguish genuine Fairchild products. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as system and application knowledge, ability and experience of our personnel, the range and number of new products being developed by us, our market brand recognition, ongoing sales and marketing efforts, customer service, technical support and our manufacturing capabilities.

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

Our facilities in South Portland, Maine, and, to a lesser extent, West Jordan, Utah, have ongoing remediation projects to respond to releases of hazardous materials that occurred prior to our separation from National Semiconductor Corporation. National Semiconductor has agreed to indemnify Fairchild for the future costs of these projects and other environmental liabilities that existed at the time of our acquisition of those facilities from National Semiconductor in 1997. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented. National Semiconductor Corporation was purchased by Texas Instruments Incorporated during the fourth quarter of 2011 and Texas Instruments assumed the liability.

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

We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were nominal for 2011, 2010 and 2009. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

Employees

Our worldwide workforce consisted of 8,817 full and part-time employees as of December 25, 2011. We believe that our relations with our employees are satisfactory.

At December 25, 2011, 112 of our employees were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends June 1, 2015 and provides for guaranteed wage and benefit levels as well as employment security for union members. If a work stoppage were to occur, it could impact our ability to operate this facility. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.

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

Name	Age	Title
Mark S. Thompson	55	Chairman of the Board of Directors, President and Chief Executive Officer
Mark S. Frey	58	Executive Vice President, Chief Financial Officer and Treasurer
Allan Lam	52	Executive Vice President, Worldwide Sales and Marketing
Justin Chiang	49	Executive Vice President and General Manager, Power Conversion, Industrial and Automotive Products Group
Robin Goodwin	51	Executive Vice President, Manufacturing and Supply Chain
Paul D. Delva	49	Senior Vice President, General Counsel and Corporate Secretary
Daniel M. Kinzer	54	Senior Vice President, Chief Technology Officer
Kevin B. London	54	Senior Vice President, Human Resources and Administration
Robin A. Sawyer	44	Vice President, Corporate Controller

Mark S. Thompson, Chairman of the Board of Directors, President and Chief Executive Officer (CEO). Mr. Thompson joined Fairchild Semiconductor in November 2004 as Executive Vice President, Manufacturing and Technology group. He became President and Chief Executive Officer in May 2005 and was elected Chairman of the Board in May 2008. He became acting General Manager of the MCCC group in September of 2011. He has over 26 years of high technology experience. Prior to joining the company, Mr. Thompson had been Chief Executive Officer of Big Bear Networks since August 2001. He was previously Vice President and General Manager of Tyco Electronics, Power Components Division and, prior to its acquisition by Tyco, was Vice President of Raychem Corporation’s Electronics OEM division. Mr. Thompson is a director of American Science and Engineering, Inc. and Cooper Industries, PLC.

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

Robin Goodwin, Executive Vice President, Manufacturing and Supply Chain. Mr. Goodwin joined Fairchild Semiconductor as part of its founding in 1997, as the Director of Finance. He transitioned to supply chain management in 2001 and assumed the leadership position in developing Fairchild’s first global planning organization. He became Senior Vice President, Supply Chain Management in November 2005, and was promoted to his current position in May 2008. He has 29 years in the high technology industry in a combination of financial and supply chain management roles. Mr. Goodwin’s experience spans across OEMs, EMS and component suppliers.

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

Daniel M. Kinzer, Senior Vice President, Chief Technology Officer. Mr. Kinzer joined Fairchild Semiconductor in 2007 as Senior Vice President of Product and Technology Development. He was appointed Chief Technology Officer in 2011. He has over 30 years experience in research and development for semiconductor technologies. He is the inventor of over 70 U.S. patents and numerous non-U.S. patents, author of numerous scientific and trade articles and, served as General Chairman of the International Symposium on Power Semiconductor Devices and Integrated Circuits. He is a member of IEEE and EDS.

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

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is occasionally subject to double booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacture of products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower than expected demand. While we anticipate increasing demand in many of our markets, lower demand than anticipated may impact our customers’ target inventory levels. During 2011 channel inventory increased. We plan to focus on reducing channel inventories in early 2012,; however our current business forecasting is still qualified by the risk that our backlog may deteriorate as a result of customer cancellations.

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

We continue to take cost reduction initiatives to keep pace with the evolving economic and competitive conditions. These actions include closing our four-inch manufacturing line in South Korea and converting to 8 inch wafers in Salt Lake City, Utah, Bucheon, South Korea and South Portland, Maine. Additionally, we initiated several insourcing programs to replace higher-cost outside subcontractors with internal manufacturing, we lowered our materials costs and implemented workforce reductions in an effort to simplify operations, improve productivity and reduce costs.

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

We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of such research. We have non-exclusive licenses to some of our technology from National Semiconductor, Infineon, Samsung Electronics and other companies. These companies may license such technologies to others, including our competitors or may compete with us directly. In addition, National Semiconductor and Infineon have limited royalty-free, worldwide license rights to some of our technologies. National Semiconductor was purchased by Texas Instruments in 2011. If necessary or desirable, we may seek licenses under patents or intellectual property rights claimed by others. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for technologies we use could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technologies.

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

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Our manufacturing operations depend upon our ability to obtain adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. If the prices of these raw materials rise significantly we may be unable to pass on our increased operating expenses to our customers. This could result in decreased profit margins for the products in which the materials are used. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products in the past resulted in a number of claims for damages from customers. We purchase some of our raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Taiwan Semiconductor Manufacturing Company, Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, Macronix International Co. Ltd., and Phenitec Semiconductor. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include, Advance Semiconductor Engineering, Inc., AIC Semiconductor Sdn Bhd, Amkor Technology, AUK Semiconductor PTE, Ltd, GEM Services, Inc., Greatek Electronics, Inc., Hana Microelectronics Ltd, Liteon, Inc., Tak Cheong Electronics (Holdings) Co. Ltd, United Test and Assembly Center Thai Ltd., and Vigilant Technology Company, Ltd. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

Delays in expanding capacity at existing facilities, implementing new production techniques, or incurring problems associated with technical equipment malfunctions, all could adversely affect our manufacturing efficiencies.

Our manufacturing efficiency is an important factor in our profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. We are constantly looking for ways to expand capacity or improve efficiency at our manufacturing facilities. For example, we are currently in the process of converting our facilities in South Korea and Utah from 6 inch wafers to 8 inch wafers. As is common in the semiconductor industry, we may experience difficulty in completing transitions to new manufacturing processes at existing facilities. As a consequence, we have suffered delays in product deliveries or reduced yields in the past and may experience such delays again in the future.

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

Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), requires the SEC to promulgate new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The new disclosure rules will take effect after the first full fiscal year following the promulgation of the SEC’s final rules. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products free of conflict minerals.

Approximately two-thirds of our sales are made to distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.

Distributors accounted for 66% of our net sales for the year ended December 25, 2011. Our top five distributors worldwide accounted for 19% of our net sales for the year ended December 25, 2011. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

If we must reduce our use of equity awards to compensate our employees, our competitiveness in the employee marketplace could be adversely affected. Our results of operations could vary as a result of changes in our stock-based compensation programs.

Like most technology companies, we have a history of using employee stock based incentive programs to recruit and retain our workforce in a competitive employment marketplace. Our success will depend in part upon the continued use of stock options, restricted stock units, deferred stock units and performance-based equity awards as a compensation tool. While this is a routine practice in many parts of the world, foreign exchange and income tax regulations in some countries make this practice more and more difficult. Such regulations tend to diminish the value of equity compensation to our employees in those countries. With regard to all equity based compensation, our current practice is to seek stockholder approval for increases in the number of shares available for grant under the Fairchild Semiconductor 2007 Stock Plan as well as other amendments that may be adopted from time to time which require stockholder approval. If these proposals do not receive stockholder approval, we may not be able to grant stock options and other equity awards to employees at the same levels as in the past, which could adversely affect our ability to attract, retain and motivate qualified personnel, and we may need to increase cash compensation in order to attract, retain and motivate employees, which could adversely affect our results of operations. Additionally, since 2009 we have relied almost exclusively on grants of restricted stock units and performance based equity awards in place of stock options. While we believe that our compensation policies are competitive with our peers, we cannot provide any assurance that we have not, and will not continue in the future to lose opportunities to recruit and retain key employees as a result of these changes.

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

Our manufacturing facilities in China, South Korea, Malaysia, the Philippines and many of the third party contractors and suppliers that we currently use are located in countries that are in seismically active regions of the world where earthquakes and other natural disasters, such as floods and typhoons may occur. While we take precautions to mitigate these risks, we cannot be certain that they will be adequate to protect our facilities in the event of a major earthquake, flood, typhoon or other natural disaster. Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and would not cover us for lost business. As a result, a natural disaster in one of these regions could severely disrupt the operation of our business and have a material adverse effect on our financial condition and results of operations.

Natural disasters could affect our supply chain or our customer base which, in turn, could have a negative impact on our business, the cost of and demand for our products and our results of operations.

While the earthquake and tsunami in Japan and flooding in Thailand did not materially impact us, the occurrence of natural disasters in certain regions, could have a negative impact on our supply chain, our ability to deliver products, the cost of our products and the demand for our products. These events could cause consumer confidence and spending to decrease or result in increased volatility to the U.S. and worldwide economies. Any such occurrences could have a material adverse effect on our business, our results of operations and our financial condition.

Our international operations subject our company to risks not faced by domestic competitors.

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 74% of our revenues in 2011 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 11% of our revenue for the year ended December 25, 2011.

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

Some of our foreign subsidiaries have been granted preferential income tax or other tax holidays as an incentive for locating in those jurisdictions. A change in the foreign tax laws or in the construction of the foreign tax laws governing these tax holidays, or our failure to comply with the terms and conditions governing the tax holidays, could result in us not recognizing the anticipated benefits we derive from them, which would decrease our profitability in those jurisdictions. While we continue to monitor the tax holidays, the income tax laws governing the tax holidays, and our compliance with the terms and conditions of the tax holidays, there is still a risk that we may not be able to recognize the anticipated benefits of these tax holidays.

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

Although most of our known environmental liabilities are covered by indemnification agreements with Raytheon Company, National Semiconductor Corporation, Samsung Electronics and Intersil Corporation, these indemnities are limited to conditions that occurred prior to the consummation of the transactions through which we acquired facilities from those companies. National Semiconductor was purchased by Texas Instruments in 2011. Moreover, we cannot assure you that their indemnity obligations to us for the covered liabilities will be available, or, if available, adequate to protect us.

Our senior credit facility limits our flexibility and places restrictions on the manner in which we run our operations.

At December 25, 2011 we had total debt of $300.1 million and the ratio of this debt to equity was approximately 0.2 to 1. As of December 25, 2011, our credit facility consists of a $400 million in a revolving line of credit. Adjusted for outstanding letters of credit, we had up to $98.7 million available under the revolving loan portion of the senior credit facility. In addition, there is a $150 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of December 25, 2011, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We have investments in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

As of December 25, 2011, we owned auction rate securities with a par value of $49.5 million and market value of $29.8 million. We originally purchased these securities believing them to be safe, short-term and highly liquid investments. However, as a result of the systemic failure of the auction rate securities market, these securities are no longer liquid. While we continue to accrue and receive interest on these securities at the contractual rate, there can be no assurance that there will ever be an active market for our auction rate securities. Uncertainties in the credit and capital markets could lead to further downgrades of our auction rate securities and additional impairments. Additionally, auction failures have limited our ability to fully recover the par value of our investment in the short term and even if we hold the securities to maturity, the long-term value of the auction rate securities may potentially be impacted by issuer defaults. We do not anticipate that the lack of liquidity or future downgrades and impairments will materially impact our ability to fund out working capital needs, capital expenditures or other business requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have no unresolved comments from the Securities and Exchange Commission as of February 23, 2012.

ITEM 2.	PROPERTIES

We maintain manufacturing and office facilities around the world including the U.S., Asia and Europe. The following table provides information about these facilities at December 25, 2011.

Location	Owned	Leased	Use	Business Segment
Bucheon, South Korea	X		Manufacturing, office facilities and design center.	PCIA and SDT
Cebu, Philippines	X	X	Manufacturing, warehouse and office facilities.	MCCC, PCIA and SDT
Fuerstenfeldbruck, Germany		X	Office facilities.	—
Hwasung City, South Korea	X		Warehouse space.	—
Kowloon, Hong Kong		X	Office facilities.	—
Colorado Springs, Colorado		X	Office facilities and design center.	MCCC
Mountaintop, Pennsylvania	X		Manufacturing and office facilities.	MCCC and PCIA
Munich, Germany		X	Office facilities and design center.	PCIA
Oulu, Finland		X	Office facilities and design center.	MCCC
Penang, Malaysia	X	X	Manufacturing, warehouse and office facilities.	MCCC, PCIA and SDT
San Jose, California		X	Office facilities and design center.	MCCC and PCIA
Irvine, California		X	Office facilities and design center.	MCCC
Seoul, South Korea		X	Office facilities.	—
Shanghai, China		X	Office facilities.	—
Bejing, China		X	Office facilities.	—
Singapore		X	Office facilities.	—
South Portland, Maine		X	Office facilities.	—
South Portland, Maine	X	X	Manufacturing, office facilities and design center.	MCCC, PCIA and SDT
Suzhou, China	X		Manufacturing, warehouse and office facilities.	MCCC, PCIA and SDT
Taipei, Taiwan		X	Office facilities, warehouse and design center.	PCIA
Tokyo, Japan		X	Office facilities.	—
West Jordan, Utah	X		Manufacturing and office facilities.	MCCC
Wooton-Bassett, England		X	Office facilities.	—

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of our PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against us. We voluntarily stopped U.S. sales and importation of those products in 2007 and have been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. The new trial was held in June of 2009 and then in January of 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We have challenged the final damages award, willfulness finding and other issues on appeal. On January 11, 2012, the U.S. Court of Appeals for the Federal Circuit heard oral arguments of our appeal and we anticipate a ruling prior to the end of 2012.

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

Both lawsuits have been consolidated and will be heard together in Delaware District Court. The trial is currently scheduled for April of 2012.

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

POWI 4: On February 10, 2010 Fairchild and System General filed a lawsuit in Suzhou, China against four Power Integrations entities and seven vendors. The lawsuit claims that Power Integrations violates certain Fairchild/System General patents. Fairchild is seeking an injunction against the Power Integration products and over $17.0 million in damages. Power Integrations attempted to have the Fairchild/System General patents declared invalid in proceedings before the Chinese patent office. In January 2012, a hearing was held in court in Suzhou, China. We anticipate the court will rule on the case sometime before the end of fiscal 2012.

Other Legal Claims. From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

We analyze the potential litigation outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, we group contingencies into three categories. The first category represents a remote possibility of a loss. For contingencies in this category, we do not record a reserve or perform an assessment of a range of possible loss. The second category represents reasonably possible losses. For this category, we assess the range of possible losses but do not record a reserve. We believe the range of possible losses for contingencies in this category is approximately zero to $5.0 million. The third category represents losses we believe are probable. For these probable losses we believe the best estimate of losses to be $13.1 million as of December 25, 2011 and have recorded this as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and/or resolving these claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period beginning September 25, 2011 and ending on December 25, 2011.

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

	High	Low
2011
Fourth Quarter (from September 26, 2011 to December 25, 2011)	$15.38	$10.40
Third Quarter (from June 27, 2011 to September 25, 2011)	$17.51	$11.76
Second Quarter (from March 28, 2011 to June 26, 2011)	$20.97	$15.41
First Quarter (from December 27, 2010 to March 27, 2011)	$19.65	$15.57

2010
Fourth Quarter (from September 27, 2010 to December 26, 2010)	$15.80	$8.93
Third Quarter (from June 28, 2010 to September 26, 2010)	$10.63	$7.71
Second Quarter (from March 29, 2010 to June 27, 2010)	$12.73	$8.59
First Quarter (from December 28, 2009 to March 28, 2010)	$10.90	$8.56

As of February 17, 2012 there were approximately 157 holders of record of our Common Stock. We have not paid dividends on our common stock in any of the years presented above. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make. See Item 7, Liquidity and Capital Resources and Note 7 to our Consolidated Financial Statements contained in Item 8 of this report, for further information about restrictions to our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Programs

The following table provides information about the number of stock options, deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs) outstanding and authorized for issuance under all equity compensation plans of the company on December 25, 2011. The notes under the table provide important additional information.

	Number of Shares of Common Stock Issuable Upon the Exercise of Outstanding Options, DSUs, RSUs and PUs (1)	Weighted-Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining Available for Future Issuance (Excluding Shares Underlying Outstanding Options, DSUs, RSUs and PUs) (3)
Equity compensation plans approved by stockholders (4)	12,508,929	$19.46	5,176,535
Equity compensation plans not approved by stockholders (5)	275,000	17.00	0

Total	12,783,929	$19.36	5,176,535

(1)	Other than as described here, the company had no warrants or rights outstanding or available for issuance under any equity compensation plan at December 25, 2011.
(2)	Does not include shares subject to DSUs, RSUs or PUs, which do not have an exercise price.
(3)	Represents 258,427 shares under the 2000 Executive Stock Option Plan (2000 Executive Plan) and 4,918,108 shares under the Fairchild Semiconductor 2007 Stock Plan (2007 Stock Plan). There were no shares remaining available for future issuance under the Fairchild Semiconductor Stock Plan (Stock Plan) on December 25, 2011.
(4)	Shares issuable include 1,135,372 options under the 2000 Executive Plan, 4,384,705 options under the Stock Plan and 674,107 options, 304,596 DSUs, 4,454,189 RSUs, and 1,555,960 PUs under the 2007 Stock Plan.

(5)	Represents 200,000 options granted in December 2004 to Mr. Thompson, and 75,000 options granted to Mr. Frey, in March 2006, as recruitment-related grants. These equity awards were made under the NYSE exemption for employment inducement awards. The equity awards are covered by separate award agreements. The options vest in equal installments over the four-year period following their grant date, have an eight-year term and have an exercise price per share equal to the fair market value of the company’s common stock on the grant date.

The material terms of the 2000 Executive Plan, the Stock Plan and the 2007 Stock Plan are described in Note 8 to the company’s Consolidated Financial Statements contained in Item 8 of this report, and the three plans are included as exhibits to this report.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the fourth quarter of 2011. The following table provides information with respect to purchases made by the company of its own common stock during the fourth quarter of 2011.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 26, 2011 - October 23, 2011	500,000	$12.75	—	—
October 24, 2011 - November 20, 2011	200,000	13.97	—	—
November 21, 2011 - December 25, 2010	—	—	—	—

Total	700,000	$13.10	—	—

Stockholder Return Performance

The following graph compares the change in total stockholder return on the company’s common stock against the total return of the Standard & Poor’s 500 Index and the Philadelphia Stock Exchange Semiconductor Index from December 29, 2006, the last day our common stock was traded on the New York Stock Exchange before the beginning of our fifth preceding fiscal year, to December 23, 2011, the last trading day in our fiscal year ended December 25, 2011. Total return to stockholders is measured by dividing the per-share price change for the period by the share price at the beginning of the period. The graph assumes that investments of $100 were made on December 29, 2006 in our common stock and in each of the indexes.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data as of December 25, 2011 and December 26, 2010 and for the years ended December 25, 2011, December 26, 2010, and December 27, 2009 are derived from our audited Consolidated Financial Statements, contained in Item 8 of this report. The historical consolidated financial data as of December 27, 2009, December 28, 2008 and December 30, 2007 and for the years ended December 28, 2008 and December 30, 2007 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted net income and loss, adjusted gross margin, adjusted R&D and SG&A, and free cash flow are also included in the table below and are non-GAAP financial measures and should not be considered replacement for GAAP results. We present the adjusted results because we use them as additional measures of our operating performance, and believe the adjusted financial information is useful to investors because it illuminates underlying operational trends by excluding significant non-recurring or otherwise unusual transactions not related to our base business. Our criteria for determining adjusted results may differ from methods used by other companies and should not be considered as alternatives to net income or loss, gross margin, or other measures of consolidated operations and cash flow data prepared in accordance with US GAAP as indicators of our operating performance or as alternatives to cash flow as a measure of liquidity.

Our results for the years ended December 25, 2011, December 26, 2010, December 27, 2009, December 28, 2008, and December 30, 2007 each consist of 52 weeks.

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$1,588.8	$1,599.7	$1,187.5	$1,574.2	$1,670.2
Total gross margin	559.2	563.0	290.3	455.4	490.5
% of total revenue	35.2%	35.2%	24.4%	28.9%	29.4%
Net income (loss)	145.5	153.2	(60.2)	(167.4)	64.0

Net income (loss) per common share:
Basic	$1.15	$1.23	$(0.49)	$(1.35)	$0.52
Diluted	$1.12	$1.20	$(0.49)	$(1.35)	$0.51

Consolidated Balance Sheet Data
(End of Period):
Inventories	$234.2	$232.7	$189.5	$231.0	$243.5
Total assets	1,936.9	1,849.1	1,762.4	1,849.8	2,132.6
Current portion of long-term debt	0.0	3.8	5.3	5.3	203.7
Long-term debt, less current portion	300.1	316.9	466.9	529.9	385.9
Stockholders’ equity	1,322.2	1,176.3	1,026.6	1,057.1	1,218.5

Other Financial Data:
Research and development	$153.4	$120.2	$99.7	$112.9	$109.8
Depreciation and other amortization	150.5	156.3	160.4	114.5	103.5
Amortization of acquisition-related intangibles	19.7	22.4	22.3	22.1	23.5
Net interest expense	4.6	7.2	18.0	22.3	19.6
Capital expenditures	186.4	158.0	59.8	168.7	140.4
Adjusted net income	169.7	193.2	1.2	86.4	113.7
Adjusted gross margin	561.4	565.7	299.5	455.4	494.2
% of total revenue	35.3%	35.4%	25.2%	28.9%	29.6%
Free cash flow	82.1	174.5	128.6	16.7	50.2

We did not pay cash dividends on our common stock in any of the years presented above.

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007
Reconciliation of Net Income (Loss) to Adjusted Net Income
Net Income (Loss)	$145.5	$153.2	$(60.2)	$(167.4)	$64.0
Adjustments to reconcile net income (loss) to adjusted net income:
Restructuring and impairments, net	2.8	7.0	27.9	29.2	10.8
Purchased in-process research and development	—	—	—	—	3.9
Impairment (gain) on equity investment	—	—	2.1	—	—
Gain associated with debt buyback	—	—	(2.0)	—	—
Accelerated depreciation on assets related to fab closure	0.7	2.9	8.8	—	—
Write-off of deferred financing fees	2.1	2.1	—	—	—
Inventory write-off associated with fab closure	(0.2)	(0.2)	0.4	—	—
Charge (release) for litigation	—	8.0	6.0	(3.3)	9.5
(Gain) loss on sale of product line, net	—	—	—	—	0.4
Impairment of investments	—	—	—	19.0	—
Costs associated with the redemption of convertible debt	—	—	—	0.4	—
Goodwill impairment charge	—	—	—	203.3	—
Change in retirement plans	2.7	—	—	—	—
Amortization of acquisition-related intangibles	19.7	22.4	22.3	22.1	23.5
System General purchase accounting charges	—	—	—	—	3.7
Less associated tax effects of the above and other acquistion-related intangibles	(3.6)	(2.2)	(4.1)	(14.4)	(3.0)
Tax benefits from finalized tax filings and positions	—	—	—	(2.5)	0.9

Adjusted Net Income	$169.7	$193.2	$1.2	$86.4	$113.7

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007
Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$559.2	$563.0	$290.3	$455.4	$490.5
Adjustments to reconcile gross margin to adjusted gross margin:
Change in retirement plans	1.7
Accelerated depreciation on assets related to fab closure	0.7	2.9	8.8	—	—
Inventory write-off associated with fab closure	(0.2)	(0.2)	0.4	—	—
System General purchase accounting charges	—	—	—	—	3.7

Adjusted gross margin	$561.4	$565.7	$299.5	$455.4	$494.2

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007
Reconciliation of R&D and SG&A to Adjusted R&D and SG&A
R&D and SG&A	$371.8	$341.0	$279.0	$330.6	$340.1
Adjustments to reconcile R&D and SG&A to adjusted R&D and SG&A:
Change in retirement plans	(1.0)	—	—	—	—

Adjusted R&D and SG&A	$370.8	$341.0	$279.0	$330.6	$340.1

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007
Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by (used in) operating activities	$268.5	$332.5	$188.4	$185.4	$190.6
Capital Expeditures	186.4	158.0	59.8	168.7	140.4

Free Cash Flow	$82.1	$174.5	$128.6	$16.7	$50.2

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2011, we invested heavily in our business to upgrade technologies, acquire new capabilities and to fund R&D. We invested a significant amount of capital in 2011 to convert to 8 inch wafer manufacturing at several of our wafer manufacturing facilities. Two facilities have fully converted to 8 inch manufacturing and the other two are well on their way. We expect this transition to enable lower costs and improved margins for years to come. We acquired two businesses over the last eighteen months to improve our capabilities in silicon carbide and MEMS sensor technologies. We expect these new capabilities to enhance our content in a wide range of industrial, alternative energy, automotive, consumer and mobile applications.

In addition to investing in the business, we refinanced our senior credit facility, reduced our debt and ended the year with an improved balance sheet. We also repurchased 2.8 million shares of our own stock throughout the course of the year. We believe Fairchild is in the strongest position in its history to take advantage of anticipated improving demand in 2012.

We strive to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. While our goal is to manage our production output to maintain channel inventories within a target range of 7.5 to 8.5 weeks, at the end of the fourth quarter, our channel inventories were at 12 weeks due to lower end demand. We plan to focus on reducing channel inventories in early 2012. At the end of the fourth quarter of 2011 internal inventories were at $234.2 million, an increase of only $1.5 million over the end of 2010.

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

Standard Discrete and Standard Linear (SDT) products are core building block components for many electronic applications. This segment employs a more simplified and focused operating model to make the selling and support of these products easier and more profitable. The right operational structure and part portfolio should enable our standard products group to continue to generate solid cash flow with minimal investment.

Our results for the years ended December 25, 2011, December 26, 2010, and December 27, 2009 each consist of 52 weeks.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our audited consolidated financial statements as well as certain unaudited non-GAAP financial measures.

	Year Ended
	December 25, 2011		December 26, 2010		December 27, 2009
	(Dollars in millions)
Total revenues	$1,588.8	100.0%	$1,599.7	100.0%	$1,187.5	100.0%
Gross margin	559.2	35.2%	563.0	35.2%	290.3	24.4%

Operating Expenses:
Research and development	153.4	9.7%	120.2	7.5%	99.7	8.4%
Selling, general and administrative	218.4	13.7%	220.8	13.8%	179.3	15.1%
Amortization of acquisition-related intangibles	19.7	1.2%	22.4	1.4%	22.3	1.9%
Restructuring and impairments	2.8	0.2%	7.0	0.4%	27.9	2.3%
Charge (release) for litigation	—	0.0%	8.0	0.5%	6.0	0.5%

Total operating expenses	394.3	24.8%	378.4	23.7%	335.2	28.2%

Operating income (loss)	164.9	10.4%	184.6	11.5%	(44.9)	-3.8%

Other expense, net	7.2	0.5%	9.9	0.6%	18.4	1.5%

Income (loss) before income taxes	157.7	9.9%	174.7	10.9%	(63.3)	-5.3%

Provision (benefit) for income taxes	12.2	0.8%	21.5	1.3%	(3.1)	-0.3%

Net income (loss)	$145.5	9.2%	$153.2	9.6%	$(60.2)	-5.1%

Unaudited NonGAAP Measures
Adjusted net income	$169.7		$193.2		$1.2
Adjusted Gross margin	561.4	35.3%	565.7	35.4%	299.5	25.2%
Adjusted R&D and SG&A	370.8		341.0		279.0
Free Cash Flow	82.1		174.5		128.6

Year Ended December 25, 2011 Compared to Year Ended December 26, 2010

Total Revenues

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Total revenues	$1,588.8	$1,599.7	$(10.9)	-0.7%

In 2011, unit volumes sold contributed approximately 13% of the revenue decrease over 2010. This was offset by a 12% increase in average selling prices driven by an improvement in product mix.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for 2011 and 2010.

	Year Ended
	December 25, 2011	December 26, 2010
United States	10%	11%
Other Americas	2	3
Europe	13	14
China	33	33
Taiwan	14	14
Korea	11	13
Other Asia/Pacific	17	12

Total	100%	100%

The decrease in Korean revenue was driven by a weak consumer market, primarily caused by decreased sales of LCD and plasma televisions. The increase in other Asia/Pacific revenue was driven by strong mobile business in Singapore as well as increased demand in our Japan sales region in the industrial electronic market. All other locations had minimal percentage changes.

Gross Margin

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Gross Margin $	$559.2	$563.0	$(3.8)	-0.7%
Gross Margin %	35.2%	35.2%	—	—

The slight decrease in gross margin dollars in 2011 was driven by decreased revenue as well as increased expenses from 8-inch conversion costs, changes in currency rates, and increased commodity prices and labor costs in 2011.

Adjusted Gross Margin

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted Gross Margin $	$561.4	$565.7	$(4.3)	-0.8%
Adjusted Gross Margin %	35.3%	35.4%	—	0.1%

Adjusted gross margin dollars decreased slightly when compared to 2010 for the same reasons listed above. Adjusted gross margin does not include the accelerated depreciation and inventory write-offs due to the previously planned closure of the Mountaintop facility and the expense associated with a change in retirement plans at two of our Asian locations. See reconciliation of gross margin to adjusted gross margin in item 6.

Operating Expenses

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Research and development	$153.4	$120.2	$33.2	27.6%
Selling, general and administrative	$218.4	$220.8	$(2.4)	-1.1%

Research and development (R&D) expenses increased during 2011 as compared to 2010 as a result of increased investment in R&D programs and resources, including costs associated with the design center in Irvine, California that was purchased in the third quarter of 2010, the acquisition of a MEMs business in December 2010, and the TranSiC™ acquisition in the first quarter of 2011. These increases were offset slightly by decreases in variable compensation expenses. Selling, general and administrative expenses decreased slightly in 2011 as compared to 2010 driven by a decrease in variable compensation expenses which was offset in part by an increase in equity compensation expense.

Adjusted Operating Expenses

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted R&D and SG&A	$370.8	$341.0	$29.8	8.7%

Adjusted operating expenses increased for the same reasons listed above. Adjusted gross margin does not include the expense associated with a change in retirement plans at two of our Asian locations.

Restructuring and Impairments

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Restructuring and impairments	$2.8	$7.0	$(4.2)	-60.0%

During 2011, we recorded restructuring and impairment charges, net of releases, totaling $2.8 million. The charges included $5.4 million in employee separation costs and $0.2 million in reserve releases, all associated with the 2011 Infrastructure Realignment Program. In addition during 2011, we recorded $3.6 million in employee separation costs and $0.4 million in reserve releases associated with the 2010 Infrastructure Realignment Program. We also recorded $1.9 million of employee separation costs, $0.7 million of fab closure costs, and $8.2 million in reserve releases in 2011, all associated with the 2009 Infrastructure Realignment Program. This large release was driven by our decision to keep open the Mountain Top facility reversing the March 2009 announcement to close the site. Since the original announcement, we have experienced strong growth and profitability in the High Voltage and Automotive businesses. The company expects to continue the expansion of these businesses and determined that retaining the Mountain Top facility will be essential to our automotive customers’ current and future needs. As a result of this decision, we released the reserves related to Mountain Top restructuring action and paid out previously accrued employee stay-on bonuses.

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

The 2009 Infrastructure Realignment Program includes costs associated with the previously planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy. The consolidation of the South Korea fabrication processes was completed in 2011

Charge (Release) for Litigation. In 2010, we increased our reserves for potential litigation outcomes by $8.0 million as a result of the willfulness ruling in the POW1 litigation.

Other Expense, net. The following table presents a summary of Other expense, net for 2011 and 2010, respectively.

	Year Ended
	December 25, 2011	December 26, 2010
	(In millions)
Interest expense	$7.3	$10.0
Interest income	(2.7)	(2.8)
Other (income) expense, net	2.6	2.7

Other expense, net	$7.2	$9.9

Interest expense. Interest expense in 2011 decreased $2.7 million as compared to 2010, primarily due to lower interest rates on outstanding debt and lower debt balances.

Interest income. Interest income in 2011 decreased $0.1 million as compared to 2010, as a result of slightly lower rates of return.

Income Taxes

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Income before income taxes	$157.7	$174.7	$(17.0)	-9.7%
Provision for income taxes	$12.2	$21.5	$(9.3)	-43.3%

The effective tax rate for 2011 was 7.7% compared to 12.3% for 2010. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates, foreign currency revaluations of tax assets and liabilities, and foreign tax withholding liabilities. In 2010, we decreased unrecognized tax benefits by $10.4 million representing the settlement of a Korea income tax audit. The decrease was due to cash payments payable to the taxing authority along with the effective settlement of other unrecognized tax benefits. There was no net material impact to the effective tax rate as a result of the settlement of the Korea income tax audit. In 2011, the valuation allowance on the company’s deferred tax assets decreased by $34.6 million as deferred tax assets decreased due to the utilization of net operating losses, other company tax attributes, and a partial release of the valuation allowance based upon the realizability of existing Malaysian tax attributes. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the FASB Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of December 25, 2011, we have recorded a deferred tax liability of $1.6 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Free Cash Flow	$82.1	$174.5	$(92.4)	-53.0%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free Cash flow decreased approximately $92.4 million in 2011 as a result of decreased cash provided by operating activities as well as increase in capital expenditures of $28.4 million. See Free Cash Flow reconciliation in Item 6.

Reportable Segments. The following table represents comparative disclosures of revenue and gross margin of our reportable segments.

	Year Ended
	Dec 25, 2011				Dec 26, 2010
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$642.3	40.4%	37.3%	$123.6	$657.6	41.1%	38.5%	$155.7
PCIA	798.1	50.2%	36.4%	206.9	755.9	47.3%	36.5%	201.5
SDT	148.4	9.3%	24.1%	28.1	186.2	11.6%	25.0%	39.7
Corporate (1)	0.0	0.0%	0.0%	(193.7)	0.0	0.0%	0.0%	(212.3)

Total	$1,588.8	100.0%	35.2%	$164.9	$1,599.7	100.0%	35.2%	$184.6

(1)	In 2011, Corporate includes $24.8 million of stock-based compensation expense, $2.8 million of restructuring and impairments expense, $3.3 million of other costs which consist of expenses associated with a change to defined contribution plans in Korea and Japan and accelerated depreciation related to the previously planned closure of the Mountaintop facility, and $162.8 of SG&A expenses. In 2010, Corporate includes $20.9 million of stock-based compensation expense, $7.0 million of restructuring and impairments expense, $8.0 million of litigation charges, $7.1 million of other costs which consist primarily of accelerated depreciation related to the previously planned closure of the Mountaintop facility and the eight inch conversion process at the Salt Lake facility, and $169.3 of SG&A expenses.

MCCC

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$642.3	$657.6	$(15.3)	-2.3%
Gross Margin $	$239.3	$253.1	$(13.8)	-5.5%
Gross Margin %	37.3%	38.5%		-1.2%
Operating Income	$123.6	$155.7	$(32.1)	-20.6%

MCCC’s revenue decrease in 2011 was primarily driven by lower unit sales of our MOSFET products as there was reduced demand in the computing market. Strong sales of mobile analog products, higher average selling prices and new product introductions helped to mitigate the lower unit sales. Lower gross margin was primarily driven by our Low Voltage Group, which experienced lower utilization and pricing pressure on its commodity products. We also took pricing actions to reduce our mix of low-margin, mature logic product. In addition higher material and energy costs and underutilization in several of our manufacturing facilities and 8 inch conversion costs at our Salt Lake manufacturing facility also drove the overall decrease in gross margin. Gross margin for our Mobile Solutions group improved over 2010 as a result of our strong product portfolio which helped to mitigate the decreased gross margin from Low Voltage.

MCCC’s operating income decreased as a result of lower gross margins in 2011 and increased R&D expenses. The increase in R&D resulted from an increased investment in R&D programs focused primarily on MPS, signal conditioning and switch products as well as additional spending as a result of the MEMS Company we acquired during the fourth quarter of 2010 and the design center we purchased in the third quarter of 2010.

PCIA

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$798.1	$755.9	$42.2	5.6%
Gross Margin $	$290.8	$275.9	$14.9	5.4%
Gross Margin %	36.4%	36.5%		-0.1%
Operating Income	$206.9	$201.5	$5.4	2.7%

PCIA’s revenue was higher in the auto and high voltage product lines driven by higher average selling prices and sales of our smart power modules, high voltage MOSFETS, IGBT’s, and continued demand for our electronic power steering modules, and ignition IGBT products. The increased revenue in the auto and high voltage groups was offset by a decrease in power conversion revenues from weakness in the consumer electronics market. Higher gross margin dollars were driven by increased revenue and improved product mix. However this was offset by higher material costs, 8-inch conversion costs, and an unfavorable impact from a strengthening of the Korean Won and the Taiwan Dollar resulting in a slightly lower gross margin percent.

PCIA’s increased operating income in 2011 was mainly attributed to higher gross margin dollars as mentioned above. The increase was partially offset by higher R&D and SG&A expenses as a result of increased investment in R&D programs, the acquisition of TranSiC in the first quarter of 2011, as well as increased headcount, travel, and an unfavorable impact from a strengthening of the Korean Won and Taiwan Dollar.

SDT

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$148.4	$186.2	$(37.8)	-20.3%
Gross Margin $	$35.7	$46.7	$(11.0)	-23.6%
Gross Margin %	24.1%	25.0%		-0.9%
Operating Income	$28.1	$39.7	$(11.6)	-29.2%

An increase in average selling prices for SDT was offset by a decrease in the numbers of units sold as we strategically target a richer portfolio of products with higher selling prices. Decreased gross margin was driven by lower revenue.

SDT’s decrease in operating income was due primarily to lower gross margin dollars. Operating expenses were also up slightly in the 2011 resulting from higher R&D expense and sales and marketing expenses.

Year Ended December 26, 2010 Compared to Year Ended December 27, 2009

Total Revenues

	Year Ended
	December 26, 2010	December 27, 2009	$ Change Inc (Dec)	% Change Inc (Dec)
Total revenues	$1,599.7	$1,187.5	$412.2	34.7%

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

Gross Margin

	Year Ended
	December 26, 2010	December 27, 2009	$ Change Inc (Dec)	% Change Inc (Dec)
Gross Margin $	$563.0	$290.3	$272.7	93.9%
Gross Margin %	35.2%	24.4%	—	10.7%

The increase in gross margin is due to increased revenue, higher unit volumes, improvement in product mix, and lower manufacturing unit costs as a result of higher factory utilization due to higher demand.

Adjusted Gross Margin

	Year Ended
	December 26, 2010	December 27, 2009	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted Gross Margin $	$565.7	$299.5	$266.2	88.9%
Adjusted Gross Margin %	35.4%	25.2%	—	10.1%

In 2010, adjusted gross margin dollars and adjusted gross margin percent improved as compared to 2009 for the reasons listed above. Adjusted gross margin does not include the accelerated depreciation due to the previously planned closure of the Mountaintop facility. See reconciliation of gross margin to adjusted gross margin in item 6.

Operating Expenses

	Year Ended
	December 26, 2010	December 27, 2009	$ Change Inc (Dec)	% Change Inc (Dec)
Research and development	$120.2	$99.7	$20.5	20.6%
Selling, general and administrative	$220.8	$179.3	$41.5	23.1%

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

Restructuring and Impairment.

	Year Ended
	December 26, 2010	December 27, 2009	$ Change Inc (Dec)	% Change Inc (Dec)
Restructuring and impairments	$7.0	$27.9	$(20.9)	-74.9%

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

The 2009 Infrastructure Realignment Program includes costs associated with the previously planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy.

The consolidation of the South Korea fabrication processes and the previously planned closure of the Mountaintop facility were expected to be completed during the second quarter of 2011. During 2011 we decided to keep open the Mountaintop facility reversing the 2009 announcement to close the site.

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

Interest income. Interest income in 2010 decreased $0.6 million as compared to 2009, as a result of lower rates of return.

Income Taxes

	Year Ended
	December 26, 2010	December 27, 2009	$ Change Inc (Dec)	% Change Inc (Dec)
Income (loss) before income taxes	$174.7	$(63.3)	$238.0	-376.0%
Provision (benefit) for income taxes	$21.5	$(3.1)	$24.6	-793.5%

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

Free Cash Flow

	Year Ended
	December 26, 2010	December 27, 2009	$ Change Inc (Dec)	% Change Inc (Dec)
Free Cash Flow	$174.5	$128.6	$45.9	35.7%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free Cash flow increased in 2010 as a result of increased cash provided by operating activities offset by an increase in capital expenditures of $98.2 million. See Free Cash Flow reconciliation in Item 6.

Reportable Segments. The following table represents comparative disclosures of revenue and gross margin of our reportable segments.

	Year Ended
	December 26, 2010				December 27, 2009
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$657.6	41.1%	38.5%	$155.7	$525.7	44.3%	29.1%	$74.2
PCIA	755.9	47.3%	36.5%	201.5	526.0	44.3%	25.5%	69.5
SDT	186.2	11.6%	25.0%	39.7	135.8	11.4%	13.2%	11.9
Corporate (1)	0.0	0.0%	0.0%	(212.3)	0.0	0.0%	0.0%	(200.5)

Total	$1,599.7	100.0%	35.2%	$184.6	$1,187.5	100.0%	24.4%	$(44.9)

(1)	In 2010, Corporate includes $20.9 million of stock-based compensation expense, $7.0 million of restructuring and impairments expense, an $8.0 million litigation charge, $7.1 million of other costs which consist primarily of accelerated depreciation related to the previously planned closure of the Mountaintop facility and the eight inch conversion process at the Salt Lake facility, and $169.3 of SG&A expenses. In 2009, Corporate includes $17.5 million of stock-based compensation expense, $27.9 million of restructuring and impairments expense, $6.0 million litigation charge, $8.8 million of accelerated depreciation related to the previously planned Mountaintop closure, and $140.3 of SG&A expenses.

MCCC

	Year Ended
	December 26, 2010	December 27, 2009	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$657.6	$525.7	$131.9	25.1%
Gross Margin $	$253.1	$152.9	$100.2	65.5%
Gross Margin %	38.5%	29.1%		9.4%
Operating Income	$155.7	$74.2	$81.5	109.8%

MCCC’s increased revenue was due to stronger unit demand with improvements in overall market conditions, business gained on newly released higher value parts, and additional market share with several customers. We also continued to see solid growth in our MOSFET and Mobile products. Average selling prices in 2010 were fairly flat when compared to 2009. Increased gross margin was attributable to higher revenue, lower manufacturing unit costs as a result of increased factory utilization, and the introduction of new products at higher gross margins.

MCCC increased operating income from better gross margin was offset in part by additional operating expenses from higher variable costs on stronger unit demand as well as an increase in R&D and SG&A expense due to increased variable compensation, the reinstatement of certain employee benefits which were temporarily suspended in early 2009, the establishment of a new design center, and acquisition of a small early stage MEMS company.

PCIA

	Year Ended
	December 26, 2010	December 27, 2009	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$755.9	$526.0	$229.9	43.7%
Gross Margin $	$275.9	$134.0	$141.9	105.9%
Gross Margin %	36.5%	25.5%		11.0%
Operating Income	$201.5	$69.5	$132.0	189.9%

PCIA’s revenue was higher in all product lines due to increased overall unit demand and to a lesser degree higher average selling prices, offset in part by continued reduction in distribution channel inventory. Increased gross margin was driven by higher revenue, improved product mix, and lower manufacturing unit costs as a result of increased factory utilization somewhat offset by an unfavorable impact from a strengthening of the Korean Won.

PCIA’s increased operating income was mainly attributed to higher gross margin as mentioned above. The increase was partially offset by higher R&D and SG&A expense due to increased variable compensation and the reinstatement of certain employee benefits which were temporarily suspended in early 2009. In addition, there was further investment in R&D programs, increased travel, and an unfavorable impact from a strengthening of the Korean Won.

SDT

	Year Ended
	December 26, 2010	December 27, 2009	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$186.2	$135.8	$50.4	37.1%
Gross Margin $	$46.7	$17.9	$28.8	160.9%
Gross Margin %	25.0%	13.2%		11.8%
Operating Income	$39.7	$11.9	$27.8	233.6%

SDT’s improvement in revenue was driven by increased unit demand and higher average selling prices as well as new design wins in lighting, power supply, motor control and consumer applications going into production. Increased gross margin was driven mainly by better unit demand and improved product mix, as lower margin products were mixed out to make room for new design wins.

SDT’s improvement in operating income was due to higher gross margin as well as lower overall operating expenses as a percentage of revenue. In total, operating expenses were up slightly year to date with marketing expenses higher as a result of variable compensation and other volume related marketing expenses, mitigated in part by lower R&D and G&A expenses as a result of a reallocation of resources.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and revolving credit facility.

The Credit Facility consists of a $400.0 million revolving loan agreement, of which $300.0 million was drawn as of December 25, 2011. The Credit Facility imposes various restrictions upon us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. It also includes restrictive covenants that limit our ability to consolidate, merge or enter into acquisitions, create liens, pay dividends or make similar restricted payments, sell assets, invest in capital expenditures and incur indebtedness. The Credit Facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the Credit Facility also require the company’s financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 3.25 to 1.0. It defines the interest coverage ratio as the ratio of the cumulative four quarter trailing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated cash interest expense and defines the maximum leverage ratio as the ratio of total consolidated debt to the cumulative four quarter trailing consolidated EBITDA. Consolidated EBITDA, as defined by the credit agreement excludes restructuring, non-cash equity compensation and certain other adjustments.

At December 25, 2011, we were in compliance with these covenants and we expect to remain in compliance. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

Under the Credit Facility, borrowing may be in the form of either Eurocurrency Loans or Alternate Base Rate (ABR) loans. Eurocurrency Loans accrue interest at the London Interbank Offered Rate (LIBOR) plus 1.75%. The ABR is the highest of JP Morgan Chase Bank’s prime rate, the federal funds effective rate plus 0.5 percent, or adjusted LIBOR, as defined by the credit agreement, plus 1%. ABR loans accrue interest at the ABR rate plus 0.75%. The company also pays a commitment fee of 0.35% per annum on the unutilized commitments.

While our Credit Facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our Credit Facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In 2011, we incurred capital expenditures of $186.4 million

At December 25, 2011, under our Credit Facility, we have borrowing capacity of $100.0 million for working capital and general corporate purposes, including acquisitions. There are also outstanding letters of credit under the Credit Facility totaling $1.3 million. These outstanding letters of credit reduce the amount available under the Credit Facility to $98.7 million. We had additional outstanding letters of credit of $2.0 million that do not fall under the Credit Facility. We also had $4.1 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility. Borrowings under the Credit Facility are secured by a pledge of common stock of the company’s first tier domestic subsidiaries and 65% of the stock of the company’s first tier foreign subsidiaries. The payment of principal and interest on the Credit Facility is fully and unconditionally guaranteed by Fairchild Semiconductor International, Inc. and each of its domestic subsidiaries.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. Additional borrowing or equity investment may be required to fund future acquisitions. The sale of additional equity securities could result in additional dilution to our stockholders.

As of December 25, 2011, we had $2.8 million of net unrecognized tax benefits recorded in current taxes payable. As of December 25, 2010, we had not recorded any net unrecognized tax benefits. The timing of the expected cash outflow relating to the balances is expected within one year.

As of December 25, 2011, our cash, cash equivalents and short-term and long-term securities were $455.8 million, an increase of $20.8 million from December 26, 2010. $206.7 million of the cash and cash equivalents balance is located in the United States. Included in long-term securities as of December 25, 2011 and

December 26, 2010 are $29.8 million and $28.0 million of auction rate securities, respectively. The auction rate security market has failed and is currently inactive. However, the company continues to earn interest on these securities based on a contractual rate.

During 2011, our cash provided by operating activities was $268.5 million compared to $332.5 million in 2010. The following table presents a summary of net cash provided by operating activities during 2011 and 2010, respectively.

	Year Ended
	December 25, 2011	December 26, 2010
	(In millions)
Net income (loss)	$145.5	$153.2
Depreciation and amortization	150.5	156.3
Non-cash stock-based compensation	24.8	20.4
Deferred income taxes, net	(12.5)	(1.2)
Other, net	4.4	0.5
Change in other working capital accounts	(44.2)	3.3

Net cash provided by operating activities	$268.5	$332.5

Cash provided by operating activities in 2011 decreased by $64.0 million compared to 2010 primarily due to decreases in our accrued liabilities, accounts payable and deferred income tax accounts. The decrease in accrued liabilities was primarily caused by the payment of cash bonuses in the first quarter of 2011 and the funding of our Korean defined contribution pension plan in the fourth quarter of 2011.

Cash used in investing activities during 2011 totaled $206.4 million compared to $172.2 million in 2010. The increase in the use of cash is primarily the result of higher capital expenditures in 2011. Our capital expenditures during 2011 were $186.4 million compared to $158.0 million in 2010.

Cash used in financing activities totaled $43.4 million in 2011 as compared to $171.5 million in 2010. In 2010 we paid down $150.6 million in debt compared to $20.6 million in 2011. In addition, in 2011, we received $35.5 million in proceeds from the exercise of stock options which partially offset our debt payments and purchases of treasury stock. There were $6.4 million in proceeds from stock options in 2010.

The table below summarizes our significant contractual obligations as of December 25, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt Obligations (1)	$300.0			$300.0
Operating Lease Obligations (2)	38.0	15.0	15.9	6.5	0.6
Letters of Credit	3.3	3.3
Capital Purchase Obligations (3)	16.2	16.2
Other Purchase Obligations and Commitments (4)	36.7	23.8	5.6	3.3	4.0
Royalty Obligations	4.5	0.8	1.6	1.6	0.5
Executive Compensation Agreements	2.9	0.1	0.3	0.3	2.2

Total (5)	$401.6	$59.2	$23.4	$311.7	$7.3

(1)	We also have obligations for variable interest payments in conjunction with the senior credit facility (see Item 8, Note 7 for additional information).

(2)	Represents future minimum lease payments under noncancelable operating leases.
(3)	Capital purchase obligations represent commitments for purchase of plant and equipment. They are not recorded as liabilities on our balance sheet as of December 25, 2011, as we have not yet received the related goods or taken title to the property.
(4)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.
(5)	We had $2.8 million of unrecognized tax benefits at December 25, 2011. The timing of the expected cash outflow relating to the balance is within one year In addition the total does not include any contractual obligations recorded on the balance sheet as current liabilities other than certain purchase obligations as discussed below.

It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or “take or pay” arrangements for purchases of certain equipment and raw materials. Obligations under these arrangements are included in (4) above.

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above. These obligations include contingent funding/payment obligations and milestone-based equity compensation funding. These arrangements are not considered contractual obligations until the milestone is met.

We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant at December 25, 2011 and the contracts generally contain clauses allowing for cancellation without significant penalty.

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

Approximately 66 % of our revenue is generated through sales to distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. We have agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue based upon historical activity and our expectation of future activity. We also have volume based incentives with certain distributors to encourage stronger resales of our products. Reserves are recorded as a reduction to revenue as they are earned by the distributor. Our policy is to use both a three to six month rolling historical experience rate as well as a prospective view of products in the distributor channel for distributors who participate in an incentive program in order to estimate the necessary allowance to be recorded. In addition, the products sold by us are subject to a limited product quality warranty. We accrue for estimated incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. The standard limited warranty period is one year. Quality returns are accounted for as a reduction of revenue. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

Inventory Valuation. In determining the net realizable value of our inventories, we review the valuations of inventory considered excessively old, and therefore subject to, obsolescence and inventory in excess of customer backlog and historical rates of demand. We also value inventory at the lower of cost or market. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory.

Fair Value of Financial Instrument. Securities and derivatives are financial instruments that are recorded at fair value on a recurring basis. The Fair Value Measurements and Disclosures Topic of the FASB ASC, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. On January 1, 2008, we partially adopted the fair value measurements and disclosures provisions. We deferred adoption of the fair value measurements and disclosure provisions for nonfinancial assets and liabilities including intangible assets, reporting units measured at fair value in the first step of a goodwill impairment test, and asset retirement obligations. We fully adopted the fair value measurements and disclosure provisions for nonfinancial assets and liabilities on the first day of fiscal year 2009.

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

At December 25, 2011 approximately 1.7% of total assets, or $33.4 million, consisted of financial instruments recorded at fair value on a recurring basis. Approximately 89% of these assets were classified as Level 3 assets. All Level 3 assets consist of auction rate securities. Approximately, 1% of total liabilities or $6.4 million consisted of financial liabilities recorded at fair value.

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

Goodwill is subject to an annual impairment test, or more frequently, if indicators of potential impairment arise. During 2011, we adopted Accounting Standards Update (ASU) 2011-08, Intangibles- Goodwill and Other—Testing Goodwill for Impairment. ASU 2011-08 intends to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under ASU 350, Intangibles Goodwill and Other. Upon completion of this analysis, we concluded that our reporting units would not be subject to the two-step goodwill impairment test.

When the two-step impairment test is performed, the fair value of our reporting units is determined using a combination of the income approach, which estimates the fair value of our reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based on comparable market multiples. The comparable companies are primarily the major competitors listed in Item 1 of this report. As part of the market multiple analysis, a control premium is also factored in. The control premiums ranged from 0 % to 40 % based on the reporting unit. The discount rates utilized in the discounted cash flows ranged from approximately 12% to 16.5%, reflecting market based estimates of capital costs and discount rates adjusted for a market participants view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The average fair value is reconciled to our market capitalization with an appropriate control premium.

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

In 2011, 2010 and 2009, there were no goodwill impairments and the fair values of the reporting units were substantially in excess of book values

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

Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. There were no trigger events in 2011 or 2010 that caused us to evaluate our other long lived assets for impairment.

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

Valuation allowances have been established for deferred tax assets, which we believe do not meet the “more likely than not” criteria established by the Income Tax topic of the ASC. In 2005, we established a full valuation allowance against our net U.S. deferred tax assets excluding certain deferred tax liabilities related to indefinite-lived goodwill. We recorded a valuation allowance in 2005 and continue to carry the valuation allowance in 2011 as our trend of positive evidence does not currently support such a release. In 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $24.8 million relating to our Malaysian cumulative reinvestment allowance and manufacturing incentives. In 2011, the deferred tax asset increased to $32.2 million. Based on an update of the jurisdictional financial history and current forecast in 2009, it was management’s belief that we did meet the standard of “more likely than not” that is required for measuring the likelihood of a realization of net deferred tax assets which was reflected in a partial release of the valuation allowance in the amount of $1.6 million. Based on an update in 2011 of the jurisdictional forecast the partial release of the valuation was increased by $3.4 million. The 2011 ending valuation allowance was $27.3 million. As of December 25, 2011 the company’s valuation allowance for Taiwan deferred tax assets totaled $1.9 million relating to the company’s Taiwanese R&D investment tax credits. We will continue to evaluate book and taxable income trends, and their impact on the amount and timing of valuation allowance adjustments.

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

Forward Looking Statements

This annual report, including but not limited to the section entitled “Status of First Quarter Business”, contains “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For Example, the Status of First Quarter Business below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Risk Factors section. Among these factors are the following: current economic uncertainty, including disruptions in the credit markets, as well as future economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); technological and product development risks, including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of manufacturing capacity; the risk of production delays; the inability to attract and retain key management and other employees; risks related to warranty and product liability claims; risks inherent in doing business internationally; changes in tax regulations or the migration of profits from low tax jurisdictions to higher tax jurisdictions; availability and cost of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the quarterly and annual reports we file with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

Policy on Business Outlook Disclosure

Financial information relating to any current quarter should be considered to be speaking as of the date of the press release or other announcement only. Following the date of the press release or other announcement, the information should be considered to be historical and not subject to update. We undertake no obligation to update any such information, although we may choose to do so by press release, SEC filing or other public announcement. Consistent with this policy, Fairchild Semiconductor representatives will not comment about the business outlook or our financial results or expectations for the quarter in question.

Status of First Quarter Business

We expect sales for the first quarter of fiscal 2012 to be in the range of $340 to $370 million as we continue to focus on reducing channel inventory. Our current scheduled backlog is sufficient to achieve the low end of this range. This guidance includes about a one percent negative impact to sales from the flooding in Thailand. We expect adjusted gross margin to be 29% to 30% due to low factory utilization, especially in January. We anticipate R&D and SG&A spending to be approximately $96 to $98 million in the first quarter. The adjusted tax rate is forecast at 15% plus or minus 3% for the quarter. Our first quarter of 2012 has 14 weeks to again synchronize our fiscal year with the actual calendar. In accordance with our policy on disclosure described above, we are not assuming any obligation to update this information, although we may choose to do so before we announce first quarter results.

Recently Issued Financial Accounting Standards

In December 2011, the FASB issued Accounting Standards Update No. 2011-01 (ASU 2011-11), Disclosures about Offsetting Assets and Liabilities. This standard will require disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. This statement is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The adoption of ASU 2011-11 is not expected to have a material effect on our consolidated financial position and results of operations and statements of cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (ASU 2011-08), Goodwill Impairment Assessments. The objective of this standard is to simplify how an entity is required to test goodwill for impairment under Topic 350, Intangibles-Goodwill and Others. This statement is effective for fiscal years beginning after December 15, 2011, however early adoption is permitted. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial position and results of operations and statements of cash flows.

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

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 25, 2011. Actual results may differ materially.

We use a combination of currency forward and option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, Taiwanese dollar, British pound and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 25, 2011, an adverse change (defined as a 20% unfavorable move in every currency where we have exposure) in the exchange rates of all currencies over the course of the year would have resulted in an adverse impact on income before taxes of approximately $16.0 million.

We have interest rate exposure with respect to our credit facility due to its variable pricing. For the year ended 2011, a 50 basis point increase in interest rates would have resulted in increased annual interest expense of $1.5 million. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would have been offset by an increase in interest income of $1.7 million on the cash and investment balances during 2011.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 25, 2011 and December 26, 2010, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 25, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(b) of the 2011 Form 10-K. We also have audited Fairchild Semiconductor International, Inc.’s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fairchild Semiconductor International, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Semiconductor International, Inc. and subsidiaries as of December 25, 2011 and December 26, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Fairchild Semiconductor International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts

February 23, 2012

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 25, 2011	December 26, 2010
ASSETS
Current assets:
Cash and cash equivalents	$423.3	$404.6
Short-term marketable securities	0.2	0.1
Accounts receivable, net of allowances of $24.0 and $26.9 at December 25, 2011 and December 26, 2010, respectively	142.9	156.4
Inventories	234.2	232.7
Deferred income taxes, net of allowances	16.5	13.2
Other current assets	35.9	36.1

Total current assets	853.0	843.1
Property, plant and equipment, net	765.4	689.3
Deferred income taxes, net of allowances	17.1	15.5
Intangible assets, net	65.4	69.7
Goodwill	169.3	164.8
Long-term securities	32.3	30.3
Other assets	34.4	36.4

Total assets	$1,936.9	$1,849.1

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3.8
Accounts payable	132.5	139.0
Accrued expenses and other current liabilities	125.7	139.2

Total current liabilities	258.2	282.0
Long-term debt, less current portion	300.1	316.9
Deferred income taxes	27.8	33.0
Other liabilities	26.3	38.5

Total liabilities	612.4	670.4
Commitments and contingencies (Note 15)
Temporary equity—deferred stock units	2.3	2.4
Stockholders’ equity:
Common stock, $.01 par value, voting; 340,000,000 shares authorized; 134,734,465 and 130,639,445 shares issued and 125,826,250 and 124,525,598 shares outstanding at December 25, 2011 and December 26, 2010, respectively	1.3	1.3
Additional paid-in capital	1,481.9	1,432.4
Accumulated deficit	(42.0)	(187.5)
Accumulated other comprehensive loss	(12.4)	(5.6)
Less treasury stock (at cost)	(106.6)	(64.3)

Total stockholders’ equity	1,322.2	1,176.3

Total liabilities, temporary equity and stockholders’ equity	$1,936.9	$1,849.1

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
Total revenue	$1,588.8	$1,599.7	$1,187.5
Cost of sales	1,029.6	1,036.7	897.2

Gross margin	559.2	563.0	290.3

Operating expenses:
Research and development	153.4	120.2	99.7
Selling, general and administrative	218.4	220.8	179.3
Amortization of acquisition-related intangibles	19.7	22.4	22.3
Restructuring and impairments	2.8	7.0	27.9
Charge for litigation	—	8.0	6.0

Total operating expenses	394.3	378.4	335.2

Operating income (loss)	164.9	184.6	(44.9)
Other expense, net	7.2	9.9	18.4

Income (loss) before income taxes	157.7	174.7	(63.3)
Provision (benefit) for income taxes	12.2	21.5	(3.1)

Net income (loss)	$145.5	$153.2	$(60.2)

Net income (loss) per common share:
Basic	$1.15	$1.23	$(0.49)

Diluted	$1.12	$1.20	$(0.49)

Weighted average common shares:
Basic	126.7	124.6	123.8

Diluted	130.3	128.0	123.8

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
Net income (loss)	$145.5	$153.2	$(60.2)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(5.4)	4.5	0.8
Net amount reclassified to earnings for hedging	(2.5)	(1.7)	8.7
Net change associated with fair value of marketable securities	1.6	(4.4)	0.4
Net change associated with pension transactions	(0.5)	(2.1)	2.2

Comprehensive income (loss)	$138.7	$149.5	$(48.1)

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
Cash flows from operating activities:
Net income (loss)	$145.5	$153.2	$(60.2)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	150.5	156.3	160.4
Non-cash stock-based compensation expense	24.8	20.4	17.5
Non-cash restructuring and impairments expense	—	—	1.6
Non-cash write-off of deferred financing fees	2.1	2.1	0.3
Non-cash interest income	(0.5)	(0.5)	(0.5)
Non-cash financing expense	1.0	1.4	1.5
Non-cash write-off of equity investment	—	—	2.3
Non-cash acquisition tax impact	0.1	(3.5)	—
Loss on disposal of property, plant and equipment	1.7	1.0	0.6
Deferred income taxes, net	(12.5)	(1.2)	(8.6)
Gain on debt buyback	—	—	(2.2)
Gain on sale of equity investment	—	—	(0.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	13.5	(22.4)	21.6
Inventories	(1.2)	(44.1)	42.2
Other current assets	(1.5)	(6.8)	1.5
Accounts payable	(28.5)	10.2	28.2
Accrued expenses and other current liabilities	(20.5)	69.5	(17.7)
Other assets and liabilities, net	(6.0)	(3.1)	0.1

Net cash provided by operating activities	$268.5	$332.5	$188.4

Cash flows from investing activities:
Purchase of marketable securities	$(0.1)	$—	$(0.5)
Sale of marketable securities	—	1.5	0.9
Maturity of marketable securities	0.1	0.1	0.2
Capital expenditures	(186.4)	(158.0)	(59.8)
Purchase of molds and tooling	(3.5)	(1.8)	(1.9)
Purchase of equity investment	—	(3.0)	—
Acquisitions and divestitures, net of cash acquired	(16.5)	(11.0)	(1.5)

Net cash used in investing activities	$(206.4)	$(172.2)	$(62.6)

Cash flows from financing activities:
Repayment of long-term debt	$(320.6)	$(151.5)	$(60.6)
Issuance of long-term debt	300.0	—	—
Proceeds from issuance of common stock and from exercise of stock options, net	35.5	6.4	—
Purchase of treasury stock	(42.3)	(25.6)	—
Shares withheld for employee taxes	(10.8)	—	—
Debt financing costs	(5.2)	(0.8)	(0.9)

Net cash used in financing activities	$(43.4)	$(171.5)	$(61.5)

Net change in cash and cash equivalents	18.7	(11.2)	64.3
Cash and cash equivalents at beginning of period	404.6	415.8	351.5

Cash and cash equivalents at end of period	$423.3	$404.6	$415.8

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$27.0	$10.1	$16.3
Interest	$5.5	$8.5	$19.6

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)			Treasury Stock	Total
	Number of Shares	At Par Value			Securities	Hedging Transactions	Pensions
Balances at December 28, 2008	123.3	$1.3	$1,389.0	$(284.0)	$0.2	$(9.8)	$(0.9)	$(38.7)	$1,057.1
Net loss			—	(60.2)					(60.2)
Exercise or settlement of plan awards and shares issued under stock purchase plan	0.7								—
Stock-based compensation expense			17.1						17.1
Cash flow hedges						9.5			9.5
Cumulative effect adjustment—non credit component of previously recognized other-then-temp impairment				3.5	(3.5)				—
Unrealized holding loss on marketable securities					0.4				0.4
Pension transactions							2.2		2.2
Temporary equity reclassification, deferred stock units			0.5						0.5

Balances at December 27, 2009	124.0	$1.3	$1,406.6	$(340.7)	$(2.9)	$(0.3)	$1.3	$(38.7)	$1,026.6
Net income				153.2					153.2
Exercise or settlement of plan awards and shares issued under stock purchase plan	3.2		6.4						6.4
Stock-based compensation expense			19.5						19.5
Purchase of treasury stock	(2.7)							(25.6)	(25.6)
Cash flow hedges						2.8			2.8
Unrealized holding loss on marketable securities					(4.4)				(4.4)
Pension transactions							(2.1)		(2.1)
Temporary equity reclassification, deferred stock units			(0.1)						(0.1)

Balances at December 26, 2010	124.5	$1.3	$1,432.4	$(187.5)	$(7.3)	$2.5	$(0.8)	$(64.3)	$1,176.3
Net income				145.5					145.5
Exercise or settlement of plan awards and shares issued under stock purchase plan	4.1		35.5						35.5
Stock-based compensation expense			24.8						24.8
Purchase of treasury stock	(2.8)							(42.3)	(42.3)
Cash flow hedges						(7.9)			(7.9)
Unrealized holding loss on marketable securities					1.6				1.6
Pension transactions							(0.5)		(0.5)
Shares withheld for employee taxes			(10.8)						(10.8)

Balance as December 25, 2011	125.8	$1.3	$1,481.9	$(42.0)	$(5.7)	$(5.4)	$(1.3)	$(106.6)	$1,322.2

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BACKGROUND AND BASIS OF PRESENTATION

Background

Fairchild Semiconductor International, Inc. (“Fairchild International” or the “ the company”) designs, develops, manufactures and markets power analog, power discrete and certain non-power semiconductor solutions through its wholly-owned subsidiary Fairchild Semiconductor Corporation (“Fairchild”). The company is focused primarily on power analog and discrete products used directly in power applications such as voltage conversion, power regulation, power distribution, and power and battery management. The company’s products are building block components for virtually all electronic devices, from sophisticated computers and internet hardware to telecommunications equipment to household appliances. Because of their basic functionality, these products provide customers with greater design flexibility and improve the performance of more complex devices or systems. Given such characteristics, the company’s products have a wide range of applications and are sold to customers in the personal computer, industrial, communications, consumer electronics and automotive markets.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The company’s fiscal year ends on the last Sunday in December. The company’s results for the years ended December 25, 2011, December 26, 2010 and December 27, 2009 each consist of 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, investments, share based compensation, property plant and equipment, intangible assets, and other long-lived assets, legal contingencies, and assumptions used in the calculation of income taxes and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, and foreign currency markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Approximately 66% of the company’s revenues are received from distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. The company has agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. The company records charges associated with these programs as a reduction of revenue at the time of sale based upon historical activity. The company’s policy is to use both a three to six month rolling historical experience rate as well as a prospective view of products in the distributor channel for distributors who participate in an incentive program in order to estimate the necessary allowance to be recorded. In addition, under the company’s standard terms and conditions of sale, the products sold by the company are subject to a limited product quality warranty. The standard limited warranty period is one year The company accrues for the estimated cost of incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. Quality returns are accounted for as a reduction of revenue.

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

Advertising

Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 25, 2011, December 26, 2010 and December 27, 2009 were not material to the consolidated financial statements.

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

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Highly liquid investments with maturities greater than three months and less than one year are classified as short-term marketable securities. All other investments with maturities that exceed one year are classified as long-term securities. At December 25, 2011 and December 26, 2010, all of the company’s securities are classified as available-for-sale. In accordance with the Investments—Debt and Equity Securities Topic of the FASB ASC, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of other comprehensive income (OCI) within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in accumulated other comprehensive income (AOCI.) For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For further discussion of the company’s securities see Note 3 and Note 4.

Cash, cash equivalents and other securities as of December 25, 2011 and December 26, 2010 are as follows:

	December 25, 2011	December 26, 2010
	(In millions)
Cash and cash equivalents	423.3	$404.6
Short-term marketable securities	0.2	0.1
Long-term securities	32.3	30.3

Total cash, cash equivalents and other securities	455.8	$435.0

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

The company utilizes cash flow hedges to hedge certain foreign currency forecasted revenue and expense streams. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings, and within the same income statement line as the impact of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Effectiveness is assessed at the hedge’s inception and on an ongoing basis. If the hedge fails to meet the requirements for using hedge accounting treatment or the hedged transaction is no longer likely to occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the changes in fair value of the hedge would be included in earnings. The maturities of the cash flow hedges are twenty four months or less as of December 25, 2011.

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

The total cost basis for strategic investments, which are included in other assets on the balance sheet, was $3.7 million, net of impairments, as of December 25, 2011 and December 26, 2010.

Other Assets

Other assets include deferred financing costs, which represent costs incurred related to the issuance of the company’s long-term debt. The costs are being amortized using the straight-line method, which approximates the effective interest method, over the related term of the borrowing and are included in interest expense. Also included in other assets are mold and tooling costs. Molds and tools are amortized over their expected useful lives, generally one to five years.

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

Goodwill and intangible assets with indefinite lives are tested annually for impairment as of the last day of the fiscal year or more frequently if there is an indication that impairment may have occurred. During 2011, the company adopted Accounting Standards Update (ASU) 2011-08, Intangibles- Goodwill and Other – Testing Goodwill for Impairment. ASU 2011-08 intends to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under ASU 350, Intangibles Goodwill and Other.

The fair value of the company’s reporting units is based on a combination of the income approach, which estimates the fair value of the company’s reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of the company’s reporting units based on comparable market multiples. This fair value is then reconciled to the company’s market capitalization with an appropriate control premium. The determination of the fair value of the reporting units requires the company to make significant estimates and assumptions. These estimates and assumptions primarily include but are not limited to; the selection of appropriate peer group companies, control premiums appropriate for acquisitions in the industries in which the company competes, the discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation and amortization, and capital expenditures. Due to the inherent uncertainty involved in making these estimates, actual financial results could differ from those estimates. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. The company uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel and acts by governments and courts, may signal that an asset has become impaired. See Note 6 for the results of goodwill testing.

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

Currencies

The company’s functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, conversion of foreign currency cash and foreign currency transactions are included in current results. Realized foreign currency gains (losses) were $2.6 million, $(4.0) million and $(0.8) million for the years ended December 25, 2011, December 26, 2010 and December 29, 2009, respectively.

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

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
	(In millions, except per share data)
Basic:
Net income (loss)	$145.5	$153.2	$(60.2)

Weighted average shares outstanding	126.7	124.6	123.8

Net income (loss) per share	$1.15	$1.23	$(0.49)

Diluted:
Net income (loss)	$145.5	$153.2	$(60.2)

Basic weighted average shares outstanding	126.7	124.6	123.8
Assumed exercise of common stock equivalents	3.6	3.4	0.0

Diluted weighted-average common and common equivalent shares	130.3	128.0	123.8

Net income (loss) per share	$1.12	$1.20	$(0.49)

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	6.7	10.7	18.1

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

A discounted cash flow (DCF) calculation is performed to determine the estimated fair value of the auction rate securities. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. The inputs for the DCF are based upon publicly available data as well as the company’s own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from four to ten years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 25, 2011.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$0.9	$—	$0.9	$—
Liabilities	(6.4)	—	(6.4)	—

	$(5.5)	$—	$(5.5)	$—

Securities
Marketable securities	$2.7	$2.7	$—	$—
Auction rate securities	29.8	—	—	29.8

	$32.5	$2.7	$—	$29.8

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 26, 2010.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$2.6	$—	$2.6	$—
Liabilities	(0.2)	—	(0.2)	—

	$2.4	$—	$2.4	$—

Securities
Marketable securities	$2.4	$2.4	$—	$—
Auction rate securities	28.0	—	—	28.0

	$30.4	$2.4	$—	$28.0

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the year ended December 26, 2011.

Auction Rate Securities
(In millions)
Balance at beginning of period	$28.0
Total realized and unrealized gains or (losses) included in OCI	1.3
Accretion of impairments included in net income	0.5
Sales	—
Purchases, issuances and settlements	—

Balance at end of period	$29.8

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under the Financial Instrument Topic of the FASB ASC. The fair value of the term loan was determined utilizing current trading prices obtained from indicative market data. The carrying amount of the revolving facility is considered to approximate fair value as the interest rate on the loan is in line with current market rates. See Note 7 for more information on the credit facility.

	December 25, 2011		December 26, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Revolving Credit Facility	$300.0	$300.0	$—	$—
Term Loan	$—	$—	$320.7	$316.7

NOTE 4—SECURITIES

Securities are categorized as available-for-sale and are summarized as follows as of December 25, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2
Corporate debt securities	—	—	—	—

Total marketable securities	$0.2	$—	$—	$0.2

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.8	$0.4	$—	$2.2
Corporate debt securities	0.3	—	—	$0.3
Auction rate securities	35.8	—	(6.0)	29.8

Total securities	$37.9	$0.4	$(6.0)	$32.3

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

Proceeds from sales of available-for-sale securities totaled $1.5 million and $0.9 million in 2010 and 2009, respectively. There were no sales of available-for-sale securities in 2011.

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of December 25, 2011.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.2	$0.2
Due after one year through three years	0.4	0.4
Due after three years through ten years	1.2	1.4
Due after ten years	36.3	30.5

	$38.1	$32.5

As of December 25, 2011, $29.8 million of securities with contractual maturities due after ten years are auction rate securities. The company’s auction rate securities are composed of approximately $17.6 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $12.2 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to receive interest on these securities based on a contractual rate.

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

The following table presents a roll forward of the amount related to credit losses recognized in earnings during the year ended December 25, 2011.

Credit Losses Recognized in Earnings
(In millions)
Balance at beginning of period	$14.5
Accretion of impairments included in net income	(0.5)

Balance at end of period	$14.0

NOTE 5—FINANCIAL STATEMENT DETAILS

	December 25, 2011	December 26, 2010
	(In millions)
Inventories, net
Raw materials	$36.9	$40.9
Work in process	135.2	121.1
Finished goods	62.1	70.7

	$234.2	$232.7

	December 25, 2011	December 26, 2010
	(In millions)
Property, plant and equipment
Land and improvements	$24.0	$24.0
Buildings and improvements	382.4	339.2
Machinery and equipment	1,732.0	1,679.6
Construction in progress	151.5	112.9

Total property, plant and equipment	2,289.9	2,155.6
Less accumulated depreciation	1,524.5	1,466.4

	$765.4	$689.3

	December 25,	December 26,
	2011	2010
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$75.7	$86.5
Accrued interest	0.4	0.4
Taxes payable	23.5	23.0
Restructuring and impairments	2.7	11.0
Other	23.4	18.3

	$125.7	$139.2

	Year Ended
	December 25,	December 26,	December 27,
	2011	2010	2009
	(In millions)
Other expense, net
Interest expense	$7.3	$10.0	$21.4
Interest income	(2.7)	(2.8)	(3.4)
Other (income) expense, net	2.6	2.7	0.4

Other expense, net	$7.2	$9.9	$18.4

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

In order to evaluate goodwill for impairment, the company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In accordance with the provisions of the Intangibles—Goodwill and Other Topic of the ASC, the company designates reporting units for purposes of assessing goodwill impairment. A reporting unit is defined as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill is assigned to reporting units of the company that are expected to benefit from the synergies of the acquisition. The company has determined that it has three reporting units for purposes of goodwill impairment testing: Mobile, Computing, Consumer and Communications (MCCC), Power Conversion, Industrial and Automotive (PCIA) and Standard Linear and Standard Discrete (SDT). The company’s policy is to evaluate goodwill for impairment for all reporting units in the fourth quarter of each fiscal year. The company evaluated goodwill for impairment as of December 25, 2011 and December 26, 2010 for the past two fiscal years.

During 2011, the company adopted Accounting Standards Update (ASU) 2011-08, Intangibles- Goodwill and Other—Testing Goodwill for Impairment. ASU 2011-08 intends to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under ASU 350, Intangibles Goodwill and Other. Upon completion of this analysis, the company concluded that the reporting units would not be subject to the two-step goodwill impairment test.

When the company performs the two-step impairment test the impairment review is based on a combination of the income approach, which estimates the fair value of the company’s reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of the company’s reporting units based on comparable market multiples. The average fair value is then reconciled to the company’s market capitalization with an appropriate control premium. The discount rates utilized in the discounted cash flows ranged from approximately 12% to 16.5%, reflecting market based estimates of capital costs and discount rates adjusted for a market participants view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The peer companies used in the market approach are primarily the major competitors of each segment. The company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the company may record impairment charges in the future.

As of December 25, 2011 and December 26, 2010, the company concluded that goodwill was not impaired. There were no events to trigger an impairment review of other long lived assets as of December 25, 2011 and December 26, 2010.

As of the first day of fiscal 2011, a product line previously included in PCIA was moved to SDT. The realignment of the company’s segment reporting did not impact the carrying amount of goodwill by segment. As a result of this realignment, goodwill was reviewed for impairment in the first quarter of 2011 as well. There was no impairment noted.

Effective December 29, 2008 (first day of fiscal year 2009), the company realigned its operating segments and management structure and, accordingly, its segment reporting. Two product lines previously included in the Standard Products Group (SPG) were transferred into our MCCC and PCIA groups. The realignment of the company’s segment reporting did not impact the carrying amount of goodwill by segment. As a result of this realignment, goodwill was reviewed for impairment in the first quarter of 2009 as well. There was no impairment noted.

The following table presents the carrying amount of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 26, 2010
Goodwill	$164.8	$148.8	$54.5	$368.1
Accumulated Impairment Losses	0.0	(148.8)	(54.5)	(203.3)

	$164.8	$—	0.0	$164.8

TranSiC acquisition	—	4.3	—	4.3
Other tax acquisition adjustment	0.2	—	—	0.2

Balance as of December 25, 2011
Goodwill	$165.0	$153.1	$54.5	$372.6
Accumulated Impairment Losses	0.0	(148.8)	(54.5)	(203.3)

	$165.0	$4.3	$0.0	$169.3

During the first quarter of 2011, goodwill of $4.3 million was recorded as a result of the company’s acquisition of TranSiC™. See Note 18 for further details. In addition, a tax adjustment was recorded for $0.3 million. An additional tax adjustment of ($0.1) million was recorded in the third quarter of 2011.

The following table presents a summary of acquired intangible assets.

	Period of Amortization	As of December 25, 2011		As of December 26, 2010
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2-15 years	$250.7	$(214.3)	$238.9	$(199.0)
Customer base	8-10 years	81.6	(68.5)	81.6	(65.9)
Core technology	10 years	15.7	(2.7)	13.1	(1.6)
In Process R&D	indefinite lived	2.8	0	1.8	—
Assembled workforce	5 years	1.0	(1.0)	1.0	(0.9)
Process technology	5 years	1.6	(1.6)	1.6	(1.2)
Patents	4 years	5.9	(5.8)	5.9	(5.6)

Subtotal		359.3	(293.9)	343.9	(274.2)
Goodwill		169.3	0	164.8	—

Total		$528.6	$(293.9)	$508.7	$(274.2)

As a result of the TranSiC™ acquisition in the first quarter of 2011, the company added $15.4 million of intangible assets, $2.6 million to Core Technology, $1.0 million to In Process R&D, and $11.8 million to Developed Technology. See Footnote 18 for further details on the TranSiC™ acquisition.

Amortization expense for intangible assets was $19.7 million, $22.4 million and $22.3 million for 2011, 2010 and 2009, respectively.

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)
Fiscal 2012	18.0
Fiscal 2013	15.3
Fiscal 2014	8.0
Fiscal 2015	5.2
Fiscal 2016	5.5

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following at:

	December 25,	December 26,
	2011	2010
	(In millions)
Revolving Credit Facility borrowings	$300.0	$—
Term Loans	—	320.7
Other debt	0.1	—

Total debt	300.1	320.7
Current portion of long-term debt	—	(3.8)

Long-term debt, less current portion	$300.1	$316.9

Revolving Credit Facility

On May 20, 2011, the company entered into a new senior secured revolving credit facility (Credit Facility.) Proceeds from the Credit Facility and an additional $18.8 million in cash were used to extinguish all outstanding obligations under the previous credit facility, which consisted of a term loan and an undrawn revolving credit facility which were scheduled to mature in June of 2013 and June of 2012, respectively. The Credit Facility consists of a $400.0 million revolving loan agreement, of which $300.0 million was drawn as of December 25, 2011. The company has no current intention to pay down the debt in the next twelve months. In addition, the new Credit Facility includes an incremental revolving commitment that enables the company to increase the size of the facility in an aggregate amount not to exceed $150 million. The maturity date of the Credit Facility is May 20, 2016. The company incurred cash charges of $5.2 million related to this financing, all of which was deferred and will be amortized over the term of the debt. Additionally, the company wrote off $2.1 million of the remaining deferred financing fees related to the prior facility.

Under the Credit Facility, borrowing may be in the form of either Eurocurrency Loans or Alternate Base Rate (ABR) loans. Eurocurrency Loans accrue interest at the London Interbank Offered Rate (LIBOR) plus 1.75%. The ABR is the highest of JP Morgan Chase Bank prime rate, the federal funds effective rate plus  1/2 of 1 percent, or adjusted LIBOR, as defined by the credit agreement, plus 1%. ABR loans accrue interest at the ABR rate plus 0.75%. As of December 25, 2011, the Eurocurrency rate would have been 2.045% and the ABR rate would have been 4.0%. The company also pays a commitment fee of 0.35% per annum on the unutilized commitments. There are also outstanding letters of credit under the Credit Facility totaling $1.3 million. These outstanding letters of credit reduce the amount available under the Credit Facility to $98.7 million. Borrowings under the Credit Facility are secured by a pledge of common stock of the company’s first tier domestic subsidiaries and 65% of the stock of the company’s first tier foreign subsidiaries. The payment of principal and interest on the Credit Facility is fully and unconditionally guaranteed by Fairchild Semiconductor International, Inc. and each of its domestic subsidiaries.

The Credit Facility includes restrictive covenants that place limitations on the company’s ability to consolidate, merge, or enter into acquisitions, create liens or pay dividends, or make similar restricted payments, sell assets, invest in capital expenditures, and incur indebtedness. It also places limitations on the company’s ability to modify its certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the Credit Facility also require the company’s financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 3.25 to 1.0. It defines the interest coverage ratio as the ratio of the cumulative four quarter trailing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated cash interest expense and defines the maximum leverage ratio as the ratio of total consolidated debt to the cumulative four quarter trailing consolidated EBITDA. Consolidated EBITDA, as defined by the credit agreement excludes restructuring, non-cash equity compensation and other certain adjustments. At December 25, 2011, the company was in compliance with these covenants.

Term Loan

The previous term loan facility consisted of an original term loan of $375 million, a revolving line of credit of $100 million and an incremental term loan feature of $150 million. At December 26, 2010, the company had $320.7 million outstanding on the senior credit facility. The entire amount consisted of outstanding term loans, which were due June 26, 2013. There was no amount outstanding on the revolving credit facility.

The variable interest rate on the term loan and revolving credit facility was at LIBOR plus 1.25% and 1.00% respectively as of December 26, 2010. Both the term loan and revolving credit facility had a step down feature based on senior leverage ratios. As of November 2010 our rates were reduced to these levels after achieving less than 1.00:1.00 senior leverage ratios.

Under this term loan, during the second quarter of 2009, the company completed a tender offer, as allowed under a previously executed amendment, to buyback a portion of its term loan below par. As a result of this debt buyback the company reduced debt by $14.7 million, paying $13.8 million in cash and recognizing $0.8 million gain, net of fees, on the transaction. Additionally, during the fourth quarter of 2009, the company completed three additional tender offers to buyback portions of the term loan below par. As a result of these additional debt buybacks, the company further reduced debt by $23.7 million, paying $22.1 million in cash and recognizing a $1.2 million gain, net of the write-off of associated deferred financing fees and other fees on the transaction. This Discounted Voluntary Prepayment period ended in May 2010.

Effective May 25, 2010, the company amended the credit agreement (the “Second Amendment”) to make certain technical modifications to the definition of cumulative net income and provide the company with greater operational flexibility over the remaining life of the loan. As a result of this amendment, the company incurred cash charges of $0.8 million which were deferred and amortized over the remaining term of the debt.

Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

(In millions)
2012	0.0
2013	0.0
2014	0.0
2015	0.0
2016	300.0
Thereafter	0.0

300.0

At December 25, 2011, the company also has approximately $4.1 million of undrawn credit facilities at certain of its foreign subsidiaries.

NOTE 8—INCOME TAXES

Total income tax provision (benefit) was allocated as follows:

	Year Ended
	December 25,	December 26,	December 27,
	2011	2010	2009
	(In millions)
Income tax provision (benefit) attributable to income (loss) before income taxes	$12.2	$21.5	$(3.1)
Other comprehensive income	—	—	—

	$12.2	$21.5	$(3.1)

Income (loss) before income taxes for the years ended December 25, 2011, December 26, 2010, and December 27, 2009 consisted of the following:

	Year Ended
	December 25,	December 26,	December 27,
	2011	2010	2009
	(In millions)
Income (loss) before income taxes:
U.S.	$44.7	$49.6	$(18.0)
Foreign	113.0	125.1	(45.3)

	$157.7	$174.7	$(63.3)

Income tax provision (benefit) for the years ended December 25, 2011, December 26, 2010, and December 27, 2009 consisted of the following:

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
	(In millions)
Income tax provision (benefit):
Current:
U.S. federal	$0.1	$—	$0.1
U.S. state and local	0.1	0.4	0.1
Foreign	24.5	25.1	5.3

	24.7	25.5	5.5
Deferred:
U.S. federal	1.8	(1.2)	1.8
U.S. state and local	(1.4)	0.5	0.3
Foreign	(12.9)	(3.3)	(10.7)

	(12.5)	(4.0)	(8.6)
Total income tax provision (benefit):
U.S. federal	1.9	(1.2)	1.9
U.S. state and local	(1.3)	0.9	0.4
Foreign	11.6	21.8	(5.4)

	$12.2	$21.5	$(3.1)

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide effective tax rate on net income (loss) before income taxes is as follows:

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of federal benefit	2.9	(1.1)	4.4
Foreign tax rate differential and foreign exchange differences	(13.5)	(12.2)	(16.6)
Tax credits	(3.8)	(4.8)	3.9
Foreign withholding taxes	(0.1)	2.0	(0.8)
Acquisition purchase accounting	0.0	(2.0)	0.0
Non-deductible expenses	0.2	0.2	(2.3)
Change in valuation allowance	(13.0)	(4.8)	(18.6)

	7.7%	12.3%	4.9%

As one of the incentives for locating in the Suzhou Industrial Park, the Chinese government granted a ten year preferential income tax holiday to Fairchild Semiconductor (Suzhou) Co., Ltd. The holiday provides 100% exemption for the first five years of the holiday and 7.5% reduced rate from years six to ten commencing in the first year in which Fairchild Semiconductor (Suzhou) Co. Ltd. is profitable although the unified enterprise income tax law passed in March 2007, changing the Chinese statutory rate to 25% effective 2008, the new law grandfathered enterprises currently receiving tax incentives for a maximum period of five years. In 2011, a current provision for income taxes was provided for at 24%. Fairchild Semiconductor (Suzhou) Co., Ltd. will revert to its enacted statutory rate of 25% in 2012.

In 2011, a current provision for income taxes was provided for Fairchild Semiconductor Pte. Ltd at the concessionary holiday tax rate of 10% on qualifying income. Fairchild Semiconductor Pte. Ltd is entitled to a concessionary tax rate of 10% through 2019 at which time it will revert to Singapore’s enacted statutory rate of 17%.

The tax holidays increased net income by $3.0 million, or $0.02 per basic and diluted common share for the year ended December 25, 2011. The tax holidays increased net income by $3.7 million, or $0.03 per basic and diluted common share for the year ended December 26, 2010. There was no material benefit in 2009 from tax holidays due to losses.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 25, 2011 and December 26, 2010 are presented below:

	December 25, 2011	December 26, 2010
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$40.4	$56.2
Reserves and accruals	41.8	40.5
Capitalized research expenses and intangibles	—	10.4
Tax credit and capital allowance carryovers	94.2	97.8
Plant and equipment	0.2	—
Unrealized loss in other comprehensive income	4.0	1.9

Total gross deferred tax assets	180.6	206.8
Valuation allowance	(171.1)	(205.7)

Net deferred tax assets	9.5	1.1
Deferred tax liabilities:
Plant and equipment	—	(5.4)
Capitalized research expenses and intangibles	(3.7)	—

Total deferred tax liabilities	(3.7)	(5.4)

Net deferred tax assets (liabilities)	$5.8	$(4.3)

Net deferred tax assets (liabilities) by jurisdiction are as follows:

	December 25, 2011	December 26, 2010
	(In millions)
U.S.	$(23.9)	$(23.3)
Europe	0.6	0.9
Japan	0.8	0.8
China	8.0	5.1
Hong Kong	2.3	1.9
Malaysia	(1.9)	(5.6)
Singapore	0.1	0.1
Korea	20.6	17.5
Taiwan	(0.1)	(2.0)
Sweden	(1.3)	—
Foreign—other	0.6	0.3

Net deferred tax assets (liabilities)	$5.8	$(4.3)

Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability. The deferred tax valuation allowance for the year ended December 25, 2011 and December 26, 2010 was $171.1 million and $205.7 million, respectively.

Gross carryforwards as of December 25, 2011 and December 26, 2010, respectively, for U.S. net operating losses (NOL) totaled $84.4 million, for foreign tax credits totaled $46.3 million, and for research and development credits totaled $12.5 million. The net operating losses expire in 2023 through 2030. The foreign tax credits expire in 2012 through 2021. The research and development credits expire in varying amounts in 2012 through 2031.

The company’s ability to utilize its U.S. net operating loss and credit carry forwards may be limited in the future if the company experiences an ownership change, as defined in the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or more stockholders changes by more than 50% over a three year period. In August 1999, the company experienced an ownership change as a result of its initial public offering. This ownership change did not result in a material limitation on the utilization of the loss and credit carry forwards. As of December 25, 2011, the company has not undergone a second ownership change.

Significant management judgment is required in determining the company’s provision for income taxes and in determining whether deferred tax assets will be realized. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not likely to be realizable. Realization is based on the company’s ability to generate sufficient future taxable income. A valuation allowance is determined in accordance with the Income Taxes Topic of the ASC, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In 2005, a full valuation allowance on net U.S. deferred tax assets was recorded. While the results of 2011 represent positive evidence, the company continues to maintain a full valuation allowance on its net U.S. deferred tax assets as the underlying source of income relates to certain intercompany transactions with a non-taxed jurisdiction, which is excluded from determining whether the DTA will be realized. Until such time that some or all of the valuation allowance is reversed, future income tax expense or (benefit) in the U.S., excluding any tax expense generated by the company’s indefinite life intangibles, will be offset by adjustments to the valuation allowance to effectively eliminate any income tax expense or benefit in the U.S. Income taxes will continue to be recorded for other tax jurisdictions subject to the need for valuation allowances in those jurisdictions.

As of December 25, 2011, the company’s valuation allowance for U.S. deferred tax assets totaled $141.0 million, which consists of the beginning of the year allowance of $170.7 million, a 2011 benefit of $31.9 million to income from continuing operations and a charge of $2.2 million to OCI. The valuation allowance reduces the carrying value of temporary differences generated by capital losses, capitalized research and development expenses, foreign tax credits, reserves and accruals, and NOL carry forwards, which would require sufficient future capital gains and future ordinary income in order to realize the tax benefits. If the company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income from continuing operations, additional paid in capital or OCI.

In 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $24.8 million related to the company’s Malaysian cumulative reinvestment allowance and manufacturing incentives. As of December 27, 2009, the valuation allowance was $26.3 million. In 2010, the valuation allowance increased by $3.5 million to $29.8 million. In 2011, the valuation allowance decreased by $2.5 million to $27.3 million. As of December 25, 2011 the company’s valuation allowance for Taiwan deferred tax assets totaled $1.9 million relating to the company’s Taiwanese R&D investment tax credits.

Deferred income taxes have not been provided for the undistributed earnings of the company’s foreign subsidiaries that are reinvested indefinitely. Deferred income taxes have been provided for the undistributed earnings of the company’s foreign subsidiaries that are part of the repatriation plan, which were immaterial at December 25, 2011. In addition, certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore have and will continue to be part of the company’s repatriation plan. At December 25, 2011, the undistributed earnings of the company’s subsidiaries approximated $427.9 million. The amount of taxes attributable to these undistributed earnings is not practicably determinable.

The Income Tax Topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The company adopted the current standard on January 1, 2007. The unrecognized tax benefits at December 25, 2011 and December 26, 2010 total $58.4 million and $56.5 million respectively. Of the total unrecognized tax benefits at December 25, 2011 and December 26, 2010, $2.8 million and $0, respectively would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, as the company has a full valuation allowance against its U.S. deferred taxes. The timing of the expected cash outflow relating to $2.8 million is expected within one year.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
Beginning Balance	$56.5	$66.9	$64.1
Increases related to prior year tax positions	0.0	0.0	2.7
Decreases related to prior year tax positions	(0.9)	(3.0)	(0.9)
Increases related to current year tax positions	2.8	0.0	1.7
Settlements	—	(7.4)	0.0
Lapse of statute	0.0	0.0	(0.7)

Ending Balance	$58.4	$56.5	$66.9

The company’s major tax jurisdictions are the U.S. and Korea. For the U.S., the company has open tax years dating back to 1999 due to the carryforward of tax attributes. In Korea, the company has five open tax years dating back to 2006.

As of December 25, 2011, the company had accrued for penalties and interest relating to uncertain tax positions totaling $0.3 million. As of December 26, 2010, the company had no uncertain tax positions subject to penalties and interest. The increase of $0.3 million during the year was recognized as a component of income tax expense.

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

Fairchild Semiconductor 2007 Stock Plan. Under this plan, officers, employees, non-employee directors, and certain consultants may be granted stock options, stock appreciation rights, restricted stock including restricted stock units (RSUs), performance units (PUs), deferred stock units (DSUs), and other stock-based awards. The plan has been approved by stockholders. The maximum number of shares of common stock that may be delivered under the plan is equal to 18,493,619 shares, plus shares available for issuance as of May 2, 2007, under the Fairchild Semiconductor Stock Plan and shares subject to outstanding awards under the Fairchild Semiconductor Stock Plan as of May 2, 2007, that cease for any reason to be subject to such awards. The maximum life of any option is ten years from the date of grant for incentive stock options and non-qualified stock options. Actual terms for outstanding non-qualified stock options are eight years, although options may be granted under the plan with up to ten year terms. Options granted under the plan are exercisable at the determination of the compensation committee, generally vesting ratably over four years. PUs are contingently granted depending on the achievement of certain predetermined performance goals. DSUs, RSUs and PUs entitle participants to receive one share of common stock for each DSU, RSU or PU awarded. For RSUs and PUs, the settlement date is the vesting date. For DSUs, the settlement date is selected by the participant at the time of the grant. Grants of PUs generally vest under the plan over a period of three years, and DSUs and RSUs generally vest over a period of three or four years.

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

Equity Awards Made Outside Stockholder-Approved Plans. The company has granted equity awards representing a total of 820,000 shares outside its equity compensation plans. As of December 25, 2011, equity awards representing 275,000 shares remain outstanding, all of which are options.

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

The following table presents a summary of the company’s stock options for the year ended December 25, 2011.

	Year Ended
	December 25, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(000’s)		(In years)	(In millions)
Outstanding at beginning of period	9,413	$17.76
Granted	0	—
Exercised	(2,569)	13.78
Forfeited	(36)	11.49
Expired	(339)	18.10

Outstanding at end of period	6,469	$19.36	1.1	0.6

Exercisable at end of period	6,246	$19.65	1.0	0.4

The weighted average grant-date fair value for options granted during the year ended December 27, 2009 was $2.31. There were no options granted during the years of 2010 and 2011.

The following table presents a summary of the company’s DSUs for the year ended December 25, 2011.

	Year Ended
	December 25, 2011
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Outstanding at beginning of period	256	$12.45
Granted	90	19.80
Vested and released	(42)	20.34
Forfeited	0	0.00

Outstanding at end of period	304	$13.53

The weighted average grant-date fair value for DSUs granted during the years ended December 26, 2010 and December 27, 2009 was $10.62 and $5.72, respectively. The total grant-date fair value for DSUs vested during the years ended December 25, 2011, December 26, 2010, and December 27, 2009 was $0.8 million, $0.5 million and $1.1 million, respectively. The number, weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual term for DSUs vested and outstanding is 304,596 units, zero (as these are zero strike price awards), $1.8 million and 1.73 years, respectively.

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

The following table presents a summary of the company’s RSUs for the year ended December 25, 2011.

	Year Ended
	December 25, 2011
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	4,286	$7.49
Granted	1,953	17.14
Vested	(1,400)	7.84
Forfeited	(385)	9.21

Nonvested at end of period	4,454	$11.43

The weighted average grant-date fair value for RSUs granted during the years ended December 26, 2010 and December 27, 2009 was $10.72 and $4.40, respectively. The total grant-date fair value for RSUs vested during the year ended December 25, 2011, December 26, 2010, and December 27, 2009 was $11.0 million, $13.6 million and $5.4 million, respectively.

The following table presents a summary of the company’s PUs for the year ended December 25, 2011.

	Year Ended
	December 25, 2011
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	1,876	$7.22
Granted	624	17.38
Vested	(702)	6.30
Forfeited	(242)	9.01

Nonvested at end of period	1,556	$11.42

The weighted average grant-date fair value for PUs granted during the years ended December 26, 2010 and December 27, 2009 was $10.63 and $4.10, respectively. The total grant-date fair value for PUs vested during the year ended December 25, 2011, December 26, 2010 and December 27, 2009 was $4.4 million, $2.8 million and $4.8 million, respectively.

The following table summarizes the total intrinsic value for stock options exercised and DSUs, RSUs and PUs vested (i.e. the difference between the market price at exercise and the price paid by employees to exercise the award) for 2011, 2010 and 2009, respectively.

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
	(In millions)
Options	$10.8	$1.6	$—
DSUs	$0.8	$0.4	$0.4
RSUs	$24.0	$22.2	$2.5
PUs	$12.4	$5.5	$1.3

The company’s practice is to issue shares of common stock upon exercise or settlement of options, DSUs, RSUs and PUs from previously unissued shares. For the year ended December 25, 2011 and December 26, 2010, $35.5 million and $6.4 million, respectively, was received from exercises of stock-based awards.

Valuation and Expense Information

The following table summarizes stock-based compensation expense by financial statement line, for the years ended December 25, 2011, December 26, 2010 and December 27, 2009.

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
	(In millions)
Cost of Sales	4.3	$5.7	$5.8
Research and Development	4.8	4.1	3.8
Selling, General and Administrative	15.7	11.1	7.9

	24.8	$20.9	$17.5

The company also capitalized $0.6, $0.3 and $1.2 million of stock-based compensation into inventory for the years ended December 25, 2011, December 26, 2010 and December 27, 2009, respectively. In addition, due to the valuation allowance for U.S. deferred income tax assets recorded by the company, no tax benefit on U.S. based stock compensation expense was recognized in the years ended December 25, 2011, December 26, 2010 and December 27, 2009. No material income tax benefit was recognized by foreign tax jurisdictions for the year ended December 25, 2011, December 26, 2010 and December 27, 2009

The following table summarizes total compensation cost related to unvested awards not yet recognized and the weighted average period over which it is expected to be recognized at December 25, 2011.

	December 25, 2011
	Unrecognized Compensation Cost for Unvested Awards	Weighted Average Remaining Recognition Period
	(In millions)	(In years)
Options	0.2	0.4
DSUs	0.4	1.6
RSUs	28.2	1.9
PUs	5.9	1.9

The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions. No options were granted in 2011 or 2010. The fair value of each DSU, RSU and PU is equal to the closing market price of the company’s common stock on the date of grant.

Year Ended
December 27, 2009
Expected volatility	58.6%
Dividend yield	—
Risk-free interest rate	1.9%
Expected life, in years	5.3

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

NOTE 10—RETIREMENT PLANS

The company sponsors the Fairchild Personal Savings and Retirement Plan (the “Retirement Plan”), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the U.S. As of January 1, 2007, the company provided a discretionary matching contribution equal to 100% of employee elective deferrals on the first 3% of pay that is contributed to the Retirement Plan and 50% of the next 2% of pay contributed. The company’s matching contribution was suspended in the first quarter of 2009 due to economic conditions and reinstated in the fourth quarter of 2009. The company also maintains a non-qualified Benefit Restoration Plan, under which certain eligible employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The company matched employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. The company’s matching contribution for this plan was suspended for the same period of time as the 401(k) plan. Total expense recognized under these plans was $5.0 million, $5.0 million and $2.2 million for 2011, 2010 and 2009, respectively.

Prior to the fourth quarter of 2011, employees in Korea who have been with the company for over one year were entitled by Korean law to receive lump-sum payments upon termination of their employment. The payments were based on current rates of pay and length of service through the date of termination. It was the company’s policy to accrue for this estimated liability as of each balance sheet date. As of December 26, 2010, the long term portion of $10.8 million was included within other liabilities and the current portion of $6.3 million was included in accrued expenses and other current liabilities. Amounts recognized as expense were $9.0 million, $9.8 million and $6.4 million, for 2011, 2010 and 2009, respectively. Due to a change in Korean tax laws impacting deductibility, the company converted the retirement plan to a funded defined contribution plan in

December of 2011. As a result of this change, the company paid out $17.7 million in cash to fund the plan, inclusive of one-time incentive payment and incurred a $2.7 million expense. Contribution expense for the new defined contribution plan was $0.5 million in 2011.

Employees in Malaysia participate in a defined contribution plan. The company has funded accruals for this plan in accordance with statutory regulations in Malaysia. Amounts recognized as expense for contributions made by the company under this plan were $2.1 million, $1.9 million and $1.6 million for 2011, 2010 and 2009, respectively.

Employees in the United Kingdom, Italy, Germany, Finland, China, Hong Kong, the Philippines, Japan and Taiwan are also covered by a variety of defined benefit or defined contribution pension plans that are administered consistent with local statutes and practices. The expense under each of the respective plans for 2011, 2010 and 2009 was not material to the consolidated financial statements.

In accordance with the Compensation—Retirement Benefits Topic of the ASC the company recognizes the over-funded or under-funded status of its defined postretirement plans as an asset or liability in its statement of financial position. The company currently has defined benefit pension plans in Germany, the Philippines, and Taiwan. The net funded status for the company’s foreign defined benefit plans was $4.9 million and $3.8 million at December 25, 2011 and December 26, 2010, respectively, and was recognized as a liability in the consolidated statements of financial position. The company measures plan assets and benefit obligations as of the date of the fiscal year-end.

NOTE 11—LEASE COMMITMENTS

Rental expense related to certain facilities and equipment of the company’s plants was $18.4 million, $17.5 million and $19.6 million, for 2011, 2010 and 2009, respectively.

Certain facility and land leases contain renewal provisions. Future minimum lease payments under non-cancelable operating leases as of December 25, 2011 are as follows:

Year ending December,	(In millions)
2012	15.0
2013	8.9
2014	7.0
2015	3.7
2016	2.8
Thereafter	0.6

38.0

NOTE 12—STOCKHOLDERS’ EQUITY

Preferred Stock

Under the company’s restated certificate of incorporation, the company’s Board of Directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 25, 2011 and December 26, 2010, no shares were issued.

Common Stock

The company has authorized 340,000,000 shares of Common Stock at a par value of $.01 per share. The holders of Common Stock are entitled to cumulative voting rights in the election of directors and to one vote per share on all other matters submitted to a vote of the stockholders.

The company accounts for treasury stock acquisitions using the cost method. At December 25, 2011 and December 26, 2010, there were approximately 8.9 million and 6.1 million treasury shares, respectively held by the company.

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

The company has completed payment of the employee severance accruals related to the 2008 Infrastructure Realignment Program. Payouts associated with the 2008 lease impairment were made on a regular basis and were completed in the fourth quarter of 2011.

2009 Infrastructure Realignment Program

During 2009, the company recorded restructuring and impairment charges, net of releases, totaling $27.9 million. The charges and reversals are detailed in the tables below.

The 2009 Infrastructure Realignment Program includes costs associated with the previously planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy.

The consolidation of the South Korea fabrication processes was completed in 2011. During 2011 the company decided to keep open the Mountain Top facility reversing the March 2009 announcement to close the site. Since the original announcement, the company has experienced strong growth and profitability in the High Voltage and Automotive businesses. This growth has driven the company to announce extensions of the Mountain Top closure date multiple times since March of 2009. The company expects to continue the expansion of these businesses and determined that retaining the Mountain Top facility will be essential to supporting the automotive customers’ current and future needs. As a result of this decision we released the reserves related to Mountain Top restructuring action and paid out previously accrued employee stay-on bonuses prior to the end of 2011.

2010 Infrastructure Realignment Program

During 2010, the company recorded restructuring and impairment charges, net of releases, totaling $7.0 million. The charges are detailed in the table below.

The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing the company’s accounting functions.

2011 Infrastructure Realignment Program

During 2011, the company recorded restructuring and impairment charges, net of releases, totaling $2.8 million. The charges are detailed in the table below.

The 2011 Infrastructure Realignment Program includes costs for organizational changes in the company’s supply chain management group, the website technology group, the quality organization, and other administrative groups. The 2011 program also includes costs to further improve the company’s manufacturing strategy and changes in both the PCIA and MCCC groups.

	Accrual Balance at 12/28/2008	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/27/2009
2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.4	$—	$(0.2)	$(0.1)	$—	$0.1
2008 Infrastructure Realignment Program:
Employee Separation Costs	11.3	7.0	(17.3)	(0.6)	—	0.4
Lease Impairment Costs	1.5	0.7	(0.6)	—	—	1.6
2009 Infrastructure Realignment Program:
Employee Separation Costs	—	15.4	(7.2)	(0.1)	—	8.1
Asset Impairment	—	1.6	—	—	(1.6)	—
Fab Closure Costs	—	4.0	(4.0)	—	—	—

	$13.2	$28.7	$(29.3)	$(0.8)	$(1.6)	$10.2

	Accrual Balance at 12/27/2009	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/26/2010
2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.1	$—	$(0.1)	$—	$—	$0.0
2008 Infrastructure Realignment Program:
Employee Separation Costs	0.4	(2.4)	2.3	(0.3)	—	—
Lease Impairment Costs	1.6	—	(0.9)	—	—	0.7
2009 Infrastructure Realignment Program:
Employee Separation Costs	8.1	4.5	(4.1)	(0.4)	—	8.1
Fab Closure Costs	—	1.7	(1.7)	—	—	—
2010 Infrastructure Realignment Program:
Employee Separation Costs	—	3.9	(1.7)	—	—	2.2

	$10.2	$7.7	$(6.2)	$(0.7)	$—	$11.0

	Accrual Balance at 12/26/2010	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/25/2011
2008 Infrastructure Realignment Program:
Lease Impairment Costs	$0.7	$—	$(0.7)	$—	$—	$0.0
2009 Infrastructure Realignment Program:
Employee Separation Costs	8.1	1.9	(1.8)	(8.2)	—	0.0
Fab Closure Costs	—	0.7	(0.7)	—	—	—
2010 Infrastructure Realignment Program:
Employee Separation Costs	2.2	3.6	(4.4)	(0.4)	—	1.0
2011 Infrastructure Realignment Program:
Employee Separation Costs	—	5.4	(3.5)	(0.2)	—	1.7

	$11.0	$11.6	$(11.1)	$(8.8)	$—	$2.7

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

The company has future commitments to purchase chemicals for certain wafer fabrication facilities. In the event the company was to end the agreements, the company would be required to pay future minimum payments of approximately $17.3 million. The company does not accrue for this liability as we expect to use these chemicals in the ordinary course of business.

The company’s facilities in South Portland, Maine and West Jordan, Utah have ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of the company from National Semiconductor. Pursuant to the Asset Purchase Agreement with National Semiconductor Corporation, National Semiconductor has agreed to indemnify the company for the future costs of these projects. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented. National Semiconductor Corporation was purchased by Texas Instruments Incorporated during the fourth quarter of 2011.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. The new trial was held in June of 2009 and then in January of 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We have challenged the final damages award, willfulness finding, , and other issues on appeal. On January 11, 2012, the company presented an appeal to the U.S. Court of Appeals for the Federal Circuit and anticipates a ruling prior to the end of 2012.

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

Both lawsuits have been consolidated and will be heard together in Delaware District Court. The trial is currently scheduled for April of 2012.

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

POWI 4: On February 10, 2010 Fairchild and System General filed a lawsuit in Suzhou, China against four Power Integrations entities and seven vendors. The lawsuit claims that Power Integrations violates certain Fairchild/System General patents. Fairchild is seeking an injunction against the Power Integrations products and over $17.0 million in damages. Power Integrations attempted to have the Fairchild/System General patents declared invalid in proceedings before the Chinese patent office. In January 2012, a hearing was held in court in Suzhou, China. The company anticipates that the court will rule on the case before the end of fiscal 2012.

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows. Legal costs are expensed as incurred.

The company analyzes the potential litigation outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, the company groups contingencies into three categories. The first category represents a remote possibility of a loss. For contingencies in this category, the company does not record a reserve or perform an assessment of a range of possible loss. The second category represents reasonably possible losses. For this category, the company assesses the range of possible losses but does not record a reserve. The company believes the range of possible losses for contingencies in this category is approximately zero to $5.0 million. The third category represents losses the company believes are probable. For these probable losses the company believes the best estimate of losses to be $13.1 million as of December 25, 2011 and has recorded this as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and/or resolving these claims.

NOTE 16—DERIVATIVES

The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with the requirements of the Derivatives and Hedging Topic of the FASB ASC, the fair value of these hedges is recorded on the balance sheet. For the fair value of derivatives, see Note 3.

Foreign Currency Derivatives. The company uses currency forward and combination option contracts to hedge a portion of its forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine peso, Malaysian ringgit, Korean won and Chinese yuan. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 24 months or less as of the end of December 25, 2011.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the years ended December 25, 2011, December 26, 2010 and December 27, 2009. No cash flow hedges were derecognized or discontinued in 2011, 2010 and 2009.

Derivative gains and losses included in AOCI are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $5.5 million of net unrealized derivative gains included in AOCI will be reclassified into earnings within the next twelve months.

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

Effectiveness of this hedge was calculated by comparing the fair value of the derivative to a hypothetical derivative that would be a perfect hedge of floating rate debt. The value of the hedge at inception was zero and ineffectiveness was immaterial during the term of the hedge.

Derivative gains and losses included in AOCI were reclassified into earnings at the time the forecasted transaction was recognized. The amounts were reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affected earnings.

The table below shows the notional principal and the location and amounts of the derivative fair values in the statement of operations and the consolidated balance sheet as of and for the periods ended December 25, 2011 and December 26, 2010. Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year-end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 25, 2011 and December 26, 2010. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	As of December 25, 2011				As of December 26, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges
Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$60.3	$0.9	$0.9	Current assets	$41.9	$0.8	$0.8
Derivatives for forecasted revenues	Current liabilities	$—	$—	$—	Current liabilities	$12.0	$(0.2)	$(0.2)
Derivatives for forecasted expenses	Current assets	33.6	—	—	Current assets	110.3	1.8	1.8
Derivatives for forecasted expenses	Current liabilities	224.4	(6.4)	(6.4)	Current liabilities	—	—	—

Total foreign exchange contract derivatives		$318.3	$(5.5)	$(5.5)		$164.2	$2.4	$2.4

	For the Twelve Months Ended December 25, 2011			For the Twelve Months Ended December 26, 2010
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
Derivatives in Cash Flow Hedges
Foreign Currency contracts	Revenue	$(2.8)	$(2.8)	Revenue	$(0.2)	$(0.2)
Foreign Currency contracts	Expenses	5.3	5.3	Expenses	3.7	3.7
Interest Rate contract	Interest Expense	0.0	0.0	Interest Expense	-1.8	-1.8

		$2.5	$2.5		$1.7	$1.7

	Gain (Loss) Recognized in OCI for Derivative Instruments (1)
	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
Interest rate contract	$—	$1.8	$4.2
Foreign exchange contracts	(7.9)	1.0	5.3

	$(7.9)	$2.8	$9.5

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of December 25, 2011			As of December 26, 2010
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
		(In millions)			(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Current assets	$4.6	$—	Current assets	$—	$—
Foreign Exchange Contracts	Current liabilities	13.7	—	Current liabilities	20.7	(0.0)

Total derivatives, net		$18.3	$—		$20.7	$(0.0)

	For the Twelve Months Ended December 25, 2011		For the Twelve Months Ended December 25, 2010
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
		(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$(0.2)	Revenue	$(0.2)
Foreign Exchange Contracts	Expenses	(0.2)	Expenses	0.4

Net gain (loss) recognized in income		$(0.4)		$0.2

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

The following table presents selected statement of operations information on reportable segments for 2011, 2010 and 2009.

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
	(In millions)
Revenue and Operating Income:
MCCC
Total revenue	$642.3	$657.6	$525.7
Operating income	123.6	155.7	74.2

PCIA
Total revenue	798.1	755.9	526.0
Operating income	206.9	201.5	69.5

SDT
Total revenue	148.4	186.2	135.8
Operating income	28.1	39.7	11.9

Corporate
Restructuring and impairments expense	(2.8)	(7.0)	(27.9)
Stock-based compensation expense	(24.8)	(20.9)	(17.5)
Selling, general and administrative expense	(162.8)	(169.3)	(140.3)
Charge for litigation	—	(8.0)	(6.0)
Other (1)	(3.3)	(7.1)	(8.8)

Total Consolidated
Total revenue	$1,588.8	$1,599.7	$1,187.5
Operating income (loss)	$164.9	$184.6	$(44.9)

(1)	In 2011, Other consists of $2.7 million associated with a change to defined contribution plans in Korea and Japan, $0.7 million in accelerated depreciation related to the previously planned closure of the Mountaintop facility, and $0.1 million of other expenses. In 2010, Other consists primarily of accelerated depreciation related to the previously planned closure of the Mountaintop facility and the eight inch conversion process at the Salt Lake facility. In 2009, Other includes $8.8 million in accelerated depreciation related to the previously planned closure of the Mountaintop facility.

Depreciation and amortization by reportable operating segment were as follows:

	Year Ended
	December 25, 2011	December 26, 2010	December 27, 2009
	(In millions)
MCCC	$56.7	$64.6	$70.6
PCIA	83.2	79.1	77.4
SDT	10.6	12.6	12.4

Total	$150.5	$156.3	$160.4

Geographic revenue information is based on the customer location within the indicated geographic region. Revenue by geographic region was as follows:

	Year Ended
	December 26, 2011	December 26, 2010	December 27, 2009
	(In millions)
Total Revenue:
U.S.	$158.9	$176.0	$95.0
Other Americas	31.8	48.0	47.5
Europe	206.5	224.0	142.5
China	524.3	527.9	427.5
Taiwan	222.4	223.9	190.0
Korea	174.8	207.9	154.4
Other Asia/Pacific	270.1	192.0	130.6

Total	$1,588.8	$1,599.7	$1,187.5

Other Asia/Pacific includes Japan, Singapore, and Malaysia.

Geographic property, plant and equipment balances as of December 25, 2011 and December 26, 2010 are based on the physical locations within the indicated geographic areas and are as follows:

	December 25, 2011	December 26, 2010
	(In millions)
Property, Plant & Equipment, Net:
U.S.	$251.6	$257.5
Korea	250.8	163.5
Philippines	55.1	59.8
Malaysia	75.7	79.7
China	126.1	120.8
All Others	6.1	8.0

Total	$765.4	$689.3

NOTE 18—ACQUISITIONS AND DIVESTURES

On March 15, 2011, the company completed the acquisition of TranSiC™, a silicon carbide power transistor company for $17.4 million. The acquisition provides the company with bipolar silicon carbide technology with demonstrated efficiencies and strong performance advantages over MOSFET and JFET technology. As part of the acquisition, the company also acquired a team of experienced silicon carbide engineers and scientists, and multiple patents in silicon carbide technology. Products using this technology will be sold as discrete solutions and as part of our smart power modules. No pro forma results of operations are presented because the disclosures are not material.

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

NOTE 19—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for 2011 and 2010 (in millions, except per share amounts):

	2011
	First	Second	Third	Fourth
Total revenue	$413.0	$433.2	$403.2	$339.4
Gross margin	152.0	160.7	144.8	101.7
Net income (loss)	43.5	44.9	35.8	21.3

Basic income per common share	$0.34	$0.35	$0.28	$0.17

Diluted income per common share	$0.33	$0.34	$0.28	$0.17

	2010
	First	Second	Third	Fourth
Total revenue	$378.0	$409.6	$414.4	$397.7
Gross margin	121.6	143.3	150.9	147.2
Net income (loss)	22.6	43.8	35.8	51.0

Basic income (loss) per common share	$0.18	$0.35	$0.29	$0.41

Diluted income (loss) per common share	$0.18	$0.34	$0.28	$0.40

NOTE 20—SUBSEQUENT EVENTS

The company has evaluated subsequent events and did not identify any events that required disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 25, 2011, the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed and operating effectively as of December 25, 2011 at a reasonable assurance level.

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

Fairchild Semiconductor’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 25, 2011. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management believes that, as of December 25, 2011, the company’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of Fairchild’s internal control over financial reporting as of December 25, 2011, and has issued a report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during our year ended December 25, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our senior officers which we believe satisfies the standards promulgated by the Securities and Exchange Commission and the New York Stock Exchange. Our code applies to all directors, officers and employees, including our chief executive officer, our chief financial officer and our principal accounting officer and corporate controller. Our current Code of Business Conduct and Ethics was filed as an exhibit to our current report on Form 8-K on January 31, 2006. Our Code of Business Conduct and Ethics is posted on our website, and can be accessed by visiting our investor relations web site at http://investor.fairchildsemi.com and clicking on “Corporate Governance.”

The information regarding directors set forth under the caption “Proposal 1—Election of Directors” appearing in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 2012, which will be filed with the Securities and Exchange Commission not later than 120 days after December 25, 2011 (the “2012 Proxy Statement”), is incorporated by reference.

The information regarding executive officers set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K is incorporated by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement is incorporated by reference.

The information regarding our Audit Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2012 Proxy Statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in the 2012 Proxy Statement is incorporated by reference.

The information regarding our Compensation Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2012 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers” in the 2012 Proxy Statement is incorporated by reference.

The information regarding our equity compensation plans as set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Programs” in Item 5 of this annual report on Form 10-K is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons” and “Policies and Procedures for Approval of Related Party Transactions” in the 2012 Proxy Statement is incorporated by reference.

The information regarding director independence set forth under the caption “Corporate Governance, Board Meetings and Committees” in the 2012 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” included under the proposal entitled “Proposal 5—Ratify Appointment of KPMG LLP as Independent Registered Public Accounting Firm of the Company for 2012” in the 2012 Proxy Statement is incorporated by reference.

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

Description	Price Protection	Product Returns	Other Returns and Allowances	Deferred Tax Valuation Allowance
	(In millions)
Balances at December 28, 2008	22.6	10.6	2.9	195.2

Charged to costs and expenses, or revenues	54.6	27.3	5.6	16.4
Deductions	(59.9)	(26.6)	(4.3)	—
Charged to other accounts	(0.0)	(0.0)	(0.0)	(2.5)

Balances at December 27, 2009	$17.3	$11.3	$4.2	$209.1

Charged to costs and expenses, or revenues	32.3	23.4	11.4	3.9
Deductions	(40.2)	(22.9)	(10.0)	(8.0)
Charged to other accounts	—	0.1	—	0.7

Balances at December 26, 2010	$9.4	$11.9	$5.6	$205.7

Charged to costs and expenses, or revenues	37.6	20.9	14.3	—
Deductions	(37.0)	(21.7)	(17.1)	(36.8)
Charged to other accounts	—	0.1	—	2.2

Balances at December 25, 2011	$10.0	$11.2	$2.8	$171.1

EXHIBIT INDEX

Exhibit No.	Description

3.01(i)	Second Restated Certificate of Incorporation. (5)

3.01(i)	Certificate of Amendment to the Second Restated Certificate of Incorporation (18)

3.01(ii)	Bylaws, as amended through February 25, 2010. (21)

10.01	Credit Agreement, dated as of June 26, 2006. (13)

10.02*	Executive Severance Policy. (14)

10.03*	Form of Executive Severance Policy Designation and Agreement (Non-California Employees). (17)

10.04*	Form of Executive Severance Policy Designation and Agreement (California Employees). (17)

10.05	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (3)

10.06	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (1)

10.07*	Fairchild Benefit Restoration Plan. (1)

10.08*	Fairchild Incentive Plan. (22)

10.09*	Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan. (4)

10.10	Incremental Term Loan Commitment Agreement dated as of May 16, 2008. (19)

10.11*	Fairchild Enhanced Incentive Plan (22)

10.13*	Fairchild Semiconductor International, Inc. Employees Stock Purchase Plan. (26)

10.14*	Non-Qualified Stock Option Agreement, dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (7)

10.15*	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (9)

10.16*	Fairchild Semiconductor Stock Plan. (11)

10.17*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan. (6)

10.18*	Form of Deferred Stock Unit Agreement under the Fairchild Semiconductor Stock Plan. (6)

10.19*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor Stock Plan. (18)

10.20*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (9)

10.21*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (12)

10.22*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 10, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (12)

10.23*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 27, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Frey. (12)

Exhibit No.	Description

10.24	Employment Agreement, dated as of December 9, 2009 between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation. (21)

10.25	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd. (2)

10.26	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company. (20)

10.27*	Fairchild Semiconductor 2007 Stock Plan. (18)

10.28*	Fairchild Semiconductor Corporation Restated Severance Benefit Plan. (15)

10.29*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (15)

10.30*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (15)

10.31*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor 2007 Stock Plan. (15)

10.32*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor 2007 Stock Plan. (15)

10.33	Second Amendment to Credit Agreement (18)

10.34*	Long-Term Incentive Compensation Award Agreement dated December 22, 2010 between Mark S. Thompson and Fairchild Semiconductor International, Inc. (23)

10.35	Credit Agreement dated as of May 20, 2011 (24)

14.01	Code of Business Conduct and Ethics. (10)

21.01	List of Subsidiaries.

23.01	Consent of KPMG LLP.

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

101.INS	XBRL Instance Document (25)

101.SCH	XBRL Taxonomy Extension Schema Document (25)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (25)

101.DEF	XBRL Taxonomy Definition Linkbase Document (25)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (25)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (25)

(1)	Incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).
(2)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).
(3)	Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).
(4)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.
(5)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004, filed May 7, 2004.
(6)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed October 7, 2004 (File No. 333-119595).
(7)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 3, 2004.
(8)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, filed August 5, 2005.
(9)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, filed November 4, 2005.
(10)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed January 31, 2006.
(11)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed May 5, 2006.
(12)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed May 12, 2006.
(13)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed August 9, 2006.
(14)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed March 1, 2007.
(15)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, filed August 9, 2007.
(16)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 11, 2007.
(17)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, filed February 28, 2008.
(18)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010 filed August 4, 2010.
(19)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.
(20)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.
(21)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2009, filed February 25, 2010.
(22)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009, filed on August 7, 2009.
(23)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010, filed on February 24, 2011.
(24)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011, filed on August 5, 2011.
(25)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the securities Exchange Act of 1934, and otherwise is not subject to liability under these section.
(26)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Report filed on Form 8-K on May 7, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

/S/ MARK S. THOMPSON
Mark S. Thompson
President and Chief Executive Officer

Date: February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARK S. THOMPSON Mark S. Thompson	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	February 23, 2012

/S/ MARK S. FREY Mark S. Frey	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 23, 2012

/S/ ROBIN A. SAWYER Robin A. Sawyer	Vice President, Corporate Controller (principal accounting officer)	February 23, 2012

/S/ RONALD W. SHELLY Ronald W. Shelly	Director	February 23, 2012

/S/ CHARLES P. CARINALLI Charles P. Carinalli	Director	February 23, 2012

/S/ THOMAS L. MAGNANTI Thomas L. Magnanti	Director	February 23, 2012

/S/ BRYAN R. ROUB Bryan R. Roub	Director	February 23, 2012

/S/ KEVIN J. MCGARITY Kevin J. McGarity	Director	February 23, 2012

/S/ ANTHONY LEAR Anthony Lear	Director	February 23, 2012

/S/ RANDY W. CARSON Randy W. Carson	Director	February 23, 2012

/S/ TERRY A. KLEBE Terry A. Klebe	Director	February 23, 2012