Form 10-Q
period 2012-04-01
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2012-05-11
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 1, 2012:

Title of Each Class	Number of Shares
Common Stock	127,286,124

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	April 1, 2012	December 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$381.3	$423.3
Short-term marketable securities	0.3	0.2
Accounts receivable, net of allowances of $23.5 and $24.0 at April 1, 2012 and December 25, 2011, respectively	166.6	142.9
Inventories	228.9	234.2
Deferred income taxes, net of allowances	16.9	16.5
Other current assets	26.3	35.9

Total current assets	820.3	853.0
Property, plant and equipment, net	756.8	765.4
Deferred income taxes, net of allowances	18.8	17.1
Intangible assets, net	60.6	65.4
Goodwill	169.3	169.3
Long-term securities	29.3	32.3
Other assets	36.9	34.4

Total assets	$1,892.0	$1,936.9

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	125.3	132.5
Accrued expenses and other current liabilities	87.7	125.7

Total current liabilities	213.0	258.2
Long-term debt, less current portion	300.1	300.1
Deferred income taxes	27.7	27.8
Other liabilities	26.4	26.3

Total liabilities	567.2	612.4
Commitments and contingencies (Note 15)
Temporary equity - deferred stock units	2.6	2.3
Stockholders’ equity:

Common stock	1.3	1.3
Additional paid-in capital	1,479.9	1,481.9
Accumulated deficit	(40.4)	(42.0)
Accumulated other comprehensive loss	(12.0)	(12.4)
Less treasury stock (at cost)	(106.6)	(106.6)

Total stockholders’ equity	1,322.2	1,322.2

Total liabilities, temporary equity and stockholders’ equity	$1,892.0	$1,936.9

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended
	April 1, 2012	March 27, 2011

Total revenue	$352.2	$413.0
Cost of sales	247.3	261.0

Gross margin	104.9	152.0

Gross margin %	29.8%	36.8%

Operating expenses:
Research and development	40.1	36.9
Selling, general and administrative	54.7	55.1
Amortization of acquisition-related intangibles	4.8	5.6
Restructuring and impairments	2.4	2.5

Total operating expenses	102.0	100.1

Operating income	2.9	51.9

Other expense, net	1.5	1.1

Income before income taxes	1.4	50.8

Provision (benefit) for income taxes	(0.2)	7.3

Net income	$1.6	$43.5

Net income per common share:
Basic	$0.01	$0.34

Diluted	$0.01	$0.33

Weighted average common shares:
Basic	126.3	126.1

Diluted	129.2	130.9

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	April 1, 2012	March 27, 2011
Net income	$1.6	$43.5
Other comprehensive income, net of tax:
Net change associated with hedging transactions	4.0	(0.1)
Net amount reclassified to earnings for hedging	(0.7)	—
Net change associated with fair value of securities	(2.9)	0.6
Net change associated with pension transactions	—	—

Comprehensive income	$2.0	$44.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	April 1, 2012	March 27, 2011
Cash flows from operating activities:
Net income	$1.6	$43.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.3	38.3
Non-cash stock-based compensation expense	6.9	5.0
Non-cash interest income	(0.1)	(0.1)
Non-cash financing expense	0.3	0.3
Loss on disposal of property, plant, and equipment	0.2	0.4
Deferred income taxes, net	(2.2)	(1.8)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(23.7)	3.8
Inventories	5.5	(8.8)
Other current assets	9.8	3.8
Current liabilities	(13.2)	(30.3)
Other assets and liabilities, net	(2.6)	2.6

Net cash provided by operating activities	16.8	56.7

Cash flows from investing activities:
Maturity of marketable securities	0.1	0.1
Capital expenditures	(49.8)	(34.3)
Purchase of molds and tooling	(0.5)	(0.8)
Acquisitions, net of cash acquired	—	(16.5)

Net cash used in investing activities	(50.2)	(51.5)

Cash flows from financing activities:
Repayment of long-term debt	—	(0.9)
Proceeds from issuance of common stock and from exercise of stock options	0.4	25.9
Shares withheld for employees taxes	(9.0)	(9.3)

Net cash used in (provided by) financing activities	(8.6)	15.7

Net change in cash and cash equivalents	(42.0)	20.9
Cash and cash equivalents at beginning of period	423.3	404.6

Cash and cash equivalents at end of period	$381.3	$425.5

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 25, 2011. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 25, 2011. Certain amounts for prior periods have been reclassified to conform to the current presentation. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year. The company’s fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week is included in the first quarter of the year. The company’s results for the quarters ended April 1, 2012 and March 27, 2011 consists of 14 weeks and 13 weeks, respectively.

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

Note 2 – Financial Statement Details

	0000000000	0000000000
	April 1, 2012	December 25, 2011
	(In millions)
Inventories
Raw materials	$36.1	$36.9
Work in process	129.2	135.2
Finished goods	63.6	62.1

	$228.9	$234.2

	0000000000	0000000000
	April 1, 2012	December 25, 2011
	(In millions)
Property, plant and equipment
Land and improvements	$24.0	$24.0
Buildings and improvements	385.3	382.4
Machinery and equipment	1,735.4	1,732.0
Construction in progress	146.5	151.5

Total property, plant and equipment	2,291.2	2,289.9
Less accumulated depreciation	1,534.4	1,524.5

	$756.8	$765.4

	0000000000	0000000000
	April 1, 2012	December 25, 2011
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$45.1	$75.7
Taxes payable	17.3	23.5
Restructuring and impairments	3.6	2.7
Other	21.7	23.8

	$87.7	$125.7

	000000000000	000000000000
	Three Months Ended
	April 1, 2012	March 27, 2011
	(in millions)
Other expense, net
Interest expense	$2.1	$1.7
Interest income	(0.7)	(0.7)
Other (income) expense, net	0.1	0.1

Other expense, net	$1.5	$1.1

During the first quarter of 2012, the company completed an analysis of the useful life assumptions on certain factory machinery and equipment. As a result, the estimated useful life assumptions for certain machinery and equipment were adjusted from eight years to ten years to better align depreciation expense to the actual historical useful lives. As a result, the company experienced a reduction in its depreciation expense of approximately $4.7 million in the first quarter of 2012, when compared to depreciation expense under the previous useful life policy. In addition, we reassessed the lives of our molds and tooling equipment which caused an offsetting impact on depreciation expense of $0.7 million resulting in a net depreciation reduction of $4.0 million when compared to depreciation expense under the previous useful life policies.

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

	0000000000	0000000000
	Three Months Ended
	April 1, 2012	March 27, 2011
	(In millions, except per share data)
Basic:
Net income	$1.6	$43.5

Weighted average shares outstanding	126.3	126.1

Net income per share	$0.01	$0.34

Diluted:
Net income	$1.6	$43.5

Basic weighted average shares outstanding	126.3	126.1
Assumed exercise of common stock equivalents	2.9	4.8

Diluted weighted average common and common equivalent shares	129.2	130.9

Net income per share	$0.01	$0.33

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	6.0	4.8

Note 4 – Supplemental Cash Flow Information

	0000000000	0000000000
	Three Months Ended
	April 1, 2012	March 27, 2011
	(In millions)
Cash paid for:
Income taxes, net	$3.9	$1.6

Interest	$2.0	$2.2

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

The assets and liabilities measured at fair value on a recurring basis include securities and derivatives. Financial instruments classified as Level 1 are securities traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency-backed securities that are traded by dealers or brokers in active over-the-counter markets. Derivatives are classified as Level 2 financial instruments. Auction rate securities are classified as Level 3 financial instruments.

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

A discounted cash flow (DCF) calculation is performed to determine the estimated fair value of the auction rate securities. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. Inputs for DCF calculations are based upon publicly available data as well as the company’s own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from twenty one to thirty three years for 2012 valuations and from four to ten years for 2011 valuations. The maturity assumptions are dependent on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of April 1, 2012.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Foreign Currency Derivatives
Assets	$1.0	$—	$1.0	$—
Liabilities	(3.2)	—	(3.2)	—

	$(2.2)	$—	$(2.2)	$—

Securities
Marketable securities	$2.6	$2.6	$—	$—
Auction rate securities	27.0	—	—	27.0

	$29.6	$2.6	$—	$27.0

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the three months ended April 1, 2012.

Auction Rate Securities
(In millions)

Balance at beginning of period	$29.8
Total realized and unrealized gains or (losses)
Included in net income	—
Included in OCI	(2.9)
Accretion of impairments included in net income	0.1
Sales	—
Purchases, issuances and settlements	—

Balance at end of period	$27.0

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under the Financial Instrument Topic of the FASB ASC. The carrying amount of the revolving facility is considered to approximate fair value as the interest rate on the loan is similar to current market rates. See Note 12 for more information on the credit facility.

	April 1, 2012		December 25, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Revolving Credit Facility borrowings	$300.0	$300.0	$300.0	$300.0

Note 6 – Derivatives

Derivatives. The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with the requirements of the Derivatives and Hedging Topic of the FASB ASC, the fair value of these hedges is recorded on the balance sheet. For the fair value of derivatives, see Note 5.

Foreign Currency Derivatives. The company uses currency forward and combination option contracts to hedge a portion of its forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine peso, Malaysian ringgit, Korean won and Chinese yuan. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 24 months or less.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the three months ended April 1, 2012. No cash flow hedges were derecognized or discontinued during the three months ended April 1, 2012.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $0.4 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next twelve months.

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

The tables below show the notional principal and the location and amounts of the derivative fair values in the consolidated balance sheet as of April 1, 2012 and December 25, 2011 as well as the location of derivative gains and losses in the statement of operations for the three months ended April 1, 2012 and March 27, 2011. Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the end of the period and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of April 1, 2012 and December 25, 2011. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	As of April 1, 2012				As of December 25, 2011
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges

Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$16.4	$0.4	$0.4	Current assets	$60.3	$0.9	$0.9
Derivatives for forecasted revenues	Current liabilities	$36.2	$(0.2)	(0.2)	Current liabilities	$—	$—	—
Derivatives for forecasted expenses	Current assets	58.6	0.7	0.7	Current assets	33.6	—	—
Derivatives for forecasted expenses	Current liabilities	249.7	(3.1)	(3.1)	Current liabilities	224.4	(6.4)	(6.4)

Total foreign exchange contract derivatives		$360.9	$(2.2)	$(2.2)		$318.3	$(5.5)	$(5.5)

	For the Three Months Ended April 1, 2012			For the Three Months Ended March 27, 2011
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI

Foreign Currency contracts	Revenue	$0.5	$0.5	Revenue	$(1.1)	$(1.1)
Foreign Currency contracts	Expenses	0.2	0.2	Expenses	1.1	1.1

		$0.7	$0.7		$—	$—

Gain (Loss) Recognized in OCI for Derivative Instruments (1)
Three Months Ended April 1, 2012
Foreign exchange contracts	$3.3

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of April 1, 2012			As of December 25, 2011
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)			(In millions)

Derivatives Not Designatedas Hedging Instruments
Foreign Exchange Contracts	Current assets	$9.6	$—	Current assets	$4.6	$—
Foreign Exchange Contracts	Current liabilities	4.8	—	Current liabilities	13.7	—

Total derivatives, net		$14.4	$—		$18.3	$—

	For the Three Months Ended April 1, 2012		For the Three Months Ended March 27, 2011
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$0.1	Revenue	$(0.1)
Foreign Exchange Contracts	Expenses	0.4	Expenses	0.4

Net gain (loss) recognized in income		$0.5		$0.3

Note 7 – Securities

The company invests excess cash in marketable securities consisting primarily of money markets, commercial paper, corporate notes and bonds, and U.S. government securities. While the company still holds auction rate securities, the company no longer actively invests in them.

All of the company’s securities are classified as available-for-sale. In accordance with the Investments – Debt and Equity Securities Topic of the FASB ASC, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of AOCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no material realized gains or losses on sales of securities in the first three months of 2012 or 2011.

Securities are summarized as of April 1, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.3	$0.0	$0.0	$0.3

Total marketable securities	$0.3	$0.0	$0.0	$0.3

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.7	$0.4	$0.0	$2.1
Corporate debt securities	0.2	0.0	0.0	0.2
Auction rate securities	35.9	0.0	(8.9)	27.0

Total securities	$37.8	$0.4	$(8.9)	$29.3

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

Securities are summarized as of December 25, 2011:

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

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of April 1, 2012.

	Amortized Cost	Market Value
	(In millions)

Due in one year or less	$0.3	$0.3
Due after one year through three years	0.5	0.6
Due after three years through ten years	1.0	1.2
Due after ten years	$36.3	$27.5

	$38.1	$29.6

As of April 1, 2012, auction rate securities with a market value of $27.0 million are included in the table above in contractual maturities due after ten years. The company’s auction rate securities are composed of approximately $18.8 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $8.2 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to accrue and receive interest on these securities based on a contractual rate.

The following table presents a roll forward of the amount related to credit losses recognized in earnings during the three months ended April 1, 2012.

Credit Losses Recognized in Earnings
(In millions)

Balance at beginning of period	$14.0
Accretion of impairments included in net income	(0.1)

Balance at end of period	$13.9

There is no portion of other-than-temporary impairment related to credit loss currently included in AOCI.

Note 8 – Segment Information

Fairchild is currently organized onto three reporting segments. The organization is an application based structure which corresponds with the way the company manages the business. The majority of the company’s activities are aligned into two focus areas; MCCC, which focuses on mobile and ultraportable products and PCIA, which focuses on power supply and motor control solutions. Each of these segments has a specific focus area, a small set of leading customers, and common technology requirements for their product groups. The third reporting segment, SDT, combines the management of multiple market products that provide generic solutions for standard diodes / transistors, standard linear, and infrared.

Effective the first day of 2012, the mature logic group was transferred from the MCCC reporting segment to SDT and the management of the ground fault interrupt (GFI) products was moved from MCCC to PCIA. Prior year numbers have been restated to reflect this change.

The following table presents selected operating segment financial information for the three months ended April 1, 2012 and March 27, 2011.

	Three Months Ended
	April 1, 2012	March 27, 2011
	(In millions)
Revenue and Operating Income:
MCCC
Total revenue	$142.6	$144.1
Operating income	24.9	27.8

PCIA
Total revenue	174.2	212.3
Operating income	25.0	60.0

SDT
Total revenue	35.4	56.6
Operating income	4.3	13.4

Corporate
Restructuring and impairments expense	(2.4)	(2.5)
Stock-based compensation expense	(6.9)	(5.0)
Selling, general and administrative expense	(42.2)	(41.4)
Other (1)	0.2	(0.4)

Total Consolidated
Total revenue	$352.2	$413.0
Operating income	$2.9	$51.9
Other expense, net	1.5	1.1

Income before income taxes	$1.4	$50.8

(1)	Other in 2011 primarily consists of accelerated depreciation related to the previously planned closure of the Mountaintop facility.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of April 1, 2012		As of December 25, 2011
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2 - 15 years	$250.7	$(218.2)	$250.7	$(214.3)
Customer base	8 - 10 years	81.6	(69.1)	81.6	(68.5)
Core technology	10 years	15.7	(3.0)	15.7	(2.7)
In Process R&D	10 years	2.8	—	2.8	—
Assembled workforce	5 years	1.0	(1.0)	1.0	(1.0)
Process technology	5 years	1.6	(1.6)	1.6	(1.6)
Patents	4 years	5.9	(5.8)	5.9	(5.8)
Subtotal		359.3	(298.7)	359.3	(293.9)
Goodwill		169.3	—	169.3	—

Total		$528.6	$(298.7)	$528.6	$(293.9)

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 25, 2011
Goodwill	$165.0	$153.1	$54.5	$372.6
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$165.0	$4.3	$—	$169.3

Goodwill reallocation	$(3.0)	$3.0	$—	$—

Balance as of April 1, 2012
Goodwill	$162.0	$156.1	$54.5	$372.6
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$162.0	$7.3	$—	$169.3

During the first quarter of 2012, the company moved two small product groups from the MCCC organization. Since this changed the company’s reporting units, goodwill was assigned to the reporting units affected using a relative fair value allocation. See footnote 8 for more information.

The following table presents the estimated amortization expense for intangible assets for the remainder of 2012 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remaining Fiscal 2012	13.4
Fiscal 2013	15.5
Fiscal 2014	7.5
Fiscal 2015	5.2
Fiscal 2016	5.5
Fiscal 2017	2.2

Note 10 – Restructuring and Impairments

During the three months ended April 1, 2012, the company recorded restructuring and impairment charges, net of releases, of $2.4 million. The detail of these charges is presented in the summary table below.

During the three months ended March 27, 2011, the company recorded restructuring and impairment charges, net of releases, of $2.5 million. The charges include $0.6 million of employee separation costs and $0.2 million of fab closure costs associated with the 2009 Infrastructure Realignment Program, as well as $1.0 million in employee separation costs associated with the 2010 Infrastructure Realignment Program and $0.7 million in employee separation costs associated with the 2011 Infrastructure Realignment Program.

The 2012 Infrastructure Realignment Program includes costs for organization changes in the company’s sales organization and MCCC and PCIA product lines as well as the final closure of a warehouse in Korea. The 2011 Infrastructure Realignment Program includes costs for organizational changes in the company’s supply chain management group, the website technology group, the quality organization, and other administrative groups. The 2011 program also includes costs to further improve the company’s manufacturing strategy and changes in the PCIA and MCCC groups as well as a primarily voluntary retirement program at our Mountaintop, Pennsylvania location. The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing the company’s accounting functions. The 2009 Infrastructure Realignment Program included costs associated with the previously planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also included charges for a smaller worldwide cost reduction plan to further right-size our company. The consolidation of the South Korea fabrication lines was completed in 2011. Also during 2011, the company decided to keep open the Mountain Top facility reversing the March 2009 announcement to close the site.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the quarterly period ended April 1, 2012.

	Accrual Balance at 12/25/2011	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 4/1/2012

2010 Infrastructure Realignment Program:
Employee Separation Costs	$1.0	$—	$(0.3)	$—	$—	$0.7

2011 Infrastructure Realignment Program:
Employee Separation Costs	1.7	1.0	(0.3)	(0.1)	—	2.3

2012 Infrastructure Realignment Program:
Employee Separation Costs	—	1.1	(0.5)	—	—	0.6
Facility Closure Costs	—	0.4	(0.4)	—	—	0.0

	$2.7	$2.5	$(1.5)	$(0.1)	$—	$3.6

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. The new trial was held in June of 2009 and then in January of 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We have challenged the final damages award, willfulness finding, and other issues on appeal. On January 11, 2012, the company presented an appeal to the U.S. Court of Appeals for the Federal Circuit and anticipates a ruling prior to the end of 2012.

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

Both lawsuits were consolidated and heard together in Delaware District Court in April of 2012. See footnote 13 on Subsequent Events for detail on the trial verdict.

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

POWI 4: On February 10, 2010 Fairchild and System General filed a lawsuit in Suzhou, China against four Power Integrations entities and seven vendors. The lawsuit claims that Power Integrations violates certain Fairchild/System General patents. Fairchild is seeking an injunction against the Power Integrations products and over $17.0 million in damages. Power Integrations attempted to have the Fairchild/System General patents declared invalid in proceedings before the Chinese Patent Office. Based on the Patent Office’s ruling, three of the four patents asserted by Fairchild will continue in the case.

In January 2012, a hearing was held in court in Suzhou, China. The company anticipates that the court will rule on the case before the end of fiscal 2012.

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations, or cash flows. Legal costs are expensed as incurred.

The company analyzes the potential litigation outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, the company groups contingencies into three categories. The first category represents a remote possibility of a loss. For contingencies in this category, the company does not record a reserve or perform an assessment of a range of possible loss. The second category represents reasonably possible losses. For this category, the company assesses the range of possible losses but does not record a reserve. The third category represents losses the company believes are probable. For these probable losses the company believes the best estimate of losses to be $13.1 million as of April 1, 2012 and has recorded this as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and/or resolving these claims. This amount does not include a reserve associated with the POWI 2 proceedings. As a result of the recent verdict in the POWI 2 trial, we believe a loss is probable. Due to the timing of this subsequent event, we are still in the process of assessing a range of losses and are unable to determine the range at this time.

Note 12 – Long-Term Debt

Long-term debt consists of the following at:

	April 1, 2012	December 25, 2011
	(In millions)

Revolving Credit Facility borrowings	300.0	$300.0
Other	0.1	$0.1

Total debt	300.1	300.1
Current portion of long-term debt	—	—

Long-term debt, less current portion	300.1	$300.1

Note 13 – Subsequent Events

On April 27, 2012, the jury in the POWI 2 trial found that Power Integrations infringes one of the two U.S. patents owned by System General. The same jury also upheld the validity of both System General patents. In the same case, the jury found that the company did not infringe two of four U.S. patents asserted by Power Integrations. The jury found that the company infringed two Power Integrations U.S. patents and that the company had induced its customers to infringe the asserted patents. The company is currently in the process of assessing the financial impact of the verdicts but has already introduced next-generation, replacement products for the parts impacted by the verdict. Any necessary adjustments resulting from the verdict will be made after the assessment is complete. The verdict concluded the first phase of trial in the litigation. Willfulness and damages in the case will be determined in a second phase, which has yet to be scheduled and may occur after appeals of the first phase.

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

Overview

Entering 2012, we believe Fairchild is well positioned to capitalize on the growth potential in mobile wireless technologies and the transition to more efficient applications in the industrial, appliance, automotive and solar end markets. We have invested heavily in our mobile business over the last five years and have introduced a wide range of fast growing new products and a number of innovative application specific solutions that solve unique customer requirements. We believe our broad portfolio of innovative products coupled with our world class supply chain will continue to drive growth. We entered 2012 with the best pipeline of new products in our history. We have numerous design wins in our mobile business and also expect our high voltage products sales to ramp as the industrial and appliance markets recover. Our new product growth coupled with lower manufacturing costs is expected to drive higher margins in 2012.

We strive to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. While our goal is to manage our production output to maintain channel inventories within a target range of 7.5 to 8.5 weeks, at the end of the first quarter, our channel inventories were at 11.2 weeks, excluding end of life inventory, which was a slight decrease from the end of 2011. We plan to reduce channel inventories by a modest amount in the second quarter of 2012. Internal inventories at the end of the first quarter of 2012 were at $228.9 million, a decrease of $5.3 million over the end of 2011.

The company’s fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week is included in the first quarter of the year. The company’s results for the quarters ended April 1, 2012 and March 27, 2011 consists of 14 weeks and 13 weeks, respectively.

The Mobile, Computing, Consumer and Communication (MCCC) group’s main focus is to supply the mobile, computing, consumer and communication end market segments with innovative power and signal path solutions including our low voltage metal oxide semiconductor field effect transistors (MOSFETs), Power Management integrated circuits (IC’s), Mixed Signal Analog and Logic products. We seek to deliver exceptional product performance by optimizing silicon processes and application specific design to satisfy specific requirements for our customers. This enables us to deliver solutions with greater energy efficiency and in a smaller footprint than is commonly available. We expect a steady acceleration of new product sales especially for solutions addressing the handset and ultraportable market.

The Power Conversion, Industrial, and Automotive (PCIA) group’s focus is to capitalize on the growing demand for greater energy efficiency and higher power density for space savings in power supplies, consumer electronics, battery chargers, electric motors, industrial electronics and automobiles. We are a leader in power semiconductor devices, low standby power consumption designs, and power module technology that enable greater efficiency, greater power density, and better performance. Improving the efficiency of our customers’ products is vital to meeting new energy efficiency regulations. Effectively managing the power conversion and distribution in power supplies is one of the greatest opportunities we have to improve overall system efficiency. We believe the growing global focus on energy efficiency will continue to drive growth in this product line.

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

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended
	April 1, 2012		March 27, 2011
	(Dollars in millions)

Total revenue	$352.2	100.0%	$413.0	100.0%
Gross margin	104.9	29.8%	152.0	36.8%

Operating expenses:
Research and development	40.1	11.4%	36.9	8.9%
Selling, general and administrative	54.7	15.5%	55.1	13.3%
Amortization of acquisition-related intangibles	4.8	1.4%	5.6	1.4%
Restructuring and impairments	2.4	0.7%	2.5	0.6%

Total operating expenses	102.0	29.0%	100.1	24.2%

Operating income	2.9	0.8%	51.9	12.6%

Other expense, net	1.5	0.4%	1.1	0.3%

Income before income taxes	1.4	0.4%	50.8	12.3%

Provision (benefit) for income taxes	(0.2)	-0.1%	7.3	1.8%

Net income	$1.6	0.5%	$43.5	10.5%

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

	Three Months Ended
	April 1, 2012		March 27, 2011
	(Dollars in millions)
Non GAAP measures
Adjusted net income	$8.3		$51.3
Adjusted gross margin	104.9	29.8%	152.2	36.9%
Free cash flow	(33.0)		22.4

Reconciliation of Net Income to Adjusted Net Income
Net income	$1.6		$43.5
Adjustments to reconcile net income to adjusted net income:
Restructuring and impairments	2.4		2.5
Accelerated depreciation on assets related to fab closure	—		0.2
Amortization of acquisition-related intangibles	4.8		5.6
Associated net tax effects of the above and other acquisition-related intangibles	(0.5)		(0.5)

Adjusted net income	$8.3		$51.3

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$104.9		$152.0
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	—		0.2

Adjusted gross margin	$104.9		$152.2

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$16.8		$56.7
Capital expenditures	(49.8)		(34.3)

Free cash flow	$(33.0)		$22.4

Total Revenues

	Three Months Ended
	April 1, 2012	March 27, 2011	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$352.2	$413.0	$(60.8)	-14.7%

Despite an extra week in the first quarter of 2012 compared to the first quarter of 2011, reduced unit volumes sold drove 8% of the decrease in revenue in the first quarter of 2012 when compared to the same period in 2011. The remaining 7% decline in revenue was caused by lower average selling prices.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three months ended April 1, 2012. The increase in Asia/Pacific revenue was due to continued strong demand for mobile products including smart phones and tablets. The small decrease in Europe revenue was attributed to lower sales of high voltage applications and reduced market confidence from the European dept crisis.

	Three Months Ended
	April 1, 2012	March 27, 2011

U.S.	10%	11%
Other Americas	2	3
Europe	13	15
China	33	31
Taiwan	13	14
Korea	11	11
Other Asia/Pacific	18	15

Total	100%	100%

Gross Margin

	Three Months Ended
	April 1, 2012	March 27, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Gross Margin $	$104.9	$152.0	$(47.1)	-31.0%
Gross Margin %	29.8%	36.8%		-7.0%

The decrease in gross margin for the first quarter of 2012 as compared to the same period in 2011 was driven by decreased revenue, lower factory loadings from holiday shutdowns, expenses from 8-inch conversion costs, higher excess inventory write downs, as well as higher unit costs of inventory sold during the first quarter of 2012 from lower production rates in the fourth quarter of 2011. Effective the first day of 2012, expected asset lives and amortization schedules for certain factory equipment was adjusted to better reflect actual performance of the tools, favorably impacting gross margin by approximately $4.7 million, when compared to depreciation expense under the previous useful life policy. In addition, we reassessed the lives of our molds and tooling equipment which caused an offsetting impact on depreciation expense of $0.7 million resulting in a net depreciation reduction of $4.0 million when compared to depreciation expense under the previous useful life policies.

Adjusted Gross Margin

	Three Months Ended
	April 1, 2012	March 27, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted Gross Margin $	$104.9	$152.2	$(47.3)	-31.1%
Adjusted Gross Margin %	29.8%	36.9%		-7.1%

There were no items adjusted out of gross margin in the first quarter of 2012. Adjusted gross margin in the first quarter of 2011 did not include accelerated depreciation related to the previously planned closure of the Mountain Top facility. See above reconciliation for detail.

Operating Expenses

	Three Months Ended
	April 1, 2012	March 27, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Research and development	$40.1	$36.9	$3.2	8.7%
Selling, general and administrative	$54.7	$55.1	$(0.4)	-0.7%

Operating expenses included an additional week of costs in the first quarter of 2012 as compared to 2011. Research and development (R&D) expenses for the first quarter of 2012 were higher in total but roughly flat on a 13 week basis, as compared to the same period in 2011 as we continue to invest in R&D programs and resources. Increased R&D project spending was offset by decreases in variable compensation expense. Selling expense was flat when compared to 2011 as increased selling expenses were offset by a decrease in variable compensation. General and administration expenses (G&A) for the first quarter of 2012 decreased slightly when compared to the same period in 2011 due to lower discretionary spending and reduced variable compensation offset in part by higher equity compensation expense.

Restructuring and Impairment. During the three months ended April 1, 2012, we recorded restructuring and impairment charges, net of releases, of $2.4 million. The charges include $1.0 million of employee separation costs associated with the 2011 Infrastructure Realignment Program as well as $1.1 million in employee separation costs and $0.4 million in facility closure costs associated with the 2012 Infrastructure Realignment Program.

During the three months ended March 27, 2011, we recorded restructuring and impairment charges, net of releases, of $2.5 million, respectively. The charges include $0.6 million of employee separation costs and $0.2 million of fab closure costs associated with the 2009 Infrastructure Realignment Program as well as $1.0 million in employee separation costs associated with the 2010 Infrastructure Realignment Program and $0.7 million in employee separations costs associated with the 2011 Infrastructure Realignment Program.

The 2012 Infrastructure Realignment Program includes costs for organization changes in our sales organization and MCCC and PCIA product lines as well as the final closure of a warehouse in Korea. The 2011 Infrastructure Realignment Program includes costs for organizational changes in our supply chain management group, website technology group, quality organization, and other administrative groups. The 2011 program also includes costs to further improve our manufacturing strategy and changes in both the PCIA and MCCC groups as well as a primarily voluntary retirement program at our Mountaintop, Pennsylvania location. The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing our accounting functions.

The previously planned closure of the Mountaintop, Pennsylvania manufacturing facility and the closure of the four-inch manufacturing line in Bucheon, South Korea was announced in the first quarter of 2009 and the charges associated with those programs are included in the 2009 Infrastructure Realignment Program. The consolidation of the South Korea fabrication lines was completed in 2011. Also during 2011, the company decided to keep open the Mountain Top facility.

Other Expense, net.

The following table presents a summary of other expense, net for the three months ended April 1, 2011 and March 27, 2011.

	Three Months Ended
	April 1, 2012	March 27, 2011
	(In millions)
Other expense, net
Interest expense	$2.1	$1.7
Interest income	(0.7)	(0.7)
Other (income) expense, net	0.1	0.1

Other expense, net	$1.5	$1.1

Interest expense. Interest expense in the first quarter of 2012 increased $0.4 million, respectively, when compared to the same period in 2011, primarily due to higher interest rates.

Interest income. Interest income in the first quarter of 2012 remained fairly flat when compared to the same period in 2011.

Other (income) expense, net. Other expense in the first quarter of 2012 was flat when compared to the same period of 2011.

Income Taxes. Income tax benefit in the first quarter of 2012 was $0.2 million on income before taxes of $1.4 million as compared to an income tax provision of $7.3 million on income before taxes of $50.8 million for the same period of 2011. Accordingly the effective tax rate for the first quarter of 2012 was (17.1%) compared to 14.4% for the comparable period of 2011. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates as well as the effect of a tax rate change in Korea on deferred tax asset balances in the first quarter of 2012. In the first three months of 2012, the valuation allowance on our deferred tax assets decreased by $1.3 million. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of April 1, 2012, we have recorded a deferred tax liability of $1.6 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow

	Three Months Ended
	April 1, 2012	March 27, 2011	$ Change Inc (Dec)	% Change Inc (Dec)

Free Cash Flow	$(33.0)	$22.4	$(55.4)	-247.3%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free Cash flow decreased in the first quarter of 2012 as compared to the same period in 2011 as a result of lower net income as well as an increase in capital expenditures of $15.5 million. See Free Cash Flow reconciliation in results of operations section above.

Reportable Segments.

The following tables present comparative disclosures of revenue, gross margin, and operating income of our reportable segments.

	Three Months Ended
	April 1, 2012				March 27, 2011
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$142.6	40.5%	37.1%	$24.9	$144.1	34.9%	40.0%	$27.8
PCIA	174.2	49.5%	26.7%	25.0	212.3	51.4%	37.8%	60.0
SDT	35.4	10.1%	18.4%	4.3	56.6	13.7%	27.0%	13.4
Corporate (1)	0.0	0.0%	0.0%	(51.3)	0.0	0.0%	0.0%	(49.3)

Total	$352.2	100.0%	29.8%	$2.9	$413.0	100.0%	36.8%	$51.9

(1)	The three months ended April 1, 2012 includes $6.9 million of stock-based compensation expense, $2.4 million of restructuring and impairments expense, $0.2 of other net gains, and $42.2 million of SG&A expenses. The three months ended March 27, 2011 includes $5.0 million of stock-based compensation expense, $2.5 million of restructuring and impairments expense, $0.4 million of other costs which consist primarily of accelerated depreciation related to the previously planned closure of the Mountaintop facility, and $41.4 million of SG&A expenses.

MCCC

	Three Months Ended
	April 1, 2012	March 27, 2011	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$142.6	$144.1	$(1.5)	-1.0%
Gross Margin $	$52.9	$57.7	$(4.8)	-8.3%
Gross Margin %	37.1%	40.0%		-2.9%
Operating Income	$24.9	$27.8	$(2.9)	-10.4%

The slight reduction in MCCC revenue in the first quarter of 2012 as compared to the same period of 2011 was primarily driven by reduced sales of our low voltage MOSFET products offset by continued strong sales of our mobile switch products. Overall average selling prices were down as compared to the same period in 2011 due to continued pricing pressure for our low voltage products offset by positive price impacts from our mobile products as new design wins went into production. Lower gross margin in the first quarter of 2012 was driven by lower revenue as well as higher unit costs of inventory sold from lower production rates in the fourth quarter of 2011.

MCCC had operating income of $24.9 million for the first quarter of 2012, as compared to $27.8 million for the same period of 2011. Operating income decreased as a result of lower gross margin in the first quarter of 2012 offset in part by reduced variable compensation. In addition, operating expenses included an additional week of costs in the first quarter of 2012 as compared to 2011.

PCIA

	Three Months Ended
	April 1, 2012	March 27, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$174.2	$212.3	$(38.1)	-17.9%
Gross Margin $	$46.5	$80.2	$(33.7)	-42.0%
Gross Margin %	26.7%	37.8%		-11.1%
Operating Income	$25.0	$60.0	$(35.0)	-58.3%

The PCIA revenue decrease in the first quarter of 2012 as compared to the same period of 2011 was primarily attributable to reduced market demand for our high voltage products and efforts to manage channel inventory. Optoelectronic product revenue also declined as compared to the same period in 2011 primarily as a result of the Thailand floods disrupting our subcontractors’ supply chain. The decreased revenue in the high voltage and optoelectronic products was mitigated in part by record sales for our automotive products, particularly advanced power management products. Lower gross margin was driven by decreased revenue, higher 8-inch conversion costs, and overhead costs due to lower factory utilization from holiday shutdowns.

PCIA had operating income of $25.0 million for the first quarter of 2012, as compared to $60.0 million in the same period of 2011. Decreased operating income for the first quarter of 2012 was mainly driven by lower gross margin as well as increased R&D expense from new R&D programs and from the TranSic acquisition in the first quarter of 2011. In addition, operating expenses included an additional week of costs in the first quarter of 2012 as compared to 2011. These were offset in part by lower selling, general and administrative expenses (SG&A) and reduced variable compensation.

SDT

	Three Months Ended
	April 1, 2012	March 27, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$35.4	$56.6	$(21.2)	-37.5%
Gross Margin $	$6.5	$15.3	$(8.8)	-57.5%
Gross Margin %	18.4%	27.0%		-8.6%
Operating Income	$4.3	$13.4	$(9.1)	-67.9%

The SDT revenue decrease in the first quarter of 2012 as compared to the same period in 2011 was primarily due to lower unit sales largely from our strategic efforts to eliminate lower margin products and also reduced overall market demand. Lower average selling prices also contributed to the decrease in SDT revenue as compared to the first quarter of 2011. Lower gross margin was due to lower revenue and higher overhead costs.

SDT had operating income of $4.3 million for the first quarter of 2012, as compared to $13.4 million in the same period of 2011. The decrease in operating income was primarily from lower gross margin. R&D and sales and marketing expenses were also higher in the first quarter of 2012, as operating expenses included an additional week of costs in the first quarter of 2012 as compared to 2011. This increase was offset in part by reduced variable compensation costs.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of April 1, 2012, $160.3 million of our $381.3 million cash and cash equivalents balance is located in the United States. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

Our Credit Facility consists of a $400.0 million revolving loan agreement of which $300 million was drawn as of April 1, 2012. After adjusting for outstanding letters of credit, we had $98.7 million available under the Credit Facility. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. We had additional outstanding letters of credit of $2.0 million that do not fall under the senior credit facility. We also had $4.7 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

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

At April 1, 2012, we were in compliance with these covenants and we expect to remain in compliance with the covenants. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our senior credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first three months 2012, our capital expenditures totaled $49.8 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity securities would result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first three months of 2012, our cash provided by operating activities was $16.8 million compared to $56.7 million in the same period of 2011. The following table presents a summary of net cash provided by operating activities during the first three months of 2012 and 2011.

	Three Months Ended
	April 1, 2012	March 27, 2011
	(In millions)

Net income	$1.6	$43.5
Depreciation and amortization	34.3	38.3
Non-cash stock-based compensation	6.9	5.0
Deferred income taxes, net	(2.2)	(1.8)
Other, net	0.4	0.6
Change in other working capital accounts	(24.2)	(28.9)

Net cash provided by operating activities	$16.8	$56.7

Cash provided by operating activities decreased $39.9 million during the first three months of 2012 as compared to the same period of 2011 driven by the decrease in net income.

Cash used in investing activities during the first three months of 2012 totaled $50.2 million compared to $51.5 million for the same period of 2011. Higher capital expenditures in 2012 were offset by the $16.5 million TranSiC acquisition costs in 2011. There were no corresponding acquisition costs in 2012. Our capital expenditures during the first three months of 2012 were $49.8 million compared to $34.3 million in the same period in 2011.

Cash used in financing activities totaled $8.6 million in the first three months of 2012 compared to $15.7 million of cash provided by financing activities in the same period of 2011. This change was primarily driven by proceeds from the exercise of stock options; as we received $25.9 million in proceeds in the first quarter of 2011 compared to $0.4 million in 2012.

As of April 1, 2012, we recorded no change to the $2.8 million of net unrecognized tax benefits recorded in current taxes payable at December 25, 2011. The timing of the expected cash outflow relating to the balances is expected within one year.

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

There were no new standards issued in the first quarter of 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International’s annual report on Form 10-K for the year ended December 25, 2011 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 52 of the Form 10-K. There were no material changes in the information we provided in our Form 10-K during the period covered by this Quarterly Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of April 1, 2012, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first three months of 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of our PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against us. We voluntarily stopped U.S. sales and importation of those products in 2007 and have been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. The new trial was held in June of 2009 and then in January of 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We have challenged the final damages award, willfulness finding and other issues on appeal. On January 11, 2012, the U.S. Court of Appeals for the Federal Circuit heard oral arguments on our appeal, and we anticipate a ruling prior to the end of 2012.

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

Both lawsuits were consolidated and heard together in Delaware District Court in April of 2012. On April 27, 2012, a jury in the case found that Power Integrations infringes one of the two U.S. patents owned by System General. The same jury also upheld the validity of both System General patents. In the same case, the jury found that we did not infringe two of four U.S. patents asserted by Power Integrations. The jury found that we infringed two Power Integrations U.S. patents and that we had induced our customers to infringe the asserted patents. We are currently in the process of assessing the financial impact of the verdicts but we have already introduced next-generation, replacement products for the parts impacted by the verdict. Any necessary adjustments resulting from the verdict will be made after the assessment is complete. The verdict concluded the first phase of trial in the litigation. Willfulness and damages in the case will be determined in a second phase, which has yet to be scheduled and may occur after appeals of the first phase.

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

POWI 4: On February 10, 2010 Fairchild and System General filed a lawsuit in Suzhou, China against four Power Integrations entities and seven vendors. The lawsuit claims that Power Integrations violates certain Fairchild/System General patents. Fairchild is seeking an injunction against the Power Integration products and over $17.0 million in damages. Power Integrations attempted to have the Fairchild/System General patents declared invalid in proceedings before the Chinese Patent Office. Based on the Patent Office’s ruling, three of three of the four patents asserted by Fairchild will continue in the case.

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

We analyze the potential litigation outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, we group contingencies into three categories. The first category represents a remote possibility of a loss. For contingencies in this category, we do not record a reserve or perform an assessment of a range of possible loss. The second category represents reasonably possible losses. For this category, we assess the range of possible losses but do not record a reserve. The third category represents losses we believe are probable. For these probable losses we believe the best estimate of losses to be $13.1 million as of April 1, 2012 and have recorded this as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and/or resolving these claims. This amount does not include a reserve associated with the POWI 2 proceedings. As a result of the recent verdict in the POWI 2 trial, we believe a loss is probable. Due to the timing of this subsequent event, we are still in the process of assessing a range of losses and are unable to determine the range at this time.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2011. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and financial condition.

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

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is occasionally subject to double booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacture of products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower than expected demand. While we anticipate increasing demand in many of our markets, lower demand than anticipated may impact our customers’ target inventory levels. During 2011channel inventory increased. We are focusing on reducing channel inventories in early 2012; however our current business forecasting is still qualified by the risk that our backlog may deteriorate as a result of customer cancellations.

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

If we provide revenue, margin or earnings per share guidance, it is generally based on certain assumptions we make concerning the health of the overall economy and our projections of future consumer and corporate spending. If our projections of these expenditures are inaccurate or based upon erroneous assumptions, our revenues, margins and earnings per share could be adversely affected. For example, beginning in the third quarter of 2011, we observed progressively weakening order rates which we attributed to uncertainty and deterioration of global economic conditions. While order rates and profitability are beginning to improve, we cannot be certain that a change in consumer demand or a deepening financial crisis in Europe will not have an adverse effect on our business.

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

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Our manufacturing operations depend upon our ability to obtain adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. If the prices of these raw materials rise significantly we may be unable to pass on our increased operating expenses to our customers. This could result in decreased profit margins for the products in which the materials are used. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products in the past resulted in a number of claims for damages from customers. We purchase some of our raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Taiwan Semiconductor Manufacturing Company, Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, Macronix International Co. Ltd., and Phenitec Semiconductor. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include , Advance Semiconductor Engineering, Inc., AIC Semicondutor Sdn Bhd, Amkor Technology, AUK Semiconductor PTE, Ltd, GEM Services, Inc., Greatek Electronics, Inc., Hana Microelectronics Ltd,

Liteon, Inc., Tak Cheong Electronics (Holdings) Co. Ltd, United Test and Assembly Center Thai Ltd., and Vigilant Technology Company, Ltd. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

Distributors accounted for 60% of our net sales for the three months ended April 1, 2012. Our top five distributors worldwide accounted for 21% of our net sales for the three months ended April 1, 2012. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 74% of our revenues in first quarter of 2012 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 11% of our revenue for the three months ended April 1, 2012.

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

Some of our foreign subsidiaries have been granted preferential income tax or other tax holidays as an incentive for locating in those jurisdictions. A change in the foreign tax laws or in the construction of the foreign tax laws governing these tax holidays, or our failure to comply with the terms and conditions governing the tax holidays, could result in us not recognizing the anticipated benefits we derive from them, which would decrease our profitability in those jurisdictions. While we continue to monitor the tax holidays, the income tax laws governing the tax holidays, and our compliance with the terms and conditions of the tax holidays there is still a risk that we may not be able to recognize the anticipated benefits of these tax holidays.

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

At April 1, 2012 we had total debt of $300.1 million and the ratio of this debt to equity was approximately 0.2 to 1. As of April 1, 2012, our credit facility consists of a $400 million in a revolving line of credit. Adjusted for outstanding letters of credit, we had up to $98.7 million available under the revolving loan portion of the senior credit facility. In addition, there is a $150 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

As of April 1, 2012, we owned auction rate securities with a par value of $49.5 million and market value of $27.0 million. We originally purchased these securities believing them to be safe, short-term and highly liquid investments. However, as a result of the systemic failure of the auction rate securities market, these securities are no longer liquid. While we continue to accrue and receive interest on these securities at the contractual rate, there can be no assurance that there will ever be an active market for our auction rate securities. Uncertainties in the credit and capital markets could lead to further downgrades of our auction rate securities and additional impairments. Additionally, auction failures have limited our ability to fully recover the par value of our investment in the short term and even if we hold the securities to maturity, the long-term value of the auction rate securities may potentially be impacted by issuer defaults. We do not anticipate that the lack of liquidity or future downgrades and impairments will materially impact our ability to fund out working capital needs, capital expenditures or other business requirements.

Security breaches and other disruptions could compromise the integrity of our information and expose us to liability, which would cause our business and reputation to suffer.

We routinely collect and store sensitive data, including intellectual property and other proprietary information about our business and that of our customers, suppliers and business partners. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and liability under laws that protect the privacy of personal information. It could also result in regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not make any common stock repurchases during the first quarter of 2012.

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

Fairchild Semiconductor International, Inc.

Date: May 11, 2012	/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)