Form 10-Q
period 2012-07-01
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2012-08-10
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on July 1, 2012:

Title of Each Class	Number of Shares
Common Stock	126,639,803

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	July 1, 2012	December 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$402.3	$423.3
Short-term marketable securities	0.2	0.2
Accounts receivable, net of allowances of $25.7 and $24.0 at July 1, 2012 and December 25, 2011, respectively	148.0	142.9
Inventories	239.7	234.2
Deferred income taxes, net of allowances	18.3	16.5
Other current assets	26.6	35.9

Total current assets	835.1	853.0
Property, plant and equipment, net	768.5	765.4
Deferred income taxes, net of allowances	19.0	17.1
Intangible assets, net	56.3	65.4
Goodwill	169.3	169.3
Long-term securities	28.5	32.3
Other assets	40.4	34.4

Total assets	$1,917.1	$1,936.9

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	137.5	132.5
Accrued expenses and other current liabilities	93.9	125.7

Total current liabilities	231.4	258.2
Long-term debt, less current portion	300.1	300.1
Deferred income taxes	27.7	27.8
Other liabilities	27.5	26.3

Total liabilities	586.7	612.4
Commitments and contingencies (Note 15)
Temporary equity - deferred stock units	2.3	2.3
Stockholders’ equity:

Common stock	1.3	1.3
Additional paid-in capital	1,487.4	1,481.9
Accumulated deficit	(28.5)	(42.0)
Accumulated other comprehensive loss	(14.8)	(12.4)
Less treasury stock (at cost)	(117.3)	(106.6)

Total stockholders’ equity	1,328.1	1,322.2

Total liabilities, temporary equity and stockholders’ equity	$1,917.1	$1,936.9

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011

Total revenue	$361.5	$433.2	$713.7	$846.2
Cost of sales	243.8	272.5	491.1	533.5

Gross margin	117.7	160.7	222.6	312.7

Gross margin %	32.6%	37.1%	31.2%	37.0%

Operating expenses:
Research and development	41.1	39.9	81.2	76.8
Selling, general and administrative	55.1	58.3	109.8	113.4
Amortization of acquisition-related intangibles	4.4	4.7	9.2	10.3
Restructuring and impairments	0.5	2.9	2.9	5.4
Charge for litigation	1.3	—	1.3	—

Total operating expenses	102.4	105.8	204.4	205.9

Operating income	15.3	54.9	18.2	106.8

Other expense, net	1.5	3.3	3.0	4.4

Income before income taxes	13.8	51.6	15.2	102.4

Provision for income taxes	1.9	6.7	1.7	14.0

Net income	$11.9	$44.9	$13.5	$88.4

Net income per common share:
Basic	$0.09	$0.35	$0.11	$0.70

Diluted	$0.09	$0.34	$0.10	$0.67

Weighted average common shares:
Basic	126.9	127.9	126.6	127.0

Diluted	128.7	131.7	129.1	131.3

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Net income	$11.9	$44.9	$13.5	$88.4
Other comprehensive income, net of tax:
Net change associated with hedging transactions	(1.6)	0.5	2.4	0.4
Net amount reclassified to earnings for hedging	(0.1)	(0.4)	(0.8)	(0.4)
Net change associated with fair value of securities	(1.1)	0.5	(4.0)	1.1
Net change associated with pension transactions	—	—	—	—

Comprehensive income	$9.1	$45.5	$11.1	$89.5

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	July 1, 2012	June 26, 2011
Cash flows from operating activities:
Net income	$13.5	$88.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.6	75.6
Non-cash stock-based compensation expense	14.2	13.0
Non-cash interest income	(0.3)	(0.2)
Non-cash financing expense	0.6	0.5
Non-cash write-off of deferred financing fees	—	2.1
Loss on disposal of property, plant, and equipment	0.6	0.5
Deferred income taxes, net	(3.9)	(5.6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(5.1)	(6.0)
Inventories	(5.5)	(20.4)
Other current assets	9.0	(2.0)
Current liabilities	(9.3)	—
Other assets and liabilities, net	(0.9)	3.9

Net cash provided by operating activities	79.5	149.8

Cash flows from investing activities:
Purchase of marketable securities	(0.5)	—
Sale of securities	0.3	—
Maturity of marketable securities	0.2	0.1
Capital expenditures	(80.1)	(88.1)
Purchase of molds and tooling	(0.9)	(1.4)
Acquisitions, net of cash acquired	—	(16.5)

Net cash used in investing activities	(81.0)	(105.9)

Cash flows from financing activities:
Repayment of long-term debt	—	(320.6)
Borrowing from Revolving Credit Facility	—	300.0
Proceeds from issuance of common stock and from exercise of stock options	0.6	35.2
Purchase of treasury stock	(10.7)	(12.8)
Shares withheld for employees taxes	(9.4)	(9.4)
Debt financing costs	—	(5.2)

Net cash used in financing activities	(19.5)	(12.8)

Net change in cash and cash equivalents	(21.0)	31.1
Cash and cash equivalents at beginning of period	423.3	404.6

Cash and cash equivalents at end of period	$402.3	$435.7

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 25, 2011. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 25, 2011. Certain amounts for prior periods have been reclassified to conform to the current presentation. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year. The company’s fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week is included in the first quarter of the year. The company’s results for the six months ended July 1, 2012 and June 26, 2011 consists of 27 weeks and 26 weeks, respectively.

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

Note 2 – Financial Statement Details

	July 1, 2012	December 25, 2011
	(In millions)
Inventories
Raw materials	$40.0	$36.9
Work in process	136.2	135.2
Finished goods	63.5	62.1

	$239.7	$234.2

	July 1, 2012	December 25, 2011
	(In millions)
Property, plant and equipment
Land and improvements	$24.7	$24.0
Buildings and improvements	391.1	382.4
Machinery and equipment	1,747.8	1,732.0
Construction in progress	143.6	151.5

Total property, plant and equipment	2,307.2	2,289.9
Less accumulated depreciation	1,538.7	1,524.5

	$768.5	$765.4

	July 1, 2012	December 25, 2011
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$49.4	$75.7
Taxes payable	19.1	23.5
Restructuring and impairments	2.2	2.7
Other	23.2	23.8

	$93.9	$125.7

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(In millions)
Other expense, net
Interest expense	$1.9	$1.7	$4.0	$3.4
Interest income	(0.5)	(0.6)	(1.2)	(1.3)
Other (income) expense, net	0.1	2.2	0.2	2.3

Other expense, net	$1.5	$3.3	$3.0	$4.4

Prior to December 26, 2011, the company depreciated much of its machinery and equipment over an eight-year period. During the first quarter of 2012, the company completed an analysis of the useful life assumptions. In performing this analysis, the company examined the historical usage patterns for machinery and equipment at its wafer fabrication and assembly and test manufacturing facilities. As a result of this analysis, the company determined that, while the useful life of its assembly and test equipment was consistent with the eight year depreciation schedule, the wafer fabrication equipment remained in use beyond the eight-year life assigned to that asset category. The typical life was approximately ten years. At the time the analysis was performed, the company was unaware of any events which would result in a change from this historical pattern. Accordingly, the company determined that it would adjust the estimated useful life assumptions for machinery and equipment at the company’s wafer fabrication facilities from eight years to ten years to better align its depreciation expense with its actual historical experience. As a result, the company realized a reduction in its depreciation expense of approximately $4.8 million and $9.5 million in the second quarter and first six months of 2012, respectively, when compared to depreciation expense under the previous useful life policy.

In addition, the company reassessed the useful lives, which ranged from one to five years, of its molds and tooling equipment in the first quarter. The historical patterns of molds and tooling usage at its assembly and test manufacturing facilities were examined. Based upon the analysis, it was determined three years was the most appropriate life for these assets. This resulted in a net increase to depreciation expense of $0.7 million in the first quarter of 2012. Impacts on the second quarter were immaterial.

The impact of these change in estimates increased net income by $3.8 million or $0.03 per share in the quarter ended July 1, 2012 and by $8.1 million or $0.06 per share for the six months ended July 1, 2012.

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

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(In millions, except per share data)
Basic:
Net income	$11.9	$44.9	$13.5	$88.4

Weighted average shares outstanding	126.9	127.9	126.6	127.0

Net income per share	$0.09	$0.35	$0.11	$0.70

Diluted:
Net income	$11.9	$44.9	$13.5	$88.4

Basic weighted average shares outstanding	126.9	127.9	126.6	127.0
Assumed exercise of common stock equivalents	1.8	3.8	2.5	4.3

Diluted weighted average common and common equivalent shares	128.7	131.7	129.1	131.3

Net income per share	$0.09	$0.34	$0.10	$0.67

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	3.6	4.3	4.7	4.6

Note 4 – Supplemental Cash Flow Information

	Six Months Ended
	July 1, 2012	June 26, 2011
	(In millions)
Cash paid for:
Income taxes, net	$9.2	$15.1

Interest	$3.6	$2.5

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

A discounted cash flow (DCF) calculation is performed to determine the estimated fair value of the auction rate securities. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. Inputs for DCF calculations are based upon publicly available data as well as the company’s own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from twenty one to thirty three years for 2012 valuations and from four to ten years for 2011 valuations. Current maturity assumptions are at the contractual maturity. Any significant decreases in the maturity assumptions may result in higher fair values. The maturity assumptions are dependent on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of July 1, 2012.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Foreign Currency Derivatives
Assets	$0.6	$—	$0.6	$—
Liabilities	(4.4)	—	(4.4)	—

	$(3.8)	$—	$(3.8)	$—

Securities
Marketable securities	$2.7	$2.7	$—	$—
Auction rate securities	26.0	—	—	26.0

	$28.7	$2.7	$—	26.0

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the six months ended July 1, 2012.

Auction Rate Securities
(In millions)

Balance at beginning of period	$29.8
Total realized and unrealized gains or (losses)
Included in net income	—
Included in OCI	(4.1)
Accretion of impairments included in net income	0.3
Sales	—
Purchases, issuances and settlements	—

Balance at end of period	$26.0

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under the Financial Instrument Topic of the FASB ASC. The carrying amount of the revolving facility is considered to approximate fair value as the interest rate on the loan is similar to current market rates. See Note 12 for more information on the credit facility.

	July 1, 2012		December 25, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Revolving Credit Facility borrowings	$300.0	$300.0	$300.0	$300.0

Note 6 – Derivatives

Derivatives. The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates. In accordance with the requirements of the Derivatives and Hedging Topic of the FASB ASC, the fair value of these hedges is recorded on the balance sheet. For the fair value of derivatives, see Note 5.

Foreign Currency Derivatives. The company uses currency forward and combination option contracts to hedge a portion of its forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine peso, Malaysian ringgit, Korean won and Chinese yuan. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 21 months or less.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the three and six months ended July 1, 2012. No cash flow hedges were derecognized or discontinued during the three and six months ended July 1, 2012.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $2.0 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next twelve months.

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

The tables below show the notional principal and the location and amounts of the derivative fair values in the consolidated balance sheet as of July 1, 2012 and December 25, 2011 as well as the location of derivative gains and losses in the statement of operations for the six months ended July 1, 2012 and June 26, 2011. Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the end of the period and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of July 1, 2012 and December 25, 2011. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	As of July 1, 2012				As of December 25, 2011
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges

Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$36.7	$0.4	$0.4	Current assets	$60.3	$0.9	$0.9
Derivatives for forecasted revenues	Current liabilities	12.8	—	—	Current liabilities	$—	$—	—
Derivatives for forecasted expenses	Current assets	13.2	0.1	0.1	Current assets	33.6	—	—
Derivatives for forecasted expenses	Current liabilities	265.3	(4.4)	(4.4)	Current liabilities	224.4	(6.4)	(6.4)

Total foreign exchange contract derivatives		$328.0	$(3.9)	$(3.9)		$318.3	$(5.5)	$(5.5)

	For the Six Months Ended July 1, 2012			For the Six Months Ended June 26, 2011
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)			(In millions)

Foreign Currency contracts	Revenue	$1.0	$1.0	Revenue	$(2.4)	$(2.4)
Foreign Currency contracts	Expenses	(0.3)	(0.3)	Expenses	2.8	2.8

		$0.8	$0.8		$0.4	$0.4

Gain (Loss) Recognized in OCI for Derivative Instruments (1)
Six Months Ended July 1, 2012
(In millions)
Foreign exchange contracts	$1.6

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of July 1, 2012			As of December 25, 2011
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)			(In millions)

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Current assets	$18.2	$0.1	Current assets	$4.6	$—
Foreign Exchange Contracts	Current liabilities	0.4	—	Current liabilities	13.7	—

Total derivatives, net		$18.6	$0.1		$18.3	$—

	For the Six Months July 1, 2012		For the Six Months Ended June 26, 2011
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$—	Revenue	$(0.2)
Foreign Exchange Contracts	Expenses	0.2	Expenses	0.8

Net gain (loss) recognized in income		$0.2		$0.6

Note 7 – Securities

The company invests excess cash in marketable securities consisting primarily of money markets, commercial paper, corporate notes and bonds, and U.S. government securities. While the company still holds auction rate securities, the company no longer actively invests in them.

All of the company’s securities are classified as available-for-sale. In accordance with the Investments – Debt and Equity Securities Topic of the FASB ASC, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of AOCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no material realized gains or losses on sales of securities in the first six months of 2012 or 2011. Proceeds from the sales of securities in the second quarter of 2012 were $0.3 million. There were no sales of securities in 2011.

Securities are summarized as of July 1, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)

Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2

Total marketable securities	$0.2	$—	$—	$0.2

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.0	$0.4	$—	$2.4
Corporate debt securities	0.1	—	—	0.1
Auction rate securities	36.1	0.0	(10.1)	26.0

Total securities	$38.2	$0.4	$(10.1)	$28.5

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

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of July 1, 2012.

	Amortized Cost	Market Value
	(In millions)

Due in one year or less	$0.2	$0.2
Due after one year through three years	0.4	0.4
Due after three years through ten years	1.0	1.2
Due after ten years	$36.8	$26.9

	$38.4	$28.7

As of July 1, 2012, auction rate securities with a market value of $26.0 million are included in the table above in contractual maturities due after ten years. The company’s auction rate securities are composed of approximately $17.6 million of securities that are structured obligations of special purpose reinsurance entities associated with life insurance companies and $8.4 million of corporate debt securities issued by a special purpose financial services corporation that offers credit risk protection through writing credit derivatives. The company continues to accrue and receive interest on these securities based on a contractual rate.

The following table presents a roll forward of the amount related to credit losses recognized in earnings during the six months ended July 1, 2012.

Credit Losses Recognized in Earnings
(In millions)

Balance at beginning of period	$14.0
Accretion of impairments included in net income	(0.3)

Balance at end of period	$13.7

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

The following table presents selected operating segment financial information for the three and six months ended July 1, 2012 and June 26, 2011.

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(In millions)		(In millions)
Revenue and Operating Income:
MCCC
Total revenue	$148.1	$147.7	$290.7	$291.8
Operating income	27.1	24.7	52.0	52.5

PCIA
Total revenue	176.4	227.0	350.6	439.3
Operating income	33.9	68.0	58.9	128.0

SDT
Total revenue	37.0	58.5	72.4	115.1
Operating income	5.3	15.4	9.6	28.8

Corporate
Restructuring and impairments expense	(0.5)	(2.9)	(2.9)	(5.4)
Stock-based compensation expense	(7.3)	(8.0)	(14.2)	(13.0)
Selling, general and administrative expense	(41.9)	(42.0)	(84.1)	(83.4)
Charge for litigation	(1.3)	—	(1.3)	—
Other	—	(0.3)	0.2	(0.7)

Total Consolidated
Total revenue	$361.5	$433.2	$713.7	$846.2
Operating income	$15.3	$54.9	$18.2	$106.8
Other expense, net	$1.5	$3.3	$3.0	$4.4

Income before income taxes	$13.8	$51.6	$15.2	$102.4

PCIA revenue for the three and six months ended July 1, 2012 includes $4.0 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from the Thailand floods in the fourth quarter of 2011.

Other in 2011 primarily consists of accelerated depreciation related to the previously planned closure of the Mountaintop facility.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

	Period of Amortization	As of July 1, 2012		As of December 25, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2 - 15 years	$250.8	$(221.6)	$250.7	$(214.3)
Customer base	8 - 10 years	81.6	(69.7)	81.6	(68.5)
Core technology	10 years	15.7	(3.3)	15.7	(2.7)
In Process R&D	10 years	2.8	(0.1)	2.8	—
Assembled workforce	5 years	1.0	(1.0)	1.0	(1.0)
Process technology	5 years	1.6	(1.6)	1.6	(1.6)
Patents	4 years	5.9	(5.8)	5.9	(5.8)
Subtotal		359.4	(303.1)	359.3	(293.9)
Goodwill		169.3	—	169.3	—

Total		$528.7	$(303.1)	$528.6	$(293.9)

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 25, 2011
Goodwill	$165.0	$153.1	$54.5	$372.6
Accumulated Impairment Losses	0.0	(148.8)	(54.5)	(203.3)

	$165.0	$4.3	$—	$169.3

Goodwill reallocation	($3.0)	$3.0	$—	$—

Balance as of July 1, 2012
Goodwill	$162.0	$156.1	$54.5	$372.6
Accumulated Impairment Losses	0.0	(148.8)	(54.5)	(203.3)

	$162.0	$7.3	$—	$169.3

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

Estimated Amortization Expense:	(In millions)
Remaining Fiscal 2012	9.0
Fiscal 2013	15.6
Fiscal 2014	7.5
Fiscal 2015	5.2
Fiscal 2016	5.5
Fiscal 2017	2.2

Note 10 – Restructuring and Impairments

During the three and six months ended July 1, 2012, the company recorded restructuring and impairment charges, net of releases, of $0.5 million and $2.9 million, respectively. The detail of these charges is presented in the summary table below.

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

The 2012 Infrastructure Realignment Program includes costs for organization changes in the company’s sales organization, manufacturing sites and manufacturing support organizations, the MCCC and PCIA product lines as well as the final closure of a warehouse in Korea. The 2011 Infrastructure Realignment Program includes costs for organizational changes in the company’s supply chain management group, the website technology group, the quality organization, and other administrative groups. The 2011 program also includes costs to further improve the company’s manufacturing strategy and changes in the PCIA and MCCC groups as well as a primarily voluntary retirement program at our Mountaintop, Pennsylvania location. The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing the company’s accounting functions. The 2009 Infrastructure Realignment Program included costs associated with the previously planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also included charges for a smaller worldwide cost reduction plan to further right-size our company. The consolidation of the South Korea fabrication lines was completed in 2011. Also during 2011, the company decided to keep open the Mountain Top facility reversing the March 2009 announcement to close the site.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the quarterly periods ended April 1, 2012 and July 1, 2012.

	Accrual Balance at 12/25/2011	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 4/1/2012

2010 Infrastructure Realignment Program:
Employee Separation Costs	$1.0	$—	$(0.3)	$—	$—	$0.7

2011 Infrastructure Realignment Program:
Employee Separation Costs	1.7	1.0	(0.3)	(0.1)	—	2.3

2012 Infrastructure Realignment Program:
Employee Separation Costs	—	1.1	(0.5)	—	—	0.6
Facility Closure Costs	—	0.4	(0.4)	—	—	0.0

	$2.7	$2.5	$(1.5)	$(0.1)	$—	$3.6

	Accrual Balance at 4/1/2012	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 7/1/2012

2010 Infrastructure Realignment Program:
Employee Separation Costs	$0.7	$—	$(0.2)	$(0.1)	$—	$0.4

2011 Infrastructure Realignment Program:
Employee Separation Costs	2.3	$—	$(0.9)	$—	$—	$1.4

2012 Infrastructure Realignment Program:
Employee Separation Costs	0.6	$0.6	$(0.8)	$—	$—	$0.4

	$3.6	$0.6	$(1.9)	$(0.1)	$—	$2.2

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found the company’s infringement to have been willful and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We have challenged the final damages award, willfulness finding, and other issues on appeal. Power Integrations also appealed aspects of the trial court’s ruling, including damages. On January 11, 2012, the appeals were argued before the U.S. Court of Appeals for the Federal Circuit. The company expects a ruling prior to the end of 2012.

POWI 2: On May 23, 2008, Power Integrations filed another lawsuit against the company, Fairchild Semiconductor Corporation and our wholly owned subsidiary System General Corporation in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents claimed in that lawsuit, two were asserted against the company and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, POWI added a fourth patent to this case.

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

Both lawsuits were consolidated and heard together in Delaware District Court in a jury trial in April of 2012. On April 27, 2012, the jury found that Power Integrations infringed one of the two U.S. patents owned by System General and upheld the validity of both System General patents. In the same case, the jury found that the company infringed two of four U.S. patents asserted by Power Integrations and that the company had induced its customers to infringe the asserted patents. The jury also upheld the validity of the asserted Power Integrations patents. The verdict concluded the first phase of trial in the litigation. Willfulness and damages in the case will be determined in a second phase, which has yet to be scheduled and may occur after appeals of the first phase.

POWI 3: On November 4, 2009, Power Integrations, Inc. filed a complaint for patent infringement against the company and two of the company’s subsidiaries in the United States District Court for the Northern District of California alleging that several of our products infringe three of Power Integrations’ patents. One of those patents has since been dropped from the case. The company intends to put on a vigorous defense against these claims. In the same lawsuit we have filed counterclaims against Power Integrations, alleging Power Integrations’ products infringe certain claims of one of our patents. Trial has yet to be scheduled in this case.

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

Hearings comparable to a trial in U.S. litigation were held in January, May and July 2012, And the company anticipates that the court will rule on the case before the end of 2012.

POWI 5: On May 1, 2012, Fairchild sued Power Integrations in United States District Court for the District of Delaware. The lawsuit accuses Power Integration’s LinkSwitch-PH LED power conversion products of violating three Fairchild patents. Power Integrations has counterclaimed against Fairchild asserting five Power Integrations patents but has not specified any Fairchild products to date.

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations, or cash flows. Legal costs are expensed as incurred.

The company analyzes potential outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, the company analyzes such outcomes as loss contingencies, and divides them into three categories based on the possibility that the contingency will give rise to an actual loss. The first category represents contingencies for which management believes the possibility of loss is remote. For contingencies in this category, the company does not record a reserve or assess the range of possible losses. The second category represents contingencies for which losses are believed to be reasonably possible. For this category, the company assesses the range of possible losses but does not record a reserve. There are currently no contingencies in this category. The third category represents contingencies for which losses are believed to be probable. For this category, the company determines the range of losses and records a reserve reflecting the best estimate within the range. For contingencies within this category, the company currently believes the range of probable losses are approximately $14.0 million to $15.0 million and the best estimate of losses within this range to be $14.1 million as of July 1, 2012 and has recorded this amount as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and resolving such claims.

Note 12 – Long-Term Debt

Long-term debt consists of the following at:

	July 1, 2012	December 25, 2011
	(In millions)

Revolving Credit Facility borrowings	$300.0	$300.0
Other	0.1	0.1

Total debt	$300.1	$300.1
Current portion of long-term debt	—	—

Long-term debt, less current portion	$300.1	$300.1

Note 13 – Subsequent Events

The company has evaluated subsequent events and did not identify any events that required disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated in this Quarterly Report on Form 10-Q, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual subsidiaries where appropriate.

Overview

In 2012, we believe Fairchild is positioned to capitalize on the growth potential in mobile wireless technologies and the transition to more efficient applications in the industrial, appliance, automotive and solar end markets. We have invested heavily in our mobile business over the last five years and have introduced a wide range of fast growing new products and a number of innovative application specific solutions that solve unique customer requirements. We believe our broad portfolio of innovative products coupled with our world class supply chain will continue to drive growth. We entered 2012 with the best pipeline of new products in our history. We have numerous design wins in our mobile business and we are also gaining traction in the mid-voltage market.

We strive to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. While our goal is to manage our production output to maintain channel inventories within a target range of 7.5 to 8.5 weeks, at the end of the second quarter, our channel inventories were more than 10 weeks, which was a decrease of over one week from the end of 2011. Internal inventories at the end of the second quarter of 2012 were at $239.7 million, an increase of $5.5 million over the end of 2011.

Our fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week is included in the first quarter of the year. Our results for the six months ended July 1, 2012 and June 26, 2011 consist of 27 weeks and 26 weeks, respectively.

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

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Six Months Ended
	July 1, 2012		June 26, 2011		July 1, 2012		June 26, 2011
	(Dollars in millions)

Total revenue	$361.5	100.0%	$433.2	100.0%	$713.7	100.0%	$846.2	100.0%
Gross margin	117.7	32.6%	160.7	37.1%	222.6	31.2%	312.7	37.0%

Operating expenses:
Research and development	41.1	11.4%	39.9	9.2%	81.2	11.4%	76.8	9.1%
Selling, general and administrative	55.1	15.2%	58.3	13.5%	109.8	15.4%	113.4	13.4%
Amortization of acquisition-related intangibles	4.4	1.2%	4.7	1.1%	9.2	1.3%	10.3	1.2%
Restructuring and impairments	0.5	0.1%	2.9	0.7%	2.9	0.4%	5.4	0.6%
Charge for litigation	1.3	0.4%	—	0.0%	1.3	0.2%	—	0.0%

Total operating expenses	102.4	28.3%	105.8	24.4%	204.4	28.6%	205.9	24.3%

Operating income	15.3	4.2%	54.9	12.7%	18.2	2.6%	106.8	12.6%

Other expense, net	1.5	0.4%	3.3	0.8%	3.0	0.4%	4.4	0.5%

Income before income taxes	13.8	3.8%	51.6	11.9%	15.2	2.1%	102.4	12.1%

Provision (benefit) for income taxes	1.9	0.5%	6.7	1.5%	1.7	0.2%	14.0	1.7%

Net income	$11.9	3.3%	$44.9	10.4%	$13.5	1.9%	$88.4	10.4%

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

	Three Months Ended				Six Months Ended
	July 1, 2012		June 26, 2011		July 1, 2012		June 26, 2011
	(Dollars in millions)
Non GAAP measures
Adjusted net income	$17.6		$54.6		$25.9		$105.9
Adjusted gross margin	117.7	32.6%	161.0	37.2%	222.6	31.2%	313.2	37.0%
Free cash flow	32.4		39.3		(0.6)		61.4

Reconciliation of Net Income to Adjusted Net Income
Net income	$11.9		$44.9		$13.5		$88.4
Adjustments to reconcile net income to adjusted net income:
Restructuring and impairments	0.5		2.9		2.9		5.4
Accelerated depreciation on assets related to fab closure	—		0.3		—		0.5
Write-off of deferred financing fees	—		2.1		—		2.1
Charge for litigation	1.3				1.3
Amortization of acquisition-related intangibles	4.4		4.7		9.2		10.3
Associated net tax effects of the above and other acquisition-related intangibles	(0.5)		(0.3)		(1.0)		(0.8)

Adjusted net income	$17.6		$54.6		$25.9		$105.9

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$117.7		$160.7		$222.6		$312.7
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	—		0.3		—		0.5

Adjusted gross margin	$117.7		$161.0		$222.6		$313.2

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$62.7		$93.1		$79.5		$149.8
Capital expenditures	(30.3)		(53.8)		(80.1)		(88.1)

Free cash flow	$32.4		$39.3		$(0.6)		$61.7

Total Revenues

	Three Months Ended				Six Months Ended
	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$361.5	$433.2	$(71.7)	-16.6%	$713.7	$846.2	$(132.5)	-15.7%

Revenue in the second quarter of 2012 included $4.0 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from the Thailand floods in the fourth quarter of 2011. Despite an extra week in the first six months of 2012 compared to the first six months of 2011 revenue decreased in 2012. Lower unit sales volume sold drove 9% of the decrease in revenue in the second quarter and first six months of 2012 when compared to the same periods in 2011. The remaining 7% decline in revenue was caused by lower average selling prices.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and

Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three months and six months ended July 1, 2012. The increase in Other Asia/Pacific revenue was due to continued strong demand for mobile products including smart phones and tablets as well as a shift in sales from a major customer from Korea to Other Asia/Pacific.

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011

U.S.	9%	11%	10%	11%
Other Americas	2	2	2	2
Europe	13	14	13	14
China	34	34	33	34
Taiwan	15	14	14	14
Korea	9	11	10	11
Other Asia/Pacific	18	14	18	14

Total	100%	100%	100%	100%

Gross Margin

	Three Months Ended				Six Months Ended
	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Gross Margin $	$117.7	$160.7	$(43.0)	-26.8%	$222.6	$312.7	$(90.1)	-28.8%
Gross Margin %	32.6%	37.1%		-4.5%	31.2%	37.0%		-5.8%

Effective the first day of 2012, expected asset lives and amortization schedules for certain factory equipment was adjusted to better reflect actual performance of the tools, favorably impacting gross margin by approximately $4.8 million and $9.5 million in the second quarter and first six months of 2012, respectively, when compared to depreciation expense under the previous useful life policy. In addition, we reassessed the lives of our molds and tooling equipment which caused an increase in depreciation expense of $0.7 million in first six months of 2012 when compared to depreciation expense under the previous useful life policies.

The net favorable depreciation impact to gross margin was offset by decreased revenue, increased expenses from 8-inch conversion costs, higher inventory write downs, as well as higher unit costs of inventory due to lower production rates resulting in an overall decrease in gross margin for the second quarter and first six months of 2012 as compared to the same periods in 2011.

Adjusted Gross Margin

	Three Months Ended				Six Months Ended
	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted Gross Margin $	$117.7	$161.0	$(43.3)	-26.9%	$222.6	$313.2	$(90.6)	-28.9%
Adjusted Gross Margin %	32.6%	37.2%		-4.6%	31.2%	37.0%		-5.8%

There were no items adjusted out of gross margin in the second quarter and first six months of 2012. Adjusted gross margin in the second quarter and first six months of 2011 did not include accelerated depreciation related to the previously planned closure of the Mountain Top facility. See above reconciliation for detail.

Operating Expenses

	Three Months Ended				Six Months Ended
	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Research and development	$41.1	$39.9	$1.2	3.0%	$81.2	$76.8	$4.4	5.7%
Selling, general and administrative	$55.1	$58.3	$(3.2)	-5.5%	$109.8	$113.4	$(3.6)	-3.2%

Operating expenses included an additional week of costs in the first six months of 2012 as compared to the first six months of 2011. Research and development (R&D) expenses increased for the second quarter and first six months of 2012 as compared to the same periods in 2011 as we continue to invest in R&D programs and resources. Increased R&D project spending was offset in part by decreases in variable compensation expense. Selling and general and administration expenses (SG&A) expense decreased slightly for the second quarter and first six months of 2012 when compared to the same periods of 2011 driven primarily by a decrease in variable compensation.

Restructuring and Impairment. During the three and six months ended July 1, 2012, we recorded restructuring and impairment charges, net of releases, of $0.5 million and $2.9 million, respectively. The second quarter charges consist of $0.6 million of employee separation costs associated with the 2012 Infrastructure Realignment Program and $0.1 reserve release associated with the 2011 Infrastructure Realignment Program. The first quarter charges include $1.0 million of employee separation costs associated with the 2011 Infrastructure Realignment Program as well as $1.1 million in employee separation costs and $0.4 million in facility closure costs associated with the 2012 Infrastructure Realignment Program.

During the three and six months ended June 26, 2011, we recorded restructuring and impairment charges, net of releases, of $2.9 million and $5.4 million, respectively. The second quarter charges include $0.5 million of employee separation costs, $0.3 million of fab closure costs, and $0.1 million of reserve releases associated with the 2009 Infrastructure Realignment Program as well as $0.9 million in employee separation costs associated with the 2010 Infrastructure Realignment Program and $1.3 million in employee separation costs associated with the 2011 Infrastructure Realignment Program. First quarter charges include $0.6 million of employee separation costs and $0.2 million of fab closure costs associated with the 2009 Infrastructure Realignment Program as well as $1.0 million in employee separation costs associated with the 2010 Infrastructure Realignment Program and $0.7 million in employee separations costs associated with the 2011 Infrastructure Realignment Program.

The 2012 Infrastructure Realignment Program includes costs for organization changes in the company’s sales organization, manufacturing sites and manufacturing support organizations, the MCCC and PCIA product lines as well as the final closure of a warehouse in Korea. The 2011 Infrastructure Realignment Program includes costs for organizational changes in our supply chain management group, website technology group, quality organization, and other administrative groups. The 2011 program also includes costs to further improve our manufacturing strategy and changes in both the PCIA and MCCC groups as well as a primarily voluntary retirement program at our Mountaintop, Pennsylvania location. The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing our accounting functions.

The previously planned closure of the Mountaintop, Pennsylvania manufacturing facility and the closure of the four-inch manufacturing line in Bucheon, South Korea was announced in the first quarter of 2009 and the charges associated with those programs are included in the 2009 Infrastructure Realignment Program. The consolidation of the South Korea fabrication lines was completed in 2011. Also during the fourth quarter of 2011, the company decided to keep open the Mountain Top facility.

Charge for Litigation. In the second quarter of 2012, we increased our reserves for potential litigation outcomes by $1.0 million as a result of the ongoing developments in the POWI 2 litigation. In addition, we accrued $0.3 million for an unrelated legal settlement.

Other Expense, net.

The following table presents a summary of other expense, net for the three months and six months ended July 1, 2011 and June 26, 2011.

	Three Months Ended		Six Months Ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
	(In millions)
Other expense, net
Interest expense	$1.9	$1.7	$4.0	$3.4
Interest income	(0.5)	(0.6)	(1.2)	(1.3)
Other (income) expense, net	0.1	2.2	0.2	2.3

Other expense, net	$1.5	$3.3	$3.0	$4.4

Interest expense. Interest expense in the second quarter and first six months of 2012 increased $0.2 million and $0.6 million, respectively, when compared to the same period in 2011, primarily due to higher interest rates offset by higher debt in the first quarter of 2011.

Interest income. Interest income in second quarter and first six months of 2012 remained fairly flat when compared to the same periods in 2011.

Other (income) expense, net. Other expense in the second quarter and first six months of 2012 was down $2.1 million for both the second quarter and the first six months of 2012 when compared to the same periods of 2011. The higher level of expense in 2011 was caused by a $2.1 million write off of deferred financing fees associated with the pay down of our term loan in the second quarter of 2011.

Income Taxes. Income tax provision in the second quarter and first six months of 2012 was $1.9 million and $1.7 million on income before taxes of $13.8 million and $15.1 million, respectively, as compared to income tax provisions of $6.7 million and $14.0 million on income before taxes of $51.6 million and $102.4 million, respectively, for the same periods of 2011. The effective tax rate for the second quarter and first six months of 2012 was 14.0% and 11.2% compared to 13.0% and 13.7%, respectively, for the comparable periods of 2011. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates. In the first six months of 2012, the valuation allowance on our deferred tax assets decreased by $2.9 million. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of July 1, 2012, we have recorded a deferred tax liability of $1.8 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow

	Three Months Ended				Six Months Ended
	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)

Free Cash Flow	$32.4	$39.3	$(6.9)	-17.6%	$(0.6)	$61.7	$(62.3)	-101.0%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free Cash flow decreased in the second quarter and first six months of 2012 as compared to the same periods in 2011 as a result of lower net income offset in part by a decrease in capital expenditures. See Free Cash Flow reconciliation in results of operations section above.

Reportable Segments.

The following tables present comparative disclosures of revenue, gross margin, and operating income of our reportable segments.

	Three Months Ended
	July 1, 2012				June 26, 2011
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	148.1	41.0%	38.2%	27.1	147.7	34.1%	36.5%	24.7
PCIA	176.4	48.8%	31.2%	33.9	227.0	52.4%	40.1%	68.0
SDT	37.0	10.2%	20.0%	5.3	58.5	13.5%	29.6%	15.4
Corporate (1)	0.0	0.0%	0.0%	(51.0)	0.0	0.0%	0.0%	(53.2)

Total	361.5	100.0%	32.6%	15.3	433.2	100.0%	37.1%	54.9

	Six Months Ended
	July 1, 2012				June 26, 2011
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$290.7	40.7%	37.7%	$52.0	$291.8	34.5%	38.2%	$52.5
PCIA	350.6	49.1%	29.0%	58.9	439.3	51.9%	39.0%	128.0
SDT	72.4	10.1%	19.2%	9.6	115.1	13.6%	28.4%	28.8
Corporate (1)	0.0	0.0%	0.0%	(102.3)	0.0	0.0%	0.0%	(102.5)

Total	$713.7	100.0%	31.2%	$18.2	$846.2	100.0%	37.0%	$106.8

(1)	The three and six months ended July 1, 2012 includes $7.3 million and $14.2 million of stock-based compensation expense, $0.5 million and $2.9 million of restructuring and impairments expense, $1.3 million and $1.1 million of other costs which primarily consist of charges for litigation, and $41.9 million and $84.1 million of SG&A expenses, respectively. The three and six months ended June 26, 2011 includes $8.0 million and $13.0 million of stock-based compensation expense, $2.9 million and $5.4 million of restructuring and impairments expense, $0.3 million and $0.7 million of other costs which primarily consist of accelerated depreciation related to the closure of the Mountaintop facility, and $42.0 million and $83.4 million of SG&A expenses, respectively.

MCCC

	Three Months Ended				Six Months Ended
	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$148.1	$147.7	$0.4	0.3%	$290.7	$291.8	$(1.1)	-0.4%
Gross Margin $	$56.6	$53.9	$2.7	5.0%	$109.5	$111.6	$(2.1)	-1.9%
Gross Margin %	38.2%	36.5%		1.7%	37.7%	38.2%		-0.6%
Operating Income	$27.1	$24.7	$2.4	9.7%	$52.0	$52.5	$(0.5)	-1.0%

MCCC revenue in the second quarter and first six months of 2012 was relatively flat as compared to the same periods of 2011 due to continued strong sales of our mobile switch products offset by reduced sales of our low voltage MOSFET products. Overall average selling prices in the second quarter of 2012 were also relatively flat as compared to the same period in 2011 but were slightly lower in the first six months of 2012 as compared to the same periods in 2011 as pricing pressure for our low voltage products were offset by the introduction of new mobile products. Gross margin improvement in the second quarter of 2012 was higher when compared to the second quarter of 2011 as a result of continued mix shift toward mobile products that yield better margins. Slightly lower gross margins in the first six months of 2012 were driven by higher unit costs of inventory sold in the first quarter from lower production rates in the fourth quarter of 2011.

MCCC operating income increased in the second quarter of 2012 as compared to 2011 as a result of higher gross margin and reduced variable compensation expense offset by additional R&D investment in our mobile and MEMs businesses. Operating income decreased in the first six months of 2012 compared to 2011 as a result of lower gross margin, higher R&D investment, and an additional week of costs in the first six months of 2012 as compared to 2011; offset largely by reduced variable compensation.

PCIA

	Three Months Ended				Six Months Ended
	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$176.4	$227.0	$(50.6)	-22.3%	$350.6	$439.3	$(88.7)	-20.2%
Gross Margin $	$55.1	$91.0	$(35.9)	-39.5%	$101.6	$171.2	$(69.6)	-40.7%
Gross Margin %	31.2%	40.1%		-8.9%	29.0%	39.0%		-10.0%
Operating Income	$33.9	$68.0	$(34.1)	-50.1%	$58.9	$128.0	$(69.1)	-54.0%

PCIA revenue in the second quarter of 2012 included $4.0 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from flooding in Thailand in the fourth quarter of 2011. The revenue decrease in the second quarter and first six months of 2012 as compared to the same periods of 2011 was primarily attributable to reduced market demand for our high voltage products and efforts to manage channel inventory. The decreased revenue from high voltage products was mitigated in part by strong sales for our automotive products, particularly advanced power management products. Lower gross margin was mainly a result of decreased revenue and increased 8 inch conversion costs.

Lower operating income was mainly due to decreased gross margin as well as increased R&D expense. In addition, operating expenses included an additional week of costs in the first six months of 2012 as compared to 2011. These increases were offset in part by lower selling, general and administrative expenses (SG&A) and reduced variable compensation expenses.

SDT

	Three Months Ended				Six Months Ended
	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)	July 1, 2012	June 26, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$37.0	$58.5	$(21.5)	-36.8%	$72.4	$115.1	$(42.7)	-37.1%
Gross Margin $	$7.4	$17.3	$(9.9)	-57.2%	$13.9	$32.6	$(18.7)	-57.4%
Gross Margin %	20.0%	29.6%		-9.5%	19.2%	28.4%		-9.1%
Operating Income	$5.3	$15.4	$(10.1)	-65.6%	$9.6	$28.8	$(19.2)	-66.7%

The SDT revenue decrease in the second quarter and first six months of 2012 as compared to the same periods in 2011 was from our strategic efforts to eliminate lower margin products and also reduced overall market demand. Lower average selling prices also contributed to the decrease in SDT revenue as compared to the second quarter and first six months of 2011. Lower gross margin was due to lower revenue and higher overhead costs.

The decrease in operating income was primarily due to lower gross margin. R&D and sales and marketing expenses were also higher in the second quarter and first six months of 2012 as a result of increased investment in R&D and sales and marketing. In addition operating expenses included an additional week of costs in the first six months of 2012 as compared to 2011. This increase was offset in part by reduced variable compensation costs.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of July 1, 2012, $226.1 million of our $431.0 million cash and marketable securities balance is located in the United States. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

Our Credit Facility consists of a $400.0 million revolving loan agreement of which $300 million was drawn as of July 1, 2012. After adjusting for outstanding letters of credit, we had $98.7 million available under the Credit Facility. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. We had additional outstanding letters of credit of $1.9 million that do not fall under the senior credit facility. We also had $0.6 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

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

At July 1, 2012, we were in compliance with these covenants and we expect to remain in compliance with the covenants. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our senior credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first six months 2012, our capital expenditures totaled $80.1 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity securities would cause dilution to our existing stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first six months of 2012, our cash provided by operating activities was $79.5 million compared to $149.8 million in the same period of 2011. The following table presents a summary of net cash provided by operating activities during the first six months of 2012 and 2011.

	Six Months Ended
	July 1, 2012	June 26, 2011
	(In millions)

Net income	$13.5	$88.4
Depreciation and amortization	66.6	75.6
Non-cash stock-based compensation	14.2	13.0
Deferred income taxes, net	(3.9)	(5.6)
Other, net	0.9	2.9
Change in other working capital accounts	(11.8)	(24.5)

Net cash provided by operating activities	$79.5	$149.8

Cash provided by operating activities decreased $70.3 million during the first six months of 2012 as compared to the same period of 2011 driven primarily by the decrease in net income.

Cash used in investing activities during the first six months of 2012 totaled $81.0 million compared to $105.9 million for the same period of 2011. The higher level of cash used in 2011 was driven by the TranSiC acquisition of $16.5 million. There were no corresponding acquisitions in 2012.

Cash used in financing activities totaled $19.5 million in the first six months of 2012 compared to $12.8 million of cash used in financing activities in the same period of 2011. This difference was driven by 2011 proceeds from the exercise of stock options offset partially by 2011 debt repayments and the write off of deferred financing fees . In the first six months of 2011 we received $35.2 million in proceeds from the exercise of stock options which were partially offset by a $20.6 million repayment of long term debt and $5.2 million deferred financing fees write-off . In 2012, we had proceeds of $0.6 million from the exercise of stock options and no debt repayments.

For the six months ended July 1, 2012, we recorded no change to the $2.8 million of net unrecognized tax benefits recorded in current taxes payable at December 25, 2011. The timing of the expected cash outflow relating to the balances is expected within one year.

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

There were no new standards issued in the first six months of 2012.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of July 1, 2012, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first six months of 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of our PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against us. We voluntarily stopped U.S. sales and importation of those products in 2007 and have been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found our infringement to have been willful, and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We have challenged the final damages award, willfulness finding and other issues on appeal. Power Integrations also appealed aspects of the trial court’s ruling, including damages. On January 11, 2012, the U.S. Court of Appeals for the Federal Circuit heard oral arguments on our appeal. We expect a ruling prior to the end of 2012.

POWI 2: On May 23, 2008, Power Integrations filed another lawsuit against us, Fairchild Semiconductor Corporation and our wholly owned subsidiary System General Corporation in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents claimed in that lawsuit, two were asserted against us and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, POWI added a fourth patent to this case.

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

Both lawsuits were consolidated and heard together in Delaware District Court in a jury trial in April of 2012. On April 27, 2012, the jury found that Power Integrations infringed one of the two U.S. patents owned by System General and upheld the validity of both System General patents. In the same case, the jury found that we infringed two of four U.S. patents asserted by Power Integrations and that we had induced our customers to infringe the asserted patents. The jury also upheld the validity of the asserted Power Integrations patents. The verdict concluded the first phase of trial in the litigation. Willfulness and damages in the case will be determined in a second phase, which has yet to be scheduled and may occur after appeals of the first phase.

POWI 3: On November 4, 2009, Power Integrations, Inc. filed a complaint for patent infringement against us and two of our subsidiaries in the United States District Court for the Northern District of California alleging that several of our products infringe three of Power Integrations’ patents. One of those patents has since been dropped from the case. We intend to put on a vigorous defense against these claims. In the same lawsuit we have filed counterclaims against Power Integrations, alleging Power Integrations’ products infringe certain claims of one of our patents. Trial has yet to be scheduled in the case.

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

Hearings comparable to a trial in U.S. litigation were held in January, May and July 2012 and we anticipate that the court will rule on the case before the end of 2012.

POWI 5: On May 1, 2012, we sued Power Integrations in United States District Court for the District of Delaware. The lawsuit accuses Power Integration’s LinkSwitch-PH LED power conversion products of violating three of our patents. Power Integrations has counterclaimed against us asserting five Power Integrations patents but has not specified any of our products to date.

Other Legal Claims. From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

We analyze potential outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, we analyze such outcomes as loss contingencies, and divide them into three categories based on the possibility that the contingency will give rise to an actual loss. The first category represents contingencies for which we believe the possibility of a loss is remote. For contingencies in this category, we do not record a reserve or assess the range of possible losses. The second category represents contingencies for which losses are believed to be reasonably possible. For this category, we assess the range of possible losses but do not record a reserve. There are currently no contingencies in this category. The third category represents contingencies for which losses are believed to be probable. For this category, we determine the range of probable losses and record a reserve reflecting the best estimate within the range. For contingencies within this category, we currently believe the range of probable losses are approximately $14.0 million to $15.0 million. We believe the best estimate of losses within this range to be $14.1 million as of July 1, 2012 and have recorded this amount as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and resolving such claims.

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

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is occasionally subject to double booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacture of products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower than expected demand. While we anticipate increasing demand in many of our markets, lower demand than anticipated may impact our customers’ target inventory levels. During 2011 channel inventory increased. We are focusing on reducing channel inventories in 2012; however our current business forecasting is still qualified by the risk that our backlog may deteriorate as a result of customer cancellations.

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

Distributors accounted for 62% of our net sales for the six months ended July 1, 2012. Our top five distributors worldwide accounted for 22% of our net sales for the six months ended July 1, 2012. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 75% of our revenues in first six months of 2012 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 10% of our revenue for the six months ended July 1, 2012.

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

At July 1, 2012 we had total debt of $300.1 million and the ratio of this debt to equity was approximately 0.2 to 1. As of July 1, 2012, our credit facility consists of a $400 million in a revolving line of credit. Adjusted for outstanding letters of credit, we had up to $98.7 million available under the revolving loan portion of the senior credit facility. In addition, there is a $150 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of July 1, 2012, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

We have investments in auction rate securities that subject us to market risk which could adversely affect our liquidity and financial results.

As of July 1, 2012, we owned auction rate securities with a par value of $49.5 million and market value of $26.0 million. We originally purchased these securities believing them to be safe, short-term and highly liquid investments. However, as a result of the systemic failure of the auction rate securities market, these securities are no longer liquid. While we continue to accrue and receive interest on these securities at the contractual rate, there can be no assurance that there will ever be an active market for our auction rate securities. Uncertainties in the credit and capital markets could lead to further downgrades of our auction rate securities and additional impairments. Additionally, auction failures have limited our ability to fully recover the par value of our investment in the short term and even if we hold the securities to maturity, the long-term value of the auction rate securities may potentially be impacted by issuer defaults. We do not anticipate that the lack of liquidity or future downgrades and impairments will materially impact our ability to fund out working capital needs, capital expenditures or other business requirements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2012 - April 29, 2012	100,000	$13.30	—	—
April 30, 2012 - May 27, 2012	600,000	13.40	—	—
May 28, 2012 - July 1, 2012	100,000	13.47	—	—

Total	800,000	13.40	—	—

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

Item 6.	Exhibits

Exhibit No.	Description

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: August 10, 2012	/s/ Robin A. Sawyer
Robin A. Sawyer
Vice President, Corporate Controller
(Principal Accounting Officer)