Form 10-K
period 2012-12-30
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2013-02-28
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was $1,770,229,662

The number of shares outstanding of the Registrant’s Common Stock as of February 21, 2013 was 127,030,414.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 8, 2013 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Except as otherwise indicated in this Annual Report on Form 10-K, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual subsidiaries where appropriate.

The company’s fiscal year ends on the last Sunday in December. The year ended December 30, 2012 consists of 53 weeks while the years ended December 25, 2011 and December 26, 2010 each consist of 52 weeks.

General

We are focused on developing, manufacturing and selling power analog, power discrete and certain non-power semiconductor solutions to a wide range of end market customers. We are a leading supplier of power analog products, power discrete products and energy-efficient solutions, according to iSuppli. Our products are used in a wide variety of electronic applications, including sophisticated computers and internet hardware; communications including wireless phones and tablets; networking and storage equipment; industrial power supply and instrumentation equipment; consumer electronics such as digital cameras, displays, audio/video devices and household appliances; and automotive applications. We believe that our focus on the power market, our diverse end market exposure, and our strong penetration into the growing Asian region provide us with excellent opportunities to expand our business.

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

Products and Technology

Our product groups are organized by the end markets they support and include: (1) Mobile, Computing, Consumer and Communication (MCCC), (2) Power Conversion, Industrial and Automotive (PCIA). Our third reportable segment is Standard Products (SDT), which contains a wide array of mature, standard products.

We strive to invest in the latest wafer fabrication power semiconductor technology and successfully qualified a number of new processes including low and mid voltage PowerTrench® technology, advanced insulated gate bipolar transistor (IGBT), as well as advanced high power metal oxide semiconductor field effect transistors (MOSFET) fabrication technologies. Our South Portland, Maine fab has been totally converted to 8 inch wafers and is focused on process technologies specifically tailored to the high performance analog market. We also reversed our decision to close our Mountain Top, Pennsylvania fab and will now retain this 8 inch wafer facility that is focused primarily on high voltage discrete technologies. We are also expanding the Bucheon, Korea fab’s 8 inch capacity. The process flows are modular in nature and thus provide a wide range of capabilities including low voltage control and power switching. Additional passive devices and programmable elements may be combined with these active devices to create innovative, highly integrated analog solutions.

Mobile, Computing, Consumer and Communication (MCCC)

We design, manufacture and market high-performance analog components, mixed signal integrated circuits, and low voltage power MOSFETs for mobile, consumer, computing, and communication applications. We have a leadership position in the power MOSFET market with our industry leading portfolio of PowerTrench® technology products. Our analog and mixed signal products are focused on the mobile end—markets and are the primary growth engine for the MCCC group.

We offer analog and mixed signal devices in a number of proprietary part types with an emphasis on serving the mobile market. The development of proprietary parts is largely driven by evolving end-system requirements such as extending battery life, improving audio quality, and USB connections. The drive for more features and capabilities in smart phones drives the demand for higher performance of our products in the smallest form factor possible. Major competitors include Analog Devices, Inc., Linear Technology Corporation, Maxim Integrated Product, Inc., Micrel Inc, ON Semiconductor Corporation, ST Microelectronics N.V., Intersil Corporation, International Rectifier Corporation, Infineon Technologies AG, and Texas Instruments Incorporated.

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

In addition to the power analog and interface products we also offer signal path products. These include analog and digital switches, USB switches, video filters and high performance audio amplifiers. The analog switch functions are typically found in cellular handsets and other ultra portable applications. The video products provide a single chip solution to video filtering and amplification. Video filtering applications include set top boxes and digital televisions.

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

Our power MOSFETs are primarily used in power delivery and power control applications. Power delivery and control applications are ubiquitous across computing, mobile, consumer electronic and communication infrastructure markets. We produce advanced low voltage and medium voltage MOSFETs under our PowerTrench® brands. Examples of applications where our advanced power MOSFETs are used include smartphones, tablets, notebook PCs, high performance gaming, home entertainment systems, servers, data communication, and routers where are products enable efficient power delivery This enables longer battery life, lower power consumption and better thermal performance of our customers products.

Power Conversion, Industrial and Automotive (PCIA)

We design, manufacture and market power discrete semiconductors, analog and mixed signal integrated circuits (ICs) for broad power conversion/power management, industrial, and automotive applications. Our products are building blocks that help convert a semi-regulated energy source (AC—alternating current or DC—direct current) to a regulated output for electronic systems (AC-DC, DC-AC, and DC-DC conversion). Our discrete devices are individual diodes or transistors that perform power switching, power conditioning and signal amplification functions in electronic circuits. Our analog and mixed signal ICs are used to control discrete semiconductors in applications such as power switching, conditioning, signal amplification, power distribution, and power consumption. Driving the demand and growth of our business is the increasing need for higher efficiency and higher power density for space savings. We are also seeing strong demand for our solutions which reduce the consumption of power when electronic devices are in standby mode. We manufacture discrete products using state of the art vertical Diffusion Metal Oxide Semiconductor (DMOS) MOSFETs, Insulated Gate Bipolar Transistors (IGBT), Bipolar and ultrafast rectifier technologies. We manufacture analog and mixed signal ICs using a variety of bipolar (Bi), complementary metal oxide (CMOS), BiCMOS, and bipolar/CMOS/DMOS (BCDMOS) state of the art processes up to 1200V and down to 0.35µm (microns) minimum geometry. Major competitors include Infineon Technologies AG, ST MicroelectronicsN.V., International Rectifier Corporation, Toshiba Corporation, Mitsubishi Corporation, Texas Instruments Incorporated, Power Integrations, Inc., ON Semiconductor Corporation, NXP Semiconductors N.V., and Vishay Intertechnology, Inc.

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

We design and develop a line of proprietary, high-performance SPM® brand smart power module products targeted to various end applications in consumer white goods and industrial applications: room air conditioners, industrial power supplies, solar inverters, pumps, and industrial motors. These are multi-chip modules containing up to 28 components in a single package that includes diodes, power discrete IGBTs or MOSFETs, high voltage power management driver ICs, and current and temperature sensors. Similar modules, called Automotive Power Modules (APMs), are used in automotive applications. These innovative products provide customers with a fully integrated power management solution designed to increase power efficiency, power density, system reliability, system functionality, and reduce engineering development time.

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

Off-line and isolated DC to DC IC products address power conversion from less than one watt output up to 1 kilowatt. The solutions target circuit board space saving by improving overall system efficiency and reducing the total number of components. Additionally, our devices help the designer conserve system power. The product families primarily target the high volume consumer and computing markets with a smaller percentage aimed towards the lower volume, diversified industrial markets.

MOSFET and IGBT Gate Driver IC products complement our off-line and isolated DC to DC, power MOSFETs, and IGBTs for applications from less than one hundred watts output to greater than 2 kilowatt. These gate drivers are often required for higher power MOSFET and IGBT applications where there is a need for higher efficiency, additional system functionality, and reduced design complexity.

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

Standard Products (SDT)

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

Sales, Marketing and Distribution

For the year ended December 30, 2012, Samsung Electronics was our largest customer and accounted for more than 10% of our net revenue. In 2012 we derived approximately 62%, 32% and 6% of our net sales from distributors, original equipment manufacturers (OEMs), and electronic design and manufacturing services (EMS) customers, respectively, through our regional sales organizations. We operate regional sales organizations in Europe, with principal offices in Munich, Germany; the Americas, with principal offices in Dallas, Texas; the Asia/Pacific region (which for these purposes excludes Japan and South Korea), with principal offices in Hong Kong; Japan, with principal offices in Tokyo; and South Korea, with principal offices in Seoul. A discussion of revenue by geographic region for each of the last three years can be found in Item 8, Note 17 of this report. Each of the regional sales organizations is supported by the logistics organization, which manages independently operated warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through warehouses that are owned and operated by us or by a third party provider.

We have dedicated direct sales organizations operating in Europe, the Americas, the Asia/Pacific region, Japan and Korea that serve our major original equipment manufacturer and electronic design and manufacturing services customers. We also have a large network of distributors and independent manufacturer’s representatives to distribute and sell our products around the world. We believe that using a combination of our highly focused, direct sales force selling products for all of our businesses, combined with an extensive network of distributors and manufacturer’s representatives, is the most efficient way to serve our multi-market customer base. Our dedicated marketing organization consists of a central marketing group that coordinates marketing, advertising, and media activities for all products within the company. Additionally, product line marketing specifically focuses on tactical and strategic marketing for their product and application focus, and marketing personnel located in each of the sales regions provides regional direction and support for products and end applications as applicable for their region.

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

Research and Development

Our expenditures for research and development for 2012, 2011 and 2010 were $156.9 million, $153.4 million and $120.2 million, respectively. These expenditures represented 11.0%, 9.7%, and 7.5% of sales for 2012, 2011 and 2010, respectively. Advanced silicon processing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed, higher power density and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology for our classes of products. Our R&D efforts continue to be focused in part on innovative packaging solutions that make use of new assembly methods and high performance packaging materials, as well as in exclusive and patent protected transistor structure development. We are also using our R&D resources to characterize and apply new materials in both our packaging and semiconductor device processing efforts.

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

Manufacturing

We operate seven manufacturing facilities, four of which are “front-end” wafer fabrication plants in the U.S. and South Korea, and three of which are “back-end” assembly and test facilities in Asia. Information about our property, plant and equipment by geographic region for each of the last three years can be found in Item 8, Note 17 of this report.

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

Automotive Products (Automotive ICs and Drivers, Discrete Power Semiconductors)

Signal Path Products ( Logic, Switching and interface solution, Video filter, Class-G audio amplifier)

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

Suzhou, China

Power Semiconductors (Diodes & Rectifiers, IGBTs, Integrated Power Solutions (SPM), MOSFETs, Transistors)

Power Management ICs (AC-DC: PWM (Combo) Controllers)

Automotive Products (Automotive Modules, Discrete Power Semiconductors, Intelligent Power Semiconductors)

We subcontract a minority portion of our wafer fabrication needs, primarily to Amkor Technology, Inc., Central Semiconductor Manufacturing Corporation, Macronix International Co. Ltd., Phenitec Semiconductor, Showa Denko Singapore (PTE) Ltd, and Taiwan Semiconductor Manufacturing Company. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include Advance Semiconductor Engineering, Inc., AIC Semicondutor Sdn Bhd, Amkor Technology, AUK Semiconductor PTE, Ltd, GEM Services, Inc., Greatek Electronics, Inc., Hana Microelectronics Ltd, Liteon, Inc., Taiwan Semiconductor Co. Ltd, Tak Cheong Electronics (Holdings) Co. Ltd, United Test and Assembly Center Thai Ltd., and Vigilant Technology Company, Ltd.

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper and aluminum wire, Alloy 42/Copper lead frames, mold compound, ceramic and other substrate material and some chemicals and gases. We obtain our raw materials and supplies from a large number of sources, adopting vendor-managed inventory and just-in-time delivery.

Backlog

Backlog at December 30, 2012 was approximately $458 million, down from approximately $540 million at December 25, 2011. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. In periods of depressed demand, customers tend to rely on shorter lead times available from suppliers, including us. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances we may not have manufacturing capacity sufficient to fulfill all orders. Some of our products are currently in a period of decreased demand. Additionally, backlog is impacted by our manufacturing lead times, which have decreased on average from December 25, 2011 to December 30, 2012. As is customary in the semiconductor industry, we may allow our customers to cancel orders or delay deliveries within agreed upon parameters. Accordingly, our backlog at any time should not be used as an indication of future revenues. For further information on our backlog, see Risk Factors under the heading “We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues”.

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

Trademarks and Patents

As of December 30, 2012 we held 1,377 issued U.S. patents and 1,534 issued non-U.S. patents with expiration dates ranging from 2013 through 2032. We also have trademarks that are used in the conduct of our business to distinguish genuine Fairchild products. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as system and application knowledge, ability and experience of our personnel, the range and number of new products being developed by us, our market brand recognition, ongoing sales and marketing efforts, customer service, technical support and our manufacturing capabilities.

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

Our facilities in South Portland, Maine, and, to a lesser extent, West Jordan, Utah, have ongoing remediation projects to respond to releases of hazardous materials that occurred prior to our separation from National Semiconductor Corporation. National Semiconductor has agreed to indemnify Fairchild for the future costs of these projects and other environmental liabilities that existed at the time of our acquisition of those facilities from National Semiconductor in 1997. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented. National Semiconductor Corporation was acquired by Texas Instruments Incorporated during the fourth quarter of 2011.

Although we believe that our Bucheon, South Korea operations, which we acquired in 1999 from Samsung Electronics, have no significant environmental liabilities, Samsung Electronics agreed to indemnify us for remediation costs and other liabilities related to historical contamination, up to $150 million, arising out of the business we acquired, including the Bucheon facilities. We are unable to estimate the potential amounts of future payments, if any; however, we do not expect any future payments to have a material impact on our earnings or financial condition.

We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were nominal for 2012, 2011 and 2010. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

Employees

Our worldwide workforce consisted of 9,077 full and part-time employees as of December 30, 2012. We believe that our relations with our employees are satisfactory.

At December 30, 2012, 91 employees at our Mountain Top, Pa., manufacturing facility, were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends June 1, 2015 and provides for guaranteed wage and benefit levels as well as employment security for union members. If a work stoppage were to occur, it could impact our ability to operate our Mountain Top facility. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.

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

Name	Age	Title
Mark S. Thompson	56	Chairman of the Board of Directors and Chief Executive Officer
Vijay Ullal *	54	President and Chief Operating Officer
Mark S. Frey	59	Executive Vice President, Chief Financial Officer and Treasurer
Justin Chiang	50	Executive Vice President and General Manager, Power Conversion, Industrial and Automotive Products Group
Paul D. Delva	50	Senior Vice President, General Counsel and Corporate Secretary
Kevin B. London	55	Senior Vice President, Human Resources and Administration
Robin A. Sawyer	45	Vice President, Corporate Controller

*Vijay Ullal, President and Chief Operating Officer (COO). Mr. Ullal joined Fairchild Semiconductor in September 2012 and is responsible for product lines, sales & marketing, manufacturing and technology development. Prior to joining Fairchild, Mr. Ullal was employed by Maxim Integrated Products, Inc., where he was Group President, Consumer & Automotive Solutions Group from 2007 to April 2012.

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

The address for our company website is http://www.fairchildsemi.com. We make available, free of charge, through our investor relations web site, our reports on Forms 10-K, 10-Q and 8-K, amendments to those reports, and other SEC filings, as soon as reasonably practicable after they are filed with the SEC. The address for our investor relations web site is http://investor.fairchildsemi.com (click on “All SEC filings”).

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

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is occasionally subject to double booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacture of products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower than expected demand. When we anticipate increasing demand in our markets, lower than anticipated demand may impact our customers’ target inventory levels. While we focused on reducing channel inventories during 2012; our current business forecasting is still qualified by the risk that our backlog may deteriorate as a result of customer cancellations.

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

We continue to implement cost reduction initiatives to keep pace with the evolving economic and competitive conditions. These actions include closing our four-inch manufacturing line in South Korea and converting to eight-inch wafers in Bucheon, South Korea and South Portland, Maine. Additionally, we initiated several insourcing programs to replace higher-cost outside subcontractors with internal manufacturing, we lowered our materials costs and implemented workforce reductions in an effort to simplify operations, improve productivity and reduce costs.

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

Our success is largely dependent upon our ability to innovate and create revenues from new product introductions. Failure to develop new technologies, or react to changes in existing technologies, could materially delay development of new products and lead to decreased revenues and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. Our financial performance depends on our ability to identify important new technology advances and to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. While new products often command higher prices and higher profit margins, we may not successfully identify new product opportunities and develop and bring new products to market or succeed in selling them for use in new customer applications in a timely and cost-effective manner. Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive. Many of our competitors are larger and more established companies with greater engineering and research and development resources than us. If we fail to identify a fundamental shift in technologies or in our product markets such failure could have material adverse effects on our competitive position within the industry. In addition, to remain competitive, we must continue our efforts to reduce die sizes, develop new packages and improve manufacturing yields. We cannot assure you that we can accomplish these goals.

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

If we provide revenue, margin or earnings per share guidance, it is generally based on certain assumptions we make concerning the health of the overall economy and our projections of future consumer and corporate spending. If our projections of these expenditures are inaccurate or based upon erroneous assumptions, our revenues, margins and earnings per share could be adversely affected. For example, beginning in the third quarter of 2011 and throughout much of 2012, we observed weakening order rates which we attributed to uncertainty and deterioration of global economic conditions. While order rates and profitability are showing early signs of improvement, we cannot be certain that a change in macroeconomic conditions will not have an adverse effect on our business.

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

Our manufacturing efficiency is an important factor in our profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. We are constantly looking for ways to expand capacity or improve efficiency at our manufacturing facilities. For example, we are in the final stages of expanding our facilities in South Korea to manufacture 8 inch wafers. As is common in the semiconductor industry, we may experience difficulty in completing transitions to new manufacturing processes at existing facilities. As a consequence, we have suffered delays in product deliveries or reduced yields in the past and may experience such delays again in the future.

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

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), requires the SEC to promulgate new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The new disclosure rules will take effect in May of 2014, one year after the promulgation of the SEC’s final rules. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products free of conflict minerals.

A significant portion of our sales are made to distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.

Distributors accounted for 62% of our net sales for the year ended December 30, 2012. Our top five distributors worldwide accounted for 22% of our net sales for the year ended December 30, 2012. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 77% of our revenues in 2012 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 9% of our revenue for the year ended December 30, 2012.

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

Our Korean sales are denominated primarily in U.S. dollars while a significant portion of our Korean operations’ costs of goods sold and operating expenses are denominated in South Korean won. Although we have taken steps to fix the costs subject to currency fluctuations and to balance won revenues and won costs as much as possible, a significant change in this balance, coupled with a significant change in the value of the won relative to the dollar, could have a material adverse effect on our financial performance and results of operations (see Item 7a, Quantitative and Qualitative Disclosures about Market Risk).

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

We are subject to fluctuations in the value of foreign and domestic currency and interest rates.

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks and to protect against reductions in the value and volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. These hedging programs may utilize certain derivative financial instruments. For example, we use a combination of currency forward and option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, Taiwanese dollar, British pound and the Euro. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 30, 2012, an adverse change (defined as a 20% unfavorable move in every currency where we have exposure) in the exchange rates of all currencies over the course of the year would have resulted in an adverse impact on income before taxes of approximately $15.5 million. While we have established hedging policies and procedures to monitor and prevent unauthorized trading and to maintain substantial balance between purchases and sales or future delivery obligations, we can provide no assurance, however, that these steps will detect and/or prevent all violations of such risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

In addition to our currency exposure, we have interest rate exposure with respect to our credit facility due to its variable pricing. For example, For the year ended 2012, a 50 basis point increase in interest rates would have resulted in increased annual interest expense of $1.4 million. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would have been offset by an increase in interest income of $1.5 million on the cash and investment balances during 2012. We do not currently hedge our interest rate exposure and we can provide no assurance that a sudden increase in interest rates would not have a material impact on our financial performance

We are subject to many environmental laws and regulations that could affect our operations or result in significant expenses.

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

At December 30, 2012 we had total debt of $250.1 million and the ratio of this debt to equity was approximately 0.2 to 1. As of December 30, 2012, our credit facility consists of a $400 million in a revolving line of credit. Adjusted for outstanding letters of credit, we had up to $148.4 million available under the revolving loan portion of the senior credit facility. In addition, there is a $150 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

•

limit, along with the financial and other restrictive covenants in our debt instruments, our ability to borrow additional funds, dispose of assets, repurchase stock or pay cash dividends. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of December 30, 2012, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

We have no unresolved comments from the Securities and Exchange Commission as of February 28, 2013.

ITEM 2.	PROPERTIES

We maintain manufacturing and office facilities around the world including the U.S., Asia and Europe. The following table provides information about these facilities at December 30, 2012.

Location	Owned	Leased	Use	Business Segment
Bucheon, South Korea	X		Manufacturing, office facilities and design center.	PCIA and SDT
Cebu, Philippines	X	X	Manufacturing, warehouse and office facilities.	MCCC, PCIA and SDT
Hwasung City, South Korea	X		Warehouse space.
Kowloon, Hong Kong		X	Office facilities.
Colorado Springs, Colorado		X	Office facilities and design center.	MCCC
Mountaintop, Pennsylvania	X		Manufacturing and office facilities.	MCCC and PCIA
Munich, Germany		X	Office facilities and design center.	PCIA
Oulu, Finland		X	Office facilities and design center.	MCCC
Penang, Malaysia	X	X	Manufacturing, warehouse and office facilities.	MCCC, PCIA and SDT
San Jose, California		X	Office facilities and design center.	MCCC and PCIA
Irvine, California		X	Office facilities and design center.	MCCC
Hayward, California			Office facilities and design center.	MCCC
Seoul, South Korea		X	Office facilities.
Shanghai, China		X	Office facilities and design center.
Bejing, China		X	Office facilities and design center.
Shenzen, China		X	Office facilities.
Singapore		X	Office facilities.
South Portland, Maine		X	Office facilities.
South Portland, Maine	X	X	Manufacturing, office facilities and design center.	MCCC, PCIA and SDT
Pune, India		X	Design center.	MCCC
Suzhou, China	X		Manufacturing, warehouse and office facilities.	MCCC, PCIA and SDT
Taipei, Taiwan		X	Office facilities, warehouse and design center.	PCIA
Tokyo, Japan		X	Office facilities.
West Jordan, Utah	X		Manufacturing and office facilities.	MCCC
Wooton-Bassett, England		X	Office facilities.

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

There are five outstanding proceedings with Power Integrations.

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

POWI 3: On November 4, 2009, Power Integrations filed a complaint for patent infringement against us and two of our subsidiaries in the United States District Court for the Northern District of California alleging that several of our products infringe three of Power Integrations’ patents. One of those patents has since been dropped from the case. We intend to put on a vigorous defense against these claims. In the same lawsuit we have filed counterclaims against Power Integrations, alleging Power Integrations’ products infringe certain claims of one of our patents. Trial is scheduled for February 2014.

POWI 4: On February 10, 2010 Fairchild and System General filed a lawsuit in Suzhou, China against four Power Integrations entities and seven vendors. The lawsuit claims that Power Integrations violates certain Fairchild/System General patents. Fairchild is seeking an injunction against the Power Integration products and over $17.0 million in damages. Hearings comparable to a trial in U.S. litigation were held in January, May and July 2012. In December of 2012, the Suzhou court ruled in favor of Power Integrations and denied our claims. We are appealing the trial court’s judgment to the appeals court in Nanjing, China.

POWI 5: On May 1, 2012, we sued Power Integrations in United States District Court for the District of Delaware. The lawsuit accuses Power Integration’s LinkSwitch-PH LED power conversion products of violating three of our patents. Power Integrations has counterclaimed against us asserting five Power Integrations patents. Trial is expected in 2014.

Other Legal Claims. From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

We analyze potential outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, we analyze such outcomes as loss contingencies, and divide them into three categories based on the possibility that the contingency will give rise to an actual loss. The first category represents contingencies for which we believe the possibility of a loss is remote. For contingencies in this category, we do not record a reserve or assess the range of possible losses. The second category represents contingencies for which losses are believed to be reasonably possible. For this category, we assess the range of possible losses but do not record a reserve. There are currently no contingencies in this category. The third category represents contingencies for which losses are believed to be probable. For this category, we determine the range of probable losses and record a reserve reflecting the best estimate within the range. For contingencies within this category, we currently believe the range of probable losses is approximately $14.0 million to $15.8 million. We believe the best estimate of losses within this range to be $14.1 million as of September 30, 2012 and have recorded this amount as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and resolving such claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period beginning September 30, 2012 and ending on December 30, 2012.

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

	High	Low
2012
Fourth Quarter (from October 1, 2012 to December 30, 2012)	$14.58	$11.30
Third Quarter (from July 2, 2012 to September 30, 2012)	$15.54	$12.53
Second Quarter (from April 2, 2012 to July 1, 2012)	$14.61	$12.41
First Quarter (from December 26, 2011 to April 1, 2012)	$15.88	$11.94

2011
Fourth Quarter (from September 26, 2011 to December 25, 2011)	$15.38	$10.40
Third Quarter (from June 27, 2011 to September 25, 2011)	$17.51	$11.76
Second Quarter (from March 28, 2011 to June 26, 2011)	$20.97	$15.41
First Quarter (from December 27, 2010 to March 27, 2011)	$19.65	$15.57

As of February 21, 2013 there were approximately 117 holders of record of our Common Stock. We have not paid dividends on our common stock in any of the years presented above. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make. See Item 7, Liquidity and Capital Resources and Note 7 to our Consolidated Financial Statements contained in Item 8 of this report, for further information about restrictions to our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Programs

The following table provides information about the number of stock options, deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs) outstanding and authorized for issuance under all equity compensation plans of the company on December 30, 2012. The notes under the table provide important additional information.

	Number of Shares of Common Stock Issuable Upon the Exercise of Outstanding Options, DSUs, RSUs and PUs (1)	Weighted-Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining Available for Future Issuance (Excluding Shares Underlying Outstanding Options, DSUs, RSUs and PUs) (3)
Equity compensation plans approved by stockholders (4)	7,056,374	$15.22	11,627,806
Equity compensation plans not approved by stockholders (5)	75,000	$17.86	0

Total	7,131,374	$15.32	11,627,806

(1)	Other than as described here, the company had no warrants or rights outstanding or available for issuance under any equity compensation plan at December 30, 2012.
(2)	Does not include shares subject to DSUs, RSUs or PUs, which do not have an exercise price.
(3)	Represents 1,346,249 shares under the 2000 Executive Stock Option Plan (2000 Executive Plan) and 10,281,557 shares under the Fairchild Semiconductor 2007 Stock Plan (2007 Stock Plan). There were no shares remaining available for future issuance under the Fairchild Semiconductor Stock Plan (Stock Plan) on December 30, 2012.

(4)	Shares issuable include 29,550 options under the 2000 Executive Plan, 1,269,542 options under the Stock Plan and 558,863 options, 349,596 DSUs, 4,265,896 RSUs, and 582,927 PUs under the 2007 Stock Plan.
(5)	Represents 75,000 options granted to Mr. Frey, in March 2006, as recruitment-related grants. This equity award was made under the NYSE exemption for employment inducement awards. The equity award is covered by a separate award agreement. The options vest in equal installments over the four-year period following their grant date, have an eight-year term and have an exercise price per share equal to the fair market value of the company’s common stock on the grant date.

The material terms of the 2000 Executive Plan, the Stock Plan and the 2007 Stock Plan are described in Note 8 to the company’s Consolidated Financial Statements contained in Item 8 of this report, and the three plans are included as exhibits to this report.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the fourth quarter of 2012. The following table provides information with respect to purchases made by the company of its own common stock during the fourth quarter of 2012.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 28, 2012	49,000	$11.56	—	—
October 29, 2012 - November 25, 2012	93,000	12.19	—	—
November 26, 2012 - December 30, 2012	13,000	12.79	—	—

Total	155,000	$12.04	—	—

Stockholder Return Performance

The following graph compares the change in total stockholder return on the company’s common stock against the total return of the Standard & Poor’s 500 Index and the Philadelphia Stock Exchange Semiconductor Index from December 28, 2007, the last day our common stock was traded on the New York Stock Exchange before the beginning of our fifth preceding fiscal year, to December 28, 2012, the last trading day in our fiscal year ended December 30, 2012. Total return to stockholders is measured by dividing the per-share price change for the period by the share price at the beginning of the period. The graph assumes that investments of $100 were made on December 28, 2007 in our common stock and in each of the indexes.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data as of December 30, 2012 and December 25, 2011 and for the years ended December 30, 2012, December 25, 2011, and December 26, 2010 are derived from our audited Consolidated Financial Statements, contained in Item 8 of this report. The historical consolidated financial data as of December 26, 2010, December 27, 2009 and December 28, 2008 and for the years ended December 28, 2008 and December 27, 2009 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The results for the year ended December 30, 2012 consist of 53 weeks. The results for the years ended December 25, 2011, December 26, 2010, December 27, 2009, and December 28, 2008 each consist of 52 weeks.

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$1,405.9	$1,588.8	$1,599.7	$1,187.5	$1,574.2
Total gross margin	442.0	559.2	563.0	290.3	455.4
% of total revenue	31.4%	35.2%	35.2%	24.4%	28.9%
Net income (loss)	24.6	145.5	153.2	(60.2)	(167.4)
Net income (loss) per common share:
Basic	$0.19	$1.15	$1.23	$(0.49)	$(1.35)
Diluted	$0.19	$1.12	$1.20	$(0.49)	$(1.35)
Consolidated Balance Sheet Data (End of Period):
Inventories	$236.7	$234.2	$232.7	$189.5	$231.0
Total assets	1,883.9	1,936.9	1,849.1	1,762.4	1,849.8
Current portion of long-term debt	0.0	0.0	3.8	5.3	5.3
Long-term debt, less current portion	250.1	300.1	316.9	466.9	529.9
Stockholders’ equity	1,367.1	1,322.2	1,176.3	1,026.6	1,057.1
Other Financial Data:
Research and development	$156.9	$153.4	$120.2	$99.7	$112.9
Depreciation and other amortization	135.3	150.5	156.3	160.4	114.5
Amortization of acquisition-related intangibles	18.2	19.7	22.4	22.3	22.1
Net interest expense	5.6	4.6	7.2	18.0	22.3
Capital expenditures	151.9	186.4	158.0	59.8	168.7
Adjusted net income	70.5	169.7	193.2	1.2	86.4
Adjusted gross margin	442.0	561.4	565.7	299.5	455.4
% of total revenue	31.4%	35.3%	35.4%	25.2%	28.9%
Free cash flow	31.3	82.1	174.5	128.6	16.7

We did not pay cash dividends on our common stock in any of the years presented above.

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
Reconciliation of Net Income (Loss) to Adjusted Net Income
Net Income (Loss)	$24.6	$145.5	$153.2	$(60.2)	$(167.4)
Adjustments to reconcile net income (loss) to adjusted net income:
Restructuring and impairments, net	14.1	2.8	7.0	27.9	29.2
VAT expense on internal IP sale	2.1	—	—	—	—
Impairment (gain) on equity investment	—	—	—	2.1	—
Gain associated with debt buyback	—	—	—	(2.0)	—
Accelerated depreciation on assets related to fab closure	—	0.7	2.9	8.8	—
Write-off of deferred financing fees	—	2.1	2.1	—	—
Inventory write-off associated with fab closure	—	(0.2)	(0.2)	0.4	—
Charge (release) for litigation	1.3	—	8.0	6.0	(3.3)
Realized loss on sale of securities	12.9	—	—	—	—
Impairment of investments	—	—	—	—	19.0
Costs associated with the redemption of convertible debt	—	—	—	—	0.4
Goodwill impairment charge	—	—	—	—	203.3
Change in retirement plans	—	2.7	—	—	—
Amortization of acquisition-related intangibles	18.2	19.7	22.4	22.3	22.1
Less associated tax effects of the above and other acquistion-related intangibles	(2.7)	(3.6)	(2.2)	(4.1)	(14.4)
Tax benefits from finalized tax filings and positions	—	—	—	—	(2.5)

Adjusted Net Income	$70.5	$169.7	$193.2	$1.2	$86.4

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$442.0	$559.2	$563.0	$290.3	$455.4
Adjustments to reconcile gross margin to adjusted gross margin:
Change in retirement plans	—	1.7
Accelerated depreciation on assets related to fab closure	—	0.7	2.9	8.8	—
Inventory write-off associated with fab closure	—	(0.2)	(0.2)	0.4	—

Adjusted gross margin	$442.0	$561.4	$565.7	$299.5	$455.4

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
Reconciliation of R&D and SG&A to Adjusted R&D and SG&A
R&D and SG&A	$363.7	$371.8	$341.0	$279.0	$330.6
Adjustments to reconcile R&D and SG&A to adjusted R&D and SG&A:
Change in retirement plans	—	(1.0)	—	—	—

Adjusted R&D and SG&A	$363.7	$370.8	$341.0	$279.0	$330.6

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$183.2	$268.5	$332.5	$188.4	$185.4
Capital Expeditures	151.9	186.4	158.0	59.8	168.7

Free Cash Flow	$31.3	$82.1	$174.5	$128.6	$16.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Fairchild is well positioned to capitalize on the growth in mobile wireless technologies and the drive for greater efficiency in industrial, appliance, automotive and solar end markets. We have invested heavily in our mobile business over the last five years and have introduced a wide range of fast growing new products and a number of innovative application specific solutions that solve unique customer requirements. We believe our broad portfolio of innovative products coupled with our world class supply chain drive growth. We entered 2012 with the best pipeline of new products in our history. We have numerous design wins in our mobile business and we are also gaining traction in the mid-voltage market.

In 2012, we invested in our business to upgrade technologies, acquire new capabilities, and to fund R&D. Capital spending included significant investments in 8 inch wafer fab capacity. We expect the transition to 8 inch wafer will enable lower costs and improved margins for years to come.

In addition to investing in the business, we also repurchased more than a million shares of our own stock, grew our net cash position and reduced our debt, ending the year with the lowest debt level in the history of the company. We believe Fairchild is in a strong position to take advantage of anticipated improvements in demand in 2013.

We strive to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. While our goal is to manage our production output to maintain channel inventories within a target range of 7 to 9 weeks, at the end of the fourth quarter, our channel inventories were at 9.5 weeks after adjusting for end of life inventory. This was an improvement of 2.5 weeks over the end of 2011 as we focused on reducing channel inventories this year. At the end of the fourth quarter of 2012 internal inventories were at $236.7 million, an increase of only $2.5 million over the end of 2011.

The Mobile, Computing, Consumer and Communication (MCCC) group’s main focus is to supply the mobile, computing, consumer and communication end market segments with innovative power and signal path solutions including our low voltage metal oxide semiconductor field effect transistors (MOSFETs), Power Management integrated circuits (IC’s), Mixed Signal Analog and Logic products. We seek to deliver exceptional product performance by optimizing silicon processes and application specific design to satisfy specific requirements for our customers. This enables us to deliver solutions with greater energy efficiency in a smaller footprint than is commonly available. We expect a steady acceleration of new product sales especially for solutions addressing the smart phone and ultraportable market.

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

Our fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week is included is the first quarter of the year. Our results for the year ended December 30, 2012 consists of 53 weeks while the results for the years ended December 25, 2011 and December 26, 2010 each consist of 52 weeks.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our audited consolidated financial statements as well as certain unaudited non-GAAP financial measures.

	Year Ended
	December 30, 2012		December 25, 2011		December 26, 2010
	(Dollars in millions)
Total revenues	$1,405.9	100.0%	$1,588.8	100.0%	$1,599.7	100.0%
Gross margin	442.0	31.4%	559.2	35.2%	563.0	35.2%

Operating Expenses:
Research and development	156.9	11.2%	153.4	9.7%	120.2	7.5%
Selling, general and administrative	206.8	14.7%	218.4	13.7%	220.8	13.8%
Amortization of acquisition-related intangibles	18.2	1.3%	19.7	1.2%	22.4	1.4%
Restructuring and impairments	14.1	1.0%	2.8	0.2%	7.0	0.4%
Charge for litigation	1.3	0.1%	—	0.0%	8.0	0.5%

Total operating expenses	397.3	28.3%	394.3	24.8%	378.4	23.7%

Operating income	44.7	3.2%	164.9	10.4%	184.6	11.5%

Realized loss on sale of securities	12.9	0.9%	0.0	0.0%	0.0	0.0%
Other expense, net	8.1	0.6%	7.2	0.5%	9.9	0.6%

Income (loss) before income taxes	23.7	1.7%	157.7	9.9%	174.7	10.9%

Provision (benefit) for income taxes	(0.9)	-0.1%	12.2	0.8%	21.5	1.3%

Net income	$24.6	1.7%	$145.5	9.2%	$153.2	9.6%

Unaudited NonGAAP Measures
Adjusted net income	$70.5		$169.7		$193.2
Adjusted Gross margin	442.0	31.4%	561.4	35.3%	565.7	35.4%
Adjusted R&D and SG&A	363.7		370.8		341.0
Free Cash Flow	31.3		82.1		174.5

Year Ended December 30, 2012 Compared to Year Ended December 25, 2011

Total Revenues

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Total revenues	$1,405.9	$1,588.8	$(182.9)	-11.5%

Revenue in 2012 included $8.5 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from the Thailand floods in the fourth quarter of 2011. Revenue decreased in 2012 when compared to 2011, despite an extra week in 2012. The decrease in revenue was driven primarily by a decrease in average selling price, with decreases in unit volumes sold contributing an additional 1% of the change.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for 2012 and 2011.

	Year Ended
	December 30, 2012	December 25, 2011
United States	9%	10%
Other Americas	2	2
Europe	13	13
China	35	33
Taiwan	14	14
Korea	9	11
Other Asia/Pacific	18	17

Total	100%	100%

The increase in Other Asia/Pacific revenue was due to continued strong demand for mobile products including smart phones and tablets. There was also a shift in sales to a major customer from their Korea location to an Other Asia/Pacific location, which decreased our Korea sales and also contributed to the increase in Other Asia Pacific. The increase in China revenue was driven by growth in automotive sales as well as strong demand for mobile products. All other locations had minimal percentage changes.

Gross Margin

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Gross Margin $	$442.0	$559.2	$(117.2)	-21.0%
Gross Margin %	31.4%	35.2%	—	—

Effective the first day of 2012, expected asset lives and amortization schedules for certain factory equipment was adjusted to better reflect actual performance of the tools, favorably impacting gross margin by approximately $17.2 million in 2012 when compared to depreciation expense under the previous useful life policy. In addition, we reassessed the lives of our molds and tooling equipment which caused an increase in depreciation expense of $0.7 million in 2012 when compared to depreciation expense under the previous useful life policies.

The net favorable impact to gross margin was offset by decreased revenue and higher unit costs of inventory due to lower production rates in 2012. Increased expenses from 8-inch conversion costs and 8-inch start up costs, higher inventory write downs in 2012, unfavorable foreign exchange impacts from the strengthening of the Korean Won and Malaysian Ringgit, increased depreciation expenses from 2011 capital expenditures, and increased payroll costs from 2012 annual merit increases also contributed to the increase in costs of sales and decrease in gross margin. These additional costs were partially offset by reduced variable compensation in 2012 as we did not meet our targets. These changes resulted in a net overall decrease in gross margin for 2012 as compared to 2011.

Adjusted Gross Margin

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted Gross Margin $	$442.0	$561.4	$(119.4)	-21.3%
Adjusted Gross Margin %	31.4%	35.3%	—	0.1%

Adjusted gross margin dollars decreased when compared to 2011 for the same reasons listed above. Adjusted gross margin for 2011 does not include the accelerated depreciation and inventory write-offs due to the previously planned closure of the Mountaintop facility and the expense associated with a change in retirement plans at two of our Asian locations. There were no adjustments to 2012 gross margin. See reconciliation of gross margin to adjusted gross margin in Item 6.

Operating Expenses

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Research and development	$156.9	$153.4	$3.5	2.3%
Selling, general and administrative	$206.8	$218.4	$(11.6)	-5.3%

Operating expenses included an additional week of costs in 2012 as compared to 2011. Overall R&D expenses increased slightly in 2012 when compared to 2011. Increases in R&D project spending were partially offset by decreases in variable compensation as we did not meet the associated targets for 2012. Selling and general and administration expenses (SG&A) expense decreased in 2012 when compared to 2011 driven primarily by decreases in variable compensation and equity compensation as we did not meet our performance targets for 2012.

Adjusted Operating Expenses

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted R&D and SG&A	$363.7	$370.8	$(7.1)	-1.9%

Adjusted operating expenses increased for the same reasons listed above. 2011 Adjusted operating expenses do not include the expense associated with a change in retirement plans at two of our Asian locations. There were no adjustments to 2012 R&D and SG&A.

Restructuring and Impairments

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Restructuring and impairments	$14.1	$2.8	$11.3	403.6%

During 2012, we recorded restructuring and impairment charges, net of releases, totaling $14.1 million. The charges included $12.5 million in employee separation costs and $0.4 million in facility closure costs and $0.6 million in lease termination costs, all associated with the 2012 Infrastructure Realignment Program. In addition during 2012, we recorded $1.0 million in employee separation costs, $0.4 million in reserve releases, and $0.1 million in asset impairment charges associated with the 2011 Infrastructure Realignment Program. We also recognized $0.1 million in reserve releases in 2012 associated with the 2010 Infrastructure Realignment Program.

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

The 2009 Infrastructure Realignment Program includes costs associated with the previously planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy. The consolidation of the South Korea fabrication processes was completed in 2011

Charge for Litigation In 2012, we increased our reserves for potential litigation outcomes by $1.0 million as a result of the ongoing developments in the POWI 2 litigation. In addition, we accrued $0.3 million for an unrelated legal settlement.

Realized Loss on Sale of Securities In 2012, we sold our auction rate security portfolio for $23.3 million and incurred a realized loss of approximately $12.9 million on the sale.

Other Expense, net The following table presents a summary of Other expense, net for 2012 and 2011, respectively.

	Year Ended
	December 30, 2012	December 25, 2011
	(In millions)
Interest expense	$7.6	$7.3
Interest income	(2.0)	(2.7)
Other (income) expense, net	2.5	2.6

Other expense, net	$8.1	$7.2

Interest expense Interest expense in 2012 increased $0.3 million as compared to 2011, primarily due to higher net interest rates.

Interest income Interest income in 2012 decreased $0.7 million as compared to 2011, primarily driven by the loss of interest income on our auction rate security portfolio and slightly lower cash and investment balances.

Income Taxes

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Income before income taxes	$23.7	$157.7	$(134.0)	-85.0%
Provision for income taxes	$(0.9)	$12.2	$(13.1)	-107.4%

The effective tax rate for 2012 was (3.8)% compared to 7.7% for 2011. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates and foreign currency revaluations of tax assets and liabilities. In 2012, the valuation allowance on the company’s deferred tax assets decreased by $16.6 million as deferred tax assets decreased due to the expiration of credit carryforwards and adjustments to other comprehensive income. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the FASB Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of December 30, 2012, we have recorded a deferred tax liability of $1.8 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Free Cash Flow	$31.3	$82.1	$(50.8)	-61.9%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free Cash flow decreased in 2012 as a result of decreased cash provided by operating activities primarily driven by reduced net income. This was partially offset by a decrease in capital expenditures of $34.5 million. See Free Cash Flow reconciliation in Item 6.

Reportable Segments The following table represents comparative disclosures of revenue and gross margin of our reportable segments.

	Year Ended
	December, 30 2012				December 25, 2011
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$570.2	40.5%	37.7%	$103.5	$579.1	36.5%	37.2%	$100.4
PCIA	694.0	49.4%	29.4%	120.2	807.4	50.8%	36.7%	211.9
SDT	141.7	10.1%	19.0%	18.6	202.3	12.7%	26.8%	46.3
Corporate (1)	0.0	0.0%	0.0%	(197.6)	—	0.0%	0.0%	(193.7)

Total	$1,405.9	100.0%	31.4%	$44.7	$1,588.8	100.0%	35.2%	$164.9

(1)

In 2012, Corporate includes $22.6 million of stock-based compensation expense, $14.1 million of restructuring and impairments expense, $1.3 million of litigation costs, $159.8 million of SG&A expenses,

and $0.2 million of other costs. In 2011, Corporate includes $24.8 million of stock-based compensation expense, $2.8 million of restructuring and impairments expense, $3.3 million of other costs which consist of expenses associated with a change to defined contribution plans in Korea and Japan and accelerated depreciation related to the previously planned closure of the Mountaintop facility, and $162.8 of SG&A expenses.

MCCC

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$570.2	$579.1	$(8.9)	-1.5%
Gross Margin $	$214.9	$215.2	$(0.3)	-0.1%
Gross Margin %	37.7%	37.2%		0.5%
Operating Income	$103.5	$100.4	$3.1	3.1%

MCCC’s 2012 revenue was slightly lower when compared to 2011 due to a decline in average selling prices which was attributable to competitive pricing pressure on existing products, offset slightly by increased prices on newly introduced products. The decline in overall average selling prices was offset by increased unit sales on mobile products in 2012. Gross margin dollars were flat when compared to 2011, while gross margin percent improved slightly. Improvement in gross margin percent was driven by reduced variable compensation as well as cost savings programs in the low voltage group. These improvements were offset in part by higher inventory reserves and increased subcontractor qualification costs for mobile products.

MCCC operating income increased slightly in 2012 as compared to 2011 as a result of reduced variable compensation expense and lower general and administrative expense (G&A) even with an additional week of costs during 2012. These decreases were offset in part by additional R&D investment in our mobile business.

PCIA

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$694.0	$807.4	$(113.4)	-14.0%
Gross Margin $	$204.2	$296.4	$(92.2)	-31.1%
Gross Margin %	29.4%	36.7%		-7.3%
Operating Income	$120.2	$211.9	$(91.7)	-43.3%

PCIA revenue in 2012 included $8.5 million of insurance proceeds related to the business interruption claims for the company’s optoelectronics supply issues resulting from flooding in Thailand in the fourth quarter of 2011. The 14% revenue decrease in 2012 as compared to 2011 was driven by a 7% decrease in average selling prices and a 7% decrease in overall unit sales. The decrease in average selling prices and units was primarily driven by our high voltage group and was attributable to reduced market demand for these products and efforts to reduce channel inventory. The decreased revenue from high voltage products was mitigated in part by increased revenue for our automotive and power conversion products. Favorable gross margin impacts in 2012 from lower variable compensation were offset by decreased high voltage revenue, increased 8 inch conversion costs, and unfavorable foreign exchange impacts in 2012.

Lower operating income was mainly due to decreased gross margin as well as increased R&D expense in high voltage and auto product lines. In addition, operating expenses included an additional week of costs in 2012 as compared to 2011. These increases were offset in part by lower selling, general and administrative expenses (SG&A) and reduced variable compensation expenses.

SDT

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$141.7	$202.3	$(60.6)	-30.0%
Gross Margin $	$26.9	$54.3	$(27.4)	-50.5%
Gross Margin %	19.0%	26.8%		-7.8%
Operating Income	$18.6	$46.3	$(27.7)	-59.8%

SDT revenue in 2012 decreased as compared to 2011 as a result of strategic efforts to eliminate lower margin products and also reduced overall market demand. Lower average selling prices also contributed to the decrease in SDT revenue as compared to 2011. Lower gross margin was due to lower revenue and higher overhead costs.

The decrease in operating income was primarily due to lower gross margin. R&D and sales and marketing expenses were also higher in 2012 as a result of increased investment in R&D and sales and marketing. In addition operating expenses included an additional week of costs in 2012 as compared to 2011. This increase was offset in part by reduced variable compensation costs.

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

The 2009 Infrastructure Realignment Program includes costs associated with the previously planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy. The consolidation of the South Korea fabrication processes was completed in 2011

Charge for Litigation In 2010, we increased our reserves for potential litigation outcomes by $8.0 million as a result of the willfulness ruling in the POW1 litigation.

Other Expense, net The following table presents a summary of Other expense, net for 2011 and 2010, respectively.

	Year Ended
	December 25, 2011	December 26, 2010
	(In millions)
Interest expense	$7.3	$10.0
Interest income	(2.7)	(2.8)
Other (income) expense, net	2.6	2.7

Other expense, net	$7.2	$9.9

Interest expense Interest expense in 2011 decreased $2.7 million as compared to 2010, primarily due to lower interest rates on outstanding debt and lower debt balances.

Interest income Interest income in 2011 decreased $0.1 million as compared to 2010, as a result of slightly lower rates of return.

Income Taxes

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Income (loss) before income taxes	$157.7	$174.7	$(17.0)	-9.7%
Provision for income taxes	$12.2	$21.5	$(9.3)	-43.3%

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

Reportable Segments The following table represents comparative disclosures of revenue and gross margin of our reportable segments.

	Year Ended
	December 25, 2011				December 26, 2010
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$579.1	36.4%	37.2%	$100.4	$585.5	36.6%	40.5%	$141.3
PCIA	807.4	50.8%	36.7%	211.9	765.4	47.8%	36.7%	205.6
SDT	202.3	12.7%	26.8%	46.3	248.8	15.6%	23.1%	50.0
Corporate (1)	—	0.0%	0.0%	(193.7)	—	0.0%	0.0%	(212.3)

Total	$1,588.8	100.0%	35.2%	$164.9	$1,599.7	100.0%	35.2%	$184.6

(1)	In 2011, Corporate includes $24.8 million of stock-based compensation expense, $2.8 million of restructuring and impairments expense, $3.3 million of other costs which consist of expenses associated with a change to defined contribution plans in Korea and Japan and accelerated depreciation related to the previously planned closure of the Mountaintop facility, and $162.8 of SG&A expenses. In 2010, Corporate includes $20.9 million of stock-based compensation expense, $7.0 million of restructuring and impairments expense, $8.0 million of litigation charges, $7.1 million of other costs which consist primarily of accelerated depreciation related to the previously planned closure of the Mountaintop facility and the eight inch conversion process at the Salt Lake facility, and $169.3 of SG&A expenses.

MCCC

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$579.1	$585.5	$(6.4)	-1.1%
Gross Margin $	$215.1	$237.1	$(22.0)	-9.3%
Gross Margin %	37.1%	40.5%		-3.4%
Operating Income	$100.4	$141.2	$(40.8)	-28.9%

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

PCIA

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$807.4	$765.4	$42.0	5.5%
Gross Margin $	$296.4	$281.0	$15.4	5.5%
Gross Margin %	36.7%	36.7%		0.0%
Operating Income	$211.9	$205.6	$6.3	3.1%

PCIA’s revenue was higher in the auto and high voltage product lines driven by higher average selling prices and sales of our smart power modules, high voltage MOSFETS, IGBT’s, and continued demand for our electronic power steering modules, and ignition IGBT products. The increased revenue in the auto and high voltage groups was offset by a decrease in power conversion revenues from weakness in the consumer electronics market. Higher gross margin dollars were driven by increased revenue and improved product mix. However this was offset by higher material costs, 8-inch conversion costs, and an unfavorable impact from a strengthening of the Korean Won and the Taiwan Dollar resulting in a flat gross margin percent from 2010 to 2011.

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

SDT

	Year Ended
	December 25, 2011	December 26, 2010	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$202.3	$248.8	$(46.5)	-18.7%
Gross Margin $	$54.3	$57.4	$(3.1)	-5.4%
Gross Margin %	26.8%	23.1%		3.8%
Operating Income	$46.3	$50.1	$(3.8)	-7.6%

An increase in average selling prices for SDT was offset by a decrease in the numbers of units sold as we strategically target a richer portfolio of products with higher selling prices. The increase gross margin percent was driven by improved product mix and pricing actions taken to reduce our mix of low-margin, mature logic product.

SDT’s decrease in operating income was due primarily to lower gross margin dollars. Operating expenses were also up slightly in the 2011 resulting from higher R&D expense and sales and marketing expenses.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and revolving credit facility.

The Credit Facility consists of a $400.0 million revolving loan agreement, of which $250.0 million was drawn as of December 30, 2012. The Credit Facility imposes various restrictions upon us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. It also includes restrictive covenants that limit our ability to consolidate, merge or enter into acquisitions, create liens, pay dividends or make similar restricted payments, sell assets, invest in capital expenditures and incur indebtedness. The Credit Facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the Credit Facility also require the company’s financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 3.25 to 1.0. It defines the interest coverage ratio as the ratio of the cumulative four quarter trailing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated cash interest expense and defines the maximum leverage ratio as the ratio of total consolidated debt to the cumulative four quarter trailing consolidated EBITDA. Consolidated EBITDA, as defined by the credit agreement excludes restructuring, non-cash equity compensation and certain other adjustments.

At December 30, 2012, we were in compliance with these covenants and we expect to remain in compliance. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

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

While our Credit Facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our Credit Facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In 2012, we incurred capital expenditures of $151.9 million

At December 30, 2012, under our Credit Facility, we have borrowing capacity of $150.0 million for working capital and general corporate purposes, including acquisitions. There are also outstanding letters of credit under the Credit Facility totaling $1.6 million. These outstanding letters of credit reduce the amount available under the Credit Facility to $148.4 million. We had additional outstanding letters of credit of $1.9 million that do not fall under the Credit Facility. We also had $3.8 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility. Borrowings under the Credit Facility are secured by a pledge of common stock of the company’s first tier domestic subsidiaries and 65% of the stock of the company’s first tier foreign subsidiaries. The payment of principal and interest on the Credit Facility is fully and unconditionally guaranteed by Fairchild Semiconductor International, Inc. and each of its domestic subsidiaries.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. Additional borrowing or equity investment may be required to fund future acquisitions. The sale of additional equity securities could result in additional dilution to our stockholders.

As of December 30, 2012, we had $3.0 million of net unrecognized tax benefits recorded in non-current taxes payable. As of December 25, 2011, we had $2.8 million of net unrecognized tax benefits recorded in current taxes payable. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

As of December 30, 2012, our cash, cash equivalents and short-term and long-term securities were $408.6 million, a decrease of $47.2 million from December 25, 2011. $192.9 million of the cash and cash equivalents balance is located in the United States.

During 2012, our cash provided by operating activities was $183.2 million compared to $268.5 million in 2011. The following table presents a summary of net cash provided by operating activities during 2012 and 2011, respectively.

	Year Ended
	December 30, 2012	December 25, 2011
	(In millions)
Net income	$24.6	$145.5
Depreciation and amortization	135.3	150.5
Non-cash stock-based compensation	22.6	24.8
Non-cash realized loss on sale of investments	12.9	—
Non-cash restructuring	0.1	—
Deferred income taxes, net	(11.2)	(12.5)
Other, net	2.5	4.4
Change in other working capital accounts	(3.6)	(44.2)

Net cash provided by operating activities	$183.2	$268.5

Cash provided by operating activities in 2012 decreased by $85.3 million compared to 2011 primarily due to a decrease net income which was partially offset by favorable changes is other working capital accounts.

Cash used in investing activities during 2012 totaled $131.0 million compared to $206.4 million in 2011. The higher level of cash used in 2011 was driven by higher capital expenditures and the TranSiC acquisition of $16.5 million. There were no corresponding acquisitions in 2012. Capital expenditures were $151.9 million in 2012 compared to $186.4 million in 2011. The 2011 capital expenditures were primarily related to 8 inch conversion projects in for our Salt Lake and Korean wafer manufacturing facilities.

Cash used in financing activities totaled $69.6 million in 2012 as compared to $43.4 million in 2011. The increase in cash used in 2012 was driven by a larger repayment of debt and decreased proceeds from the exercise of stock options offset partially by a reduced amount of treasury shares purchased as shown in the table below.

	Year Ended
	December 30, 2012	December 25, 2011
	(In millions)
Cash flows from financing activities
Repayment of long term debt	(50.0)	(320.6)
Issuance of long term debt	—	300.0
Proceeds from issuance of common stock and from exercise of stock options	5.0	35.5
Purchase of treasury stock	(13.9)	(42.3)
Shares withheld for employee taxes	(10.7)	(10.8)
Other	—	(5.2)

Net cash used in financing activites	$(69.6)	$(43.4)

The table below summarizes our significant contractual obligations as of December 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt Obligations - Principle	$250.0		$250.0
Debt Obligations - Interest (1)	17.3	5.2	12.1
Operating Lease Obligations (2)	48.7	17.4	25.2	5.6	0.5
Letters of Credit	3.5	3.5
Capital Purchase Obligations (3)	10.2	10.2
Other Purchase Obligations and Commitments (4)	29.2	18.1	5.6	1.8	3.7
Royalty Obligations	4.2	0.8	1.7	1.7
Executive Compensation Agreements	3.0	0.1	0.3	0.3	2.3

Total (5)	$366.1	$55.3	$294.9	$9.4	$6.5

(1)	Interest rate on debt is variable. Interest payments were estimated using the 2% interest rate in effect currently (see Item 8, Note 7 for additional information
(2)	Represents future minimum lease payments under noncancelable operating leases.
(3)	Capital purchase obligations represent commitments for purchase of plant and equipment. They are not recorded as liabilities on our balance sheet as of December 30, 2012, as we have not yet received the related goods or taken title to the property.
(4)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.
(5)	We had $3.0 million of unrecognized tax benefits at December 30, 2012. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time. In addition the total does not include any contractual obligations recorded on the balance sheet as current liabilities other than certain purchase obligations as discussed below.

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

We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant at December 30, 2012 and the contracts generally contain clauses allowing for cancellation without significant penalty.

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

Revenue Recognition and Sales Reserves No revenue is recognized unless there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, delivery has occurred and collectability of the sales price is reasonably assured. Revenue from the sale of semiconductor products is recognized when title and risk of loss transfers to the customer, which is generally when the product is received by the customer. In some cases, title and risk of loss do not pass to the customer when the product is received by them. In these cases, we recognize revenue at the time when title and risk of loss is transferred, assuming all other revenue recognition criteria have been satisfied. These cases include several inventory locations where we manage consigned inventory for our customers, some of which is at customer facilities. In such cases, revenue is not recognized when products are received at these locations; rather, revenue is recognized when customers take the inventory from the location for their use. Shipping costs billed to our customers are included within revenue with associated costs classified in cost of goods sold.

Approximately 62 % of our revenue in 2012 is generated through sales to distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. We have agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue based upon historical activity and our expectation of future activity. We also have volume based incentives with certain distributors to encourage stronger resales of our products. Reserves are recorded as a reduction to revenue as they are earned by the distributor. Our policy is to use both a three to six month rolling historical experience rate as well as a prospective view of products in the distributor channel for distributors who participate in an incentive program in order to estimate the necessary allowance to be recorded. In addition, the products sold by us are subject to a limited product quality warranty. We accrue for estimated incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. The standard limited warranty period is one year. Quality returns are accounted for as a reduction of revenue. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

Inventory Valuation In determining the net realizable value of our inventories, we review the valuations of inventory considered excessively old, and therefore subject to, obsolescence and inventory in excess of customer backlog and historical rates of demand. We also value inventory at the lower of cost or market. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory.

Fair Value of Financial Instrument Securities and derivatives are financial instruments that are recorded at fair value on a recurring basis. The Fair Value Measurements and Disclosures Topic of the FASB ASC, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date.

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

It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurements are based on models that use primarily market based parameters including interest rate yield curves, option volatilities, and currency rates. In certain cases where market rate assumptions are not available, we are required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. The only financial instruments which have not been classified as either Level 1 or Level 2 are auction rate securities. All auction rate securities were sold in the fourth quarter of 2012. In the past, there was insufficient demand for these types of investments and as a result the investments were not considered liquid. Since observable market prices and parameters were not available in previous years for the auction rate securities, judgment was required to estimate fair value. A discounted cash flow (DCF) calculation was used to determine the estimated fair value. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considered the reduced liquidity for auction rate securities. The primary unobservable input to the valuation was the maturity assumption which ranged from six to twelve years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security. The results of these fair value calculations were imprecise. The actual sale was for 90% of the third quarter fair value estimate.

At December 30, 2012 approximately 0.6% of total assets, or $10.6 million, consisted of financial instruments recorded at fair value on a recurring basis. None of these assets were classified as Level 3 assets. Approximately, 0.2% of total liabilities or $0.9 million consisted of financial liabilities recorded at fair value.

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

Impairment of Long-Lived Assets We assess the impairment of long-lived assets, including goodwill, on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill is also subject to an annual impairment test, or more frequently, if indicators of potential impairment arise. During 2011, we adopted Accounting Standards Update (ASU) 2011-08, Intangibles—Goodwill and Other—Testing Goodwill for Impairment. ASU 2011-08 intends to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under ASU 350, Intangibles Goodwill and Other. We performed the qualitative analysis in both 2011 and 2012 and concluded in both years that our reporting units would not be subject to the two-step goodwill impairment test.

When the two-step impairment test is performed, the fair value of our reporting units is determined using a combination of the income approach, which estimates the fair value of our reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based on comparable market multiples. The comparable companies are primarily the major competitors listed in Item 1 of this report. As part of the market multiple analysis, a control premium is also factored in. The control premiums from our last two-step impairment test ranged from 0 % to 40 % based on the reporting unit. The discount rates utilized in the discounted cash flows ranged from approximately 12% to 16.5%, reflecting market based estimates of capital costs and discount rates adjusted for a market participants view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The average fair value is reconciled to our market capitalization with an appropriate control premium.

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

In 2012, 2011 and 2010, there were no goodwill impairments and the fair values of the reporting units with goodwill were substantially in excess of book values.

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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. There were no trigger events in 2012 or 2011 that caused us to evaluate our other long lived assets for impairment.

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

Valuation allowances have been established for deferred tax assets, which we believe do not meet the “more likely than not” criteria established by the Income Tax topic of the ASC. In 2005, we established a full valuation allowance against our net U.S. deferred tax assets excluding certain deferred tax liabilities related to indefinite-lived goodwill. We recorded a valuation allowance in 2005 and continue to carry the valuation allowance in 2012 as our trend of positive evidence does not currently support such a release. In 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $24.8 million relating to our Malaysian cumulative reinvestment allowance and manufacturing incentives. In 2012 the deferred tax asset increased to $35.3 million. Based on an update of the jurisdictional financial history and current forecast in 2009, it was management’s belief that we did meet the standard of “more likely than not” that is required for measuring the likelihood of a realization of net deferred tax assets which was reflected in a partial release of the valuation allowance in the amount of $1.6 million. Based on an update of the jurisdictional forecast in 2011 and 2012 the partial release of the valuation was increased by $3.4 million and $1.3 million respectively. The 2012 ending valuation allowance was $29.1 million. We will continue to evaluate book and taxable income trends, and their impact on the amount and timing of valuation allowance adjustments.

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

Loss Contingencies The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. The Contingency topic of the ASC requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We regularly evaluate current information available to us to determine whether such accruals should be adjusted. Changes in our evaluation could materially impact our financial position or our results of operations.

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

Status of First Quarter Business

We expect sales to be in the range of $330 to $350 million for the first quarter. Our current scheduled backlog is nearly sufficient to achieve the low end of this range. We expect adjusted gross margin to be 29% plus or minus 50 basis points due primarily to lower factory loadings and incrementally higher start up costs at our 8 inch wafer fab in Korea. We anticipate R&D and SG&A spending to be in the range of $90 to $93 million as we begin accruing again for variable compensation and increased payroll related taxes. The adjusted tax rate is forecast at 15 percent plus or minus 3 percentage points for the quarter. In accordance with our policy on disclosure described above we are not assuming any obligation to update this information, although we may choose to do so before we announce first quarter results.

Recently Issued Financial Accounting Standards

There were no new standards issued in 2012 that had an impact on our financials or disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 30, 2012. Actual results may differ materially.

We use a combination of currency forward and option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, Taiwanese dollar, British pound and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 30, 2012, an adverse change (defined as a 20% unfavorable move in every currency where we have exposure) in the exchange rates of all currencies over the course of the year would have resulted in an adverse impact on income before taxes of approximately $15.5 million.

We have interest rate exposure with respect to our credit facility due to its variable pricing. For the year ended 2012, a 50 basis point increase in interest rates would have resulted in increased annual interest expense of $1.4 million. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would have been offset by an increase in interest income of $1.5 million on the cash and investment balances during 2012.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 30, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(b) of the 2012 Form 10-K. We also have audited Fairchild Semiconductor International, Inc.’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fairchild Semiconductor International, Inc. management is responsible for these consolidated financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Semiconductor International, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2012, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Fairchild Semiconductor International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts

February 28, 2013

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 30, 2012	December 25, 2011
ASSETS
Current assets:
Cash and cash equivalents	$405.9	$423.3
Short-term marketable securities	0.1	0.2
Accounts receivable, net of allowances of $21.1 and $24.0 at December 30, 2012 and December 25, 2011, respectively	136.7	142.9
Inventories	236.7	234.2
Deferred income taxes, net of allowances	16.0	16.5
Other current assets	36.6	35.9

Total current assets	832.0	853.0
Property, plant and equipment, net	764.9	765.4
Deferred income taxes, net of allowances	28.6	17.1
Intangible assets, net	47.3	65.4
Goodwill	169.3	169.3
Long-term securities	2.6	32.3
Other assets	39.2	34.4

Total assets	$1,883.9	$1,936.9

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	115.7	132.5
Accrued expenses and other current liabilities	89.2	125.7

Total current liabilities	204.9	258.2
Long-term debt, less current portion	250.1	300.1
Deferred income taxes	27.6	27.8
Other liabilities	31.3	26.3

Total liabilities	513.9	612.4
Commitments and contingencies (Note 15)
Temporary equity—deferred stock units	2.9	2.3
Stockholders’ equity:
Common stock, $.01 par value, voting; 340,000,000 shares authorized; 136,888,065 and 134,734,465 shares issued and 126,924,850 and 125,826,250 shares outstanding at December 30, 2012 and December 25, 2011, respectively	1.4	1.3
Additional paid-in capital	1,498.5	1,481.9
Accumulated deficit	(17.4)	(42.0)
Accumulated other comprehensive loss	5.1	(12.4)
Less treasury stock (at cost)	(120.5)	(106.6)

Total stockholders’ equity	1,367.1	1,322.2

Total liabilities, temporary equity and stockholders’ equity	$1,883.9	$1,936.9

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Total revenue	$1,405.9	$1,588.8	$1,599.7
Cost of sales	963.9	1,029.6	1,036.7

Gross margin	442.0	559.2	563.0

Operating expenses:
Research and development	156.9	153.4	120.2
Selling, general and administrative	206.8	218.4	220.8
Amortization of acquisition-related intangibles	18.2	19.7	22.4
Restructuring and impairments	14.1	2.8	7.0
Charge for litigation	1.3	—	8.0

Total operating expenses	397.3	394.3	378.4

Operating income	44.7	164.9	184.6
Realized loss on sale of securites	12.9	—	—
Other expense, net	8.1	7.2	9.9

Income before income taxes	23.7	157.7	174.7
Provision (benefit) for income taxes	(0.9)	12.2	21.5

Net income	$24.6	$145.5	$153.2

Net income per common share:
Basic	$0.19	$1.15	$1.23

Diluted	$0.19	$1.12	$1.20

Weighted average common shares:
Basic	126.7	126.7	124.6

Diluted	129.0	130.3	128.0

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Net income	$24.6	$145.5	$153.2
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	15.8	(5.4)	4.5
Net amount reclassified to earnings for hedging	(3.2)	(2.5)	(1.7)
Net change associated with fair value of marketable securities	(4.4)	1.6	(4.4)
Net amount reclassified to earnings for marketable securities	10.4	—	—
Net change associated with pension transactions	(1.1)	(0.5)	(2.1)

Comprehensive income	$42.1	$138.7	$149.5

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Cash flows from operating activities:
Net income	$24.6	$145.5	$153.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	135.3	150.5	156.3
Non-cash stock-based compensation expense	22.6	24.8	20.4
Non-cash restructuring and impairments expense	0.1	—	—
Non-cash write-off of deferred financing fees	—	2.1	2.1
Non-cash interest income	(0.4)	(0.5)	(0.5)
Non-cash financing expense	1.0	1.0	1.4
Non-cash realized loss on sale of investments	12.9	—	—
Non-cash acquisition tax impact	—	0.1	(3.5)
Loss on disposal of property, plant and equipment	1.9	1.7	1.0
Deferred income taxes, net	(11.2)	(12.5)	(1.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6.2	13.5	(22.4)
Inventories	(2.5)	(1.2)	(44.1)
Other current assets	6.2	(1.5)	(6.8)
Accounts payable	14.4	(28.5)	10.2
Accrued expenses and other current liabilities	(30.5)	(20.5)	69.5
Other assets and liabilities, net	2.6	(6.0)	(3.1)

Net cash provided by operating activities	$183.2	$268.5	$332.5

Cash flows from investing activities:
Purchase of marketable securities	$(0.5)	$(0.1)	$—
Sale of marketable securities	23.6	—	1.5
Maturity of marketable securities	0.2	0.1	0.1
Capital expenditures	(151.9)	(186.4)	(158.0)
Purchase of molds and tooling	(2.4)	(3.5)	(1.8)
Purchase of equity investment	—	—	(3.0)
Acquisitions and divestitures, net of cash acquired	—	(16.5)	(11.0)

Net cash used in investing activities	$(131.0)	$(206.4)	$(172.2)

Cash flows from financing activities:
Repayment of long-term debt	$(50.0)	$(320.6)	$(151.5)
Issuance of long-term debt	—	300.0	—
Proceeds from issuance of common stock and from exercise of stock options, net	5.0	35.5	6.4
Purchase of treasury stock	(13.9)	(42.3)	(25.6)
Shares withheld for employee taxes	(10.7)	(10.8)	—
Debt financing costs	—	(5.2)	(0.8)

Net cash used in financing activities	$(69.6)	$(43.4)	$(171.5)

Net change in cash and cash equivalents	(17.4)	18.7	(11.2)
Cash and cash equivalents at beginning of period	423.3	404.6	415.8

Cash and cash equivalents at end of period	$405.9	$423.3	$404.6

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$20.1	$27.0	$10.1
Interest	$6.1	$5.5	$8.5

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	At Par Value	Additional Paid-in Capital	Accumulated Deficit	Securities	Hedging Transactions	Pensions	Treasury Stock	Total
Balances at December 27, 2009	124.0	$1.3	$1,406.6	$(340.7)	$(2.9)	$(0.3)	$1.3	$(38.7)	$1,026.6
Net income				153.2					153.2
Exercise or settlement of plan awards	3.2		6.4						6.4
Stock-based compensation expense			19.5						19.5
Purchase of treasury stock	(2.7)							(25.6)	(25.6)
Cash flow hedges						2.8			2.8
Unrealized holding loss on marketable securities					(4.4)				(4.4)
Pension transactions							(2.1)		(2.1)
Temporary equity reclassification, deferred stock units			(0.1)						(0.1)

Balances at December 26, 2010	124.5	$1.3	$1,432.4	$(187.5)	$(7.3)	$2.5	$(0.8)	$(64.3)	$1,176.3
Net income				145.5					145.5
Exercise or settlement of plan awards	4.1		35.5						35.5
Stock-based compensation expense			24.8						24.8
Purchase of treasury stock	(2.8)							(42.3)	(42.3)
Cash flow hedges						(7.9)			(7.9)
Unrealized holding loss on marketable securities					1.6				1.6
Pension transactions							(0.5)		(0.5)
Shares withheld for employee taxes			(10.8)						(10.8)

Balance as December 25, 2011	125.8	$1.3	$1,481.9	$(42.0)	$(5.7)	$(5.4)	$(1.3)	$(106.6)	$1,322.2
Net income				24.6					24.6
Exercise or settlement of plan awards	2.2	0.1	5.0						5.1
Stock-based compensation expense			22.9						22.9
Purchase of treasury stock	(1.1)							(13.9)	(13.9)
Cash flow hedges						12.6			12.6
Net amount reclassified to earnings for sale of marketable securities					10.4				10.4
Unrealized holding loss on marketable securities					(4.4)				(4.4)
Pension transactions							(1.1)		(1.1)
Shares withheld for employee taxes			(10.7)						(10.7)
Temporary equity reclassification, deferred stock units			(0.6)						(0.6)

Balance as December 30, 2012	126.9	$1.4	$1,498.5	$(17.4)	$0.3	$7.2	$(2.4)	$(120.5)	$1,367.1

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BACKGROUND AND BASIS OF PRESENTATION

Background

Fairchild Semiconductor International, Inc. (“Fairchild International” or the “ the company”) designs, develops, manufactures and markets power analog, power discrete and certain non-power semiconductor solutions through its wholly-owned subsidiary Fairchild Semiconductor Corporation (“Fairchild”). The company delivers energy-efficient, easy-to-use and value-added semiconductor solutions for power and mobile designs. The company helps our customers differentiate their products and solve difficult technical challenges with our expertise in power and signal path products. The company’s products have a wide range of applications and are sold to customers in the mobile, industrial, appliance, automotive, consumer electronics, and computing markets.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The company’s fiscal year ends on the last Sunday in December. The company’s fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week is included in the first quarter of the year. The company’s results for the year ended December 30, 2012 consist of 53 weeks, while results for the years ended December 25, 2011 and December 26, 2010 each consist of 52 weeks.

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

In 2012, approximately 62% of the company’s revenues were from distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. The company has agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. The company records charges associated with these programs as a reduction of revenue at the time of sale based upon historical activity. The company’s policy is to use both a three to six month rolling historical experience rate as well as a prospective view of products in the distributor channel for distributors who participate in an incentive program in order to estimate the necessary allowance to be recorded. In addition, under the company’s standard terms and conditions of sale, the products sold by the company are subject to a limited product quality warranty. The standard limited warranty period is one year. The company accrues for the estimated cost of incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. Quality returns are accounted for as a reduction of revenue.

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

Advertising

Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 30, 2012, December 25, 2011 and December 26, 2010 were not material to the consolidated financial statements.

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

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Highly liquid investments with maturities greater than three months and less than one year are classified as short-term marketable securities. All other investments with maturities that exceed one year are classified as long-term securities. At December 30, 2012 and December 25, 2011, all of the company’s securities are classified as available-for-sale. In accordance with the Investments—Debt and Equity Securities Topic of the FASB ASC, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of other comprehensive income (OCI) within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in accumulated other comprehensive income (AOCI.) For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For further discussion of the company’s securities see Note 3 and Note 4.

Cash, cash equivalents and other securities as of December 30, 2012 and December 25, 2011 are as follows:

	December 30, 2012	December 25, 2011
	(In millions)
Cash and cash equivalents	405.9	423.3
Short-term marketable securities	0.1	0.2
Long-term securities	2.6	32.3

Total cash, cash equivalents and other securities	408.6	455.8

Derivatives

The company utilizes various derivative financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is the company’s policy to use derivative financial instruments to protect against market risk arising from transactions occurring in normal course of business. The criteria the company uses for designating an instrument as a hedge is the instrument’s effectiveness in risk reduction. To receive hedge accounting treatment, hedges must be highly effective at offsetting the impact of the hedged transaction.

All derivatives, whether designated as hedging relationships or not, are recorded at fair value and are included in either other current assets or other current liabilities on the balance sheet.

The company utilizes cash flow hedges to hedge certain foreign currency forecasted revenue and expense streams. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings, and within the same income statement line as the impact of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Effectiveness is assessed at the hedge’s inception and on an ongoing basis. If the hedge fails to meet the requirements for using hedge accounting treatment or the hedged transaction is no longer likely to occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the changes in fair value of the hedge would be included in earnings. The maturities of the cash flow hedges are fifteen months or less as of December 30, 2012.

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

Prior to December 26, 2011, the company depreciated much of its machinery and equipment over an eight-year period. During the first quarter of 2012, the company completed an analysis of the useful life assumptions. In performing this analysis, the company examined the historical usage patterns for machinery and equipment at its wafer fabrication and assembly and test manufacturing facilities. As a result of this analysis, the company determined that, while the useful life of its assembly and test equipment was consistent with the eight year depreciation assumption, the wafer fabrication equipment remained in use beyond the eight-year life assigned to that asset category. The typical life was approximately ten years. At the time the analysis was performed, the company was unaware of any events which would result in a change from this historical pattern. Accordingly, the company determined that it would prospectively adjust the estimated useful life assumptions for machinery and equipment at the company’s wafer fabrication facilities from eight years to ten years to better align its depreciation expense with its actual historical experience. As a result, the company realized a reduction in its depreciation expense of approximately $17.2 million in the year ended December 30, 2012, when compared to depreciation expense under the previous useful life assumption.

In addition, the company reassessed the useful lives, which ranged from one to eight years, of its molds and tooling equipment in the first quarter. The historical patterns of molds and tooling usage at its assembly and test manufacturing facilities were examined. Based upon the analysis, it was determined three to five years, depending on if the asset was refurbished or new, was the most appropriate life for these assets. This resulted in a net increase to depreciation expense of $0.7 million in the first quarter of 2012. Impacts on the rest of the year were not material.

The impact of these change in estimates increased net income by $15.0 million or $ 0.12 per share in the year ended December 30, 2012.

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

The total cost basis for strategic investments, which are included in other assets on the balance sheet, was $3.7 million, net of impairments, as of December 30, 2012 and December 25, 2011.

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

Goodwill and intangible assets with indefinite lives are tested annually for impairment as of the last day of the fiscal year or more frequently if there is an indication that impairment may have occurred. During 2011, the company adopted Accounting Standards Update (ASU) 2011-08, Intangibles—Goodwill and Other – Testing Goodwill for Impairment. ASU 2011-08 intends to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under ASU 350, Intangibles Goodwill and Other.

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

Currencies

The company’s functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, conversion of foreign currency cash and foreign currency transactions are included in current results. Realized foreign currency gains (losses) were $2.8 million, $2.6 million and $(4.0) million for the years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively.

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

Computation of Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to potentially dilutive securities using the treasury stock method. Potentially dilutive common equivalent securities consist of stock options, deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs). In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Certain potential shares of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted earnings per share.

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
	(In millions, except per share data)
Basic:
Net income	$24.6	$145.5	$153.2

Weighted average shares outstanding	126.7	126.7	124.6

Net income per share	$0.19	$1.15	$1.23

Diluted:
Net income	$24.6	$145.5	$153.2

Basic weighted average shares outstanding	126.7	126.7	124.6
Assumed exercise of common stock equivalents	2.3	3.6	3.4

Diluted weighted-average common and common equivalent shares	129.0	130.3	128.0

Net income per share	$0.19	$1.12	$1.20

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	3.8	6.7	10.7

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

The assets and liabilities measured at fair value on a recurring basis include securities and derivatives. Financial instruments classified as Level 1 are securities traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency-backed securities that are traded by dealers or brokers in active over-the-counter markets. Derivatives are classified as Level 2 financial instruments. The only financial instruments classified as Level 3 are auction rate securities. All auction rate securities were sold in the fourth quarter of 2012.

The fair value of securities is based on quoted market prices at the date of measurement, except the 2011 fair values for auction rate securities. The auction rate security market was no longer active and as a result there was no observable market data for these assets. Fair value estimates were based on judgments regarding current economic conditions, liquidity discounts and interest rate risks. These estimates involved significant uncertainties and judgments and could not be determined with precision.

A discounted cash flow (DCF) calculation was performed to determine the 2011 estimated fair value of the auction rate securities. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considers the current reduced liquidity for auction rate securities. The inputs for the DCF are based upon publicly available data as well as the company’s own estimates. The primary unobservable input to the valuation was the maturity assumption which ranged from four to twenty-four years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 30, 2012.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$7.9	$—	$7.9	$—
Liabilities	(0.9)	—	(0.9)	—

	$7.0	$—	$7.0	$—

Securities
Marketable securities	$2.7	$2.7	$—	$—

	$2.7	$2.7	$—	$—

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 25, 2011.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$0.9	$—	$0.9	$—
Liabilities	(6.4)	—	(6.4)	—

	$(5.5)	$—	$(5.5)	$—

Securities
Market able securities	$2.7	$2.7	$—	$—
Auction rate securities	29.8	—	—	29.8

	$32.5	$2.7	$—	$29.8

The following table summarizes the changes in level 3 securities measured at fair value on a recurring basis for the year ended December 30, 2012.

Auction Rate Securities
(In millions)
Balance at beginning of period	$29.8
Total realized and unrealized gains or (losses)
Included in net income	(12.9)
Reversal of unrealized loss in OCI	6.0
Accretion of impairments included in net income	0.4
Sales	(23.3)
Purchases, issuances and settlements	—

Balance at end of period	$—

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under the Financial Instrument Topic of the FASB ASC. The carrying amount of the revolving facility is considered to approximate fair value as the interest rate on the loan is in line with current market rates. See Note 7 for more information on the credit facility.

	December 30, 2012		December 25, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Revolving Credit Facility	$250.0	$250.0	$300.0	$300.0

NOTE 4—SECURITIES

Securities are categorized as available-for-sale and are summarized as follows as of December 30, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	—	—	—	—

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.1	$0.3	$—	$2.4
Corporate debt securities	0.2	—	—	$0.2

Total securities	$2.3	$0.3	$—	$2.6

In the fourth quarter of 2012, the company tendered approximately $49.5 million of long term available-for-sale auction rate securities at a price equal to 47% of par value and 90% of book value. The company sold the securities for $23.3 million and incurred a realized loss of approximately $12.9 million.

Total proceeds from sales of available-for-sale securities totaled $23.6 million and $1.5 million in 2012 and 2010, respectively. There were no sales of available-for-sale securities in 2011.

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

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of December 30, 2012.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.1	$0.1
Due after one year through three years	0.4	0.4
Due after three years through ten years	1.1	1.3
Due after ten years	0.8	0.9

	$2.4	$2.7

In the fourth quarter of 2008, the company concluded that the impairment of its auction rate securities was other-than-temporary and recognized a loss of $19.0 million in the income statement. In the second quarter of 2009, based on the requirements of the Investments—Debt and Equity Securities Topic of the FASB ASC, the company analyzed the $19.0 million other-than-temporary loss that was recognized in the income statement to determine the noncredit component. It was determined that $15.5 million of the loss was attributable to credit loss. As a result, in the second quarter of 2009, a cumulative adjustment of the remaining $3.5 million, which was attributable to changes in interest rates, was reclassified from retained earnings to AOCI. The auction rate securities were sold in the fourth quarter of 2012.

The following table presents a roll forward of the amount related to credit losses recognized in earnings during the year ended December 30, 2012.

Credit Losses Recognized in Earnings
(In millions)
Balance at beginning of period	$14.0
Accretion of impairments included in net income	(0.4)
Sale of investments	(13.6)

Balance at end of period	$—

NOTE 5—FINANCIAL STATEMENT DETAILS

	December 30, 2012	December 25, 2011
	(In millions)
Inventories, net
Raw materials	$36.8	$36.9
Work in process	136.6	135.2
Finished goods	63.3	62.1

	$236.7	$234.2

	December 30,	December 25,
	2012	2011
	(In millions)
Property, plant and equipment
Land and improvements	$24.8	$24.0
Buildings and improvements	394.1	382.4
Machinery and equipment	1,786.3	1,732.0
Construction in progress	133.1	151.5

Total property, plant and equipment	2,338.3	2,289.9
Less accumulated depreciation	1,573.4	1,524.5

	$764.9	$765.4

	December 30,	December 25,
	2012	2011
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$45.8	$75.7
Accrued interest	0.4	0.4
Taxes payable	20.5	23.5
Restructuring and impairments	4.1	2.7
Other	18.4	23.4

	$89.2	$125.7

	Year Ended
	December 30,	December 25,	December 26,
	2012	2011	2010
	(in millions)
Other expense, net
Interest expense	$7.6	$7.3	$10.0
Interest income	(2.0)	(2.7)	(2.8)
Other (income) expense, net	2.5	2.6	2.7

Other expense, net	$8.1	$7.2	$9.9

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

In order to evaluate goodwill for impairment, the company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In accordance with the provisions of the Intangibles—Goodwill and Other Topic of the ASC, the company designates reporting units for purposes of assessing goodwill impairment. A reporting unit is defined as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill is assigned to reporting units of the company that are expected to benefit from the synergies of the acquisition. The company has determined that it has three reporting units for purposes of goodwill impairment testing: Mobile, Computing, Consumer and Communications (MCCC), Power Conversion, Industrial and Automotive (PCIA) and Standard Products (SDT). The company’s policy is to evaluate goodwill for impairment for all reporting units in the fourth quarter of each fiscal year. The company evaluated goodwill for impairment as of December 30, 2012 and December 25, 2011 for the past two fiscal years.

During 2011, the company adopted Accounting Standards Update (ASU) 2011-08, Intangibles—Goodwill and Other—Testing Goodwill for Impairment. ASU 2011-08 intends to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under ASU 350, Intangibles Goodwill and Other. This analysis was completed for 2011 and 2012. In both years, upon completion of the analysis, the company concluded that the reporting units would not be subject to the two-step goodwill impairment test.

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

As of December 30, 2012 and December 25, 2011, the company concluded that goodwill was not impaired. There were no events to trigger an impairment review of other long lived assets for the years ended December 30, 2012 and December 25, 2011.

During the first quarter of 2012, the company moved two small product groups from the MCCC organization to the PCIA and SDT organizations. Since this changed the company’s reporting units, goodwill was assigned to the reporting units affected using a relative fair value allocation. There was no impairment noted as a result of this realignment.

As of the first day of fiscal 2011, a product line previously included in PCIA was moved to SDT. The realignment of the company’s segment reporting did not impact the carrying amount of goodwill by segment. As a result of this realignment, goodwill was reviewed for impairment in the first quarter of 2011 as well. There was no impairment noted.

The following table presents the carrying amount of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 25, 2011
Goodwill	$165.0	$153.1	$54.5	$372.6
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$165.0	$4.3	$—	$169.3

Goodwill reallocation	$(3.0)	$3.0	$—	$—
Balance as of December 30, 2012
Goodwill	$162.0	$156.1	$54.5	$372.6
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$162.0	$7.3	$—	$169.3

The following table presents a summary of acquired intangible assets.

		As of December 30, 2012		As of December 25, 2011
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
			(In millions)
Identifiable intangible assets:
Developed technology	2-15 years	$250.8	$(228.4)	$250.7	$(214.3)
Customer base	8-10 years	81.6	(71.1)	81.6	(68.5)
Core technology	10 years	15.7	(3.9)	15.7	(2.7)
In Process R&D	10 years	2.8	(0.2)	2.8	0.0
Patents	4 years	5.9	(5.9)	5.9	(5.8)
Subtotal		359.4	(312.1)	359.3	(293.9)

Goodwill		169.3	—	169.3	—

Total		$528.7	$(312.1)	$528.6	$(293.9)

Amortization expense for intangible assets was $18.2 million, $19.7 million and $22.4 million for 2012, 2011 and 2010, respectively.

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)
Fiscal 2013	15.6
Fiscal 2014	7.5
Fiscal 2015	5.2
Fiscal 2016	5.5
Fiscal 2017	2.2

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following at:

	December 30,	December 25,
	2012	2011
	(In millions)
Revolving Credit Facility borrowings	$250.0	$300.0
Other debt	0.1	0.1

Total debt	$250.1	$300.1
Current portion of long-term debt	—	—

Long-term debt, less current portion	$250.1	$300.1

Revolving Credit Facility

On May 20, 2011, the company entered into a new senior secured revolving credit facility (Credit Facility.) Proceeds from the Credit Facility and an additional $18.8 million in cash were used to extinguish all outstanding obligations under the previous credit facility, which consisted of a term loan and an undrawn revolving credit facility. The Credit Facility consists of a $400.0 million revolving loan agreement, of which $250.0 million and $300.0 million was drawn as of December 30, 2012 and December 25, 2011, respectively. The company has no current intention to pay down any further debt in the next twelve months. In addition, the new Credit Facility includes an incremental revolving commitment that enables the company to increase the size of the facility in an aggregate amount not to exceed $150 million. The maturity date of the Credit Facility is May 20, 2016. The company incurred cash charges of $5.2 million related to this financing, all of which was deferred and will be amortized over the term of the debt. Additionally, the company wrote off $2.1 million of the remaining deferred financing fees related to the prior facility.

Under the Credit Facility, borrowing may be in the form of either Eurocurrency Loans or Alternate Base Rate (ABR) loans. Eurocurrency Loans accrue interest at the London Interbank Offered Rate (LIBOR) plus 1.75%. The ABR is the highest of JP Morgan Chase Bank prime rate, the federal funds effective rate plus  1/2 of 1 percent, or adjusted LIBOR, as defined by the credit agreement, plus 1%. ABR loans accrue interest at the ABR rate plus 0.75%. As of December 30, 2012, the Eurocurrency rate would have been 1.96% and the ABR rate would have been 4.0%. The company also pays a commitment fee of 0.35% per annum on the unutilized commitments. There are also outstanding letters of credit under the Credit Facility totaling $1.6 million. These outstanding letters of credit reduce the amount available under the Credit Facility to $148.4 million. Borrowings under the Credit Facility are secured by a pledge of common stock of the company’s first tier domestic subsidiaries and 65% of the stock of the company’s first tier foreign subsidiaries. The payment of principal and interest on the Credit Facility is fully and unconditionally guaranteed by Fairchild Semiconductor International, Inc. and each of its domestic subsidiaries.

The Credit Facility includes restrictive covenants that place limitations on the company’s ability to consolidate, merge, or enter into acquisitions, create liens or pay dividends, or make similar restricted payments, sell assets, invest in capital expenditures, and incur indebtedness. It also places limitations on the company’s ability to modify its certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the Credit Facility also require the company’s financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 3.25 to 1.0. It defines the interest coverage ratio as the ratio of the cumulative four quarter trailing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated cash interest expense and defines the maximum leverage ratio as the ratio of total consolidated debt to the cumulative four quarter trailing consolidated EBITDA. Consolidated EBITDA, as defined by the credit agreement excludes restructuring, non-cash equity compensation and other certain adjustments. At December 30, 2012, the company was in compliance with these covenants.

Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

(In millions)
2013	0.0
2014	0.0
2015	0.0
2016	250.0
2017	0.0
Thereafter	0.0

250.0

At December 30, 2012, the company also has approximately $3.8 million of undrawn credit facilities at certain of its foreign subsidiaries.

NOTE 8—INCOME TAXES

Total income tax provision (benefit) was allocated as follows:

	Year Ended
	December 30,	December 25,	December 26,
	2012	2011	2010
	(In millions)
Income tax provision (benefit) attributable to income before income taxes	$(0.9)	$12.2	$21.5
Other comprehensive income	—	—	—

	$(0.9)	$12.2	$21.5

Income before income taxes for the years ended December 30, 2012, December 25, 2011, and December 26, 2010 consisted of the following:

	Year Ended
	December 30,	December 25,	December 26,
	2012	2011	2010
	(In millions)
Income before income taxes:
U.S.	$6.2	$44.7	$49.6
Foreign	17.5	113.0	125.1

	$23.7	$157.7	$174.7

Income tax provision (benefit) for the years ended December 30, 2012, December 25, 2011, and December 26, 2010 consisted of the following:

	Year Ended
	December 30,	December 25,	December 26,
	2012	2011	2010
	(In millions)
Income tax provision (benefit):
Current:
U.S. federal	$—	$0.1	$—
U.S. state and local	(0.2)	0.1	0.4
Foreign	9.4	24.5	25.1

	9.2	24.7	25.5
Deferred:
U.S. federal	1.9	1.8	(1.2)
U.S. state and local	0.2	(1.4)	0.5
Foreign	(12.2)	(12.9)	(3.3)

	(10.1)	(12.5)	(4.0)
Total income tax provision (benefit):
U.S. federal	1.9	1.9	(1.2)
U.S. state and local	—	(1.3)	0.9
Foreign	(2.8)	11.6	21.8

	$(0.9)	$12.2	$21.5

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide effective tax rate on net income before income taxes is as follows:

	Year Ended
	December 30,	December 25,	December 26,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of federal benefit	(2.4)	2.9	(1.1)
Foreign tax rate differential and foreign exchange differences	(31.2)	(13.5)	(12.2)
Tax credits	(9.3)	(3.8)	(4.8)
Foreign withholding taxes	1.5	(0.1)	2.0
Acquisition purchase accounting	—	—	(2.0)
Non-deductible expenses	9.0	0.2	0.2
Change in valuation allowance	(6.4)	(13.0)	(4.8)

	(3.8%)	7.7%	12.3%

As one of the incentives for locating in the Suzhou Industrial Park, the Chinese government granted a preferential income tax holiday to Fairchild Semiconductor (Suzhou) Co., Ltd. 2011 was the final year of the income tax holiday. Fairchild Semiconductor (Suzhou) Co., Ltd. reverted to its enacted statutory rate of 25% in 2012.

In 2012, a current provision for income taxes was provided for Fairchild Semiconductor Pte. Ltd at the concessionary holiday tax rate of 10% on qualifying income. Fairchild Semiconductor Pte. Ltd is entitled to a concessionary tax rate of 10% through 2019 at which time it will revert to Singapore’s enacted statutory tax rate which is currently 17%.

The tax holidays increased net income by $1.3 million, or $0.01 per basic and diluted common share for the year ended December 30, 2012. The tax holidays increased net income by $3.0 million, or $0.02 per basic and diluted common share for the year ended December 25, 2011. The tax holidays increased net income by $3.7 million, or $0.03 per basic and diluted common share for the year ended December 26, 2010.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 30, 2012 and December 25, 2011 are presented below:

	December 30,	December 25,
	2012	2011
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$51.3	$40.4
Reserves and accruals	39.0	41.8
Tax credit and capital allowance carryovers	87.4	94.2
Plant and equipment	—	0.2
Unrealized loss in other comprehensive income	—	4.0

Total gross deferred tax assets	177.7	180.6
Valuation allowance	(154.5)	(171.1)

Net deferred tax assets	23.2	9.5
Deferred tax liabilities:
Plant and equipment	(0.4)	—
Unrealized gain in other comprehensive income	(2.7)	—
Capitalized research expenses and intangibles	(3.1)	(3.7)

Total deferred tax liabilities	(6.2)	(3.7)

Net deferred tax assets (liabilities)	$17.0	$5.8

Net deferred tax assets (liabilities) by jurisdiction are as follows:

	December 30,	December 25,
	2012	2011
	(In millions)
U.S.	$(25.9)	$(23.9)
Europe	1.1	0.6
Japan	0.5	0.8
China	9.9	8.0
Hong Kong	1.5	2.3
Malaysia	(1.3)	(1.9)
Singapore	0.2	0.1
Korea	30.2	20.6
Taiwan	0.3	(0.1)
Sweden	—	(1.3)
Foreign—other	0.5	0.6

Net deferred tax assets (liabilities)	$17.0	$5.8

Deferred tax assets and liabilities are generally classified in the consolidated balance sheet based on the classification of the related asset or liability. The deferred tax valuation allowance for the year ended December 30, 2012 and December 25, 2011 was $154.5 million and $171.1 million, respectively.

Gross carry forwards as of December 30, 2012 for U.S. net operating losses (NOL) totaled $103.2 million, for foreign tax credits totaled $36.4 million, and for research and development credits totaled $13.8 million. The net operating losses expire in 2024 through 2031. The foreign tax credits expire in 2013 through 2022. The research and development credits expire in varying amounts in 2013 through 2031. As of December 30, 2012 the company has net operating loss carry forwards in Korea of $26.2 million. The Korean net operating losses expire in 2022.

The company’s ability to utilize its U.S. net operating loss and credit carry forwards may be limited in the future if the company experiences an ownership change, as defined in the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or more stockholders changes by more than 50% over a three year period. In August 1999, the company experienced an ownership change as a result of its initial public offering. This ownership change did not result in a material limitation on the utilization of the loss and credit carry forwards. As of December 30, 2012, the company has not undergone a second ownership change.

Significant management judgment is required in determining the company’s provision for income taxes and in determining whether deferred tax assets will be realized. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not likely to be realizable. Realization is based on the company’s ability to generate sufficient future taxable income. A valuation allowance is determined in accordance with the Income Taxes Topic of the ASC, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In 2005, a full valuation allowance on net U.S. deferred tax assets was recorded. While the results of 2012 represent positive evidence, the company continues to maintain a full valuation allowance on its net U.S. deferred tax assets as the underlying source of income relates to certain intercompany transactions with a non-taxed jurisdiction, which is excluded from determining whether the DTA will be realized. Until such time that some or all of the valuation allowance is reversed, future income tax expense or benefit in the U.S., excluding any tax expense generated by the company’s indefinite life intangibles, will be offset by adjustments to the valuation allowance to effectively eliminate any income tax expense or benefit in the U.S. Income taxes will continue to be recorded for other tax jurisdictions subject to the need for valuation allowances in those jurisdictions.

As of December 30, 2012, the company’s valuation allowance for U.S. deferred tax assets totaled $123.8 million, which consists of the beginning of the year allowance of $141.0 million, a 2012 benefit of $10.4 million to income from operations and a benefit of $6.8 million to OCI. The valuation allowance reduces the carrying value of temporary differences generated by capital losses, capitalized research and development expenses, foreign tax credits, reserves and accruals, and NOL carry forwards, which would require sufficient future capital gains and future ordinary income in order to realize the tax benefits. If the company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income from continuing operations, additional paid in capital or OCI.

In 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $24.8 million related to the company’s Malaysian cumulative reinvestment allowance and manufacturing incentives. As of December 27, 2009, the valuation allowance was $26.3 million. In 2010, the valuation allowance increased by $3.5 million to $29.8 million. In 2011, the valuation allowance decreased by $2.5 million to $27.3 million. In 2012, the valuation allowance increased by $1.8 million to $29.1 million.

Deferred income taxes have not been provided for the undistributed earnings of the company’s foreign subsidiaries that are reinvested indefinitely. Deferred income taxes have been provided for the undistributed earnings of the company’s foreign subsidiaries that are part of the repatriation plan, which were immaterial at December 30, 2012. In addition, certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore have and will continue to be part of the company’s repatriation plan. At December 30, 2012, the undistributed earnings of the company’s subsidiaries approximated $422.9 million. The amount of taxes attributable to these undistributed earnings is not practicably determinable.

The Income Tax Topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The company adopted the current standard on January 1, 2007. The unrecognized tax benefits at December 30, 2012 and December 25, 2011 total $58.6 million and $58.4 million respectively. Of the total unrecognized tax benefits at December 30, 2012 and December 25, 2011, $3.0 million and $2.8, respectively would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, as the company has a full valuation allowance against its U.S. deferred taxes. The timing of the expected cash outflow relating to $3.0 million is not reliably determinable at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Beginning Balance	$58.4	$56.5	$66.9
Increases related to prior year tax positions	0.2	—	—
Decreases related to prior year tax positions	—	(0.9)	(3.0)
Increases related to current year tax positions	—	2.8	—
Settlements	—	—	(7.4)

Ending Balance	$58.6	$58.4	$56.5

The company’s major tax jurisdictions are the U.S. and Korea. For the U.S., the company has open tax years dating back to 1999 due to the carryforward of tax attributes. In Korea, the company has five open tax years dating back to 2007.

As of December 30, 2012, the company had accrued for penalties and interest relating to uncertain tax positions totaling $0.5 million. As of December 25, 2011, the company had accrued for penalties and interest relating to uncertain tax positions totaling $0.3 million. The increase of $0.2 million during the year was recognized as a component of income tax expense.

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

Fairchild Semiconductor 2007 Stock Plan. Under this plan, officers, employees, non-employee directors, and certain consultants may be granted stock options, stock appreciation rights, restricted stock including restricted stock units (RSUs), performance units (PUs), deferred stock units (DSUs), and other stock-based awards. The plan has been approved by stockholders. The maximum number of shares of common stock that may be delivered under the plan is equal to 22,639,619 shares, plus shares available for issuance as of May 2, 2007, under the Fairchild Semiconductor Stock Plan and shares subject to outstanding awards under the Fairchild Semiconductor Stock Plan as of May 2, 2007, that cease for any reason to be subject to such awards. The maximum life of any option is ten years from the date of grant for incentive stock options and non-qualified stock options. Actual terms for outstanding non-qualified stock options are eight years, although options may be granted under the plan with up to ten year terms. Options granted under the plan are exercisable at the determination of the compensation committee, generally vesting ratably over four years. PUs are contingently granted depending on the achievement of certain predetermined performance goals. DSUs, RSUs and PUs entitle participants to receive one share of common stock for each DSU, RSU or PU awarded. For RSUs and PUs, the settlement date is the vesting date. For DSUs, the settlement date is selected by the participant at the time of the grant. Grants of PUs generally vest under the plan over a period of three years, and DSUs and RSUs generally vest over a period of three or four years.

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

Equity Awards Made Outside Stockholder-Approved Plans. The company has granted equity awards representing a total of 820,000 shares outside its equity compensation plans. As of December 30, 2012, equity awards representing 75,000 shares remain outstanding, all of which are options.

The following table presents a summary of the company’s stock options for the year ended December 30, 2012.

	Year Ended
	December 30, 2012
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(000’s)		(In years)	(In millions)
Outstanding at beginning of period	6,469	$19.36
Granted	25	13.93
Exercised	(399)	12.61
Forfeited	(5)	7.26
Expired	(4,157)	21.82

Outstanding at end of period	1,933	$15.42	1.6	1.4

Exercisable at end of period	1,906	$15.45	1.6	1.4

There were no options granted during the years of 2010 and 2011.

The following table presents a summary of the company’s DSUs for the year ended December 30, 2012.

	Year Ended
	December 30, 2012
			Weighted
			Average
			Grant-date
	Shares		Fair Value
	(000’s	)
Outstanding at beginning of period	304		$13.53
Granted	80		14.30
Vested and released	(35)		17.89
Forfeited	—		—

Outstanding at end of period	349		$13.27

The weighted average grant-date fair value for DSUs granted during the years ended December 25, 2011 and December 26, 2010 was $19.80 and $10.62, respectively. The total grant-date fair value for DSUs vested during the years ended December 30, 2012, December 25, 2011, and December 26, 2010 was $0.6 million, $0.8 million and $0.5 million, respectively. The number, weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual term for DSUs vested and outstanding is 186,270 units, zero (as these are zero strike price awards), $2.6 million and 1.66 years, respectively.

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

The following table presents a summary of the company’s RSUs for the year ended December 30, 2012.

	Year Ended
	December 30, 2012
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	4,454	$11.47
Granted	2,022	14.40
Vested	(1,635)	9.80
Forfeited	(576)	13.18

Nonvested at end of period	4,265	$13.17

The weighted average grant-date fair value for RSUs granted during the years ended December 25, 2011 and December 26, 2010 was $17.14 and $10.72, respectively. The total grant-date fair value for RSUs vested during the year ended December 30, 2012, December 25, 2011, and, December 26, 2010 was $16.0 million, $11.0 million and $13.6 million, respectively.

The following table presents a summary of the company’s PUs for the year ended December 30, 2012.

	Year Ended
	December 30, 2012
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	1,556	$11.42
Granted	34	15.77
Vested	(841)	8.86
Forfeited	(166)	13.25

Nonvested at end of period	583	$14.48

For the year ended December 30, 2012, none of the PUs that were granted as part of the annual grant process were earned because the company failed to achieve its threshold target performance level for those PUs. However, a relatively small number of PUs were granted outside the annual grant process as special incentives as reflected in the table above. The weighted average grant-date fair value for PUs granted during the years ended December 25, 2011 and December 26, 2010 was $17.38 and $10.63, respectively. The total grant-date fair value for PUs vested during the year ended December 30, 2012, December 25, 2011 and December 26, 2010 was $7.4 million, $4.4 million and $2.8 million, respectively.

The following table summarizes the total intrinsic value for stock options exercised and DSUs, RSUs and PUs vested (i.e. the difference between the market price at exercise and the price paid by employees to exercise the award) for 2012, 2011 and 2010, respectively.

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
	(In millions)
Options	$0.8	$10.8	$1.60
DSUs	$0.5	$0.8	$0.4
RSUs	$23.5	$24.0	$22.2
PUs	$12.3	$12.4	$5.5

The company’s practice is to issue shares of common stock upon exercise or settlement of options, DSUs, RSUs and PUs from previously unissued shares. For the year ended December 30, 2012 and December 25, 2011, $5.0 million and $35.5 million, respectively, was received from exercises of stock-based awards.

Valuation and Expense Information

The following table summarizes stock-based compensation expense by financial statement caption, for the years ended December 30, 2012, December 25, 2011 and December 26, 2010.

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
	(In millions)
Cost of Sales	$4.5	$4.3	$5.7
Research and Development	5.7	4.8	4.1
Selling, General and Administrative	12.4	15.7	11.1

	$22.6	$24.8	$20.9

The company also capitalized $0.6, $0.6 and $0.3 million of stock-based compensation into inventory for the years ended December 30, 2012, December 25, 2011 and December 26, 2010, respectively. In addition, due to the valuation allowance for U.S. deferred income tax assets recorded by the company, no tax benefit on U.S. based stock compensation expense was recognized in the years ended December 30, 2012, December 25, 2011 and December 26, 2010. No material income tax benefit was recognized by foreign tax jurisdictions for the year ended December 30, 2012, December 25, 2011 and December 26, 2010.

The following table summarizes total compensation cost related to unvested awards not yet recognized and the weighted average period over which it is expected to be recognized at December 30, 2012.

	December 30, 2012
	Unrecognized Compensation Cost for Unvested Awards	Weighted Average Remaining Recognition Period
	(In millions)	(In years)
Options	0.0	0.1
DSUs	0.3	1.8
RSUs	40.9	2.7
PUs	1.9	1.7

The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model. There was one grant of options in 2012 and no options were granted in 2011 or 2010. The fair value of each DSU, RSU and PU is equal to the closing market price of the company’s common stock on the date of grant.

Year Ended
December 30, 2012
Expected volatility	50.1%
Dividend yield	—
Risk-free interest rate	0.7%
Expected life, in years	5.33

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

NOTE 10—RETIREMENT PLANS

The company sponsors the Fairchild Personal Savings and Retirement Plan (the “Retirement Plan”), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the U.S. As of January 1, 2007, the company provided a discretionary matching contribution equal to 100% of employee elective deferrals on the first 3% of pay that is contributed to the Retirement Plan and 50% of the next 2% of pay contributed. The company also maintains a non-qualified Benefit Restoration Plan, under which certain eligible employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The company matched employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. Total expense recognized under these plans was $5.3 million, $5.0 million and $5.0 million for 2012, 2011 and 2010, respectively.

Prior to the fourth quarter of 2011, employees in Korea who have been with the company for over one year were entitled by Korean law to receive lump-sum payments upon termination of their employment. The payments were based on current rates of pay and length of service through the date of termination. It was the company’s policy to accrue for this estimated liability as of each balance sheet date. Amounts recognized as expense were $9.0 million and $9.8 million for 2011 and 2010, respectively. Due to a change in Korean tax laws impacting deductibility the company converted the retirement plan to a funded defined contribution plan in December of 2011. As a result of this change, the company paid out $17.7 million in cash to fund the plan, inclusive of one-time incentive payment and incurred a $2.7 million expense. Contribution expense for the defined contribution plan was $7.2 million and $0.5 million in 2012 and 2011, respectively.

Employees in Malaysia participate in a defined contribution plan. The company has funded accruals for this plan in accordance with statutory regulations in Malaysia. Amounts recognized as expense for contributions made by the company under this plan were $2.2 million, $2.1 million and $1.9 million for 2012, 2011 and 2010, respectively.

Employees in the United Kingdom, Italy, Germany, Finland, China, Hong Kong, the Philippines, Japan and Taiwan are also covered by a variety of defined benefit or defined contribution pension plans that are administered consistent with local statutes and practices. The expense under each of the respective plans for 2012, 2011 and 2010 was not material to the consolidated financial statements.

In accordance with the Compensation – Retirement Benefits Topic of the ASC the company recognizes the over-funded or under-funded status of its defined postretirement plans as an asset or liability in its statement of financial position. The company currently has defined benefit pension plans in Germany, the Philippines, and Taiwan. The net funded status for the company’s foreign defined benefit plans was $6.1 million and $4.9 million at December 30, 2012 and December 25, 2011, respectively, and was recognized as a liability in the consolidated statements of financial position. The company measures plan assets and benefit obligations as of the date of the fiscal year-end.

NOTE 11—LEASE COMMITMENTS

Rental expense related to certain facilities and equipment of the company’s plants was $18.2 million, $18.4 million and $17.5 million, for 2012, 2011 and 2010, respectively.

Certain facility and land leases contain renewal provisions. Future minimum lease payments under non-cancelable operating leases as of December 30, 2012 are as follows:

Year ending December,	(In millions)
2013	$17.4
2014	14.1
2015	11.1
2016	4.2
2017	1.4
Thereafter	0.5

$48.7

NOTE 12—STOCKHOLDERS’ EQUITY

Preferred Stock

Under the company’s restated certificate of incorporation, the company’s Board of Directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 30, 2012 and December 25, 2011, no shares were issued.

Common Stock

The company has authorized 340,000,000 shares of Common Stock at a par value of $.01 per share. The holders of Common Stock are entitled to cumulative voting rights in the election of directors and to one vote per share on all other matters submitted to a vote of the stockholders.

The company accounts for treasury stock acquisitions using the cost method. At December 30, 2012 and December 25, 2011, there were approximately 10.0 million and 8.9 million treasury shares, respectively held by the company.

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

2009 Infrastructure Realignment Program

The 2009 Infrastructure Realignment Program includes costs associated with the previously planned closure of the Mountaintop, Pennsylvania manufacturing facility and the closure of the four-inch manufacturing line in Bucheon, South Korea. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy.

The consolidation of the South Korea fabrication processes was completed in 2011. During 2011 the company decided to keep open the Mountain Top facility reversing the March 2009 announcement to close the site. The company determined the Mountain Top facility was essential to supporting the automotive customers’ current and future needs. As a result of this decision the reserves related to Mountain Top restructuring action were released and previously accrued employee stay-on bonuses were paid out prior to the end of 2011.

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

2012 Infrastructure Realignment Program

During 2012, the company recorded restructuring and impairment charges, net of releases, totaling $14.1 million. The charges are detailed in the table below.

The 2012 Infrastructure Realignment Program includes costs for organizational changes in the company’s sales organization, manufacturing sites and manufacturing support organizations, the human resources function, executive management levels, and the MCCC and PCIA product lines as well as the termination of an IT systems lease and the final closure of a warehouse in Korea.

	Accrual Balance at 12/27/2009	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/26/2010
2007 Infrastructure Realignment Program:
Employee Separation Costs	$0.1	$—	$(0.1)	$—	$—	$0.0
2008 Infrastructure Realignment Program:
Employee Separation Costs	0.4	(2.4)	2.3	(0.3)	—	—
Lease Impairment Costs	1.6	—	(0.9)	—	—	0.7
2009 Infrastructure Realignment Program:
Employee Separation Costs	8.1	4.5	(4.1)	(0.4)	—	8.1
Fab Closure Costs	—	1.7	(1.7)	—	—	—
2010 Infrastructure Realignment Program:
Employee Separation Costs	$—	3.9	(1.7)	—	—	$2.2

	$10.2	$7.7	$(6.2)	$(0.7)	$—	$11.0

	Accrual Balance at 12/26/2010	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/25/2011
2008 Infrastructure Realignment Program:
Employee Separation Costs	$—	$—	$—	$—	$—	$—
Lease Impairment Costs	$0.7	$—	$(0.7)	$—	$—	$0.0
2009 Infrastructure Realignment Program:
Employee Separation Costs	8.1	1.9	(1.8)	(8.2)	—	0.0
Fab Closure Costs	—	0.7	(0.7)	—	—	—
2010 Infrastructure Realignment Program:
Employee Separation Costs	2.2	3.6	(4.4)	(0.4)	—	1.0
2011 Infrastructure Realignment Program:
Employee Separation Costs	$—	5.4	(3.5)	(0.2)	—	$1.7

	$11.0	$11.6	$(11.1)	$(8.8)	$—	$2.7

	Accrual Balance at 12/25/2011	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/30/2012
2010 Infrastructure Realignment Program:
Employee Separation Costs	$1.0	$—	$(0.7)	$(0.1)	$—	$0.2
2011 Infrastructure Realignment Program:
Employee Separation Costs	1.7	1.0	(1.7)	(0.4)	—	0.6
Asset Impairment Costs	—	0.1	—	—	(0.1)	—
2012 Infrastructure Realignment Program:
Employee Separation Costs	—	12.5	(9.8)	—	—	2.8
Facility Closure Costs	—	0.4	(0.4)	—	—	—
Lease Termination Costs	—	0.6	(0.1)	—	—	0.5

	$2.7	$14.6	$(12.7)	$(0.5)	$(0.1)	$4.1

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

The company has future commitments to purchase chemicals for certain wafer fabrication facilities. In the event the company was to end the agreements, the company would be required to pay future minimum payments of approximately $15.6 million. The company does not accrue for this liability as we expect to use these chemicals in the ordinary course of business.

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

Patent Litigation with Power Integrations, Inc. There are five outstanding proceedings with Power Integrations.

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

POWI 3: On November 4, 2009, Power Integrations filed a complaint for patent infringement against the company and two of the company’s subsidiaries in the United States District Court for the Northern District of California alleging that several of our products infringe three of Power Integrations’ patents. One of those patents has since been dropped from the case. The company intends to put on a vigorous defense against these claims. In the same lawsuit we have filed counterclaims against Power Integrations, alleging Power Integrations’ products infringe certain claims of one of our patents. Trial is scheduled for February 2014.

POWI 4: On February 10, 2010, Fairchild and System General filed a lawsuit in Suzhou, China against four Power Integrations entities and seven vendors. The lawsuit claims that Power Integrations violates certain Fairchild/System General patents. Fairchild is seeking an injunction against the Power Integrations products and over $17.0 million in damages. Hearings comparable to a trial in U.S. litigation were held in January, May and July 2012. In December of 2012, the Suzhou court ruled in favor of Power Integrations and denied the claims. The company is appealing the trial court’s judgment to the appeals court in Nanjing, China.

POWI 5: On May 1, 2012, Fairchild sued Power Integrations in United States District Court for the District of Delaware. The lawsuit accuses Power Integration’s LinkSwitch-PH LED power conversion products of violating three Fairchild patents. Power Integrations has counterclaimed against Fairchild asserting five Power Integrations patents. Trial is expected in 2014.

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations, or cash flows. Legal costs are expensed as incurred.

The company analyzes potential outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, the company analyzes such outcomes as loss contingencies, and divides them into three categories based on the possibility that the contingency will give rise to an actual loss. The first category represents contingencies for which management believes the possibility of loss is remote. For contingencies in this category, the company does not record a reserve or assess the range of possible losses. The second category represents contingencies for which losses are believed to be reasonably possible. For this category, the company assesses the range of possible losses but does not record a reserve. There are currently no contingencies in this category. The third category represents contingencies for which losses are believed to be probable. For this category, the company determines the range of losses and records a reserve reflecting the best estimate within the range. For contingencies within this category, the company currently believes the range of probable losses are approximately $14.0 million to $15.8 million and the best estimate of losses within this range to be $14.1 million as of December 30, 2012 and has recorded this amount as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and resolving such claims.

NOTE 16 — DERIVATIVES

The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. In accordance with the requirements of the Derivatives and Hedging Topic of the FASB ASC, the fair value of these hedges is recorded on the balance sheet. For the fair value of derivatives, see Note 3.

Foreign Currency Derivatives. The company uses currency forward and combination option contracts to hedge a portion of its forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine peso, Malaysian ringgit, Korean won, Taiwan dollar and Chinese yuan. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 15 months or less as of the end of December 30, 2012.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the years ended December 30, 2012, December 25, 2011, and December 26, 2010. No cash flow hedges were derecognized or discontinued in 2012, 2011 and 2010.

Derivative gains and losses included in AOCI are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $5.3 million of net unrealized derivative gains included in AOCI will be reclassified into earnings within the next twelve months.

The company also uses currency forward and combination option contracts to offset the foreign currency impact of balance sheet translation. These derivatives have one month terms and the initial fair value, if any, and the subsequent gains or losses on the change in fair value are reported in earnings within the same income statement line as the impact of the foreign currency translation.

The table below shows the notional principal and the location and amounts of the derivative fair values in the statement of operations and the consolidated balance sheet as of and for the periods ended December 30, 2012 and December 25, 2011. Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year-end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 30, 2012 and December 25, 2011. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	As of December 30, 2012				As of December 25, 2011
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges
Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$6.4	$0.3	$0.3	Current assets	$60.3	$0.9	$0.9
Derivatives for forecasted revenues	Current liabilities	51.7	(0.9)	(0.9)	Current liabilities	—	—	—
Derivatives for forecasted expenses	Current assets	213.3	7.6	7.6	Current assets	33.6	—	—
Derivatives for forecasted expenses	Current liabilities	2.8	—	—	Current liabilities	224.4	(6.4)	(6.4)

Total foreign exchange contract derivatives		$274.2	$7.0	$7.0		$318.3	$(5.5)	$(5.5)

	For the Twelve Months Ended December 30, 2012			For the Twelve Months Ended December 25, 2011
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
Derivatives in Cash Flow Hedges
Foreign Currency contracts	Revenue	$1.2	$1.2	Revenue	$(2.8)	$(2.8)
Foreign Currency contracts	Expenses	2.0	2.0	Expenses	5.3	5.3

		$3.2	$3.2		$2.5	$2.5

	Gain (Loss) Recognized in OCI for Derivative Instruments (1)
	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Interest rate contract	$—	$—	$1.8
Foreign exchange contracts	12.6	(7.9)	1.0

	$12.6	$(7.9)	$2.8

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of December 30, 2012			As of December 25, 2011
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
		(In millions)			(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Current assets	$—	$—	Current assets	$4.6	$—
Foreign Exchange Contracts	Current liabilities	12.1	—	Current liabilities	13.7	—

Total derivatives, net		$12.1	$—		$18.3	$—

	For the Twelve Months Ended December 30, 2012		For the Twelve Months Ended December 25, 2011
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
		(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$0.1	Revenue	$(0.2)
Foreign Exchange Contracts	Expenses	0.6	Expenses	(0.2)

Net gain (loss) recognized in income		$0.7		$(0.4)

NOTE 17—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

The company is currently organized into three reportable segments. The organization is an application based structure which corresponds with the way the company manages the business. The majority of the company’s activities are aligned into two focus areas; The Mobile, Computing, Consumer, and Communication (MCCC) business, which focuses on mobile, computing and multimedia applications with typically lower power requirements, and the Power Conversion, Industrial, and Automotive (PCIA) business, which focuses on the higher power requirements for motor control solutions, power supplies, power conversion and automotive drive train applications. Each of these segments has a relatively small set of leading customers, common technology requirements and similar design cycles. The Standard Discrete and Standard Linear (SDT) business is managed separately as a third segment.

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

The following table presents selected statement of operations information on reportable segments for 2012, 2011 and 2010.

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
	(In millions)
Revenue and Operating Income:
MCCC
Total revenue	$570.2	$579.1	$585.5
Operating income	103.5	100.4	141.3

PCIA
Total revenue	694.0	807.4	765.4
Operating income	120.2	211.9	205.6

SDT
Total revenue	141.7	202.3	248.8
Operating income	18.6	46.3	50.0

Corporate
Restructuring and impairments expense	(14.1)	(2.8)	(7.0)
Stock-based compensation expense	(22.6)	(24.8)	(20.9)
Selling, general and administrative expense	(159.8)	(162.8)	(169.3)
Charge for litigation	(1.3)	—	(8.0)
Other	0.2	(3.3)	(7.1)

Total Consolidated
Total revenue	$1,405.9	$1,588.8	$1,599.7
Operating income	$44.7	$164.9	$184.6
Realized loss on sale of securities	$12.9	$—	$—
Other expense, net	$8.1	$7.2	$9.9

Income before income taxes	$23.7	$157.7	$174.7

PCIA revenue for the year ended 2012 includes $8.5 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from the Thailand floods in the fourth quarter of 2011.

Revenue from one customer represents approximately 11.9% of the Company’s total 2012 revenue. Revenue from this customer is included in all reportable segments revenue.

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

Depreciation and amortization by reportable operating segment were as follows:

	Year Ended
	December 30, 2012	December 25, 2011	December 26, 2010
	(In millions)
MCCC	$58.6	$56.7	$64.6
PCIA	65.6	83.2	79.1
SDT	11.1	10.6	12.6

Total	$135.3	$150.5	$156.3

Geographic revenue information is based on the customer location within the indicated geographic region. Revenue by geographic region was as follows:

	Year Ended
	December 30, 2012	December 26, 2011	December 26, 2010
	(In millions)
Total Revenue:
U.S.	$126.5	$158.9	$176.0
Other Americas	28.1	31.8	48.0
Europe	182.8	206.5	224.0
China	492.1	524.3	527.9
Taiwan	196.8	222.4	223.9
Korea	126.5	174.8	207.9
Other Asia/Pacific	253.1	270.1	192.0

Total	$1,405.9	$1,588.8	$1,599.7

Other Asia/Pacific includes Japan, Singapore, and Malaysia.

Geographic property, plant and equipment balances as of December 30, 2012 and December 25, 2011 are based on the physical locations within the indicated geographic areas and are as follows:

	December 30, 2012	December 25, 2011
	(In millions)
Property, Plant & Equipment, Net:
U.S.	$259.1	$251.6
Korea	249.2	250.8
Philippines	59.8	55.1
Malaysia	81.1	75.7
China	110.2	126.1
All Others	5.5	6.1

Total	$764.9	$765.4

NOTE 18—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for 2012 and 2011 (in millions, except per share amounts):

	2012
	First	Second	Third	Fourth
Total revenue	$352.2	$361.5	$358.8	$333.4
Gross margin	104.9	117.7	120.1	99.3
Net income	1.6	11.9	24.7	(13.6)
Basic income (loss) per common share	$0.01	$0.09	$0.19	$(0.11)
Diluted income (loss) per common share	$0.01	$0.09	$0.19	$(0.11)

	2011
	First	Second	Third	Fourth
Total revenue	$413.0	$433.2	$403.2	$339.4
Gross margin	152.0	160.7	144.8	101.7
Net income	43.5	44.9	35.8	21.3
Basic income per common share	$0.34	$0.35	$0.28	$0.17
Diluted income per common share	$0.33	$0.34	$0.28	$0.17

NOTE 19—SUBSEQUENT EVENTS

The company has evaluated subsequent events and did not identify any events that required disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 30, 2012, the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed and operating effectively as of December 30, 2012 at a reasonable assurance level.

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

Fairchild Semiconductor’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 30, 2012. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management believes that, as of December 30, 2012, the company’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of Fairchild’s internal control over financial reporting as of December 30, 2012, and has issued a report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during our year ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

The information regarding our Code of Business Conduct and Ethics set forth under the caption “Governance at Fairchild Semiconductor—Senior Officer Code of Business Conduct and Ethics” appearing in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 8, 2013, which will be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2012 (the “2013 Proxy Statement”), is incorporated by reference.

The information regarding directors set forth under the caption “Proposal 1—Election of Directors” appearing in the 2013 Proxy Statement, is incorporated by reference.

The information regarding executive officers set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K is incorporated by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement is incorporated by reference.

The information regarding our Audit Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2013 Proxy Statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis and “Director Compensation” in the 2013 Proxy Statement is incorporated by reference.

The information regarding our Compensation Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2013 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers” in the 2013 Proxy Statement is incorporated by reference.

The information regarding our equity compensation plans as set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Programs” in Item 5 of this annual report on Form 10-K is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Policies and Procedures for Approval of Related Party Transactions” in the 2013 Proxy Statement is incorporated by reference.

The information regarding director independence set forth under the caption “Corporate Governance, Board Meetings and Committees” in the 2013 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” included under the proposal entitled “Proposal 4—Ratify Appointment of KPMG LLP as Independent Registered Public Accounting Firm of the Company for 2013” in the 2013 Proxy Statement is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. Financial Statements included in this annual report are listed under Item 8.

(2)	Financial Statement Schedules. Financial Statement schedules included in this report are listed under Item 15(b).

(3)	List of Exhibits. See the Exhibit Index beginning on page 102 of this annual report.

(b)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Schedule II—Valuation and Qualifying Accounts.

All other schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules are set forth in the financial statements or the notes thereto.

Description	Price Protection	Product Returns	Other Returns and Allowances	Deferred Tax Valuation Allowance
	(In millions)
Balances at December 27, 2009	$17.3	$11.3	$4.2	$209.1

Charged to costs and expenses, or revenues	32.3	23.4	11.4	3.9
Deductions	(40.2)	(22.9)	(10.0)	(8.0)
Charged to other accounts	—	0.1	—	0.7

Balances at December 26, 2010	$9.4	$11.9	$5.6	$205.7

Charged to costs and expenses, or revenues	37.6	20.9	14.3	—
Deductions	(37.0)	(21.7)	(17.1)	(36.8)
Charged to other accounts	—	0.1	—	2.2

Balances at December 25, 2011	$10.0	$11.2	$2.8	$171.1

Charged to costs and expenses, or revenues	39.1	19.2	13.9	—
Deductions	(40.4)	(21.6)	(13.1)	(9.8)
Charged to other accounts	—	(1.4)	1.4	(6.8)

Balances at December 30, 2012	$8.7	$7.4	$5.0	$154.5

EXHIBIT INDEX

Exhibit No.	Description
3.01(i)	Second Restated Certificate of Incorporation. (5)

3.01(i)	Certificate of Amendment to the Second Restated Certificate of Incorporation (18)

3.01(i)	Third Amended and Restated Certificate of Incorporation (26)

3.01(ii)	Bylaws, as amended through August 15, 2012. (21)

10.01	Credit Agreement, dated as of June 26, 2006. (13)

10.02*	Executive Severance Policy. (14)

10.03*	Form of Executive Severance Policy Designation and Agreement (Non-California Employees). (17)

10.04*	Form of Executive Severance Policy Designation and Agreement (California Employees). (17)

10.05	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (3)

10.06	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (1)

10.07*	Fairchild Benefit Restoration Plan. (1)

10.08*	Fairchild Incentive Plan. (22)

10.09*	Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan. (4)

10.10	Incremental Term Loan Commitment Agreement dated as of May 16, 2008. (19)

10.11*	Fairchild Enhanced Incentive Plan (22)

10.13*	Fairchild Semiconductor International, Inc. Employees Stock Purchase Plan. (25)

10.14*	Non-Qualified Stock Option Agreement, dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (7)

10.15*	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (9)

10.16*	Fairchild Semiconductor Stock Plan. (11)

10.17*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan. (6)

10.18*	Form of Deferred Stock Unit Agreement under the Fairchild Semiconductor Stock Plan. (6)

10.19*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor Stock Plan. (18)

10.20*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (9)

10.21*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (12)

10.22*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 10, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (12)

10.23*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 27, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Frey. (12)

Exhibit No.	Description
10.24	Employment Agreement, dated as of December 9, 2009 between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation. (21)

10.25	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd. (2)

10.26	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company. (20)

10.27*	Fairchild Semiconductor 2007 Stock Plan. (26)

10.28*	Fairchild Semiconductor Corporation Restated Severance Benefit Plan. (15)

10.29*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (27)

10.30*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (27)

10.31*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor 2007 Stock Plan. (15)

10.32*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor 2007 Stock Plan. (15)

10.33	Second Amendment to Credit Agreement (18)

10.34*	Long-Term Incentive Compensation Award Agreement dated December 22, 2010 between Mark S. Thompson and Fairchild Semiconductor International, Inc. (23)

10.35	Credit Agreement dated as of May 20, 2011 (24)

10.36*	Employment Agreement, dated as of August 31, 2012 between Vijay Ullal and Fairchild Semiconductor International, Inc. (14)

14.01	Code of Business Conduct and Ethics. (10)

21.01	List of Subsidiaries.

23.01	Consent of KPMG LLP.

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
(1)	Incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).
(2)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).
(3)	Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).
(4)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.

(5)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004, filed May 7, 2004.
(6)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed October 7, 2004 (File No. 333-119595).
(7)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 3, 2004.
(8)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, filed August 5, 2005.
(9)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, filed November 4, 2005.
(10)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed April 20, 2012.
(11)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed May 5, 2006.
(12)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed May 12, 2006.
(13)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed August 9, 2006.
(14)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 9, 2012.
(15)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, filed August 9, 2007.
(16)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 11, 2007.
(17)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, filed February 28, 2008.
(18)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010 filed August 4, 2010.
(19)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.
(20)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.
(21)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed August 15, 2012.
(22)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009, filed on August 7, 2009.
(23)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010, filed on February 24, 2011.
(24)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011, filed on August 5, 2011.
(25)	Incorporated by reference from Fairchild Semiconductor International, Inc.'s Report filed on Form 8-K on May 7, 2009.
(26)	Incorporated by reference from Fairchild Semiconductor International Inc.’s current report on Form 8-K filed May 3, 2012.
(27)	Incorporated by reference from Fairchild Semiconductor International Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

/S/ MARK S. THOMPSON
Mark S. Thompson
Chairman and Chief Executive Officer

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARK S. THOMPSON Mark S. Thompson	Chairman of the Board of Directors, Chairman and Chief Executive Officer (principal executive officer)	February 28, 2013

/S/ MARK S. FREY Mark S. Frey	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 28, 2013

/S/ ROBIN A. SAWYER Robin A. Sawyer	Vice President, Corporate Controller (principal accounting officer)	February 28, 2013

/S/ RONALD W. SHELLY Ronald W. Shelly	Director	February 28, 2013

/S/ CHARLES P. CARINALLI Charles P. Carinalli	Director	February 28, 2013

/S/ THOMAS L. MAGNANTI Thomas L. Magnanti	Director	February 28, 2013

/S/ BRYAN R. ROUB Bryan R. Roub	Director	February 28, 2013

/S/ KEVIN J. MCGARITY Kevin J. McGarity	Director	February 28, 2013

/S/ ANTHONY LEAR Anthony Lear	Director	February 28, 2013

/S/ RANDY W. CARSON Randy W. Carson	Director	February 28, 2013

/S/ TERRY A. KLEBE Terry A. Klebe	Director	February 28, 2013