Form 10-Q
period 2013-03-31
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2013-05-10
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 31, 2013:

Title of Each Class	Number of Shares
Common Stock	127,216,297

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 31, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$371.0	$405.9
Short-term marketable securities	0.1	0.1
Accounts receivable, net of allowances of $23.4 and $21.0 at March 31, 2013 and December 30, 2012, respectively	164.9	136.7
Inventories	226.3	236.7
Deferred income taxes, net of allowances	14.6	16.0
Other current assets	31.0	36.6

Total current assets	807.9	832.0

Property, plant and equipment, net	753.3	764.9
Deferred income taxes, net of allowances	30.0	28.6
Intangible assets, net	43.5	47.3
Goodwill	169.3	169.3
Long-term securities	2.5	2.6
Other assets	33.9	39.2

Total assets	$1,840.4	$1,883.9

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108.9	$115.7
Accrued expenses and other current liabilities	75.4	89.2

Total current liabilities	184.3	204.9

Long-term debt, less current portion	250.1	250.1
Deferred income taxes	28.4	27.6
Other liabilities	17.5	31.3

Total liabilities	480.3	513.9
Commitments and contingencies
Temporary equity - deferred stock units	3.2	2.9
Stockholders’ equity:
Common stock	1.4	1.4
Additional paid-in capital	1,497.3	1,498.5
Accumulated deficit	(17.9)	(17.4)
Accumulated other comprehensive loss	0.3	5.1
Less treasury stock (at cost)	(124.2)	(120.5)

Total stockholders’ equity	1,356.9	1,367.1

Total liabilities, temporary equity and stockholders’ equity	$1,840.4	$1,883.9

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012

Total revenue	$343.2	$352.2
Cost of sales	250.8	247.3

Gross margin	92.4	104.9

Gross margin %	26.9%	29.8%

Operating expenses:
Research and development	42.6	40.1
Selling, general and administrative	51.6	54.7
Amortization of acquisition-related intangibles	3.8	4.8
Restructuring and impairments	1.2	2.4
Release of litigation charge	(12.6)	—

Total operating expenses	86.6	102.0

Operating income	5.8	2.9

Other expense, net	4.6	1.5

Income before income taxes	1.2	1.4

Provision (benefit) for income taxes	1.7	(0.2)

Net income (loss)	$(0.5)	$1.6

Net income (loss) per common share:
Basic	$(0.00)	$0.01

Diluted	$(0.00)	$0.01

Weighted average common shares:
Basic	127.2	126.3

Diluted	127.2	129.2

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net income (loss)	$(0.5)	$1.6
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(3.3)	4.0
Net amount reclassified to earnings for hedging (1)	(1.5)	(0.7)
Net change associated with fair value of securities	—	(2.9)
Net change associated with pension transactions	—	—

Comprehensive income (loss)	$(5.3)	$2.0

	2013	2012
(1) Net amount reclassified for cash flow hedges included in net revenue	$—	$(0.5)
Net amount reclassified for cash flow hedges included in cost of goods sold	(1.2)	(0.3)
Net amount reclassified for cash flow hedges included in SG&A	(0.3)	0.1

Total net amount reclassified to earnings for hedging	$(1.5)	$(0.7)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net income (loss)	$(0.5)	$1.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36.4	34.3
Non-cash stock-based compensation expense	6.3	6.9
Non-cash interest income	—	(0.1)
Non-cash financing expense	0.3	0.3
Non-cash impairment of equity investment	3.0	—
Loss on disposal of property, plant, and equipment	—	0.2
Deferred income taxes, net	0.8	(2.2)
Release of litigation charge	(12.6)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(28.2)	(23.7)
Inventories	10.4	5.5
Other current assets	—	9.8
Current liabilities	(13.1)	(13.2)
Other assets and liabilities, net	(6.8)	(2.6)

Net cash provided by (used in) operating activities	(4.0)	16.8

Cash flows from investing activities:
Maturity of marketable securities	0.1	0.1
Capital expenditures	(19.9)	(49.8)
Purchase of molds and tooling	(0.4)	(0.5)

Net cash used in investing activities	(20.2)	(50.2)

Cash flows from financing activities:
Proceeds from issuance of common stock and from exercise of stock options	0.4	0.4
Purchase of treasury stock	(3.7)	—
Shares withheld for employees taxes	(7.4)	(9.0)

Net cash used in financing activities	(10.7)	(8.6)

Net change in cash and cash equivalents	(34.9)	(42.0)
Cash and cash equivalents at beginning of period	405.9	423.3

Cash and cash equivalents at end of period	$371.0	$381.3

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 30, 2012. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 30, 2012. Certain amounts for prior periods have been reclassified to conform to the current presentation. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year. The company’s fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week is included in the first quarter of the year. The company’s results for the three months ended March 31, 2013 and April 1, 2012 consists of 13 weeks and 14 weeks, respectively.

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

Note 2 – Financial Statement Details

	March 31, 2013	December 30, 2012
	(In millions)
Inventories
Raw materials	$34.8	$36.8
Work in process	128.6	136.6
Finished goods	62.9	63.3

	$226.3	$236.7

	March 31, 2013	December 30, 2012
	(In millions)
Property, plant and equipment
Land and improvements	$24.8	$24.8
Buildings and improvements	396.6	394.1
Machinery and equipment	1,805.0	1,786.3
Construction in progress	131.2	133.1

Total property, plant and equipment	2,357.6	2,338.3
Less accumulated depreciation	1,604.3	1,573.4

	$753.3	$764.9

	March 31, 2013	December 30, 2012
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$42.0	$45.8
Accrued interest	—	0.4
Taxes payable	10.9	20.5
Restructuring and impairments	2.5	4.1
Other	20.0	18.4

	$75.4	$89.2

	Three Months Ended
	March 31, 2013	April 1, 2012
	(in millions)
Other expense, net
Interest expense	$1.7	$2.1
Interest income	(0.2)	(0.7)
Other (income) expense, net	3.1	0.1

Other expense, net	$4.6	$1.5

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

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In millions, except per share data)
Basic:
Net income (loss)	$(0.5)	$1.6

Weighted average shares outstanding	127.2	126.3

Net income (loss) per share	$(0.00)	$0.01

Diluted:
Net income (loss)	$(0.5)	$1.6

Basic weighted average shares outstanding	127.2	126.3
Assumed exercise of common stock equivalents	—	2.9

Diluted weighted average common and common equivalent shares	127.2	129.2

Net income (loss) per share	$(0.00)	$0.01

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	4.1	6.0

Note 4 – Supplemental Cash Flow Information

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In millions)
Cash paid for:
Income taxes, net	$4.6	$3.9

Interest	$1.6	$2.0

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

The assets and liabilities measured at fair value on a recurring basis include securities and derivatives. Financial instruments classified as Level 1 are securities traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency-backed securities that are traded by dealers or brokers in active over-the-counter markets. Derivatives are classified as Level 2 financial instruments. Auction rate securities were classified as Level 3 financial instruments in 2012. There are no level 3 instruments in 2013.

The fair value of securities is based on quoted market prices at the date of measurement. All of the company’s derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, the company measures fair value using prices obtained from the counterparties with whom the company has traded. The counterparties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, the company classifies these derivatives as Level 2.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013.

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Foreign Currency Derivatives
Assets	$2.3	$—	$2.3	$—
Liabilities	(0.2)	—	(0.2)	—

	$2.1	$—	$2.1	$—

Securities
Marketable securities	$2.6	$2.6	$—	$—

	$2.6	$2.6	$—	$—

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under the Financial Instrument Topic of the FASB ASC. The market rates are currently lower than our interest rate of Libor + 1.75. In order to calculate the fair market value of the loan we have discounted the future payment stream at the current market rate. See Note 12 for more information on the credit facility.

	March 31, 2013		December 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Revolving Credit Facility borrowings	$250.0	$252.4	$250.0	$250.0

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the three months ended March 31, 2013. No cash flow hedges were derecognized or discontinued during the three months ended March 31, 2013.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $1.3 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next twelve months.

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

The tables below show the notional principal and the location and amounts of the derivative fair values in the consolidated balance sheet as of March 31, 2013 and December 30, 2012 as well as the location of derivative gains and losses in the statement of operations for the three months ended March 31, 2013 and April 1, 2012. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the end of the period and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 31, 2013 and December 30, 2012. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	As of March 31, 2013				As of December 30, 2012
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges

Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$89.5	$0.7	$0.7	Current assets	$6.4	$0.3	$0.3
Derivatives for forecasted revenues	Current liabilities	—	—	—	Current liabilities	51.7	(0.9)	(0.9)
Derivatives for forecasted expenses	Current assets	211.6	1.6	1.6	Current assets	213.3	7.6	7.6
Derivatives for forecasted expenses	Current liabilities	5.5	(0.1)	(0.1)	Current liabilities	2.8	—	—

Total foreign exchange contract derivatives		$306.6	$2.2	$2.2		$274.2	$7.0	$7.0

	For the Three Months Ended March 31, 2013			For the Three Months Ended April 1, 2012
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI

Foreign Currency contracts	Revenue	$—	$—	Revenue	$0.5	$0.5
Foreign Currency contracts	Expenses	1.5	1.5	Expenses	0.2	0.2

		$1.5	$1.5		$0.7	$0.7

Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The gross amounts of the above assets and liabilities are as follows:

As of March 31, 2013		As of December 30, 2012

Gross Assets	$3.5	Gross Assets	$8.1
Gross Liabilities	(1.2)	Gross Liabilities	(0.2)

Current Assets	$2.3	Current Assets	$7.9

Gross Assets	$—	Gross Assets	$0.5
Gross Liabilities	(0.1)	Gross Liabilities	(1.4)

Current Liabilities	$(0.1)	Current Liabilities	$(0.9)

Gain (Loss) Recognized in OCI for Derivative Instruments (1)
Three Months Ended March 31, 2013
Foreign exchange contracts	$2.2

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of March 31, 2013			As of December 30, 2012
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)			(In millions)

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Current assets	$—	$—	Current assets	$—	$—
Foreign Exchange Contracts	Current liabilities	28.7	(0.1)	Current liabilities	12.1	—

Total derivatives, net		$28.7	($0.1)		$12.1	$—

	For the Three Months Ended March 31, 2013		For the Three Months Ended April 1, 2012
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$0.1	Revenue	$0.1
Foreign Exchange Contracts	Expenses	(0.2)	Expenses	0.4

Net gain (loss) recognized in income		$(0.1)		$0.5

Note 7 – Securities

The company invests excess cash in marketable securities consisting primarily of money markets, commercial paper, corporate notes and bonds, and U.S. government securities.

All of the company’s securities are classified as available-for-sale. In accordance with the Investments – Debt and Equity Securities Topic of the FASB ASC, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of AOCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no material realized gains or losses on sales of securities in the first three months of 2013 or 2012. There were no sales of securities in the first three months of 2013 or 2012.

Securities are summarized as of March 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.0	$0.3	$—	$2.3
Corporate debt securities	0.1	0.1	—	0.2

Total securities	$2.1	$0.4	$—	$2.5

Securities are summarized as of December 30, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	—	—	—	—

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.1	$0.3	$—	$2.4
Corporate debt securities	0.2	—	—	$0.2

Total securities	$2.3	$0.3	$—	$2.6

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of March 31, 2013.

	Amortized Cost	Market Value
	(In millions)

Due in one year or less	$0.1	$0.1
Due after one year through three years	0.4	0.4
Due after three years through ten years	1.1	1.4
Due after ten years	$0.6	$0.7

	$2.2	$2.6

Note 8 – Segment Information

Fairchild is currently organized onto three reportable segments. The organization is an application based structure which corresponds with the way the company manages the business. The majority of the company’s activities are aligned into two focus areas; MCCC, which focuses on mobile, computing and multimedia applications with typically lower power requirements, and the Power Conversion, Industrial, and Automotive (PCIA) business, which focuses on the higher power requirements for motor control solutions, power supplies, power conversion and automotive drive train applications. Each of these segments has a relatively small set of leading customers, common technology requirements and similar design cycles. The Standard Discrete and Standard Linear (SDT) business is managed separately as a third reportable segment.

The following table presents selected operating segment financial information for the three months ended March 31, 2013 and April 1, 2012.

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In millions)
Revenue and Operating Income:
MCCC
Total revenue	$135.2	$142.6
Operating income	18.0	24.9

PCIA
Total revenue	174.6	174.2
Operating income	21.0	25.0

SDT
Total revenue	33.4	35.4
Operating income	3.2	4.3

Corporate
Restructuring and impairments expense	(1.2)	(2.4)
Stock-based compensation expense	(6.3)	(6.9)
Selling, general and administrative expense	(38.8)	(42.2)
Release of litigation charge	12.6	—
Other (1)	(2.8)	0.2

Total Consolidated
Total revenue	$343.2	$352.2
Operating income	$5.8	$2.9
Other expense, net	4.6	1.5

Income before income taxes	$1.2	$1.4

(1)	Other consists primarily of accelerated depreciation on the closure of our 8 inch line at our Salt Lake facility.

The first quarter of 2013 consists of 13 weeks compared to 14 weeks in the first quarter of 2012.

PCIA revenue for the three months ended March 31, 2013 includes $1.2 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from the Thailand floods in the fourth quarter of 2011.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of March 31, 2013		As of December 30, 2012
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2 -15 years	$250.8	$(231.3)	$250.8	$(228.4)
Customer base	8 -10 years	81.6	(71.7)	81.6	(71.1)
Core technology	10 years	15.7	(4.1)	15.7	(3.9)
In Process R&D	10 years	2.8	(0.3)	2.8	(0.2)
Patents	4 years	5.9	(5.9)	5.9	(5.9)

Subtotal		356.8	(313.3)	356.8	(309.5)

Goodwill		169.3	—	169.3	—

Total		$526.1	$(313.3)	$526.1	$(309.5)

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 30, 2012 and March 31, 2013
Goodwill	$162.0	$156.1	$54.5	$372.6
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$162.0	$7.3	$—	$169.3

The following table presents the estimated amortization expense for intangible assets for the remainder of 2013 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remaining Fiscal 2013	11.7
Fiscal 2014	7.5
Fiscal 2015	5.2
Fiscal 2016	5.5
Fiscal 2017	2.2
Fiscal 2018	2.2

Note 10 – Restructuring and Impairments

During the three months ended March 31, 2013, the company recorded restructuring and impairment charges, net of releases, of $1.2 million. The detail of these charges is presented in the summary table below.

During the three months ended April 1, 2012, the company recorded restructuring and impairment charges, net of 2012 releases, of $2.4 million. The charges include $1.0 million of employee separation costs associated with the 2011 Infrastructure Realignment Program as well as $1.1 million in employee separation costs and $0.4 million in facility closure costs associated with the 2012 Infrastructure Realignment Program.

The 2013 Infrastructure Realignment Program includes costs to close the 8-inch line at our Salt Lake wafer fab facility and the transfer of manufacturing to our 8-inch lines in Korea and Mountaintop, as well as various other organizational changes. The 2012 Infrastructure Realignment Program includes costs for organizational changes in the company’s sales organization, manufacturing sites and manufacturing support organizations, the human resources function, executive management levels, and the MCCC and PCIA product lines as well as the termination of an IT systems lease and the final closure of a warehouse in Korea. The 2011 Infrastructure Realignment Program includes costs for organizational changes in the company’s supply chain management group, the website technology group, the quality organization, and other administrative groups. The 2011 program also includes costs to further improve the company’s manufacturing strategy and changes in the PCIA and MCCC groups as well as a primarily voluntary retirement program at our Mountaintop, Pennsylvania location. The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing the company’s accounting functions. The 2009 Infrastructure Realignment Program included costs associated with the previously planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also included charges for a smaller worldwide cost reduction plan to further right-size our company. The consolidation of the South Korea fabrication lines was completed in 2011. Also during 2011, the company decided to keep open the Mountain Top facility reversing the March 2009 announcement to close the site.

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the quarterly periods ended March 31, 2013.

	Accrual Balance at 12/30/2012	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/31/2013

2010 Infrastructure Realignment Program:
Employee Separation Costs	$0.2	—	(0.1)	—	—	$0.1

2011 Infrastructure Realignment Program:
Employee Separation Costs	0.6	—	(0.2)	—	—	0.4

2012 Infrastructure Realignment Program:
Employee Separation Costs	2.8	0.1	(1.3)	—	—	1.6
Lease Termination Costs	0.5	—	(0.3)	—	—	0.2

2013 Infrastructure Realignment Program:
Employee Separation Costs	—	0.6	(0.4)	—	—	0.2
Line closure costs	—	0.5	(0.5)	—	—	—

	$4.1	1.2	(2.8)	0.0	0.0	$2.5

Note 11 – Contingencies

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found the company’s infringement to have been willful and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. The company appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2013, the court of appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find Fairchild liable for induced infringement. The court also vacated the earlier ruling of willful patent infringement by Fairchild. While the appeals court instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, Fairchild believes that damages on the basis of that level of infringing activity would not be material to Fairchild. Accordingly, the company released $12.6 million from the reserves relating to this case during the first quarter. Power Integrations has requested that the appeals court rehear the case. Although the company believes several aspects of the appeals court ruling apply to issues in other U.S. litigation between the company and Power Integrations, there are differences in the facts, asserted patents and accused products among the cases, and, as a result, no assurance can be given that similar outcomes will necessarily occur in the other lawsuits.

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

The company analyzes potential outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, the company analyzes such outcomes as loss contingencies, and divides them into three categories based on the possibility that the contingency will give rise to an actual loss. The first category represents contingencies for which management believes the possibility of loss is remote. For contingencies in this category, the company does not record a reserve or assess the range of possible losses. The second category represents contingencies for which losses are believed to be reasonably possible. For this category, the company assesses the range of possible losses but does not record a reserve. There are currently no contingencies in this category. The third category represents contingencies for which losses are believed to be probable. For this category, the company determines the range of probable losses and records a reserve reflecting the best estimate within the range. For contingencies within this category, the company currently believes the range of probable losses is approximately $1.5 million to $3.8 million and the best estimate of losses within this range to be $1.5 million as of March 31, 2013 and has recorded this amount as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and resolving such claims.

Note 12 – Long-Term Debt

Long-term debt consists of the following at:

	March 31, 2013	December 30, 2012
	(In millions)

Revolving Credit Facility borrowings	$250.0	$250.0
Other	0.1	0.1

Total debt	$250.1	$250.1
Current portion of long-term debt	—	—

Long-term debt, less current portion	$250.1	$250.1

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

During the first quarter of 2013, as a result of the failure of certain funding plans for one of the strategic investments, the company evaluated the investment for impairment. Based on the current financial position of the investment and the lack of future cash flow funding, the company determined that the investment was impaired and wrote off the full value of $3.0 million.

The total cost basis for strategic investments, which are included in other assets on the balance sheet, was $0.7 million and $3.7 million, net of impairments, as of March 31, 2013 and December 30, 2012, respectively.

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

Overview

We enter 2013 ready to capitalize on higher demand with a pipeline of new products and a lean supply chain. We have a portfolio of technologies to support growing end markets such as mobile, automotive, high efficiency battery charging, appliances, and alternative energy. In the first quarter of 2013, we experienced better than seasonal sales growth and our second quarter guidance reflects a continuation of this momentum. Bookings growth was even stronger than sales in the first quarter especially for original equipment manufacturers. Demand was particularly strong for our products serving the mobile, automotive, industrial, and appliance markets.

We strive to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. While our goal is to manage our production output to maintain channel inventories within a target range of 8 to 9 weeks, at the end of the first quarter, our channel inventories were just over 10 weeks, which was a slight increase from the end of 2012. Internal inventories at the end of the first quarter of 2013 were at $226.3 million, a decrease of $10.4 million compared to the end of 2012.

Our fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week was included in the first quarter of 2012. Our results for the quarter ended March 31, 2013 and April 1, 2012 consist of 13 weeks and 14 weeks, respectively.

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

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended
	March 31, 2013		April 1, 2012
	(Dollars in millions)

Total revenue	$343.2	100.0%	$352.2	100.0%
Gross margin	92.4	26.9%	104.9	29.8%

Operating expenses:
Research and development	42.6	12.4%	40.1	11.4%
Selling, general and administrative	51.6	15.0%	54.7	15.5%
Amortization of acquisition-related intangibles	3.8	1.1%	4.8	1.4%
Restructuring and impairments	1.2	0.3%	2.4	0.7%
Release of litigation charge	(12.6)	-3.7%	—	0.0%

Total operating expenses	86.6	25.2%	102.0	29.0%

Operating income	5.8	1.7%	2.9	0.8%

Other expense, net	4.6	1.3%	1.5	0.4%

Income before income taxes	1.2	0.3%	1.4	0.4%

Provision (benefit) for income taxes	1.7	0.5%	(0.2)	-0.1%

Net income (loss)	$(0.5)	-0.1%	$1.6	0.5%

Adjusted net income (loss), adjusted gross margin, and free cash flow are also included in the table below. These are non-GAAP financial measures and should not be considered a replacement for GAAP results. We present adjusted results because we use them as additional measures of our operating performance. We believe the adjusted information is useful to investors because it illuminates underlying operational trends by excluding certain significant non-recurring or otherwise unusual transactions. Our criteria for adjusted results may differ from methods used by other companies and may not be comparable and should not be considered as alternatives to net income or loss, gross margin, or other measures of consolidated operations and cash flow data prepared in accordance with US GAAP as indicators of our operating performance or as alternatives to cash flow as a measure of liquidity.

	Three Months Ended
	March 31, 2013		April 1, 2012
	(Dollars in millions)

Non GAAP measures
Adjusted net income (loss)	$(2.0)		$8.3
Adjusted gross margin	95.3	27.8%	104.9	29.8%
Free cash flow	(23.9)		(33.0)

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss)
Net income (loss)	$(0.5)		$1.6
Adjustments to reconcile net income (loss) to adjusted net income (loss):
Restructuring and impairments	1.2		2.4
Accelerated depreciation on assets related to fab closure	2.9		—
Write-off of equity investments	3.0		—
Release of litigation charge	(12.6)		—
Amortization of acquisition-related intangibles	3.8		4.8
Associated net tax effects of the above and other acquisition-related intangibles	0.2		(0.5)

Adjusted net income (loss)	$(2.0)		$8.3

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$92.4		$104.9
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	2.9		—

Adjusted gross margin	$95.3		$104.9

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by (used in) operating activities	$(4.0)		$16.8
Capital expenditures	(19.9)		(49.8)

Free cash flow	$(23.9)		$(33.0)

Total Revenues

	Three Months Ended
	March 31, 2013	April 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$343.2	$352.2	$(9.0)	-2.6%

A decrease in average selling prices drove a 5% decrease in revenue. This was offset by a 2% increase in unit volumes sold, despite one less week in the first quarter of 2013 when compared to 2012.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three months ended March 31, 2013 and April 1, 2012. The increase in Asia/Pacific revenue was due to continued strong demand for mobile products including smart phones and tablets. The decrease in Korea revenue was due to a shift in customer sales from Korea to Asia Pacific as well as reduction in sales of our high voltage products.

	Three Months Ended
	March 31, 2013	April 1, 2012

U.S.	9%	10%
Other Americas	2	2
Europe	14	13
China	32	33
Taiwan	13	13
Korea	8	11
Other Asia/Pacific	22	18

Total	100%	100%

Gross Margin

	Three Months Ended
	March 31, 2013	April 1, 2012	$Change Inc (Dec)	% Change Inc (Dec)
Gross Margin $	$92.4	$104.9	$(12.5)	-11.9%
Gross Margin %	26.9%	29.8%		-2.9%

The decrease in gross margin for the first quarter of 2013 as compared to the same period in 2012 was driven by decreased revenue, accelerated depreciation related to the closure of the 8 inch line at our Salt Lake manufacturing facility, increased expenses for indirect materials and inventory write-offs.

Adjusted Gross Margin

	Three Months Ended
	March 31, 2013	April 1, 2012	$Change Inc (Dec)	% Change Inc (Dec)
Adjusted Gross Margin $	$95.3	$104.9	$(9.6)	-9.2%
Adjusted Gross Margin %	27.8%	29.8%		-2.0%

Adjusted gross margin in the first quarter of 2012 did not include $2.9 million of accelerated depreciation related to the planned closure of the 8-inch line at our Salt Lake facility. There were no items adjusted out of gross margin in the first quarter of 2012. See above reconciliation for detail.

Operating Expenses

	Three Months Ended
	March 31, 2013	April 1, 2012	$Change Inc (Dec)	% Change Inc (Dec)
Research and development	$42.6	$40.1	$2.5	6.2%
Selling, general and administrative	$51.6	$54.7	$(3.1)	-5.7%

Operating expenses in the first quarter of 2013 consisted of one less week as compared to 2012. Despite this research and development (R&D) expenses for the first quarter of 2013 were higher as we continue to invest in R&D programs and resources. Selling expense decreased slightly as increased sales and marketing costs were offset by decreased variable compensation. General and administration expenses (G&A) for the first quarter of 2013 decreased when compared to the same period in 2012 due to reduced legal expenses and a decrease in other discretionary spending as well as lower variable compensation.

Restructuring and Impairment. During the three months ended March 31, 2013, we recorded restructuring and impairment charges, net of releases, of $1.2 million. The charges include $0.6 million of employee separation costs and $0.5 million of line closure costs associated with the 2013 Infrastructure Realignment Program as well as $0.1 million in employee separation costs associates with the 2012 Infrastructure Realignment Program.

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

The 2013 Infrastructure Realignment Program includes costs to close the 8-inch line at our Salt Lake wafer fab facility and the transfer of manufacturing to our 8-inch lines in Korea and Mountaintop, as well as various other organizational changes. The 2012 Infrastructure Realignment Program includes costs for organization changes in our sales organization and MCCC and PCIA product lines as well as the final closure of a warehouse in Korea. The 2011 Infrastructure Realignment Program includes costs for organizational changes in our supply chain management group, website technology group, quality organization, and other administrative groups. The 2011 program also includes costs to further improve our manufacturing strategy and changes in both the PCIA and MCCC groups as well as a primarily voluntary retirement program at our Mountaintop, Pennsylvania location. The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of the company’s manufacturing strategy, and costs associated with centralizing our accounting functions.

Other Expense, net.

The following table presents a summary of other expense, net for the three months ended March 31, 2013 and April 1, 2012.

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In millions)
Other expense, net
Interest expense	$1.7	$2.1
Interest income	(0.2)	(0.7)
Other (income) expense, net	3.1	0.1

Other expense, net	$4.6	$1.5

Interest expense. Interest expense in the first quarter of 2013 decreased $0.4 million when compared to the same period in 2012, primarily due to lower debt balances.

Interest income. Interest income in the first quarter of 2013 decreased when compared to the same period in 2012, primarily due to the loss of interest earned on our auction rate securities which were sold at the end of 2012.

Other (income) expense, net. Other expense in the first quarter of 2013 was higher when compared to the same period of 2012, due the write-off of a $3.0 million strategic investment.

Income Taxes. Income tax provision in the first quarter of 2013 was $1.7 million on income before taxes of $1.2 million as compared to income tax benefit of $0.2 million on income before taxes of $1.4 million for the same time period of 2012. The effective tax rate for the first quarter 2013 was 147.7% compared to (17.1%) for the comparable period of 2012. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates as well as the effect of a tax rate change in Korea on deferred tax asset balances in the first quarter of 2012. In the first three months of 2013, the valuation allowance on our deferred tax assets decreased by $3.2 million. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of March 31, 2013, we have recorded a deferred tax liability of $1.8 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow

	Three Months Ended
	March 31, 2013	April 1, 2012	$Change Inc (Dec)	% Change Inc (Dec)

Free Cash Flow	$(23.9)	$(33.0)	$9.1	-27.6%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free Cash flow increased in the first quarter of 2013 as compared to the same period in 2012 as a result of a decrease in capital expenditures in 2013 when compared to 2012 offset in part by a decrease in operating cash flow driven by lower net income and unfavorable changes in working capital accounts. See Free Cash Flow reconciliation in results of operations section above.

Reportable Segments.

The following tables present comparative disclosures of revenue, gross margin, and operating income of our reportable segments.

	Three Months Ended
	March 31, 2013				April 1, 2012
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$135.2	39.4%	34.4%	$18.0	$142.6	40.5%	37.1%	$24.9
PCIA	174.6	50.9%	25.5%	21.0	174.2	49.5%	26.7%	25.0
SDT	33.4	9.7%	16.2%	3.2	35.4	10.1%	18.4%	4.3
Corporate (1)	—	0.0%	0.0%	(36.4)	—	0.0%	0.0%	(51.3)

Total	$343.2	100.0%	26.9%	$5.8	$352.2	100.0%	29.8%	$2.9

(1)	The three months ended March 31, 2013 includes $6.3 million of stock based compensation expense, $1.2 million of restructuring and impairment expense, $2.8 million of other costs which primarily consist of accelerated depreciation related to the closure of our 8-inch line at our Salt Lake facility, $12.6 million favorable impact for the release of a litigation charge, and $38.8 million of SG&A expenses. The three months ended April 1, 2012 includes $6.9 million of stock-based compensation expense, $2.4 million of restructuring and impairments expense, $0.2 of other net gains, and $42.2 million of SG&A expenses, respectively.

MCCC

	Three Months Ended
	March 31, 2013	April 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$135.2	$142.6	$(7.4)	-5.2%
Gross Margin $	$46.5	$52.9	$(6.4)	-12.1%
Gross Margin %	34.4%	37.1%		-2.7%
Operating Income	$18.0	$24.9	$(6.9)	-27.7%

The 5% decrease in MCCC revenue in the first quarter of 2013, as compared to the first quarter of 2012 was driven by a 2% decrease in average selling prices and a 3% decrease in the volume of units sold driven primarily by one less week in the first quarter of 2013. The decreases were driven by reduced unit sales and pricing pressure for our mobile analog IC products. Overall gross margin was down as compared to the first quarter of 2012 due to lower revenue and higher inventory reserves.

MCCC had operating income of $18.0 million for the first quarter of 2013, as compared to $24.9 million for the same period of 2012. Operating income decreased as a result of lower gross margin in the first quarter of 2013 and higher R&D expense for our analog IC mobile products. The higher mobile R&D spend was offset in part by lower spending on low voltage products and one less week of operating expenses in the first quarter of 2013 as compared to 2012.

PCIA

	Three Months Ended
	March 31, 2013	April 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$174.6	$174.2	$0.4	0.2%
Gross Margin $	$44.5	$46.5	$(2.0)	-4.3%
Gross Margin %	25.5%	26.7%		-1.2%
Operating Income	$21.0	$25.0	$(4.0)	-16.0%

PCIA’s revenue in the first quarter of 2013 was flat as compared to first quarter of 2012 as increased unit sales were offset by a decrease in average selling prices and an extra week of revenue in the first quarter of 2012. Improved sales of our automotive power module, new product revenue for our optoelectronics products, and increased sales of our power conversion communication related products drove the improvement in unit sales. These improvements were offset by decreased average selling prices of our high voltage products. Lower gross margin was driven by the increased expenses due to low utilization rates at several of our manufacturing facilities as well as the strengthening of the Korean Won and costs related to the qualification of a new 8-inch fab in Korea.

PCIA had operating income of $21.0 million for the first quarter of 2013, as compared to $25.0 million in the same period of 2012. Lower operating income for the first quarter of 2013 was due to reduced gross margin and higher R&D spending on auto, high voltage and power conversion products. This was offset in part by one less week of operating expenses in 2013.

SDT

	Three Months Ended
	March 31, 2013	April 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$33.4	$35.4	$(2.0)	-5.6%
Gross Margin $	$5.4	$6.5	$(1.1)	-16.9%
Gross Margin %	16.2%	18.4%		-2.1%
Operating Income	$3.2	$4.3	$(1.1)	-25.6%

The SDT revenue decrease in the first quarter of 2013, as compared to the same period in 2012 was primarily driven by a decrease in average selling prices. Lower gross margin was due to lower revenue and higher overhead costs.

SDT had operating income of $3.2 million for the first quarter of 2013, as compared to $4.3 million in the same period of 2012. The decrease in operating income was primarily from lower gross margin. There were also some minor increases in R&D and G&A spending which were offset in part by one less week of operating expenses in 2013.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of March 31, 2013, $193.2 million of our $373.6 million cash and marketable securities balance is located in the United States. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

Our Credit Facility consists of a $400.0 million revolving loan agreement of which $250 million was drawn as of March 31, 2013. After adjusting for outstanding letters of credit, we had $148.4 million available under the Credit Facility. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. We had additional outstanding letters of credit of $1.9 million that do not fall under the senior credit facility. We also had $3.6 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

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

At March 31, 2013, we were in compliance with these covenants and we expect to remain in compliance with the covenants. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our senior credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first three months of 2013, our capital expenditures totaled $19.9 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity securities would cause dilution to our existing stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first three months of 2013, our cash used in operating activities was $4.0 million compared to cash provided by operating activities of $16.8 million in the same period of 2012. The following table presents a summary of net cash provided by (used in) operating activities during the first three months of 2013 and 2012.

	Three Months Ended
	March 31, 2013	April 1, 2012
	(In millions)

Net income (loss)	$(0.5)	$1.6
Depreciation and amortization	36.4	34.3
Non-cash stock-based compensation	6.3	6.9
Deferred income taxes, net	0.8	(2.2)
Release of litigation charge	(12.6)	—
Other, net	3.3	0.4
Change in other working capital accounts	(37.7)	(24.2)

Net cash provided by (used in) operating activities	$(4.0)	$16.8

The change is cash provided by or used in operating activities during the first three months of 2013 as compared to the same period of 2012 was driven by a decrease in net income and changes in other working capital accounts.

Cash used in investing activities during the first three months of 2013 totaled $20.2 million compared to $50.2 million for the same period of 2012. This decrease was driven by a decrease in capital expenditures. Capital expenditures were $19.9 million in the first three months of 2013 compared to $49.8 million in the same time period of 2012, as there was a high level of capital expenditures in 2013 related to the 8 inch line at our Korean wafer manufacturing facility.

Cash used in financing activities totaled $10.7 million in the first three months of 2013 compared to $8.6 million in the same period of 2012. This increase was driven by the purchase of treasury stock in the first quarter of 2013. No treasury stock was purchased in the first quarter of 2012.

As of March 31, 2013, we had $3.1 million of unrecognized tax benefits, compared to approximately $3.0 million at December 30, 2012. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

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

Recently Issued Financial Accounting Standards

In January 2013, the FASB issued Accounting Standards Update No. 2013-01 (ASU 2013-01), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This standard addressed implementation issues about the scope of ASU 2011-11 by clarifying that the scope applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging. This statement is effective for fiscal years and interim periods beginning after January 1, 2013. The adoption of ASU 2013-01 did not have a material effect on our consolidated financial position and results of operations and statements of cash flows although we have added some additional disclosures.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Other Comprehensive Income. This objective of this update is to improve the reporting of reclassifications out of Other Comprehensive Income (OCI) by requiring an entity to report the effect of significant reclassifications on the respective line items in net income. This statement is effective for fiscal years beginning after December 15, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial position and results of operations and statements of cash flows. A disclosure has been added to our Statement of Other Comprehensive Income.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 (ASU 2013-0), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within is fixed at the reporting date. Examples include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This statement is effective prospectively for business combinations for which the acquisition date is on or after the beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material effect on our consolidated financial statements.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05 (ASU 2013-5), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective of the amendments in this update is to resolve the diversity in practice concerning the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This statement is effective for fiscal years beginning after December 15, 2014. The adoption of ASU 2010-28 will not have a material effect on our consolidated financial position and results of operations and statements of cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International’s annual report on Form 10-K for the year ended December 30, 2012 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. There were no material changes in the information we provided in our Form 10-K during the period covered by this Quarterly Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of March 31, 2013, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first three months of 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of our PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against us. We voluntarily stopped U.S. sales and importation of those products in 2007 and have been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found our infringement to have been willful, and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2013, the court of appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find us liable for induced infringement. The court also vacated the earlier ruling of willful patent infringement by us. While the appeals court instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, we believe that damages on the basis of that level of infringing activity would not be material to us. Accordingly, we released $12.6 million from our reserves relating to this case during the first quarter. Power Integrations has requested that the appeals court rehear the case. Although we believe several aspects of the appeals court ruling apply to issues in other U.S. litigation between us and Power Integrations, there are differences in the facts, asserted patents and accused products among the cases, and, as a result, no assurance can be given that similar outcomes will necessarily occur in the other lawsuits.

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

We analyze potential outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, we analyze such outcomes as loss contingencies, and divide them into three categories based on the possibility that the contingency will give rise to an actual loss. The first category represents contingencies for which we believe the possibility of a loss is remote. For contingencies in this category, we do not record a reserve or assess the range of possible losses. The second category represents contingencies for which losses are believed to be reasonably possible. For this category, we assess the range of possible losses but do not record a reserve. There are currently no contingencies in this category. The third category represents contingencies for which losses are believed to be probable. For this category, we determine the range of probable losses and record a reserve reflecting the best estimate within the range. For contingencies within this category, we currently believe the range of probable losses is approximately $1.5 million to $3.8 million. We believe the best estimate of losses within this range to be $1.5 million as of March 31, 2013 and have recorded this amount as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and resolving such claims.

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

If we acquire another business, the process of integrating an acquired business into our existing operations may result in unforeseen operating difficulties and may require us to use significant financial resources on the acquisition that may otherwise be needed for the ongoing development or expansion of existing operations. Some of the risks associated with acquisitions include:

•	unexpected losses of key employees, customers or suppliers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	inability to realize anticipated synergies;

•	negotiating with labor unions; and

•	increasing the scope, geographic diversity and complexity of our operations.

•	In addition, we may encounter unforeseen obstacles or costs in the integration of other businesses we acquire.

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

Compliance with new regulations regarding the use of “conflict minerals could limit the supply and increase the cost of certain metals used in manufacturing our products.

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

Distributors accounted for 61% of our net sales for the three months ended March 31, 2013. We anticipate that this percentage may decrease as we begin to sell more products directly to our customers. Our top five distributors worldwide accounted for 21% of our net sales for the three months ended March 31, 2013. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Additionally, because distributors may offer competing products, certain distributors may be less inclined to sell our products as a result of our direct sales increase. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several dollars, whereas the personal computer might be sold by the computer maker for several hundred dollars. Although we maintain rigorous quality control systems, we manufacture and sell approximately 16 billion individual semiconductor devices per year to customers around the world, and in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to published specifications. Additionally, while we attempt to contractually limit our customers use of our products, we cannot be certain that our distributors will not sell our products to customers who intend to use them in applications for which we did not intend them to be used. Since a defect or failure in one of our products could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. Furthermore, even though we attempt, through our standard terms and conditions of sale and other customer contracts, to contractually limit our liability to replace the defective goods or refund the purchase price, we cannot be certain that these claims will not expose us to potential product liability, warranty liability, personal injury or property damage claims relating to the use of those products. In the past, we have received claims for charges, such as for labor and other costs of replacing defective parts or repairing the products into which the defective products are incorporated, lost profits and other damages. In addition, our ability to reduce such liabilities, whether by contracts or otherwise, may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. For example, from 2001 to 2008 we received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound, and we were named in lawsuits relating to these mold compound claims.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 75% of our revenues in three months ended March 31, 2013 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 8% of our revenue for the three months ended March 31, 2013.

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

At March 31, 2013 we had total debt of $250.1 million and the ratio of this debt to equity was approximately 0.2 to 1. As of March 31, 2013, our credit facility consists of a $400 million in a revolving line of credit. Adjusted for outstanding letters of credit, we had up to $148.4 million available under the revolving loan portion of the senior credit facility. In addition, there is a $150 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of March 31, 2013, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

December 31, 2012 - January 27, 2013	—	—	—	—
January 28, 2013 - February 24, 2013	25,000	14.74	—	—
February 25, 2013 - March 31, 2013	233,625	14.19	—	—

Total	258,625	14.25	—	—

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

Fairchild Semiconductor International, Inc.

Date: May 10, 2013	/s/ Mark Frey
Mark S. Frey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer)