Form 10-Q
period 2013-06-30
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2013-08-09
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 30, 2013:

Title of Each Class	Number of Shares
Common Stock	127,604,329

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 30,	December 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$394.8	$405.9
Short-term marketable securities	0.1	0.1
Accounts receivable, net of allowances of $22.8 and $21.1 at June 30, 2013 and December 30, 2012, respectively	153.9	136.7
Inventories	238.0	236.7
Deferred income taxes, net of allowances	14.9	16.0
Other current assets	25.3	36.6

Total current assets	827.0	832.0
Property, plant and equipment, net	741.4	764.9
Deferred income taxes, net of allowances	29.6	28.6
Intangible assets, net	39.5	47.3
Goodwill	169.3	169.3
Long-term securities	2.4	2.6
Other assets	31.6	39.2

Total assets	$1,840.8	$1,883.9

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112.1	$115.7
Accrued expenses and other current liabilities	79.3	89.2

Total current liabilities	191.4	204.9

Long-term debt, less current portion	250.1	250.1
Deferred income taxes	28.9	27.6
Other liabilities	17.8	31.3

Total liabilities	488.2	513.9
Commitments and contingencies
Temporary equity – deferred stock units	3.0	2.9
Stockholders’ equity:
Common stock	1.4	1.4
Additional paid-in capital	1,505.0	1,498.5
Accumulated deficit	(25.4)	(17.4)
Accumulated other comprehensive income (loss)	(2.2)	5.1
Less treasury stock (at cost)	(129.2)	(120.5)

Total stockholders’ equity	1,349.6	1,367.1

Total liabilities, temporary equity and stockholders’ equity	$1,840.8	$1,883.9

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Total revenue	$356.5	$361.5	$699.7	$713.7
Cost of sales	252.8	243.8	503.6	491.1

Gross margin	103.7	117.7	196.1	222.6

Gross margin %	29.1%	32.6%	28.0%	31.2%

Operating expenses:
Research and development	46.0	41.1	88.6	81.2
Selling, general and administrative	52.2	55.1	103.8	109.8
Amortization of acquisition-related intangibles	3.9	4.4	7.7	9.2
Restructuring and impairments	3.4	0.5	4.6	2.9
Charge for (release of) litigation	—	1.3	(12.6)	1.3

Total operating expenses	105.5	102.4	192.1	204.4

Operating income (loss)	(1.8)	15.3	4.0	18.2

Other expense, net	1.6	1.5	6.2	3.0

Income (loss) before income taxes	(3.4)	13.8	(2.2)	15.2

Provision for income taxes	4.1	1.9	5.8	1.7

Net income (loss)	$(7.5)	$11.9	$(8.0)	$13.5

Net income (loss) per common share:
Basic	$(0.06)	$0.09	$(0.06)	$0.11

Diluted	$(0.06)	$0.09	$(0.06)	$0.10

Weighted average common shares:
Basic	127.6	126.9	127.4	126.6

Diluted	127.6	128.7	127.4	129.1

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
Net income (loss)	$(7.5)	$11.9	$(8.0)	$13.5
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(2.0)	(1.6)	(5.3)	2.4
Net amount reclassified to earnings for hedging (1)	(0.5)	(0.1)	(2.0)	(0.8)
Net change associated with fair value of securities	(0.1)	(1.1)	(0.1)	(4.0)
Net change associated with pension transactions	0.1	—	0.1	—

Comprehensive income (loss)	$(10.0)	$9.1	$(15.3)	$11.1

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
(1) Net amount reclassified for cash flow hedges included in net revenue	$(0.2)	$(0.6)	$(0.3)	$(1.0)
Net amount reclassified for cash flow hedges included in cost of goods sold	($0.3)	$0.3	($1.4)	$0.0
Net amount reclassified for cash flow hedges included in SG&A	$0.0	$0.2	($0.3)	$0.2
Total net amount reclassified to earnings for hedging	$0.0	$0.0	$0.0	$0.0

	$(0.5)	$(0.1)	$(2.0)	$(0.8)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(8.0)	$13.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72.5	66.6
Non-cash stock-based compensation expense	14.2	14.2
Non-cash interest income		(0.3)
Non-cash financing expense	0.5	0.6
Non-cash impairment of equity investment	3.0	—
Loss on disposal of property, plant, and equipment	0.8	0.6
Deferred income taxes, net	1.4	(3.9)
Release of litigation accrual	(12.6)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(17.2)	(5.1)
Inventories	(1.2)	(5.5)
Other current assets	4.3	9.0
Current liabilities	(3.7)	(9.3)
Other assets and liabilities, net	(7.8)	(0.9)

Net cash provided by operating activities	46.2	79.5

Cash flows from investing activities:
Purchase of marketable securities	0.0	(0.5)
Sale of securities	0.0	0.3
Maturity of marketable securities	0.1	0.2
Capital expenditures	(40.1)	(80.1)
Purchase of molds and tooling	(1.1)	(0.9)

Net cash used in investing activities	(41.1)	(81.0)

Cash flows from financing activities:
Proceeds from issuance of common stock and from exercise of stock options	0.5	0.6
Purchase of treasury stock	(8.7)	(10.7)
Shares withheld for employees taxes	(8.0)	(9.4)

Net cash used in financing activities	(16.2)	(19.5)

Net change in cash and cash equivalents	(11.1)	(21.0)
Cash and cash equivalents at beginning of period	405.9	423.3

Cash and cash equivalents at end of period	$394.8	$402.3

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 30, 2012. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 30, 2012. Certain amounts for prior periods have been reclassified to conform to the current presentation. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year. The company’s fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week is included in the first quarter of the year. The company’s results for the six months ended June 30, 2013 and July 1, 2012 consists of 26 weeks and 27 weeks, respectively.

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

Note 2 – Financial Statement Details

	June 30, 2013	December 30, 2012
	(In millions)
Inventories
Raw materials	$39.6	$36.8
Work in process	126.1	136.6
Finished goods	72.3	63.3

	$238.0	$236.7

	June 30, 2013	December 30, 2012
	(In millions)
Property, plant and equipment
Land and improvements	$24.8	$24.8
Buildings and improvements	398.4	394.1
Machinery and equipment	1,822.8	1,786.3
Construction in progress	125.6	133.1

Total property, plant and equipment	2,371.6	2,338.3
Less accumulated depreciation	1,630.2	1,573.4

	$741.4	$764.9

	June 30, 2013	December 30, 2012
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$46.5	$45.8
Taxes payable	9.0	20.5
Restructuring and impairments	3.0	4.1
Other	20.8	18.8

	$79.3	$89.2

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in millions)		(in millions)
Other expense, net
Interest expense	$1.6	$1.9	$3.3	$4.0
Interest income	(0.1)	(0.5)	(0.3)	(1.2)
Other (income) expense, net	0.1	0.1	3.2	0.2

Other expense, net	$1.6	$1.5	$6.2	$3.0

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

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In millions, except per share data)
Basic:
Net income (loss)	$(7.5)	$11.9	$(8.0)	$13.5

Weighted average shares outstanding	127.6	126.9	127.4	126.6

Net income (loss) per share	$(0.06)	$0.09	$(0.06)	$0.11

Diluted:
Net income (loss)	$(7.5)	$11.9	$(8.0)	$13.5

Basic weighted average shares outstanding	127.6	126.9	127.4	126.6
Assumed exercise of common stock equivalents	0.0	1.8	0.0	2.5

Diluted weighted average common and common equivalent shares	127.6	128.7	127.4	129.1

Net income (loss) per share	$(0.06)	$0.09	$(0.06)	$0.10

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	2.4	3.6	2.2	4.7

Note 4 – Supplemental Cash Flow Information

	Six Months Ended
	June 30, 2013	July 1, 2012
	(In millions)
Cash paid for:
Income taxes, net	$6.5	$9.2

Interest	$2.9	$3.6

Note 5 – Fair Value

Fair Value of Financial Instruments. The company groups its financial assets and liabilities measured at fair value on a recurring basis in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013.

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Foreign Currency Derivatives
Assets	$0.8	$—	$0.8	$—
Liabilities	(1.0)	—	(1.0)	—

	$(0.2)	$—	$(0.2)	$—

Securities
Marketable securities	$2.5	$2.5	$—	$—

	$2.5	$2.5	$—	$—

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt. The market rates are currently lower than our interest rate of Libor plus 1.75%. In order to calculate the fair market value of the loan we have discounted the future payment stream at the current market rate. See Note 12 for more information on the credit facility.

	June 30, 2013		December 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Revolving Credit Facility	$250.0	$251.8	$250.0	$250.0

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness did not have a material impact on earnings for the six months ended June 30, 2013. No cash flow hedges were derecognized or discontinued during the six months ended June 30, 2013.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $2.1 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next twelve months.

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

The tables below show the notional principal and the location and amounts of the derivative fair values in the consolidated balance sheet as of June 30, 2013 and December 30, 2012 as well as the location of derivative gains and losses in the statement of operations for the six months ended June 30, 2013 and July 1, 2012. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the end of the period and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 30, 2013 and December 30, 2012. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments.

	As of June 30, 2013				As of December 30, 2012
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges

Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$9.1	$0.5	$0.5	Current assets	$6.4	$0.3	$0.3
Derivatives for forecasted revenues	Current liabilities	54.3	(0.1)	(0.1)	Current liabilities	51.7	(0.9)	(0.9)
Derivatives for forecasted expenses	Current assets	43.2	0.2	0.2	Current assets	213.3	7.6	7.6
Derivatives for forecasted expenses	Current liabilities	187.2	(0.8)	(0.8)	Current liabilities	2.8	—	—

Total foreign exchange contract derivatives		$293.8	$(0.2)	$(0.2)		$274.2	$7.0	$7.0

	For the Six Months Ended June 30, 2013			For the Six Months Ended July 1, 2012
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI

Foreign Currency contracts	Revenue	$0.3	$0.3	Revenue	$1.0	$1.0
Foreign Currency contracts	Expenses	1.7	1.7	Expenses	(0.2)	(0.2)

		$2.0	$2.0		$0.8	$0.8

The company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The gross amounts of the above assets and liabilities are as follows:

As of June 30, 2013		As of December 30, 2012

Gross Assets	$0.7	Gross Assets	$8.1
Gross Liabilities	—	Gross Liabilities	(0.2)

Current Assets	$0.7	Current Assets	$7.9

Gross Assets	$1.2	Gross Assets	$0.5
Gross Liabilities	(2.1)	Gross Liabilities	(1.4)

Current Liabilities	$(0.9)	Current Liabilities	$(0.9)

Gain (Loss) Recognized in OCI for Derivative Instruments (1)

Six Months Ended June 30,

2013
Foreign exchange contracts	$(7.3)

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments.

	As of June 30, 2013			As of December 30, 2012
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)			(In millions)

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Current assets	$16.4	$0.1	Current assets	$—	$—
Foreign Exchange Contracts	Current liabilities	4.8	(0.1)	Current liabilities	12.1	—

Total derivatives, net		$21.2	$0.0		$12.1	$—

	For the Six Months Ended June 30, 2013		For the Six Months Ended July 1, 2012
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$0.1	Revenue	$0.0
Foreign Exchange Contracts	Expenses	(0.4)	Expenses	0.2

Net gain (loss) recognized in income		$(0.3)		$0.2

Note 7 – Securities

The company invests excess cash in marketable securities consisting primarily of money markets, commercial paper, corporate notes and bonds, and U.S. government securities.

All of the company’s securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of AOCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no sales of securities in the first six months of 2013.

Securities are summarized as of June 30, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.0	$0.2	$—	2.2
Corporate debt securities	0.2	0.0	—	0.2

Total securities	$2.2	$0.2	$—	$2.4

Securities are summarized as of December 30, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	—	—	—	—

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.1	$0.3	$—	$2.4
Corporate debt securities	0.2	—	—	$0.2

Total securities	$2.3	$0.3	$—	$2.6

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of June 30, 2013.

	Amortized Cost	Market Value
	(In millions)

Due in one year or less	$0.1	$0.1
Due after one year through three years	0.4	0.4
Due after three years through ten years	1.1	1.3
Due after ten years	$0.7	$0.7

	$2.3	$2.5

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

The following table presents selected operating segment financial information for the three and six months ended June 30, 2013 and July 1, 2012.

	Three Months Ended		Six Months Ended
	June 30, 2013	July, 1 2012	June 30, 2013	July, 1 2012
	(In millions)		(In millions)
Revenue and Operating Income:
MCCC
Total revenue	$131.4	$148.1	$266.6	$290.7
Operating income	17.3	27.1	35.3	52.0

PCIA
Total revenue	188.7	176.4	363.3	350.6
Operating income	29.7	33.9	50.7	58.9

SDT
Total revenue	36.4	37.0	69.8	72.4
Operating income	4.0	5.3	7.2	9.6

Corporate
Restructuring and impairments expense	(3.4)	(0.5)	(4.6)	(2.9)
Stock-based compensation expense	(7.9)	(7.3)	(14.2)	(14.2)
Selling, general and administrative expense	(38.8)	(41.9)	(77.6)	(84.1)
Release of litigation charge	—	(1.3)	12.6	(1.3)
Other (1)	(2.7)	—	(5.4)	0.2

Total Consolidated
Total revenue	$356.5	$361.5	$699.7	$713.7
Operating income (loss)	$(1.8)	$15.3	$4.0	$18.2
Other expense, net	1.6	1.5	6.2	3.0

Income (loss) before income taxes	$(3.4)	$13.8	$(2.2)	$15.2

(1)	Other consists primarily of accelerated depreciation on certain assets in our Salt Lake manufacturing facility. The company is planning to close the 8 inch line at this facility. The equipment will be transferred to other Fairchild locations. The depreciation that relates to the initial installation cost of this equipment has been accelerated as these costs are specific to its installation in Salt Lake. The depreciation is being accelerated over an 11 month time period.

The first six months of 2013 consists of 26 weeks compared to 27 weeks in the first six months of 2012.

PCIA revenue for the three and six months ended July 1, 2012 includes $4.0 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from the Thailand floods in the fourth quarter of 2011.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of June 30, 2013		As of December 30, 2012
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2 - 15 years	$250.8	$(234.2)	$250.8	$(228.4)
Customer base	8 - 10 years	81.6	(72.3)	81.6	(71.1)
Core technology	10 years	15.7	(4.5)	15.7	(3.9)
In Process R&D	10 years	2.8	(0.4)	2.8	(0.2)
Patents	4 years	5.9	(5.9)	5.9	(5.9)

Subtotal		356.8	(317.3)	356.8	(309.5)

Goodwill		169.3	—	169.3	—

Total		$526.1	$(317.3)	$526.1	$(309.5)

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 30, 2012 and June 30, 2013
Goodwill	$162.0	$156.1	$54.5	$372.6
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$162.0	$7.3	$—	$169.3

The following table presents the estimated amortization expense for intangible assets for the remainder of 2013 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remaining Fiscal 2013	7.8
Fiscal 2014	7.5
Fiscal 2015	5.2
Fiscal 2016	5.2
Fiscal 2017	2.5
Fiscal 2018	2.2

Note 10 – Restructuring and Impairments

During the three and six months ended June 30, 2013 the company recorded restructuring and impairment charges, net of releases, of $3.4 million and $4.6 million, respectively. The detail of these charges is presented in the summary tables below.

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

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the quarterly periods ended March 31, 2013 and June 30, 2013.

	Accrual Balance at 12/30/2012	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/31/2013

2010 Infrastructure Realignment Program:
Employee Separation Costs	$0.2	—	(0.1)	—	—	$0.1

2011 Infrastructure Realignment Program:
Employee Separation Costs	0.6	—	(0.2)	—	—	0.4

2012 Infrastructure Realignment Program:
Employee Separation Costs	2.8	0.1	(1.3)	—	—	1.6
Lease Termination Costs	0.5	—	(0.3)	—	—	0.2

2013 Infrastructure Realignment Program:
Employee Separation Costs	—	0.6	(0.4)	—	—	0.2
Line closure costs	—	0.5	(0.5)	—	—	—

	$4.1	1.2	(2.8)	0.0	0.0	$2.5

	Accrual Balance at 3/31/2013	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 6/30/2013

2010 Infrastructure Realignment Program:
Employee Separation Costs	$0.1	—	(0.1)	—	—	$0.0

2011 Infrastructure Realignment Program:
Employee Separation Costs	0.4	—	(0.1)	—	—	0.3

2012 Infrastructure Realignment Program:
Employee Separation Costs	1.6	—	(0.7)	(0.1)	—	0.8
Lease Termination Costs	0.2	—				0.2

2013 Infrastructure Realignment Program:
Employee Separation Costs	0.2	2.4	(1.0)	—	—	1.6
Line closure costs	—	1.0	(1.0)	—	—	—
Lease Termination Costs	—	0.1	—		—	0.1

	$2.5	3.5	(2.9)	(0.1)	0.0	$3.0

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found the company’s infringement to have been willful and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. The company appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2013, the court of appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find Fairchild liable for induced infringement. The court also vacated the earlier ruling of willful patent infringement by Fairchild. While the appeals court instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, Fairchild believes that damages on the basis of that level of infringing activity would not be material to Fairchild. Accordingly, the company released $12.6 million from the reserves relating to this case during the first quarter. Power Integrations moved for a rehearing en banc of the Appeals court verdict, but on May 28, 2013, the Court of Appeals denied Power Integrations’ motion. Although the company believes several aspects of the appeals court ruling apply to issues in other U.S. litigation between the company and Power Integrations, there are differences in the facts, asserted patents and accused products among the cases, and, as a result, no assurance can be given that similar outcomes will necessarily occur in the other lawsuits.

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

POWI 3: On November 4, 2009, Power Integrations filed a complaint for patent infringement against the company and two of the company’s subsidiaries in the United States District Court for the Northern District of California alleging that several of our products infringe three of Power Integrations’ patents. Fairchild has filed counterclaims asserting that Power Integrations infringes two Fairchild patents. Trial is scheduled for February 2014.

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

The company analyzes potential outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, the company analyzes such outcomes as loss contingencies, and divides them into three categories based on the possibility that the contingency will give rise to an actual loss. The first category represents contingencies for which management believes the possibility of loss is remote. For contingencies in this category, the company does not record a reserve or assess the range of possible losses. The second category represents contingencies for which losses are believed to be reasonably possible. For this category, the company assesses the range of possible losses but does not record a reserve. There are currently no contingencies in this category. The third category represents contingencies for which losses are believed to be probable. For this category, the company determines the range of probable losses and records a reserve reflecting the best estimate within the range. For contingencies within this category, the company currently believes the range of probable losses is approximately $1.5 million to $4.0 million and the best estimate of losses within this range to be $1.5 million as of June 30, 2013 and has recorded this amount as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and resolving such claims.

Note 12 – Long-Term Debt

Long-term debt consists of the following at:

	June 30, 2013	December 30, 2012
	(In millions)

Revolving Credit Facility borrowings	$250.0	$250.0
Other	0.1	0.1

Total debt	$250.1	$250.1
Current portion of long-term debt	—	—

Long-term debt, less current portion	$250.1	$250.1

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

The total cost basis for strategic investments, which are included in other assets on the balance sheet, was $0.7 million and $3.7 million, net of impairments, as of June 30, 2013 and December 30, 2012, respectively.

Note 14 – Subsequent Events

On July 31, 2013, we entered into an amendment to our senior credit agreement dated May 20, 2011 between Fairchild Semiconductor Corporation, as Borrower, the Lenders and JPMorgan Chase Bank N.A., as Administrative Agent to the Lenders. Under the terms of the amendment, the Lenders agreed (i) to increase the cumulative amount of incremental commitments available under the agreement from $150,000,000 to $300,000,000, (ii) to permit the incurrence of incremental term loans and (iii) to increase the incurrence-based unsecured indebtedness Leverage Ratio to 3.00 to 1.00 for eighteen months following the effective date of the amendment. In addition, the Lenders agreed to various other technical amendments to the credit agreement providing for, among other things, the reciprocal transfer of certain assets, including equipment and intellectual property, between domestic and foreign subsidiaries.

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

Overview

We began 2013 with solid demand momentum that enabled us to deliver greater than seasonal sales growth in the first quarter. Entering the second quarter, bookings were strong and we guided sales to grow 3 to 9 percent sequentially. Late in the quarter we encountered significant reductions in backlog for our mobile products driven primarily by one large customer and to a lesser extent another key account. We were selective in taking orders from the notebook PC market resulting in continued erosion of sales into this sector to less than 3 percent of our total revenue. Our other product lines performed inline or better than expectations. We reported sequential sales growth of 4 percent for the second quarter.

We strive to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting our internal inventories in response to higher demand before adding more inventory to our distribution channels. While our goal is to manage our production output to maintain channel inventories within a target range of 8 to 9 weeks, at the end of the second quarter, our channel inventories were approximately 10.5 weeks, which was a slight increase from the prior quarter. Our internal inventories at the end of the second quarter of 2013 were $238 million, an increase of $11.7 million sequentially.

Our fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week was included in the first quarter of 2012. Our results for the six months ended June 30, 2013 and July 1, 2012 consist of 26 weeks and 27 weeks, respectively.

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

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Six Months Ended
	June 30, 2013		July 1, 2012		June 30, 2013		July 1, 2012
	(Dollars in millions)

Total revenue	$356.5	100.0%	$361.5	100.0%	$699.7	100.0%	$713.7	100.0%
Gross margin	103.7	29.1%	117.7	32.6%	196.1	28.0%	222.6	31.2%

Operating expenses:
Research and development	46.0	12.9%	41.1	11.4%	88.6	12.7%	81.2	11.4%
Selling, general and administrative	52.2	14.6%	55.1	15.2%	103.8	14.8%	109.8	15.4%
Amortization of acquisition-related intangibles	3.9	1.1%	4.4	1.2%	7.7	1.1%	9.2	1.3%
Restructuring and impairments	3.4	1.0%	0.5	0.1%	4.6	0.7%	2.9	0.4%
Release of litigation charge	—	0.0%	1.3	0.4%	(12.6)	-1.8%	1.3	0.2%

Total operating expenses	105.5	29.6%	102.4	28.3%	192.1	27.5%	204.4	28.6%

Operating income	(1.8)	-0.5%	15.3	4.2%	4.0	0.6%	18.2	2.6%

Other expense, net	1.6	0.4%	1.5	0.4%	6.2	0.9%	3.0	0.4%

Income before income taxes	(3.4)	-1.0%	13.8	3.8%	(2.2)	-0.3%	15.2	2.1%

Provision (benefit) for income taxes	4.1	1.2%	1.9	0.5%	5.8	0.8%	1.7	0.2%

Net income (loss)	$(7.5)	-2.1%	$11.9	3.3%	$(8.0)	-1.1%	$13.5	1.9%

Adjusted net income (loss), adjusted gross margin, and free cash flow are also included in the table below. These are non-GAAP financial measures and should not be considered a replacement for GAAP results. We present adjusted results because we use these measures, together with GAAP measures, for internal managerial purposes and as a means to evaluate period-to-period comparisons. However, we do not, and you should not, rely on non-GAAP financial measures alone as measures of our performance. We believe that non-GAAP financial measures reflect an additional way of viewing aspects of our operations that – when taken together with GAAP results and the reconciliations to corresponding GAAP financial measures that we also provide in our press releases – provide a more complete understanding of factors and trends affecting our business. We strongly encourage you to review all of our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure. Our criteria for adjusted results may differ from methods used by other companies and may not be comparable and should not be considered as alternatives to net income or loss, gross margin, or other measures of consolidated operations and cash flow data prepared in accordance with US GAAP as indicators of our operating performance or as alternatives to cash flow as a measure of liquidity.

	Three Months Ended				Six Months Ended
	June 30,		July 1,		June 30,		July 1,
	2013		2012		2013		2012
	(Dollars in millions)

Non GAAP measures
Adjusted net income (loss)	$1.7		$17.6		$(0.3)		$25.9
Adjusted gross margin	106.2	29.8%	117.7	32.6%	201.5	28.8%	222.6	31.2%
Free cash flow	30.0		32.4		6.1		(0.6)

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss)
Net income (loss)	$(7.5)		$11.9		(8.0)		13.5
Adjustments to reconcile net income (loss) to adjusted net income (loss):
Restructuring and impairments	3.4		0.5		4.6		2.9
Accelerated depreciation on assets related to fab closure	2.5		—		5.4		—
Write-off of equity investments	—		—		3.0		—
Release of litigation charge	—		1.3		(12.6)		1.3
Amortization of acquisition-related intangibles	3.9		4.4		7.7		9.2
Associated net tax effects of the above and other acquisition-related intangibles	(0.6)		(0.5)		(0.4)		(1.0)

Adjusted net income (loss)	$1.7		$17.6		$(0.3)		$25.9

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$103.7		$117.7		$196.1		$222.6
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	2.5		—		5.4		—

Adjusted gross margin	$106.2		$117.7		$201.5		$222.6

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by (used in) operating activities	$50.2		$62.7		$46.2		$79.5
Capital expenditures	(20.2)		(30.3)		(40.1)		(80.1)

Free cash flow	$30.0		$32.4		$6.1		$(0.6)

Total Revenues

	Three Months Ended				Six Months Ended
	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$356.5	$361.5	$(5.0)	-1.4%	$699.7	$713.7	$(14.0)	-2.0%

A slight decrease in unit sales during the three months ended June 30, 2013 drove a 2% decrease in revenue compared to the same period for 2012. For the first six months of 2013 revenue was lower due to the combination of one less week in the first quarter of 2013 when compared to 2012 and lower average selling prices.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three and six months ended June 30, 2013 and July 1, 2012. The increase in other Asia/Pacific revenue for both the three and six months ended June 30, 2013 was primarily due to a shift in customer sales from Korea to other Asia/Pacific. The decrease in Taiwan revenue is mainly due to reduced sales in computing during the first six months and lower mobile sales for the three months ended June 30, 2013.

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

U.S.	9%	9%	9%	10%
Other Americas	2	2	2	2
Europe	14	13	14	13
China	36	34	34	33
Taiwan	11	15	12	14
Korea	7	9	8	10
Other Asia/Pacific	21	18	21	18

Total	100%	100%	100%	100%

Gross Margin

	Three Months Ended				Six Months Ended
	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Gross Margin $	$103.7	$117.7	$(14.0)	-11.9%	$196.1	$222.6	$(26.5)	-11.9%
Gross Margin %	29.1%	32.6%		-3.5%	28.0%	31.2%		-3.2%

The decrease in gross margin for the three and six months ended June 30, 2103 as compared to the same periods in 2012 was driven by decreased revenue, inventory write-offs and accelerated depreciation related to the closure of the 8 inch line at our Salt Lake manufacturing facility. The equipment will be transferred to other Fairchild locations. The accelerated depreciation relates to the initial installation cost of this equipment as these costs are specific to its installation in Salt Lake. The depreciation is being accelerated over an 11 month time period.

Adjusted Gross Margin

	Three Months Ended				Six Months Ended
	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted Gross Margin $	$106.2	$117.7	$(11.5)	-9.8%	$201.5	$222.6	$(21.1)	-9.5%
Adjusted Gross Margin %	29.8%	32.6%		-2.8%	28.8%	31.2%		-2.4%

Adjusted gross margin for the three months and six months ended June 30, 2013 did not include $2.5 million and $5.4 million of accelerated depreciation related to the planned closure of the 8-inch line at our Salt Lake facility. See additional explanation above. There were no items adjusted out of gross margin in the three and six months ended July 1, 2012. See above reconciliation for detail.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Research and development	$46.0	$41.1	$4.9	11.9%	$88.6	$81.2	$7.4	9.1%
Selling, general and administrative	$52.2	$55.1	$(2.9)	-5.3%	$103.8	$109.8	$(6.0)	-5.5%

Operating expenses in the first six months of 2013 consisted of one less week as compared to 2012. Despite this, research and development (R&D) expenses for the second quarter and first six months of 2013 was higher as compared to the same periods in 2012 primarily due to higher R&D expenses as we continue to invest in R&D programs and resources. Selling, general and administrative expenses decreased due to lower variable compensation, reduced legal expenses, and a decrease in other discretionary spending.

Restructuring and Impairment. During the three and six months ended June 30, 2013, we recorded restructuring and impairment charges, net of releases, of $3.4 million and $4.6 million, respectively. The second quarter charges include $2.4 million of employee separation costs, $1.0 million of line closure costs, and $0.1 million of lease termination costs associated with the 2013 Infrastructure Realignment Program as well as a $0.1 million reserve release of employee separation costs associated with the 2012 Infrastructure Realignment Program. The first quarter charges include $0.6 million of employee separation costs and $0.5 million of line closure costs as well as $0.1 million of employee separation costs associated with the 2012 Infrastructure Realignment Program.

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

Other Expense, net.

The following table presents a summary of other expense, net for the three and six months ended June 30, 2013 and July 1, 2012.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2013	2012	2013	2012
	(In millions)		(In millions)
Other expense, net
Interest expense	$1.6	$1.9	$3.3	$4.0
Interest income	(0.1)	(0.5)	(0.3)	(1.2)
Other (income) expense, net	0.1	0.1	3.2	0.2

Other expense, net	$1.6	$1.5	$6.2	$3.0

Interest expense. Interest expense in the second quarter and first six months of 2013 decreased when compared to the same period in 2012, primarily due to lower debt balances.

Interest income. Interest income in the second quarter and first six months of 2013 decreased when compared to the same period in 2012, primarily due to the loss of interest earned on our auction rate securities which were sold at the end of 2012.

Other (income) expense, net. Other expense in the first six months of 2013 was higher when compared to the same period of 2012, due to the write-off of a $3.0 million strategic investment during the first quarter of 2013.

Income Taxes. Income tax provision in the second quarter and first six months of 2013 was $4.1 million and $5.8 million on loss before taxes of $(3.4) million and $(2.2) million, respectively, as compared to income tax provisions of $1.9 and

$1.7 on income before taxes of $13.8 million and $15.1 million, respectively, for the same periods of 2012. The effective tax rate for the second quarter and first six months of 2013 was (122.7%) and (264.8%) compared to 14.0% and 11.2%, respectively, for the comparable periods of 2012. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates as well as the effect of a non-cash revaluation of deferred tax assets due to the weakening of the Korean Won in the second quarter of 2013. In the first six months of 2013, the valuation allowance on our deferred tax assets decreased by $2.7 million, which did not impact our results of operations.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of June 30, 2013, we have recorded a deferred tax liability of $1.8 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow

	Three Months Ended				Six Months Ended
	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)

Free Cash Flow	$30.0	$32.4	$(2.4)	-7.4%	$6.1	$(0.6)	$6.7	-1116.7%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow for the three months ended June 30, 2013 decreased as compared to the same period in 2012 primarily from reduced operating cash flow driven by lower net income (loss), offset in part by lower capital expenditures. Free cash flow in the first six months of 2013 increased as compared to the same period in 2012 mainly due to reduced capital expenditures, offset by lower operating cash flow. See Free Cash Flow reconciliation in results of operations section above.

Reportable Segments.

The following tables present comparative disclosures of revenue, gross margin, and operating income of our reportable segments.

	Three Months Ended
	June 30,				July 1,
	2013				2012
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$131.4	36.9%	36.0%	$17.3	$148.1	41.0%	38.2%	$27.1
PCIA	188.7	52.9%	28.7%	29.7	176.4	48.8%	31.2%	33.9
SDT	36.4	10.2%	16.2%	4.0	37.0	10.2%	20.0%	5.3
Corporate (1)	—	0.0%	0.0%	(52.8)	—	0.0%	0.0%	(51.0)

Total	$356.5	100.0%	29.1%	$(1.8)	$361.5	100.0%	32.6%	$15.3

	Six Months Ended
	June 30,				July 1,
	2013				2012
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$266.6	38.1%	35.2%	$35.3	$290.7	40.7%	37.7%	$52.0
PCIA	363.3	51.9%	27.2%	50.7	350.6	49.1%	29.0%	58.9
SDT	69.8	10.0%	16.2%	7.2	72.4	10.1%	19.2%	9.6
Corporate (1)	—	0.0%	0.0%	(89.2)	—	0.0%	0.0%	(102.3)

Total	$699.7	100.0%	28.0%	$4.0	$713.7	100.0%	31.2%	$18.2

(1)	The three and six months ended June 30, 2013 include $7.9 million and $14.2 million of stock based compensation expense, $3.4 million and $4.6 million of restructuring and impairment expense, $2.6 million and $5.4 million of other costs which primarily consist of accelerated depreciation related to the closure of our 8-inch line at our Salt Lake facility, $12.6 million favorable impact in the first quarter for the release of a litigation charge, and $38.9 million and $77.6 million of SG&A expenses, respectively. The three and six months ended July 1, 2012 includes $7.3 million and $14.2 million of stock-based compensation expense, $0.5 million and $2.9 million of restructuring and impairments expense, $1.3 million and $1.1 million of other costs which primarily consist of charges for litigation, and $41.9 million and $84.1 million of SG&A expenses, respectively.

MCCC

	Three Months Ended				Six Months Ended
	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$131.4	$148.1	$(16.7)	-11.3%	$266.6	$290.7	$(24.1)	-8.3%
Gross Margin $	$47.3	$56.6	$(9.3)	-16.4%	$93.8	$109.5	$(15.7)	-14.3%
Gross Margin %	36.0%	38.2%		-2.2%	35.2%	37.7%		-2.5%
Operating Income	$17.3	$27.1	$(9.8)	-36.2%	$35.3	$52.0	$(16.7)	-32.1%

MCCC revenue in the second quarter and first six months of 2013 was lower as compared to the same periods of 2012 due to demand reductions at two of our large mobile customers and incremental weakness in the notebook PC market. Although new product introductions in the mobile product group contributed to an increase in the average selling prices, this was tempered by general price erosion as well as a price concession with a major customer. Lower gross margin was driven by lower revenue, additional inventory reserves for mobile products, and start-up costs related to our new 8 inch line in Korea.

MCCC operating income in the second quarter and first six months of 2013 decreased from the same periods of 2012 as a result of lower gross margin, higher R&D investment particularly in our mobile business, and increased overall variable compensation expenses. This was offset in part by one less week of operating expenses in the first quarter of 2013 as compared to 2012.

PCIA

	Three Months Ended				Six Months Ended
	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$188.7	$176.4	$12.3	7.0%	$363.3	$350.6	$12.7	3.6%
Gross Margin $	$54.2	$55.1	$(0.9)	-1.6%	$98.7	$101.6	$(2.9)	-2.9%
Gross Margin %	28.7%	31.2%		-2.5%	27.2%	29.0%		-1.8%
Operating Income	$29.7	$33.9	$(4.2)	-12.4%	$50.7	$58.9	$(8.2)	-13.9%

PCIA revenue in the second quarter and first six months of 2013 was higher compared to the same periods of 2012 primarily driven by continued broad-based strength in most high voltage end markets. In particular, sales of our products serving the industrial and appliance end markets such as the highly integrated Smart Power Modules, increased. Moreover, our leading edge IGBT power products also saw robust demand from the welding, inductive heating and solar inverter markets. Our automotive business also posted increased revenue driven by strong sales of the power module solutions PCIA revenue in the second quarter of 2012 included $4.0 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from flooding in Thailand in the fourth quarter of 2011. Lower gross margin was mainly a result of higher overhead costs and higher qualification costs related to the new 8 inch line in Korea.

Lower operating income in the second quarter and first six months of 2013 as compared to the same periods of 2012 was mainly due to decreased gross margin, higher R&D investments, and increased overall variable compensation expenses. This was offset in part by one less week of operating expenses in the first quarter of 2013 as compared to 2012.

SDT

	Three Months Ended				Six Months Ended
	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	June 30, 2013	July 1, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$36.4	$37.0	$(0.6)	-1.6%	$69.8	$72.4	$(2.6)	-3.6%
Gross Margin $	$5.9	$7.4	$(1.5)	-20.3%	$11.3	$13.9	$(2.6)	-18.7%
Gross Margin %	16.2%	20.0%		-3.8%	16.2%	19.2%		-3.0%
Operating Income	$4.0	$5.3	$(1.3)	-24.5%	$7.2	$9.6	$(2.4)	-25.0%

SDT revenue decreased in the second quarter and first six months of 2013 as compared to the same periods of 2012 primarily driven by decrease in average selling prices. Lower gross margin was due to lower revenue and higher overhead costs.

The decrease in operating income was primarily due to lower gross margin. There were also some minor increases in R&D and G&A spending which were offset in part by one less week of operating expenses in the first quarter of 2013 as compared to 2012.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of June 30, 2013, $188.5 million of our $397.2 million cash and marketable securities balance was located in the United States. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

Our credit facility consists of a $400.0 million revolving loan agreement of which $250 million was drawn as of June 30, 2013. After adjusting for outstanding letters of credit, we had $148.4 million available under the Credit Facility. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. We had additional outstanding letters of credit of $1.9 million that do not fall under the senior credit facility. We also had $3.9 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

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

At June 30, 2013, we were in compliance with these covenants and we expect to remain in compliance with the covenants. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our senior credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first six months of 2013, our capital expenditures totaled $40.1 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity securities would cause dilution to our existing stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first six months of 2013, our cash provided by operating activities was $46.2 million compared to cash provided by operating activities of $79.5 million in the same period of 2012. The following table presents a summary of net cash provided by operating activities during thefirst six months of 2013 and 2012.

	Six Months Ended
	June 30, 2013	July 1, 2012
	(In millions)

Net income (loss)	$(8.0)	$13.5
Depreciation and amortization	72.5	66.6
Non-cash stock-based compensation	14.2	14.2
Deferred income taxes, net	1.4	(3.9)
Release of litigation charge	(12.6)	—
Other, net	4.3	0.9
Change in other working capital accounts	(25.6)	(11.8)

Net cash provided by operating activities	$46.2	$79.5

The change is cash provided by or used in operating activities during the first six months of 2013 as compared to the same period of 2012 was primarily driven by a decrease in net income, release of litigation charge, and changes in other working capital accounts.

Cash used in investing activities during the first six months of 2013 totaled $41.1 million compared to $81.0 million for the same period of 2012. This decrease was driven by a reduction in capital expenditures as there was a high level of capital expenditures in 2012 related to the 8 inch line at our Korean wafer manufacturing facility.

Cash used in financing activities totaled $16.2 million in the first six months of 2013 compared to $19.5 million in the same period of 2012.

As of June 30, 2013, we had $3.2 million of unrecognized tax benefits, compared to approximately $3.0 million at December 30, 2012. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

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

Recently Issued Financial Accounting Standards

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 (ASU 2013-04), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within is fixed at the reporting date. Examples include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This statement is effective prospectively for business combinations for which the acquisition date is on or after the beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material effect on our consolidated financial statements.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05 (ASU 2013-05), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective of the amendments in this update is to resolve the diversity in practice concerning the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This statement is effective for fiscal years beginning after December 15, 2014. The adoption of ASU 2010-28 is not expected to have a material effect on our consolidated financial position and results of operations and statements of cash flows.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of June 30, 2013, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first six months of 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of our PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against us. We voluntarily stopped U.S. sales and importation of those products in 2007 and have been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found our infringement to have been willful, and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2013, the court of appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find us liable for induced infringement. The court also vacated the earlier ruling of willful patent infringement by us. While the appeals court instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, we believe that damages on the basis of that level of infringing activity would not be material to us. Accordingly, we released $12.6 million from our reserves relating to this case during the first quarter. Power integrations moved for a rehearing en banc of the Appeals court verdict, but on May 28, 2013, the Court of Appeals denied Power Integrations’ motion. Although we believe several aspects of the appeals court ruling apply to issues in other U.S. litigation between us and Power Integrations, there are differences in the facts, asserted patents and accused products among the cases, and, as a result, no assurance can be given that similar outcomes will necessarily occur in the other lawsuits.

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

POWI 3: On November 4, 2009, Power Integrations filed a complaint for patent infringement against us and two of our subsidiaries in the United States District Court for the Northern District of California alleging that several of our products infringe three of Power Integrations’ patents. Fairchild has filed counterclaims asserting that Power Integrations infringes two Fairchild patents. Trial is scheduled for February 2014.

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

We analyze potential outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, we analyze such outcomes as loss contingencies, and divide them into three categories based on the possibility that the contingency will give rise to an actual loss. The first category represents contingencies for which we believe the possibility of a loss is remote. For contingencies in this category, we do not record a reserve or assess the range of possible losses. The second category represents contingencies for which losses are believed to be reasonably possible. For this category, we assess the range of possible losses but do not record a reserve. There are currently no contingencies in this category. The third category represents contingencies for which losses are believed to be probable. For this category, we determine the range of probable losses and record a reserve reflecting the best estimate within the range. For contingencies within this category, we currently believe the range of probable losses is approximately $1.5 million to $4.0 million. We believe the best estimate of losses within this range to be $1.5 million as of June 30, 2013 and have recorded this amount as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and resolving such claims.

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

Distributors accounted for 61% of our net sales for the six months ended June 30, 2013. We anticipate that this percentage may decrease as we begin to sell more products directly to our customers. Our top five distributors worldwide accounted for 20% of our net sales for the six months ended June 30, 2013. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Additionally, because distributors may offer competing products, certain distributors may be less inclined to sell our products as a result of our direct sales increase. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several dollars, whereas the personal computer might be sold by the computer maker for several hundred dollars. Although we maintain rigorous quality control systems, we manufacture and sell approximately 16 billion individual semiconductor devices per year to customers around the world, and in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to published specifications. Additionally, while we attempt to contractually limit our customers use of our products, we cannot be certain that our distributors will not sell our products to customers who intend to use them in applications for which we did not intend them to be used. Since a defect or failure in one of our products could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. . Furthermore, even though we attempt, through our standard terms and conditions of sale and other customer contracts, to contractually limit our liability to replace the defective goods or refund the purchase price, we cannot be certain that these claims will not expose us to potential product liability, warranty liability, personal injury or property damage claims relating to the use of those products. In the past, we have received claims for charges, such as for labor and other costs of replacing defective parts or repairing the products into which the defective products are incorporated, lost profits and other damages. In addition, our ability to reduce such liabilities, whether by contracts or otherwise, may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. For example, from 2001 to 2008 we received claims from a number of customers seeking damages resulting from certain products manufactured with a phosphorus-containing mold compound, and we were named in lawsuits relating to these mold compound claims.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 75% of our revenues in six months ended June 30, 2013 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 7% of our revenue for the three months ended June 30, 2013.

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

At June 30, 2013 we had total debt of $250.1 million and the ratio of this debt to equity was approximately 0.2 to 1. As of June 30, 2013, our credit facility consists of a $400 million in a revolving line of credit. Adjusted for outstanding letters of credit, we had up to $148.4 million available under the revolving loan portion of the senior credit facility. In addition, there is a $150 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of June 30, 2013, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2013 - April 28, 2013	280,000	11.94	—	—

April 29, 2013 - May 26, 2013	80,000	12.71	—	—
May 27, 2013 - June 30, 2013	48,539	13.08	—	—

Total	408,539	12.22	—	—

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

Fairchild Semiconductor International, Inc.

Date: August 9, 2013	/s/ Mark Frey
Mark S. Frey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer)