Form 10-Q
period 2013-09-29
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2013-11-08
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 29, 2013:

Title of Each Class	Number of Shares
Common Stock	127,007,415

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 29,	December 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$348.2	$405.9
Short-term marketable securities	0.2	0.1
Accounts receivable, net of allowances of $24.3 and $21.1 at September 29, 2013 and December 30, 2012, respectively	172.6	136.7
Inventories, net	240.4	236.7
Deferred income taxes, net of allowances	18.3	16.0
Other current assets	32.5	36.6

Total current assets	812.2	832.0
Property, plant and equipment, net	727.1	764.9
Deferred income taxes, net of allowances	31.2	28.6
Intangible assets, net	35.6	47.3
Goodwill	169.3	169.3
Long-term securities	2.3	2.6
Other assets	31.5	39.2

Total assets	$1,809.2	$1,883.9

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102.0	$115.7
Accrued expenses and other current liabilities	93.2	89.2

Total current liabilities	195.2	204.9

Long-term debt, less current portion	200.1	250.1
Deferred income taxes	29.4	27.6
Other liabilities	17.8	31.3

Total liabilities	442.5	513.9
Commitments and contingencies
Temporary equity–deferred stock units	3.2	2.9
Stockholders’ equity:
Common stock	1.4	1.4
Additional paid-in capital	1,511.6	1,498.5
Accumulated deficit	(13.3)	(17.4)
Accumulated other comprehensive income (loss)	2.5	5.1
Less treasury stock (at cost)	(138.7)	(120.5)

Total stockholders’ equity	1,363.5	1,367.1

Total liabilities, temporary equity and stockholders’ equity	$1,809.2	$1,883.9

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Total revenue	$364.6	$358.8	$1,064.3	$1,072.5
Cost of sales	249.7	238.7	753.3	729.8

Gross margin	114.9	120.1	311.0	342.7

Gross margin %	31.5%	33.5%	29.2%	32.0%

Operating expenses:
Research and development	42.8	37.8	131.4	119.0
Selling, general and administrative	52.0	48.0	155.8	157.8
Amortization of acquisition-related intangibles	3.9	4.5	11.6	13.7
Restructuring and impairments	3.5	3.4	8.1	6.3
Charge for (release of) litigation	—	—	(12.6)	1.3

Total operating expenses	102.2	93.7	294.3	298.1

Operating income	12.7	26.4	16.7	44.6

Other expense, net	1.4	1.2	7.6	4.2

Income before income taxes	11.3	25.2	9.1	40.4

Provision for income taxes	(0.8)	0.5	5.0	2.2

Net income	$12.1	$24.7	$4.1	$38.2

Net income per common share:
Basic	$0.10	$0.19	$0.03	$0.30

Diluted	$0.09	$0.19	$0.03	$0.30

Weighted average common shares:
Basic	127.3	126.8	127.4	126.7

Diluted	128.4	128.8	128.8	129.1

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2013	2012	2013	2012
Net income	$12.1	$24.7	$4.1	$38.2
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	5.7	6.2	0.4	8.6
Net amount reclassified to earnings for hedging (1)	(0.9)	(0.4)	(2.9)	(1.2)
Net change associated with fair value of securities	(0.1)	(0.4)	(0.2)	(4.4)
Net change associated with pension transactions	—	0.0	0.1	0.0

Comprehensive income	$16.8	$30.1	$1.5	$41.2

	Three Months Ended		Nine Months Ended
	September, 29	September 30,	September, 29	September 30,
	2013	2012	2013	2012
(1) Net amount reclassified for cash flow hedges included in net revenue	$(0.1)	$(0.1)	$(0.4)	$(1.2)
Net amount reclassified for cash flow hedges included in cost of goods sold	($0.6)	($0.3)	($2.1)	($0.2)
Net amount reclassified for cash flow hedges included in SG&A	($0.3)	$0.0	($0.5)	$0.2
Net amount reclassified for cash flow hedges included in R&D	$0.1	$0.0	$0.1	$0.0
Total net amount reclassified to earnings for hedging	$0.0	$0.0	$0.0	$0.0

	$(0.9)	$(0.4)	$(2.9)	$(1.2)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$4.1	$38.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109.6	100.5
Non-cash stock-based compensation expense	21.3	18.4
Non-cash restructuring and impairment expense	0.1	—
Non-cash interest income	(0.1)	(0.4)
Non-cash financing expense	0.7	0.8
Non-cash impairment of equity investment	3.0	—
Loss on disposal of property, plant, and equipment	0.9	1.2
Deferred income taxes, net	(3.0)	(6.7)
Release of litigation accrual	(12.6)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(35.9)	(19.6)
Inventories	(3.4)	(8.1)
Other current assets	2.4	6.1
Current liabilities	(10.0)	(36.1)
Other assets and liabilities, net	2.2	10.0

Net cash provided by operating activities	79.3	104.3

Cash flows from investing activities:
Purchase of marketable securities	—	(0.5)
Sale of securities	—	0.3
Maturity of marketable securities	0.1	0.2
Capital expenditures	(59.2)	(122.4)
Purchase of molds and tooling	(1.8)	(1.9)

Net cash used in investing activities	(60.9)	(124.3)

Cash flows from financing activities:
Repayment of long-term debt	(50.0)	—
Proceeds from issuance of common stock and from exercise of stock options	0.9	4.4
Purchase of treasury stock	(18.2)	(12.0)
Shares withheld for employees taxes	(8.8)	(10.1)

Net cash used in financing activities	(76.1)	(17.7)

Net change in cash and cash equivalents	(57.7)	(37.7)
Cash and cash equivalents at beginning of period	405.9	423.3

Cash and cash equivalents at end of period	$348.2	$385.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 30, 2012. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 30, 2012. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year. The company’s fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week is included in the first quarter of the year. The nine months ended September 29, 2013 and September 30, 2012 consisted of 39 weeks and 40 weeks, respectively.

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

Note 2 – Financial Statement Details

	September 29, 2013	December 30, 2012
	(In millions)
Inventories
Raw materials	$46.0	$36.8
Work in process	126.2	136.6
Finished goods	68.2	63.3

	$240.4	$236.7

	September 29, 2013	December 30, 2012
	(In millions)
Property, plant and equipment
Land and improvements	$24.8	$24.8
Buildings and improvements	399.0	394.1
Machinery and equipment	1,873.3	1,786.3
Construction in progress	82.6	133.1

Total property, plant and equipment	2,379.7	2,338.3
Less accumulated depreciation	1,652.6	1,573.4

	$727.1	$764.9

	September 29, 2013	December 30, 2012
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$58.3	$45.8
Taxes payable	11.0	20.5
Restructuring and impairments	3.1	4.1
Other	20.8	18.8

	$93.2	$89.2

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in millions)		(in millions)
Other expense, net
Interest expense	$1.5	$1.7	$4.8	$5.7
Interest income	(0.2)	(0.6)	(0.5)	(1.8)
Other (income) expense, net	0.1	0.1	3.3	0.3

Other expense, net	$1.4	$1.2	$7.6	$4.2

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

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In millions, except per share data)
Basic:
Net income (loss)	$12.1	$24.7	$4.1	$38.2

Weighted average shares outstanding	127.3	126.8	127.4	126.7

Net income (loss) per share	$0.10	$0.19	$0.03	$0.30

Diluted:
Net income (loss)	$12.1	$24.7	$4.1	$38.2

Basic weighted average shares outstanding	127.3	126.8	127.4	126.7
Assumed exercise of common stock equivalents	1.1	2.0	1.4	2.4

Diluted weighted average common and common equivalent shares	128.4	128.8	128.8	129.1

Net income (loss) per share	$0.09	$0.19	$0.03	$0.30

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	2.0	2.8	2.2	4.0

Note 4 – Supplemental Cash Flow Information

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(In millions)
Cash paid for:
Income taxes, net	$9.2	$13.9

Interest	$3.7	$5.1

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 29, 2013.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Foreign Currency Derivatives
Assets	$6.1	0.00	$6.1	0.00
Liabilities	(1.6)	0.00	(1.6)	0.00

	$4.5	0.00	$4.5	0.00

Securities
Marketable securities	$2.5	$2.5	0.00	0.00

	$2.5	$2.5	0.00	0.00

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt. In order to calculate the fair market value of the loan, we have discounted the future payment stream at the current market rate. See Note 12 for more information on the credit facility.

	September 29, 2013		December 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Revolving Credit Facility borrowings	$200.0	$200.0	$250.0	$250.0

Note 6—Derivatives

Derivatives. The company uses derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. The fair value of these hedges is recorded on the balance sheet. For the fair value of derivatives, see Note 5.

Foreign Currency Derivatives. The company uses currency forward and combination option contracts to hedge a portion of its forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine peso, Malaysian ringgit, South Korean won and Chinese yuan. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 12 months or less.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness did not have a material impact on earnings for the nine months ended September 29, 2013. No cash flow hedges were derecognized or discontinued during the nine months ended September 29, 2013.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $1.6 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next twelve months.

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

The tables below show the notional principal and the location and amounts of the derivative fair values in the consolidated balance sheet as of September 29, 2013 and December 30, 2012 as well as the location of derivative gains and losses in the statement of operations for the nine months ended September 29, 2013 and September 30, 2012. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the end of the period and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 29, 2013 and December 30, 2012. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments.

	As of September 29, 2013				As of December 30, 2012
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges

Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$7.4	$0.2	$0.2	Current assets	$6.4	$0.3	$0.3
Derivatives for forecasted revenues	Current liabilities	44.3	(1.0)	(1.0)	Current liabilities	51.7	(0.9)	(0.9)
Derivatives for forecasted expenses	Current assets	146.2	5.9	5.9	Current assets	213.3	7.6	7.6
Derivatives for forecasted expenses	Current liabilities	48.1	(0.6)	(0.6)	Current liabilities	2.8	—	—

Total foreign exchange contract derivatives		$246.0	$4.5	$4.5		$274.2	$7.0	$7.0

	For the Nine Months Ended September 29, 2013			For the Nine Months Ended September 30, 2012
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI

Foreign Currency contracts	Revenue	$0.4	$0.4	Revenue	$1.2	$1.2
Foreign Currency contracts	Expenses	2.5	2.5	Expenses	—	—

		$2.9	$2.9		$1.2	$1.2

The company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The gross amounts of the above assets and liabilities are as follows:

As of September 29, 2013		As of December 30, 2012
(In millions)		(In millions)

Gross Assets	$6.1	Gross Assets	$8.1
Gross Liabilities	—	Gross Liabilities	(0.2)

Current Assets	$6.1	Current Assets	$7.9

Gross Assets	$—	Gross Assets	$0.5
Gross Liabilities	(1.6)	Gross Liabilities	(1.4)

Current Liabilities	$(1.6)	Current Liabilities	$(0.9)

Gain (Loss) Recognized in OCI for Derivative Instruments (1)

(In millions)

Nine Months Ended September 29, 2013
Foreign exchange contracts	$(2.5)

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments.

	As of September 29, 2013			As of December 30, 2012
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)			(In millions)

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Current assets	$—	$—	Current assets	$—	$—
Foreign Exchange Contracts	Current liabilities	19.8	(0.1)	Current liabilities	12.1	—

Total derivatives, net		$19.8	($0.1)		$12.1	$—

	For the Nine Months Ended September 29, 2013		For the Nine Months Ended September 30, 2012
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$0.1	Revenue	$0.0
Foreign Exchange Contracts	Expenses	(0.7)	Expenses	0.8

Net gain (loss) recognized in income		$(0.6)		$0.8

Note 7 – Securities

The company invests excess cash in marketable securities consisting primarily of money markets, commercial paper, corporate notes and bonds, and U.S. government securities.

All of the company’s securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of AOCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no sales of securities in the first nine months of 2013.

Securities are summarized as of September 29, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	0.1	—	—	0.1

Total marketable securities	$0.2	$—	$—	$0.2

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.0	$0.2	$—	$2.2
Corporate debt securities	0.1	—	—	0.1

Total securities	$2.1	$0.2	$—	$2.3

Securities are summarized as of December 30, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	—	—	—	—

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.1	$0.3	$—	$2.4
Corporate debt securities	0.2	—	—	$0.2
Auction rate securities	—	—	—	—

Total securities	$2.3	$0.3	$—	$2.6

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of September 29, 2013.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.2	$0.2
Due after one year through three years	0.4	0.4
Due after three years through ten years	1.1	1.2
Due after ten years	$0.6	$0.7

	$2.3	$2.5

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

The following table presents selected operating segment financial information for the three and nine months ended September 29, 2013 and September 30, 2012.

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In millions)		(In millions)
Revenue and Operating Income:
MCCC
Total revenue	$141.8	$142.2	$408.4	$432.9
Operating income	26.3	30.1	61.6	82.1

PCIA
Total revenue	187.4	180.2	550.7	530.8
Operating income	33.5	36.6	84.2	95.5

SDT
Total revenue	35.4	36.4	105.2	108.8
Operating income	4.9	5.6	12.1	15.2

Corporate
Restructuring and impairments expense	(3.5)	(3.4)	(8.1)	(6.3)
Stock-based compensation expense	(7.1)	(4.2)	(21.3)	(18.4)
Selling, general and administrative expense	(39.3)	(38.4)	(116.9)	(122.5)
Release (charge) for litigation charge	—	—	12.6	(1.3)
Other (1)	(2.1)	0.1	(7.5)	0.3

Total Consolidated
Total revenue	$364.6	$358.8	$1,064.3	$1,072.5
Operating income	$12.7	$26.4	$16.7	$44.6
Other expense, net	1.4	1.2	7.6	4.2

Income before income taxes	$11.3	$25.2	$9.1	$40.4

(1)	Other consists primarily of accelerated depreciation on certain assets in our Salt Lake manufacturing facility. The company is planning to close the 8 inch line at this facility. The equipment will be transferred to other Fairchild locations. The depreciation that relates to the initial installation cost of this equipment has been accelerated as these costs are specific to its installation in Salt Lake. The depreciation is being accelerated over an 11 month time period.

The first nine months of 2013 consists of 39 weeks compared to 40 weeks in the first nine months of 2012.

PCIA revenue for the nine months ended September 30, 2012 includes $4.0 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from the Thailand floods in the fourth quarter of 2011.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of September 29, 2013		As of December 30, 2012
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2 - 15 years	$250.8	$(237.1)	$250.8	$(228.4)
Customer base	8 - 10 years	81.6	(73.0)	81.6	(71.1)
Core technology	10 years	15.7	(4.8)	15.7	(3.9)
In Process R&D	10 years	2.8	(0.4)	2.8	(0.2)
Patents	4 years	5.9	(5.9)	5.9	(5.9)

Subtotal		356.8	(321.2)	356.8	(309.5)

Goodwill		169.3	0	169.3	—

Total		$526.1	$(321.2)	$526.1	$(309.5)

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 30, 2012 and September 29, 2013
Goodwill	$162.0	$156.1	$54.5	$372.6
Accumulated Impairment Losses	0.0	(148.8)	(54.5)	(203.3)

	$162.0	$7.3	0.0	$169.3

The following table presents the estimated amortization expense for intangible assets for the remainder of 2013 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remaining Fiscal 2013	3.9
Fiscal 2014	7.5
Fiscal 2015	5.2
Fiscal 2016	5.2
Fiscal 2017	2.5
Fiscal 2018	2.2

Note 10 – Restructuring and Impairments

During the three and nine months ended September 29, 2013, the company recorded restructuring and impairment charges, net of releases, of $3.5 million and $8.1 million, respectively. The detail of these charges is presented in the summary tables below.

During the three and nine months ended September 30, 2012, the company recorded restructuring and impairment charges, net of releases, of $3.4 million and $6.3 million, respectively. The third quarter charges include $2.8 million of employee separation costs and $0.6 million of lease termination costs associated with the 2012 Infrastructure Realignment Program. In addition to the charges in the third quarter of 2012, there were charges in the first and second quarter of 2012 including a $0.1 million reserve release of employee separation costs associated with the 2010 Infrastructure Realignment Program, $0.9 million of employee separation costs associated with the 2011 Infrastructure Realignment Program as well as $1.7 million of employee separation costs, and $0.4 million in facility closure costs associated with the 2012 Infrastructure Realignment Program.

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

The following table presents a summary of the activity in the company’s accrual for restructuring and impairment costs for the quarterly periods ended March 31, 2013, June 30, 2013, and September 29, 2013.

	Accrual Balance at 12/30/2012	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 3/31/2013

2010 Infrastructure Realignment Program:
Employee Separation Costs	$0.2	—	(0.1)	—	—	$0.1

2011 Infrastructure Realignment Program:
Employee Separation Costs	0.6	—	(0.2)	—	—	0.4

2012 Infrastructure Realignment Program:
Employee Separation Costs	2.8	0.1	(1.3)	—	—	1.6
Lease Termination Costs	0.5	—	(0.3)	—	—	0.2

2013 Infrastructure Realignment Program:
Employee Separation Costs	—	0.6	(0.4)	—	—	0.2
Line closure costs	—	0.5	(0.5)	—	—	—

	$4.1	1.2	(2.8)	0.0	0.0	$2.5

	Accrual Balance at 3/31/2013	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 6/30/2013

2010 Infrastructure Realignment Program:
Employee Separation Costs	$0.1	—	(0.1)	—	—	$0.0

2011 Infrastructure Realignment Program:
Employee Separation Costs	0.4	—	(0.1)	—	—	0.3

2012 Infrastructure Realignment Program:
Employee Separation Costs	1.6	—	(0.7)	(0.1)	—	0.8
Lease Termination Costs	0.2	—				0.2

2013 Infrastructure Realignment Program:
Employee Separation Costs	0.2	2.4	(1.0)	—	—	1.6
Line closure costs	—	1.0	(1.0)	—	—	—
Lease Termination Costs	—	0.1	—		—	0.1

	$2.5	3.5	(2.9)	(0.1)	0.0	$3.0

	Accrual Balance at 6/30/2013	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 9/29/2013

2010 Infrastructure Realignment Program:
Employee Separation Costs	$0.0	—	—	—	—	$0.0

2011 Infrastructure Realignment Program:
Employee Separation Costs	0.3	—	—	—	—	0.3

2012 Infrastructure Realignment Program:
Employee Separation Costs	0.8	—	(0.4)	—	—	0.4
Lease Termination Costs	0.2	—	(0.1)	(0.1)	—	—

2013 Infrastructure Realignment Program:
Employee Separation Costs	1.6	2.8	(2.0)	(0.1)	—	2.3
Line closure costs	—	0.8	(0.8)	—	—	—
Lease Termination Costs	0.1	0.1	(0.1)	—	—	0.1

	$3.0	3.7	(3.4)	(0.2)	0.0	$3.1

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found the company’s infringement to have been willful and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. The company appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2013, the court of appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find Fairchild liable for induced infringement. The court also vacated the earlier ruling of willful patent infringement by Fairchild. While the appeals court instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, Fairchild believes that damages on the basis of that level of infringing activity would not be material to Fairchild. Accordingly, the company released $12.6 million from the reserves relating to this case during the first quarter of 2013. The appeals court denied Power Integrations’ motions to rehear the case. On August 23, 2013, Power Integrations filed a Petition for a Writ of Certiorari with the Supreme Court of the United States, seeking review of various aspects of the court of appeals ruling.

POWI 2: On May 23, 2008, Power Integrations filed another lawsuit against the company, Fairchild Semiconductor Corporation and our wholly owned subsidiary System General Corporation in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents asserted in that lawsuit, two were asserted against the company and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, Power Integrations added a fourth patent to this case.

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

Both lawsuits were consolidated and heard together in a jury trial in April of 2012. On April 27, 2012, the jury found that Power Integrations infringed one of the two U.S. patents owned by System General and upheld the validity of both System General patents. In the same case, the jury found that the company infringed two of four U.S. patents asserted by Power Integrations and that the company had induced its customers to infringe the asserted patents. The jury also upheld the validity of the asserted Power Integrations patents. The verdict concluded the first phase of trial in the litigation. Willfulness and damages in the case will be determined in a second phase, which has yet to be scheduled and may occur after appeals of the first phase.

POWI 3: On November 4, 2009, Power Integrations filed a complaint for patent infringement against the company and two of the company’s subsidiaries in the U.S. District Court for the Northern District of California alleging that several of our products infringe three of Power Integrations’ patents. Fairchild has filed counterclaims asserting that Power Integrations infringes two Fairchild patents. Trial is scheduled for February 2014.

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

POWI 5: On May 1, 2012, Fairchild sued Power Integrations in U.S. District Court for the District of Delaware. The lawsuit accuses Power Integration’s LinkSwitch-PH LED power conversion products of violating three Fairchild patents. Power Integrations has filed counterclaims of patent infringement against Fairchild asserting five Power Integrations patents. Trial is expected in 2014.

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations, or cash flows. Legal costs are expensed as incurred.

The company analyzes potential outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, the company analyzes such outcomes as loss contingencies, and divides them into three categories based on the possibility that the contingency will give rise to an actual loss. The first category represents contingencies for which management believes the possibility of loss is remote. For contingencies in this category, the company does not record a reserve or assess the range of possible losses. The second category represents contingencies for which losses are believed to be reasonably possible. For this category, the company assesses the range of possible losses but does not record a reserve. There are currently no contingencies in this category. The third category represents contingencies for which losses are believed to be probable. For this category, the company determines the range of probable losses and records a reserve reflecting the best estimate within the range. For contingencies within this category, the company currently believes the range of probable losses is approximately $1.5 million to $4.0 million and the best estimate of losses within this range to be $1.5 million as of September 29, 2013 and has recorded this amount as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and resolving such claims.

Note 12 – Long-Term Debt

Long-term debt consists of the following at:

	September 29, 2013	December 30, 2012
	(In millions)

Revolving Credit Facility borrowings	$200.0	$250.0
Other	0.1	0.1

Total debt	$200.1	$250.1
Current portion of long-term debt	0.0	0.0

Long-term debt, less current portion	$200.1	$250.1

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

The total cost basis for strategic investments, which are included in other assets on the balance sheet, was $0.7 million and $3.7 million, net of impairments, as of September 29, 2013 and December 30, 2012, respectively.

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

Overview

We delivered sequentially higher third quarter 2013 sales and margins while spending less on operating expenses. Our sales growth in the third quarter was due primarily to strength from one large mobile customer. Sales in our high voltage business that serves the industrial, appliance and automotive end markets were also solid. Demand from the computing, TV and some portions of the tier two mobile market in Asia was incrementally weaker which impacted third quarter results. Bookings from one of our other top mobile customers reflect some reduction in demand largely driven by the typical year-end inventory reduction. Gross margin and earnings were up substantially in the third quarter.

Given the current modest sales growth rate for the semiconductor industry, we are focused on increasing margins and earnings through greater operational efficiency and lower overhead spending. We are reviewing options to streamline and consolidate our manufacturing footprint which we expect will begin benefiting our financial results in 2015. Operating expenses were reduced more than $3 million in the third quarter and we expect further reductions in the fourth quarter.

Distribution sell through was up more than 1% sequentially. Our weeks of supply in the channel were roughly flat in weeks. Sales into the OEM and EMS channels were up about 7% due primarily to higher sales at one large mobile customer. Factory utilization decreased in the third quarter as we brought the new 8 inch fab in Korea on line. Lead times remain short for virtually all our businesses. Overall product pricing in Q3 was down about 1.5% from the prior quarter and we expect similar performance in the fourth quarter.

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

Standard Discrete and Standard Linear (SDT) products are core building block components for many electronic applications. This segment is moving to a more simplified and focused operating model to make the selling and support of these products easier and more profitable. The right operational structure and product portfolio should enable our standard products group to continue to generate solid cash flow with minimal investment.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Nine Months Ended
	September 29, 2013		September 30, 2012		September 29, 2013		September 30, 2012
	(Dollars in millions)

Total revenue	$364.6	100.0%	$358.8	100.0%	$1,064.3	100.0%	$1,072.5	100.0%
Gross margin	114.9	31.5%	120.1	33.5%	311.0	29.2%	342.7	32.0%

Operating expenses:
Research and development	42.8	11.7%	37.8	10.5%	131.4	12.3%	119.0	11.1%
Selling, general and administrative	52.0	14.3%	48.0	13.4%	155.8	14.6%	157.8	14.7%
Amortization of acquisition-related intangibles	3.9	1.1%	4.5	1.3%	11.6	1.1%	13.7	1.3%
Restructuring and impairments	3.5	1.0%	3.4	0.9%	8.1	0.8%	6.3	0.6%
Release of litigation charge	—	0.0%	—	0.0%	(12.6)	-1.2%	1.3	0.1%

Total operating expenses	102.2	28.0%	93.7	26.1%	294.3	27.7%	298.1	27.8%

Operating income	12.7	3.5%	26.4	7.4%	16.7	1.6%	44.6	4.2%

Other expense, net	1.4	0.4%	1.2	0.3%	7.6	0.7%	4.2	0.4%

Income before income taxes	11.3	3.1%	25.2	7.0%	9.1	0.9%	40.4	3.8%

Provision (benefit) for income taxes	(0.8)	-0.2%	0.5	0.1%	5.0	0.5%	2.2	0.2%

Net income	$12.1	3.3%	$24.7	6.9%	$4.1	0.4%	$38.2	3.6%

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

	Three Months Ended				Nine Months Ended
	September 29,		September 30,		September 29,		September 30,
	2013		2012		2013		2012
	(Dollars in millions)

Non GAAP measures
Adjusted net income	$21.4		$32.3		$21.1		$58.2
Adjusted gross margin	117.0	32.1%	120.1	33.5%	318.5	29.9%	342.7	32.0%
Free cash flow	14.0		(17.5)		20.1		(18.1)

Reconciliation of Net Income to Adjusted Net Income
Net income	$12.1		$24.7		4.1		38.2
Adjustments to reconcile net income to adjusted net income:
Restructuring and impairments	3.5		3.4		8.1		6.3
Accelerated depreciation on assets related to fab closure	2.1		—		7.5		—
Write-off of equity investments	—		—		3.0		—
Release of litigation charge	—		—		(12.6)		1.3
Amortization of acquisition-related intangibles	3.9		4.5		11.6		13.7
Associated net tax effects of the above and other acquisition-related intangibles	(0.2)		(0.3)		(0.6)		(1.3)

Adjusted net income	$21.4		$32.3		$21.1		$58.2

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$114.9		$120.1		$311.0		$342.7
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	2.1		—		7.5		—

Adjusted gross margin	$117.0		$120.1		$318.5		$342.7

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by (used in) operating activities	$33.1		$24.8		$79.3		$104.3
Capital expenditures	(19.1)		(42.3)		(59.2)		(122.4)

Free cash flow	$14.0		$(17.5)		$20.1		$(18.1)

Total Revenues

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$364.6	$358.8	$5.8	1.6%	$1,064.3	$1,072.5	$(8.2)	-0.8%

The 2% increase in revenue during the three months ended September 29, 2013 compared to the same period for 2012 was primarily driven by a stronger demand from High Voltage, Auto and Mobile customers. Revenue during the first nine months of 2013 was slightly lower as compared to the same period in 2012 due to a combination of one less week in the first quarter of 2013 and lower average selling prices. Excluding the extra week in the first quarter of 2012, sales for the first nine months of 2013 would be up 2%.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three and nine months ended September 29, 2013 and September 30, 2012. The increase in other Asia/Pacific revenue for both the three and nine months ended September 29, 2013 was primarily due to a shift in customer sales from Korea to other Asia/Pacific customers, particularly in Singapore. The decrease in Taiwan revenue is mainly due to reduced sales in computing.

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

U.S.	9%	9%	9%	9%
Other Americas	2	2	2	2
Europe	14	13	14	13
China	37	35	35	34
Taiwan	11	13	12	14
Korea	6	9	7	10
Other Asia/Pacific	21	19	21	18

Total	100%	100%	100%	100%

Gross Margin

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Gross Margin $	$114.9	$120.1	$(5.2)	-4.3%	$311.0	$342.7	$(31.7)	-9.3%
Gross Margin %	31.5%	33.5%		-2.0%	29.2%	32.0%		-2.7%

The decrease in gross margin for the three months ended September 29, 2013 as compared to the same period in 2012 was driven by less favorable product mix. Under-utilization related to our new 8 inch line in Korea which just started to ramp-up during the current quarter also contributed to the decrease in gross margin, Moreover, variable compensation was lower during the third quarter of 2012.

Gross margin was lower during the nine months ended September 29, 2013 as compared to the same period in 2012 due to higher inventory write-offs, start-up costs and under-utilization related to our new 8 inch line in Korea, and accelerated depreciation related to the closure of the 8 inch line at our Salt Lake manufacturing facility. The accelerated depreciation, which is recorded over an 11-month period, relates to the initial installation costs of equipment in Salt Lake. We anticipate that this equipment will eventually be transferred to other Fairchild locations. Moreover, variable compensation was lower during the nine months ended September 30, 2012.

Adjusted Gross Margin

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted Gross Margin $	$117.0	$120.1	$(3.1)	-2.6%	$318.5	$342.7	$(24.2)	-7.1%
Adjusted Gross Margin %	32.1%	33.5%		-1.4%	29.9%	32.0%		-2.0%

Adjusted gross margin for the three months and nine months ended September 29, 2013 did not include $2.1 million and $7.5 million of accelerated depreciation related to the planned closure of the 8-inch line at our Salt Lake facility. See additional explanation above. There were no items adjusted out of gross margin in the three and nine months ended September 30, 2012. See above reconciliation for detail.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Research and development	$42.8	$37.8	$5.0	13.2%	$131.4	$119.0	$12.4	10.4%
Selling, general and administrative	$52.0	$48.0	$4.0	8.3%	$155.8	$157.8	$(2.0)	-1.3%

Operating expenses in the first nine months of 2013 consisted of one less week as compared to 2012. Despite this, research and development (R&D) expenses for the third quarter and first nine months of 2013 was higher as compared to the same periods in 2012 primarily due to higher R&D expenses as we continue to invest in R&D programs and resources. Moreover, R&D variable compensation was lower during the third quarter and the first nine months of 2012. Selling, general and administrative expenses (SG&A) for the third quarter of 2013 was higher as compared to the same period in 2012 primarily due to lower variable compensation and equity compensation in 2012. SG&A expenses decreased during the first nine months of 2013 as compared to the same period in 2012 due to structural cost reductions, reduced legal expenses, and a decrease in other discretionary spending.

Restructuring and Impairment. During the three and nine months ended September 29, 2013, we recorded restructuring and impairment charges, net of releases, of $3.5 million and $8.1 million, respectively. The third quarter charges include $2.8 million of employee separation costs, $0.8 million of line closure costs, and $0.1 million of lease termination costs associated with the 2013 Infrastructure Realignment Program as well as $0.2 million in reserve releases for employee separation costs associated with the 2013/2012 Infrastructure Realignment Programs. Charges for the first six months include $3.0 million of employee separation costs, $1.5 million of line closure costs, and $0.1 million of lease termination costs associated with the 2013 Infrastructure Realignment Program, as well as $0.1 million of employee separation costs off-set by a $0.1 million reserve release for employee separation costs both associated with the 2012 Infrastructure Realignment Program.

During the three and nine months ended September 30, 2012, we recorded restructuring and impairment charges, net of releases, of $3.4 million and $6.3 million, respectively. The third quarter charges consist of $2.8 million of employee separation costs and $0.6 million of lease termination costs associated with the 2012 Infrastructure Realignment Program. Charges for the first six months of 2012 include a $0.1 million reserve release of employee separation costs associated with the 2010 Infrastructure Realignment Program, $0.9 million of employee separation costs associated with the 2011 Infrastructure Realignment Program as well as $1.7 million of employee separation costs, and $0.4 million in facility closure costs associated with the 2012 Infrastructure Realignment Program.

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

Other Expense, net.

The following table presents a summary of other expense, net for the three and nine months ended September 29, 2013 and September 30, 2012.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2013	2012	2013	2012
	(In millions)
Other expense, net
Interest expense	$1.5	$1.7	$4.8	$5.7
Interest income	(0.2)	(0.6)	(0.5)	(1.8)
Other (income) expense, net	0.1	0.1	3.3	0.3

Other expense, net	$1.4	$1.2	$7.6	$4.2

Interest expense. Interest expense in the third quarter and first nine months of 2013 decreased when compared to the same period in 2012, primarily due to lower debt balances.

Interest income. Interest income in the third quarter and first nine months of 2013 decreased when compared to the same period in 2012, primarily due to the loss of interest earned on our auction rate securities which were sold at the end of 2012.

Other (income) expense, net. Other expense in the first nine months of 2013 was higher when compared to the same period of 2012, due to the write-off of a $3.0 million strategic investment during the first quarter of 2013.

Income Taxes. Income tax provision in the third quarter and first nine months of 2013 was $(0.8) million and $5.0 million on income before taxes of $11.3 million and $9.1 million, respectively, as compared to income tax provisions of $0.5 and $2.2 on income before taxes of $25.2 million and $40.4 million, respectively, for the same periods of 2012. The effective tax rate for the third quarter and first nine months of 2013 was (7.1%) and 54.9% compared to 2.0% and 5.5%, respectively, for the comparable periods of 2012. The change in the third quarter effective tax rate is primarily due to the effect of a non-cash revaluation of deferred tax assets due to the strengthening of the South Korean Won. The change in the first nine month’s effective tax rate while impacted by foreign exchange rates, was primarily driven by changes in the distribution of profits among legal jurisdictions with differing tax rates. In the first nine months of 2013, the valuation allowance on our deferred tax assets decreased by $6.5 million, which did not impact our results of operations.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of September 29, 2013, we have recorded a deferred tax liability of $1.8 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)

Free Cash Flow	$14.0	$(17.5)	$31.5	180.0%	$20.1	$(18.1)	$38.2	211.0%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow for the three and nine months ended September 30, 2013 increased as compared to the same periods in 2012 mainly due to reduced capital expenditures, off-set in part by lower operating cash flow. See Free Cash Flow reconciliation in results of operations section above.

Reportable Segments.

The following tables present comparative disclosures of revenue, gross margin, and operating income of our reportable segments.

	Three Months Ended
	September 29,				September 30,
	2013				2012
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$141.8	38.9%	38.7%	$26.3	$142.2	39.6%	40.5%	$30.1
PCIA	187.4	51.4%	30.2%	33.5	180.2	50.2%	31.0%	36.6
SDT	35.4	9.7%	18.9%	4.9	36.4	10.1%	20.9%	5.6
Corporate (1)	—	0.0%	0.0%	(52.0)	—	0.0%	0.0%	(45.9)

Total	$364.6	100.0%	31.5%	$12.7	$358.8	100.0%	33.5%	$26.4

	Nine Months Ended
	September 29,				September 30,
	2013				2012
	Revenue	% of total	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$408.4	38.4%	36.4%	$61.6	$432.9	40.4%	38.6%	$82.1
PCIA	550.7	51.7%	28.2%	84.2	530.8	49.5%	29.7%	95.5
SDT	105.2	9.9%	17.2%	12.1	108.8	10.1%	19.7%	15.2
Corporate (1)	—	0.0%	0.0%	(141.2)	—	0.0%	0.0%	(148.2)

Total	$1,064.3	100.0%	29.2%	$16.7	$1,072.5	100.0%	32.0%	$44.6

(1)	The three and nine months ended September 30, 2013 include $7.1 million and $21.3 million of stock based compensation expense, $3.5 million and $8.1 million of restructuring and impairment expense, $2.1 million and $7.5 million of other costs which primarily consist of accelerated depreciation related to the closure of our 8-inch line at our Salt Lake facility, $12.6 million favorable impact in the first quarter for the release of a litigation charge, and $39.3 million and $116.9 million of SG&A expenses, respectively. The three and nine months ended September 30, 2012 includes $4.2 million and $18.4 million of stock-based compensation expense, $3.4 million and $6.3 million of restructuring and impairments expense, $0.1 million and $1.0 million of other costs which primarily consist of charges for litigation, and $38.4 million and $122.5 million of SG&A expenses, respectively.

MCCC

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$141.8	$142.2	$(0.4)	-0.3%	$408.4	$432.9	$(24.5)	-5.7%
Gross Margin $	$54.9	$57.6	$(2.7)	-4.7%	$148.7	$167.2	$(18.5)	-11.1%
Gross Margin %	38.7%	40.5%		-1.8%	36.4%	38.6%		-2.2%
Operating Income	$26.3	$30.1	$(3.8)	-12.6%	$61.6	$82.1	$(20.5)	-25.0%

MCCC revenue in the third quarter and first nine months of 2013 was lower as compared to the same periods in 2012 due to demand reductions at our mobile customers but was partly offset by a strong demand from one leading customer particularly during the third quarter of 2013. The incremental weakness in the notebook PC and TV end markets also contributed to the decrease in revenue but this was partially offset by higher sales into the game station market. Moreover, although new product introductions in the mobile product group contributed to an increase in the average selling prices, this was tempered by general price erosion as well as a price concession with a major customer during the first half of 2013. Lower gross margin was driven by lower revenue, additional inventory reserves for mobile products, and start-up costs related to our new 8 inch line in Korea.

MCCC operating income in the third quarter and first nine months of 2013 decreased from the same periods of 2012 as a result of lower gross margin, higher R&D investment particularly in our mobile business, and increased overall variable compensation expenses. This was offset in part by one less week of operating expenses in the first quarter of 2013 as compared to 2012.

PCIA

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$187.4	$180.2	$7.2	4.0%	$550.7	$530.8	$19.9	3.7%
Gross Margin $	$56.6	$55.8	$0.8	1.4%	$155.2	$157.5	$(2.3)	-1.5%
Gross Margin %	30.2%	31.0%		-0.8%	28.2%	29.7%		-1.5%
Operating Income	$33.5	$36.6	$(3.1)	-8.5%	$84.2	$95.5	$(11.3)	-11.8%

PCIA revenue in the third quarter and first nine months of 2013 was higher compared to the same periods of 2012 primarily driven by continued broad-based strength in most high voltage end markets. In particular, sales of our products serving the industrial and appliance end markets such as the highly integrated Smart Power Modules, increased. Moreover, our leading edge IGBT power products also saw robust demand from the industrial and solar inverter markets. Our automotive business posted increased revenue driven by strong sales of the power module solutions and increasing demand for our leading edge drive train solutions. PCIA revenue in the second quarter of 2012 included $4.0 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from flooding in Thailand in the fourth quarter of 2011. Lower gross margin was mainly a result of higher overhead costs and higher qualification costs related to the new 8 inch line in Korea. We began commercial production of this new line in July and despite the steady volume ramp during the quarter, the initial impact on our margins is slightly unfavorable which is typical for newly opened facilities.

Lower operating income in the third quarter and first nine months of 2013 as compared to the same periods of 2012 was mainly due to decreased gross margin, higher R&D investments, and increased overall variable compensation expenses. This was offset in part by the effect of structural cost reductions in the third quarter, coupled with one less week of operating expenses in the first quarter of 2013 as compared to 2012.

SDT

	Three Months Ended				Nine Months Ended
	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)	September 29, 2013	September 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$35.4	$36.4	$(1.0)	-2.7%	$105.2	$108.8	$(3.6)	-3.3%
Gross Margin $	$6.7	$7.6	$(0.9)	-11.8%	$18.1	$21.4	$(3.3)	-15.4%
Gross Margin %	18.9%	20.9%		-2.0%	17.2%	19.7%		-2.5%
Operating Income	$4.9	$5.6	$(0.7)	-12.5%	$12.1	$15.2	$(3.1)	-20.4%

SDT revenue decreased in the third quarter and first nine months of 2013 as compared to the same periods of 2012 primarily driven by a decrease in average selling prices. Lower gross margin was due to lower revenue and higher overhead costs.

The decrease in operating income was primarily due to lower gross margin. There were also some minor increases in R&D and G&A spending which were offset in part by one less week of operating expenses in the first quarter of 2013 as compared to 2012.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of September 29, 2013, $164.8 million of our $350.7 million of cash and marketable securities balance was located in the United States. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

Our credit facility consists of a $400.0 million revolving loan agreement of which $200 million was drawn as of September 29, 2013. After adjusting for outstanding letters of credit, we had $198.4 million available under the Credit Facility. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. We had additional outstanding letters of credit of $2.0 million that do not fall under the senior credit facility. We also had $4.0 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

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

On July 31, 2013, we amended our credit facility to increase the cumulative amount of incremental commitments permitted to $300,000,000 and to permit the incurrence of incremental term loans. We also amended the facility to increase the amount of incurrence-based unsecured Indebtedness permitted under the agreement and to increase the Leverage Ratio for such Indebtedness to 3.00 to 1.00 for eighteen months following the effective date of the Amendment. At September 29, 2013, we were in compliance with all our covenants and we expect to remain in compliance with them. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first nine months of 2013, our capital expenditures totaled $59.2 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity securities would cause dilution to our existing stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first nine months of 2013, our cash provided by operating activities was $79.3 million compared to cash provided by operating activities of $104.3 million in the same period of 2012. The following table presents a summary of net cash provided by operating activities during the first nine months of 2013 and 2012.

	Nine Months Ended
	September 29, 2013	September 30, 2012
	(In millions)

Net income (loss)	$4.1	$38.2
Depreciation and amortization	109.6	100.5
Non-cash stock-based compensation	21.3	18.4
Deferred income taxes, net	(3.0)	(6.7)
Release of litigation charge	(12.6)	—
Other, net	4.6	1.6
Change in other working capital accounts	(44.7)	(47.7)

Net cash provided by operating activities	$79.3	$104.3

The change is cash provided by or used in operating activities during the first nine months of 2013 as compared to the same period of 2012 was primarily driven by a decrease in net income and release of litigation charge.

Cash used in investing activities during the first nine months of 2013 totaled $60.9 million compared to $124.3 million for the same period of 2012. This decrease was driven by a reduction in capital expenditures as there was a high level of capital expenditures in 2012 related to the 8 inch line at our Korean wafer manufacturing facility.

Cash used in financing activities totaled $76.1 million in the first nine months of 2013 compared to $17.7 million in the same period of 2012. The increase was mainly due to the repayment of long-term debt of $50 million in the third quarter of 2013.

As of September 29, 2013, we had $3.2 million of unrecognized tax benefits, compared to approximately $3.0 million at December 30, 2012. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

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

Recently Issued Financial Accounting Standards

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 (ASU 2013-04), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within is fixed at the reporting date. Examples include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material effect on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of September 29, 2013, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first nine months of 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of our PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against us. We voluntarily stopped U.S. sales and importation of those products in 2007 and have been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found our infringement to have been willful, and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2013, the court of appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find us liable for induced infringement. The court also vacated the earlier ruling of willful patent infringement by us. While the appeals court instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, we believe that damages on the basis of that level of infringing activity would not be material to us. Accordingly, we released $12.6 million from our reserves relating to this case during the first quarter of 2013. The court of appeals denied Power integrations’ motions to rehear the case. On August 23, 2013, Power Integrations filed a Petition for a Writ of Certiorari with the Supreme Court of the United States, seeking review of various aspects of the ruling.

POWI 2: On May 23, 2008, Power Integrations filed another lawsuit against us, Fairchild Semiconductor Corporation and our wholly owned subsidiary System General Corporation in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents asserted in that lawsuit, two were asserted against us and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, Power Integrations added a fourth patent to this case.

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

Both lawsuits were consolidated and heard together in a jury trial in April of 2012. On April 27, 2012, the jury found that Power Integrations infringed one of the two U.S. patents owned by System General and upheld the validity of both System General patents. In the same case, the jury found that we infringed two of four U.S. patents asserted by Power Integrations and that we had induced our customers to infringe the asserted patents. The jury also upheld the validity of the asserted Power Integrations patents. The verdict concluded the first phase of trial in the litigation. Willfulness and damages in the case will be determined in a second phase, which has yet to be scheduled and may occur after appeals of the first phase.

POWI 3: On November 4, 2009, Power Integrations filed a complaint for patent infringement against us and two of our subsidiaries in the U.S. District Court for the Northern District of California alleging that several of our products infringe three of Power Integrations’ patents. Fairchild has filed counterclaims asserting that Power Integrations infringes two Fairchild patents. Trial is scheduled for February 2014.

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

POWI 5: On May 1, 2012, we sued Power Integrations in U.S. District Court for the District of Delaware. The lawsuit accuses Power Integration’s LinkSwitch-PH LED power conversion products of violating three of our patents. Power Integrations has filed counterclaims of patent infringement against us asserting five Power Integrations patents. Trial is expected in 2014.

Other Legal Claims. From time to time we are involved in legal proceedings in the ordinary course of business. We believe that there is no such ordinary-course litigation pending that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations or cash flows.

We analyze potential outcomes from current litigation in accordance with the Contingency Topic of the FASB ASC. Accordingly, we analyze such outcomes as loss contingencies, and divide them into three categories based on the possibility that the contingency will give rise to an actual loss. The first category represents contingencies for which we believe the possibility of a loss is remote. For contingencies in this category, we do not record a reserve or assess the range of possible losses. The second category represents contingencies for which losses are believed to be reasonably possible. For this category, we assess the range of possible losses but do not record a reserve. There are currently no contingencies in this category. The third category represents contingencies for which losses are believed to be probable. For this category, we determine the range of probable losses and record a reserve reflecting the best estimate within the range. For contingencies within this category, we currently believe the range of probable losses is approximately $1.5 million to $4.0 million. We believe the best estimate of losses within this range to be $1.5 million as of September 29, 2013 and have recorded this amount as a reserve. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and resolving such claims.

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

Distributors accounted for 61% of our net sales for the nine months ended September 29, 2013. We anticipate that this percentage may decrease as we begin to sell more products directly to our customers. Our top five distributors worldwide accounted for 19% of our net sales for the nine months ended September 29, 2013. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Additionally, because distributors may offer competing products, certain distributors may be less inclined to sell our products as a result of our direct sales increase. Distributors generally offer competing products. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Our manufacturing facilities in China, South Korea, Malaysia, the Philippines and many of the third party contractors and suppliers that we currently use are located in countries that are in seismically active regions of the world where earthquakes and other natural disasters, such as floods and typhoons may occur. For example, on October 15, 2013, our manufacturing facility in the Philippines experienced a magnitude 7.2 earthquake. The business impact to the company was not material. While we take precautions to mitigate these risks, we cannot be certain that they will be adequate to protect our facilities in the event of a major earthquake, flood, typhoon or other natural disaster. Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and would not cover us for lost business. As a result, a natural disaster in one of these regions could severely disrupt the operation of our business and have a material adverse effect on our financial condition and results of operations.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 75% of our revenues in nine months ended September 29, 2013 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 7% of our revenue for the nine months ended September 29, 2013.

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

At September 29, 2013 we had total debt of $200.1 million and the ratio of this debt to equity was approximately 0.2 to 1. As of Septemeber 29, 2013, our credit facility consists of a $400 million in a revolving line of credit. Adjusted for outstanding letters of credit, we had up to $198.4 million available under the revolving loan portion of the senior credit facility. In addition, there is a $300 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of September 29, 2013, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2013 - July 28, 2013	—	—	—	—

July 29, 2013 - Aug 25, 2013	527,115	12.27	—	—
Aug 26, 2013 - Sept 29, 2013	245,100	12.44

Total	772,215	12.32	—	—

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

Fairchild Semiconductor International, Inc.

Date: November 8, 2013	/s/ Mark S. Frey
Mark S. Frey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer)