Form 10-K
period 2013-12-19
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2014-02-27
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013

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

NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was $1,748,529,925

The number of shares outstanding of the Registrant’s Common Stock as of February 20, 2014 was 124,743,564.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2014 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Except as otherwise indicated in this Annual Report on Form 10-K, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual subsidiaries where appropriate.

The company’s fiscal year ends on the last Sunday in December. The years ended December 29, 2013, December 30, 2012, and December 25, 2011 consist of 52 weeks, 53 weeks, and 52 weeks, respectively.

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

Products and Technology

Two of our product segments are organized by the end markets they support and include: (1) Mobile, Computing, Consumer and Communication (MCCC), (2) Power Conversion, Industrial and Automotive (PCIA). Our third reportable segment is Standard Discrete and Standard Linear (SDT), which contains a wide array of mature, standard products.

We develop a wide range of power and signal path products that are primarily focused on enabling greater energy efficiency in industrial, appliance, cloud computing, and automotive applications. The mobile applications market including smart phones and tablets are also a key area of product design for us. We invest in wafer fabrication and packaging technology to support the development of these innovative products. In 2013, we opened our new 8 inch wafer fabrication site in Bucheon, Korea and expect to gradually load this plant with a combination of new products and existing devices transferred from older, less efficient factories.

Mobile, Computing, Consumer and Communication (MCCC)

We design, manufacture and market high-performance analog components, mixed signal integrated circuits, and low voltage power MOSFETs for mobile, consumer, computing, and communication applications. We have a leadership position in the power MOSFET market with our portfolio of PowerTrench® technology products. Our analog and mixed signal products are focused on the mobile endmarkets and are the primary growth engine for the MCCC group.

We offer analog and mixed signal devices in a number of proprietary part types with an emphasis on serving the mobile market. The development of proprietary parts is largely driven by evolving end-system requirements such as extending battery life, improving audio quality, and USB connections. The drive for more features and capabilities in smart phones drives the demand for higher performance of our products in the smallest form factor possible. Major competitors include Analog Devices, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel Inc, ON Semiconductor Corporation, ST Microelectronics N.V., Intersil Corporation, International Rectifier Corporation, Infineon Technologies AG, and Texas Instruments Incorporated.

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

We also design, manufacture, and market power semiconductor solutions for computing, communications, mobile, consumer and industrial applications. Power semiconductor solutions include power discrete MOSFETs, analog integrated circuits, and fully integrated multi-chip and monolithic power solutions.

Our power MOSFETs are primarily used in power delivery and power control applications. Power delivery and control applications are ubiquitous across computing, mobile, consumer electronic and communication infrastructure markets. We produce advanced low voltage and medium voltage MOSFETs under our PowerTrench® brands. Examples of applications where our advanced power MOSFETs are used include smartphones, tablets, notebook PCs, high performance gaming, home entertainment systems, servers, data communication, and routers where our products enable efficient power delivery. This enables longer battery life, lower power consumption and better thermal performance of our customers products.

Power Conversion, Industrial and Automotive (PCIA)

We design, manufacture and market power discrete semiconductors, analog and mixed signal integrated circuits (ICs) and multi-chip smart power modules for broad power conversion/power management, industrial, and automotive applications. Our power solutions typically convert a semi-regulated energy source (AC—alternating current or DC—direct current) to a regulated output for electronic systems (AC-DC, DC-AC, and DC-DC conversion). Our discrete devices are individual diodes or transistors that perform power switching, power conditioning and signal amplification functions in electronic circuits. Our analog and mixed signal ICs are used to control discrete semiconductors in applications such as power switching, conditioning, signal amplification, power distribution, and power consumption. Driving the demand and growth of our business is the increasing need for higher efficiency and higher power density for space savings. We are also seeing strong demand for our solutions which reduce the consumption of power when electronic devices are in standby mode. We manufacture discrete products using state of the art vertical Diffusion Metal Oxide Semiconductor (DMOS) MOSFETs, Insulated Gate Bipolar Transistors (IGBT), Bipolar and ultrafast rectifier technologies. We manufacture analog and mixed signal ICs using a variety of bipolar (Bi), complementary metal oxide (CMOS), BiCMOS, and bipolar/CMOS/DMOS (BCDMOS) state of the art processes up to 1200V and down to 0.35µm (microns) minimum geometry. Major competitors include Infineon Technologies AG, ST Microelectronics N.V., International Rectifier Corporation, Toshiba Corporation, Mitsubishi Corporation, Texas Instruments Incorporated, Power Integrations, Inc., ON Semiconductor Corporation, NXP Semiconductors N.V., Alpha & Omega Semiconductor, Ltd. and Vishay Intertechnology, Inc.

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

IGBTs are high-voltage power discrete devices. They are used in switching applications for solar inverters, UPS, data centers & communications, motors, power supplies, displays, TVs, and automotive ignition systems. These applications require lower switching frequencies, higher power, and/or higher voltages than a power MOSFET can provide. We are a leading supplier of IGBTs. We have developed various planar and trench IGBT technologies for these applications.

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

We design and develop a line of proprietary, high-performance SPM® brand smart power module products targeted at various end applications in consumer white goods and industrial applications: room air conditioners, industrial power supplies, solar inverters, pumps, and industrial motors. These are multi-chip modules containing up to 28 components in a single package that includes diodes, power discrete IGBTs or MOSFETs, high voltage power management driver ICs, and current and temperature sensors. Similar modules, called Automotive Power Modules (APMs), are used in automotive applications. These innovative products provide customers with a fully integrated power management solution designed to increase power efficiency, power density, system reliability, system functionality, and reduce engineering development time.

We sell custom and standard analog and mixed signal ICs to enable management of power systems. We design and manufacture power management semiconductors for line-powered and off-line powered systems that integrate or complement our Power MOSFETs to simplify engineering challenges to increase efficiency, increase power density for space savings, and reduce energy consumption. The integration improves system reliability by reducing the total number of components, while offering comparable robustness. We sell and market off-line and isolated DC-DC ICs, MOSFET and IGBT gate driver ICs, and power factor correction ICs to the consumer, computing, display, TV, lighting, and industrial markets.

Off-line and isolated DC to DC IC products address power conversion from less than one watt output up to 1 kilowatt. The solutions target circuit board space saving by improving overall system efficiency and reducing the total number of components. Additionally, our devices help the designer conserve system power. These products primarily target the high volume consumer and computing markets with a smaller percentage aimed towards the lower volume, diversified industrial markets.

MOSFET and IGBT Gate Driver IC products complement our off-line and isolated DC to DC, power MOSFETs, and IGBTs for applications from less than one hundred watts output to greater than 2 kilowatts. These gate drivers are often required for higher power MOSFET and IGBT applications where there is a need for higher efficiency, additional system functionality, and reduced design complexity.

Power Factor Correction (PFC) ICs complement our off-line and isolated DC to DC, power MOSFETs, rectifiers, and IGBTs for applications from less than one hundred watts output to 2 kilowatts. Undesired by-products of electronic equipment include inefficient power usage from an AC source, higher AC noise and undesired harmonics. PFC ICs are needed to improve the power efficiency and to lower noise or harmonics to government and industry mandated levels.

Optoelectronics covers a wide range of semiconductor devices that emit and sense both visible and infrared light. We participate in the optocoupler segment of the optoelectronics market. Optocouplers incorporate infrared emitter and detector combinations in a single package. These products are used to transmit signals between two electronic circuits while maintaining a safe electrical isolation between them. Major applications for these devices include power supplies, UPS, solar inverters, motor controls and power modules & industrial control system. Our focus in optoelectronics is aligned with our power management business, as these products are used extensively in power supplies and AC to DC power conversion applications. Major competitors for this business include Avago Technologies Ltd., Vishay Intertechnology, Inc and Liteon, Inc.

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

There is continued growth for analog solutions as digital solutions require a bridge between real world signals and digital signals. Our product portfolio is further enhanced by a broad offering of packaging solutions that we have developed. These solutions include surface mount devices, tiny packages and leadless carriers. Major competitors include ST Microelectronics N.V., ON Semiconductor Corporation and Texas Instruments Incorporated.

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

Sales, Marketing and Distribution

For the year ended December 29, 2013, Samsung Electronics was our largest customer and accounted for more than 10% of our net revenue. In 2013 we derived approximately 61%, 32% and 7% of our net sales from distributors, original equipment manufacturers (OEMs), and electronic design and manufacturing services (EMS) customers, respectively, through our regional sales organizations. We operate regional sales organizations in Europe, with principal offices in Munich, Germany; the Americas, with principal offices in San Jose, CA; the Asia/Pacific region (which for these purposes excludes Japan and South Korea), with principal offices in Hong Kong; Japan, with principal offices in Tokyo; and South Korea, with principal offices in Seoul. A discussion of revenue by geographic region for each of the last three years can be found in Item 8, Note 17 of this report. Each of the regional sales organizations is supported by the supply chain organization, which manages independently operated warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through warehouses that are owned and operated by us or by a third party provider.

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

Research and Development

Our expenditures for research and development for 2013, 2012 and 2011 were $171.6 million, $156.9 million and $153.4 million, respectively. These expenditures represented 12.2%, 11.2%, and 9.7% of sales for 2013, 2012 and 2011, respectively. Advanced silicon processing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed, higher power density and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology for our classes of products. Our R&D efforts continue to be focused in part on innovative packaging solutions that make use of new assembly methods and high performance packaging materials, as well as in exclusive and patent protected transistor structure development. We are also using our R&D resources to characterize and apply new materials in both our packaging and semiconductor device processing efforts.

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

Suzhou, China

Power Semiconductors (Diodes & Rectifiers, IGBTs, Integrated Power Solutions (SPM), MOSFETs, Transistors)

Power Management ICs (AC-DC: PWM (Combo) Controllers)

Automotive Products (Automotive Modules, Discrete Power Semiconductors, Intelligent Power Semiconductors)

We subcontract a minority portion of our wafer fabrication needs, primarily to Taiwan Semiconductor Manufacturing Company, Macronix International Co. Ltd., Phenitec Semiconductor, Showa Denko Singapore (PTE) Ltd, and CSMC Manufacturing Company. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include, Liteon Inc, Hana Microelectronics Ltd, AUK Semiconductor PTE, Ltd, Taiwan Semiconductor Co. Ltd, and Panjit International Inc.

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper and aluminum wire, Alloy 42/Copper lead frames, mold compound, ceramic and other substrate material and some chemicals and gases. We obtain our raw materials and supplies from a large number of sources.

Backlog

Backlog at December 29, 2013 was approximately $371 million, down from approximately $458 million at December 30, 2012. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. In periods of depressed demand, customers tend to rely on shorter lead times. In periods of increased demand, there is a tendency towards longer lead times which has the effect of increasing backlog and, in some instances we may not have manufacturing capacity sufficient to fulfill all orders. Some of our products are currently in a period of decreased demand. Additionally, backlog is impacted by our manufacturing lead times, which have decreased on average from December 30, 2012 to December 29, 2013. As is customary in the semiconductor industry, we may allow our customers to cancel orders or delay deliveries within agreed upon parameters. Accordingly, our backlog at any time should not be used as an indication of future revenues. For further information on our backlog, see Risk Factors under the heading “We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues”.

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

Trademarks and Patents

As of December 29, 2013, we held 1,523 issued U.S. patents and 1,652 issued non-U.S. patents with expiration dates ranging from 2013 through 2033. We also have trademarks that are used in the conduct of our business to distinguish genuine Fairchild products. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as system and application knowledge, ability and experience of our personnel, the range and number of new products being developed by us, our market brand recognition, ongoing sales and marketing efforts, customer service, technical support and our manufacturing capabilities.

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

We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were nominal for 2013, 2012 and 2011. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

Employees

Our worldwide workforce consisted of 8,659 full and part-time employees as of December 29, 2013. We believe that our relations with our employees are satisfactory.

At December 29, 2013, 95 employees at our Mountain Top, Pa., manufacturing facility, were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends June 1, 2015 and provides for guaranteed wage and benefit levels as well as employment security for union members. If a work stoppage were to occur, it could impact our ability to operate our Mountain Top facility. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.

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

Name	Age	Title
Mark S. Thompson	57	Chairman of the Board of Directors and Chief Executive Officer
Vijay Ullal	55	President and Chief Operating Officer
Mark S. Frey	60	Executive Vice President, Chief Financial Officer and Treasurer
Paul D. Delva	51	Senior Vice President, General Counsel and Corporate Secretary
Kevin B. London	56	Senior Vice President, Human Resources and Administration

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

Our common stock is traded on the NASDAQ Stock Market and its price has fluctuated significantly in recent years. Additionally, our stock has experienced and may continue to experience significant price and volume fluctuations that could adversely affect its market price without regard to our operating performance. We believe that factors such as quarterly fluctuations in financial results, earnings below analysts’ estimates and financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Similar fluctuations in the future could adversely affect the market price of our common stock.

We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues.

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is occasionally subject to double booking and rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand and macro economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacture of products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues. Additionally, fluctuations in demand may cause our inventories to increase or decrease more than we have anticipated. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower than expected demand. When we anticipate increasing demand in our markets, lower than anticipated demand may impact our customers’ target inventory levels. While we focused on reducing channel inventories during 2013; our current business forecasting is still qualified by the risk that our backlog may deteriorate as a result of customer cancellations.

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

If we provide revenue, margin or earnings per share guidance, it is generally based on certain assumptions we make concerning the health of the overall economy and our projections of future consumer and corporate spending. If our projections of these expenditures are inaccurate or based upon erroneous assumptions, our revenues, margins and earnings per share could be adversely affected. For example, reduced demand for automobiles and appliances reduced our revenue during 2011 and 2012 while weakness in the high-end smart phone market negatively impacted earnings in 2013. We cannot be certain that a change in macroeconomic conditions will not have an adverse effect on our business.

We have lengthy product development cycles that may cause us to incur significant expenses without realizing meaningful sales, the occurrence of which would harm our business.

Designing and manufacturing semiconductors is a long process that requires the investment of significant resources with no guarantee that the process will ultimately result in sales to customers. In 2013 and in prior years, we have made significant investments in new product designs and technologies. The lengthy front end of our development cycle creates a risk that we may incur significant expenses which we are unable to offset with meaningful sales. Additionally, customers may decide to cancel their products or change production specifications, which may require us to modify product specifications and further increase our cost of production. Failure to meet such specifications may also delay the launch of our products or result in lost sales.

Research and development investments may not yield profitable or commercially viable products and thus will not necessarily result in increases in our revenues.

We invest significant resources in our research and development. In 2013 alone, we invested $171.6 million in research and development. Despite such efforts, we may not be successful in developing commercially viable products. Additionally, there is a substantial risk that we may decide to abandon a potential product that is no longer marketable, despite our investment or significant resources in its development.

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

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Our manufacturing operations depend upon our ability to obtain adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. If the prices of these raw materials rise significantly we may be unable to pass on our increased operating expenses to our customers. This could result in decreased profit margins for the products in which the materials are used. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products in the past resulted in a number of claims for damages from customers. We purchase some of our raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Taiwan Semiconductor Manufacturing Company, Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, Macronix International Co. Ltd., and Phenitec Semiconductor. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include , Advance Semiconductor Engineering, Inc., AIC Semicondutor Sdn Bhd, Amkor Technology, AUK Semiconductor PTE, Ltd, GEM Services, Inc., Greatek Electronics, Inc., Hana Microelectronics Ltd, Liteon, Inc., Tak Cheong Electronics (Holdings) Co. Ltd, and United Test and Assembly Center Thai Ltd. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

Delays in expanding capacity at existing facilities, implementing new production techniques, or incurring problems associated with technical equipment malfunctions, all could adversely affect our manufacturing efficiencies.

Our manufacturing efficiency is an important factor in determining our profitability, and we cannot assure you that we will be able to maintain or increase manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields and cause defects in the final product. We are constantly looking for ways to expand capacity or improve efficiency at our manufacturing facilities. For example, we are in the process of rationalizing our global manufacturing footprint and increasing our reliance on external foundries, a process that may require us to reduce and/or transfer internal capacities into another existing internal facility or to an external foundry. As is common in the semiconductor industry, we may experience difficulty in completing the transitions. As a consequence, we have suffered delays in product deliveries or reduced yields in the past and may experience such delays again in the future.

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

We depend on efficient use of our manufacturing capacity because low utilization rates could have a material adverse effect on our business, financial condition and the results of our operations.

Our ability to efficiently manage the available capacity in our fabrication facilities is a key element of our success. As a result of our high fixed costs, a reduction in capacity utilization, as well as reduced yields or unfavorable product mix, could reduce our profit margins and adversely affect our operating results. Utilization rates may be reduced by many factors including: periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion or relocation of operations, power interruptions and fire, flood or other natural disasters or calamities. Potential delays and cost increases that result from these events could have a material adverse effect on our business, financial condition and results of operations.

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

Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), requires the SEC to promulgate new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The new disclosure rules will take effect in May of 2014, one year after the promulgation of the SEC’s final rules. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.

A significant portion of our sales are made to distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.

Distributors accounted for 61% of our net sales for the twelve months ended December 29, 2013. We anticipate that this percentage may decrease as we begin to sell more products directly to our customers. Our top five distributors worldwide accounted for 20% of our net sales for the twelve months ended December 29, 2013. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Additionally, because distributors may offer competing products, certain distributors may be less inclined to sell our products as our direct sales increase. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several dollars, whereas the personal computer might be sold by the computer maker for several hundred dollars. Although we maintain rigorous quality control systems, we manufacture and sell approximately 16 billion individual semiconductor devices per year to customers around the world, and in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to published specifications. Additionally, while we attempt to contractually limit our customers’ use of our products, we cannot be certain that our distributors will not sell our products to customers who intend to use them in applications for which we did not intend them to be used. Since a defect or failure in one of our products could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. For example, in December of 2013, the customer of one of our distributors filed suit against us claiming damages of $30 million arising out of the purchase of $20,000 of our products. Furthermore, even though we attempt, through our standard terms and conditions of sale and other customer contracts, to contractually limit our liability to replace the defective goods or refund the purchase price, we cannot be certain that these claims will not expose us to potential product liability, warranty liability, personal injury or property damage claims relating to the use of those products. In the past, we have received claims for charges, such as for labor and other costs of replacing defective parts or repairing the products into which the defective products are incorporated, lost profits and other damages. In addition, our ability to reduce such liabilities, whether by contracts or otherwise, may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result.

Our operations and business could be significantly harmed by natural disasters.

Our manufacturing facilities in China, South Korea, Malaysia, the Philippines and many of the third party contractors and suppliers that we currently use are located in countries that are in seismically active regions of the world where earthquakes and other natural disasters, such as floods and typhoons may occur. For example, on October 15, 2013, our manufacturing facility in the Philippines experienced a magnitude 7.2 earthquake. While we take precautions to mitigate these risks, we cannot be certain that they will be adequate to protect our facilities in the event of a major earthquake, flood, typhoon or other natural disaster. Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and may not cover us for lost business. As a result, a natural disaster in one of these regions could severely disrupt the operation of our business and have a material adverse effect on our financial condition and results of operations.

Natural disasters could affect our supply chain or our customer base which, in turn, could have a negative impact on our business, the cost of and demand for our products and our results of operations.

While the earthquake and tsunami in Japan, flooding in Thailand and the recent earthquake in the Philippines did not materially impact us, the occurrence of natural disasters in certain regions, could have a negative impact on our supply chain, our ability to deliver products, the cost of our products and the demand for our products. These events could cause consumer confidence and spending to decrease or result in increased volatility to the U.S. and worldwide economies. Any such occurrences could have a material adverse effect on our business, our results of operations and our financial condition.

Our international operations subject our company to risks not faced by domestic competitors

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 75% of our revenues in the twelve months ended December 29, 2013 were from Asia. The following are some of the risks inherent in doing business on an international level:

•	economic and political instability;

•	foreign currency fluctuations;

•	transportation delays;

•	trade restrictions;

•	changes in laws and regulations relating to, amongst other things, import and export tariffs, taxation, environmental regulations, land use rights and property,

•	work stoppages; and

•	the laws, including tax laws, and the policies of the U.S. toward, countries in which we manufacture our products.

We acquired significant operations and revenues when we acquired a business from Samsung Electronics and, as a result, are subject to risks inherent in doing business in Korea, including political risk, labor risk and currency risk.

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 7% of our revenue for the twelve months ended December 29, 2013.

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

Increases in our effective tax rate may have a negative impact on our business.

A number of factors may increase our effective tax rates, which could reduce our net income, including: the locations where our profits are determined to be earned and taxed; the outcome of certain tax audits, changes in the valuation of our deferred tax assets or liabilities, increases in non-deductible expenses, changes in available tax credits, changes in tax laws or their interpretation, including changes in the U.S. taxation of non-U.S. income and expenses; changes in U.S. generally accepted accounting principles and our decision to repatriate non U.S. earnings.

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

We expect a significant portion of our production from our Suzhou, China facility will be exported out of China, however, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. For 2013, approximately 23% of the company’s total production is from the Suzhou facility. Our ability to operate in China may be adversely affected by changes in that country’s laws and regulations, including those relating to taxation, foreign exchange restrictions, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the U.S. could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

We are subject to fluctuations in the value of foreign and domestic currency and interest rates.

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks and to protect against reductions in the value and volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. These hedging programs may utilize certain derivative financial instruments. For example, we use a combination of currency forward and option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, Taiwanese dollar, British pound and the Euro. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 29, 2013, an adverse change (defined as a 20% unfavorable move in every currency where we have exposure) in the exchange rates of all currencies over the course of the year would have resulted in an adverse impact on income before taxes of approximately $13.4 million. While we have established hedging policies and procedures to monitor and prevent unauthorized trading and to maintain substantial balance between purchases and sales or future delivery obligations, we can provide no assurance, however, that these steps will detect and/or prevent all violations of such risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

In addition to our currency exposure, we have interest rate exposure with respect to our credit facility due to its variable pricing. For example, for the year ended December 29, 2013, a 50 basis point increase in interest rates would have resulted in increased annual interest expense of $1.13 million. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would have been offset by an increase in interest income of $1.15 million on the cash and investment balances during 2013. We do not currently hedge our interest rate exposure and we can provide no assurance that a sudden increase in interest rates would not have a material impact on our financial performance.

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

At December 29, 2013, we had total debt of $200.1 million and the ratio of this debt to equity was approximately 0.2 to 1. As of December 29, 2013, our credit facility consists of a $400 million revolving line of credit. Adjusted for outstanding letters of credit, we had up to $199.5 million available under the revolving loan portion of the senior credit facility. In addition, there is a $300 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of December 29, 2013, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

We have no unresolved comments from the Securities and Exchange Commission as of February 27, 2014.

ITEM 2.	PROPERTIES

We maintain manufacturing and office facilities around the world including the U.S., Asia and Europe. The following table provides information about these facilities at December 29, 2013.

Location	Owned	Leased	Use	Business Segment
Bucheon, South Korea	X	X	Manufacturing, office facilities and design center.	PCIA and SDT
Cebu, Philippines	X	X	Manufacturing, warehouse and office facilities.	MCCC, PCIA and SDT
Hwasung City, South Korea	X		Warehouse space.
Kowloon, Hong Kong		X	Office facilities.
Colorado Springs, Colorado		X	Office facilities and design center.	MCCC
Mountaintop, Pennsylvania	X		Manufacturing and office facilities.	MCCC and PCIA
Munich, Germany		X	Office facilities and design center.	PCIA
Oulu, Finland		X	Office facilities and design center.	MCCC
Penang, Malaysia	X	X	Manufacturing, warehouse and office facilities.	MCCC, PCIA and SDT
San Jose, California		X	Office facilities and design center.	MCCC and PCIA
Irvine, California		X	Office facilities and design center.	MCCC
Hayward, California			Office facilities and design center.	MCCC
Seoul, South Korea		X	Office facilities.
Shanghai, China		X	Office facilities and design center.
Bejing, China		X	Office facilities and design center.
Shenzen, China		X	Office facilities.
Singapore		X	Office facilities.
South Portland, Maine		X	Office facilities.
South Portland, Maine	X	X	Manufacturing, office facilities and design center.	MCCC, PCIA and SDT
Pune, India		X	Design center.	MCCC
Suzhou, China	X		Manufacturing, warehouse and office facilities.	MCCC, PCIA and SDT
Taipei, Taiwan		X	Office facilities, warehouse and design center.	PCIA
Tokyo, Japan		X	Office facilities.
West Jordan, Utah	X		Manufacturing and office facilities.	MCCC
Wooton-Bassett, England		X	Office facilities.

Leases affecting the Penang, Suzhou and Cebu facilities are generally in the form of long-term ground leases, while we own improvements on the land. In some cases we have the option to renew the lease term, while in others we have the option to purchase the leased premises. We also have the ability to cancel these leases at any time. In addition to the facilities listed above, we maintain smaller offices in leased spaces around the world.

We believe that our facilities around the world, whether owned or leased, are well maintained and are generally suitable and adequate to carry on the company’s business. Our manufacturing facilities contain sufficient productive capacity to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

There are five outstanding proceedings with Power Integrations.

POWI 1: On October 20, 2004, we and our wholly owned subsidiary, Fairchild Semiconductor Corporation, were sued by Power Integrations, Inc. in the U.S. District Court for the District of Delaware. Power Integrations alleged that certain of our products infringed four Power Integrations U.S. patents, and sought a permanent injunction preventing us from manufacturing, selling or offering the products for sale in the U.S., or from importing the products into the U.S., as well as money damages for past infringement.

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of our PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against us. We voluntarily stopped U.S. sales and importation of those products in 2007 and have been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found our infringement to have been willful, and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. We appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2013, the court of appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find us liable for induced infringement. The court also vacated the earlier ruling of willful patent infringement by us. While the appeals court instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, we believe that damages on the basis of that level of infringing activity would not be material to us. Accordingly, we released $12.6 million from our reserves relating to this case during the first quarter of 2013. The court of appeals denied Power Integrations’ motions to rehear the case. On August 23, 2013, Power Integrations filed a Petition for a Writ of Certiorari with the Supreme Court of the United States, seeking review of various aspects of the ruling. On January 13, 2014, the Supreme Court denied Power Integrations’ Petition for a Writ of Certiorari.

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

POWI 3: On November 4, 2009, Power Integrations filed a complaint for patent infringement against us and two of our subsidiaries in the U.S. District Court for the Northern District of California alleging that several of our products infringe three of Power Integrations’ patents. Fairchild has filed counterclaims asserting that Power Integrations infringes two Fairchild patents. The trial began in February 2014 and is ongoing.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Stock Market under the trading symbol “FCS”. The following table sets forth, for the periods indicated, the high and low intraday sales prices per share of Fairchild Semiconductor International, Inc. Common Stock.

	High	Low
2013
Fourth Quarter (from September 30, 2013 to December 29, 2013)	$14.18	$12.01
Third Quarter (from July 1, 2013 to September 29, 2013)	$14.99	$11.55
Second Quarter (from April 1, 2013 to June 30, 2013)	$14.79	$11.48
First Quarter (from December 31, 2012 to March 31, 2013)	$15.75	$13.64

2012
Fourth Quarter (from October 1, 2012 to December 30, 2012)	$14.58	$11.30
Third Quarter (from July 2, 2012 to September 30, 2012)	$15.54	$12.53
Second Quarter (from April 2, 2012 to July 1, 2012)	$14.61	$12.41
First Quarter (from December 26, 2011 to April 1, 2012)	$15.88	$11.94

As of February 20, 2014, there were approximately 110 holders of record of our Common Stock. We have not paid dividends on our common stock in any of the years presented above. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make. See Item 7, Liquidity and Capital Resources and Note 7 to our Consolidated Financial Statements contained in Item 8 of this report, for further information about restrictions to our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Programs

The following table provides information about the number of stock options, deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs) outstanding and authorized for issuance under all equity compensation plans of the company on December 29, 2013. The notes under the table provide important additional information.

	Number of Shares of Common Stock Issuable Upon the Exercise of Outstanding Options, DSUs, RSUs and PUs (1)	Weighted-Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining Available for Future Issuance (Excluding Shares Underlying Outstanding Options, DSUs, RSUs and PUs) (3)
Equity compensation plans approved by stockholders (4)	7,083,283	$15.13	9,369,222
Equity compensation plans not approved by stockholders (5)	75,000	$17.81	0

Total	7,158,283	$15.16	9,369,222

(1)	Other than as described here, the company had no warrants or rights outstanding or available for issuance under any equity compensation plan at December 29, 2013.
(2)	Does not include shares subject to DSUs, RSUs or PUs, which do not have an exercise price.
(3)	Represents 9,369,222 shares under the Fairchild Semiconductor 2007 Stock Plan (2007 Stock Plan). There were no shares remaining available for future issuance under the Fairchild Semiconductor Stock Plan (Stock Plan) and the 2000 Executive Stock Plan (2000 Executive Plan) on December 29, 2013.
(4)	Shares issuable include 22,350 options under the 2000 Executive Plan, 489,552 options under the Stock Plan and 501,249 options, 396,143 DSUs, 4,703,701 RSUs, and 970,288 PUs under the 2007 Stock Plan.

(5)	Represents 75,000 options granted to Mr. Frey, in March 2006, as recruitment-related grants. This equity award was made under the NYSE exemption for employment inducement awards. The equity award is covered by a separate award agreement. The options vest in equal installments over the four-year period following their grant date, have an eight-year term and have an exercise price per share equal to the fair market value of the company’s common stock on the grant date.

The material terms of the 2000 Executive Plan, the Stock Plan and the 2007 Stock Plan are described in Note 9 to the company’s Consolidated Financial Statements contained in Item 8 of this report, and the three plans are included as exhibits to this report.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the fourth quarter of 2013. The following table provides information with respect to purchases made by the company of its own common stock during the fourth quarter of 2013.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2013—October 27, 2013	178,061	$12.45	—	—
October 28, 2013—November 24, 2013	475,201	12.41	—	—
November 25, 2013—December 29, 2013	247,465	12.66	—	—

Total	900,727	$12.49	—	—

Stockholder Return Performance

The following graph compares the change in the return on the company’s common stock against the return of the Standard & Poor’s 500 Index and the Philadelphia Stock Exchange Semiconductor Index from December 24, 2009 to December 27, 2013, the last trading day in our fiscal year ended December 29, 2013. Return to stockholders is measured by dividing the per-share price change for the period by the share price at the beginning of the period. The graph assumes that $100 investments in our common stock and each of the indexes were made.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data as of December 29, 2013 and December 30, 2012 and for the years ended December 29, 2013, December 30, 2012, and December 25, 2011 are derived from our audited Consolidated Financial Statements, contained in Item 8 of this report. The historical consolidated financial data as of December 25, 2011, December 26, 2010 and December 27, 2009 and for the years ended December 27, 2009 and December 26, 2010 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted net income (loss), adjusted gross margin, and free cash flow are also included in the table below. These are unaudited non-GAAP financial measures and should not be considered a replacement for GAAP results. We present adjusted results because we use these measures, together with GAAP measures, for internal managerial purposes and as a means to evaluate period-to-period comparisons. However, we do not, and you should not, rely on non-GAAP financial measures alone as measures of our performance. We believe that non-GAAP results and the reconciliations to corresponding GAAP financial measures that we also provide in our press releases—provide additional insight to understanding of factors and trends affecting our business. We strongly encourage you to review all of our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure. Our criteria for adjusted results may differ from methods used by other companies and may not be comparable and should not be considered as alternatives to net income or loss, gross margin, or other measures of consolidated operations and cash flow data prepared in accordance with US GAAP as indicators of our operating performance or as alternatives to cash flow as a measure of liquidity.

The results for the year ended December 29, 2013 consist of 52 weeks. The results for the year ended December 30, 2012 consist of 53 weeks. The results for the years ended December 25, 2011, December 26, 2010, and December 27, 2009 each consist of 52 weeks.

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$1,405.4	$1,405.9	$1,588.8	$1,599.7	$1,187.5
Total gross margin	416.5	442.0	559.2	563.0	290.3
% of total revenue	29.6%	31.4%	35.2%	35.2%	24.4%
Net income (loss)	5.0	24.6	145.5	153.2	(60.2)
Net income (loss) per common share:
Basic	$0.04	$0.19	$1.15	$1.23	$(0.49)
Diluted	$0.04	$0.19	$1.12	$1.20	$(0.49)
Consolidated Balance Sheet Data (End of Period):
Inventories	$228.1	$236.7	$234.2	$232.7	$189.5
Total assets	1,796.0	1,883.9	1,936.9	1,849.1	1,762.4
Current portion of long-term debt	—	—	—	3.8	5.3
Long-term debt, less current portion	200.1	250.1	300.1	316.9	466.9
Stockholders’ equity	1,360.5	1,367.1	1,322.2	1,176.3	1,026.6
Other Financial Data:
Research and development	$171.6	$156.9	$153.4	$120.2	$99.7
Depreciation and other amortization	145.2	135.3	150.5	156.3	160.4
Amortization of acquisition-related intangibles	15.5	18.2	19.7	22.4	22.3
Interest (income) expense, net	5.8	5.6	4.6	7.2	18.0
Capital expenditures	75.2	151.9	186.4	158.0	59.8
Adjusted net income	34.6	70.5	169.7	193.2	1.2
Adjusted gross margin	425.2	442.0	561.4	565.7	299.5
% of total revenue	30.3%	31.4%	35.3%	35.4%	25.2%
Free cash flow	100.9	31.3	82.1	174.5	128.6

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
Reconciliation of Net Income (Loss) to Adjusted Net Income
Net Income (Loss)	$5.0	$24.6	$145.5	$153.2	$(60.2)
Adjustments to reconcile net income (loss) to adjusted net income:
Restructuring and impairments, net	15.9	14.1	2.8	7.0	27.9
VAT expense on internal IP sale	—	2.1	—	—	—
Write-off of equity investments	3.0				—
Impairment on equity investment	—	—	—	—	2.1
Gain associated with debt buyback	—	—	—	—	(2.0)
Accelerated depreciation on assets related to fab closure	8.7	—	0.7	2.9	8.8
Write-off of deferred financing fees	—	—	2.1	2.1	—
Inventory write-off associated with fab closure	—	—	(0.2)	(0.2)	0.4
Charge (release) for litigation	(12.6)	1.3	—	8.0	6.0
Realized loss on sale of securities	—	12.9	—	—	—
Change in retirement plans	—	—	2.7	—	—
Amortization of acquisition-related intangibles	15.5	18.2	19.7	22.4	22.3
Less associated tax effects of the above and other acquistion-related intangibles	(0.9)	(2.7)	(3.6)	(2.2)	(4.1)

Adjusted net income	$34.6	$70.5	$169.7	$193.2	$1.2

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$416.5	$442.0	$559.2	$563.0	$290.3
Adjustments to reconcile gross margin to adjusted gross margin:
Change in retirement plans	—	—	1.7	—	—
Accelerated depreciation on assets related to fab closure	8.7	—	0.7	2.9	8.8
Inventory write-off associated with fab closure	—	—	(0.2)	(0.2)	0.4

Adjusted gross margin	$425.2	$442.0	$561.4	$565.7	$299.5

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
Reconciliation of R&D and SG&A to Adjusted R&D and SG&A
R&D and SG&A	$377.3	$363.7	$371.8	$341.0	$279.0
Adjustments to reconcile R&D and SG&A to adjusted R&D and SG&A:
Change in retirement plans	—	—	(1.0)	—	—

Adjusted R&D and SG&A	$377.3	$363.7	$370.8	$341.0	$279.0

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009
Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$176.1	$183.2	$268.5	$332.5	$188.4
Capital Expeditures	75.2	151.9	186.4	158.0	59.8

Free Cash Flow	$100.9	$31.3	$82.1	$174.5	$128.6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Fairchild reported solid sales growth into industrial, appliance and automotive end markets during 2013 while demand from the mobile sector was weaker than expected. Demand from the consumer and notebook PC markets continued to be weak due to economic pressure on consumer spending, lack of compelling new TV or notebook products and competition from tablets and smart phones. Overall Fairchild sales were flat compared to 2012 at $1.4 billion.

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

The Power Conversion, Industrial, and Automotive (PCIA) group’s focus is to capitalize on the growing demand for greater energy efficiency and higher power density for space savings in power supplies, consumer electronics, battery chargers, electric motors, industrial electronics and automobiles. We are a leader in power semiconductor devices, low standby power consumption designs, and power module technology that enable greater efficiency, higher power density, and better performance. Improving the efficiency of our customers’ products is vital to meeting new energy efficiency regulations. Effectively managing power conversion and distribution in power supplies is one of the greatest opportunities we have to improve overall system efficiency. We believe the growing global focus on energy efficiency will continue to drive growth in this product segment.

Standard Discrete and Standard Linear (SDT) products are core building block components for many electronic applications. This segment uses a simplified and focused operating model to make the selling and support of these products easier and more profitable. The current operational structure and part portfolio should enable our standard products group to continue to generate solid cash flow with minimal investment.

In 2013, we invested in our business to upgrade technologies, acquire new capabilities, and to fund R&D. Capital spending included significant investments in our new 8 inch wafer fab in Korea. We expect the transition to 8 inch wafer manufacturing for a greater percentage of our production will enable lower costs and improved margins for years to come. In addition, we have increased our focus on streamlining operations, creating greater manufacturing flexibility and having a more balanced internal versus external production mix. We expect this process to enable significant improvements in manufacturing and financial performance beginning in mid-2015.

In addition to investing in the business, we also repurchased more than two million shares of our stock and reduced our debt, ending the year with the highest net cash (cash minus debt) level in the history of the company. In December of 2013, the Fairchild Board of Directors authorized an enhanced stock repurchase program allowing the company to buy back up to $100 million in shares.

We strive to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. At the end of the fourth quarter, our channel inventories were at 10 weeks after adjusting for end of life inventory which is within our target range of 10 to 11 weeks. At the end of the fourth quarter of 2013 internal inventories were at $228.1 million, a 4 percent reduction from the end of 2012. We believe Fairchild is in a strong position to take advantage of anticipated improvements in demand in 2014.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our audited consolidated financial statements as well as certain unaudited non-GAAP financial measures.

	Year Ended
	December 29, 2013		December 30, 2012		December 25, 2011
	(Dollars in millions)
Total revenues	$1,405.4	100.0%	$1,405.9	100.0%	$1,588.8	100.0%
Gross margin	416.5	29.6%	442.0	31.4%	559.2	35.2%

Operating Expenses:
Research and development	171.6	12.2%	156.9	11.2%	153.4	9.7%
Selling, general and administrative	205.7	14.6%	206.8	14.7%	218.4	13.7%
Amortization of acquisition-related intangibles	15.5	1.1%	18.2	1.3%	19.7	1.2%
Restructuring and impairments	15.9	1.1%	14.1	1.0%	2.8	0.2%
Charge for litigation	(12.6)	-0.9%	1.3	0.1%	—	0.0%

Total operating expenses	396.1	28.2%	397.3	28.3%	394.3	24.8%

Operating income	20.4	1.5%	44.7	3.2%	164.9	10.4%

Realized loss on sale of securities	—	0.0%	12.9	0.9%	—	0.0%
Other expense, net	9.2	0.7%	8.1	0.6%	7.2	0.5%

Income before income taxes	11.2	0.8%	23.7	1.7%	157.7	9.9%

Provision (benefit) for income taxes	6.2	0.4%	(0.9)	-0.1%	12.2	0.8%

Net income	$5.0	0.4%	$24.6	1.7%	$145.5	9.2%

Unaudited NonGAAP Measures
Adjusted net income	$34.6		$70.5		$169.7
Adjusted Gross margin	425.2	30.3%	442.0	31.4%	561.4	35.3%
Adjusted R&D and SG&A	377.3		363.7		370.8
Free Cash Flow	100.9		31.3		82.1

Year Ended December 29, 2013 Compared to Year Ended December 30, 2012

Total Revenues

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Total revenues	$1,405.4	$1,405.9	$(0.5)	0.0%

Revenue was flat on a nominal basis in 2013 compared to 2012, however 2012 contained 53 weeks. Sales in 2013 increased 2% from 2012 when adjusted for the extra week. Revenue in 2012 also included $8.5 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from the Thailand floods in the fourth quarter of 2011.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the Americas, Europe, China, Taiwan, Korea, and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for 2013 and 2012.

	Year Ended
	December 29, 2013	December 30, 2012
United States	9%	9%
Other Americas	2	2
Europe	14	13
China	36	35
Taiwan	11	14
Korea	7	9
Other Asia/Pacific	21	18

Total	100%	100%

The decrease in Taiwan was due primarily to lower sales into the PC market. Lower Korean sales reflect weaker demand from Samsung and another large Korean manufacturer primarily in the mobile and LCD TV sector. The increase in Other Asia/Pacific revenue was due to continued strong demand for mobile products including smart phones and tablets.

Gross Margin

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Gross Margin $	$416.5	$442.0	$(25.5)	-5.8%
Gross Margin %	29.6%	31.4%	—	—

Gross margin declined $25.5 million or 180 basis points in 2013 compared to 2012 due primarily to mix/pricing impacts and to higher manufacturing costs associated with qualifying and ramping the new 8 inch wafer fab in Korea. We expect the efforts related to the new fab in Korea to improve manufacturing flexibility, provide better support to our customers as well as reduce costs.

Adjusted Gross Margin

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted Gross Margin $	$425.2	$442.0	$(16.8)	-3.8%
Adjusted Gross Margin %	30.3%	31.4%	—	0.1%

Adjusted gross margin dollars decreased when compared to 2012 for the same reasons listed above. Adjusted gross margin for 2013 does not include the accelerated depreciation due to the 8 inch line closure at our Salt Lake City fab. There were no adjustments to 2012 gross margin. See reconciliation of gross margin to adjusted gross margin in Item 6.

Operating Expenses

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Research and development	$171.6	$156.9	$14.7	9.4%
Selling, general and administrative	$205.7	$206.8	$(1.1)	-0.5%

Research and development expenses increased 9.4% in 2013 compared to 2012 due to higher spending on a variety of new technologies including silicon carbide and advanced sensors. Selling, general and administrative expenses were down slightly from the prior year due to ongoing cost reductions and one less week of costs in 2013 offset by higher variable compensation expense. Operating expenses included an additional week of costs in 2012.

Adjusted Operating Expenses

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted R&D and SG&A	$377.3	$363.7	$13.6	3.7%

Adjusted operating expenses increased for the same reasons listed above. There were no adjustments to 2012 R&D and SG&A.

Restructuring and Impairments

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Restructuring and impairments	$15.9	$14.1	$1.8	12.8%

During 2013, we recorded restructuring and impairment charges, net of releases, totaling $15.9 million. The charges included $11.0 million in employee separation costs, $3.0 million in line closure costs, $1.6 million in asset impairment charges, $0.6 million in lease termination costs, and $0.1 million in reserve releases associated with the 2013 Infrastructure Realignment Program. In addition during 2013, we recorded $0.1 million in employee separation costs, and $0.3 million in reserve releases associated with the 2012 Infrastructure Realignment Program.

The 2013 Infrastructure Realignment Program includes costs to close the 8-inch line at the company’s Salt Lake wafer fab facility and transfer the manufacturing to the 8-inch lines in Korea and Mountaintop, as well as organizational changes in the company’s mobile product group, manufacturing support organizations, executive management, and sales organizations.

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

The 2009 Infrastructure Realignment Program includes costs associated with the previously planned closure of the Mountaintop, Pennsylvania manufacturing facility and the four-inch manufacturing line in Bucheon, South Korea, both of which were announced in the first quarter of 2009. The 2009 Program also includes charges for a smaller worldwide cost reduction plan to further right-size our company and remain financially healthy. The consolidation of the South Korea fabrication processes was completed in 2011

Charge for Litigation In 2013, we released $12.6 million from the reserves as a result of ongoing developments with the POWI 1 litigation.

Realized Loss on Sale of Securities In 2012, we sold our auction rate security portfolio for $23.3 million and incurred a realized loss of approximately $12.9 million on the sale.

Other Expense, net The following table presents a summary of Other expense, net for 2013 and 2012, respectively.

	Year Ended
	December 29, 2013	December 30, 2012
	(In millions)
Interest expense	$6.4	$7.6
Interest income	(0.6)	(2.0)
Other (income) expense, net	3.4	2.5

Other expense, net	$9.2	$8.1

Interest expense Interest expense in 2013 decreased $1.2 million as compared to 2012, primarily due to repayment of debt.

Interest income Interest income in 2013 decreased $1.4 million as compared to 2012, primarily driven by the loss of interest income on our auction rate security portfolio and very low interest rates.

Income Taxes

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Income before income taxes	$11.2	$23.7	$(12.5)	-52.7%
Provision (benefit) for income taxes	$6.2	$(0.9)	$7.1	788.9%

The effective tax rate for 2013 was 55.4% compared to (3.8%) for 2012. The change in effective tax rate while impacted by foreign exchange rates, was primarily driven by changes in profits among legal jurisdictions with differing tax rates. In 2013, the valuation allowance on the company’s deferred tax assets decreased by $6.9 million as deferred tax assets decreased primarily due to U.S. profits before tax as well as $2.8 million decrease to the valuation allowance related to the company’s Malaysian cumulative reinvestment allowance and manufacturing incentives. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the FASB Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of December 29, 2013, we have recorded a deferred tax liability of $2.5 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Free Cash Flow	$100.9	$31.3	$69.6	222.4%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow increased in 2013 primarily due to lower capital expenditures. See Free cash flow reconciliation in Item 6.

Reportable Segments The following table represents comparative disclosures of revenue and gross margin of our reportable segments.

	Year Ended
	December 29, 2013					December 30, 2012
	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$534.1	38.0%	$195.6	36.6%	$84.7	$570.2	40.5%	$214.9	37.7%	$103.5
PCIA	733.4	52.2%	210.6	28.7%	115.8	694.0	49.4%	204.1	29.4%	120.2
SDT	137.9	9.8%	24.1	17.5%	16.5	141.7	10.1%	26.9	19.0%	18.6
Corporate (1,2)	—	—	(13.8)	—	(196.6)	—	—	(3.9)	—	(197.6)

Total	$1,405.4	100.0%	$416.5	29.6%	$20.4	$1,405.9	100.0%	$442.0	31.4%	$44.7

(1)

	Year Ended
	December 29, 2013	December 30, 2012
Non-cash stock based compensation expense	$4.9	$4.4
Accelerated depreciation on assets related to line closure	8.7	—
Other	0.2	(0.5)

Total	$13.8	$3.9

(2)

	Year Ended
	December 29, 2013	December 30, 2012
Non-cash stock based compensation expense	$27.9	$22.6
Restructuring and impairments expense	15.9	14.1
Accelerated depreciation on assets related to line closure	8.7	—
Charge for (release of) litigation	(12.6)	1.3
Selling, general and administrative expense	156.5	159.8
Other	0.2	(0.2)

Total	$196.6	$197.6

MCCC

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$534.1	$570.2	$(36.1)	-6.3%
Gross Margin $	$195.6	$214.9	$(19.3)	-9.0%
Gross Margin %	36.6%	37.7%		-1.1%
Operating Income	$84.7	$103.5	$(18.8)	-18.2%

MCCC 2013 revenue decreased from the prior year due primarily to lower demand for MOSFETs supporting the computing and consumer end markets and one less week in 2013 compared to 2012. Gross margin and operating income decreased in 2013 compared to 2012 due primarily to underutilization charges associated with the lower sales level and higher variable compensation spending. Operating income was also impacted by higher R&D spending primarily for mobile applications.

PCIA

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$733.4	$694.0	$39.4	5.7%
Gross Margin $	$210.6	$204.1	$6.5	3.2%
Gross Margin %	28.7%	29.4%		-0.7%
Operating Income	$115.8	$120.2	$(4.4)	-3.7%

PCIA revenue increased in 2013 compared to 2012 due to higher high voltage sales into the industrial, appliance and automotive end markets. PCIA revenue in 2012 included $8.5 million of insurance proceeds related to the business interruption claims for the company’s optoelectronics supply issues resulting from flooding in Thailand in the fourth quarter of 2011. 2012 also included one additional week of sales. Gross margin percent decreased 70 basis points due to higher costs associated with the start up costs associated with the new 8 inch wafer fab in Korea partially offset by better utilization in other plants driven by higher sales. Lower operating income was mainly due to lower gross margin combined with higher variable compensation expenses in 2013 compared to 2012.

SDT

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$137.9	$141.7	$(3.8)	-2.7%
Gross Margin $	$24.1	$26.9	$(2.8)	-10.4%
Gross Margin %	17.5%	19.0%		-1.5%
Operating Income	$16.5	$18.6	$(2.1)	-11.3%

SDT revenue in 2013 decreased as compared to 2012 as a result of one less week. The decrease in gross margin and operating income was due primarily to changes in mix and higher variable compensation expense in 2013 compared to 2012.

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

Gross Margin

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Gross Margin $	$442.0	$559.2	$(117.2)	-21.0%
Gross Margin %	31.4%	35.2%	—	0.0%

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

Income Taxes

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Income (loss) before income taxes	$23.7	$157.7	$(134.0)	-85.0%
Provision (benefit) for income taxes	$(0.9)	$12.2	$(13.1)	-107.4%

The effective tax rate for 2012 was (3.8)% compared to 7.7% for 2011. The change in effective tax rate is primarily due to shifts of income and loss among jurisdictions with differing tax rates and foreign currency revaluations of tax assets and liabilities. In 2012, the valuation allowance on the company’s deferred tax assets decreased by $16.6 million as deferred tax assets decreased due to the expiration of credit carry forwards and adjustments to other comprehensive income. The overall decrease did not impact our results of operations.

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

Reportable Segments The following table represents comparative disclosures of revenue and gross margin of our reportable segments.

	Year Ended
	December 30, 2012					December 25, 2011
	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$570.2	40.5%	$214.9	37.7%	$103.5	$579.1	36.5%	$215.1	37.2%	$100.4
PCIA	694.0	49.4%	204.1	29.4%	120.2	807.4	50.8%	296.4	36.7%	211.9
SDT	141.7	10.1%	26.9	19.0%	18.6	202.3	12.7%	54.3	26.8%	46.3
Corporate (1,2)	—	—	(3.9)	—	(197.6)	—	—	(6.6)	—	(193.7)

Total	$1,405.9	100.0%	$442.0	31.4%	$44.7	$1,588.8	100.0%	$559.2	35.2%	$164.9

(1)

	Year Ended
	December 30, 2012	December 25, 2011
Non-cash stock based compensation expense	$4.4	$4.3
Accelerated depreciation on assets related to fab closure	—	0.7
Retirement plan changes	—	1.7
Other	(0.5)	(0.1)

Total	$3.9	$6.6

(2)

	Year Ended
	December 30, 2012	December 25, 2011
Non-cash stock based compensation expense	$22.6	$24.8
Restructuring and impairments expense	14.1	2.8
Charge for litigation	1.3	—
Selling, general and administrative expense	159.8	162.8
Other	(0.2)	3.3

Total	$197.6	$193.7

MCCC

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$570.2	$579.1	$(8.9)	-1.5%
Gross Margin $	$214.9	$215.1	$(0.2)	-0.1%
Gross Margin %	37.7%	37.2%		0.5%
Operating Income	$103.5	$100.4	$3.1	3.1%

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

PCIA

	Year Ended
	December 30, 2012	December 25, 2011	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$694.0	$807.4	$(113.4)	-14.0%
Gross Margin $	$204.1	$296.4	$(92.3)	-31.1%
Gross Margin %	29.4%	36.7%		-7.3%
Operating Income	$120.2	$211.9	$(91.7)	-43.3%

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

The Credit Facility consists of a $400.0 million revolving loan agreement, of which $200.0 million was drawn as of December 29, 2013. Additionally, we have the ability to incrementally increase the commitments under the agreement up to $300 million. The Credit Facility imposes various restrictions upon us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. It also includes restrictive covenants that limit our ability to consolidate, merge or enter into acquisitions, create liens, pay dividends or make similar restricted payments, sell assets, invest in capital expenditures and incur indebtedness. The Credit Facility also limits our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the Credit Facility also require the company’s financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 3.25 to 1.0. It defines the interest coverage ratio as the ratio of the cumulative four quarter trailing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated cash interest expense and defines the maximum leverage ratio as the ratio of total consolidated debt to the cumulative four quarter trailing consolidated EBITDA. Consolidated EBITDA, as defined by the credit agreement excludes restructuring, non-cash equity compensation and certain other adjustments.

At December 29, 2013, we were in compliance with these covenants and we expect to remain in compliance. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

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

While our Credit Facility places restrictions on the payment of dividends under certain conditions, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our Credit Facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In 2013, we incurred capital expenditures of $75 million.

At December 29, 2013, under our Credit Facility, we have borrowing capacity of $200.0 million for working capital and general corporate purposes, including acquisitions. There are also outstanding letters of credit under the Credit Facility totaling $516 thousand. These outstanding letters of credit reduce the amount available under the Credit Facility to $199.5 million. We had additional outstanding letters of credit of $765 thousand that do not fall under the Credit Facility. We also had $3.5 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility. Borrowings under the Credit Facility are secured by a pledge of common stock of the company’s first tier domestic subsidiaries and 65% of the stock of the company’s first tier foreign subsidiaries. The payment of principal and interest on the Credit Facility is fully and unconditionally guaranteed by Fairchild Semiconductor International, Inc. and each of its domestic subsidiaries.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. Additional borrowing or equity investment may be required to fund future acquisitions. The sale of additional equity securities could result in additional dilution to our stockholders. In December 2013, the Board of Directors authorized the purchase of common stock up to $100 million. Purchases are authorized through December 2014.

As of December 29, 2013, we had $3.0 million of net unrecognized tax benefits recorded in non-current taxes payable. As of December 30, 2012, we had $3.0 million of net unrecognized tax benefits recorded in non-current taxes payable. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

As of December 29, 2013, our cash, cash equivalents and short-term and long-term securities were $420.1 million, an increase of $11.5 million from December 30, 2012. $208.3 million of the cash and cash equivalents balance is located in the United States.

During 2013, our cash provided by operating activities was $176.1 million compared to $183.2 million in 2012. The following table presents a summary of net cash provided by operating activities during 2013 and 2012, respectively.

	Year Ended
	December 29, 2013	December 30, 2012
	(In millions)
Net income	$5.0	$24.6
Depreciation and amortization	145.2	135.3
Non-cash stock-based compensation	27.9	22.6
Non-cash realized loss on sale of investments	—	12.9
Non-cash restructuring	1.5	0.1
Deferred income taxes, net	(4.8)	(11.2)
Release of Litigation Charge	(12.6)
Other, net	5.2	2.5
Change in other working capital accounts	8.7	(3.6)

Net cash provided by operating activities	$176.1	$183.2

Cash provided by operating activities in 2013 decreased by $7.1 million compared to 2012 primarily due to a decrease in net income which was partially offset by favorable changes is other working capital accounts.

Cash used in investing activities during 2013 totaled $77.0 million compared to $131 million in 2012. There were no acquisitions in 2013. Capital expenditures were $75.2 million in 2013 compared to $151.9 million in 2012.

Cash used in financing activities totaled $87.2 million in 2013 as compared to $69.6 million in 2012. The increase in cash used in 2013 was driven by an increased amount of treasury shares purchased as shown in the table below.

	Year Ended
	December 29, 2013	December 30, 2012
	(In millions)
Cash flows from financing activities
Repayment of long term debt	(50.0)	(50.0)
Issuance of long term debt	—	—
Proceeds from issuance of common stock and from exercise of stock options	1.1	5.0
Purchase of treasury stock	(29.0)	(13.9)
Shares withheld for employee taxes	(9.3)	(10.7)

Net cash used in financing activites	$(87.2)	$(69.6)

The table below summarizes our significant contractual obligations as of December 29, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt Obligations - Principle	$200.0		$200.0
Debt Obligations - Interest (1)	10.6	4.0	6.6
Operating Lease Obligations (2)	41.5	18.1	20.7	2.7	—
Letters of Credit	3.5	3.5
Capital Purchase Obligations (3)	4.5	4.5
Other Purchase Obligations and Commitments (4)	35.1	26.3	4.5	1.1	3.2
Royalty Obligations	3.8	1.0	2.0	0.8
Executive Compensation Agreements	2.5	0.1	0.2	0.3	1.9

Total (5)	$301.5	$57.5	$234.0	$4.9	$5.1

(1)	Interest rate on debt is variable. Interest payments were estimated using the 2.1% interest rate in effect currently (see Item 8, Note 7 for additional information
(2)	Represents future minimum lease payments under noncancelable operating leases.
(3)	Capital purchase obligations represent commitments for purchase of plant and equipment. They are not recorded as liabilities on our balance sheet as of December 29, 2013, as we have not yet received the related goods or taken title to the property.
(4)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.
(5)	We had $3.3 million of unrecognized tax benefits at December 29, 2013. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time. In addition, the total does not include any contractual obligations recorded on the balance sheet as current liabilities other than certain purchase obligations as discussed below.

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

We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant at December 29, 2013 and the contracts generally contain clauses allowing for cancellation without significant penalty.

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

Approximately 61% of our revenue in 2013 is generated through sales to distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. We have agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue based upon historical activity and our expectation of future activity. We also have volume based incentives with certain distributors to encourage stronger resales of our products. Reserves are recorded as a reduction to revenue as they are earned by the distributor. Our policy is to use both a three to six month rolling historical experience rate as well as a prospective view of products in the distributor channel for distributors who participate in an incentive program in order to estimate the necessary allowance to be recorded. In addition, the products sold by us are subject to a limited product quality warranty. We accrue for estimated incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. The standard limited warranty period is one year. Quality returns are accounted for as a reduction of revenue. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

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

It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurements are based on models that use primarily market based parameters including interest rate yield curves, option volatilities, and currency rates. In certain cases where market rate assumptions are not available, we are required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. The only financial instruments which have not been classified as either Level 1 or Level 2 are auction rate securities. All auction rate securities were sold in the fourth quarter of 2012. In the past, there was insufficient demand for these types of investments and as a result the investments were not considered liquid. Since observable market prices and parameters were not available in previous years for the auction rate securities, judgment was required to estimate fair value. A discounted cash flow (DCF) calculation was used to determine the estimated fair value. The assumptions used in preparing the DCF model included estimates for the amount and timing of future interest and principal payments and the rate of return required by investors to own these securities in the current environment. In making these assumptions, relevant factors that were considered included: the formula applicable to each security which defines the interest rate paid to investors in the event of a failed auction; forward projections of the interest rate benchmarks specified in such formulas; the likely timing of principal repayments; the probability of full repayment considering guarantees by third parties and additional credit enhancements provided through other means. The estimate of the rate of return required by investors to own these securities also considered the reduced liquidity for auction rate securities. The primary unobservable input to the valuation was the maturity assumption which ranged from six to twelve years depending on the individual auction rate security. The maturity assumptions were based on the terms of the underlying instrument and the potential for restructuring the auction rate security. The results of these fair value calculations were imprecise. The actual sale was for 90% of the third quarter of 2012 fair value estimate.

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

Goodwill is also subject to an annual impairment test, or more frequently, if indicators of potential impairment arise. During 2011, we adopted Accounting Standards Update (ASU) 2011-08, Intangibles—Goodwill and Other—Testing Goodwill for Impairment. ASU 2011-08 intends to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under ASU 350, Intangibles Goodwill and Other. We performed the qualitative analysis in 2012 and concluded that our reporting units would not be subject to the two-step goodwill impairment test. In 2013, we conducted step I of the quantitative goodwill impairment test, and concluded that there was no goodwill impairment and that the performance of the step II testing was not necessary.

When the two-step impairment test is performed, the fair value of our reporting units is determined using a combination of the income approach, which estimates the fair value of our reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based on comparable market multiples. The comparable companies are primarily the major competitors listed in Item 1 of this report. The discount rates utilized in the discounted cash flows ranged from approximately 9.9% to 12.7%, reflecting market based estimates of capital costs and discount rates adjusted for a market participants view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The average fair value is reconciled to our market capitalization with an appropriate control premium. Moreover, management performed various sensitivity analysis based on several key input variables, which further supported the conclusion that there was no goodwill impairment.

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

In 2013, 2012 and 2011, there were no goodwill impairments and the fair values of the reporting units with goodwill were substantially in excess of book values.

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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. There were no trigger events in 2013, 2012 or 2011 that caused us to evaluate our other long lived assets for impairment.

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

Valuation allowances have been established for deferred tax assets, which we believe do not meet the “more likely than not” criteria established by the Income Tax topic of the ASC. In 2005, we established a full valuation allowance against our net U.S. deferred tax assets excluding certain deferred tax liabilities related to indefinite-lived goodwill. We recorded a valuation allowance in 2005 and continue to carry the valuation allowance in 2013 as our trend of positive evidence does not currently support such a release. In 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $24.8 million relating to our Malaysian cumulative reinvestment allowance and manufacturing incentives. Based on an update of the jurisdictional financial history and current forecast, it was management’s belief that we did meet the standard of “more likely than not” that is required for measuring the likelihood of a realization of net deferred tax assets, and was reflected in the partial release. In 2013, the Malaysian deferred tax asset decreased to $32.2 million while the ending valuation allowance decreased to $26.3 million. The partial valuation release decreased by $0.2 million. We will continue to evaluate book and taxable income trends, and their impact on the amount and timing of valuation allowance adjustments.

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

Status of First Quarter Business

We expect sales to be in the range of $340 to $355 million for the first quarter. We expect adjusted gross margin to be in the range of 28.0 to 29.0% plus due primarily to lower factory loadings from the prior quarter. We have increased factory loadings this quarter and expect to recover the underutilization impact to gross margin in the second quarter. We anticipate R&D and SG&A spending to be in the range of $93 to $95 million due to resumption of FICA and other payroll-related taxes and the lack of non-recurring favorable items from the prior quarter. The adjusted tax rate is forecast at 15 percent plus or minus 3 percentage points for the quarter. In accordance with our policy on disclosure described above, we are not assuming any obligation to update this information, although we may choose to do so before we announce first quarter results.

Recently Issued Financial Accounting Standards

There were no new standards issued in 2013 that had an impact on our financials or disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 30, 2013. Actual results may differ materially.

We use a combination of currency forward and option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, Taiwanese dollar, British pound and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 29, 2013, an adverse change (defined as a 20% unfavorable move in every currency where we have exposure) in the exchange rates of all currencies over the course of the year would have resulted in an adverse impact on income before taxes of approximately $13.4 million.

We have interest rate exposure with respect to our credit facility due to its variable pricing. For the year ended 2013, a 50 basis point increase in interest rates would have resulted in increased annual interest expense of $1.13 million. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would have been offset by an increase in interest income of $1.15 million on the cash and investment balances during 2013.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 29, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(b) of the 2013 Form 10-K. We also have audited Fairchild Semiconductor International, Inc.’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fairchild Semiconductor International, Inc. management is responsible for these consolidated financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Semiconductor International, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2013, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Fairchild Semiconductor International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts

February 27, 2014

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 29, 2013	December 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$417.8	$405.9
Short-term marketable securities	0.1	0.1
Accounts receivable, net of allowances of $25.3 and $21.1 at December 29, 2013 and December 30, 2012, respectively	127.4	136.7
Inventories	228.1	236.7
Deferred income taxes, net of allowances	18.6	16.0
Other current assets	32.6	36.6

Total current assets	824.6	832.0
Property, plant and equipment, net	707.9	764.9
Deferred income taxes, net of allowances	30.9	28.6
Intangible assets, net	31.7	47.3
Goodwill	169.3	169.3
Long-term securities	2.2	2.6
Other assets	29.4	39.2

Total assets	$1,796.0	$1,883.9

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	95.8	115.7
Accrued expenses and other current liabilities	88.0	89.2

Total current liabilities	183.8	204.9
Long-term debt, less current portion	200.1	250.1
Deferred income taxes	27.7	27.6
Other liabilities	20.3	31.3

Total liabilities	431.9	513.9
Commitments and contingencies (Note 15)
Temporary equity—deferred stock units	3.6	2.9
Stockholders’ equity:
Common stock, $.01 par value, voting; 340,000,000 shares authorized; 138,498,696 and 136,888,065 shares issued and 126,195,375 and 126,924,850 shares outstanding at December 29, 2013 and December 30, 2012, respectively	1.4	1.4
Additional paid-in capital	1,517.8	1,498.5
Accumulated deficit	(12.4)	(17.4)
Accumulated other comprehensive income	3.1	5.1
Less treasury stock (at cost)	(149.4)	(120.5)

Total stockholders’ equity	1,360.5	1,367.1

Total liabilities, temporary equity and stockholders’ equity	$1,796.0	$1,883.9

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Total revenue	$1,405.4	$1,405.9	$1,588.8
Cost of sales	988.9	963.9	1,029.6

Gross margin	416.5	442.0	559.2

Operating expenses:
Research and development	171.6	156.9	153.4
Selling, general and administrative	205.7	206.8	218.4
Amortization of acquisition-related intangibles	15.5	18.2	19.7
Restructuring and impairments	15.9	14.1	2.8
Charge for (release of) litigation	(12.6)	1.3	—

Total operating expenses	396.1	397.3	394.3

Operating income	20.4	44.7	164.9
Realized loss on sale of securites	—	12.9	—
Other expense, net	9.2	8.1	7.2

Income before income taxes	11.2	23.7	157.7
Provision (benefit) for income taxes	6.2	(0.9)	12.2

Net income	$5.0	$24.6	$145.5

Net income per common share:
Basic	$0.04	$0.19	$1.15

Diluted	$0.04	$0.19	$1.12

Weighted average common shares:
Basic	127.2	126.7	126.7

Diluted	128.7	129.0	130.3

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Net income	$5.0	$24.6	$145.5
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	2.2	15.8	(5.4)
Net amount reclassified to earnings for hedging (1)	(4.9)	(3.2)	(2.5)
Net change associated with fair value of marketable securities	(0.2)	(4.4)	1.6
Net amount reclassified to earnings for marketable securities	—	10.4	—
Net change associated with pension transactions	1.0	(1.1)	(0.5)

Comprehensive income	$3.1	$42.1	$138.7

(1)

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Net amount reclassified for cash flow hedges included in net revenue	$(0.2)	$(1.2)	$2.9
Net amount reclassified for cash flow hedges included in cost of goods sold	(3.7)	(1.8)	(4.4)
Net amount reclassified for cash flow hedges included in SG&A	(1.1)	(0.2)	(1.0)
Net amount reclassified for cash flow hedges included in R&D	0.1	—	—

Total net amount reclassified to earnings for hedging	$(4.9)	$(3.2)	$(2.5)

See accompanying notes to consolidated financial statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Cash flows from operating activities:
Net income	$5.0	$24.6	$145.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	145.2	135.3	150.5
Non-cash stock-based compensation expense	27.9	22.6	24.8
Non-cash restructuring and impairments expense	1.5	0.1	—
Non-cash write-off of deferred financing fees	—	—	2.1
Non-cash interest income	(0.1)	(0.4)	(0.5)
Non-cash financing expense	0.9	1.0	1.0
Non-cash realized loss on sale of investments	—	12.9	—
Non-cash write-off of equity investment	3.0	—	—
Non-cash acquisition tax impact	—	—	0.1
Loss on disposal of property, plant and equipment	1.4	1.9	1.7
Deferred income taxes, net	(4.8)	(11.2)	(12.5)
Release of litigation accrual	(12.6)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9.3	6.2	13.5
Inventories	9.0	(2.5)	(1.2)
Other current assets	4.2	6.2	(1.5)
Accounts payable	(15.6)	14.4	(28.5)
Accrued expenses and other current liabilities	(2.3)	(30.5)	(20.5)
Other assets and liabilities, net	4.1	2.6	(6.0)

Net cash provided by operating activities	$176.1	$183.2	$268.5

Cash flows from investing activities:
Purchase of marketable securities	$—	$(0.5)	$(0.1)
Sale of marketable securities	—	23.6	—
Maturity of marketable securities	0.3	0.2	0.1
Capital expenditures	(75.2)	(151.9)	(186.4)
Purchase of molds and tooling	(2.1)	(2.4)	(3.5)
Acquisitions and divestitures, net of cash acquired	—	—	(16.5)

Net cash used in investing activities	$(77.0)	$(131.0)	$(206.4)

Cash flows from financing activities:
Repayment of long-term debt	$(50.0)	$(50.0)	$(320.6)
Issuance of long-term debt	—	—	300.0
Proceeds from issuance of common stock and from exercise of stock options, net	1.1	5.0	35.5
Purchase of treasury stock	(29.0)	(13.9)	(42.3)
Shares withheld for employee taxes	(9.3)	(10.7)	(10.8)
Debt financing costs	—	—	(5.2)

Net cash used in financing activities	$(87.2)	$(69.6)	$(43.4)

Net change in cash and cash equivalents	11.9	(17.4)	18.7
Cash and cash equivalents at beginning of period	405.9	423.3	404.6

Cash and cash equivalents at end of period	$417.8	$405.9	$423.3

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$12.1	$20.1	$27.0
Interest	$4.7	$6.1	$5.5

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	At Par Value	Additional Paid-in Capital	Accumulated Deficit	Securities	Hedging Transactions	Pensions	Treasury Stock	Total
Balances at December 26, 2010	124.5	$1.3	$1,432.4	$(187.5)	$(7.3)	$2.5	$(0.8)	$(64.3)	$1,176.3
Net income				145.5					145.5
Exercise or settlement of plan awards	4.1		35.5						35.5
Stock-based compensation expense			24.8						24.8
Purchase of treasury stock	(2.8)							(42.3)	(42.3)
Cash flow hedges						(7.9)			(7.9)
Unrealized holding loss on marketable securities					1.6				1.6
Pension transactions							(0.5)		(0.5)
Shares withheld for employee taxes			(10.8)						(10.8)

Balance as December 25, 2011	125.8	$1.3	$1,481.9	$(42.0)	$(5.7)	$(5.4)	$(1.3)	$(106.6)	$1,322.2
Net income				24.6					24.6
Exercise or settlement of plan awards	2.2	0.1	5.0						5.1
Stock-based compensation expense			22.9						22.9
Purchase of treasury stock	(1.1)							(13.9)	(13.9)
Cash flow hedges						12.6			12.6
Net amount reclassified to earnings for sale of marketable securities					10.4				10.4
Unrealized holding loss on marketable securities					(4.4)				(4.4)
Pension transactions							(1.1)		(1.1)
Shares withheld for employee taxes			(10.7)						(10.7)
Temporary equity reclassification, deferred stock units			(0.6)						(0.6)

Balance as December 30, 2012	126.9	$1.4	$1,498.5	$(17.4)	$0.3	$7.2	$(2.4)	$(120.5)	$1,367.1
Net income				5.0					5.0
Exercise or settlement of plan awards	1.6		1.4						1.4
Stock-based compensation expense			27.9						27.9
Purchase of treasury stock	(2.3)							(28.9)	(28.9)
Cash flow hedges						(2.8)			(2.8)
Net amount reclassified to earnings for sale of marketable securities
Unrealized holding loss on marketable securities					(0.2)				(0.2)
Pension transactions							1.0		1.0
Shares withheld for employee taxes			(9.3)						(9.3)
Temporary equity reclassification, deferred stock units			(0.7)						(0.7)

Balance as December 29, 2013	126.2	$1.4	$1,517.8	$(12.4)	$0.1	$4.4	$(1.4)	$(149.4)	$1,360.5

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The company’s fiscal year ends on the last Sunday in December. The company’s fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week is included in the first quarter of the year. The company’s results for the years ended December 29, 2013, December 30, 2012, and December 25, 2011 consist of 52 weeks, 53 weeks, and 52 weeks, respectively.

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

In 2013, approximately 61% of the company’s revenues were from distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. The company has agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. The company records charges associated with these programs as a reduction of revenue at the time of sale based upon historical activity. The company’s policy is to use both a three to six month rolling historical experience rate as well as a prospective view of products in the distributor channel for distributors who participate in an incentive program in order to estimate the necessary allowance to be recorded. In addition, under the company’s standard terms and conditions of sale, the products sold by the company are subject to a limited product quality warranty. The standard limited warranty period is one year. The company accrues for the estimated cost of incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. Quality returns are accounted for as a reduction of revenue.

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

Advertising

Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 29, 2013, December 30, 2012 and December 25, 2011 were not material to the consolidated financial statements.

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

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Highly liquid investments with maturities greater than three months and less than one year are classified as short-term marketable securities. All other investments with maturities that exceed one year are classified as long-term securities. At December 29, 2013 and December 30, 2012, all of the company’s securities are classified as available-for-sale. In accordance with the Investments—Debt and Equity Securities Topic of the FASB ASC, available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of other comprehensive income (OCI) within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in accumulated other comprehensive income (AOCI.) For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For further discussion of the company’s securities see Note 3 and Note 4.

Cash, cash equivalents and other securities as of December 29, 2013 and December 30, 2012 are as follows:

	December 29, 2013	December 30, 2012
	(In millions)
Cash and cash equivalents	417.8	405.9
Short-term marketable securities	0.1	0.1
Long-term securities	2.2	2.6

Total cash, cash equivalents and other securities	420.1	408.6

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

The company utilizes cash flow hedges to hedge certain foreign currency forecasted revenue and expense streams. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are recorded in OCI and are recognized in the income statement when the hedged item affects earnings, and within the same income statement line as the impact of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Effectiveness is assessed at the hedge’s inception and on an ongoing basis. If the hedge fails to meet the requirements for using hedge accounting treatment or the hedged transaction is no longer likely to occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the changes in fair value of the hedge would be included in earnings. The maturities of the cash flow hedges are twelve months or less as of December 29, 2013.

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

The total cost basis for strategic investments, which are included in other assets on the balance sheet, was $0.7 million, net of impairments, as of December 29, 2013 and December 30, 2012.

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

Currencies

The company’s functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements are included in current results. In addition, conversion of foreign currency cash and foreign currency transactions are included in current results. Realized foreign currency gains (losses) were $2.2 million, $2.8 million and $2.6 million for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively.

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

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions, except per share data)
Basic:
Net income	$5.0	$24.6	$145.5

Weighted average shares outstanding	127.2	126.7	126.7

Net income per share	$0.04	$0.19	$1.15

Diluted:
Net income	$5.0	$24.6	$145.5

Basic weighted average shares outstanding	127.2	126.7	126.7
Assumed exercise of common stock equivalents	1.5	2.3	3.6

Diluted weighted-average common and common equivalent shares	128.7	129.0	130.3

Net income per share	$0.04	$0.19	$1.12

Anti-dilutive common stock equivalents, non-vested stock,
DSUs, RSUs, and PUs	1.9	3.8	6.7

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

The assets and liabilities measured at fair value on a recurring basis include securities and derivatives. Financial instruments classified as Level 1 are securities traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency-backed securities that are traded by dealers or brokers in active over-the-counter markets. Derivatives are classified as Level 2 financial instruments. The only financial instruments classified as Level 3 were auction rate securities. All auction rate securities were sold in the fourth quarter of 2012.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 29, 2013.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$6.2	$—	$6.2	$—
Liabilities	(1.9)	—	(1.9)	—

	$4.3	$—	$4.3	$—

Securities
Marketable securities	$2.3	$2.3	$—	$—

	$2.3	$2.3	$—	$—

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 30, 2012.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$7.9	$—	$7.9	$—
Liabilities	(0.9)	—	(0.9)	—

	$7.0	$—	$7.0	$—

Securities
Marketable securities	$2.7	$2.7	$—	$—

	$2.7	$2.7	$—	$—

Long term debt is carried at amortized cost. However, the company is required to estimate the fair value of long term debt under the Financial Instrument Topic of the FASB ASC. The carrying amount of the revolving facility is considered to approximate fair value as the interest rate on the loan is in line with current market rates. See Note 7 for more information on the credit facility.

	December 29, 2013		December 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Revolving Credit Facility	$200.0	$200.0	$250.0	$250.0

NOTE 4—SECURITIES

Securities are categorized as available-for-sale and are summarized as follows as of December 29, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	—	—	—	—

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.0	$0.1	$—	$2.1
Corporate debt securities	0.1	—	—	$0.1

Total securities	$2.1	$0.1	$—	$2.2

Securities are categorized as available-for-sale and are summarized as follows as of December 30, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	—	—	—	—

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.1	$0.3	$—	$2.4
Corporate debt securities	0.2	—	—	$0.2

Total securities	$2.3	$0.3	$—	$2.6

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of December 29, 2013.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.1	$0.1
Due after one year through three years	0.3	0.4
Due after three years through ten years	1.1	1.2
Due after ten years	0.6	0.6

	$2.1	$2.3

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

NOTE 5—FINANCIAL STATEMENT DETAILS

	December 29, 2013	December 30, 2012
	(In millions)
Inventories, net
Raw materials	$39.0	$36.8
Work in process	122.6	136.6
Finished goods	66.5	63.3

	$228.1	$236.7

	December 29, 2013	December 30, 2012
	(In millions)
Property, plant and equipment
Land and improvements	$24.8	$24.8
Buildings and improvements	399.1	394.1
Machinery and equipment	1,881.4	1,786.3
Construction in progress	63.8	133.1

Total property, plant and equipment	2,369.1	2,338.3
Less accumulated depreciation	1,661.2	1,573.4

	$707.9	$764.9

	December 29, 2013	December 30, 2012
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$55.4	$45.8
Accrued interest	0.3	0.4
Taxes payable	9.9	20.5
Restructuring and impairments	4.2	4.1
Other	18.2	18.4

	$88.0	$89.2

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(in millions)
Other expense, net
Interest expense	$6.4	$7.6	$7.3
Interest income	(0.6)	(2.0)	(2.7)
Other (income) expense, net	3.4	2.5	2.6

Other expense, net	$9.2	$8.1	$7.2

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

In order to evaluate goodwill for impairment, the company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In accordance with the provisions of the Intangibles—Goodwill and Other Topic of the ASC, the company designates reporting units for purposes of assessing goodwill impairment. A reporting unit is defined as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill is assigned to reporting units of the company that are expected to benefit from the synergies of the acquisition. The company has determined that it has three reporting units for purposes of goodwill impairment testing: Mobile, Computing, Consumer and Communications (MCCC), Power Conversion, Industrial and Automotive (PCIA) and Standard Discrete and Standard Linear (SDT). The company’s policy is to evaluate goodwill for impairment for all reporting units in the fourth quarter of each fiscal year. The company evaluated goodwill for impairment as of December 29, 2013 and December 30, 2012 for the past two fiscal years.

During 2011, the company adopted Accounting Standards Update (ASU) 2011-08, Intangibles—Goodwill and Other—Testing Goodwill for Impairment. ASU 2011-08 intends to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under ASU 350, Intangibles Goodwill and Other. This analysis was completed for 2012, and based on the results of the analysis; the company concluded that the reporting units would not be subject to the two-step goodwill impairment test. For 2013, the company conducted step I of the quantitative goodwill impairment test, and concluded that there was no goodwill impairment and that the performance of the step II testing was not necessary. Moreover, the company performed various sensitivity analysis based on several key input variables, which further supported the conclusion that there was no goodwill impairment.

When the company performs the two-step impairment test the impairment review is based on a combination of the income approach, which estimates the fair value of the company’s reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of the company’s reporting units based on comparable market multiples. The average fair value is then reconciled to the company’s market capitalization with an appropriate control premium. The discount rates utilized in the discounted cash flows ranged from approximately 9.9% to 12.7%, reflecting market based estimates of capital costs and discount rates adjusted for a market participants view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The peer companies used in the market approach are primarily the major competitors of each segment. The company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the company may record impairment charges in the future.

As of December 29, 2013 and December 30, 2012, the company concluded that goodwill was not impaired. There were no events to trigger an impairment review of other long lived assets for the years ended December 29, 2013 and December 30, 2012.

During the first quarter of 2012, the company moved two small product groups from the MCCC organization to the PCIA and SDT organizations. Since this changed the company’s reporting units, goodwill was assigned to the reporting units affected using a relative fair value allocation. There was no impairment noted as a result of this realignment.

The following table presents the carrying amount of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 30, 2012 and December 29, 2013
Goodwill	$162.0	$156.1	$54.5	$372.6
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$162.0	$7.3	$—	$169.3

The following table presents a summary of acquired intangible assets.

		As of December 29, 2013		As of December 30, 2012
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2-15 years	$250.8	$(240.0)	$250.8	$(228.4)
Customer base	8-10 years	81.6	(73.6)	81.6	(71.1)
Core technology	10 years	15.7	(5.1)	15.7	(3.9)
In Process R&D	10 years	2.8	(0.5)	2.8	(0.2)
Patents	4 years	5.9	(5.9)	5.9	(5.9)

Subtotal		356.8	(325.1)	356.8	(309.5)

Goodwill		169.3	—	169.3	—

Total		$526.1	$(325.1)	$526.1	$(309.5)

Amortization expense for intangible assets was $15.5 million, $18.2 million and $19.7 million for 2013, 2012 and 2011, respectively.

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)
Fiscal 2014	7.5
Fiscal 2015	5.2
Fiscal 2016	5.2
Fiscal 2017	2.5
Fiscal 2018	2.2

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following at:

	December 29, 2013	December 30, 2012
	(In millions)
Revolving Credit Facility borrowings	$200.0	$250.0
Other debt	0.1	0.1

Total debt	$200.1	$250.1
Current portion of long-term debt	—	—

Long-term debt, less current portion	$200.1	$250.1

Revolving Credit Facility

On May 20, 2011, the company entered into a new senior secured revolving credit facility (Credit Facility.) Proceeds from the Credit Facility and an additional $18.8 million in cash were used to extinguish all outstanding obligations under the previous credit facility, which consisted of a term loan and an undrawn revolving credit facility. The Credit Facility consists of a $400.0 million revolving loan agreement, of which $200.0 million and $250.0 million was drawn as of December 29, 2013 and December 30, 2012, respectively. The company has no current intention to pay down any further debt in the next twelve months. In addition, the new Credit Facility includes an incremental revolving commitment that enables the company to increase the size of the facility in an aggregate amount not to exceed $300 million. The maturity date of the Credit Facility is May 20, 2016. The company incurred cash charges of $5.2 million related to this financing, all of which was deferred and will be amortized over the term of the debt. Additionally, the company wrote off $2.1 million of the remaining deferred financing fees related to the prior facility.

Under the Credit Facility, borrowing may be in the form of either Eurocurrency Loans or Alternate Base Rate (ABR) loans. Eurocurrency Loans accrue interest at the London Interbank Offered Rate (LIBOR) plus 1.75%. The ABR is the highest of JP Morgan Chase Bank prime rate, the federal funds effective rate plus  1/2 of 1 percent, or adjusted LIBOR, as defined by the credit agreement, plus 1%. ABR loans accrue interest at the ABR rate plus 0.75%. As of December 29, 2013, the Eurocurrency rate would have been 1.92% and the ABR rate would have been 4.0%. The company also pays a commitment fee of 0.35% per annum on the unutilized commitments. There are also outstanding letters of credit under the Credit Facility totaling $0.5 million. These outstanding letters of credit reduce the amount available under the Credit Facility to $199.5 million. Borrowings under the Credit Facility are secured by a pledge of common stock of the company’s first tier domestic subsidiaries and 65% of the stock of the company’s first tier foreign subsidiaries. The payment of principal and interest on the Credit Facility is fully and unconditionally guaranteed by Fairchild Semiconductor International, Inc. and each of its domestic subsidiaries.

The Credit Facility includes restrictive covenants that place limitations on the company’s ability to consolidate, merge, or enter into acquisitions, create liens or pay dividends, or make similar restricted payments, sell assets, invest in capital expenditures, and incur indebtedness. It also places limitations on the company’s ability to modify its certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the Credit Facility also require the company’s financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 3.25 to 1.0. It defines the interest coverage ratio as the ratio of the cumulative four quarter trailing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated cash interest expense and defines the maximum leverage ratio as the ratio of total consolidated debt to the cumulative four quarter trailing consolidated EBITDA. Consolidated EBITDA, as defined by the credit agreement excludes restructuring, non-cash equity compensation and other certain adjustments. At December 29, 2013, the company was in compliance with these covenants.

Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

(In millions)
2014	—
2015	—
2016	200.1
2017	—
2018	—
Thereafter	—

200.1

At December 29, 2013, the company also has approximately $3.5 million of undrawn credit facilities at certain of its foreign subsidiaries.

NOTE 8—INCOME TAXES

Total income tax provision (benefit) was allocated as follows:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions)
Income tax provision (benefit) attributable to income before income taxes	$6.2	$(0.9)	$12.2
Other comprehensive income	—	—	—

	$6.2	$(0.9)	$12.2

Income before income taxes for the years ended December 29, 2013, December 30, 2012, and December 25, 2011 consisted of the following:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions)
Income (loss) before income taxes:
U.S.	$18.1	$6.2	$44.7
Foreign	(6.9)	17.5	113.0

	$11.2	$23.7	$157.7

Income tax provision (benefit) for the years ended December 29, 2013, December 30, 2012, and December 25, 2011 consisted of the following:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions)
Income tax provision (benefit):
Current:
U.S. federal	$—	$—	$0.1
U.S. state and local	0.1	(0.2)	0.1
Foreign	10.9	9.4	24.5

	11.0	9.2	24.7
Deferred:
U.S. federal	2.0	1.9	1.8
U.S. state and local	(0.3)	0.2	(1.4)
Foreign	(6.5)	(12.2)	(12.9)

	(4.8)	(10.1)	(12.5)
Total income tax provision (benefit):
U.S. federal	2.1	1.9	1.9
U.S. state and local	(0.3)	—	(1.3)
Foreign	4.4	(2.8)	11.6

	$6.2	$(0.9)	$12.2

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide effective tax rate on net income before income taxes is as follows:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of federal benefit	(1.5)	(2.4)	2.9
Foreign tax rate differential	77.3	(15.1)	(13.5)
Tax credits	(34.8)	(9.3)	(3.8)
Foreign withholding taxes	(17.5)	1.5	(0.1)
Non-deductible expenses	45.5	28.5	0.2
Change in valuation allowance	(62.4)	(6.4)	(13.0)
Foreign exchange differences	(7.9)	(22.4)	—
Deferred Change	7.0	(13.2)	—
Tax Rate Changes	14.7	—	—

	55.4%	(3.8%)	7.7%

We operate in multiple foreign jurisdictions with lower statutory tax rates than the United States. The reported effective tax rate and income tax provision reflects the shift in the geographical mix of taxable income and losses and relevant statutory rates.

In 2013, a current provision for income taxes was provided for Fairchild Semiconductor Pte. Ltd at the concessionary holiday tax rate of 10% on qualifying income. Fairchild Semiconductor Pte. Ltd is entitled to a concessionary tax rate of 10% through 2019 at which time it will revert to Singapore’s enacted statutory tax rate which is currently 17%.

The tax holidays increased net income by $0.5 million, or less than $0.01 per basic and diluted common share for the year ended December 29, 2013. The tax holidays increased net income by $1.3 million, or $0.01 per basic and diluted common share for the year ended December 30, 2012. The tax holidays increased net income by $3.0 million, or $0.02 per basic and diluted common share for the year ended December 25, 2011.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 29, 2013 and December 30, 2012 are presented below:

	December 29, 2013	December 30, 2012
	(In millions)
Deferred tax assets:
Net operating loss carryforwards	$50.4	$51.3
Reserves and accruals	37.6	39.0
Tax credit and capital allowance carryovers	88.2	87.4
Plant and equipment	1.4	—
Unrealized loss in other comprehensive income	—	—

Total gross deferred tax assets	177.6	177.7
Valuation allowance	(147.6)	(154.5)

Net deferred tax assets	30.0	23.2
Deferred tax liabilities:
Plant and equipment	—	(0.4)
Unrealized gain in other comprehensive income	(1.7)	(2.7)
Capitalized research expenses and intangibles	(6.5)	(3.1)

Total deferred tax liabilities	(8.2)	(6.2)

Net deferred tax assets (liabilities)	$21.8	$17.0

Net deferred tax assets (liabilities) by jurisdiction are as follows:

	December 29,	December 30,
	2013	2012
	(In millions)
U.S.	$(27.7)	$(25.9)
Europe	1.2	1.1
Japan	0.5	0.5
China	14.1	9.9
Hong Kong	1.9	1.5
Malaysia	—	(1.3)
Singapore	0.1	0.2
Korea	31.2	30.2
Taiwan	0.5	0.3
Foreign—other	—	0.5

Net deferred tax assets (liabilities)	$21.8	$17.0

Deferred tax assets and liabilities are generally classified in the consolidated balance sheet based on the classification of the related asset or liability. The deferred tax valuation allowance for the year ended December 29, 2013 and December 30, 2012 was $147.6 million and $154.5 million, respectively.

Gross carry forwards as of December 29, 2013 for U.S. net operating losses (NOL) totaled $98.9 million, for foreign tax credits totaled $30.5 million, and for research and development credits totaled $21.1 million. The net operating losses expire in 2024 through 2032. The foreign tax credits expire in 2014 through 2024. The research and development credits expire in varying amounts through 2032. As of December 29, 2013, the company has net operating loss carry forwards in Korea of $29.0 million. The Korean net operating losses expire in 2023.

The company’s ability to utilize its U.S. net operating loss and credit carry forwards may be limited in the future if the company experiences an ownership change, as defined in the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or more stockholders changes by more than 50% over a three year period. In August 1999, the company experienced an ownership change as a result of its initial public offering. This ownership change did not result in a material limitation on the utilization of the loss and credit carry forwards. As of December 29, 2013, the company has not undergone a second ownership change.

Significant management judgment is required in determining the company’s provision for income taxes and in determining whether deferred tax assets will be realized. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not likely to be realizable. Realization is based on the company’s ability to generate sufficient future taxable income. A valuation allowance is determined in accordance with the Income Taxes Topic of the ASC, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In 2005, a full valuation allowance on net U.S. deferred tax assets was recorded. While the results of 2013 represent positive evidence, the company continues to maintain a full valuation allowance on its net U.S. deferred tax assets as the underlying source of income relates to certain intercompany transactions with a non-taxed jurisdiction, which is excluded from determining whether the DTA will be realized. Until such time that some or all of the valuation allowance is reversed, future income tax expense or benefit in the U.S., excluding any tax expense generated by the company’s indefinite life intangibles, will be offset by adjustments to the valuation allowance to effectively eliminate any income tax expense or benefit in the U.S. Income taxes will continue to be recorded for other tax jurisdictions subject to the need for valuation allowances in those jurisdictions.

As of December 29, 2013, the company’s valuation allowance for U.S. deferred tax assets totaled $119.2 million, which consists of the beginning of the year allowance of $123.8 million, a 2013 benefit of $5.6 million to income from operations and a charge of $1.0 million to OCI. The valuation allowance reduces the carrying value of temporary differences generated by capital losses, capitalized research and development expenses, foreign tax credits, reserves and accruals, and NOL carry forwards, which would require sufficient future capital gains and future ordinary income in order to realize the tax benefits. If the company is ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income from continuing operations, additional paid in capital or OCI.

In 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $24.8 million related to the company’s Malaysian cumulative reinvestment allowance and manufacturing incentives. As of December 27, 2009, the valuation allowance was $26.3 million. In 2010, the valuation allowance increased by $3.5 million to $29.8 million. In 2011, the valuation allowance decreased by $2.5 million to $27.3 million. In 2012, the valuation allowance increased by $1.8 million to $29.1 million. In 2013, the valuation allowance decreased by $2.8 million to $26.3 million.

Deferred income taxes have not been provided for the undistributed earnings of the company’s foreign subsidiaries that are reinvested indefinitely. Deferred income taxes have been provided for the undistributed earnings of the company’s foreign subsidiaries that are part of the repatriation plan, which were immaterial at December 29, 2013. In addition, certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore have and will continue to be part of the company’s repatriation plan. At December 29, 2013, the undistributed earnings of the company’s subsidiaries approximated $375.3 million. The amount of taxes attributable to these undistributed earnings is not practicably determinable.

The Income Tax Topic of the ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The company adopted the current standard on January 1, 2007. The unrecognized tax benefits at December 29, 2013 and December 30, 2012 total $58.9 million and $58.6 million respectively. Of the total unrecognized tax benefits at December 29, 2013 and December 30, 2012, $3.3 million and $3.0, respectively would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, as the company has a full valuation allowance against its U.S. deferred taxes. The timing of the expected cash outflow relating to $3.3 million is not reliably determinable at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Beginning Balance	$58.6	$58.4	$56.5
Increases related to prior year tax positions	0.3	0.2	—
Decreases related to prior year tax positions	—	—	(0.9)
Increases related to current year tax positions	—	—	2.8
Settlements	—	—	—

Ending Balance	$58.9	$58.6	$58.4

The company’s major tax jurisdictions are the U.S. and Korea. For the U.S., the company has open tax years dating back to 1999 due to the carryforward of tax attributes. In Korea, the company has five open tax years dating back to 2008.

As of December 29, 2013, the company had accrued for penalties and interest relating to uncertain tax positions totaling $0.8 million.

As of December 30, 2012, the company had accrued for penalties and interest relating to uncertain tax positions totaling $0.5 million. The increase of $0.3 million during the year was recognized as a component of income tax expense.

NOTE 9 — STOCK-BASED COMPENSATION

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

Equity Awards Made Outside Stockholder-Approved Plans. The company has granted equity awards representing a total of 820,000 shares outside its equity compensation plans. As of December 29, 2013, equity awards representing 75,000 shares remain outstanding, all of which are options.

The following table presents a summary of the company’s stock options for the year ended December 29, 2013.

	Year Ended
	December 29, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(000’s)		(In years)	(In millions)
Outstanding at beginning of period	1,933	$15.42
Granted	50	14.11
Exercised	(100)	11.09
Expired	(795)	16.02

Outstanding at end of period	1,088	$15.32	1.6	0.7

Exercisable at end of period	1,019	$15.40	1.2	0.7

There were 25,000 options granted during 2012 and no options granted during 2011.

The following table presents a summary of the company’s DSUs for the year ended December 29, 2013.

	Year Ended
	December 29, 2013
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Outstanding at beginning of period	349	$13.27
Granted	97	13.98
Vested and released	(50)	11.46
Forfeited	—	—

Outstanding at end of period	396	$13.02

The weighted average grant-date fair value for DSUs granted during the years ended December 30, 2012 and December 25, 2011 was $14.30 and $19.80, respectively. The total grant-date fair value for DSUs vested during the years ended December 29, 2013, December 30, 2012, and December 25, 2011 was $0.6 million, $0.6 million and $0.8 million, respectively. The number, weighted-average exercise price, aggregate intrinsic value and weighted average remaining contractual term for DSUs vested and outstanding is 215,675 units, zero (as these are zero strike price awards), $2.8 million and 1.59 years, respectively.

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

The following table presents a summary of the company’s RSUs for the year ended December 29, 2013.

	Year Ended
	December 29, 2013
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	4,265	$13.17
Granted	3,049	13.94
Vested	(1,721)	11.02
Forfeited	(889)	14.24

Nonvested at end of period	4,704	$14.21

The weighted average grant-date fair value for RSUs granted during the years ended December 30, 2012 and December 25, 2011 was $14.40 and $17.14, respectively. The total grant-date fair value for RSUs vested during the year ended December 29, 2013, December 30, 2012, and, December 25, 2011 was $19.0 million, $16.0 million and $11.0 million, respectively.

The following table presents a summary of the company’s PUs for the year ended December 29, 2013.

	Year Ended
	December 29, 2013
	Shares	Weighted Average Grant-date Fair Value
	(000’s)
Nonvested at beginning of period	583	$14.48
Granted	991	13.99
Vested	(356)	13.99
Forfeited	(248)	14.48

Nonvested at end of period	970	$14.39

The weighted average grant-date fair value for PUs granted during the years ended December 30, 2012 and December 25, 2011 was $15.77 and $17.38, respectively. The total grant-date fair value for PUs vested during the year ended December 29, 2013, December 30, 2012 and December 25, 2011 was $5.0 million, $7.4 million and $4.4 million, respectively.

The following table summarizes the total intrinsic value for stock options exercised and DSUs, RSUs and PUs vested (i.e. the difference between the market price at exercise and the price paid by employees to exercise the award) for 2013, 2012 and 2011, respectively.

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions)
Options	$0.3	$0.8	$10.8
DSUs	$0.7	$0.5	$0.8
RSUs	$24.1	$23.5	$24.0
PUs	$5.0	$12.3	$12.4

The company’s practice is to issue shares of common stock upon exercise or settlement of options, DSUs, RSUs and PUs from previously unissued shares. For the year ended December 29, 2013 and December 30, 2012, $1.1 million and $5.0 million, respectively, was received from exercises of stock-based awards.

Valuation and Expense Information

The following table summarizes stock-based compensation expense by financial statement caption, for the years ended December 29, 2013, December 30, 2012 and December 25, 2011.

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions)
Cost of Sales	$4.9	$4.5	$4.3
Research and Development	7.5	5.7	4.8
Selling, General and Administrative	15.5	12.4	15.7

	$27.9	$22.6	$24.8

The company also capitalized $1.0, $0.6 and $0.6 million of stock-based compensation into inventory for the years ended December 29, 2013, December 30, 2012 and December 25, 2011, respectively. In addition, due to the valuation allowance for U.S. deferred income tax assets recorded by the company, no tax benefit on U.S.

based stock compensation expense was recognized in the years ended December 29, 2013, December 30, 2012 and December 25, 2011. No material income tax benefit was recognized by foreign tax jurisdictions for the year ended December 29, 2013, December 30, 2012 and December 25, 2011.

The following table summarizes total compensation cost related to unvested awards not yet recognized and the weighted average period over which it is expected to be recognized at December 29, 2013.

	December 29, 2013
	Unrecognized Compensation Cost for Unvested Awards	Weighted Average Remaining Recognition Period
	(In millions)	(In years)
Options	0.4	3.2
DSUs	0.4	2.1
RSUs	50.3	2.7
PUs	4.8	2.2

The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option pricing model. There were four option grants in 2013, one option grant in 2012 and no options were granted in 2011. The fair value of each DSU, RSU and PU is equal to the closing market price of the company’s common stock on the date of grant.

Year Ended
December 29, 2013
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

NOTE 10—RETIREMENT PLANS

The company sponsors the Fairchild Personal Savings and Retirement Plan (the “Retirement Plan”), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the U.S. As of January 1, 2007, the company provided a discretionary matching contribution equal to 100% of employee elective deferrals on the first 3% of pay that is contributed to the Retirement Plan and 50% of the next 2% of pay contributed. The company also maintains a non-qualified

Benefit Restoration Plan, under which certain eligible employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. The company matched employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. Total expense recognized under these plans was $5.8 million, $5.3 million and $5.0 million for 2013, 2012 and 2011, respectively.

Prior to the fourth quarter of 2011, employees in Korea who have been with the company for over one year were entitled by Korean law to receive lump-sum payments upon termination of their employment. The payments were based on current rates of pay and length of service through the date of termination. It was the company’s policy to accrue for this estimated liability as of each balance sheet date. Amount recognized as expense was $9.0 million for 2011. Due to a change in Korean tax laws impacting deductibility the company converted the retirement plan to a funded defined contribution plan in December of 2011. As a result of this change, the company paid out $17.7 million in cash to fund the plan, inclusive of one-time incentive payment and incurred a $2.7 million expense. Contribution expense for the defined contribution plan was $6.5 million and $7.2 million in 2013 and 2012, respectively.

Employees in Malaysia participate in a defined contribution plan. The company has funded accruals for this plan in accordance with statutory regulations in Malaysia. Amounts recognized as expense for contributions made by the company under this plan were $2.4 million, $2.2 million and $2.1 million for 2013, 2012 and 2011, respectively.

Employees in the United Kingdom, Italy, Germany, Finland, China, Hong Kong, the Philippines, Japan and Taiwan are also covered by a variety of defined benefit or defined contribution pension plans that are administered consistent with local statutes and practices. The expense under each of the respective plans for 2013, 2012 and 2011 was not material to the consolidated financial statements.

In accordance with the Compensation – Retirement Benefits Topic of the ASC the company recognizes the over-funded or under-funded status of its defined postretirement plans as an asset or liability in its statement of financial position. The company currently has defined benefit pension plans in Germany, the Philippines, and Taiwan. The net funded status for the company’s foreign defined benefit plans was $7.8 million and $6.1 million at December 29, 2013 and December 30, 2012, respectively, and was recognized as a liability in the consolidated statements of financial position. The company measures plan assets and benefit obligations as of the date of the fiscal year-end.

NOTE 11—LEASE COMMITMENTS

Rental expense related to certain facilities and equipment of the company’s plants was $19.5 million, $18.2 million and $18.4 million, for 2013, 2012 and 2011, respectively.

Certain facility and land leases contain renewal provisions. Future minimum lease payments under non-cancelable operating leases as of December 29, 2013 are as follows:

Year ending December,	(In millions)
2014	18.1
2015	14.4
2016	6.3
2017	1.9
2018	0.8
Thereafter	0.0

$41.5

NOTE 12—STOCKHOLDERS’ EQUITY

Preferred Stock

Under the company’s restated certificate of incorporation, the company’s Board of Directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 29, 2013 and December 30, 2012, no shares were issued.

Common Stock

The company has authorized 340,000,000 shares of Common Stock at a par value of $.01 per share.

The company accounts for treasury stock acquisitions using the cost method. At December 29, 2013 and December 30, 2012, there were approximately 12.3 million and 10.0 million treasury shares, respectively held by the company.

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

2013 Infrastructure Realignment Program

During 2013, the company recorded restructuring and impairment charges, net of releases, totaling $15.9 million. The charges are detailed in the table below.

The 2013 Infrastructure Realignment Program includes costs to close the 8-inch line at the company’s Salt Lake wafer fab facility and transfer the manufacturing to the 8-inch lines in Korea and Mountaintop, as well as organizational changes in the company’s mobile product group, manufacturing support organizations, executive management, and sales organizations

	Accrual Balance at 12/26/2010	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/25/2011
2008 Infrastructure Realignment Program:
Employee Separation Costs	$—	$—	$—	$—	$—	$—
Lease Impairment Costs	$0.7	$—	$(0.7)	$—	$—	$—
2009 Infrastructure Realignment Program:
Employee Separation Costs	8.1	1.9	(1.8)	(8.2)	—	$—
Fab Closure Costs	—	0.7	(0.7)	—	—	—
2010 Infrastructure Realignment Program:
Employee Separation Costs	2.2	3.6	(4.4)	(0.4)	—	1.0
2011 Infrastructure Realignment Program:
Employee Separation Costs	$—	5.4	(3.5)	(0.2)	—	$1.7

	$11.0	$11.6	$(11.1)	$(8.8)	$—	$2.7

	Accrual Balance at 12/25/2011	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/30/2012
2010 Infrastructure Realignment Program:
Employee Separation Costs	$1.0	$—	$(0.7)	$(0.1)	$—	$0.2
2011 Infrastructure Realignment Program:
Employee Separation Costs	1.7	1.0	(1.7)	(0.4)	—	0.6
Asset Impairment Costs	—	0.1	—	—	(0.1)	—
2012 Infrastructure Realignment Program:
Employee Separation Costs	—	12.5	(9.8)	—	—	2.8
Facility Closure Costs	—	0.4	(0.4)	—	—	—
Lease Termination Costs	—	0.6	(0.1)	—	—	0.5

	$2.7	$14.6	$(12.7)	$(0.5)	$(0.1)	$4.1

	Accrual Balance at 12/30/2012	New Charges	Cash Paid	Reserve Release	Non-Cash Items	Accrual Balance at 12/29/2013
2010 Infrastructure Realignment Program:
Employee Separation Costs	$0.2	$—	$(0.2)	$—	$—	$—
2011 Infrastructure Realignment Program:
Employee Separation Costs	0.6	—	(0.3)	—	—	0.3
2012 Infrastructure Realignment Program:
Employee Separation Costs	2.8	0.1	(2.5)	(0.2)	—	0.2
Lease Termination Costs	0.5	—	(0.3)	(0.1)	—	0.1
2013 Infrastructure Realignment Program:
Employee Separation Costs	—	11.0	(7.7)	(0.1)	—	3.2
Asset Impairment, Other	—	1.6	—	—	(1.6)	—
Line closure costs	—	3.0	(3.0)	—	—	—
Lease Termination Costs	—	0.6	(0.2)	—	—	0.4

	$4.1	$16.3	$(14.2)	$(0.4)	$(1.6)	$4.2

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

NOTE 15—COMMITMENTS AND CONTINGENCIES

The company has future commitments to purchase chemicals for certain wafer fabrication facilities. In the event the company was to end the agreements, the company would be required to pay future minimum payments of approximately $12.6 million. The company does not accrue for this liability as we expect to use these chemicals in the ordinary course of business.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found the company’s infringement to have been willful and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. The company appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2013, the court of appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find Fairchild liable for induced infringement. The court also vacated the earlier ruling of willful patent infringement by Fairchild. While the appeals court instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, Fairchild believes that damages on the basis of that level of infringing activity would not be material to Fairchild. Accordingly, the company released $12.6 million from the reserves relating to this case during the first quarter of 2013. The appeals court denied Power Integrations’ motions to rehear the case. On August 23, 2013, Power Integrations filed a Petition for a Writ of Certiorari with the Supreme Court of the United States, seeking review of various aspects of the court of appeals ruling. On January 13, 2014, the Supreme Court denied Power Integrations’ Petition for a Writ of Certiorari.

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

POWI 3: On November 4, 2009, Power Integrations filed a complaint for patent infringement against the company and two of the company’s subsidiaries in the U.S. District Court for the Northern District of California alleging that several of our products infringe three of Power Integrations’ patents. Fairchild has filed counterclaims asserting that Power Integrations infringes two Fairchild patents. The trial began in February 2014 and is ongoing.

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

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. For example, in December 2013, the customer of one of its distributors filed suit against the company claiming damages of $30 million arising out of the purchase of $20,000 of its products. The company believes that there are no other such ordinary-course pending litigation that could have, individually or in the aggregate, a material adverse effect on its business, financial condition, results of operations, or cash flows. Legal costs are expensed as incurred.

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

Foreign Currency Derivatives. The company uses currency forward and combination option contracts to hedge a portion of its forecasted foreign exchange denominated revenues and expenses. The company monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine peso, Malaysian ringgit, Korean won, Taiwan dollar and Chinese yuan. The company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 12 months or less as of the end of December 29, 2013.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance the Derivatives and Hedging Topic of the FASB ASC, did not have a material impact on earnings for the years ended December 29, 2013, December 30, 2012, and December 25, 2011. No cash flow hedges were derecognized or discontinued in 2013, 2012 and 2011.

Derivative gains and losses included in AOCI are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $6.3 million of net unrealized derivative gains included in AOCI will be reclassified into earnings within the next twelve months.

The company also uses currency forward and combination option contracts to offset the foreign currency impact of balance sheet translation. These derivatives have one month terms and the initial fair value, if any, and the subsequent gains or losses on the change in fair value are reported in earnings within the same income statement line as the impact of the foreign currency translation.

The table below shows the notional principal and the location and amounts of the derivative fair values in the statement of operations and the consolidated balance sheet as of and for the periods ended December 29, 2013 and December 30, 2012. Pursuant to the Derivatives and Hedging Topic of the FASB ASC, the company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year-end and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of December 29, 2013 and December 30, 2012. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments under the Derivatives and Hedging Topic of the FASB ASC.

	As of December 29, 2013				As of December 30, 2012
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges
Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$6.3	$0.3	$0.3	Current assets	$6.4	$0.3	$0.3
Derivatives for forecasted revenues	Current liabilities	44.5	(1.1)	(1.1)	Current liabilities	51.7	(0.9)	(0.9)
Derivatives for forecasted expenses	Current assets	136.1	5.9	5.9	Current assets	213.3	7.6	7.6
Derivatives for forecasted expenses	Current liabilities	44.2	(0.8)	(0.8)	Current liabilities	2.8	—	—

Total foreign exchange contract derivatives		$231.1	$4.3	$4.3		$274.2	$7.0	$7.0

	For the Twelve Months Ended December 29, 2013			For the Twelve Months Ended December 30, 2012
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
Derivatives in Cash Flow Hedges
Foreign Currency contracts	Revenue	$0.2	$0.2	Revenue	$1.2	$1.2
Foreign Currency contracts	Expenses	4.7	4.7	Expenses	2.0	2.0

		$4.9	$4.9		$3.2	$3.2

The company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The gross amounts of the above assets and liabilities are as follows:

As of December 29, 2013		As of December 30, 2012
(In millions)		(In millions)
Gross Assets	$6.3	Gross Assets	$8.1
Gross Liabilities	(0.1)	Gross Liabilities	(0.2)

Current Assets	$6.2	Current Assets	$7.9

Gross Assets	$—	Gross Assets	$0.5
Gross Liabilities	(1.9)	Gross Liabilities	(1.4)

Current Liabilities	$(1.9)	Current Liabilities	$(0.9)

	Gain (Loss) Recognized in OCI for Derivative Instruments (1)
	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Interest rate contract	$—	$—	$—
Foreign exchange contracts	(2.7)	12.6	(7.9)

	$(2.7)	$12.6	$(7.9)

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments under Derivatives and Hedging Topic of the FASB ASC.

	As of December 29, 2013			As of December 30, 2012
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
		(In millions)			(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Current assets	$2.3	$—	Current assets	$—	$—
Foreign Exchange Contracts	Current liabilities	11.0	—	Current liabilities	12.1	—

Total derivatives, net		$13.3	$—		$12.1	$—

	For the Twelve Months Ended December 29, 2013		For the Twelve Months Ended December 30, 2012
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
		(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$0.1	Revenue	$0.1
Foreign Exchange Contracts	Expenses	(0.8)	Expenses	0.6

Net gain (loss) recognized in income		$(0.7)		$0.7

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

The following table presents selected statement of operations information on reportable segments for 2013, 2012 and 2011.

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions)
Revenue and Operating Income:
MCCC
Total revenue	$534.1	$570.2	$579.1
Operating income	84.7	103.5	100.4

PCIA
Total revenue	733.4	694.0	807.4
Operating income	115.8	120.2	211.9

SDT
Total revenue	137.9	141.7	202.3
Operating income	16.5	18.6	46.3

Corporate
Restructuring and impairments expense	(15.9)	(14.1)	(2.8)
Stock-based compensation expense	(27.9)	(22.6)	(24.8)
Selling, general and administrative expense	(156.5)	(159.8)	(162.8)
Release (charge) for litigation charge	12.6	(1.3)	—
Other	(8.9)	0.2	(3.3)

Total Consolidated
Total revenue	$1,405.4	$1,405.9	$1,588.8
Operating income	$20.4	$44.7	$164.9
Realized loss on sale of securities	$—	$12.9	$—
Other expense, net	$9.2	$8.1	$7.2

Income before income taxes	$11.2	$23.7	$157.7

PCIA revenue for the year ended 2012 includes $8.5 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from the Thailand floods in the fourth quarter of 2011.

Revenue from one customer represents approximately 11.4% and 11.9% of the Company’s total 2013 and 2012 revenue. Revenue from this customer is included in all reportable segments revenue.

In 2011, Other consists of $2.7 million associated with a change to defined contribution plans in Korea and Japan, $0.7 million in accelerated depreciation related to the previously planned closure of the Mountaintop facility, and $0.1 million of other expenses.

Depreciation and amortization by reportable operating segment were as follows:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions)
MCCC	$61.9	$58.6	$56.7
PCIA	71.2	65.6	83.2
SDT	12.1	11.1	10.6

Total	$145.2	$135.3	$150.5

Geographic revenue information is based on the customer location within the indicated geographic region. Revenue by geographic region was as follows:

	Year Ended
	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions)
Total Revenue:
U.S.	$126.5	$126.5	$158.9
Other Americas	28.1	28.1	31.8
Europe	196.8	182.8	206.5
China	505.9	492.1	524.3
Taiwan	154.6	196.8	222.4
Korea	98.4	126.5	174.8
Other Asia/Pacific	295.1	253.1	270.1

Total	$1,405.4	$1,405.9	$1,588.8

Other Asia/Pacific includes Japan, Singapore, and Malaysia.

Geographic property, plant and equipment balances as of December 29, 2013 and December 30, 2012 are based on the physical locations within the indicated geographic areas and are as follows:

	December 29, 2013	December 30, 2012
	(In millions)
Property, Plant & Equipment, Net:
U.S.	$221.2	$259.1
Korea	251.3	249.2
Philippines	57.7	59.8
Malaysia	67.0	81.1
China	107.2	110.2
All Others	3.5	5.5

Total	$707.9	$764.9

NOTE 18—UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of unaudited quarterly financial information for 2013 and 2012 (in millions, except per share amounts):

	2013
	First	Second	Third	Fourth
Total revenue	$343.2	$356.5	$364.6	$341.1
Gross margin	92.4	103.7	114.9	105.5
Net income (loss)	(0.5)	(7.5)	12.1	0.9
Basic income (loss) per common share	$—	$(0.06)	$0.10	$0.01
Diluted income (loss) per common share	$—	$(0.06)	$0.09	$0.01

	2012
	First	Second	Third	Fourth
Total revenue	$352.2	$361.5	$358.8	$333.4
Gross margin	104.9	117.7	120.1	99.3
Net income	1.6	11.9	24.7	(13.6)
Basic income per common share	$0.01	$0.09	$0.19	$(0.11)
Diluted income per common share	$0.01	$0.09	$0.19	$(0.11)

NOTE 19—SUBSEQUENT EVENTS

In January 2014, the company completed the acquisition of a privately held, high-performance sensor company for approximately $60.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 29, 2013, the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed and operating effectively as of December 29, 2013 at a reasonable assurance level.

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

Fairchild Semiconductor’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 29, 2013. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on that assessment, management believes that, as of December 29, 2013, the company’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of Fairchild’s internal control over financial reporting as of December 29, 2013, and has issued a report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during our year ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

The information regarding our Code of Business Conduct and Ethics set forth under the caption “Governance at Fairchild Semiconductor—Senior Officer Code of Business Conduct and Ethics” appearing in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2014, which will be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2013 (the “2013 Proxy Statement”), is incorporated by reference.

The information regarding directors set forth under the caption “Proposal 1—Election of Directors” appearing in the 2014 Proxy Statement, is incorporated by reference.

The information regarding executive officers set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K is incorporated by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement is incorporated by reference.

The information regarding our Audit Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2014 Proxy Statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis and “Director Compensation” in the 2014 Proxy Statement is incorporated by reference.

The information regarding our Compensation Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2014 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers” in the 2014 Proxy Statement is incorporated by reference.

The information regarding our equity compensation plans as set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Programs” in Item 5 of this annual report on Form 10-K is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Policies and Procedures for Approval of Related Party Transactions” in the 2014 Proxy Statement is incorporated by reference.

The information regarding director independence set forth under the caption “Corporate Governance, Board Meetings and Committees” in the 2014 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” included under the proposal entitled “Proposal 4—Ratify Appointment of KPMG LLP as Independent Registered Public Accounting Firm of the Company for 2014” in the 2014 Proxy Statement is incorporated by reference.

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

Description	Price Protection	Product Returns	Other Returns and Allowances	Deferred Tax Valuation Allowance	Total
	(In millions)
Balances at December 26, 2010	$9.4	$11.9	$5.6	$205.7	$232.6

Charged to costs and expenses, or revenues	37.6	20.9	14.3	—	72.8
Deductions	(37.0)	(21.7)	(17.1)	(36.8)	(112.6)
Charged to other accounts	—	0.1	—	2.2	2.3

Balances at December 25, 2011	$10.0	$11.2	$2.8	$171.1	$195.1

Charged to costs and expenses, or revenues	39.1	19.2	13.9	—	72.2
Deductions	(40.4)	(21.6)	(13.1)	(9.8)	(84.9)
Charged to other accounts	—	(1.4)	1.4	(6.8)	(6.8)

Balances at December 30, 2012	$8.7	$7.4	$5.0	$154.5	$175.6

Charged to costs and expenses, or revenues	51.8	19.4	11.7	0.0	82.9
Deductions	(48.2)	(17.6)	(12.8)	(7.9)	(86.5)
Charged to other accounts	0.0	(0.1)	—	1.0	0.9

Balances at December 29, 2013	$12.3	$9.1	$3.9	$147.6	$172.9

EXHIBIT INDEX

Exhibit No.	Description
3.01(i)	Second Restated Certificate of Incorporation. (5)

3.01(i)	Certificate of Amendment to the Second Restated Certificate of Incorporation (18)

3.01(i)	Third Amended and Restated Certificate of Incorporation (26)

3.01(ii)	Bylaws, as amended through August 15, 2012. (21)

10.01	Credit Agreement, dated as of June 26, 2006. (13)

10.02*	Executive Severance Policy. (14)

10.03*	Form of Executive Severance Policy Designation and Agreement (Non-California Employees). (17)

10.04*	Form of Executive Severance Policy Designation and Agreement (California Employees). (17)

10.05	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (3)

10.06	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (1)

10.07*	Fairchild Benefit Restoration Plan. (1)

10.08*	Fairchild Incentive Plan. (22)

10.09*	Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan. (4)

10.10	Incremental Term Loan Commitment Agreement dated as of May 16, 2008. (19)

10.11*	Fairchild Enhanced Incentive Plan (22)

10.13*	Fairchild Semiconductor International, Inc. Employees Stock Purchase Plan. (25)

10.14*	Non-Qualified Stock Option Agreement, dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (7)

10.15*	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (9)

10.16*	Fairchild Semiconductor Stock Plan. (11)

10.17*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan. (6)

10.18*	Form of Deferred Stock Unit Agreement under the Fairchild Semiconductor Stock Plan. (6)

10.19*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor Stock Plan. (18)

10.20*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (9)

10.21*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (12)

10.22*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 10, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (12)

10.23*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 27, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Frey. (12)

Exhibit No.	Description
10.24	Employment Agreement, dated as of December 9, 2009 between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation. (21)

10.25	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd. (2)

10.26	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company. (20)

10.27*	Fairchild Semiconductor 2007 Stock Plan. (28)

10.28*	Fairchild Semiconductor Corporation Restated Severance Benefit Plan. (15)

10.29*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (27)

10.30*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (27)

10.31*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor 2007 Stock Plan. (15)

10.32*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor 2007 Stock Plan. (15)

10.33	Second Amendment to Credit Agreement (18)

10.34*	Long-Term Incentive Compensation Award Agreement dated December 22, 2010 between Mark S. Thompson and Fairchild Semiconductor International, Inc. (23)

10.35	Credit Agreement dated as of May 20, 2011 (24)

10.36*	Employment Agreement, dated as of August 31, 2012 between Vijay Ullal and Fairchild Semiconductor International, Inc. (14)

14.01	Code of Business Conduct and Ethics. (10)

21.01	List of Subsidiaries.

23.01	Consent of KPMG LLP.

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
(1)	Incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).
(2)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).

(3)	Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).
(4)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.
(5)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004, filed May 7, 2004.
(6)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed October 7, 2004 (File No. 333-119595).
(7)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 3, 2004.
(8)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, filed August 5, 2005.
(9)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, filed November 4, 2005.
(10)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 17, 2013.
(11)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed May 5, 2006.
(12)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed May 12, 2006.
(13)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed August 9, 2006.
(14)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 9, 2012.
(15)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, filed August 9, 2007.
(16)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 11, 2007.
(17)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, filed February 28, 2008.
(18)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010 filed August 4, 2010.
(19)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.
(20)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.
(21)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed August 15, 2012.
(22)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009, filed on August 7, 2009.
(23)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010, filed on February 24, 2011.
(24)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011, filed on August 5, 2011.
(25)	Incorporated by reference from Fairchild Semiconductor International, Inc.'s Report filed on Form 8-K on May 7, 2009.
(26)	Incorporated by reference from Fairchild Semiconductor International Inc.’s current report on Form 8-K filed May 3, 2012.
(27)	Incorporated by reference from Fairchild Semiconductor International Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.
(28)	Incorporated by reference from Fairchild Semiconductor International Inc.’s current report on Form 8-K filed May 8, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

/S/ MARK S. THOMPSON
Mark S. Thompson
Chairman and Chief Executive Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARK S. THOMPSON Mark S. Thompson	Chairman of the Board of Directors, Chairman and Chief Executive Officer (principal executive officer)	February 27, 2014

/S/ MARK S. FREY Mark S. Frey	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 27, 2014

/S/ GREGORY J. MARSHALL Gregory J. Marshall	Vice President, Corporate Controller	February 27, 2014

/S/ RONALD W. SHELLY Ronald W. Shelly	Director	February 27, 2014

/S/ CHARLES P. CARINALLI Charles P. Carinalli	Director	February 27, 2014

/S/ THOMAS L. MAGNANTI Thomas L. Magnanti	Director	February 27, 2014

/S/ BRYAN R. ROUB Bryan R. Roub	Director	February 27, 2014

/S/ KEVIN J. MCGARITY Kevin J. McGarity	Director	February 27, 2014

/S/ ANTHONY LEAR Anthony Lear	Director	February 27, 2014

/S/ RANDY W. CARSON Randy W. Carson	Director	February 27, 2014

/S/ TERRY A. KLEBE Terry A. Klebe	Director	February 27, 2014

/S/ CATHERINE P. LEGO Catherine P. Lego	Director	February 27, 2014