Form 10-Q
period 2014-03-30
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2014-05-09
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 30, 2014:

Title of Each Class	Number of Shares
Common Stock	124,929,401

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	March 30,	December 29,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$315.8	$417.8
Short-term marketable securities	0.2	0.1
Accounts receivable, net of allowances of $24.3 and $25.3 at March 30, 2014 and December 29, 2013, respectively	158.7	127.4
Inventories	221.9	228.1
Deferred income taxes, net of allowances	16.9	18.6
Other current assets	30.2	32.6

Total current assets	743.7	824.6
Property, plant and equipment, net	693.2	707.9
Deferred income taxes, net of allowances	33.6	30.9
Intangible assets, net	45.1	31.7
Goodwill	210.2	169.3
Long-term securities	2.1	2.2
Other assets	32.0	29.4

Total assets	$1,759.9	$1,796.0

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	106.1	95.8
Accrued expenses and other current liabilities	73.0	88.0

Total current liabilities	179.1	183.8
Long-term debt, less current portion	200.1	200.1
Deferred income taxes	31.7	27.7
Other liabilities	24.9	20.3

Total liabilities	435.8	431.9
Commitments and contingencies
Temporary equity – deferred stock units	3.9	3.6
Stockholders’ equity:
Common stock	1.5	1.4
Additional paid-in capital	1,519.4	1,517.8
Accumulated deficit	(21.7)	(12.4)
Accumulated other comprehensive income	1.0	3.1
Less treasury stock (at cost)	(180.0)	(149.4)

Total stockholders’ equity	1,320.2	1,360.5

Total liabilities, temporary equity and stockholders’ equity	$1,759.9	$1,796.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2014	2013

Total revenue	$344.1	$343.2
Cost of sales	239.9	250.8

Gross margin	104.2	92.4

Gross margin %	30.3%	26.9%

Operating expenses:
Research and development	41.1	42.6
Selling, general and administrative	55.5	51.6
Amortization of acquisition-related intangibles	4.2	3.8
Restructuring, impairments, and other costs	6.1	1.2
Charge for (release of) litigation	4.4	(12.6)

Total operating expenses	111.3	86.6

Operating income (loss)	(7.1)	5.8

Other expense, net	1.1	4.6

Income (loss) before income taxes	(8.2)	1.2

Provision for income taxes	1.1	1.7

Net income (loss)	$(9.3)	$(0.5)

Net income (loss) per common share:
Basic	$(0.07)	$(0.00)

Diluted	$(0.07)	$(0.00)

Weighted average common shares:
Basic	125.4	127.2

Diluted	125.4	127.2

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2014	2013
Net loss	$(9.3)	$(0.5)
Other comprehensive loss, net of tax:
Net change associated with hedging transactions	(0.5)	(3.3)
Net amount reclassified to earnings for hedging (1)	(1.7)	(1.5)
Net change associated with fair value of securities	0.1	—

Comprehensive loss	$(11.4)	$(5.3)

		Three Months Ended
		March 30,	March 31,
		2014	2013
(1)	Net amount reclassified for cash flow hedges included in net revenue	0.5	$—
	Net amount reclassified for cash flow hedges included in cost of goods sold	(1.6)	(1.2)
	Net amount reclassified for cash flow hedges included in SG&A	(0.6)	(0.3)

	Total net amount reclassified to earnings for hedging	$(1.7)	$(1.5)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(9.3)	$(0.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36.0	36.4
Non-cash stock-based compensation expense	7.8	6.3
Non-cash restructuring and impairment expense	0.6	—
Non-cash financing expense	0.3	0.3
Non-cash impairment of equity investment	—	3.0
Loss on disposal of property, plant, and equipment	0.1	—
Deferred income taxes, net	3.1	0.8
Charge for (release of) litigation	4.4	(12.6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(30.1)	(28.2)
Inventories	7.3	10.4
Other current assets	5.6	—
Current liabilities	(13.6)	(13.1)
Other assets and liabilities, net	(3.6)	(6.8)

Net cash provided by (used in) operating activities	8.6	(4.0)

Cash flows from investing activities:
Maturity of marketable securities	—	0.1
Capital expenditures	(13.7)	(19.9)
Purchase of molds and tooling	(0.5)	(0.4)
Acquisitions, net of cash acquired	(59.8)	—

Net cash used in investing activities	(74.0)	(20.2)

Cash flows from financing activities:
Proceeds from issuance of common stock and from exercise of stock options, net	0.2	0.4
Purchase of treasury stock	(30.6)	(3.7)
Shares withheld for employees taxes	(6.2)	(7.4)

Net cash used in financing activities	(36.6)	(10.7)

Net change in cash and cash equivalents	(102.0)	(34.9)
Cash and cash equivalents at beginning of period	417.8	405.9

Cash and cash equivalents at end of period	$315.8	$371.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 29, 2013. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 29, 2013. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year. The company’s fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week is included in the first quarter of the year. The three months ended March 30, 2014 and March 31, 2013 both consisted of 13 weeks.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, investments, intangible assets, and other long-lived assets, legal contingencies, and assumptions used in the calculation of income taxes and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity and foreign currency markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the financial statements in future periods.

Note 2 – Financial Statement Details

	March 30, 2014	December 29, 2013
	(In millions)
Inventories, net
Raw materials	$35.6	$39.0
Work in process	131.2	122.6
Finished goods	55.1	66.5

	$221.9	$228.1

	March 30, 2014	December 29, 2013
	(In millions)
Property, plant and equipment
Land and improvements	$24.7	$24.8
Buildings and improvements	399.6	399.1
Machinery and equipment	1,894.6	1,881.4
Construction in progress	57.0	63.8

Total property, plant and equipment	2,375.9	2,369.1
Less accumulated depreciation	1,682.7	1,661.2

	$693.2	$707.9

	March 30, 2014	December 29, 2013
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$43.0	$55.4
Accrued interest	0.3	0.3
Taxes payable	6.8	9.9
Restructuring	3.3	4.2
Other	19.6	18.2

	$73.0	$88.0

Other expense, net	Three Months Ended
	March 30, 2014	March 31, 2013
	(In millions)

Interest expense	$1.3	$1.7
Interest income	(0.2)	(0.2)
Other (income) expense, net	—	3.1

Other expense, net	$1.1	$4.6

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

	Three Months Ended
	March 30,	March 31,
	2014	2013
	(In millions, except per share data)
Basic:
Net income (loss)	$(9.3)	$(0.5)

Weighted average shares outstanding	125.4	127.2

Net income (loss) per share	$(0.07)	$(0.00)

Diluted:
Net income (loss)	$(9.3)	$(0.5)

Basic weighted average shares outstanding	125.4	127.2
Assumed exercise of common stock equivalents	$—	$—

Diluted weighted average common and common equivalent shares	125.4	127.2

Net income (loss) per share	$(0.07)	$(0.00)

Anti-dilutive common stock equivalents, non-vested stock, DSUs, RSUs, and PUs	3.1	4.1

Note 4 – Supplemental Cash Flow Information

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In millions)
Cash paid for:
Income taxes, net	$3.0	$4.6

Interest	$1.0	$1.6

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

The assets and liabilities measured at fair value on a recurring basis include securities and derivatives. Financial instruments classified as Level 1 are securities traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency-backed securities that are traded by dealers or brokers in active over-the-counter markets. Derivatives are classified as Level 2 financial instruments. There are no level 3 instruments in 2014.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 30, 2014.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Foreign Currency Derivatives
Assets	$2.7	—	$2.7	—
Liabilities	(0.6)	—	(0.6)	—

	$2.1	$—	$2.1	$—

Securities
Marketable securities	$2.3	$2.3	—	—

	$2.3	$2.3	$—	$—

Long-term debt is carried at amortized cost. However, the company is required to estimate the fair value of long-term debt. In order to calculate the fair market value of the loan, we have discounted the future payment stream at the current market rate. See Note 12 for more information on the credit facility.

	March 30, 2014		March 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Revolving Credit Facility	$200.0	$200.0	$250.0	$252.4

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness did not have a material impact on earnings for the three months ended March 30, 2014. No cash flow hedges were derecognized or discontinued during the three months ended March 30, 2014.

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

The tables below show the notional principal and the location and amounts of the derivative fair values in the consolidated balance sheet as of March 30, 2014 and December 29, 2013 as well as the location of derivative gains and losses in the statement of operations for the three months ended March 30, 2014 and March 31, 2013. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the end of the period and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of March 30, 2014 and December 29, 2013. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments.

	As of March 30, 2014				As of December 29, 2013
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges

Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$48.9	$0.1	$0.2	Current assets	$6.3	$0.3	$0.3
Derivatives for forecasted revenues	Current liabilities	—	—	—	Current liabilities	44.5	(1.1)	(1.1)
Derivatives for forecasted expenses	Current assets	74.1	2.5	2.5	Current assets	136.1	5.9	5.9
Derivatives for forecasted expenses	Current liabilities	76.7	(0.5)	(0.6)	Current liabilities	44.2	(0.8)	(0.8)

Total foreign exchange contract derivatives		$199.7	$2.1	$2.1		$231.1	$4.3	$4.3

	For the Three Months Ended March 30, 2014			For the Three Months Ended March 31, 2013
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI

Foreign Currency contracts	Revenue	0.1	0.1	Revenue	$—	$—
Foreign Currency contracts	Expenses	2.0	2.0	Expenses	1.5	1.5

		$2.1	$2.1		$1.5	$1.5

The company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The gross amounts of the above assets and liabilities are as follows:

As of March 30, 2014		As of December 29, 2013

Gross Assets	$2.7	Gross Assets	$6.3
Gross Liabilities	(0.6)	Gross Liabilities	(0.1)

Current Assets	$2.1	Current Assets	$6.2

Gross Assets	—	Gross Assets	$—
Gross Liabilities	—	Gross Liabilities	(1.9)

Current Liabilities	$—	Current Liabilities	$(1.9)

Gain (Loss) Recognized in OCI for Derivative Instruments (1)
Three Months Ended March 30, 2014
Foreign exchange contracts	$2.1

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments.

	As of March 30, 2014			As of December 29, 2013
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)			(In millions)

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Current assets	$10.0	$—	Current assets	$2.3	$—
Foreign Exchange Contracts	Current liabilities	9.2	0.1	Current liabilities	11.0	—

Total derivatives, net		$19.2	$0.1		$13.3	$—

	For the Three Months Ended March 30, 2014		For the Three Months Ended March 31, 2013
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$—	Revenue	$0.1
Foreign Exchange Contracts	Expenses	—	Expenses	(0.2)

Net gain (loss) recognized in income		$—		$(0.1)

Note 7 – Securities

The company invests excess cash in marketable securities consisting primarily of money markets, commercial paper, corporate notes and bonds, and U.S. government securities.

All of the company’s securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of AOCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. The noncredit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no sales of securities in the first three months of 2014.

Securities are summarized as of March 30, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	0.1	—	—	0.1

Total marketable securities	$0.2	$—	$—	$0.2

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.8	$0.2	$—	$2.0
Corporate debt securities	0.1	—	—	$0.1

Total securities	$1.9	$0.2	$—	$2.1

Securities are summarized as of December 29, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	—	—	—	—

Total marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.0	$0.1	$—	$2.1
Corporate debt securities	0.1	—	—	$0.1

Total securities	$2.1	$0.1	$—	$2.2

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of March 30, 2014.

	Amortized Cost	Market Value
	(In millions)

Due in one year or less	$0.2	$0.2
Due after one year through three years	0.2	0.2
Due after three years through ten years	1.2	1.4
Due after ten years	$0.5	$0.5

	$2.1	$2.3

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

The following table presents selected operating segment financial information for the three months ended March 30, 2014 and March 31, 2013.

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In millions)
Revenue and Operating Income:
MCCC
Total revenue	$130.1	$135.2
Operating income	23.1	18.0

PCIA
Total revenue	182.0	174.6
Operating income	28.2	21.0

SDT
Total revenue	32.0	33.4
Operating income	4.3	3.2

Corporate
Restructuring, impairments, and other costs	(6.1)	(1.2)
Stock-based compensation expense	(7.8)	(6.3)
Selling, general and administrative expense	(44.4)	(38.8)
Charge for (release of) litigation	(4.4)	12.6
Other (1)	—	(2.7)

Total Consolidated
Total revenue	$344.1	$343.2
Operating income (loss)	$(7.1)	$5.8
Other expense, net	1.1	4.6

Income (loss) before income taxes	$(8.2)	$1.2

(1)	Other consists primarily of accelerated depreciation on certain assets in our Salt Lake manufacturing facility. The company completed the closure of the 8 inch line at this facility as of Q4’13. The equipment is in the process of being transferred to other Fairchild locations. The depreciation that relates to the initial installation cost of this equipment has been accelerated as these costs are specific to its installation in Salt Lake. The depreciation was accelerated over an 11 month time period.

Both the first three months of 2014 and 2013 consist of 13 weeks.

MCCC revenue for the three months ended March 31, 2014 includes $2.7 million of Xsens revenue for the period from January 21, 2014 through March 30, 2014.

PCIA revenue for the three months ended March 31, 2013 includes $1.2 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from the Thailand floods in the fourth quarter of 2011.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of March 30, 2014		As of December 29, 2013
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2 -15 years	$262.3	$(242.9)	$250.8	$(240.0)
Customer base	8 -10 years	86.6	(74.6)	81.6	(73.6)
Core technology	10 years	15.7	(5.4)	15.7	(5.1)
In Process R&D	10 years	3.4	(0.6)	2.8	(0.5)
Trademarks and tradenames	1 year	0.6	(0.0)	—	—

Subtotal		368.6	(323.5)	350.9	(319.2)

Goodwill		210.2	—	169.3	—

Total		$578.8	$(323.5)	$520.2	$(319.2)

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 29, 2013
Goodwill	$162.0	$156.1	$54.5	$372.6
Accumulated Impairment Losses	$—	(148.8)	(54.5)	(203.3)

	$162.0	$7.3	$—	$169.3

Xsens Acquisition	$40.9	$—	$—	40.9

Balance as of March 30, 2014
Goodwill	$202.9	$156.1	$54.5	$413.5
Accumulated Impairment Losses	—	(148.8)	(54.5)	(203.3)

	$202.9	$7.3	$—	$210.2

The following table presents the estimated amortization expense for intangible assets for the remainder of 2014 and for each of the five succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remaining 2014	6.5
Fiscal 2015	8.9
Fiscal 2016	8.0
Fiscal 2017	5.2
Fiscal 2018	4.1

Note 10 – Restructuring, Impairments and Other Costs

During the three months ended March 30, 2014, the company recorded restructuring, impairment and other costs, net of releases, of $6.1 million. The detail of these charges is presented in the summary tables below.

During the three months ended March 31, 2013, the company recorded restructuring, impairment and other costs, net of releases, of $1.2 million. The first quarter charges include $0.6 million of employee separation costs and $0.5 million of line closure costs associated with the 2013 Infrastructure Realignment Program as well as $0.1 million in employee separation costs associated with the 2012 Infrastructure Realignment Program.

The 2014 Infrastructure Realignment Program consists of product line and sales organizational changes, costs associated with streamlining operations creating greater manufacturing flexibility and having a more balanced internal versus external production mix, and other related costs mainly associated with qualification costs.

The 2013 Infrastructure Realignment Program includes costs to close the 8-inch line at our Salt Lake wafer fab facility and the transfer of manufacturing to our 8-inch lines in Korea and Mountaintop, as well as various other organizational changes. The 2012 Infrastructure Realignment Program includes costs for organizational changes in the company’s sales organization, manufacturing sites and manufacturing support organizations, the human resources function, executive management, and the MCCC and PCIA product lines as well as the termination of an IT systems lease and the final closure of a warehouse in Korea. The 2011 Infrastructure Realignment Program includes costs for organizational changes in the company’s supply chain management group, the website technology group, the quality organization, and other administrative groups. The 2011 program also includes costs to further improve the company’s manufacturing strategy and changes in the PCIA and MCCC groups as well as a primarily voluntary retirement program at our Mountaintop, Pennsylvania location.

The following table presents a summary of the activity in the company’s accrual for restructuring, impairment and other costs of $3.3 million for the quarterly period ended March 30, 2014.

	Accrual Balance at 12/29/2013	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at 3/30/2014

2011 Infrastructure Realignment Program:
Employee separation costs	$0.3	—	—	(0.2)	(0.1)	—	$0.0

2012 Infrastructure Realignment Program:
Employee separation costs	$0.2	—	—	—	(0.2)	—	$(0.0)
Lease termination costs	$0.1	—	—	—	—	—	$0.1

2013 Infrastructure Realignment Program:
Employee separation costs	$3.2	0.4	—	(0.1)	(2.4)	—	$1.1
Asset impairment costs	$—	0.5	—	—	—	(0.5)	$—
Line closure costs, other	$—	0.9	—	—	(0.9)	—	$—
Lease termination costs	$0.4	—	—	(0.2)	(0.1)	—	$0.1

2014 Infrastructure Realignment Program:
Employee separation costs	$—	2.8	—	—	(0.8)	—	$2.0
Asset impairment costs	$—	0.1	—	—	—	(0.1)	$—
Qualification costs	$—	—	1.9	—	(1.9)	—	$—

	$4.2	4.7	1.9	(0.5)	(6.4)	(0.6)	$3.3

Note 11 – Contingencies

Litigation. From time to time, the company is involved in legal proceedings in the ordinary course of business. The company analyzes potential outcomes from current and potential litigation as loss contingencies in accordance with the Contingency Topic of the FASB ASC. Since most potential claims against the company may involve the enforcement of complex intellectual property rights or complicated damages calculations, the company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, related to each pending matter may be.

In accordance with applicable accounting guidance, the company establishes an accrued liability for litigation when the matter presents a loss contingency that is both probable and estimable. As the litigation matter develops, the company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Even when the company establishes an accrued liability, there may be exposures to loss in excess of any amounts accrued. The amount reserved is based upon assessments of the potential liabilities using analysis of claims and historical experience in defending and resolving such claims.

When a loss contingency is not both probably and estimable, the company does not establish an accrued liability. If, at the time of the evaluation, the loss contingency related to a litigation matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. For a limited number of matters disclosed in this note for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the company is able to estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, the company reviews and evaluates its material litigation on an ongoing basis in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. If the company possesses sufficient information to develop an estimate of loss or range of possible loss, that estimate is disclosed either individually or in the aggregate. Finally, for loss contingencies for which the company believes the possibility of loss is remote, the company does not record a reserve or assess the range of possible losses.

Based on current knowledge, management does not believe that loss contingencies arising from pending matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the company’s control, an adverse outcome in one or more of these matters could be material to the company’s results of operations or cash flows for any particular reporting period.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and have been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found the company’s infringement to have been willful, and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. The company appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2013, the court of appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find the company liable for induced infringement. The court also vacated the earlier ruling of willful patent infringement by the company. The full court of appeals and the Supreme Court of the United States have since denied Power Integrations’ request to review the appeals court ruling. Although the appeals court instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, the company believe that damages on the basis of that level of infringing activity would not be material. Accordingly, the company released $12.6 million from its reserves relating to this case during the first quarter of 2013.

POWI 2: On May 23, 2008, Power Integrations filed another lawsuit against the company, Fairchild Semiconductor Corporation and its wholly owned subsidiary System General Corporation in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents asserted in that lawsuit, two were asserted against the company and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, Power Integrations added a fourth patent to this case.

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

Both lawsuits were consolidated and heard together in a jury trial in April of 2012. On April 27, 2012, the jury found that Power Integrations infringed one of the two U.S. patents owned by System General and upheld the validity of both System General patents. In the same verdict, the jury found that the company infringed two of four U.S. patents asserted by Power Integrations and that the company had induced its customers to infringe the asserted patents. The jury also upheld the validity of the asserted Power Integrations patents. The verdict concluded the first phase of trial in the litigation. Willfulness and damages in the case will be determined in a second phase, which has yet to be scheduled and may occur after appeals of the first phase.

POWI 3: On November 4, 2009, Power Integrations filed a complaint for patent infringement against the company and two of its subsidiaries in the U.S. District Court for the Northern District of California alleging that several of its products infringe three of Power Integrations’ patents. Fairchild filed counterclaims asserting that Power Integrations infringed two Fairchild patents. A trial was held from February 10-27, 2014 on two Power Integrations’ patents and one Fairchild patent. On March 4, 2014, the jury returned a verdict finding that Fairchild willfully infringed both Power Integrations patents, awarding Power Integrations $105 million in damages, and finding that Power Integrations did not infringe the Fairchild patent. As a result of the willfulness finding, it is possible the court may increase the jury’s damages award by up to three times the amount of the jury award.

The company will challenge several aspects of the verdict during post-trial review and if necessary on appeal. The company believes the infringement findings were in error and failed to account for differences in the accused products. The company will also challenge the damages award, including with respect to the sufficiency of the damages evidence and Power Integrations’ unique damages theory. The company believes the damages award includes legal and evidentiary defects, some of which are similar to those that were the basis for a 2013 ruling by the U.S. Court of Appeals for the Federal Circuit, described above, in which the court of appeals vacated almost the entire amount of the damages award in the POWI 1 litigation. Although the company intends to vigorously contest the recent verdict, the facts and the evidence in this case are different from past cases and, as in all litigation, results are inherently uncertain. No assurance can be given that the company will achieve the same or a similar result following post-trial review and any appeal of this verdict as the company did following post-trial review and appeal of the POWI 1 verdict. The company currently believes the range of probable losses is approximately $4.4 million to $21.8 million. The company believes no estimate within this range is a better estimate than any other and has accrued a loss of $4.4 million which represents the low end of the range as of March 30, 2014.

POWI 4: On February 10, 2010, Fairchild and System General filed a lawsuit in Suzhou, China against four Power Integrations entities and seven vendors. The lawsuit claims that Power Integrations violates certain Fairchild/System General patents. Fairchild is seeking an injunction against the Power Integrations products and over $17.0 million in damages. Hearings comparable to a trial in U.S. litigation were held in January, May and July 2012. In December of 2012, the Suzhou court ruled in favor of Power Integrations and denied the company’s claims. The company is appealing the trial court’s judgment to the appeals court in Nanjing, China.

POWI 5: On May 1, 2012, the company sued Power Integrations in U.S. District Court for the District of Delaware. The lawsuit accuses Power Integration’s LinkSwitch-PH LED power conversion products of violating three of the company’s patents. Power Integrations has filed counterclaims of patent infringement against the company asserting five Power Integrations patents. Trial is expected in 2014.

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. For example, in December 2013, a customer of one of the company’s distributors filed suit against the company claiming damages of $30 million arising out of the purchase of $20,000 of the company’s products. The company is contesting that claim vigorously.

For matters where an estimate of the range of possible loss is possible, excluding POWI 3 as discussed separately above, management currently estimates the aggregate range of possible loss, in excess of amounts accrued for outstanding matters is $0 to $11 million. The estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the company’s maximum loss exposure.

Note 12 – Long-Term Debt

Long-term debt consists of the following at:

	March 30, 2014	December 29, 2013
	(In millions)
Revolving Credit Facility borrowings	$200.0	$200.0
Other debt	0.1	0.1

Total debt	$200.1	$200.1
Current portion of long-term debt	—	—

Long-term debt, less current portion	$200.1	$200.1

On July 31, 2013, the company entered into an amendment to our senior credit agreement dated May 20, 2011 between Fairchild Semiconductor Corporation, as Borrower, the Lenders and JPMorgan Chase Bank N.A., as Administrative Agent to the Lenders. Under the terms of the amendment, the Lenders agreed (i) to increase the cumulative amount of incremental commitments available under the agreement from $150,000,000 to $300,000,000, (ii) to permit the incurrence of incremental term loans and (iii) to increase the incurrence-based unsecured indebtedness Leverage Ratio to 3.00 to 1.00 for eighteen months following the effective date of the amendment. In addition, the Lenders agreed to various other technical amendments to the credit agreement providing for, among other things, the reciprocal transfer of certain assets, including equipment and intellectual property, between domestic and foreign subsidiaries.

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

The total cost basis for strategic investments, which are included in other assets on the balance sheet, was $0.7 million and $0.7 million, net of impairments, as of March 30, 2014 and March 31, 2013, respectively.

Note 14 – Acquisition

On January 21, 2014, the company completed the acquisition of Xsens Holdings B.V., a privately held, high-performance sensor company in a share purchase transaction for approximately $61.0 million in cash. Xsens is a leading innovator in 3D motion tracking technology and products. Its sensor fusion technologies enable a seamless interaction between the physical and the digital world in consumer devices and professional applications such as 3D character animation, motion analysis, and industrial control & stabilization. The purpose of the acquisition was to grow revenue as their technology is very complimentary to the company’s own sensor solutions.

The acquisition was accounted for as a business combination and has been included in the company’s results of operations from January 21, 2014, the date the acquisition was closed. Xsens contributed revenue of $2.7 million and net income of $0.2 million to the company’s results for the period from the acquisition through March 30, 2014.

The total estimated consideration as shown in the table below is allocated to Xsens assets and liabilities based on their preliminary fair value as of the date of the completion of the transaction, January 21, 2014. The fair values are subject to adjustment upon finalization of the valuation, and therefore the current measurements of intangible assets, acquired goodwill, and assumed assets and liabilities are subject to change.

Estimated Fair Value March 30, 2014
(In millions)

Fair value of consideration transferred:
Cash consideration to Xsens shareholders	$61.0

Preliminary allocation of consideration:
Cash and cash equivalents	$1.2
Inventories	0.7
Other current assets	4.3
Property, plant and equipment, net	0.3
Other assets	3.6
Intangible assets, net	17.6
Goodwill	40.9
Current liabilities	(4.2)
Deferred income taxes and other liabilities	(3.4)

Total consideration transferred	$61.0

The total cash flow impact of $59.8 million results from the $61.0 million cash payment offset by $1.2 million cash balance of Xsens at closing.

Identifiable intangible assets acquired and their estimated useful lives are as follows:

	March 30, 2014
	Asset amount (In millions)	Weighted Average useful life (in years)

Developed technology	$11.4	3
Customer base	5.0	4
Trademarks and trade names	0.6	5

Intangible assets subject to amortization	$17.0

In process R&D	0.6

Total intangible assets	$17.6

The developed technology intangible assets are being amortized on a technology-by-technology basis with the amortization recorded for each technology commensurate with the expected cash flows used in the initial determination of fair value. In-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off. Customer base assets consist of Xsens customer relations and customer loyalty related to its end-customer relationships. Customer base is being amortized in a manner consistent with the cash flows used in determining fair value. Trade names includes Xsens corporate name. Trade names are considered to be finite-lived assets and are being amortized using the straight-line method, which management believes is materially consistent with the pattern of benefit to be realized by the asset.

Amortization expense associated with acquired intangible assets was approximately $0.7 million for the period ended March 30, 2014.

The remaining consideration, after adjusting for identifiable intangible assets and the net assets and liabilities recorded at fair value, was $40.9 million and was recorded as goodwill. This goodwill is attributed to Xsens’s product portfolio and workforce expertise. None of the goodwill related to the Xsens acquisition is deductible for tax purposes.

Note 15 – Subsequent Events

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

Overview

Receipt of new orders has been robust all year as Fairchild’s focus on improving energy efficiency in a wide range of industrial, appliance, automotive and mobile applications accelerates our growth. The strength in orders is broader based than a year ago, especially in the mobile end market. We booked orders of $375 million in the first quarter of 2014 and our current backlog is up 20% from a quarter ago. Higher backlog coupled with our lean inventory position enables us to guide for strong sales growth in the second quarter.

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

We continually invest in our business to upgrade technologies, acquire new capabilities, and to fund R&D. We expect the transition to 8 inch wafer manufacturing for a greater percentage of our production will enable lower costs and improved margins for years to come. In addition, we will increase our focus on streamlining operations, creating greater manufacturing flexibility and having a more balanced internal versus external production mix. We expect this process to enable significant improvements in manufacturing and financial performance beginning in mid-2015.

We strive to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventory in response to higher demand before adding more inventory to our distribution channels. At the end of the first quarter, our channel inventory was less than 10 weeks after adjusting for end of life inventory, which is below our target range of 10 to 11 weeks. Internal inventory at the end of the first quarter was $221.9 million, a 3 percent reduction from the prior quarter and the lowest level in more than three years. We believe Fairchild is in a strong position to take advantage of anticipated improvements in demand in 2014.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended
	March 30, 2014		March 31, 2013
	(Dollars in millions)

Total revenue	$344.1	100.0%	$343.2	100.0%
Gross margin	104.2	30.3%	92.4	26.9%

Operating expenses:
Research and development	41.1	11.9%	42.6	12.4%
Selling, general and administrative	55.5	16.1%	51.6	15.0%
Amortization of acquisition-related intangibles	4.2	1.2%	3.8	1.1%
Restructuring, impairments, and other costs	6.1	1.8%	1.2	0.3%
Charge for (release of) litigation	4.4	1.3%	(12.6)	-3.7%

Total operating expenses	111.3	32.3%	86.6	25.2%

Operating income (loss)	(7.1)	-2.1%	5.8	1.7%

Other expense, net	1.1	0.3%	4.6	1.3%

Income before income taxes	(8.2)	-2.4%	1.2	0.3%

Provision (benefit) for income taxes	1.1	0.3%	1.7	0.5%

Net income (loss)	$(9.3)	-2.7%	$(0.5)	-0.1%

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

	Three Months Ended
	March 30, 2014		March 31, 2013
	(Dollars in millions)
Non GAAP measures
Adjusted net income (loss)	$4.9		$(2.0)
Adjusted gross margin	104.2	30.3%	95.3	27.8%
Free cash flow	(5.1)		(23.9)

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss)
Net income (loss)	$(9.3)		$(0.5)
Adjustments to reconcile net income (loss) to adjusted net income (loss):
Restructuring, impairments, and other costs	6.1		1.2
Accelerated depreciation on assets related to fab closure	—		2.9
Write-off of equity investments	—		3.0
Charge for (release of) litigation	4.4		(12.6)
Amortization of acquisition-related intangibles	4.2		3.8
Associated net tax effects of the above and other acquisition-related intangibles	(0.5)		0.2

Adjusted net income (loss)	$4.9		$(2.0)

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$104.2		$92.4
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	—		2.9

Adjusted gross margin	$104.2		$95.3

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by (used in) operating activities	$8.6		$(4.0)
Capital expenditures	(13.7)		(19.9)

Free cash flow	$(5.1)		$(23.9)

Total Revenues

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$344.1	$343.2	$0.9	0.3%

First quarter 2014 revenue was slightly higher than the year ago quarter as stronger sales into industrial and automotive end markets more than offset lower demand from the mobile sector.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three months ended March 30, 2014 and March 31, 2013. The increase in Europe’s revenue for the three months ended March 30, 2014 as compared to the same period in 2013 is due to strong bookings particularly from automotive customers. The increase in China’s revenue is primarily driven by mobile customers. The decrease in Taiwan revenue is mainly due to reduced sales in computing. The decrease in Korea and Other Asia/Pacific revenue is due to the slowing down of the Samsung mobile business.

	Three Months Ended
	March 30, 2014	March 31, 2013

U.S.	10%	9%
Other Americas	1	2
Europe	16	14
China	36	32
Taiwan	11	13
Korea	6	8
Other Asia/Pacific	20	22

Total	100%	100%

Gross Margin

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Gross Margin $	$104.2	$92.4	$11.8	12.8%
Gross Margin %	30.3%	26.9%		3.4%

The increase in gross margin for the first quarter of 2014 as compared to the same period in 2013 was driven by higher factory utilization and the absence of factory start up costs and accelerated depreciation.

Adjusted Gross Margin

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted Gross Margin $	$104.2	$95.3	$8.9	9.3%
Adjusted Gross Margin %	30.3%	27.8%		2.5%

There were no items adjusted out of gross margin in the first quarter of 2014. Adjusted gross margin for the first quarter of 2013 did not include $2.9 million of accelerated depreciation related to the planned closure of the 8-inch line at our Salt Lake facility. See additional explanation above.

Operating Expenses

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Research and development	$41.1	$42.6	$(1.5)	-3.5%
Selling, general and administrative	$55.5	$51.6	$3.9	7.6%

Research and development (R&D) expenses for the first quarter of 2014 were lower as compared to the same period in 2013 due to cost reduction programs initiated in the second half of 2013. Selling, general and administrative expenses (SG&A) for the first quarter of 2014 were higher as compared to the same period in 2013 primarily due to increased legal spending related to recent and upcoming trials and the impact from the recent sensor business acquisition.

Restructuring, Impairment and Other Costs. During the three months ended March 30, 2014, we recorded restructuring, impairment charges, and other costs, net of releases, of $6.1 million. The first quarter charges include $2.8 million of employee separation costs, $0.1 million of asset impairments costs, and $1.9 million of qualification costs associated with the 2014 Infrastructure Realignment Program as well as $0.4 million of employee separation costs, $0.5 million of asset impairment costs, and $0.9 million of line closure and other costs associated with the 2013 Infrastructure Realignment Program. These costs were is partly offset by reserve releases of $0.2 million of employee separation costs associated with the 2011 Infrastructure Realignment Program, as well as $0.1 million of employee separation costs and $0.2 million of lease termination costs which are both associated with the 2013 Infrastructure Realignment Program.

During the three months ended March 31, 2013, we recorded restructuring, impairment and other costs, net of releases, of $1.2 million. The charges include $0.6 million of employee separation costs and $0.5 million of line closure costs associated with the 2013 Infrastructure Realignment Program as well as $0.1 million in employee separation costs associated with the 2012 Infrastructure Realignment Program.

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

Other Expense, net.

The following table presents a summary of other expense, net for the three months ended March 30, 2014 and March 31, 2013.

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In millions)
Other expense, net
Interest expense	$1.3	$1.7
Interest income	(0.2)	(0.2)
Other (income) expense, net	—	3.1

Other expense, net	$1.1	$4.6

Interest expense. Interest expense in the first quarter of 2014 decreased when compared to the same period in 2013, primarily due to lower debt balances.

Interest income. Interest income in the first quarter of 2014 is flat when compared to the same period in 2013.

Other (income) expense, net. Other expense in the first quarter of 2013 includes the write-off of a $3.0 million strategic investment.

Income Taxes. Income tax provision in the first quarter of 2014 was $1.1 million on loss before taxes of ($8.2) million as compared to income tax provision of $1.7 million on income before taxes of $1.2 million for the same time period of 2013. The effective tax rate for the first quarter was (13.3%) compared to 147.7% for the comparable period of 2013. The change in effective tax rate was primarily driven by shifts of income and loss among legal jurisdictions with differing tax rates. In the first three months of 2014, the valuation allowance on the company’s deferred tax assets decreased by $2.4 million as deferred tax assets decreased primarily due to U.S. profits before tax. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the FASB Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of March 30, 2014, we have recorded a deferred tax liability of $2.5 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change Inc (Dec)	% Change Inc (Dec)

Free Cash Flow	$(5.1)	$(23.9)	$18.8	78.7%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow increased in the first quarter of 2014 as compared to the same period in 2013 primarily due to the increase in operating cash flow driven by the litigation charge in the current quarter compared to the release of the litigation accrual during the same period in 2013, the changes in other working capital accounts, as well as lower capital expenditures. See Free Cash Flow reconciliation in results of operations section above.

Reportable Segments.

The following tables present comparative disclosures of revenue, gross margin, and operating income of our reportable segments.

	Three Months Ended
	March 30, 2014					March 31, 2013
	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$130.1	37.8%	$49.2	37.8%	$23.1	$135.2	39.4%	$46.5	34.4%	$18.0
PCIA	182.0	52.9%	50.5	27.7%	28.2	174.6	50.9%	$44.5	25.5%	21.0
SDT	32.0	9.3%	5.5	17.2%	4.3	33.4	9.7%	$5.4	16.2%	3.2
Corporate (1,2)	—	—	(1.0)	—	(62.7)	—	—	(4.0)	—	(36.4)

Total	$344.1	100.0%	$104.2	30.3%	$(7.1)	$343.2	100.0%	$92.4	26.9%	$5.8

	Three Months Ended
(1)	March 30, 2014	March 31, 2013

Non-cash stock based compensation expense	$1.0	$1.1
Accelerated depreciation on assets related to line closure	—	2.9
Other	—	—

Total	$1.0	$4.0

	Three Months Ended
(2)	March 30, 2014	March 31, 2013

Non-cash stock based compensation expense	$7.8	$6.3
Restructuring, impairments, and other costs	6.1	1.2
Accelerated depreciation on assets related to line closure	—	2.9
Charge for (release of) litigation	4.4	(12.6)
Selling, general and administrative expense	44.4	38.8
Other	—	(0.2)

Total	$62.7	$36.4

MCCC

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change Inc (Dec)	% Change Inc (Dec)

Revenue	$130.1	$135.2	$(5.1)	-3.8%
Gross Margin $	$49.2	$46.5	$2.7	5.8%
Gross Margin %	37.8%	34.4%		3.4%
Operating Income	$23.1	$18.0	$5.1	28.3%

MCCC revenue in the first quarter of 2014 was lower than the year ago quarter due primarily to lower mobile demand, especially from one customer that had built ahead of a new model launch in the first quarter of 2013. The first quarter of 2014 included $2.7 million of revenue from the recent sensor business acquisition. Higher gross margin was driven by lower manufacturing costs, improved product yield and the lack of project costs at our Salt Lake and Korean wafer fabrication sites.

MCCC operating income in the first quarter of 2014 increased from the same period of 2013 due primarily to higher gross margin and cost reductions such as yield improvements in Penang and Salt Lake as well as overhead cost management, offset by higher legal spending, the annual merit increase and the addition of the newly acquired sensor business.

PCIA

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$182.0	$174.6	$7.4	4.2%
Gross Margin $	$50.5	$44.5	$6.0	13.5%
Gross Margin %	27.7%	25.5%		2.2%
Operating Income	$28.2	$21.0	$7.2	34.3%

PCIA revenue in the first quarter of 2014 was higher than the year ago quarter due primarily to increased demand for high voltage and automotive products. In particular, sales of our products serving the industrial and appliance end markets such as the highly integrated Smart Power Modules, increased. Moreover, our leading edge IGBT power products also saw robust demand from the industrial and solar inverter markets. Our automotive business posted increased revenue driven by strong sales of the power module solutions and increasing demand for our leading edge drive train solutions. Gross margin was also higher than the year ago quarter due primarily to the completion of qualification and initial production ramp of the new 8 inch line in Korea as well as higher utilization in other factories.

Higher operating income in the first quarter 2014 as compared to the year ago quarter was mainly due to increased gross margin partially offset by higher legal costs and the annual merit increase.

SDT

	Three Months Ended
	March 30, 2014	March 31, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$32.0	$33.4	$(1.4)	-4.2%
Gross Margin $	$5.5	$5.4	$0.1	1.9%
Gross Margin %	17.2%	16.2%		1.0%
Operating Income	$4.3	$3.2	$1.1	34.4%

SDT revenue decreased in the first quarter of 2014 as compared to the same period of 2013 due primarily to lower demand and a decrease in average selling prices. Higher gross margin was due to improved product mix.

The increase in operating income was primarily due to higher gross margin and lower overall G&A and R&D costs.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of March 30, 2014, $142.2 million of our $318.1 million of cash and marketable securities balance was located in the United States. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

Our credit facility consists of a $400.0 million revolving loan agreement of which $200 million was drawn as of March 30, 2014. After adjusting for outstanding letters of credit, we had $199.5 million available under the Credit Facility. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. We had additional outstanding letters of credit of $765 thousand that do not fall under the senior credit facility. We also had $3.5 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

The credit facility includes restrictive covenants that place limitations on our ability to consolidate, merge, or enter into acquisitions, create liens or pay dividends, or make similar restricted payments, sell assets, limit judgments, invest in capital expenditures, and incur indebtedness. It also places limitations on our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the credit facility also require our financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 3.25 to 1.0. It defines the interest coverage ratio as the ratio of the cumulative four quarter trailing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated cash interest expense and defines the maximum leverage ratio as the ratio of total consolidated debt to the cumulative four quarter trailing consolidated EBITDA. Consolidated EBITDA, as defined by the credit agreement excludes restructuring, non-cash equity compensation and other certain adjustments.

On July 31, 2013, we amended our credit facility to increase the cumulative amount of incremental commitments permitted to $300 million and to permit the incurrence of incremental term loans. We also amended the facility to increase the amount of incurrence-based unsecured Indebtedness permitted under the agreement and to increase the Leverage Ratio for such Indebtedness to 3.00 to 1.00 for eighteen months following the effective date of the Amendment. At March 30, 2014, we were in compliance with all our covenants and we expect to remain in compliance with them. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, legal contingencies, expenses and cash flows for the remainder of the year may be inaccurate.

While our credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first three months of 2014, our capital expenditures totaled $13.7 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity securities would cause dilution to our existing stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first three months of 2014, our cash provided by operating activities was $8.6 million compared to cash provided by operating activities of negative $4.0 million in the same period of 2013. The following table presents a summary of net cash provided by operating activities during the first three months of 2014 and 2013.

	Three Months Ended
	March 30, 2014	March 31, 2013
	(In millions)

Net income (loss)	$(9.3)	$(0.5)
Depreciation and amortization	36.0	36.4
Non-cash stock-based compensation	7.8	6.3
Non-cash restructuring and impairments	0.6	—
Deferred income taxes, net	3.1	0.8
Charge for (release of) litigation	4.4	(12.6)
Other, net	0.4	3.3
Change in other working capital accounts	(34.4)	(37.7)

Net cash provided by (used in) operating activities	$8.6	$(4.0)

The increase in cash provided by or used in operating activities during the first three months of 2014 as compared to the same period of 2013 was primarily driven by the impact of the litigation charge in the current quarter compared to the release of the litigation accrual during the same period in 2013, as well as changes in the other working capital accounts, partly offset by higher net loss.

Cash used in investing activities during the first three months of 2014 totaled $74.0 million compared to $20.2 million for the same period of 2013. This increase was driven by the acquisition of a private sensor company during the quarter, partly offset by lower capital expenditures.

Cash used in financing activities totaled $36.6 million in the first three months of 2014 compared to $10.7 million in the same period of 2013. The increase was mainly due to the stock repurchase.

As of March 30, 2014, we had $3.3 million of unrecognized tax benefits, compared to approximately $3.3 million at December 29, 2013. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

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

Recently Issued Financial Accounting Standards

In February 2013, the FASB issued Accounting Standards Update No. 2013-04 (ASU 2013-04), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within is fixed at the reporting date. Examples include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 had no material effect on our consolidated financial statements.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05 (ASU 2013-05), Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective of the amendments in this update is to resolve the diversity in practice concerning the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This statement is effective for fiscal years beginning after December 15, 2014. The adoption of ASU 2010-28 had no material effect on our consolidated financial position and results of operations and statements of cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in Fairchild Semiconductor International’s annual report on Form 10-K for the year ended December 29, 2013 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K. There were no material changes in the information we provided in our Form 10-K during the period covered by this Quarterly Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of March 30, 2014, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first three months of 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Litigation in Note 11 – Contingencies to the Financial Statements, which is incorporated by reference in this Item 1.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and financial condition.

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

We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of such research. We have non-exclusive licenses to some of our technology from National Semiconductor (now owned by Texas Instruments), Infineon, Samsung Electronics and other companies. These companies may license such technologies to others, including our competitors or may compete with us directly. In addition, National Semiconductor and Infineon have limited royalty-free, worldwide license rights to some of our technologies. If necessary or desirable, we may seek licenses under patents or intellectual property rights claimed by others. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for technologies we use could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technologies.

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

Pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the SEC has promulgated new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. While the United States Court of Appeals for the DC Circuit recently determined that certain provisions of the law violate the First Amendment, the new disclosure rules are still scheduled to take effect in May of 2014. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.

A significant portion of our sales are made to distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.

Distributors accounted for 61% of our net sales for the three months ended March 30, 2014. We anticipate that this percentage may decrease as we begin to sell more products directly to our customers. Our top five distributors worldwide accounted for 21% of our net sales for the three months ended March 30, 2014. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Additionally, because distributors may offer competing products, certain distributors may be less inclined to sell our products as our direct sales increase. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Our international operations subject our company to risks not faced by domestic competitors

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 73% of our revenues in the three months ended March 30, 2014 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 6% of our revenue for the three months ended March 30, 2014.

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

We expect a significant portion of our production from our Suzhou, China facility will be exported out of China, however, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. For the first quarter of 2014, approximately 22% of the company’s total production is from the Suzhou facility. Our ability to operate in China may be adversely affected by changes in that country’s laws and regulations, including those relating to taxation, foreign exchange restrictions, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the U.S. could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

Although most of our known environmental liabilities are covered by indemnification agreements with Raytheon Company, National Semiconductor Corporation (now owned by Texas Instruments), Samsung Electronics and Intersil Corporation, these indemnities are limited to conditions that occurred prior to the consummation of the transactions through which we acquired facilities from those companies. Moreover, we cannot assure you that their indemnity obligations to us for the covered liabilities will be available, or, if available, adequate to protect us.

Our senior credit facility limits our flexibility and places restrictions on the manner in which we run our operations.

At March 30, 2014, we had total debt of $200.1 million and the ratio of this debt to equity was approximately 0.2 to 1. As of March 30, 2014, our credit facility consists of a $400 million revolving line of credit. Adjusted for outstanding letters of credit, we had up to $199.5 million available under the revolving loan portion of the senior credit facility. In addition, there is a $300 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of March 30, 2014, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Dec 30, 2013 - Jan 26, 2014	369,400	13.17	0	0
Jan 27, 2014 - Feb 23, 2014	1,230,000	12.95	0	0
Feb 24, 2014 - Mar 30, 2014	710,000	13.72

Total	2,309,400	13.22	0	0

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

Item 6.	Exhibits

Exhibit No.	Description

10.29	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan

10.30	Form of Performance Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan

10.32	Form of Deferred Stock Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: May 9, 2014	/s/ Mark Frey
Mark S. Frey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer)