Form 10-Q
period 2014-06-29
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2014-08-08
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 29, 2014:

Title of Each Class	Number of Shares
Common Stock	120,126,663

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	June 29, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$317.4	$417.8
Short-term marketable securities	0.2	0.1
Accounts receivable, net of allowances of $29.7 and $25.3 at June 29, 2014 and December 29, 2013, respectively	148.6	127.4
Inventories, net	234.4	228.1
Deferred income taxes, net of allowances	19.1	18.6
Other current assets	31.1	32.6

Total current assets	750.8	824.6
Property, plant and equipment, net	674.7	707.9
Deferred income taxes, net of allowances	36.3	30.9
Intangible assets, net	42.9	31.7
Goodwill	213.7	169.3
Long-term securities	2.2	2.2
Other assets	26.8	29.4

Total assets	$1,747.4	$1,796.0

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	125.6	95.8
Accrued expenses and other current liabilities	84.7	88.0

Total current liabilities	210.3	183.8
Long-term debt, less current portion	200.1	200.1
Deferred income taxes	32.0	27.7
Other liabilities	25.3	20.3

Total liabilities	467.7	431.9
Commitments and contingencies
Temporary equity – deferred stock units	3.0	3.6
Stockholders’ equity:
Common stock	1.5	1.4
Additional paid-in capital	1,528.8	1,517.8
Accumulated deficit	(3.9)	(12.4)
Accumulated other comprehensive income (loss)	(0.7)	3.1
Less treasury stock (at cost)	(249.0)	(149.4)

Total stockholders’ equity	1,276.7	1,360.5

Total liabilities, temporary equity and stockholders’ equity	$1,747.4	$1,796.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Total revenue	$371.6	$356.5	$715.7	$699.7
Cost of sales	247.4	252.8	487.3	503.6

Gross margin	124.2	103.7	228.4	196.1

Gross margin %	33.4%	29.1%	31.9%	28.0%

Operating expenses:
Research and development	43.0	46.0	84.1	88.6
Selling, general and administrative	55.0	52.2	110.5	103.8
Amortization of acquisition-related intangibles	2.2	3.9	6.4	7.7
Restructuring, impairments, and other costs	4.7	3.4	10.8	4.6
Charge for (release of) litigation	—	—	4.4	(12.6)

Total operating expenses	104.9	105.5	216.2	192.1

Operating income (loss)	19.3	(1.8)	12.2	4.0

Other expense, net	2.6	1.6	3.7	6.2

Income (loss) before income taxes	16.7	(3.4)	8.5	(2.2)

(Benefit from) provision for income taxes	(1.1)	4.1	—	5.8

Net income (loss)	$17.8	$(7.5)	$8.5	$(8.0)

Net income (loss) per common share:
Basic	$0.14	$(0.06)	$0.07	$(0.06)

Diluted	$0.14	$(0.06)	$0.07	$(0.06)

Weighted average common shares:
Basic	122.7	127.6	124.0	127.4

Diluted	123.9	127.6	125.6	127.4

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net income (loss)	$17.8	$(7.5)	$8.5	$(8.0)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	1.8	(2.0)	1.3	(5.3)
Net amount reclassified to earnings for hedging (1)	(3.3)	(0.5)	(5.0)	(2.0)
Net change associated with fair value of securities	—	(0.1)	0.1	(0.1)
Net change associated with pension transactions	0.1	0.1	0.1	0.1
Foreign currency translation adjustment	(0.3)	—	(0.3)	—

Comprehensive income (loss)	$16.1	$(10.0)	$4.7	$(15.3)

		Three Months Ended		Six Months Ended
		June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
(1)	Net amount reclassified for cash flow hedges included in total revenue	0.3	$(0.2)	0.8	$(0.3)
	Net amount reclassified for cash flow hedges included in cost of sales	(2.7)	(0.3)	(4.3)	(1.4)
	Net amount reclassified for cash flow hedges included in SG&A	(0.9)	—	(1.5)	(0.3)

	Total net amount reclassified to earnings for hedging	$(3.3)	$(0.5)	$(5.0)	$(2.0)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	June 29,	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$8.5	$(8.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68.0	72.5
Non-cash stock-based compensation expense	16.6	14.2
Non-cash restructuring and impairment expense	0.6	—
Gain on sale of equity investment	(1.4)	—
Non-cash financing expense	0.6	0.5
Non-cash impairment of equity investment	—	3.0
Loss on disposal of property, plant and equipment	—	0.8
Writedown of property, plant, and equipment	1.8	—
Deferred income taxes, net	(4.7)	1.4
Charge for (release of) litigation	4.4	(12.6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(20.0)	(17.2)
Inventories	(5.3)	(1.2)
Other current assets	(0.6)	4.3
Current liabilities	19.0	(3.7)
Other assets and liabilities, net	5.9	(7.8)

Net cash provided by operating activities	93.4	46.2

Cash flows from investing activities:
Maturity of marketable securities	—	0.1
Capital expenditures	(28.9)	(40.1)
Purchase of molds and tooling	(1.4)	(1.1)
Sale of equity investment	2.1	—
Acquisitions, net of cash acquired	(60.0)	—

Net cash used in investing activities	(88.2)	(41.1)

Cash flows from financing activities:
Proceeds from issuance of common stock and from exercise of stock options, net	0.7	0.5
Purchase of treasury stock	(99.5)	(8.7)
Shares withheld for employees taxes	(6.8)	(8.0)

Net cash used in financing activities	(105.6)	(16.2)

Net change in cash and cash equivalents	(100.4)	(11.1)
Cash and cash equivalents at beginning of period	417.8	405.9

Cash and cash equivalents at end of period	$317.4	$394.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 29, 2013. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 29, 2013. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year. The company’s fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years compared to the usual 52 weeks. This additional week is included in the first quarter of the year. The company’s results for the six months ended June 29, 2014 and June 30, 2013 both consisted of 26 weeks.

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

Note 2 – Financial Statement Details

	June 29, 2014	December 29, 2013
	(In millions)
Inventories, net
Raw materials	$38.0	$39.0
Work in process	127.4	122.6
Finished goods	69.0	66.5

Total inventories, net	$234.4	$228.1

	June 29, 2014	December 29, 2013
	(In millions)
Property, plant and equipment
Land and improvements	$23.0	$24.8
Buildings and improvements	399.9	399.1
Machinery and equipment	1,901.0	1,881.4
Construction in progress	53.9	63.8

Total property, plant and equipment	2,377.8	2,369.1
Less accumulated depreciation	1,703.1	1,661.2

Total property, plant, and equipment, net	$674.7	$707.9

Included in the property, plant and equipment balance as of June 29, 2014 is assets held for sale in the amount of $3.2 million.

	June 29, 2014	December 29, 2013
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$53.5	$55.4
Accrued interest	0.3	0.3
Taxes payable	7.2	9.9
Restructuring	2.0	4.2
Other	21.7	18.2

Total accrued expenses and other current liabilities	$84.7	$88.0

Other expense, net

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In millions)		(In millions)
Interest expense	$2.1	$1.6	$3.4	$3.3
Interest income	(0.2)	(0.1)	(0.4)	(0.3)
Other (income) expense, net	0.7	0.1	0.7	3.2

Other expense, net	$2.6	$1.6	$3.7	$6.2

Note 3 – Computation of Net Income (Loss) per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to potentially dilutive securities. There is no dilution when a net loss exists. Potentially dilutive common equivalent securities consist of stock options, performance units (PUs), deferred stock units (DSUs) and restricted stock units (RSUs). In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period using the treasury share method. Certain potential shares of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted income per share.

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In millions, except per share data)
Basic:
Net income (loss)	$17.8	$(7.5)	$8.5	$(8.0)

Weighted average shares outstanding	122.7	127.6	124.0	127.4

Net income (loss) per share	$0.14	$(0.06)	$0.07	$(0.06)

Diluted:
Net income (loss)	$17.8	$(7.5)	$8.5	$(8.0)

Basic weighted average shares outstanding	122.7	127.6	124.0	127.4
Assumed exercise of common stock equivalents	1.2	—	1.6	—

Diluted weighted average common and common equivalent shares	123.9	127.6	125.6	127.4

Net income (loss) per share	$0.14	$(0.06)	$0.07	$(0.06)

Anti-dilutive common stock equivalents, non-vested stock, PSUs, DSUs, and RSUs	0.7	2.4	0.9	2.2

Note 4 – Supplemental Cash Flow Information

	Six Months Ended
	June 29, 2014	June 30, 2013
	(In millions)
Cash paid for:
Income taxes, net	$5.7	$6.5

Interest	$1.9	$2.9

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 29, 2014.

	Fair Value Measurements
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$0.9	$—	$0.9	$—
Liabilities	(0.3)	—	(0.3)	—

	$0.6	$—	$0.6	$—

Securities
Marketable securities	$2.4	$2.4	$—	$—

	$2.4	$2.4	$—	$—

Long-term debt is carried at amortized cost. However, the company is required to estimate the fair value of long-term debt. In order to calculate the fair market value of the loan, we have discounted the future payment stream at the current market rate. See Note 12 for more information on the credit facility.

	June 29, 2014		December 29, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In millions)
Long-Term Debt:
Revolving Credit Facility	$200.0	$200.0	$200.0	$200.0

Note 6 - Derivatives

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness did not have a material impact on earnings for the six months ended June 29, 2014. No cash flow hedges were derecognized or discontinued during the six months ended June 29, 2014.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $0.6 million of net unrealized derivative gain included in AOCI will be reclassified into earnings within the next twelve months.

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

The tables below show the notional principal and the location and amounts of the derivative fair values in the consolidated balance sheets as of June 29, 2014 and December 29, 2013 as well as the location of derivative gains and losses in the statements of operations for the six months ended June 29, 2014 and June 30, 2013. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the end of the period and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of June 29, 2014 and December 29, 2013. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments.

	As of June 29, 2014				As of December 29, 2013
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges

Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$31.1	$—	$—	Current assets	$6.3	$0.3	$0.3
Derivatives for forecasted revenues	Current liabilities	12.5	(0.1)	(0.1)	Current liabilities	44.5	(1.1)	(1.1)
Derivatives for forecasted expenses	Current assets	112.2	0.9	0.9	Current assets	136.1	5.9	5.9
Derivatives for forecasted expenses	Current liabilities	36.7	(0.2)	(0.2)	Current liabilities	44.2	(0.8)	(0.8)

Total foreign exchange contract derivatives		$192.5	$0.6	$0.6		$231.1	$4.3	$4.3

	For the Six Months Ended June 29, 2014			For the Six Months Ended June 30, 2013
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)			(In millions)
Foreign Currency contracts	Revenue	(0.9)	(0.9)	Revenue	$0.3	$0.3
Foreign Currency contracts	Expenses	5.9	5.9	Expenses	1.7	1.7

		$5.0	$5.0		$2.0	$2.0

The company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The gross amounts of the above assets and liabilities are as follows:

As of June 29, 2014		As of December 29, 2013
(In millions)		(In millions)
Gross Assets	$(1.3)	Gross Assets	$6.3
Gross Liabilities	2.2	Gross Liabilities	(0.1)

Current Assets	$0.9	Current Assets	$6.2

Gross Assets	$(0.3)	Gross Assets	$—
Gross Liabilities	—	Gross Liabilities	(1.9)

Current Liabilities	$(0.3)	Current Liabilities	$(1.9)

Gain (Loss) Recognized in OCI for Derivative Instruments (1)
Six Months Ended June 29, 2014
(In millions)
Foreign exchange contracts	$3.7

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments.

	As of June 29, 2014			As of December 29, 2013
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)			(In millions)

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Current assets	$7.9	$—	Current assets	$2.3	$—
Foreign Exchange Contracts	Current liabilities	12.1	—	Current liabilities	11.0	—

Total derivatives, net		$20.0	$—		$13.3	$—

	For the Six Months Ended June 29, 2014		For the Six Months Ended June 30, 2013
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$—	Revenue	$0.1
Foreign Exchange Contracts	Expenses	—	Expenses	(0.4)

Net gain (loss) recognized in income		$—		$(0.3)

Note 7 – Securities

The company invests excess cash in marketable securities consisting primarily of money markets, commercial paper, corporate notes and bonds, and U.S. government securities.

All of the company’s securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of AOCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit-related are included in impairment of investments in the statement of operations. The non-credit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no sales of securities in the first six months of 2014.

Securities are summarized as of June 29, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	$0.1	$—	$—	$0.1

Total short-term marketable securities	$0.2	$—	$—	$0.2

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.9	$0.2	$—	$2.1
Corporate debt securities	$0.1	$—	$—	$0.1

Total long-term securities	$2.0	$0.2	$—	$2.2

Securities are summarized as of December 29, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	$—	$—	$—	$—

Total short-term marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.0	$0.1	$—	$2.1
Corporate debt securities	$0.1	$—	$—	$0.1

Total long-term securities	$2.1	$0.1	$—	$2.2

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of June 29, 2014.

	Amortized Cost	Market Value
	(In millions)
Due in one year or less	$0.2	$0.2
Due after one year through three years	0.4	0.4
Due after three years through ten years	1.1	1.3
Due after ten years	0.5	0.5

Total available-for-sale securities	$2.2	$2.4

Note 8 – Segment Information

Fairchild is currently organized into three reportable segments. The majority of the company’s activities are aligned into two focus areas; mobile, computing, consumer, and communication (MCCC), which focuses on mobile, computing and multimedia applications with typically lower power requirements, and the Power Conversion, Industrial, and Automotive (PCIA) business, which focuses on the higher power requirements for motor control solutions, power supplies, power conversion and automotive drive train applications. Each of these segments has a relatively small set of leading customers, common technology requirements and similar design cycles. The Standard Discrete and Standard Linear (SDT) business is managed separately as a third reportable segment.

The following table presents selected operating segment financial information for the three and six months ended June 29, 2014 and June 30, 2013.

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In millions)		(In millions)
Revenue and Operating Income (Loss):
MCCC
Revenue	$142.8	$131.4	$272.9	$266.6
Operating income	34.8	17.3	57.9	35.3

PCIA
Revenue	193.1	188.7	375.1	363.3
Operating income	37.2	29.7	65.4	50.7

SDT
Revenue	35.7	36.4	67.7	69.8
Operating income	6.5	4.0	10.8	7.2

Corporate
Restructuring, impairments, and other costs	(4.7)	(3.4)	(10.8)	(4.6)
Stock-based compensation expense	(8.8)	(7.9)	(16.6)	(14.2)
Selling, general and administrative expense	(45.8)	(38.8)	(90.2)	(77.6)
Charge for (release of) litigation	—	—	(4.4)	12.6
Other (1)	0.1	(2.7)	0.1	(5.4)

Total Consolidated
Total revenue	$371.6	$356.5	$715.7	$699.7
Operating income (loss)	19.3	(1.8)	12.2	4.0
Other expense, net	2.6	1.6	3.7	6.2

Income (loss) before income taxes	$16.7	$(3.4)	$8.5	$(2.2)

(1)	Other consists primarily of accelerated depreciation on certain assets in our Salt Lake manufacturing facility. The company completed the closure of the 8-inch line at this facility as of the fourth quarter of 2013. The equipment is in the process of being transferred to other Fairchild locations. The depreciation that relates to the initial installation cost of this equipment has been accelerated as these costs are specific to its installation in Salt Lake. The depreciation was accelerated over an 11 month time period.

MCCC revenue for the three and six months ended June 29, 2014 includes $2.9 million and $5.6 million, respectively, of Xsens revenue.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of June 29, 2014		As of December 29, 2013
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	2 - 15 years	$262.4	$(243.8)	$250.8	$(240.0)
Customer base	8 - 10 years	86.6	(75.6)	81.6	(73.6)
Core technology	10 years	15.7	(5.7)	15.7	(5.1)
In-Process research & development	10 years	3.4	(0.6)	2.8	(0.5)
Trademarks and trade names	5 years	0.6	(0.1)	—	—

Subtotal		368.7	(325.8)	350.9	(319.2)

Goodwill		213.7	—	169.3	—

Total identifiable intangible assets		$582.4	$(325.8)	$520.2	$(319.2)

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 29, 2013
Goodwill	$162.0	$156.1	$54.5	$372.6
Accumulated impairment losses	—	(148.8)	(54.5)	(203.3)

	$162.0	$7.3	$—	$169.3

Xsens acquisition	$44.4	$—	$—	44.4

Balance as of June 29, 2014
Goodwill	$206.4	$156.1	$54.5	$417.0
Accumulated impairment losses	—	(148.8)	(54.5)	(203.3)

	$206.4	$7.3	$—	$213.7

The following table presents the estimated amortization expense for intangible assets for the remainder of 2014 and for each of the four succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remaining fiscal 2014	$4.3
Fiscal 2015	8.9
Fiscal 2016	8.0
Fiscal 2017	5.2
Fiscal 2018	4.1

Note 10 – Restructuring, Impairments and Other Costs

During the three and six months ended June 29, 2014, the company recorded restructuring, impairment and other costs, net of releases, of $4.7 million and $10.8 million, respectively. The detail of these charges is presented in the summary tables below.

During the three and six months ended June 30, 2013, the company recorded restructuring and impairment charges, net of releases, of $3.4 million and $4.6 million, respectively.

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

The following table presents a summary of the activity in the company’s accrual for restructuring, impairment and other costs for the quarterly periods ended March 30, 2014, and June 29, 2014.

	Accrual Balance at 12/29/2013	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at 3/30/2014
	(In millions)
2011 Infrastructure Realignment Program:
Employee separation costs	$0.3	—	—	(0.2)	(0.1)	—	—

2012 Infrastructure Realignment Program:
Employee separation costs	0.2	—	—	—	(0.2)	—	—
Lease termination costs	0.1	—	—	—	—	—	0.1

2013 Infrastructure Realignment Program:
Employee separation costs	3.2	0.4	—	(0.1)	(2.4)	—	1.1
Asset impairment costs	—	0.5	—	—	—	(0.5)	—
Line closure costs, other	—	0.9	—	—	(0.9)	—	—
Lease termination costs	0.4	—	—	(0.2)	(0.1)	—	0.1

2014 Infrastructure Realignment Program:
Employee separation costs	—	2.8	—	—	(0.8)	—	2.0
Asset impairment costs	—	0.1	—	—	—	(0.1)	—
Qualification costs	—	—	1.9	—	(1.9)	—	—

	$4.2	$4.7	$1.9	$(0.5)	$(6.4)	$(0.6)	$3.3

	Accrual Balance at 3/30/2014	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at 6/29/2014
	(In millions)
2011 Infrastructure Realignment Program:
Employee separation costs	$—	—	—	—	—	—	$—

2012 Infrastructure Realignment Program:
Employee separation costs	—	—	—	—	—	—	—
Lease termination costs	0.1	—	—	—	—	—	0.1

2013 Infrastructure Realignment Program:
Employee separation costs	1.1	0.5	—	(0.1)	(1.2)	—	0.3
Asset impairment costs	—	—	—	—	—	—	—
Line closure costs, other	—	0.8	—	—	(0.8)	—	—
Lease termination costs	0.1	0.1	—	—	(0.1)	—	0.1

2014 Infrastructure Realignment Program:
Employee separation costs	2.0	1.5	—	—	(2.0)	—	1.5
Asset impairment costs	—	—	—	—	—	—	—
Qualification costs	—	—	1.9	—	(1.9)	—	—

	$3.3	$2.9	$1.9	$(0.1)	$(6.0)	$—	$2.0

Note 11 – Contingencies

Litigation. From time to time, the company is involved in legal proceedings in the ordinary course of business. The company analyzes potential outcomes from current and potential litigation as loss contingencies in accordance with the Contingency Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Since most potential claims against the company may involve the enforcement of complex intellectual property rights or complicated damages calculations, the company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, related to each pending matter may be.

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

When a loss contingency is not both probable and estimable, the company does not establish an accrued liability. If, at the time of the evaluation, the loss contingency related to a litigation matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. For a limited number of matters disclosed in this note for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the company is able to estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, the company reviews and evaluates its material litigation on an ongoing basis in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. If the company possesses sufficient information to develop an estimate of loss or range of possible loss, that estimate is disclosed either individually or in the aggregate. Finally, for loss contingencies for which the company believes the possibility of loss is remote, the company does not record a reserve or assess the range of possible losses.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and have been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found the company’s infringement to have been willful, and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. The company appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2013, the court of appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find the company liable for induced infringement. The court also vacated the earlier ruling of willful patent infringement by the company. The full court of appeals and the Supreme Court of the United States have since denied Power Integrations’ request to review the appeals court ruling. Although the appeals court instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, the company believes that damages on the basis of that level of infringing activity would not be material. Accordingly, the company released $12.6 million from its reserves relating to this case during the first quarter of 2013.

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

Both lawsuits were consolidated and heard together in a jury trial in April of 2012. On April 27, 2012, the jury found that Power Integrations infringed one of the two U.S. patents owned by System General and upheld the validity of both System General patents. In the same verdict, the jury found that the company infringed two of four U.S. patents asserted by Power Integrations and that the company had induced its customers to infringe the asserted patents. The jury also upheld the validity of the asserted Power Integrations patents. The verdict concluded the first phase of trial in the litigation. On June 30, 2014, the court issued an order enjoining Fairchild from making, using, selling, offering to sell or importing into the United States the products found to infringe the Power Integrations patents in the case as well as certain products that were similar to the products found to infringe. Willfulness and damages in the case will be determined in a second phase, which has yet to be scheduled and may occur after appeals of the first phase.

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

The company will challenge several aspects of the verdict during post-trial review and if necessary on appeal. The company believes the infringement findings were in error and failed to account for differences in the accused products. The company will also challenge the damages award, including with respect to the sufficiency of the damages evidence and Power Integrations’ unique damages theory. The company believes the damages award includes legal and evidentiary defects, some of which are similar to those that were the basis for a 2013 ruling by the U.S. Court of Appeals for the Federal Circuit, described above, in which the court of appeals vacated almost the entire amount of the damages award in the POWI 1 litigation. Although the company intends to vigorously contest the recent verdict, the facts and the evidence in this case are different from past cases and, as in all litigation, results are inherently uncertain. No assurance can be given that the company will achieve the same or a similar result following post-trial review and any appeal of this verdict as the company did following post-trial review and appeal of the POWI 1 verdict. The company currently believes the range of probable losses is approximately $4.4 million to $21.8 million. The company believes no estimate within this range is a better estimate than any other and has accrued a loss of $4.4 million which represents the low end of the range as of June 29, 2014.

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

POWI 5: On May 1, 2012, the company sued Power Integrations in U.S. District Court for the District of Delaware. The lawsuit accuses Power Integration’s LinkSwitch-PH LED power conversion products of violating three of the company’s patents. Power Integrations has filed counterclaims of patent infringement against the company asserting five Power Integrations patents. Trial is currently expected to be in May of 2015.

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. For example, in December 2013, a customer of one of the company’s distributors filed suit against the company claiming damages of $30 million arising out of the purchase of $20,000 of the company’s products. The company is contesting that claim vigorously. The company believes that there is no such ordinary-course pending litigation that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations, or cash flows.

For matters where an estimate of the range of possible loss is possible, excluding POWI 3 as discussed separately above, management currently estimates the aggregate range of possible loss, in excess of amounts accrued for outstanding matters is $1.4 to $14.1 million. The estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the company’s maximum loss exposure.

Note 12 – Long-Term Debt

Long-term debt consists of the following:

	June 29, 2014	December 29, 2013
	(In millions)
Revolving Credit Facility borrowings	$200.0	$200.0
Other debt	0.1	0.1

Total debt	$200.1	$200.1
Current portion of long-term debt	—	—

Long-term debt, less current portion	$200.1	$200.1

Our revolving credit facility became effective on May 20, 2011 and matures on the fifth anniversary of its effective date. It consists of a $400.0 million revolving loan agreement of which $200.0 million was drawn as of June 29, 2014. After adjusting for outstanding letters of credit, $199.4 million remained available under the credit facility. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions.

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

During the second quarter of 2014, the company’s strategic investment of $0.7 million was sold for $2.1 million resulting in a gain of $1.4 million.

During the first quarter of 2013, as a result of the failure of certain funding plans for one of the strategic investments, the company evaluated the investment for impairment. Based on the current financial position of the investee and the lack of future cash flow funding, the company determined that the investment was impaired and wrote off the full value of $3.0 million.

Note 14 – Acquisition

On January 21, 2014, the company completed the acquisition of Xsens Holding B.V. (Xsens), a privately held, high-performance sensor company in a share purchase transaction for approximately $61.2 million in cash. Xsens is a leading innovator in 3D motion tracking technology and products. Its sensor fusion technologies enable a seamless interaction between the physical and the digital world in consumer devices and professional applications such as 3D character animation, motion analysis, and industrial control & stabilization. The purpose of the acquisition was to grow revenue as their technology is complimentary to the company’s own sensor solutions.

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

Estimated Fair Value June 29, 2014
(In millions)
Fair value of consideration transferred:
Cash consideration to Xsens shareholders	$61.2

Preliminary allocation of consideration:
Cash and cash equivalents	1.2
Inventories	0.8
Other current assets	4.5
Property, plant and equipment, net	0.3
Other assets	0.2
Intangible assets, net	17.6
Goodwill	44.4
Current liabilities	(4.4)
Deferred income taxes and other liabilities	(3.4)

Total consideration transferred	$61.2

The total cash flow impact of $60.0 million results from the $61.2 million cash payment offset by $1.2 million cash balance of Xsens at closing.

Identifiable intangible assets acquired and their estimated useful lives are as follows:

	June 29, 2014
	Asset amount	Weighted Average useful
	(In millions)	life (in years)
Developed technology	$11.4	3
Customer base	5.0	4
Trademarks and trade names	0.6	5

Intangible assets subject to amortization	$17.0

In process research and development	0.6

Total intangible assets	$17.6

The developed technology intangible assets are being amortized on a technology-by-technology basis with the amortization recorded for each technology commensurate with the expected cash flows used in the initial determination of fair value. In-process research and development is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off. Customer base assets consist of Xsens customer relations and customer loyalty related to its end-customer relationships. Customer base is being amortized in a manner consistent with the cash flows used in determining fair value. Trade names include Xsens corporate name. Trade names are considered to be finite-lived assets and are being amortized using the straight-line method, which management believes is materially consistent with the pattern of benefit to be realized by the asset.

Amortization expense associated with acquired intangible assets was approximately $0.9 million and $1.5 million, respectively, for the three and six months ended June 29, 2014.

The remaining consideration, after adjusting for identifiable intangible assets and the net assets and liabilities recorded at fair value, was $44.4 million and was recorded as goodwill. This goodwill is attributed to Xsens’s product portfolio and workforce expertise. None of the goodwill related to the Xsens acquisition is deductible for tax purposes.

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

Overview

Fairchild continues to deliver steady sales growth due to improved execution and broad-based demand strength. Our distribution sell-through or POS has grown for six consecutive quarters while our weeks of inventory in the channel decreased to about 9 weeks. We are managing the supply chain to maintain short lead times and lean, yet responsive inventory levels to better support our customers. Our current backlog is modestly higher than a quarter ago and we expect that sales will continue to grow in the third quarter. We generated strong cash flow in the second quarter due to improved earnings coupled with low capital spending and favorable changes in working capital. We repurchased 4 percent of our outstanding shares of stock during the second quarter and we plan to continue repurchasing our stock throughout the remainder of 2014.

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

We continually invest in our business to upgrade technologies, acquire new capabilities, and to fund research & development (R&D). We expect the transition to 8-inch wafer manufacturing for a greater percentage of our production will enable lower costs and improved margins for years to come. In addition, we will increase our focus on streamlining operations, creating greater manufacturing flexibility and having a more balanced internal versus external production mix. We expect this process to enable significant improvements in manufacturing and financial performance beginning in mid-2015.

We strive to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventory in response to higher demand before adding more inventory to our distribution channels. At the end of the second quarter, our channel inventory was approximately 9 weeks after adjusting for end of life inventory, which is below our target range of 10 to 11 weeks. Internal inventory at the end of the second quarter was $234.4 million, 6 percent higher than the prior quarter but still lean at 87 days of inventory.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Six Months Ended
	June 29, 2014		June 30, 2013		June 29, 2014		June 30, 2013
	(Dollars in millions)
Total revenue	$371.6	100.0%	$356.5	100.0%	$715.7	100.0%	$699.7	100.0%
Gross margin	124.2	33.4%	103.7	29.1%	228.4	31.9%	196.1	28.0%

Operating expenses:
Research and development	43.0	11.6%	46.0	12.9%	84.1	11.8%	88.6	12.7%
Selling, general and administrative	55.0	14.8%	52.2	14.6%	110.5	15.4%	103.8	14.8%
Amortization of acquisition-related intangibles	2.2	0.6%	3.9	1.1%	6.4	0.9%	7.7	1.1%
Restructuring, impairments, and other costs	4.7	1.3%	3.4	1.0%	10.8	1.5%	4.6	0.7%
Charge for (release of) litigation	—	0.0%	—	0.0%	4.4	0.6%	(12.6)	-1.8%

Total operating expenses	104.9	28.2%	105.5	29.6%	216.2	30.2%	192.1	27.5%

Operating income (loss)	19.3	5.2%	(1.8)	-0.5%	12.2	1.7%	4.0	0.6%

Other expense, net	2.6	0.7%	1.6	0.4%	3.7	0.5%	6.2	0.9%

Income (loss) before income taxes	16.7	4.5%	(3.4)	-1.0%	8.5	1.2%	(2.2)	-0.3%

(Benefit) provision for income taxes	(1.1)	-0.3%	4.1	1.2%	—	0.0%	5.8	0.8%

Net income (loss)	$17.8	4.8%	$(7.5)	-2.1%	$8.5	1.2%	$(8.0)	-1.1%

Adjusted net income (loss), adjusted gross margin, and free cash flow are also included in the table below. These are non-Generally Accepted Accounting Principles (GAAP) financial measures and should not be considered a replacement for GAAP results. We present adjusted results because we use these measures, together with GAAP measures, for internal managerial purposes and as a means to evaluate period-to-period comparisons. However, we do not, and you should not, rely on non-GAAP financial measures alone as measures of our performance. We believe that non-GAAP financial measures reflect an additional way of viewing aspects of our operations that – when taken together with GAAP results and the reconciliations to corresponding GAAP financial measures that we also provide in our press releases – provide a more complete understanding of factors and trends affecting our business. We strongly encourage you to review all of our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure. Our criteria for adjusted results may differ from methods used by other companies and may not be comparable and should not be considered as alternatives to net income or loss, gross margin, or other measures of consolidated operations and cash flow data prepared in accordance with U.S. GAAP as indicators of our operating performance or as alternatives to cash flow as a measure of liquidity.

	Three Months Ended				Six Months Ended
	June 29, 2014		June 30, 2013		June 29, 2014		June 30, 2013
	(Dollars in millions)
Non GAAP Measures
Adjusted net income (loss)	$25.2		$1.7		$30.1		$(0.3)
Adjusted gross margin	124.2	33.4%	106.2	29.8%	228.4	31.9%	201.5	28.8%
Free cash flow	69.6		30.0		64.5		6.1

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss)
Net income (loss)	17.8		(7.5)		8.5		(8.0)
Adjustments to reconcile net income (loss) to adjusted net income (loss):
Restructuring, impairments, and other costs	4.7		3.4		10.8		4.6
Gain on sale of equity investment	(1.4)		—		(1.4)		—
Write down of asset held for sale	1.9		—		1.9		—
Accelerated depreciation on assets related to fab closure	—		2.5		—		5.4
Write-off of equity investments	—		—		—		3.0
Charge for (release of) litigation	—		—		4.4		(12.6)
Amortization of acquisition-related intangibles	2.2		3.9		6.4		7.7
Associated net tax effects of the above and other acquisition-related intangibles	—		(0.6)		(0.5)		(0.4)

Adjusted net income (loss)	$25.2		$1.7		$30.1		$(0.3)

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$124.2		$103.7		$228.4		$196.1
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	—		2.5		—		5.4

Adjusted gross margin	$124.2		$106.2		$228.4		$201.5

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$84.8		$50.2		$93.4		$46.2
Capital expenditures	(15.2)		(20.2)		(28.9)		(40.1)

Free cash flow	$69.6		$30.0		$64.5		$6.1

Total Revenue
	Three Months Ended				Six Months Ended
	June 29,	June 30,	$ Change	% Change	June 29,	June 30,	$ Change	% Change
	2014	2013	Inc (Dec)	Inc (Dec)	2014	2013	Inc (Dec)	Inc (Dec)
	( Dollars in millions)				( Dollars in millions)

Revenue	$371.6	$356.5	$15.1	4.2%	$715.7	$699.7	$16.0	2.3%

Revenue in the second quarter and first six months of 2014 was higher as compared to the same periods of 2013 primarily due to better company execution and broad-based demand strength. Distribution sell through increased 11 percent from the prior year quarter and 8 percent, respectively, for the second quarter and first 6 months of 2014 compared to the same periods of 2013 due to solid demand across a wide range of end markets. Sales increased sequentially in all our major end markets in the second quarter.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of total sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three and six months ended June 29, 2014 and June 30, 2013. The increase in China’s revenue is primarily driven by strong demand from mobile customers. The decrease in Korea and Other Asia/Pacific revenue is due to weaker demand from a significant customer in Asia.

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2014	2013	2014	2013
U.S.	9%	9%	9%	9%
Other Americas	2	2	2	2
Europe	15	14	15	14
China	40	36	38	34
Taiwan	12	11	11	12
Korea	5	7	5	8
Other Asia/Pacific	17	21	20	21

Total	100%	100%	100%	100%

Gross Margin

	Three Months Ended				Six Months Ended
	June 29,	June 30,	$ Change	% Change	June 29,	June 30,	$ Change	% Change
	2014	2013	Inc (Dec)	Inc (Dec)	2014	2013	Inc (Dec)	Inc (Dec)
	( Dollars in millions)				( Dollars in millions)
Gross Margin	$124.2	$103.7	$20.5	19.8%	$228.4	$196.1	$32.3	16.5%
Gross Margin %	33.4%	29.1%		4.3%	31.9%	28.0%		3.9%

The increase in gross margin for the second quarter and first six months of 2014 as compared to the same periods in 2013 was driven by higher factory loading and improved manufacturing execution partially offset by the annual merit increase.

Adjusted Gross Margin

	Three Months Ended				Six Months Ended
	June 29,	June 30,	$ Change	% Change	June 29,	June 30,	$ Change	% Change
	2014	2013	Inc (Dec)	Inc (Dec)	2014	2013	Inc (Dec)	Inc (Dec)
	( Dollars in millions)				( Dollars in millions)
Adjusted Gross Margin	$124.2	$106.2	$18.0	16.9%	$228.4	$201.5	$26.9	13.3%
Adjusted Gross Margin %	33.4%	29.8%		3.6%	31.9%	28.8%		3.1%

There were no items adjusted out of gross margin in the three and six months ended June 29, 2014. Adjusted gross margin for the three and six months ended June 30, 2013 did not include $2.5 million and $5.4 million, respectively, of accelerated depreciation related to the planned closure of the 8-inch line at our Salt Lake facility.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 29,	June 30,	$ Change	% Change	June 29,	June 30,	$ Change	% Change
	2014	2013	Inc (Dec)	Inc (Dec)	2014	2013	Inc (Dec)	Inc (Dec)
	( Dollars in millions)				( Dollars in millions)
Research and development	$43.0	$46.0	$(3.0)	-6.5%	$84.1	$88.6	$(4.5)	-5.1%
Selling, general and administrative	$55.0	$52.2	$2.8	5.4%	$110.5	$103.8	$6.7	6.5%

Research and development (R&D) expenses for the second quarter and first six months of 2014 were lower as compared to the same period in 2013 due to spending controls and a one-time reduction in benefit costs partially offset by the annual merit increase and higher variable compensation. Selling, general and administrative expenses (SG&A) for the second quarter and first six months of 2014 were higher as compared to the same period in 2013 primarily due to higher legal spending, the impact of a recent acquisition, higher variable compensation and the annual merit increase partially offset by spending controls and a one-time reduction in benefit costs.

Restructuring, Impairment and Other Costs. During the three and six months ended June 29, 2014, we recorded restructuring, impairment charges, and other costs, net of releases, of $4.7 million and $10.8 million, respectively. The second quarter charges include $1.5 million of employee separation costs, and $1.9 million of qualification costs associated with the 2014 Infrastructure

Realignment Program as well as $0.5 million of employee separation costs, $0.1 million of lease termination costs, and $0.8 million of line closure and other costs associated with the 2013 Infrastructure Realignment Program. These costs were partly offset by reserve releases of $0.1 million of employee separation costs associated with the 2013 Infrastructure Realignment Program. The first quarter charges include $3.2 million of employee separation costs, $0.6 million of asset impairments, $0.9 million of line closure costs and $1.9 million of qualification costs associated with the 2013 and 2014 Infrastructure Realignment Programs. It is partly offset by reserve releases of $0.2 million of employee separation costs associated with the 2011 Infrastructure Realignment Program, as well as $0.1 million of employee separation costs and $0.2 million of lease termination costs which are both associated with the 2013 Infrastructure Realignment Program.

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

Other Expense, net

The following table presents a summary of other expense, net for the three and six months ended June 29, 2014 and June 30, 2013.

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(In millions)
Other expense, net
Interest expense	$2.1	$1.6	$3.4	$3.3
Interest income	(0.2)	(0.1)	(0.4)	(0.3)
Other (income) expense, net	0.7	0.1	0.7	3.2

Other expense, net	$2.6	$1.6	$3.7	$6.2

Interest expense. Interest expense in the second quarter of 2014 increased when compared to the same period in 2013 primarily due to an accrual related to an indirect tax item. Interest expense in the first six months of 2014 is flat when compared to the same period in 2013.

Interest income. Interest income in the second quarter and first six months of 2014 is flat when compared to the same period in 2013.

Other (income) expense, net. Other expense in the second quarter of 2014 includes the net impact of the write-down of an asset held for sale and the gain on sale of an equity investment. Other expense in the first six months of 2013 includes the write-off of a $3.0 million strategic investment.

Income Taxes. Income tax provision (benefit) in the second quarter and first six months of 2014 was ($1.1) million and zero provision on income before taxes of $16.7 million and $8.5 million, respectively, as compared to income tax provisions of $4.1 million and $5.8 million on loss before taxes of ($3.4) million and ($2.2) million for the comparable periods of 2013. The effective tax rate for the second quarter and first six months of 2014 was (6.4%) and zero percent, respectively, compared to (122.7%) and (264.8%), respectively, for the comparable periods of 2013. The change in effective tax rate was primarily driven by shifts of income and loss among legal jurisdictions with differing tax rates as well as the effect of a non-cash revaluation of deferred assets due to the fluctuation of the Korean Won. In the first six months of 2014, the valuation allowance on the company’s deferred tax assets decreased by $8.3 million as deferred tax assets decreased primarily due to U.S. profits before tax. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of June 29, 2014, we have recorded a deferred tax liability of $2.5 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow

	Three Months Ended				Six Months Ended
	June 29, 2014	June 30, 2013	$ Change Inc (Dec)	% Change Inc (Dec)	June 29, 2014	June 30, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
	( Dollars in millions)				( Dollars in millions)
Free Cash Flow	$69.6	$30.0	$39.6	132.0%	$64.5	$6.1	$58.4	957.4%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow for the second quarter of 2014 increased as compared to the same period in 2013 primarily due to the increase in operating cash flow driven by higher net income, the changes in other working capital accounts, as well as lower capital expenditures. Free cash flow for the first six months of 2014 increased as compared to the same period in 2013 primarily due to increase in operating cash flow driven by higher net income, the charge for (release of) litigation, the changes in other working capital accounts, and lower capital expenditures. See Free Cash Flow reconciliation in results of operations section above.

Reportable Segments

The following tables present comparative disclosures of revenue, gross margin, and operating income of our reportable segments.

	Three Months Ended
	June 29, 2014					June 30, 2013
	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)
MCCC	$142.8	38.4%	$60.3	42.2%	$34.8	$131.4	36.9%	$47.3	36.0%	$17.3
PCIA	193.1	52.0%	58.3	30.2%	37.2	188.7	52.9%	$54.2	28.7%	29.7
SDT	35.7	9.6%	7.1	19.9%	6.5	36.4	10.2%	$5.9	16.2%	4.0
Corporate (1,2)	—	—	(1.5)	—	(59.2)	—	—	(3.7)	—	(52.8)

Total	$371.6	100.0%	$124.2	33.4%	$19.3	$356.5	100.0%	$103.7	29.1%	$(1.8)

	Three Months Ended
(1)	June 29, 2014	June 30, 2013
Non-cash stock-based compensation expense	$1.5	$1.3
Accelerated depreciation on assets related to line closure	—	2.5
Other	—	(0.1)

Corporate gross margin total	$1.5	$3.7

	Three Months Ended
(2)	June 29, 2014	June 30, 2013
Non-cash stock-based compensation expense	$8.8	$7.9
Restructuring, impairments, and other costs	4.7	3.4
Accelerated depreciation on assets related to line closure	—	2.5
Selling, general and administrative expense	45.8	38.8
Other	(0.1)	0.2

Corporate operating expense total	$59.2	$52.8

	Six Months Ended
	June 29, 2014					June 30, 2013
	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)
MCCC	$272.9	38.1%	$109.5	40.1%	$57.9	$266.6	38.1%	$93.8	35.2%	$35.3
PCIA	375.1	52.4%	108.8	29.0%	65.4	363.3	51.9%	98.7	27.2%	50.7
SDT	67.7	9.5%	12.6	18.6%	10.8	69.8	10.0%	11.3	16.2%	7.2
Corporate (1,2)	—	—	(2.5)	—	(121.9)	—	—	(7.7)	—	(89.2)

Total	$715.7	100.0%	$228.4	31.9%	$12.2	$699.7	100.0%	$196.1	28.0%	$4.0

	Six Months Ended
(1)	June 29, 2014	June 30, 2013
Non-cash stock-based compensation expense	$2.5	$2.4
Accelerated depreciation on assets related to line closure	—	5.4
Other	—	(0.1)

Corporate gross margin total	$2.5	$7.7

	Six Months Ended
(2)	June 29, 2014	June 30, 2013
Non-cash stock-based compensation expense	$16.6	$14.2
Restructuring, impairments, and other costs	10.8	4.6
Accelerated depreciation on assets related to line closure	—	5.4
Charge for (release of) litigation	4.4	(12.6)
Selling, general and administrative expense	90.2	77.6
Other	(0.1)	—

Corporate operating expense total	$121.9	$89.2

MCCC

	Three Months Ended				Six Months Ended
	June 29, 2014	June 30, 2013	$ Change Inc (Dec)	% Change Inc (Dec)	June 29, 2014	June 30, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Revenue	$142.8	$131.4	$11.4	8.7%	$272.9	$266.6	$6.3	2.4%
Gross Margin	$60.3	$47.3	$13.0	27.5%	$109.5	$93.8	$15.7	16.7%
Gross Margin %	42.2%	36.0%		6.2%	40.1%	35.2%		4.9%
Operating Income	$34.8	$17.3	$17.5	101.2%	$57.9	$35.3	$22.6	64.0%

MCCC revenue in the second quarter and first six months of 2014 was higher as compared to the same periods of 2013 due to higher power management product sales into computing and mobile end markets. Higher gross margin was driven by better manufacturing execution and higher factory loading.

MCCC operating income in the second quarter and first six months of 2014 increased from the same period of 2013 due primarily to higher sales and increased gross margin coupled with stable operating expenses.

PCIA
	Three Months Ended				Six Months Ended
	June 29, 2014	June 30, 2013	$ Change Inc (Dec)	% Change Inc (Dec)	June 29, 2014	June 30, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Revenue	$193.1	$188.7	$4.4	2.3%	$375.1	$363.3	$11.8	3.2%
Gross Margin	$58.3	$54.2	$4.1	7.6%	$108.8	$98.7	$10.1	10.2%
Gross Margin %	30.2%	28.7%		1.5%	29.0%	27.2%		1.8%
Operating Income	$37.2	$29.7	$7.5	25.3%	$65.4	$50.7	$14.7	29.0%

PCIA revenue in the second quarter and first six months of 2014 was higher as compared to the same periods of 2013 due to strong automotive end market demand coupled with steady growth in the industrial and appliance markets. Gross margin was also higher due primarily to better manufacturing execution and higher factory loading.

Higher PCIA operating income in the second quarter and first six months of 2014 as compared to the same periods in 2013 was due primarily to higher sales and increased gross margin coupled with stable operating expenses.

SDT

	Three Months Ended				Six Months Ended
	June 29, 2014	June 30, 2013	$ Change Inc (Dec)	% Change Inc (Dec)	June 29, 2014	June 30, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Revenue	$35.7	$36.4	$(0.7)	-1.9%	$67.7	$69.8	$(2.1)	-3.0%
Gross Margin	$7.1	$5.9	$1.2	20.3%	$12.6	$11.3	$1.3	11.5%
Gross Margin %	19.9%	16.2%		3.7%	18.6%	16.2%		2.4%
Operating Income	$6.5	$4.0	$2.5	62.5%	$10.8	$7.2	$3.6	50.0%

SDT revenue decreased in the second quarter of 2014 and first six months of 2014 as compared to the same period in 2013 due to normal pricing actions as we selectively manage this business. Higher gross margin during the second quarter and first six months of 2014 as compared to the same periods in 2013 was due to better manufacturing execution, higher factory loading and continued pricing actions to manage the business.

The increase in SDT operating income in the second quarter and first six months of 2014 as compared to the same period in 2013 was primarily due to increased gross margin coupled with stable operating expenses.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. Our credit agreement became effective on May 20, 2011 and matures on the fifth anniversary of its effective date. As of June 29, 2014, $108.1 million of our $319.8 million of cash and marketable securities balance was located in the United States. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

Our credit facility consists of a $400.0 million revolving loan agreement of which $200.0 million was drawn as of June 29, 2014. After adjusting for outstanding letters of credit, we had $199.4 million available under the credit facility. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. We had additional outstanding letters of credit of $765 thousand that do not fall under the senior credit facility. We also had $3.5 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

The credit facility includes restrictive covenants that place limitations on our ability to consolidate, merge, or enter into acquisitions, create liens or pay dividends, or make similar restricted payments, sell assets, limit judgments, invest in capital expenditures, and incur indebtedness. It also places limitations on our ability to modify our certificate of incorporation and bylaws, or enter into shareholder agreements, voting trusts or similar arrangements. In addition, the affirmative covenants in the credit facility also require our financial performance to comply with certain financial measures, as defined by the credit agreement. These financial covenants require us to maintain a minimum interest coverage ratio of 3.00 to 1.00 and a maximum leverage ratio of 3.25 to 1.00. It defines the interest coverage ratio as the ratio of the cumulative four quarter trailing consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated cash interest expense and defines the maximum leverage ratio as the ratio of total consolidated debt to the cumulative four quarter trailing consolidated EBITDA. Consolidated EBITDA, as defined by the credit agreement excludes restructuring, non-cash equity compensation and other certain adjustments.

At June 29, 2014, we were in compliance with all our covenants and we expect to remain in compliance with them. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, legal contingencies, expenses and cash flows for the remainder of the year may be inaccurate.

While our credit facility places restrictions on the payment of dividends, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our senior credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the six months ended June 29, 2014, our capital expenditures totaled $28.9 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity securities would cause dilution to our existing stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first six months of 2014, our cash provided by operating activities was $93.4 million compared to cash provided by operating activities of $46.2 million in the same period of 2013. The following table presents a summary of net cash provided by operating activities during the first six months of 2014 and 2013.

	Six Months Ended
	June 29, 2014	June 30, 2013
	(In millions)

Net income (loss)	$8.5	$(8.0)
Depreciation and amortization	68.0	72.5
Non-cash stock-based compensation	16.6	14.2
Non-cash restructuring and impairments	0.6	—
Deferred income taxes, net	(4.7)	1.4
Charge for (release of) litigation	4.4	(12.6)
Other, net	1.0	4.3
Change in other working capital accounts	(1.0)	(25.6)

Net cash provided by operating activities	$93.4	$46.2

The increase in cash provided by operating activities during the first six months of 2014 as compared to the same period of 2013 was primarily driven by the increase in net income, the impact of the litigation charge in the current period compared to the release of the litigation accrual during the same period in 2013, as well as changes in the other working capital accounts.

Cash used in investing activities during the first six months of 2014 totaled $88.2 million compared to $41.1 million for the same period of 2013. This increase was driven by the acquisition of a private sensor company during the period, partly offset by lower capital expenditures.

Cash used in financing activities totaled $105.6 million in the first six months of 2014 compared to $16.2 million in the same period of 2013. The increase was mainly due to stock repurchases.

As of June 29, 2014, we continue to have $3.3 million of unrecognized tax benefits, compared to approximately $3.3 million at December 29, 2013. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective of cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of June 29, 2014, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

We continue to implement cost reduction initiatives to keep pace with the evolving economic and competitive conditions. These actions include closing our four-inch manufacturing line in South Korea and converting to 8-inch wafers in Bucheon, South Korea and South Portland, Maine. Additionally, we initiated several insourcing programs to replace higher-cost outside subcontractors with internal manufacturing, we lowered our materials costs and implemented workforce reductions in an effort to simplify operations, improve productivity and reduce costs.

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

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Our manufacturing operations depend upon our ability to obtain adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. If the prices of these raw materials rise significantly we may be unable to pass on our increased operating expenses to our customers. This could result in decreased profit margins for the products in which the materials are used. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products in the past resulted in a number of claims for damages from customers. We purchase some of our raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Taiwan Semiconductor Manufacturing Company, Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, Macronix International Co. Ltd., and Phenitec Semiconductor. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include, Advance Semiconductor Engineering, Inc., AIC Semicondutor Sdn Bhd, Amkor Technology, AUK Semiconductor PTE, Ltd, GEM Services, Inc., Greatek Electronics, Inc., Hana Microelectronics Ltd, Liteon, Inc., Tak Cheong Electronics (Holdings) Co. Ltd, and United Test and Assembly Center Thai Ltd. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

Compliance with new regulations regarding the use of conflict minerals could limit the supply and increase the cost of certain metals used in manufacturing our products.

Pursuant to Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the SEC has promulgated new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. While the United States Court of Appeals for the DC Circuit recently determined that certain provisions of the law violate the First Amendment, the new disclosure rules became effective in May of 2014. We filed our first conflict minerals report on Form SD at the end of that month. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.

A significant portion of our sales are made to distributors who can terminate their relationships with us with little or no notice. The termination of a distributor could reduce sales and result in inventory returns.

Distributors accounted for 62% of our net sales for the six months ended June 29, 2014. We anticipate that this percentage may decrease as we begin to sell more products directly to our customers. Our top five distributors worldwide accounted for 20% of our net sales for the six months ended June 29, 2014. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Additionally, because distributors may offer competing products, certain distributors may be less inclined to sell our products as our direct sales increase. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

The semiconductor business is very competitive, especially in the markets we serve, and increased competition could reduce the value of an investment in our company.

We participate in the standard component or “multi-market” segment of the semiconductor industry. While the semiconductor industry is generally highly competitive, the “multi-market” segment is particularly so. Our competitors offer equivalent or similar versions of many of our products, and customers may switch from our products to our competitors’ products on the basis of price, delivery terms, product performance, quality, reliability and customer service or a combination of any of these factors. Competition is especially intense in the multi-market semiconductor segment because it is relatively easy for customers to switch between suppliers of more standardized, multi-market products like ours. In the past we have experienced decreases in prices during “down” cycles in the semiconductor industry, and this may occur again as a result periodicdownturns in global economic conditions. Even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. We compete in a global market and our competitors are companies of various sizes in various countries around the world. Many of our competitors are larger than us and have greater financial resources available to them. As such, they tend to have a greater ability to pursue acquisition candidates and can better withstand adverse economic or market conditions. Additionally, companies with whom we do not currently compete may introduce new products that may cause them to compete with us in the future.

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

Like most technology companies, we have a history of using employee stock-based incentive programs to recruit and retain our workforce in a competitive employment marketplace. Our success will depend in part upon the continued use of stock options, restricted stock units, deferred stock units and performance-based equity awards as a compensation tool. While this is a routine practice in many parts of the world, foreign exchange and income tax regulations in some countries make this practice more and more difficult. Such regulations tend to diminish the value of equity compensation to our employees in those countries. With regard to all equity based compensation, our current practice is to seek stockholder approval for increases in the number of shares available for grant under the Fairchild Semiconductor 2007 Stock Plan as well as other amendments that may be adopted from time to time which require stockholder approval. If these proposals do not receive stockholder approval, we may not be able to grant stock options and other equity awards to employees at the same levels as in the past, which could adversely affect our ability to attract, retain and motivate qualified personnel, and we may need to increase cash compensation in order to attract, retain and motivate employees, which could adversely affect our results of operations. Additionally, since 2009 we have relied almost exclusively on grants of restricted stock units and performance based equity awards in place of stock options. While we believe that our compensation policies are competitive with our peers, we cannot provide any assurance that we have not, and will not continue in the future to lose opportunities to recruit and retain key employees as a result of these changes.

Changes in forecasted stock-based compensation expense could impact our gross margin percentage, research and development expenses, marketing, general and administrative expenses and our tax rate.

We may face product warranty or product liability claims that are disproportionately higher than the value of the products involved.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several dollars, whereas the personal computer might be sold by the computer maker for several hundred dollars. Although we maintain rigorous quality control systems, we manufacture and sell approximately 16 billion individual semiconductor devices per year to customers around the world, and in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to published specifications. Additionally, while we attempt to contractually limit our customers’ use of our products, we cannot be certain that our distributors will not sell our products to customers who intend to use them in applications for which we did not intend them to be used. Since a defect or failure in one of our products could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. For example, in December of 2013, the customer of one of our distributors filed suit against us claiming damages of $30.0 million arising out of the purchase of $20,000 of our products. Furthermore, even though we attempt, through our standard terms and conditions of sale and other customer contracts, to contractually limit our liability to replace the defective goods or refund the purchase price, we cannot be certain that these claims will not expose us to potential product liability, warranty liability, personal injury or property damage claims relating to the use of those products. In the past, we have received claims for charges, such as for labor and other costs of replacing defective parts or repairing the products into which the defective products are incorporated, lost profits and other damages. In addition, our ability to reduce such liabilities, whether by contracts or otherwise, may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result.

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

Our international operations subject our company to risks not faced by domestic competitors

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 74% of our revenues in the six months ended June 29, 2014 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 5% of our revenue for the six months ended June 29, 2014.

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

We expect a significant portion of our production from our Suzhou, China facility will be exported out of China, however, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. For the second quarter of 2014, approximately 23% of the company’s total production is from the Suzhou facility. Our ability to operate in China may be adversely affected by changes in that country’s laws and regulations, including those relating to taxation, foreign exchange restrictions, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the U.S. could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

In addition to our currency exposure, we have interest rate exposure with respect to our credit facility due to its variable pricing. For example, for the year ended December 29, 2013, a 50 basis point increase in interest rates would have resulted in increased annual interest expense of $1.1 million. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would have been offset by an increase in interest income of $1.1 million on the cash and investment balances during 2013. We do not currently hedge our interest rate exposure and we can provide no assurance that a sudden increase in interest rates would not have a material impact on our financial performance.

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

At June 29, 2014, we had total debt of $200.1 million and the ratio of this debt to equity was approximately 0.2 to 1. As of June 29, 2014, our credit facility consists of a $400.0 million revolving line of credit. Adjusted for outstanding letters of credit, we had up to $199.4 million available under the revolving loan portion of the senior credit facility. In addition, there is a $300.0 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of June 29, 2014, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
Mar 31, 2014 - Apr 27, 2014	383,834	$13.14	383,834	$63.1
Apr 28, 2014 - May 25, 2014	3,118,950	$13.30	3,118,950	$121.6
May 26, 2014 - Jun 29, 2014	1,517,054	$14.56	1,517,054	$99.5

Total	5,019,838	$13.67	5,019,838	$99.5

On May 7, 2014, our board of directors authorized the repurchase of up to $100.0 million of the company’s common stock. This amount is in addition to the $100.0 million previously authorized and disclosed in December 2013. Share repurchases will be made from time to time in the open market or in privately negotiated transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934. During the quarter ended June 29, 2014 we repurchased approximately $68.6 million of common stock.

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

Item 6.	Exhibits

Exhibit No.	Description

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: August 8, 2014	/s/ Mark S. Frey
Mark S. Frey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer)