Form 10-Q
period 2014-09-28
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2014-11-06
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 28, 2014:

Title of Each Class	Number of Shares
Common Stock	118,771,532

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions)

(Unaudited)

	September 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$335.0	$417.8
Short-term marketable securities	0.2	0.1
Accounts receivable, net of allowances of $33.9 and $25.3 at September 28, 2014 and December 29, 2013, respectively	142.3	127.4
Inventories, net	253.2	228.1
Deferred income taxes, net of allowances	20.2	18.6
Other current assets	31.1	32.6

Total current assets	782.0	824.6
Property, plant and equipment, net	648.3	707.9
Deferred income taxes, net of allowances	36.7	30.9
Intangible assets, net	40.0	31.7
Goodwill	211.3	169.3
Long-term securities	2.2	2.2
Other assets	26.8	29.4

Total assets	$1,747.3	$1,796.0

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	110.8	95.8
Accrued expenses and other current liabilities	107.4	88.0

Total current liabilities	218.2	183.8
Long-term debt	200.1	200.1
Deferred income taxes	32.2	27.7
Other liabilities	37.1	20.3

Total liabilities	487.6	431.9
Commitments and contingencies
Temporary equity – deferred stock units	3.7	3.6
Stockholders’ equity:
Common stock	1.4	1.4
Additional paid-in capital	1,536.4	1,517.8
Accumulated deficit	(4.9)	(12.4)
Accumulated other comprehensive income (loss)	(2.8)	3.1
Less treasury stock at cost	(274.1)	(149.4)

Total stockholders’ equity	1,256.0	1,360.5

Total liabilities, temporary equity and stockholders’ equity	$1,747.3	$1,796.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share and percent data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Total revenue	$381.1	$364.6	$1,096.8	$1,064.3
Cost of sales	248.3	249.7	735.6	753.3

Gross margin	132.8	114.9	361.2	311.0

Gross margin %	34.8%	31.5%	32.9%	29.2%

Operating expenses:
Research and development	41.6	42.8	125.7	131.4
Selling, general and administrative	53.8	52.0	164.3	155.8
Amortization of acquisition-related intangibles	2.1	3.9	8.5	11.6
Restructuring, impairments, and other costs	31.7	3.5	42.5	8.1
Charge for (release of) litigation	—	—	4.4	(12.6)

Total operating expenses	129.2	102.2	345.4	294.3

Operating income	3.6	12.7	15.8	16.7

Other expense, net	1.5	1.4	5.2	7.6

Income before income taxes	2.1	11.3	10.6	9.1

(Benefit from) provision for income taxes	3.1	(0.8)	3.1	5.0

Net income (loss)	$(1.0)	$12.1	$7.5	$4.1

Net income (loss) per common share:
Basic	$(0.01)	$0.10	$0.06	$0.03

Diluted	$(0.01)	$0.09	$0.06	$0.03

Weighted average common shares:
Basic	119.5	127.3	122.5	127.4

Diluted	119.5	128.4	124.4	128.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net income (loss)	$(1.0)	$12.1	$7.5	$4.1
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	2.8	5.7	4.1	0.4
Net amount reclassified to earnings for hedging (1)	(1.7)	(0.9)	(6.7)	(2.9)
Net change associated with fair value of securities	—	(0.1)	0.1	(0.2)
Net change associated with pension transactions	—	—	0.1	—
Foreign currency translation adjustment	(3.2)	—	(3.5)	0.1

Total other comprehensive income (loss), net of tax	(2.1)	4.7	(5.9)	(2.6)

Comprehensive income (loss)	$(3.1)	$16.8	$1.6	$1.5

		Three Months Ended		Nine Months Ended
		September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
(1)	Net amount reclassified for cash flow hedges included in total revenue	$(0.6)	$(0.1)	$0.2	$(0.4)
	Net amount reclassified for cash flow hedges included in cost of sales	(0.9)	(0.6)	(5.2)	(2.1)
	Net amount reclassified for cash flow hedges included in selling, general and administrative	(0.2)	(0.3)	(1.7)	(0.5)
	Net amount reclassified for cash flow hedges included in research and development	—	0.1	—	0.1

	Total net amount reclassified to earnings for hedging	$(1.7)	$(0.9)	$(6.7)	$(2.9)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net income	$7.5	$4.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.5	109.6
Non-cash stock-based compensation expense	25.0	21.3
Non-cash restructuring and impairment expense	1.5	0.1
Non-cash interest income	—	(0.1)
Gain on sale of equity investment	(1.4)	—
Non-cash financing expense	0.9	0.7
Non-cash impairment of equity investment	—	3.0
Loss on disposal of property, plant and equipment	1.9	0.9
Deferred income taxes, net	(5.9)	(3.0)
Charge for (release of) litigation	4.4	(12.6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(13.7)	(35.9)
Inventories	(24.2)	(3.4)
Other current assets	0.8	2.4
Current liabilities	29.4	(10.0)
Other assets and liabilities, net	18.7	2.2

Net cash provided by operating activities	$147.4	$79.3

Cash flows from investing activities:
Maturity of marketable securities	—	0.1
Capital expenditures	(41.3)	(59.2)
Purchase of molds and tooling	(1.8)	(1.8)
Sale of equity investment	2.1	—
Acquisitions, net of cash acquired	(56.6)	—

Net cash used in investing activities	$(97.6)	$(60.9)

Cash flows from financing activities:
Repayment of long-term debt	(200.0)	(50.0)
Borrowing from revolving credit facility	200.0	—
Proceeds from issuance of common stock and from exercise of stock options, net	1.4	0.9
Purchase of treasury stock	(124.6)	(18.2)
Shares withheld for employees taxes	(7.7)	(8.8)
Debt financing costs	(1.7)	—

Net cash used in financing activities	$(132.6)	$(76.1)

Net change in cash and cash equivalents	(82.8)	(57.7)
Cash and cash equivalents at beginning of period	417.8	405.9

Cash and cash equivalents at end of period	$335.0	$348.2

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (the company) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the company’s Annual Report on Form 10-K for the year ended December 29, 2013. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in the company’s Annual Report on Form 10-K for the year ended December 29, 2013. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year. The company’s fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years compared to the usual 52 weeks. This additional week is included in the first quarter of the year. The company’s results for the nine months ended September 28, 2014 and September 29, 2013 both consisted of 39 weeks.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S (U.S. GAAP). requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, investments, intangible assets, and other long-lived assets, legal contingencies, and assumptions used in the calculation of income taxes and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity and foreign currency markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the financial statements in future periods.

The company’s functional currency for the majority of operations worldwide is the U.S. dollar, with the exception of certain newly acquired foreign subsidiaries, whose respective local currencies are designated as the functional currency. Accordingly, entities with U.S. dollar functional currencies record gains and losses from translation of foreign currency financial statements in current results. In addition, conversion of foreign currency cash and foreign currency transactions are included in current results. For entities with local currencies designated as the functional currency, translation adjustments that arise due to changes in the exchange rate between the functional currency and the reporting currency over the period are presented as a component of other comprehensive income in stockholders’ equity.

Note 2 – Financial Statement Details

	September 28, 2014	December 29, 2013
	(In millions)
Inventories, net
Raw materials	$44.2	$39.0
Work in process	134.8	122.6
Finished goods	74.2	66.5

Total inventories, net	$253.2	$228.1

	September 28, 2014	December 29, 2013
	(In millions)
Property, plant and equipment
Land and improvements	$19.8	$24.8
Buildings and improvements	397.6	399.1
Machinery and equipment	1,899.1	1,881.4
Construction in progress	47.4	63.8

Total property, plant and equipment	2,363.9	2,369.1
Less: accumulated depreciation	1,715.6	1,661.2

Total property, plant, and equipment, net	$648.3	$707.9

	September 28, 2014	December 29, 2013
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$63.9	$55.4
Accrued interest	—	0.3
Taxes payable	7.9	9.9
Restructuring	17.2	4.2
Other	18.4	18.2

Total accrued expenses and other current liabilities	$107.4	$88.0

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In millions)		(In millions)
Other expense, net
Interest expense	$1.5	$1.5	$4.9	$4.8
Interest income	(0.1)	(0.2)	(0.5)	(0.5)
Other, net	0.1	0.1	0.8	3.3

Other expense, net	$1.5	$1.4	$5.2	$7.6

Note 3 – Computation of Net Income (Loss) per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to potentially dilutive securities. There is no dilution when a net loss exists. Potentially dilutive common equivalent securities consist of stock options, performance units (PUs), deferred stock units (DSUs) and restricted stock units (RSUs). In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period using the treasury share method. Certain potential shares of the company’s outstanding stock options were excluded because they were anti-dilutive, but could be dilutive in the future. The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In millions, except per share data)
Basic:
Net income (loss)	$(1.0)	$12.1	$7.5	$4.1

Weighted average shares outstanding	119.5	127.3	122.5	127.4

Net income (loss) per share	$(0.01)	$0.10	$0.06	$0.03

Diluted:
Net income (loss)	$(1.0)	$12.1	$7.5	$4.1

Basic weighted average shares outstanding	119.5	127.3	122.5	127.4
Assumed exercise of common stock equivalents	—	1.1	1.9	1.4

Diluted weighted average common and common equivalent shares	119.5	128.4	124.4	128.8

Net income (loss) per share	$(0.01)	$0.09	$0.06	$0.03

Anti-dilutive common stock equivalents, non-vested stock, PSUs, DSUs, and RSUs	2.6	2.4	0.5	2.2

Note 4 – Supplemental Cash Flow Information

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(In millions)
Cash paid for:
Income taxes, net	$9.1	$9.2
Interest	$3.2	$3.7

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

The assets and liabilities measured at fair value on a recurring basis include securities and derivatives. Financial instruments classified as Level 1 are securities traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency-backed securities that are traded by dealers or brokers in active over-the-counter markets. Derivatives are classified as Level 2 financial instruments. There are no instruments classified as Level 3 in 2014.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 28, 2014.

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$2.2	$—	$2.2	$—
Liabilities	(0.6)	—	(0.6)	—

	$1.6	$—	$1.6	$—

Securities
Marketable securities	$2.4	$2.4	$—	$—

	$2.4	$2.4	$—	$—

Long-term debt is carried at amortized cost. However, the company is required to estimate the fair value of long-term debt. In order to calculate the fair market value of the loan, we have discounted the future payment stream at the current market rate. See Note 12 for more information on the credit facility.

	September 28, 2014		December 29, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-Term Debt:
Revolving credit facility	$200.0	$200.0	$200.0	$200.0

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

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness did not have a material impact on earnings for the nine months ended September 28, 2014.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. The company estimates that $1.7 million of net unrealized derivative gain included in AOCI will be reclassified into earnings within the next twelve months.

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

The tables below show the notional principal and the location and amounts of the derivative fair values in the consolidated balance sheets as of September 28, 2014 and December 29, 2013 as well as the location of derivative gains and losses in the statements of operations for the nine months ended September 28, 2014 and September 29, 2013. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of the end of the period and do not represent the amount of the company’s exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 28, 2014 and December 29, 2013. Although the following table reflects the notional principal and fair value of amounts of derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments.

The following tables present derivatives designated as hedging instruments.

	As of September 28, 2014				As of December 29, 2013
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges

Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$48.0	$2.1	$2.1	Current assets	$6.3	$0.3	$0.3
Derivatives for forecasted revenues	Current liabilities	—	—	—	Current liabilities	44.5	(1.1)	(1.1)
Derivatives for forecasted expenses	Current assets	29.7	0.1	0.1	Current assets	136.1	5.9	5.9
Derivatives for forecasted expenses	Current liabilities	149.3	(0.5)	(0.5)	Current liabilities	44.2	(0.8)	(0.8)

Total foreign exchange contract derivatives		$227.0	$1.7	$1.7		$231.1	$4.3	$4.3

	For the Nine Months Ended September 28, 2014			For the Nine Months Ended September 29, 2013
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)			(In millions)
Foreign Currency contracts	Revenue	$(0.2)	$(0.2)	Revenue	$0.4	$0.4
Foreign Currency contracts	Expenses	6.9	6.9	Expenses	2.5	2.5

		$6.7	$6.7		$2.9	$2.9

Gain (Loss) Recognized in OCI for Derivative Instruments (1)
Nine Months Ended September 28, 2014
(In millions)
Foreign exchange contracts	$(2.6)

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments.

	As of September 28, 2014			As of December 29, 2013
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)			(In millions)

Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Current assets	$2.5	$—	Current assets	$2.3	$—
Foreign Exchange Contracts	Current liabilities	23.1	(0.1)	Current liabilities	11.0	—

Total derivatives, net		$25.6	$(0.1)		$13.3	$—

	For the Nine Months Ended September 28, 2014		For the Nine Months Ended September 29, 2013
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
	(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$—	Revenue	$0.1
Foreign Exchange Contracts	Expenses	(0.2)	Expenses	(0.7)

Net gain (loss) recognized in income		$(0.2)		$(0.6)

The company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement is utilized. The gross amounts of the above assets and liabilities are as follows:

As of September 28, 2014		As of December 29, 2013
(In millions)		(In millions)
Gross Assets	$2.2	Gross Assets	$6.3
Gross Liabilities	(0.2)	Gross Liabilities	(0.1)

Current Assets	$2.0	Current Assets	$6.2

Gross Assets	$0.8	Gross Assets	$—
Gross Liabilities	(1.2)	Gross Liabilities	(1.9)

Current Liabilities	$(0.4)	Current Liabilities	$(1.9)

Note 7 – Securities

The company invests excess cash in marketable securities consisting primarily of money markets, commercial paper, corporate notes and bonds, and U.S. government securities.

All of the company’s securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of AOCI within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit-related are included in impairment of investments in the statement of operations. The non-credit component of impairment is included in AOCI. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. There were no sales of securities in the first nine months of 2014.

Securities are summarized as of September 28, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	0.1	—	—	0.1

Total short-term marketable securities	$0.2	$—	$—	$0.2

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$1.8	$0.2	$—	$2.0
Corporate debt securities	0.2	—	—	0.2

Total long-term securities	$2.0	$0.2	$—	$2.2

Securities are summarized as of December 29, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1
Corporate debt securities	—	—	—	—

Total short-term marketable securities	$0.1	$—	$—	$0.1

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Long-term available for sale securities:
U.S. Treasury securities and obligations of U.S. government agencies	$2.0	$0.1	$—	$2.1
Corporate debt securities	0.1	—	—	0.1

Total long-term securities	$2.1	$0.1	$—	$2.2

The following table presents the amortized cost and estimated fair market value of available-for-sale securities by contractual maturity as of September 28, 2014.

	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$0.2	$0.2
Due after one year through three years	0.5	0.5
Due after three years through ten years	1.0	1.2
Due after ten years	0.5	0.5

Total available-for-sale securities	$2.2	$2.4

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

The following table presents selected operating segment financial information for the three and nine months ended September 28, 2014 and September 29, 2013.

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In millions)		(In millions)
Revenue and Operating Income:
MCCC
Revenue	$147.6	$141.8	$420.5	$408.4
Operating income	36.6	26.3	94.5	61.6

PCIA
Revenue	196.8	187.4	571.9	550.7
Operating income	46.1	33.5	111.5	84.2

SDT
Revenue	36.7	35.4	104.4	105.2
Operating income	8.6	4.9	19.4	12.1

Corporate
Restructuring, impairments, and other costs	(31.7)	(3.5)	(42.5)	(8.1)
Stock-based compensation expense	(8.4)	(7.1)	(25.0)	(21.3)
Selling, general and administrative expense	(45.8)	(39.3)	(136.0)	(116.9)
Charge for (release of) litigation	—	—	(4.4)	12.6
Other (1)	(1.8)	(2.1)	(1.7)	(7.5)

Total Consolidated
Total revenue	$381.1	$364.6	$1,096.8	$1,064.3
Operating income	3.6	12.7	15.8	16.7
Other expense, net	1.5	1.4	5.2	7.6

Income before income taxes	$2.1	$11.3	$10.6	$9.1

(1)

Other during 2014 consists primarily of accelerated depreciation related to the scheduled closures of our Salt Lake and Penang manufacturing facilities and the 5-inch line at our Korea manufacturing facility. Other during 2013 consists primarily of accelerated depreciation on certain assets in our Salt Lake manufacturing facility.

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

MCCC revenue for the three and nine months ended September 28, 2014 includes $2.6 million and $8.2 million, respectively, of Xsens revenue.

Note 9 – Goodwill and Intangible Assets

The following table presents a summary of acquired intangible assets.

		As of September 28, 2014		As of December 29, 2013
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	3 - 15 years	$261.8	$(244.5)	$250.8	$(240.0)
Customer base	6 - 10 years	86.4	(76.5)	81.6	(73.6)
Core technology	10 - 15 years	15.7	(6.0)	15.7	(5.1)
In-Process research & development	10 years	3.3	(0.7)	2.8	(0.5)
Trademarks and trade names	5 years	0.6	(0.1)	—	—

Subtotal		367.8	(327.8)	350.9	(319.2)

Goodwill		211.3	—	169.3	—

Total identifiable intangible assets		$579.1	$(327.8)	$520.2	$(319.2)

The following table presents the carrying value of goodwill by reporting unit.

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 29, 2013
Goodwill	$162.0	$156.1	$54.5	$372.6
Accumulated impairment losses	—	(148.8)	(54.5)	(203.3)

	$162.0	$7.3	$—	$169.3

Xsens acquisition	$44.4	$—	$—	$44.4
Foreign exchange impact	$(2.4)	$—	$—	$(2.4)

Balance as of September 28, 2014
Goodwill	$204.0	$156.1	$54.5	$414.6
Accumulated impairment losses	—	(148.8)	(54.5)	(203.3)

	$204.0	$7.3	$—	$211.3

The following table presents the estimated amortization expense for intangible assets for the remainder of 2014 and for each of the four succeeding fiscal years.

Estimated Amortization Expense:	(In millions)
Remaining fiscal 2014	$2.2
Fiscal 2015	8.9
Fiscal 2016	8.0
Fiscal 2017	5.2
Fiscal 2018	4.1

Note 10 – Restructuring, Impairments and Other Costs

During the three and nine months ended September 28, 2014, the company recorded restructuring, impairment and other costs, net of releases, of $31.7 million and $42.5 million, respectively. The detail of these charges is presented in the summary tables below.

During the three and nine months ended September 29, 2013, the company recorded restructuring and impairment charges, net of releases, of $3.5 million and $8.1 million, respectively.

The 2014 Infrastructure Realignment Program consists of product line and sales organizational changes, costs associated with streamlining operations creating greater manufacturing flexibility and having a more balanced internal versus external production mix, and other related costs mainly associated with product qualification activities. During the three months ended September 28, 2014, the company announced its 2014 Manufacturing Footprint Consolidation Plan. The company will eliminate its internal five-inch and significantly reduce six-inch wafer fabrication lines and rationalize it’s assembly and test capacity, resulting in the closure of its manufacturing and assembly facilities in West Jordan, Utah and Penang, Malaysia, as well as the remaining five-inch wafer fabrication lines in Bucheon, South Korea. In addition to the amounts recorded in the summary below, the company expects to incur an additional $1.8 million in restructuring costs and an additional $17.0 million in accelerated depreciation costs to complete this program by the fourth quarter of fiscal year 2015.

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

The following table presents a summary of the activity in the company’s accrual for restructuring, impairment and other costs for the quarterly periods ended March 30, 2014, June 29, 2014, and September 28, 2014.

	Accrual Balance at 12/29/2013	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at 3/30/2014
	(In millions)
2011 Infrastructure Realignment Program:
Employee separation costs	$0.3	—	—	(0.2)	(0.1)	—	$—

2012 Infrastructure Realignment Program:
Employee separation costs	$0.2	—	—	—	(0.2)	—	$—
Lease termination costs	$0.1	—	—	—	—	—	$0.1

2013 Infrastructure Realignment Program:
Employee separation costs	$3.2	0.4	—	(0.1)	(2.4)	—	$1.1
Asset impairment costs	$—	0.5	—	—	—	(0.5)	$—
Line closure costs, other	$—	0.9	—	—	(0.9)	—	$—
Lease termination costs	$0.4	—	—	(0.2)	(0.1)	—	$0.1

2014 Infrastructure Realignment Program:
Employee separation costs	$—	2.8	—	—	(0.8)	—	$2.0
Asset impairment costs	$—	0.1	—	—	—	(0.1)	$—
Qualification costs	$—	—	1.9	—	(1.9)	—	$—

	$4.2	$4.7	$1.9	$(0.5)	$(6.4)	$(0.6)	$3.3

	Accrual Balance at 3/30/2014	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at 6/29/2014
	(In millions)
2011 Infrastructure Realignment Program:
Employee separation costs	$—	—	—	—	—	—	$—

2012 Infrastructure Realignment Program:
Employee separation costs	$—	—	—	—	—	—	$—
Lease termination costs	$0.1	—	—	—	—	—	$0.1

2013 Infrastructure Realignment Program:
Employee separation costs	$1.1	0.5	—	(0.1)	(1.2)	—	$0.3
Asset impairment costs	$—	—	—	—	—	—	$—
Line closure costs, other	$—	0.8	—	—	(0.8)	—	$—
Lease termination costs	$0.1	0.1	—	—	(0.1)	—	$0.1

2014 Infrastructure Realignment Program:
Employee separation costs	$2.0	1.5	—	—	(2.0)	—	$1.5
Asset impairment costs	$—	—	—	—	—	—	$—
Qualification costs	$—	—	1.9	—	(1.9)	—	$—

	$3.3	$2.9	$1.9	$(0.1)	$(6.0)	$—	$2.0

	Accrual Balance at 6/29/2014	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at 9/28/2014
	(In millions)
2011 Infrastructure Realignment Program:
Employee separation costs	$—	—	—	—	—	—	$—

2012 Infrastructure Realignment Program:
Employee separation costs	$—	—	—	—	—	—	$—
Lease termination costs	$0.1	—	—	—	(0.1)	—	$—

2013 Infrastructure Realignment Program:
Employee separation costs	$0.3	—	—	(0.2)	(0.1)	—	$—
Asset impairment costs	$—	—	—	—	—	—	$—
Line closure costs, other	$—	0.5	—	—	(0.5)	—	$—
Lease termination costs	$0.1	—	—	—	(0.1)	—	$—

2014 Infrastructure Realignment Program:
Employee separation costs	$1.5	28.4	—	(0.1)	(1.5)	—	$28.3
Asset impairment costs	$—	0.9	—	—	—	(0.9)	$—
Qualification costs	$—	—	2.2	—	(1.4)	—	$0.8

	$2.0	$29.8	$2.2	$(0.3)	$(3.7)	$(0.9)	$29.1

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

POWI 3: On November 4, 2009, Power Integrations filed a complaint for patent infringement against the company and two of its subsidiaries in the U.S. District Court for the Northern District of California alleging that several of its products infringe three of Power Integrations’ patents. Fairchild filed counterclaims asserting that Power Integrations infringed two Fairchild patents. A trial was held from February 10-27, 2014 on two Power Integrations’ patents and one Fairchild patent. On March 4, 2014, the jury returned a verdict finding that Fairchild willfully infringed both Power Integrations patents, awarding Power Integrations $105 million in damages, and finding that Power Integrations did not infringe the Fairchild patent. Both parties filed various post-trial motions to the verdict which were denied by the court with the exception of Fairchild’s motion to set aside the jury’s determination that it acted willfully. On September 9, 2014, the court granted the company’s motion and determined that, as a matter of law, its actions were not willful. As a result of the reversal of the original willfulness finding, the jury verdict will not be enhanced by the trial court.

The company will continue to challenge several aspects of the verdict during post-trial review and if necessary on appeal. The company believes the infringement findings were in error and failed to account for differences in the accused products. The company will also challenge the damages award, including with respect to the sufficiency of the damages evidence and Power Integrations’ unique damages theory. The company believes the damages award includes legal and evidentiary defects, some of which are similar to those that were the basis for a 2013 ruling by the U.S. Court of Appeals for the Federal Circuit, described above, in which the court of appeals vacated almost the entire amount of the damages award in the POWI 1 litigation. Although the company intends to vigorously contest the recent verdict, the facts and the evidence in this case are different from past cases and, as in all litigation, results are inherently uncertain. No assurance can be given that the company will achieve the same or a similar result following post-trial review and any appeal of this verdict as the company did following post-trial review and appeal of the POWI 1 verdict.

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

Other Legal Claims. From time to time the company is involved in legal proceedings in the ordinary course of business. The company believes it has valid defenses with respect to matters currently pending against it and intends to defend itself vigorously. For example, in December 2013, a customer of one of the company’s distributors filed suit against the company claiming damages of $30 million arising out of the purchase of $20,000 of the company’s products. The company is contesting that claim vigorously. The company believes that there is no such ordinary-course pending litigation that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations, or cash flows.

For matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss, in excess of amounts accrued for outstanding matters is $2.5 million to $18.9 million. The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what the company believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the company’s maximum exposure.

Note 12 – Long-Term Debt

Long-term debt consists of the following:

	As of September 28, 2014	As of December 29, 2013
	(In millions)
Revolving credit facility borrowings	$200.0	$200.0
Other debt	0.1	0.1

Total long-term debt	$200.1	$200.1

On September 26, 2014, the company entered into a new $400 million, five-year senior secured revolving credit facility. The facility primarily consists of the credit agreement dated as of September 26, 2014 among Fairchild, the lenders named therein and Bank of America, NA, as administrative agent. At closing, the company paid off all indebtedness under the prior credit facility using approximately $200 million of the proceeds provided by the new facility. The prior credit facility was terminated concurrent with the closing of the new facility. The new facility consists of a $400 million five-year revolving credit facility with a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swing line loans. The company has the ability to increase the facility from time to time by the addition of one or more tranches of incremental loans in the form of either (i) incremental term loan facilities or, (ii) incremental increases in the revolving credit facility.

The aggregate principal amount of all incremental facilities cannot exceed $300 million. After adjusting for outstanding letters of credit, the company had $199.4 million available under the credit facility. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. The company had additional outstanding letters of credit of $365,000 that do not fall under the senior credit facility. The company also had $3.5 million of undrawn credit facilities at certain of its foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

The company’s obligations under the facility are guaranteed by certain of its domestic subsidiaries and are secured by a pledge of 100% of the equity interests in our material domestic subsidiaries and 65% of the equity interests of certain of its first-tier non-U.S. subsidiaries. Additionally, the credit agreement contains affirmative and negative covenants that are customary for a senior secured credit agreement of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments, loans, guarantees and transactions with the company’s affiliates. The credit agreement contains only two financial covenants: (i) a maximum leverage ratio of total consolidated indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) for the trailing four consecutive quarters of 3.25 to 1.00 and (ii) a minimum interest coverage ratio of adjusted EBITDA to consolidated interest expense for the trailing four consecutive quarters of at least 3.0 to 1.0. Interest expenses and commitment fees for the facility are determined on a sliding scale and are based upon its then current leverage ratio. Interest expenses range from LIBOR plus 1.25% to a maximum rate of LIBOR plus 2.00% for Eurodollar rate loans. Unused commitment fees are calculated as a percentage of the entire facility and range between .20% at the low end of the range to a maximum rate of 0.35%. At September 28, 2014, the company was in compliance with all its covenants and expects to remain in compliance. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that the assumptions and expectations about business conditions, legal contingencies, expenses and cash flows for the remainder of the year may be inaccurate.

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

Note 14 – Acquisition

On January 21, 2014, the company completed the acquisition of Xsens Holding B.V. (Xsens), a privately held, high-performance sensor company in a share purchase transaction for approximately $57.8 million in cash. Xsens is a leading innovator in 3D motion tracking technology and products. Its sensor fusion technologies enable a seamless interaction between the physical and the digital world in consumer devices and professional applications such as 3D character animation, motion analysis, and industrial control & stabilization. The purpose of the acquisition was to grow revenue as their technology is complimentary to the company’s own sensor solutions.

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

Estimated Fair Value As of January 21, 2014
(In millions)
Fair value of consideration transferred:
Cash consideration to Xsens shareholders	$57.8

Preliminary allocation of consideration:
Cash and cash equivalents	$1.2
Inventories	0.8
Other current assets	4.6
Property, plant and equipment	0.3
Other assets	—
Intangible assets	17.6
Goodwill	44.4
Current liabilities	(8.0)
Deferred income taxes and other liabilities	(3.1)

Total consideration transferred	$57.8

The total cash flow impact of $56.6 million results from the $57.8 million cash payment offset by $1.2 million cash balance of Xsens at closing.

Identifiable intangible assets acquired and their estimated useful lives are as follows:

	As of January 21, 2014
	Asset amount (In millions)	Weighted Average useful life (in years)
Developed technology	$11.4	3
Customer base	5.0	4
Trademarks and trade names	0.6	5

Intangible assets subject to amortization	$17.0

In-process research and development	0.6

Total intangible assets	$17.6

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

Amortization expense associated with acquired intangible assets was approximately $0.8 million and $2.3 million, respectively, for the three and nine months ended September 28, 2014.

The remaining consideration, after adjusting for identifiable intangible assets and the net assets and liabilities recorded at fair value, was $44.4 million and was recorded as goodwill. This goodwill is attributed to Xsens’s product portfolio and workforce expertise. None of the goodwill related to the Xsens acquisition is deductible for tax purposes.

Note 15 – Common Stock Repurchases

On May 7, 2014, the board of directors authorized the repurchase of up to $100.0 million of the company’s common stock. This amount is in addition to the $100.0 million previously authorized and disclosed in December 2013. The repurchase program is funded using available cash. During the three and nine months ended September 28, 2014, the company repurchased 1,547,500 shares and 8,876,738 shares of common stock, respectively, under repurchase programs for $25.1 million and $124.3 million, respectively, at an average purchase price of $16.23 per share and $14.00 per share, respectively.

Note 16 – Subsequent Events

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

Overview

Fairchild executed well in the third quarter to deliver solid adjusted earnings growth and strong cash flow. We are managing the supply chain to maintain short lead times and lean, yet responsive inventory levels to better support our customers. This is particularly important entering the fourth quarter in which demand is seasonally lower as customers manage inventories tightly and often take shutdowns around the holidays. Our current backlog is lower than a quarter ago and we expect that sales will decline in the fourth quarter.

We increased our cash balance in the third quarter despite repurchasing approximately $25 million in stock. We repurchased more than 8.8 million of our outstanding shares of stock during the first three quarters and we plan to continue repurchasing our stock throughout the remainder of 2014.

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

We continually invest in our business to upgrade technologies, acquire new capabilities, and to fund research & development (R&D). We expect the transition to 8-inch wafer manufacturing for a greater percentage of our production will enable lower costs and improved margins for years to come. In addition, we are increasing our focus on streamlining operations, creating greater manufacturing flexibility and having a more balanced internal versus external production mix. We expect this process to enable significant improvements in manufacturing and financial performance beginning in the second half of 2015.

We strive to keep inventory as lean as possible while maintaining customer service. We prefer to maintain maximum flexibility by adjusting internal inventory in response to higher demand before adding more inventory to our distribution channels. At the end of the third quarter, our channel inventory was approximately 9 weeks after adjusting for end of life and catalog inventory, which is at the low end of our target range of 9 to 10 weeks. Internal inventory at the end of the third quarter was $253.2 million, 8 percent higher than the prior quarter, increasing to 94 days of inventory. About 1 day of this increase was due to a strategic inventory build to support the factory streamlining project.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements.

	Three Months Ended				Nine Months Ended
	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
	(Dollars in millions)
Total revenue	$381.1	100.0%	$364.6	100.0%	$1,096.8	100.0%	$1,064.3	100.0%
Gross margin	132.8	34.8%	114.9	31.5%	361.2	32.9%	311.0	29.2%

Operating expenses:
Research and development	41.6	10.9%	42.8	11.7%	125.7	11.5%	131.4	12.3%
Selling, general and administrative	53.8	14.1%	52.0	14.3%	164.3	15.0%	155.8	14.6%
Amortization of acquisition-related intangibles	2.1	0.6%	3.9	1.1%	8.5	0.8%	11.6	1.1%
Restructuring, impairments, and other costs	31.7	8.3%	3.5	1.0%	42.5	3.9%	8.1	0.8%
Charge for (release of) litigation	—	0.0%	—	0.0%	4.4	0.4%	(12.6)	-1.2%

Total operating expenses	129.2	33.9%	102.2	28.0%	345.4	31.5%	294.3	27.7%

Operating income	3.6	0.9%	12.7	3.5%	15.8	1.4%	16.7	1.6%

Other expense, net	1.5	0.4%	1.4	0.4%	5.2	0.5%	7.6	0.7%

Income before income taxes	2.1	0.6%	11.3	3.1%	10.6	1.0%	9.1	0.9%

(Benefit) provision for income taxes	3.1	0.8%	(0.8)	-0.2%	3.1	0.3%	5.0	0.5%

Net income (loss)	$(1.0)	-0.3%	$12.1	3.3%	$7.5	0.7%	$4.1	0.4%

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

	Three Months Ended				Nine Months Ended
	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
	(Dollars in millions)
Non GAAP Measures
Adjusted net income	$34.4		$21.4		$64.5		$21.1
Adjusted gross margin	134.6	35.3%	117.0	32.1%	363.0	33.1%	318.5	29.9%
Free cash flow	41.6		14.0		106.1		20.1

Reconciliation of Net Income (Loss) to Adjusted Net Income
Net income (loss)	(1.0)		12.1		7.5		4.1
Adjustments to reconcile net income (loss) to adjusted net income (loss):
Restructuring, impairments, and other costs	31.7		3.5		42.5		8.1
Gain on sale of equity investment	—		—		(1.4)		—
Write down of asset held for sale	—		—		1.9		—
Accelerated depreciation on assets related to fab closure	1.8		2.1		1.8		7.5
Write-off of equity investments	—		—		—		3.0
Charge for (release of) litigation	—		—		4.4		(12.6)
Amortization of acquisition-related intangibles	2.1		3.9		8.5		11.6
Associated net tax effects of the above and other acquisition-related intangibles	(0.2)		(0.2)		(0.7)		(0.6)

Adjusted net income	$34.4		$21.4		$64.5		$21.1

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$132.8		$114.9		$361.2		$311.0
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to fab closure	1.8		2.1		1.8		7.5

Adjusted gross margin	$134.6		$117.0		$363.0		$318.5

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$54.0		$33.1		$147.4		$79.3
Capital expenditures	(12.4)		(19.1)		(41.3)		(59.2)

Free cash flow	$41.6		$14.0		$106.1		$20.1

Total Revenue

	Three Months Ended				Nine Months Ended
	September 28,	September 29,	$ Change	% Change	September 28,	September 29,	$ Change	% Change
	2014	2013	Inc (Dec)	Inc (Dec)	2014	2013	Inc (Dec)	Inc (Dec)
	( Dollars in millions)				( Dollars in millions)

Revenue	$381.1	$364.6	$16.5	4.5%	$1,096.8	$1,064.3	$32.5	3.1%

Revenue in the third quarter and first nine months of 2014 was higher as compared to the same periods of 2013 primarily due to broad-based demand strength. Distribution sell through increased 9 percent and 8 percent, respectively, for the third quarter and first nine months of 2014 compared to the same periods of 2013 due to solid demand across a wide range of end markets. Sales increased sequentially in most of our major end markets in the third quarter.

Geographic revenue information is based on customer location within the indicated geographic region. The following table presents, as a percentage of total sales, geographic sales for the U.S., Other Americas, Europe, China, Taiwan, Korea and Other Asia/Pacific (which for our geographic reporting purposes includes Japan and Singapore) for the three and nine months ended September 28, 2014 and September 29, 2013. The increase in China’s revenue is primarily driven by strong demand from mobile customers. The decrease in Korea and Other Asia/Pacific revenue is due to weaker demand from a significant customer.

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
U.S.	9%	9%	9%	9%
Other Americas	1	2	1	2
Europe	15	14	15	14
China	40	37	39	35
Taiwan	13	11	12	12
Korea	4	6	5	7
Other Asia/Pacific	18	21	19	21

Total	100%	100%	100%	100%

Gross Margin

	Three Months Ended				Nine Months Ended
	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
	( Dollars in millions)				( Dollars in millions)
Gross Margin	$132.8	$114.9	$17.9	15.6%	$361.2	$311.0	$50.2	16.1%
Gross Margin %	34.8%	31.5%		3.3%	32.9%	29.2%		3.7%

The increase in gross margin for the third quarter and first nine months of 2014 as compared to the same periods in 2013 was driven by higher factory loadings and improved manufacturing execution partially offset by the annual merit increase.

Adjusted Gross Margin

	Three Months Ended				Nine Months Ended
	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
	( Dollars in millions)				( Dollars in millions)
Adjusted Gross Margin	$134.6	$117.0	$17.6	15.0%	$363.0	$318.5	$44.5	14.0%
Adjusted Gross Margin %	35.3%	32.1%		3.2%	33.1%	29.9%		3.2%

Adjusted gross margin in the three and nine months ended September 28, 2014 did not include $1.8 million in accelerated depreciation related to the manufacturing consolidation project currently in progress. Adjusted gross margin for the three and nine months ended September 29, 2013 did not include $2.1 million and $7.5 million, respectively, of accelerated depreciation related to the planned closure of the 8-inch line at our Salt Lake facility.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
	( Dollars in millions)				( Dollars in millions)
Research and development	$41.6	$42.8	$(1.2)	-2.8%	$125.7	$131.4	$(5.7)	-4.3%
Selling, general and administrative	$53.8	$52.0	$1.8	3.5%	$164.3	$155.8	$8.5	5.5%

R&D expenses for the third quarter and first nine months of 2014 were lower as compared to the same period in 2013 due to spending controls and a one-time reduction in benefit costs partially offset by the annual merit increase and higher variable compensation. Selling, general and administrative expenses for the third quarter and first nine months of 2014 were higher as compared to the same period in 2013 primarily due to higher legal spending, the impact of a recent acquisition, higher variable compensation and the annual merit increase partially offset by spending controls and a one-time reduction in benefit costs.

Restructuring, Impairment and Other Costs. During the three and nine months ended September 28, 2014, we recorded restructuring, impairment charges, and other costs, net of releases, of $31.7 million and $42.5 million, respectively. The third quarter charges include $28.4 million of employee separation costs, $0.9 million of asset impairments, and $2.2 million of qualification costs associated with the 2014 Infrastructure Realignment Program, as well as $0.5 million of line closure and other costs associated with the 2013 Infrastructure Realignment Program.

These costs were partly offset by reserve releases of $0.2 million and $0.1 million of employee separation costs associated with the 2013 and 2014 Infrastructure Realignment Programs, respectively. The second quarter charges include $1.5 million of employee separation costs, and $1.9 million of qualification costs associated with the 2014 Infrastructure Realignment Program as well as $0.5 million of employee separation costs, $0.1 million of lease termination costs, and $0.8 million of line closure and other costs associated with the 2013 Infrastructure Realignment Program. These costs were partly offset by reserve releases of $0.1 million of employee separation costs associated with the 2013 Infrastructure Realignment Program. The first quarter charges include $3.2 million of employee separation costs, $0.6 million of asset impairments, $0.9 million of line closure costs and $1.9 million of qualification costs associated with the 2013 and 2014 Infrastructure Realignment Programs. It is partly offset by reserve releases of $0.2 million of employee separation costs associated with the 2011 Infrastructure Realignment Program, as well as $0.1 million of employee separation costs and $0.2 million of lease termination costs which are both associated with the 2013 Infrastructure Realignment Program.

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

The 2014 Infrastructure Realignment Program consists of product line and sales organizational changes, costs associated with streamlining operations creating greater manufacturing flexibility and having a more balanced internal versus external production mix, and other related costs mainly associated with product qualification activities. During the three months ended September 28, 2014, the company announced its 2014 Manufacturing Footprint Consolidation Plan. The company will eliminate its internal five-inch and significantly reduce six-inch wafer fabrication lines and rationalize it’s assembly and test capacity, resulting in the closure of its manufacturing and assembly facilities in West Jordan, Utah and Penang, Malaysia, as well as the remaining five-inch wafer fabrication lines in Bucheon, South Korea. The company expects to incur an additional $1.8 million in restructuring costs and an additional $17.0 million in accelerated depreciation costs to complete this program by the fourth quarter of fiscal year 2015.

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

Other Expense, net

The following table presents a summary of other expense, net for the three and nine months ended September 28, 2014 and September 29, 2013.

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(In millions)
Other expense, net
Interest expense	$1.5	$1.5	$4.9	$4.8
Interest income	(0.1)	(0.2)	(0.5)	(0.5)
Other, net	0.1	0.1	0.8	3.3

Other expense, net	$1.5	$1.4	$5.2	$7.6

Interest expense. Interest expense in the third quarter and first nine months of 2014 is flat when compared to the same periods in 2013.

Interest income. Interest income in the third quarter and first nine months of 2014 is flat when compared to the same periods in 2013.

Other, net. Other expense in the first nine months of 2014 includes the loss on disposal of a fixed asset and the gain on the sale of an equity investment. Other expense in the first nine months of 2013 includes the write-off of a $3.0 million strategic investment.

Income Taxes

The income tax provision in the third quarter and first nine months of 2014 was $3.1 million and $3.1 million, respectively on income before taxes of $2.1 million and $10.6 million, respectively, as compared to income tax provision (benefit) of $(0.8) million and $5.0 million, respectively, on income before taxes of $11.3 million and $9.1 million, respectively, for the comparable periods of 2013. The effective tax rate for the third quarter and first nine months of 2014 was 147.1% and 29.3%, respectively, compared to (7.1%) and 54.9%, respectively, for the comparable periods of 2013. The change in the effective tax rate for the third quarter is primarily due to the effect of a non-cash revaluation of deferred assets due to the strengthening of the Korean Won in 2013 as well as unfavorable tax treatment of restructuring expenses incurred in Malaysia during the third quarter of 2014. The change in the first nine month’s effective tax rate, while impacted by foreign exchange rates and the tax treatment of restructuring expenses, was primarily driven by changes in the distribution of profits among legal jurisdictions with differing tax rates. In the first nine months of 2014, the valuation allowance on the company’s deferred tax assets decreased by $11.8 million as deferred tax assets decreased primarily due to U.S. profits before tax. The overall decrease did not impact our results of operations.

In accordance with the Income Taxes Topic in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of September 28, 2014, we have recorded a deferred tax liability of $2.8 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow

	Three Months Ended				Nine Months Ended
	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Free Cash Flow	$41.6	$14.0	$27.6	197.1%	$106.1	$20.1	$86.0	427.9%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow for the third quarter of 2014 increased as compared to the same period in 2013 primarily due to the increase in operating cash flow driven by changes in other working capital accounts as well as lower capital expenditures. Free cash flow for the first nine months of 2014 increased as compared to the same period in 2013 primarily due to an increase in operating cash flow driven by higher net income, the charge for (release of) litigation, the changes in other working capital accounts, and lower capital expenditures. See Free Cash Flow reconciliation in results of operations section above.

Reportable Segments

The following tables present comparative disclosures of revenue, gross margin, and operating income of our reportable segments.

	Three Months Ended
	September 28, 2014					September 29, 2013
	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)
MCCC	$147.6	38.7%	$61.1	41.4%	$36.6	$141.8	38.9%	$54.9	38.7%	$26.3
PCIA	196.8	51.6%	65.5	33.3%	46.1	187.4	51.4%	56.6	30.2%	33.5
SDT	36.7	9.6%	9.4	25.6%	8.6	35.4	9.7%	6.7	18.9%	4.9
Corporate (1,2)	—	—	(3.2)	—	(87.7)	—	—	(3.3)	—	(52.0)

Total	$381.1	100.0%	$132.8	34.8%	$3.6	$364.6	100.0%	$114.9	31.5%	$12.7

	Three Months Ended
(1)	September 28, 2014	September 29, 2013
Non-cash stock-based compensation expense	$1.5	$1.2
Accelerated depreciation on assets related to line closure	1.8	2.1
Other	(0.1)	—

Corporate gross margin total	$3.2	$3.3

	Three Months Ended
(2)	September 28, 2014	September 29, 2013
Non-cash stock-based compensation expense	$8.4	$7.1
Restructuring, impairments, and other costs	31.7	3.5
Accelerated depreciation on assets related to line closure	1.8	2.1
Selling, general and administrative expense	45.8	39.3

Corporate operating expense total	$87.7	$52.0

	Nine Months Ended
	September 28, 2014					September 29, 2013
	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)
MCCC	$420.5	38.3%	$170.6	40.6%	$94.5	$408.4	38.4%	$148.7	36.4%	$61.6
PCIA	571.9	52.1%	174.3	30.5%	111.5	550.7	51.7%	155.2	28.2%	84.2
SDT	104.4	9.5%	22.0	21.1%	19.4	105.2	9.9%	18.1	17.2%	12.1
Corporate (1,2)	—	—	(5.7)	—	(209.6)	—	—	(11.0)	—	(141.2)

Total	$1,096.8	100.0%	$361.2	32.9%	$15.8	$1,064.3	100.0%	$311.0	29.2%	$16.7

	Nine Months Ended
(1)	September 28, 2014	September 29, 2013
Non-cash stock-based compensation expense	$4.0	$3.6
Accelerated depreciation on assets related to line closure	1.8	7.5
Other	(0.1)	(0.1)

Corporate gross margin total	$5.7	$11.0

	Nine Months Ended
(2)	September 28, 2014	September 29, 2013
Non-cash stock-based compensation expense	$25.0	$21.3
Restructuring, impairments, and other costs	42.5	8.1
Accelerated depreciation on assets related to line closure	1.8	7.5
Charge for (release of) litigation	4.4	(12.6)
Selling, general and administrative expense	136.0	116.9
Other	(0.1)	—

Corporate operating expense total	$209.6	$141.2

MCCC

	Three Months Ended				Nine Months Ended
	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Revenue	$147.6	$141.8	$5.8	4.1%	$420.5	$408.4	$12.1	3.0%
Gross Margin	$61.1	$54.9	$6.2	11.3%	$170.6	$148.7	$21.9	14.7%
Gross Margin %	41.4%	38.7%		2.7%	40.6%	36.4%		4.2%
Operating Income	$36.6	$26.3	$10.3	39.2%	$94.5	$61.6	$32.9	53.4%

MCCC revenue in the third quarter and first nine months of 2014 was higher as compared to the same periods of 2013 due to higher power management product sales into computing and mobile end markets. Higher gross margin was driven by better manufacturing execution and improved product mix.

MCCC operating income in the third quarter and first nine months of 2014 increased from the same period of 2013 due primarily to higher sales and increased gross margin coupled with ongoing cost controls.

PCIA

	Three Months Ended				Nine Months Ended
	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Revenue	$196.8	$187.4	$9.4	5.0%	$571.9	$550.7	$21.2	3.8%
Gross Margin	$65.5	$56.6	$8.9	15.7%	$174.3	$155.2	$19.1	12.3%
Gross Margin %	33.3%	30.2%		3.1%	30.5%	28.2%		2.3%
Operating Income	$46.1	$33.5	$12.6	37.6%	$111.5	$84.2	$27.3	32.4%

PCIA revenue in the third quarter and first nine months of 2014 was higher as compared to the same periods of 2013 due to strong automotive end market demand coupled with steady growth in the industrial and appliance markets. Gross margin was also higher due primarily to better manufacturing execution and higher factory loading.

Higher PCIA operating income in the third quarter and first nine months of 2014 as compared to the same periods in 2013 was due primarily to higher sales and increased gross margin coupled with ongoing cost controls.

SDT

	Three Months Ended				Nine Months Ended
	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)	September 28, 2014	September 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Revenue	$36.7	$35.4	$1.3	3.7%	$104.4	$105.2	$(0.8)	-0.8%
Gross Margin	$9.4	$6.7	$2.7	40.3%	$22.0	$18.1	$3.9	21.5%
Gross Margin %	25.6%	18.9%		6.7%	21.1%	17.2%		3.9%
Operating Income	$8.6	$4.9	$3.7	75.5%	$19.4	$12.1	$7.3	60.3%

SDT revenue increased in the third quarter of 2014 but was slightly lower in the first nine months of 2014 as compared to the same periods in 2013 due to normal pricing actions as we selectively manage this business. Higher gross margin during the third quarter and first nine months of 2014 as compared to the same periods in 2013 was due to better manufacturing execution and continued pricing actions to manage the business.

The increase in SDT operating income in the third quarter and first nine months of 2014 as compared to the same periods in 2013 was primarily due to increased gross margin coupled with ongoing cost controls.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of September 28, 2014, $134.4 million of our $337.4 million of cash and marketable securities balance was located in the United States. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

On September 26, 2014, we entered into a new $400 million, five-year senior secured revolving credit facility. The facility primarily consists of the credit agreement dated as of September 26, 2014 among Fairchild, the lenders named therein and Bank of America, NA, as administrative agent. At closing, we paid off all indebtedness under the prior credit facility using approximately $200 million of the proceeds provided by the new facility. The prior credit facility was terminated concurrent with the closing of the new facility. The new facility consists of a $400 million five-year revolving credit facility with a $50 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for swing line loans. We have the ability to increase the facility from time to time by the addition of one or more tranches of incremental loans in the form of either (i) incremental term loan facilities or, (ii) incremental increases in the revolving credit facility. The aggregate principal amount of all incremental facilities cannot exceed $300 million. After adjusting for outstanding letters of credit, we had $199.4 million available under the credit facility. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. We had additional outstanding letters of credit of $365,000 that do not fall under the senior credit facility. We also had $3.5 million of undrawn credit facilities at certain of our foreign subsidiaries. These outstanding amounts do not impact available borrowings under the senior credit facility.

Our obligations under the facility are guaranteed by certain of our domestic subsidiaries and are secured by a pledge of 100% of the equity interests in our material domestic subsidiaries and 65% of the equity interests of certain of our first-tier non-U.S. subsidiaries. Additionally, the credit agreement contains affirmative and negative covenants that are customary for a senior secured credit agreement of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments, loans, guarantees and transactions with the company’s affiliates. The credit agreement contains only two financial covenants: (i) a maximum leverage ratio of total consolidated indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) for the trailing four consecutive quarters of 3.25 to 1.00 and (ii) a minimum interest coverage ratio of adjusted EBITDA to consolidated interest expense for the trailing four consecutive quarters of at least 3.0 to 1.0. Interest expenses and commitment fees for the facility are determined on a sliding scale and are based upon our then current leverage ratio. Interest expenses range from LIBOR plus 1.25% to a maximum rate of LIBOR plus 2.00% for Eurodollar rate loans. Unused commitment fees are calculated as a percentage of the entire facility and range between .20% at the low end of the range to a maximum rate of 0.35%. At September 28, 2014, we were in compliance with all our covenants and we expect to remain in compliance. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A, and include, among others, the risk that our assumptions and expectations about business conditions, legal contingencies, expenses and cash flows for the remainder of the year may be inaccurate.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity securities would cause dilution to our existing stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.

During the first nine months of 2014, our cash provided by operating activities was $147.4 million compared to cash provided by operating activities of $79.3 million in the same period of 2013. The following table presents a summary of net cash provided by operating activities during the first nine months of 2014 and 2013.

	Nine Months Ended
	September 28, 2014	September 29, 2013
	(In millions)

Net income (loss)	$7.5	$4.1
Depreciation and amortization	102.5	109.6
Non-cash stock-based compensation	25.0	21.3
Non-cash restructuring and impairments	1.5	—
Deferred income taxes, net	(5.9)	(3.0)
Charge for (release of) litigation	4.4	(12.6)
Other, net	1.4	4.6
Change in other working capital accounts	11.0	(44.7)

Net cash provided by operating activities	$147.4	$79.3

The increase in cash provided by operating activities during the first nine months of 2014 as compared to the same period of 2013 was primarily driven by the increase in net income, the impact of the litigation charge in the current period compared to the release of the litigation accrual during the same period in 2013, as well as changes in the other working capital accounts.

Cash used in investing activities during the first nine months of 2014 totaled $97.6 million compared to $60.9 million for the same period of 2013. This increase was driven by the acquisition of a private sensor company during the period, partly offset by lower capital expenditures.

Cash used in financing activities totaled $132.6 million in the first nine months of 2014 compared to $76.1 million in the same period of 2013. The increase was mainly due to additional stock repurchases during 2014 and the debt repayment of $50.0 million in 2013.

As of September 28, 2014, we have $3.4 million of unrecognized tax benefits, compared to approximately $3.3 million at December 29, 2013. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective of cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update (ASU 2014-15) Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This statement is effective for fiscal years beginning after December 15, 2017. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial position and results of operations and statements of cash flows.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of September 28, 2014, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

We continue to implement cost reduction initiatives to keep pace with the evolving economic and competitive conditions. Most recently, we announced our intention to close our Salt Lake and Penang manufacturing facilities and the 5-inch line at our Korea manufacturing facility.

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

Distributors accounted for 63% of our net sales for the nine months ended September 28, 2014. We anticipate that this percentage may decrease as we begin to sell more products directly to our customers. Our top five distributors worldwide accounted for 20% of our net sales for the nine months ended September 28, 2014. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Additionally, because distributors may offer competing products, certain distributors may be less inclined to sell our products as our direct sales increase. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Our international operations subject our company to risks not faced by domestic competitors

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 75% of our revenues in the nine months ended September 28, 2014 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 5% of our revenue for the nine months ended September 28, 2014.

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

We expect a significant portion of our production from our Suzhou, China facility will be exported out of China, however, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. For the third quarter of 2014, approximately 21% of the company’s total production is from the Suzhou facility. Our ability to operate in China may be adversely affected by changes in that country’s laws and regulations, including those relating to taxation, foreign exchange restrictions, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the U.S. could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

At September 28, 2014, we had total debt of $200.1 million and the ratio of this debt to equity was approximately 0.2 to 1. As of September 28, 2014, our credit facility consists of a $400.0 million revolving line of credit. Adjusted for outstanding letters of credit, we had up to $199.4 million available under the revolving loan portion of the senior credit facility. In addition, there is a $300.0 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of September 28, 2014, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
June 30, 2014 - July 27, 2014	249,000	$16.27	249,000	$95.5
July 28, 2014 - Aug 24, 2014	645,000	$15.32	645,000	$85.6
Aug 25, 2014 - Sept 28, 2014	653,500	$17.10	653,500	$74.4

Total	1,547,500	$16.23	1,547,500	$74.4

On May 7, 2014, our board of directors authorized the repurchase of up to $100.0 million of the company’s common stock. This amount is in addition to the $100.0 million previously authorized and disclosed in December 2013. Share repurchases will be made from time to time in the open market or in privately negotiated transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934. During the quarter ended September 28, 2014 we repurchased approximately $25.1 million of common stock.

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

Item 6.	Exhibits

Exhibit No.	Description

10.37	Credit Agreement dated as of September 26, 2014, among Fairchild Semiconductor International, Inc. as borrower, the lenders therein and Bank of America N.A., as administrative agent.

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fairchild Semiconductor International, Inc.

Date: November 6, 2014	/s/ Mark S. Frey
Mark S. Frey
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Accounting Officer)