Form 10-K
period 2014-12-28
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2015-02-26
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2014 was $1,841,259,389

The number of shares outstanding of the Registrant’s Common Stock as of February 20, 2015 was 117,090,937

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2015 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Except as otherwise indicated in this Annual Report on Form 10-K, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual subsidiaries where appropriate.

Our fiscal year ends on the last Sunday in December. The years ended December 28, 2014, December 29, 2013, and December 30, 2012 consist of 52 weeks, 52 weeks, and 53 weeks, respectively.

General

We are focused on developing, manufacturing and selling highly efficient power management solutions utilizing our deep expertise in power analog and discrete design as well as advanced packaging. We also make certain non-power semiconductor and MEMS-based solutions. Our products are used in a wide variety of end market applications including industrial, home appliance, automotive, mobile, server and cloud computing, lighting, and consumer electronics. We believe that our focus on the power market, our diverse end market exposure and our strong penetration into the growing Asian region provides us with excellent opportunities to expand our business.

With a history dating back approximately 50 years, the original Fairchild was one of the founders of the semiconductor industry. Established in 1959 as a provider of memory and logic semiconductors, the Fairchild Semiconductor business was acquired by Schlumberger Limited in 1979 and by National Semiconductor Corporation in 1987. In March 1997, as part of its recapitalization, much of the Fairchild Semiconductor business was sold to a new, independent company-Fairchild Semiconductor Corporation.

Products and Technology

Two of our product segments are organized by the end markets they support and include: (1) Mobile, Computing, Consumer and Communication (MCCC) and (2) Power Conversion, Industrial and Automotive (PCIA). Our third reportable segment is Standard Discrete and Standard Linear (SDT), which contains a wide array of mature, standard products.

We develop a wide range of power and signal path products that are primarily focused on enabling greater energy efficiency in industrial, appliance, cloud computing, and automotive applications. The mobile applications market including smart phones and tablets are also a key area of product design for us. We invest in wafer fabrication and packaging technology to support the development of these innovative products. In 2013, we opened our new 8-inch wafer fabrication site in Bucheon, Korea and expect to gradually load this plant with a combination of new products and existing devices transferred from older, less efficient factories.

Mobile, Computing, Consumer and Communication (MCCC)

We design, manufacture and market high-performance analog components, mixed signal integrated circuits, and low voltage power metal oxide semiconductor field effect transistors (MOSFETs) for mobile, consumer, computing, and communication applications. We have a leadership position in the power MOSFET market with our portfolio of PowerTrench® technology products. Our analog and mixed signal products are focused on the mobile, server and cloud computing end markets and are the primary growth engine for the MCCC group.

Our development of new products for the mobile market is largely driven by evolving end-system requirements such as extending battery life, improving audio quality, and USB connections. The drive for more features and capabilities in smart phones drives the demand for higher performance of our products in the smallest form factor possible. Major competitors include Analog Devices, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., ON Semiconductor Corporation, ST Microelectronics N.V., Infineon Technologies AG, and Texas Instruments Inc.

Analog products monitor, interpret, and control continuously variable functions such as light, color, sound, and energy. Frequently, they form the interface with the digital world. We provide a wide range of analog products that perform such tasks as voltage regulation, audio amplification, power and signal switching and system management. Analog voltage regulation circuits are used to provide constant voltages as well as step up or step down voltage levels on a circuit board. These products enable improvements in power efficiency, lighting management, and improve charge times in ultra-portable products. These products are used in a variety of mobile, computing, communications, and consumer applications.

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

Our power MOSFETs are primarily used in power delivery and power control applications. Power delivery and control applications are ubiquitous across computing, mobile, consumer electronic and communication infrastructure markets. We produce advanced low voltage and medium voltage MOSFETs under our PowerTrench® brands. Examples of applications where our advanced power MOSFETs are used include smart phones, tablets, notebook PCs, high performance gaming, home entertainment systems, servers, data communication, and routers where our products enable efficient power delivery. This enables longer battery life, lower power consumption and better thermal performance of our customers’ products.

Power Conversion, Industrial and Automotive (PCIA)

We design, manufacture and market analog and mixed signal integrated circuits (ICs), multi-chip smart power modules and discrete power products that provide a broad range of power conversion and power management functions to a diverse set of end market applications including industrial, home appliances, automotive, mobile, server and cloud computing and consumer electronics. Our power solutions typically convert a semi-regulated energy source (AC-alternating current or DC-direct current) to a regulated output for electronic systems (AC-DC, DC-AC, and DC-DC conversion). Our discrete devices are individual diodes or transistors that perform power switching, power conditioning and signal amplification functions in electronic circuits. Our analog and mixed signal ICs are used to control discrete semiconductors in applications such as power switching, conditioning, signal amplification, power distribution, and power consumption. Driving the demand and growth of our business is the increasing need for higher efficiency and higher power density for space savings. We manufacture discrete products using state-of-the-art vertical Diffusion Metal Oxide Semiconductor (DMOS) MOSFETs, Insulated Gate Bipolar Transistors (IGBT), Bipolar and ultrafast rectifier technologies. We manufacture analog and mixed signal ICs using a variety of bipolar (Bi), complementary metal oxide (CMOS), BiCMOS, and bipolar/CMOS/DMOS (BCDMOS) state-of-the-art processes up to 1200V and down to 0.35µm (microns) minimum geometry. Major competitors include Infineon Technologies AG, ST Microelectronics N.V., Toshiba Corporation, Mitsubishi Corporation, Texas Instruments, Inc., Power Integrations, Inc., ON Semiconductor Corporation, NXP Semiconductors N.V., Alpha & Omega Semiconductor, Ltd. and Vishay Intertechnology, Inc.

Power MOSFETs are used in applications to switch, shape or transfer energy. These products are used in a variety of high-growth applications including solar inverters, uninterruptible power supplies (UPS), data centers & communications, motors, lighting, automotive, computing, displays, and industrial supplies. We produce advanced power MOSFETs under our SupreMOS®, SuperFET®, PowerTrench®, UniFET® and QFET® brands.

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

Rectifier products work with IGBTs and MOSFETs in many applications to provide power conversion and conditioning. Our premier product is the STEALTHTM rectifier, providing industry leading performance and efficiencies in data communications, industrial power supply, displays, TVs, and motor applications.

Leveraging our power MOSFET and IGBT technologies, we also design and manufacture modules for the industrial, automotive, and home appliance end markets which are growing with the worldwide need to improve efficiency, increase power density, and conserve energy.

We design, manufacture, and sell a family of proprietary, high-performance SPM® brand smart power module products targeted at various end applications in consumer white goods and industrial applications such as room air conditioners, industrial power supplies, solar inverters, pumps, and industrial motors. These are multi-chip modules containing up to 28 components in a single package that includes diodes, power discrete IGBTs or MOSFETs, high voltage power management driver ICs, and current and temperature sensors. Similar modules, called Automotive Power Modules (APMs), are used in automotive applications. These innovative products provide customers with a fully integrated power management solution designed to increase power efficiency, power density, system reliability, system functionality, and reduce engineering development time.

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

Standard Diodes and Transistors products cover a wide range of semiconductor products including: MOSFET, junction field effect transistors (JFETs), high power bipolar, discrete small signal transistors, Zener diodes, rectifiers, bridge rectifiers, Schottky devices and diodes. Our parts can be found in a wide range of applications however our portfolio is focused on general power switching, power conditioning, circuit protection, and signal amplification functions supporting the computing, industrial, mobile, ultra-portable, and consumer markets. The portfolio is enhanced with single and multi-chip solutions in industry leading small packages that add value with performance and minimal footprint on the PCB. Major competitors include Infineon Technologies AG, Diodes Incorporated, NXP Semiconductors N.V., ST Microelectronics N.V., ON Semiconductor Corporation and Vishay Intertechnology, Inc.

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

Sales, Marketing and Distribution

In 2014, we derived approximately 63%, 30% and 7% of our net sales from distributors, original equipment manufacturers (OEMs), and electronic design and manufacturing services (EMS) customers, respectively, through our regional sales organizations. Our top five distributors worldwide accounted for 37% of our net sales for the year ended December 28, 2014. We operate regional sales organizations in Europe, with principal offices in Munich, Germany; the Americas, with principal offices in San Jose, CA; the Asia/Pacific region (which for these purposes excludes Japan and South Korea), with principal offices in Hong Kong; Japan, with principal offices in Tokyo; and South Korea, with principal offices in Seoul. A discussion of revenue by geographic region for each of the last three years can be found in Item 8, Note 18 Operating Segments and Geographic Information to the consolidated financial statements of this report. Each of the regional sales organizations is supported by the supply chain organization, which manages independently operated warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through warehouses that are owned and operated by us or by a third party provider.

We have dedicated direct sales organizations operating in Europe, the Americas, the Asia/Pacific region, Japan and Korea that serve our major OEM and EMS customers. We also have a large network of distributors and independent manufacturer’s representatives to distribute and sell our products around the world. We believe that using a combination of our highly focused, direct sales force selling products for all of our businesses, combined with an extensive network of distributors and manufacturer’s representatives, is the most efficient way to serve our multi-market customer base. Our marketing organization creates demand for our solutions with integrated marketing programs aligned with the sales process and business priorities. Additionally, product line marketing specifically focuses on tactical and strategic marketing for their product and application focus, and marketing personnel located in each of the sales regions provides regional direction and support for products and end applications as applicable for their region.

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

Research and Development

Our expenditures for research and development (R&D) for 2014, 2013 and 2012 were $165.8 million, $171.6 million and $156.9 million, respectively. These expenditures represented 11.6%, 12.2%, and 11.2% of revenue for 2014, 2013 and 2012, respectively. We invest in the development and design of a wide range of power and non-power integrated and discrete products. Analog and integrated solutions require significant design resources to continuously improve performance, increase integration and meet customers deign challenges. Advanced silicon processing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed, higher power density and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology for our classes of products. Our R&D efforts continue to be focused in part on innovative packaging solutions that make use of new assembly methods and high performance packaging materials, as well as in exclusive and patent protected transistor structure development. We are also using our R&D resources to characterize and apply new materials in both our packaging and semiconductor device processing efforts.

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

Manufacturing

We operate seven manufacturing facilities, four of which are “front-end” wafer fabrication plants in the U.S. and South Korea, and three of which are “back-end” assembly and test facilities in Asia. Information about our property, plant and equipment by geographic region for each of the last three years can be found in Item 8, Note 18 Operating Segments and Geographic Information to the consolidated financial statements of this report.

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

Suzhou, China

Power Semiconductors (Diodes & Rectifiers, IGBTs, Integrated Power Solutions (SPM), MOSFETs, Transistors)

Power Management ICs (AC-DC: PWM (Combo) Controllers)

Automotive Products (Automotive Modules, Discrete Power Semiconductors, Intelligent Power Semiconductors)

We subcontract a minority portion of our wafer fabrication needs, primarily to Taiwan Semiconductor Manufacturing Company, Macronix International Co. Ltd., Phenitec Semiconductor, Showa Denko Singapore (PTE) Ltd, Tower Semiconductor Ltd, Vanguard International Semiconductor, Global Foundries and CSMC Manufacturing Company. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include, Liteon Inc, Hana Microelectronics Ltd, AUK Semiconductor PTE, Ltd, Taiwan Semiconductor Co. Ltd, and Panjit International Inc.

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper and aluminum wire, copper/alloy 42 lead frames, mold compound, ceramic and other substrate material and some chemicals and gases. We obtain our raw materials and supplies from a large number of sources.

In accordance with our manufacturing consolidation, we plan to close our wafer fabrication facility in Utah and our assembly and test facility in Malaysia.

Backlog

Backlog at December 28, 2014, was approximately $338.7 million, down from approximately $371.0 million at December 29, 2013. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. We actively manage our supply to keep lead times as short as possible. In periods of increased demand, there is a tendency towards longer lead times which has the effect of increasing backlog and, in some instances we may not have manufacturing capacity sufficient to fulfill all orders. In addition to normal seasonal demand weakness in the fourth quarter of 2014, we also experienced lower demand from a large mobile and consumer electronics customer that reduced our backlog exiting the year. Some of our customers in the air conditioner market are also reducing excess inventory of finished goods which impacted our backlog in the fourth quarter of 2014.

As is customary in the semiconductor industry, we may allow our customers to cancel orders or delay deliveries within agreed upon parameters. Accordingly, our backlog at any time should not be used as an indication of future revenues. For further information on our backlog, please refer to Item 1A Risk Factors included in this report under the heading “We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues”.

Seasonality

Overall, our sales are closely linked to semiconductor and related electronics industry supply chain and channel inventory trends. We typically experience sequentially higher sales in the first, second and third quarters. Fourth quarter sales are typically lower as customers have completed holiday production, industrial and automotive are seasonally down and distributors and certain other customers reduce inventory. However, economic events and the cyclical nature of the industry can alter these quarterly fluctuations.

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

Trademarks and Patents

As of December 28, 2014, we held 1,615 issued U.S. patents and 1,711 issued non-U.S. patents with expiration dates ranging from 2015 through 2033. We also have trademarks that are used in the conduct of our business to distinguish genuine Fairchild products. We believe that while our patents may provide some advantage, our competitive position is largely determined by such factors as system and application knowledge, ability and experience of our personnel, the range and number of new products being developed by us, our market brand recognition, ongoing sales and marketing efforts, customer service, technical support and our manufacturing capabilities.

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

Although we believe that our Bucheon, South Korea operations, which we acquired in 1999 from Samsung Electronics, have no significant environmental liabilities, Samsung Electronics agreed to indemnify us for remediation costs and other liabilities related to historical contamination, up to $150.0 million, arising out of the business we acquired, including the Bucheon facilities. We are unable to estimate the potential amounts of future payments, if any; however, we do not expect any future payments to have a material impact on our earnings or financial condition.

We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were nominal for 2014, 2013 and 2012. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

Employees

Our worldwide workforce consisted of 8,272 full and part-time employees as of December 28, 2014. We believe that our relations with our employees are satisfactory.

At December 28, 2014, 96 employees at our Mountain Top, PA., manufacturing facility, were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends June 1, 2015 and provides for guaranteed wage and benefit levels as well as employment security for union members. If a work stoppage were to occur, it could impact our ability to operate our Mountain Top facility. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.

Our wholly-owned Korean subsidiary, which we refer to as Fairchild Korea, sponsors a Korean Labor Council consisting of seven representatives from the non-management workforce and seven members of the management workforce. The Labor Council, under Korean law, is recognized as a representative of the workforce for the purposes of consultation and cooperation. The Labor Council has no right to take a work action or to strike and is not party to any labor or collective bargaining agreements with Fairchild Korea. We believe that relations with Fairchild Korea employees and the Labor Council are satisfactory.

On November 26, 2010, the employees in our facility in Suzhou, China approved the creation of a labor union that was officially established on January 26, 2011 under applicable local law. Currently 1,745 formal Chinese employees, who are members of Fairchild Suzhou Labor Union, are covered by the collective bargaining agreement. The agreement defines the negotiation process for wage and benefit levels as well as employment security for union members. We believe that relations with our unionized employees are satisfactory.

Executive Officers

The following table provides information about the executive officers of our company. There is no family relationship among any of the named executive officers.

Name	Age	Title
Mark S. Thompson	58	Chairman of the Board of Directors, President and Chief Executive Officer
Mark S. Frey	61	Executive Vice President, Chief Financial Officer and Treasurer
Chris Allexandre*	40	Senior Vice President, Worldwide Sales and Marketing
Paul D. Delva	52	Senior Vice President, General Counsel and Corporate Secretary

*	Chris Allexandre, Senior Vice President, Worldwide Sales and Marketing. Mr. Allexandre joined Fairchild in October of 2013 as Senior Vice President of Worldwide Sales. He became Senior Vice President of Worldwide Sales and Marketing in November of 2014. He has 17 years experience, selling both directly and indirectly to customers in many of our focus markets such as mobile handset, consumer, telecom and the broad industrial and automotive market. Prior to joining the company, Mr. Allexandre was Vice President of EMEA (Europe, Middle East & Africa) Regional Sales & Applications at Texas Instruments Inc. from 2012 to 2014. Prior to 2012, Mr. Allexandre was Senior Director for Texas Instruments working in many sales management roles and multiple countries including France, Germany and China. Mr. Allexandre holds a MSc in Electrical Engineering from the Engineering School of North (ISEN).

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

The address for our company website is http://www.fairchildsemi.com. We make available, free of charge, through our investor relations web site, our reports on Forms 10-K, 10-Q and 8-K, amendments to those reports, and other SEC filings, as soon as reasonably practicable after they are filed with the SEC. The address for our investor relations web site is https://www.fairchildsemi.com/about/investors/ (click on “All SEC Filings and Annual Reports”).

We also make available, free of charge, through our corporate governance website, our corporate charter, bylaws, corporate governance guidelines, charters of the committees of our board of directors, code of business conduct and ethics and other information and materials, including information about how to contact our board of directors, its committees and their members. To find this information and materials, visit our corporate governance website at http://www.fairchildsemi.com/about/investors/corporate-governance/.

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

Our common stock is traded on the NASDAQ Stock Market and its price has fluctuated significantly in the past. Additionally, our stock has experienced and may continue to experience significant price and volume fluctuations that could adversely affect its market price without regard to our operating performance. We believe that factors such as quarterly fluctuations in financial results, earnings below analysts’ estimates and financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Similar fluctuations in the future could adversely affect the market price of our common stock.

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

We continue to implement cost reduction initiatives to keep pace with the evolving economic and competitive conditions. Most recently, we announced our intention to close our West Jordan and Penang manufacturing facilities and the 5-inch line at our Korea manufacturing facility.

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

If we provide revenue, margin or earnings per share guidance, it is generally based on certain assumptions we make concerning the health of the overall economy and our projections of future consumer and corporate spending. If our projections of these expenditures are inaccurate or based upon erroneous assumptions, our revenues, margins and earnings per share could be adversely affected. For example, reduced demand for automobiles and appliances reduced our revenue during 2011 and 2012, while weakness in the high-end smart phone market negatively impacted earnings in 2013. We cannot be certain that a change in macroeconomic conditions will not have an adverse effect on our business.

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

We invest significant resources in our research and development. In 2014 alone, we invested $165.8 million in research and development. Despite such efforts, we may not be successful in developing commercially viable products. Additionally, there is a substantial risk that we may decide to abandon a potential product that is no longer marketable, despite our investment or significant resources in its development.

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

Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products. From time to time, we are required to defend against claims by competitors and others of intellectual property infringement. Claims of intellectual property infringement and litigation regarding patent and other intellectual property rights are commonplace in the semiconductor industry and are frequently time consuming and costly. From time to time, we may be notified of claims that we may be infringing patents issued to other companies. Such claims may relate both to products and manufacturing processes. We may engage in license negotiations regarding these claims from time to time. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful in our efforts to avoid infringement claims. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been and are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. For example, since October 2004, we have been in litigation with Power Integrations, Inc. See Item 8. Note 9 Commitments and Contingencies to the consolidated financial statements included in this report. Our involvement in this litigation and future intellectual property litigation, or the costs of avoiding or settling litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged products or technologies and diverting the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. We may decide to settle patent infringement claims or litigation by purchasing license rights from the claimant, even if we believe we are not infringing, in order to reduce the expense of continuing the dispute or because we are not sufficiently confident that we would eventually prevail. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

If we acquire another business, the process of integrating an acquired business into our existing operations may result in unforeseen operating difficulties and may require us to use significant financial resources on the acquisition that may otherwise be needed for the ongoing development or expansion of existing operations. Some of the risks associated with acquisitions include:

•	unexpected losses of key employees, customers or suppliers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	inability to realize anticipated synergies;

•	negotiating with labor unions;

•	increasing the scope, geographic diversity and complexity of our operations; and

•	in addition, we may encounter unforeseen obstacles or costs in the integration of other businesses we acquire.

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

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Our manufacturing operations depend upon our ability to obtain adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. If the prices of these raw materials rise significantly we may be unable to pass on our increased operating expenses to our customers. This could result in decreased profit margins for the products in which the materials are used. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products in the past resulted in a number of claims for damages from customers. We purchase some of our raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We subcontract a minority of our wafer fabrication needs, primarily to Taiwan Semiconductor Manufacturing Company, Global Foundries, Tower Jazz Semiconductor, Advanced Semiconductor Manufacturing Corporation, Central Semiconductor Manufacturing Corporation, Jilin Magic Semiconductor, Macronix International Co. Ltd., and Phenitec Semiconductor. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include, Advance Semiconductor Engineering, Inc., AIC Semiconductor Sdn Bhd, Amkor Technology, AUK Semiconductor PTE, Ltd, GEM Services, Inc., Greatek Electronics, Inc., Hana Microelectronics Ltd, Liteon, Inc., Tak Cheong Electronics (Holdings) Co. Ltd, and United Test and Assembly Center Thai Ltd. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

Please refer to Item 1. Business Sales, Marketing, and Distribution included in this report for a discussion of our distributor sales in 2014. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Additionally, because distributors may offer competing products, certain distributors may be less inclined to sell our products as our direct sales increase. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

The semiconductor business is very competitive, especially in the markets we serve, and increased competition could reduce the value of an investment in our company.

We participate in the standard component or “multi-market” segment of the semiconductor industry. While the semiconductor industry is generally highly competitive, the “multi-market” segment is particularly so. Our competitors offer equivalent or similar versions of many of our products, and customers may switch from our products to our competitors’ products on the basis of price, delivery terms, product performance, quality, reliability and customer service or a combination of any of these factors. Competition is especially intense in the multi-market semiconductor segment because it is relatively easy for customers to switch between suppliers of more standardized, multi-market products like ours. In the past we have experienced decreases in prices during “down” cycles in the semiconductor industry, and this may occur again as a result periodic downturns in global economic conditions. Even in strong markets, price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. We compete in a global market and our competitors are companies of various sizes in various countries around the world. Many of our competitors are larger than us and have greater financial resources available to them. As such, they tend to have a greater ability to pursue acquisition candidates and can better withstand adverse economic or market conditions. Additionally, companies with whom we do not currently compete may introduce new products that may cause them to compete with us in the future.

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

Like most technology companies, we have a history of using employee stock-based incentive programs to recruit and retain our workforce in a competitive employment marketplace. Our success will depend in part upon the continued use of stock options, restricted stock units, deferred stock units and performance-based equity awards as a compensation tool. While this is a routine practice in many parts of the world, foreign exchange and income tax regulations in some countries make this practice more and more difficult. Such regulations tend to diminish the value of equity compensation to our employees in those countries. With regard to all equity based compensation, our current practice is to seek stockholder approval for increases in the number of shares available for grant under the Fairchild Semiconductor 2007 Stock Plan as well as other amendments that may be adopted from time to time which require stockholder approval. If these proposals do not receive stockholder approval, we may not be able to grant stock options and other equity awards to employees at the same levels as in the past, which could adversely affect our ability to attract, retain and motivate qualified personnel, and we may need to increase cash compensation in order to attract, retain and motivate employees, which could adversely affect our results of operations. Additionally, since 2009 we have relied almost exclusively on grants of restricted stock units and performance-based equity awards in place of stock options. While we believe that our compensation policies are competitive with our peers, we cannot provide any assurance that we have not, and will not continue in the future to lose opportunities to recruit and retain key employees as a result of these changes.

Changes in forecasted stock-based compensation expense could impact our gross margin percentage, research and development expenses, marketing, general and administrative expenses and our tax rate.

We may face product warranty or product liability claims that are disproportionately higher than the value of the products involved.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several dollars, whereas the personal computer might be sold by the computer maker for several hundred dollars. Although we maintain rigorous quality control systems, in the ordinary course of our business we receive warranty claims for some products that are defective or that do not perform to published specifications. Additionally, while we attempt to contractually limit our customers’ use of our products, we cannot be certain that our distributors will not sell our products to customers who intend to use them in applications for which we did not intend them to be used. Since a defect or failure in one of our products could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. For example, in 2013, the customer of one of our distributors filed suit against us claiming damages of $30.0 million arising out of the purchase of $20,000 of our products. Furthermore, even though we attempt, through our standard terms and conditions of sale and other customer contracts, to contractually limit our liability to replace the defective goods or refund the purchase price, we cannot be certain that these claims will not expose us to potential product liability, warranty liability, personal injury or property damage claims relating to the use of those products. In the past, we have received claims for charges, such as for labor and other costs of replacing defective parts or repairing the products into which the defective products are incorporated, lost profits and other damages. In addition, our ability to reduce such liabilities, whether by contracts or otherwise, may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, Malaysia, China, South Korea and Singapore. We have sales offices and customers around the world. Approximately 74% of our revenues in the year ended December 28, 2014 were from Asia. The following are some of the risks inherent in doing business on an international level:

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

Additionally, one of our foundry subcontractors maintains manufacturing facilities and certain of its corporate and sales offices in Israel. Accordingly, political, economic and military conditions in Israel may directly affect us, to the extent we transfer some of our operations to this subcontractor. Since the establishment of the State of Israel in 1948, Israel has been and continues to be subject to armed conflict with neighboring states and terrorist activity, with varying levels of severity. We can provide no assurance that security and political conditions will not adversely impact our subcontractor’s business in the future. Our subcontractor could experience serious disruption to its manufacturing facilities in Israel if acts associated with this conflict result in any serious damage to those facilities.

We acquired significant operations and revenues when we acquired a business from Samsung Electronics and, as a result, are subject to risks inherent in doing business in Korea, including political risk, labor risk and currency risk.

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 5% of our revenue for the year ended December 28, 2014. As of fiscal year end 2014, approximately 26.0% of our total production is from our South Korea facility.

Relations between South Korea and North Korea have been tense over most of South Korea’s history, and more recent concerns over North Korea’s nuclear and cyber terrorism capabilities, have created a global security issue that may adversely affect Korean business and economic conditions in South Korea and in the U.S. We cannot assure you as to whether or when this situation will be resolved or change abruptly as a result of current or future events. An adverse change in economic or political conditions in South Korea or in its relations with North Korea could have a material adverse effect on our Korean subsidiary and our company. In addition to other risks disclosed relating to international operations, some businesses in South Korea are subject to labor unrest.

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

We expect a significant portion of our production from our Suzhou, China facility will be exported out of China, however, we are hopeful that a significant portion of our future revenue will result from the Chinese markets in which our products are sold, and from demand in China for goods that include our products. As of fiscal year end 2014, approximately 22.5% of our total production is from the Suzhou facility. Our ability to operate in China may be adversely affected by changes in that country’s laws and regulations, including those relating to taxation, foreign exchange restrictions, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the U.S. could result in restrictions or prohibitions on our operations or the sale of our products in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. There can be no certainty as to the application of its laws and regulations in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

We are subject to fluctuations in the value of foreign and domestic currency and interest rates.

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks and to protect against reductions in the value and volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. These hedging programs may utilize certain derivative financial instruments. For example, we may use a combination of currency forward and option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, Taiwanese dollar, British pound and the Euro. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. Please refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in this report for a discussion on the impacts of an adverse change in exchange rates and an increase in interest rates would have on our financial statements. While we have established hedging policies and procedures to monitor and prevent unauthorized trading and to maintain substantial balance between purchases and sales or future delivery obligations, we can provide no assurance, however, that these steps will detect and/or prevent all violations of such risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

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

At December 28, 2014, we had total debt of $200.1 million and the ratio of this debt to equity was approximately 0.2 to 1.0. As of December 28, 2014, our credit facility consists of a $400.0 million revolving line of credit. Adjusted for outstanding letters of credit, we had up to $199.4 million available under the revolving loan portion of the senior credit facility. In addition, there is a $300.0 million uncommitted incremental revolving loan feature. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of December 28, 2014, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

We have no unresolved comments from the Securities and Exchange Commission as of February 26, 2015.

ITEM 2.	PROPERTIES

We maintain manufacturing and office facilities around the world including the U.S., Asia and Europe. The following table provides information about certain of these facilities at December 28, 2014.

Location	Owned	Leased	Use
Mountaintop, Pennsylvania	X		Manufacturing and office facilities
South Portland, Maine	X	X	Manufacturing, office facilities and design center
West Jordan, Utah	X		Manufacturing and office facilities
Bucheon, South Korea	X	X	Manufacturing, office facilities and design center
Penang, Malaysia	X	X	Manufacturing, warehouse and office facilities
Cebu, Philippines	X	X	Manufacturing, warehouse and office facilities
Suzhou, China	X		Manufacturing, warehouse and office facilities
Taipei, Taiwan		X	Office facilities, warehouse and design center
Hwasung City, South Korea	X		Warehouse space

In addition to the facilities listed above, we maintain offices and design centers in leased spaces around the world. These locations include California, China, Hong Kong, India, Japan, Singapore, South Korea, England, Finland, Germany, and the Netherlands. Leases affecting the Penang, Suzhou and Cebu facilities are generally in the form of long-term ground leases, while we own improvements on the land. In some cases we have the option to renew the lease term, while in others we have the option to purchase the leased premises. We also have the ability to cancel these leases at any time.

We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by geographic location, please refer to Item 8 Note 18 Operating Segments and Geographic Information to our consolidated financial statements included in this report.

We believe that our facilities around the world, whether owned or leased, are well maintained and are generally suitable and adequate to carry on the company’s business. Our manufacturing facilities contain sufficient productive capacity to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal matters as of December 28, 2014, please read Item 8 Note 9 Commitments and Contingencies to our consolidated financial statements included in this report, which is incorporated into this item by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Stock Market under the trading symbol “FCS”. The following table sets forth, for the periods indicated, the high and low sales price per share of Fairchild Semiconductor International, Inc. Common Stock.

	High	Low
2014
Fourth Quarter (from September 29, 2014 to December 28, 2014)	$17.56	$12.33
Third Quarter (from June 30, 2014 to September 28, 2014)	$18.04	$14.80
Second Quarter (from March 31, 2014 to June 29, 2014)	$16.36	$12.57
First Quarter (from December 30, 2013 to March 30, 2014)	$14.09	$12.26

2013
Fourth Quarter (from September 30, 2013 to December 29, 2013)	$14.18	$12.01
Third Quarter (from July 1, 2013 to September 29, 2013)	$14.99	$11.55
Second Quarter (from April 1, 2013 to June 30, 2013)	$14.79	$11.48
First Quarter (from December 31, 2012 to March 31, 2013)	$15.75	$13.64

As of February 20, 2015, there were approximately 109 holders of record of our common stock. We have not paid dividends on our common stock in any of the years presented above. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make. Refer to Item 7. Liquidity and Capital Resources and Note 8. Indebtedness to our consolidated financial statements contained in Item 8 of this report, for further information about restrictions to our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Programs

The following table provides information about the number of stock options, deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs) outstanding and authorized for issuance under all equity compensation plans of the company on December 28, 2014. The notes under the table provide important additional information.

	Number of Shares of Common Stock Issuable Upon the Exercise of Outstanding Options, DSUs, RSUs and PUs (1) (4)	Weighted-Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining Available for Future Issuance (Excluding Shares Underlying Outstanding Options, DSUs, RSUs and PUs) (3)
Equity compensation plans approved by stockholders	6,786,657	$14.91	10,522,898

(1)	Other than as described here, the company had no warrants or rights outstanding or available for issuance under any equity compensation plan at December 28, 2014.
(2)	Does not include shares subject to DSUs, RSUs or PUs, which do not have an exercise price.
(3)	Represents 10,522,898 shares under the Fairchild Semiconductor 2007 Stock Plan (2007 Stock Plan) and the Fairchild Semiconductor Stock Plan (Stock Plan) on December 28, 2014.
(4)	Shares issuable include 205,389 options under the Stock Plan and 242,716 options, 377,143 DSUs, 4,826,438 RSUs, and 1,134,971 PUs under the 2007 Stock Plan.

The material terms of the 2007 Stock Plan are described in Note 13 Stock-based Compensation to our consolidated financial statements contained in Item 8 of this report, and the three plans are included as exhibits to this report.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the fourth quarter of 2014. The following table provides information with respect to purchases made by the company of its own common stock during the fourth quarter of 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2014—October 26, 2014	488,093	$13.70	488,093	$67.7
October 27, 2014—November 23, 2014	625,772	14.92	625,772	58.4
November 24, 2014—December 28, 2014	97,600	16.78	97,600	56.8

Total	1,211,465	$14.58	1,211,465	$56.8

On May 7, 2014, our board of directors authorized the repurchase of up to $100.0 million of the company’s common stock. This amount is in addition to the $100.0 million previously authorized and disclosed in December 2013. Share repurchases will be made from time to time in the open market or in privately negotiated transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934. During the quarter ended December 28, 2014, we repurchased approximately $17.8 million of common stock.

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

Stockholder Return Performance

The following graph compares the change in the return on the company’s common stock against the return of the Standard & Poor’s 500 Index (^GSPC) and the PHLX Semiconductor Index (^SOX) from December 27, 2009 to December 28, 2014, the last trading day in our fiscal year ended December 28, 2014. Return to stockholders is measured by dividing the per-share price change for the period by the share price at the beginning of the period. The graph assumes that $100 investments in our common stock and each of the indexes were made.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data as of December 28, 2014 and December 29, 2013 and for the years ended December 28, 2014, December 29, 2013, and December 30, 2012 are derived from our audited consolidated financial statements, contained in Item 8 of this report. The historical consolidated financial data as of December 30, 2012, December 25, 2011 and December 26, 2010 and for the years ended December 26, 2010 and December 25, 2011 are derived from our audited consolidated financial statements, which are not included in this report. This information should be read in conjunction with our audited consolidated financial statements and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adjusted net income, adjusted gross margin, and free cash flow are also included in the table below. These are unaudited non-GAAP financial measures and should not be considered a replacement for GAAP results. We present adjusted results because we use these measures, together with GAAP measures, for internal managerial purposes and as a means to evaluate period-to-period comparisons. However, we do not, and you should not, rely on non-GAAP financial measures alone as measures of our performance. We believe that non-GAAP results and the reconciliations to corresponding GAAP financial measures that we also provide in our press releases, provide additional insight to understanding of factors and trends affecting our business. We strongly encourage you to review all of our financial statements and publicly filed reports in their entirety and to not rely on any single financial measure. Our criteria for adjusted results may differ from methods used by other companies and may not be comparable and should not be considered as alternatives to net income or loss, gross margin, or other measures of consolidated operations and cash flow data prepared in accordance with U.S. GAAP as indicators of our operating performance or as alternatives to cash flow as a measure of liquidity.

The results for the years ended December 28, 2014, December 29, 2013, December 25, 2011, and December 26, 2010 each consist of 52 weeks. The results for the year ended December 30, 2012 consists of 53 weeks.

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
	(In millions, except percent and per share data)
Consolidated Statements of Operations Data:
Total revenue	$1,433.4	$1,405.4	$1,405.9	$1,588.8	$1,599.7
Total gross margin	465.6	416.5	442.0	559.2	563.0
% of total revenue	32.5%	29.6%	31.4%	35.2%	35.2%
Net income (loss)	(35.2)	5.0	24.6	145.5	153.2
Net income (loss) per common share:
Basic	$(0.29)	$0.04	$0.19	$1.15	$1.23
Diluted	$(0.29)	$0.04	$0.19	$1.12	$1.20
Consolidated Balance Sheet Data (End of Period):
Inventories, net	$264.9	$228.1	$236.7	$234.2	$232.7
Total assets	1,692.1	1,796.0	1,883.9	1,936.9	1,849.1
Current portion of long-term debt	—	—	—	—	3.8
Long-term debt, less current portion	200.1	200.1	250.1	300.1	316.9
Total stockholders’ equity	1,194.1	1,360.5	1,367.1	1,322.2	1,176.3
Other Financial Data:
Research and development	$165.8	$171.6	$156.9	$153.4	$120.2
Depreciation and amortization	139.7	145.2	135.3	150.5	156.3
Amortization of acquisition-related intangibles	10.6	15.5	18.2	19.7	22.4
Interest expense, net	5.7	5.8	5.6	4.6	7.2
Capital expenditures	54.5	75.2	151.9	186.4	158.0
Adjusted net income	76.4	34.6	70.5	169.7	193.2
Adjusted gross margin	472.1	425.2	442.0	561.4	565.7
% of total revenue	32.9%	30.3%	31.4%	35.3%	35.4%
Free cash flow	139.2	100.9	31.3	82.1	174.5

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
Reconciliation of Net Income (Loss) to Adjusted Net Income
Net income (loss)	$(35.2)	$5.0	$24.6	$145.5	$153.2
Adjustments to reconcile net income (loss) to adjusted net income:
Restructuring, impairments, and other costs	49.8	15.9	14.1	2.8	7.0
VAT expense on internal IP sale	—	—	2.1	—	—
Write-off of equity investments	—	3.0	—	—	—
Gain from sale of equity investment	(1.4)	—	—	—	—
Loss on disposal of property, plant and equipment	1.9	—	—	—	—
Accelerated depreciation on assets related to factory closure	6.5	8.7	—	0.7	2.9
Write-off of deferred financing fees	—	—	—	2.1	2.1
Inventory write-off associated with factory closure	—	—	—	(0.2)	(0.2)
Charge for (release of) litigation	4.4	(12.6)	1.3	—	8.0
Realized loss on sale of securities	—	—	12.9	—	—
Change in retirement plans	—	—	—	2.7	—
Amortization of acquisition-related intangibles	10.6	15.5	18.2	19.7	22.4
Associated tax effects of the above and other acquisition-related intangibles	3.0	(0.9)	(2.7)	(3.6)	(2.2)
Change in deferred tax asset value	36.8	—	—	—	—

Adjusted net income	$76.4	$34.6	$70.5	$169.7	$193.2

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$465.6	$416.5	$442.0	$559.2	$563.0
Adjustments to reconcile gross margin to adjusted gross margin:
Change in retirement plans	—	—	—	1.7	—
Accelerated depreciation on assets related to factory closure	6.5	8.7	—	0.7	2.9
Inventory write-off associated with factory closure	—	—	—	(0.2)	(0.2)

Adjusted gross margin	$472.1	$425.2	$442.0	$561.4	$565.7

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
Reconciliation of R&D and SG&A to Adjusted R&D and SG&A
R&D and SG&A	$381.7	$377.3	$363.7	$371.8	$341.0
Adjustments to reconcile R&D and SG&A to adjusted R&D and SG&A:
Change in retirement plans	—	—	—	(1.0)	—

Adjusted R&D and SG&A	$381.7	$377.3	$363.7	$370.8	$341.0

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011	December 26, 2010
Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$193.7	$176.1	$183.2	$268.5	$332.5
Capital expenditures	(54.5)	(75.2)	(151.9)	(186.4)	(158.0)

Free Cash Flow	$139.2	$100.9	$31.3	$82.1	$174.5

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes beginning on page 53 of this report. Certain totals may not sum due to rounding.

Introduction

This discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our past performance, financial condition and prospects. We will discuss and provide our analysis of the following:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Forward Looking Statements

•	Policy on Business Outlook Disclosure

•	Status of First Quarter Business

•	Recently Issued Financial Accounting Standards

Overview

Fairchild reported solid sales growth into industrial, appliance automotive and computing end markets during 2014 while demand from the mobile sector was weaker than expected. Demand from the consumer markets continued to be weak due to economic pressure on consumer spending and lack of compelling new TV products. Additionally, the impact from lower demand for one major customer that has lost market share, especially in the mobile market, impacted Fairchild sales by 3 percentage points compared to 2013. Overall Fairchild sales were 2% higher in 2014 compared to 2013.

The Mobile, Computing, Consumer and Communication (MCCC) group’s main focus is to supply the mobile, computing, consumer and communication end market segments with innovative power and signal path solutions including our low voltage metal oxide semiconductor field effect transistors (MOSFETs), power management integrated circuits (IC’s), mixed signal analog and logic products. We seek to deliver exceptional product performance by optimizing silicon processes and application specific design to satisfy specific requirements for our customers. This enables us to deliver solutions with greater energy efficiency in a smaller footprint than is commonly available. We expect a steady acceleration of new product sales especially for solutions addressing the smart phone and ultra-portable market.

The Power Conversion, Industrial, and Automotive (PCIA) group’s focus is to capitalize on the growing demand for greater energy efficiency and higher power density for space savings in power supplies, consumer electronics, battery chargers, electric motors, industrial electronics, solar inverters and automobiles. We are a leader in power semiconductor devices, low standby power consumption designs, and power module technology that enable greater efficiency, higher power density, and better performance. Improving the efficiency of our customers’ products is vital to meeting new energy efficiency regulations. Effectively managing power conversion and distribution in power supplies is one of the greatest opportunities we have to improve overall system efficiency. We believe the growing global focus on energy efficiency will continue to drive growth in this product segment.

Standard Discrete and Standard Linear (SDT) products are core building block components for many electronic applications. This segment uses a simplified and focused operating model to make the selling and support of these products easier and more profitable. The current operational structure and product portfolio should enable our standard products group to continue to generate solid cash flow with minimal investment.

In 2014, we invested in our business to streamline manufacturing, upgrade technologies, acquire new capabilities and to fund R&D. A key project for the company has been our manufacturing consolidation that is designed to increase manufacturing flexibility, improve customer service and provide a more balanced internal versus external sourcing mix. This project will result in the closure of our wafer fab in Utah and our assembly and test facility in Malaysia as well as a 5-inch wafer fab line in Korea. We are on schedule to complete the consolidation process in mid-2015 and begin to benefit from lower manufacturing costs in the second half of 2015.

In addition to investing in the business, we also repurchased more than ten million shares of our stock during 2014. We used slightly more than 100% of our 2014 free cash flow to repurchase these shares.

We strive to keep inventory as lean as possible while maintaining high customer service levels. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. At the end of the fourth quarter, our non-catalogue channel inventory was at approximately 9 weeks which is at the low end of our target range of 9—10 weeks. At the end of the fourth quarter of 2014 internal inventories were at $264.9 million, a 16% increase from the end of 2013. Roughly 35% of this increase is related to inventory we built to bridge customers through our manufacturing consolidation. We believe Fairchild is in a strong position to take advantage of anticipated improvements in demand in 2015.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our audited consolidated financial statements as well as certain unaudited non-GAAP measures, including results as a percent of revenue.

	Year Ended
	December 28, 2014		December 29, 2013		December 30, 2012
Total revenues	$1,433.4	100.0%	$1,405.4	100.0%	$1,405.9	100.0%
Gross margin	465.6	32.5%	416.5	29.6%	442.0	31.4%

Operating expenses:
Research and development	165.8	11.6%	171.6	12.2%	156.9	11.2%
Selling, general and administrative	215.9	15.1%	205.7	14.6%	206.8	14.7%
Amortization of acquisition-related intangibles	10.6	0.7%	15.5	1.1%	18.2	1.3%
Restructuring, impairments, and other costs	49.8	3.5%	15.9	1.1%	14.1	1.0%
Charge for (release of) litigation	4.4	0.3%	(12.6)	-0.9%	1.3	0.1%

Total operating expenses	446.5	31.1%	396.1	28.2%	397.3	28.3%

Operating income	19.1	1.3%	20.4	1.5%	44.7	3.2%

Realized loss on sale of securities	—	0.0%	—	0.0%	12.9	0.9%
Other expense, net	6.5	0.5%	9.2	0.7%	8.1	0.6%

Income before income taxes	12.6	0.9%	11.2	0.8%	23.7	1.7%

Provision for (benefit from) income taxes	47.8	3.3%	6.2	0.4%	(0.9)	-0.1%

Net income (loss)	$(35.2)	-2.5%	$5.0	0.4%	$24.6	1.7%

Unaudited non-GAAP measures
Adjusted net income	$76.4		$34.6		$70.5
Adjusted gross margin	472.1	32.9%	425.2	30.3%	442.0	31.4%
Adjusted R&D and SG&A	381.7		377.3		363.7
Free Cash Flow	139.2		100.9		31.3

Year Ended December 28, 2014 Compared to Year Ended December 29, 2013

Total Revenues

	Year Ended
	December 28, 2014	December 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Total revenues	$1,433.4	$1,405.4	$28.0	2.0%

Revenue was 2.0% higher in 2014 compared to 2013 due to solid sales growth for our products serving the industrial, appliance, automotive and computing markets offset by lower mobile demand, especially from one major customer.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic revenue for 2014 and 2013.

	Year Ended
	December 28, 2014	December 29, 2013
Percent of total revenue:
U.S.	9%	9%
Other Americas	2	2
Europe	15	14
China	39	36
Taiwan	12	11
Korea	5	7
Other Asia/Pacific (1)	18	21

Total	100%	100%

(1)	For our geographic reporting purposes includes Japan and Singapore.

The increase in China is due to broad-based higher demand especially in the mobile end market. Lower Korean sales reflect weaker demand from two large Korean manufacturers primarily in the mobile and LCD TV sector. The decrease in Other Asia/Pacific revenue was due to lower consumer demand.

Gross Margin

	Year Ended
	December 28, 2014	December 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Gross Margin $	$465.6	$416.5	$49.1	11.8%
Gross Margin %	32.5%	29.6%

Gross margin increased $49.1 million or 290 basis points in 2014 compared to 2013 due primarily to higher manufacturing utilization and greater efficiency partially offset by higher spending and the annual merit increase.

Adjusted Gross Margin

	Year Ended
	December 28, 2014	December 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted Gross Margin $	$472.1	$425.2	$46.9	11.0%
Adjusted Gross Margin %	32.9%	30.3%

Adjusted gross margin increased $46.9 million in 2014 compared to 2013 for the same reasons listed above. Adjusted gross margin does not include the accelerated depreciation due to factory closures. See reconciliation of gross margin to adjusted gross margin in Item 6 Selected Financial Data included in this report.

Operating Expenses

	Year Ended
	December 28, 2014	December 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Research and development	$165.8	$171.6	$(5.8)	-3.4%
Selling, general and administrative	$215.9	$205.7	$10.2	5.0%

Research and development expenses decreased 3.4% in 2014 compared to 2013 due to program rationalization and spending reductions partially offset by the addition of Xsens costs, higher variable compensation expenses and the impact of the annual merit increase. Selling, general and administrative expenses were 5.0% higher than the prior year due primarily to higher variable compensation, legal and Xsens costs plus the impact of the annual merit increase partially offset by lower sales and marketing spending as well as reduced information technology (IT) costs.

Restructuring, Impairments and Other Costs

	Year Ended
	December 28, 2014	December 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Restructuring, impairments, and other costs	$49.8	$15.9	$33.9	213.2%

During 2014, we recorded restructuring, impairment charges and other costs, net of releases, totaling $49.8 million. The charges included $36.7 million in employee separation costs, $1.3 million in asset impairment charges, $1.2 million in factory closure costs, $8.7 million in qualification costs, and $1.3 million in reserve releases associated with the 2014 Infrastructure Realignment Program. Also during 2014, we recorded $2.5 million in line closure and other costs, $0.9 million in employee separation costs, $0.5 million in asset impairment charges, $0.1 million in lease termination costs, and $0.6 million in reserve releases associated with the 2013 Infrastructure Realignment Program. In addition during 2014, we recorded $0.2 million in reserve releases associated with the 2011 Infrastructure Realignment Program.

During 2013, we recorded restructuring, impairment charges and other costs, net of releases, totaling $15.9 million. The charges included $11.0 million in employee separation costs, $3.0 million in line closure costs, $1.6 million in asset impairment charges, $0.6 million in lease termination costs, and $0.1 million in reserve releases associated with the 2013 Infrastructure Realignment Program. In addition during 2013, we recorded $0.1 million in employee separation costs, and $0.3 million in reserve releases associated with the 2012 Infrastructure Realignment Program.

Please refer to Item 8. Note 16 Restructuring, Impairments and Other Costs to our consolidated financial statements included within this report for further details regarding our restructuring plans.

Charge for Litigation

In 2014, we incurred a $4.4 million litigation charge compared to a release of $12.6 million in 2013, as a result of ongoing developments with POWI litigation. Please refer to Item 8. Note 9 Commitments and Contingencies to our consolidated financial statements included within this report for further details regarding this matter.

Other Expense, net

The following table presents a summary of Other expense, net for 2014 and 2013, respectively.

	Year Ended
	December 28, 2014	December 29, 2013
	(In millions)
Other expense, net
Interest expense	$6.3	$6.4
Interest income	(0.6)	(0.6)
Other, net	0.8	3.4

Other expense, net	$6.5	$9.2

In 2014 other, net consists of a $1.9 million loss on disposal of property, plant, and equipment, a $1.4 million gain on the sale of an equity investment, and $0.3 million in other contributions and donations. In 2013 other, net consists of a $3.0 million write off of an equity investment and $0.4 million in other contributions and donations.

Income Taxes

	Year Ended
	December 28, 2014	December 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Income before income taxes	$12.6	$11.2	$(1.4)	-12.5%
Provision for income taxes	$47.8	$6.2	$(41.6)	-671.0%

The effective tax rate for 2014 was 378.9% compared to 55.4% for 2013. The change in the effective tax rate was primarily driven by a full valuation allowance against our Korean site’s deferred tax assets, losses incurred in foreign jurisdictions with lower statutory tax rates than that of the U.S., impact of foreign exchange to several of our Asian manufacturing facilities, in addition to an increase in non-deductible expenses within our Penang site subject to closure in 2015.

In accordance with the Income Taxes Topic in the FASB Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of December 28, 2014, we have recorded a deferred tax liability of $3.6 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow

	Year Ended
	December 28, 2014	December 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Free Cash Flow	$139.2	$100.9	$38.3	38.0%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow increased in 2014 primarily due to lower capital expenditures. Please refer to Item 6 Selected Financial Data included within this report for our Free Cash Flow reconciliation.

Reportable Segments

The following table represents comparative disclosures of revenue, gross margin and operating income (loss) of our reportable segments.

	Year Ended
	December 28, 2014					December 29, 2013
	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)
MCCC	$549.5	38.3%	$225.5	41.0%	$125.4	$534.1	38.0%	$195.6	36.6%	$84.7
PCIA	747.1	52.2%	223.2	29.9%	140.5	733.4	52.2%	210.6	28.7%	115.8
SDT	136.8	9.5%	28.6	20.9%	25.1	137.9	9.8%	24.1	17.5%	16.5
Corporate (1,2)	—	—	(11.7)	—	(271.9)	—	—	(13.8)	—	(196.6)

Total	$1,433.4	100.0%	$465.6	32.5%	$19.1	$1,405.4	100.0%	$416.5	29.6%	$20.4

(1)

	Year Ended
	December 28, 2014	December 29, 2013
Non-cash stock-based compensation expense	$5.3	$4.9
Accelerated depreciation on assets related to factory closure	6.5	8.7
Other	(0.1)	0.2

Corporate gross margin total	$11.7	$13.8

(2)

	Year Ended
	December 28, 2014	December 29, 2013
Non-cash stock-based compensation expense	$32.6	$27.9
Restructuring, impairments, and other costs	49.8	15.9
Accelerated depreciation on assets related to factory closure	6.5	8.7
Charge for (release of) litigation	4.4	(12.6)
Selling, general and administrative expense	178.8	156.5
Other	(0.2)	0.2

Corporate operating expense total	$271.9	$196.6

MCCC

	Year Ended
	December 28, 2014	December 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$549.5	$534.1	$15.4	2.9%
Gross Margin $	$225.5	$195.6	$29.9	15.3%
Gross Margin %	41.0%	36.6%
Operating Income	$125.4	$84.7	$40.7	48.1%

MCCC revenue in 2014 increased 2.9% from the prior year due primarily to higher demand for advanced power management solutions supporting computing and data center end markets partially offset by lower mobile demand. Gross margin and operating income increased substantially in 2014 compared to 2013. Higher gross margin was due primarily to better manufacturing efficiency and lower costs. Operating income was also impacted by lower R&D, selling and marketing and IT spending partially offset by higher variable compensation and the impact of the annual merit increase.

PCIA

	Year Ended
	December 28, 2014	December 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$747.1	$733.4	$13.7	1.9%
Gross Margin $	$223.2	$210.6	$12.6	6.0%
Gross Margin %	29.9%	28.7%
Operating Income	$140.5	$115.8	$24.7	21.3%

PCIA revenue in 2014 increased 1.9% from the prior year due to higher sales into the industrial, appliance, and automotive end markets partially offset by lower demand for power conversion products serving the consumer and mobile end markets. Gross margin percent increased 120 basis points from the prior year due to higher factory loadings and better utilization of the new 8-inch wafer fab in Korea partially offset by inefficiencies related to the manufacturing consolidation and the impact of the annual merit increase. Operating income was substantially higher in 2014 compared to the prior year due primarily to higher gross margin combined with lower legal, R&D and IT costs.

SDT

	Year Ended
	December 28, 2014	December 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$136.8	$137.9	$(1.1)	-0.8%
Gross Margin $	$28.6	$24.1	$4.5	18.7%
Gross Margin %	20.9%	17.5%
Operating Income	$25.1	$16.5	$8.6	52.1%

SDT revenue in 2014 decreased slightly from the prior year due to ongoing product life cycle management to improve gross margin and profitability. The substantial improvement in gross margin and operating income from the prior year was due primarily to improved product mix and lower manufacturing costs.

Year Ended December 29, 2013 Compared to Year Ended December 30, 2012

Total Revenues

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Total revenues	$1,405.4	$1,405.9	$(0.5)	—%

Revenue was flat on a nominal basis in 2013 compared to 2012, however 2012 contained 53 weeks. Sales in 2013 increased 2% from 2012 when adjusted for the extra week. Revenue in 2012 also included $8.5 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from the Thailand floods in the fourth quarter of 2011.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic sales for 2013 and 2012.

	Year Ended
	December 29, 2013	December 30, 2012
U.S.	9%	9%
Other Americas	2	2
Europe	14	13
China	36	35
Taiwan	11	14
Korea	7	9
Other Asia/Pacific (1)	21	18

Total	100%	100%

(1)	For our geographic reporting purposes includes Japan and Singapore.

The decrease in Taiwan was due primarily to lower sales into the PC market. Lower Korean sales reflect weaker demand from two large Korean manufacturers primarily in the mobile and LCD TV sector. The increase in Other Asia/Pacific revenue was due to continued strong demand for mobile products including smart phones and tablets.

Gross Margin

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Gross Margin $	$416.5	$442.0	$(25.5)	-5.8%
Gross Margin %	29.6%	31.4%

Gross margin declined $25.5 million or 180 basis points in 2013 compared to 2012 due primarily to mix/pricing impacts and to higher manufacturing costs associated with qualifying and ramping the new 8-inch wafer fabrication facility in Korea. We expect the efforts related to the new wafer fabrication facility in Korea to improve manufacturing flexibility, provide better support to our customers as well as reduce costs.

Adjusted Gross Margin

	Year Ended
	December 39, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted Gross Margin $	$425.2	$442.0	$(16.8)	-3.8%
Adjusted Gross Margin %	30.3%	31.4%

Adjusted gross margin dollars decreased when compared to 2012 for the same reasons listed above. Adjusted gross margin for 2013 does not include the accelerated depreciation due to the 8-inch line closure at our West Jordan wafer fabrication facility. There were no adjustments to 2012 gross margin. Please refer to Item 6 Selected Financial Data included within this report for our Adjusted Gross Margin reconciliation.

Operating Expenses

	Year Ended
	December 39, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Research and development	$171.6	$156.9	$14.7	9.4%
Selling, general and administrative	$205.7	$206.8	$(1.1)	-0.5%

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

Restructuring, Impairments and Other Costs

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Restructuring, impairments, and other costs	$15.9	$14.1	$1.8	12.8%

During 2013, we recorded restructuring, impairments and other costs, net of releases, totaling $15.9 million. The charges included $11.0 million in employee separation costs, $3.0 million in line closure costs, $1.6 million in asset impairment charges, $0.6 million in lease termination costs, and $0.1 million in reserve releases associated with the 2013 Infrastructure Realignment Program. In addition during 2013, we recorded $0.1 million in employee separation costs, and $0.3 million in reserve releases associated with the 2012 Infrastructure Realignment Program.

During 2012, we recorded restructuring, impairments and other costs, net of releases, totaling $14.1 million. The charges included $12.5 million in employee separation costs and $0.4 million in facility closure costs and $0.6 million in lease termination costs, all associated with the 2012 Infrastructure Realignment Program. In addition during 2012, we recorded $1.0 million in employee separation costs, $0.4 million in reserve releases, and $0.1 million in asset impairment charges associated with the 2011 Infrastructure Realignment Program. We also recognized $0.1 million in reserve releases in 2012 associated with the 2010 Infrastructure Realignment Program.

Please refer to Item 8 Note 16 Restructuring, Impairments and Other Costs to our consolidated financial statements included within this report for further details regarding our restructuring plans.

Charge for Litigation

In 2013, we released $12.6 million from reserves for potential litigation liabilities as a result of ongoing developments with the POWI 1 litigation.

Realized Loss on Sale of Securities

In 2012, we sold our auction rate security portfolio for $23.3 million and incurred a realized loss of approximately $12.9 million on the sale.

Other Expense, net

The following table presents a summary of Other expense, net for 2013 and 2012, respectively.

	Year Ended
	December 29, 2013	December 30, 2012
	(In millions)
Interest expense	$6.4	$7.6
Interest income	(0.6)	(2.0)
Other, net	3.4	2.5

Other expense, net	$9.2	$8.1

Interest expense in 2013 decreased $1.2 million as compared to 2012, primarily due to repayment of debt.

Interest income in 2013 decreased $1.4 million as compared to 2012, primarily driven by the loss of interest income on our auction rate security portfolio and very low interest rates.

Income Taxes

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Income before income taxes	$11.2	$23.7	$(12.5)	-52.7%
Provision for (benefit from) income taxes	$6.2	$(0.9)	$7.1	788.9%

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

In accordance with the Income Taxes Topic in the FASB Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of December 29, 2013, we recorded a deferred tax liability of $2.5 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Free Cash Flow

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Free Cash Flow	$100.9	$31.3	$69.6	222.4%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free Cash flow increased in 2013 primarily due to lower capital expenditures. Please refer to Item 6 Selected Financial Data included within this report for our Free Cash Flow reconciliation.

Reportable Segments

The following table represents comparative disclosures of revenue, gross margin and operating income (loss) of our reportable segments.

	Year Ended
	December 29, 2013					December 30, 2012
	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (loss)	Revenue	% of total	Gross Margin	Gross Margin %	Operating Income (loss)
	(Dollars in millions)
MCCC	$534.1	38.0%	$195.6	36.6%	$84.7	$570.2	40.5%	$214.9	37.7%	$103.5
PCIA	733.4	52.2%	210.6	28.7%	115.8	694.0	49.4%	204.1	29.4%	120.2
SDT	137.9	9.8%	24.1	17.5%	16.5	141.7	10.1%	26.9	19.0%	18.6
Corporate (1,2)	—	—	(13.8)	—	(196.6)	—	—	(3.9)	—	(197.6)

Total	$1,405.4	100.0%	$416.5	29.6%	$20.4	$1,405.9	100.0%	$442.0	31.4%	$44.7

(1)

	Year Ended
	December 29, 2013	December 30, 2012
Non-cash stock-based compensation expense	$4.9	$4.4
Accelerated depreciation on assets related to factory closure	8.7	—
Other	0.2	(0.5)

Corporate gross margin total	$13.8	$3.9

(2)

	Year Ended
	December 29, 2013	December 30, 2012
Non-cash stock-based compensation expense	$27.9	$22.6
Restructuring, impairments, and other costs	15.9	14.1
Accelerated depreciation on assets related to factory closure	8.7	—
Charge for (release of) litigation	(12.6)	1.3
Selling, general and administrative expense	156.5	159.8
Other	0.2	(0.2)

Corporate operating expense total	$196.6	$197.6

MCCC

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$534.1	$570.2	$(36.1)	-6.3%
Gross Margin $	$195.6	$214.9	$(19.3)	-9.0%
Gross Margin %	36.6%	37.7%		-1.1%
Operating Income	$84.7	$103.5	$(18.8)	-18.2%

MCCC revenue in 2013 decreased from the prior year due primarily to lower demand for MOSFETs supporting the computing and consumer end markets and one less week in 2013 compared to 2012. Gross margin and operating income decreased in 2013 compared to 2012 due primarily to underutilization charges associated with the lower sales level and higher variable compensation spending. Operating income was also impacted by higher R&D spending primarily for mobile applications.

PCIA

	Year Ended
	December 29, 2013	December 30, 2012	$ Change Inc (Dec)	% Change Inc (Dec)
Revenue	$733.4	$694.0	$39.4	5.7%
Gross Margin $	$210.6	$204.1	$6.5	3.2%
Gross Margin %	28.7%	29.4%		-0.7%
Operating Income	$115.8	$120.2	$(4.4)	-3.7%

PCIA revenue increased in 2013 compared to 2012 due to higher high voltage sales into the industrial, appliance and automotive end markets. PCIA revenue in 2012 included $8.5 million of insurance proceeds related to the business interruption claims for the company’s optoelectronics supply issues resulting from flooding in Thailand in the fourth quarter of 2011. 2012 also included one additional week of sales. Gross margin percent decreased 70 basis points due to higher costs associated with the start up costs associated with the new 8-inch wafer fab in Korea partially offset by better utilization in other plants driven by higher sales. Lower operating income was mainly due to lower gross margin combined with higher variable compensation expenses in 2013 compared to 2012.

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

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of December 28, 2014, $138.6 million of our $355.2 million of cash and marketable securities balance was located in the U.S. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

On September 26, 2014, we entered into a new $400.0 million, five-year senior secured revolving credit facility. As of December 28, 2014, $200.0 million was drawn of the $400.0 million credit facility. Please refer to Item 8. Note 8 Indebtedness to our consolidated financial statements included within this report for further details on the terms of this credit facility.

As of December 29, 2014, we were in compliance with the covenants associated with the credit facility and we expect to remain in compliance. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A Risk Factors included in this report, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our credit facility places restrictions on the payment of dividends under certain conditions, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In 2014, we incurred capital expenditures of $54.5 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. Additional borrowing or equity investment may be required to fund future acquisitions. The sale of additional equity securities could result in additional dilution to our stockholders. In December 2013, the board of directors authorized the purchase of the company’s common stock up to $100.0 million and on May 7, 2014, the board of directors authorized the additional repurchase of up to $100.0 million of the company’s common stock.

During 2014, our cash provided by operating activities was $193.7 million compared to $176.1 million in 2013. The following table presents a summary of net cash provided by operating activities during 2014 and 2013, respectively.

	Year Ended
	December 28, 2014	December 29, 2013
	(In millions)
Net income (loss)	$(35.2)	$5.0
Depreciation and amortization	139.7	145.2
Non-cash stock-based compensation expense	32.6	27.9
Gain on sale of equity investment	(1.4)	—
Non-cash restructuring and impairments expense	1.9	1.5
Deferred income taxes, net	34.9	(4.8)
Charge for (release of) litigation	4.4	(12.6)
Other, net	3.2	5.2
Change in other working capital accounts	13.6	8.7

Net cash provided by operating activities	$193.7	$176.1

Cash provided by operating activities in 2014 increased by $17.6 million compared to 2013 primarily driven by impact of the deferred income taxes, the decrease in net income, the impact of the litigation charge in the current period compared to the release of the litigation accrual during the same period in 2013, as well as changes in the other working capital accounts.

Cash used in investing activities during 2014 totaled $106.8 million compared to $77.0 million in 2013. The increase was driven by the acquisition of a private sensor company during the period, partly offset by lower capital expenditures.

Cash used in financing activities totaled $151.8 million in 2014 as compared to $87.2 million in 2013. The increase in cash used in 2013 of $64.6 million was driven by an increased amount of treasury shares purchased of $113.5 million.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below summarizes our significant contractual obligations as of December 28, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Debt Obligations - Principal	$200.1	$—	$0.1	$200.0	$—
Debt Obligations - Interest (1)	16.7	3.3	6.7	6.7	—
Operating Lease Obligations (2)	26.2	14.3	9.1	2.5	0.3
Letters of Credit	4.4	4.4	—	—	—
Capital Purchase Obligations (3)	10.2	10.2	—	—	—
Other Purchase Obligations and Commitments (4)	44.0	37.3	2.7	1.0	3.0
Royalty Obligations	3.3	0.5	2.8	—	—
Executive Compensation Agreements	2.6	0.1	0.2	0.3	2.0

Total (5)	$307.5	$70.1	$21.6	$210.5	$5.3

(1)	Interest rate on debt is variable. Interest payments were estimated using the 1.7% interest rate in effect currently. Refer to Item 8. Note 8 Indebtedness to our consolidated financial statements included in this report for additional information.
(2)	Represents future minimum lease payments under non-cancelable operating leases.
(3)	Capital purchase obligations represent commitments for purchases of plant and equipment. They are not recorded as liabilities on our balance sheet as of December 28, 2014, as we have not yet received the related goods or taken title to the property.
(4)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.
(5)	We had $3.4 million of unrecognized tax benefits at December 28, 2014. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time. In addition, the total does not include any contractual obligations recorded on the balance sheet as current liabilities other than certain purchase obligations which are discussed below.

It is customary practice in the semiconductor industry to enter into guaranteed purchase commitments or “take or pay” arrangements for purchases of certain equipment and raw materials. Obligations under these arrangements are included in Other Purchase Obligations and Commitments in the above table.

Contractual obligations that are contingent upon the achievement of certain milestones are not included in the above table. These obligations include contingent funding/payment obligations and milestone-based equity compensation funding. These arrangements are not considered contractual obligations until the milestone is met.

We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant at December 28, 2014 and the contracts generally contain clauses allowing for cancellation without significant penalty.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

For additional information related to certain risks that could negatively impact our financial position or future results of operations, please refer to Item 1A Risk Factors and Item 7A Quantitative and Qualitative Disclosures About Market Risk included in this report.

Critical Accounting Estimates

The preparation of our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Our most critical accounting estimates include revenue recognition, sales reserves, inventory valuation, fair value of financial instruments, impairment of long-lived assets, business combinations, income taxes, valuation of deferred tax assets, and loss contingencies.

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

Approximately 63% of our revenue in 2014 is generated through sales to distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. We have agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue based upon historical activity and our expectation of future activity. We also have volume based incentives with certain distributors to encourage stronger resales of our products. Reserves are recorded as a reduction to revenue as they are earned by the distributor. Our policy is to use both a three to six month rolling historical experience rate as well as a prospective view of products in the distributor channel for distributors who participate in an incentive program in order to estimate the necessary allowance to be recorded. In addition, the products sold by us are subject to a limited product quality warranty. We accrue for estimated incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. The standard limited warranty period is one year. Quality returns are accounted for as a reduction of revenue. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

Inventory Valuation

In determining the net realizable value of our inventories, we review the valuations of inventory considered excessively old, and therefore subject to, obsolescence and inventory in excess of customer backlog and historical rates of demand. We value inventory at the lower of cost or market. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory.

Fair Value of Financial Instruments

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

In the valuation of our derivative instruments, we consider our credit risk and the credit risk of our counterparties. Based on our current credit standing and the credit standing of our counterparties credit risk has not had a material impact in the valuation of our derivatives. Refer to Item 8. Note 3 Fair Value Measurements to our consolidated financial statements for a complete discussion on our use of fair valuation of financial instruments, our related measurement techniques, and its impact to our financial statements.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, including goodwill, on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is also subject to an annual impairment test, or more frequently, if indicators of potential impairment arise.

In 2014, 2013 and 2012, there were no goodwill impairments and the fair values of the reporting units with goodwill were substantially in excess of book values. Please refer to Item 8. Note 7 Goodwill and Intangible Assets to our consolidated financial statements included in this report for further information.

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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. Please refer to Item 8. Note 16 Restructuring, Impairments and Other Costs to our consolidated financial statements included in this report for more information. There were no triggering events in 2013 or 2012 that caused us to evaluate our other long-lived assets for impairment.

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

Valuation allowances have been established for deferred tax assets, which we believe do not meet the “more likely than not” criteria established by the Income Tax topic of the ASC. In 2005, we established a full valuation allowance against our net U.S. deferred tax assets excluding certain deferred tax liabilities related to indefinite-lived goodwill. We recorded a valuation allowance in 2005 and continue to carry the valuation allowance in 2014 as our trend of positive evidence does not currently support such a release. In 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $24.8 million relating to our Malaysian cumulative reinvestment allowance and manufacturing incentives. Based on an update of the jurisdictional financial history and current forecast, it was management’s belief that we did meet the standard of “more likely than not” that is required for measuring the likelihood of a realization of net deferred tax assets, and was reflected in the partial release. In 2014, the Malaysian deferred tax asset decreased to $26.8 million while the ending valuation allowance decreased to $23.9 million. In the fourth quarter of 2014, a full valuation allowance was recorded in the amount of $36.8 million against our net Korean deferred tax assets as the cumulative pretax loss and Korean tax holiday, which applies to certain manufacturing activities, raised uncertainty about the likelihood of realization of those deferred tax assets. We will continue to evaluate book and taxable income trends, and their impact on the amount and timing of valuation allowance adjustments.

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

$3.4 million of the unrecognized tax benefits at December 28. 2014, if recognized, would reduce the annual effective tax rate. We do not expect any significant increases or decreases for uncertain tax positions during the next twelve months.

Loss Contingencies

We are subject to various legal and administrative proceedings and asserted and potential claims, as well as accruals related to product warranties that arise in the ordinary course of business. The outcomes of legal and administrative proceedings and claims, and the estimation of product warranties and asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. At least quarterly, we review the status of each significant matter, and we may revise our estimates. These revisions could have a material impact on our results of operations and financial position. For a discussion of legal matters as of December 28, 2014, please refer to Item 8 Note 9 Commitments and Contingencies to our consolidated financial statements included in this report.

Forward Looking Statements

This annual report, including but not limited to the section entitled “Status of First Quarter Business”, contains “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. For Example, the Status of First Quarter Business below contains numerous forward-looking statements. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Risk Factors section. Among these factors are the following: current economic uncertainty, including disruptions in the credit markets, as well as future economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); technological and product development risks, including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of manufacturing capacity; the risk of production delays; the inability to attract and retain key management and other employees; risks related to warranty and product liability claims; risks inherent in doing business internationally; changes in tax regulations or the migration of profits from low tax jurisdictions to higher tax jurisdictions; availability and cost of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the quarterly and annual reports we file with the SEC. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

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

Status of First Quarter Business

We expect sales to be in the range of $340 to $360 million for the first quarter. We expect adjusted gross margin to be 31.0% to 32.0% due primarily to lower factory loadings from the prior quarter and the resumption of some payroll related taxes. We anticipate R&D and SG&A spending to be $94 to $96 million due primarily to the resumption of FICA and other payroll related taxes. The adjusted tax rate is forecast at 12 percent plus or minus 3 percentage points for the quarter. Consistent with our usual practices, we are not assuming any obligation to update this information, although we may choose to do so before we announce first quarter results

Recently Issued Financial Accounting Standards

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2013-04 (ASU 2013-04), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within is fixed at the reporting date. Examples include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 had no material effect on our consolidated financial statements.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the company on January 1, 2017. Early application is not permitted. This ASU permits the use of either the retrospective of cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15) Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this ASU provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This ASU is effective for fiscal years beginning after December 15, 2017. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial position and results of operations and statements of cash flows.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, (ASU 2015-01) Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Prior to this ASU entities were required to separately classify, present, and disclose extraordinary events and transactions. Events or transactions were presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction met the criteria for extraordinary classification, an entity was required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also was required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial position and results of operations and statements of cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analysis performed on our financial position at December 28, 2014. Actual results may differ materially.

We use a combination of currency forward and option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Malaysian ringgit, Philippine peso, Chinese yuan, Japanese yen, Taiwanese dollar, British pound, and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 28, 2014, an adverse change (defined as a 20% unfavorable move in every currency where we have exposure) in the exchange rates of all currencies over the course of the year would have resulted in an adverse impact on income before taxes of approximately $7.9 million.

We have interest rate exposure with respect to our credit facility due to its variable pricing. For the year ended December 28, 2014, a 50 basis point increase in interest rates would have resulted in increased annual interest expense of $1.0 million. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would have been offset by an increase in interest income of $1.2 million on the cash and investment balances during 2014.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 28, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(b) of the 2014 Form 10-K. We also have audited Fairchild Semiconductor International, Inc.’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fairchild Semiconductor International, Inc. management is responsible for these consolidated financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Semiconductor International, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Fairchild Semiconductor International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts

February 26, 2015

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	Year Ended
	December 28, 2014	December 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$352.9	$417.8
Short-term marketable securities	0.1	0.1
Accounts receivable, net of allowances of $32.0 and $25.3 at December 28, 2014 and December 29, 2013, respectively	124.0	127.4
Inventories, net	264.9	228.1
Deferred income taxes, net of allowances	13.2	18.6
Other current assets	30.2	32.6

Total current assets	785.3	824.6
Property, plant and equipment, net	627.7	707.9
Deferred income taxes, net of allowances	5.3	30.9
Intangible assets, net	37.2	31.7
Goodwill	209.2	169.3
Long-term marketable securities	2.2	2.2
Other assets	25.2	29.4

Total assets	$1,692.1	$1,796.0

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	106.2	95.8
Accrued expenses and other current liabilities	129.6	88.0

Total current liabilities	235.8	183.8
Long-term debt	200.1	200.1
Deferred income taxes	34.2	27.7
Other liabilities	23.9	20.3

Total liabilities	494.0	431.9
Commitments and contingencies (Note 9)
Temporary equity—deferred stock units	4.0	3.6
Stockholders’ equity:
Common stock, $.01 par value, voting; 340,000,000 shares authorized; 140,069,287 and 138,498,696 shares issued and 117,677,463 and 126,195,375 shares outstanding at December 28, 2014 and December 29, 2013, respectively	1.4	1.4
Additional paid-in capital	1,542.5	1,517.8
Accumulated deficit	(47.6)	(12.4)
Accumulated other comprehensive income (loss)	(10.3)	3.1
Treasury stock at cost	(291.9)	(149.4)

Total stockholders’ equity	1,194.1	1,360.5

Total liabilities, temporary equity and stockholders’ equity	$1,692.1	$1,796.0

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Total revenue	$1,433.4	$1,405.4	$1,405.9
Cost of sales	967.8	988.9	963.9

Gross margin	465.6	416.5	442.0

Operating expenses:
Research and development	165.8	171.6	156.9
Selling, general and administrative	215.9	205.7	206.8
Amortization of acquisition-related intangibles	10.6	15.5	18.2
Restructuring, impairments, and other costs	49.8	15.9	14.1
Charge for (release of) litigation	4.4	(12.6)	1.3

Total operating expenses	446.5	396.1	397.3

Operating income	19.1	20.4	44.7
Realized loss on sale of securities	—	—	12.9
Other expense, net	6.5	9.2	8.1

Income before income taxes	12.6	11.2	23.7
Provision for (benefit from) income taxes	47.8	6.2	(0.9)

Net income (loss)	$(35.2)	$5.0	$24.6

Net income (loss) per common share:
Basic	$(0.29)	$0.04	$0.19

Diluted	$(0.29)	$0.04	$0.19

Weighted average common shares:
Basic	121.4	127.2	126.7

Diluted	121.4	128.7	129.0

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Net income (loss)	$(35.2)	$5.0	$24.6
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(0.7)	2.2	15.8
Net amount reclassified to earnings for hedging (1)	(6.4)	(4.9)	(3.2)
Net change associated with fair value of securities	0.1	(0.2)	(4.4)
Net amount reclassified to earnings for securities	—	—	10.4
Net change associated with pension transactions (2)	(0.2)	1.0	(1.1)
Foreign currency translation adjustment	(6.2)	—	—

Total other comprehensive income (loss), net of tax	(13.4)	(1.9)	17.5

Comprehensive income (loss)	$(48.6)	$3.1	$42.1

(1)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Net amount reclassified for cash flow hedges included in total revenue	$(0.9)	$(0.2)	$(1.2)
Net amount reclassified for cash flow hedges included in cost of sales	(4.0)	(3.7)	(1.8)
Net amount reclassified for cash flow hedges included in selling, general and administrative	(1.5)	(1.1)	(0.2)
Net amount reclassified for cash flow hedges included in research and development	—	0.1	—

Total net amount reclassified to earnings for hedging	$(6.4)	$(4.9)	$(3.2)

(2)	Net of $0.4 million tax 2014.

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net income (loss)	$(35.2)	$5.0	$24.6
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	139.7	145.2	135.3
Non-cash stock-based compensation expense	32.6	27.9	22.6
Non-cash restructuring and impairments expense	1.9	1.5	0.1
Non-cash interest income	—	(0.1)	(0.4)
Non-cash financing expense	1.3	0.9	1.0
Gain from sale of equity investment	(1.4)	—	—
Non-cash realized loss on sale of investments	—	—	12.9
Non-cash write-off of equity investment	—	3.0	—
Loss on disposal of property, plant and equipment	1.9	1.4	1.9
Deferred income taxes, net	34.9	(4.8)	(11.2)
Charge for (release of) litigation	4.4	(12.6)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	4.6	9.3	6.2
Inventories	(35.6)	9.0	(2.5)
Other current assets	1.6	4.2	6.2
Accounts payable	8.8	(15.6)	14.4
Accrued expenses and other current liabilities	30.1	(2.3)	(30.5)
Other assets and liabilities, net	4.1	4.1	2.6

Net cash provided by operating activities	$193.7	$176.1	$183.2

Cash flows from investing activities:
Purchase of marketable securities	—	—	(0.5)
Sale of marketable securities	—	—	23.6
Maturity of marketable securities	0.1	0.3	0.2
Capital expenditures	(54.5)	(75.2)	(151.9)
Disposal of property, plant and equipment, net	3.8	—	—
Purchase of molds and tooling	(1.7)	(2.1)	(2.4)
Sale of equity investment	2.1
Acquisitions and divestitures, net of cash acquired	(56.6)	—	—

Net cash used in investing activities	$(106.8)	$(77.0)	$(131.0)

Cash flows from financing activities:
Repayment of long-term debt	(200.0)	(50.0)	(50.0)
Borrowing from revolving credit facility	200.0	—	—
Proceeds from issuance of stock for share-based compensation arrangements	1.5	1.1	5.0
Purchase of treasury stock	(142.5)	(29.0)	(13.9)
Shares withheld for employee taxes	(9.1)	(9.3)	(10.7)
Debt financing costs	(1.7)	—	—

Net cash used in financing activities	$(151.8)	$(87.2)	$(69.6)

Net change in cash and cash equivalents	(64.9)	11.9	(17.4)
Cash and cash equivalents at beginning of period	417.8	405.9	423.3

Cash and cash equivalents at end of period	$352.9	$417.8	$405.9

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$13.1	$12.1	$20.1
Interest	$3.8	$4.7	$6.1

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock							Foreign Currency Translation Adjustment
	Number of Shares	At Par Value	Additional Paid-in Capital	Accumulated Deficit	Securities	Hedging Transactions	Pensions		Treasury Stock	Total
Balances at December 25, 2011	125.8	$1.3	$1,481.9	$(42.0)	$(5.7)	$(5.4)	$(1.3)	$—	$(106.6)	$1,322.2

Net income				24.6						24.6
Exercise or settlement of plan awards	2.2	0.1	5.0							5.1
Stock-based compensation expense			22.9							22.9
Purchase of treasury stock	(1.1)								(13.9)	(13.9)
Cash flow hedges						12.6				12.6
Net amount reclassified to earnings for sale of marketable securities					10.4					10.4
Unrealized holding loss on marketable securities					(4.4)					(4.4)
Pension transactions							(1.1)			(1.1)
Shares withheld for employee taxes			(10.7)							(10.7)
Temporary equity reclassification, deferred stock units			(0.6)							(0.6)

Balance at December 30, 2012	126.9	$1.4	$1,498.5	$(17.4)	$0.3	$7.2	$(2.4)	$—	$(120.5)	$1,367.1

Net income				5.0						5.0
Exercise or settlement of plan awards	1.6		1.4							1.4
Stock-based compensation expense			27.9							27.9
Purchase of treasury stock	(2.3)								(28.9)	(28.9)
Cash flow hedges						(2.8)				(2.8)
Net amount reclassified to earnings for sale of marketable securities
Unrealized holding loss on marketable securities					(0.2)					(0.2)
Pension transactions							1.0			1.0
Shares withheld for employee taxes			(9.3)							(9.3)
Temporary equity reclassification, deferred stock units			(0.7)							(0.7)

Balance at December 29, 2013	126.2	$1.4	$1,517.8	$(12.4)	$0.1	$4.4	$(1.4)	$—	$(149.4)	$1,360.5

Net income (loss)				(35.2)						(35.2)
Exercise or settlement of plan awards	1.6		1.5							1.5
Stock-based compensation expense			32.7							32.7
Purchase of treasury stock	(10.1)								(142.5)	(142.5)
Cash flow hedges						(7.1)				(7.1)
Net amount reclassified to earnings for sale of marketable securities										—
Unrealized holding loss on marketable securities					0.1					0.1
Pension transactions							(0.2)			(0.2)
Foreign currency translation adjustment								(6.2)		(6.2)
Shares withheld for employee taxes			(9.1)							(9.1)
Temporary equity reclassification, deferred stock units			(0.4)							(0.4)

Balance at December 28, 2014	117.7	$1.4	$1,542.5	$(47.6)	$0.2	$(2.7)	$(1.6)	$(6.2)	$(291.9)	$1,194.1

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Background and Basis of Presentation

Background

Fairchild Semiconductor International, Inc. (“Fairchild International”, “we”, “our” or the “ the company”) designs, develops, manufactures and markets power analog, power discrete and certain non-power semiconductor solutions through its wholly-owned subsidiary Fairchild Semiconductor Corporation (“Fairchild”). We deliver energy-efficient, easy-to-use and value-added semiconductor solutions for power and mobile designs. We help our customers differentiate their products and solve difficult technical challenges with our expertise in power and signal path products. Our products have a wide range of applications and are sold to customers in the mobile, industrial, appliance, automotive, consumer electronics, and computing markets.

The company is headquartered in San Jose, California and has manufacturing operations in South Portland, Maine, West Jordan, Utah, Mountaintop, Pennsylvania, Cebu, the Philippines, Penang, Malaysia, Bucheon, South Korea, and Suzhou, China. We sell our products to customers worldwide.

The accompanying financial statements of the company have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S.).

Note 2—Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year ends on the last Sunday in December. Our fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week is included in the first quarter of the year. Our results for the years ended December 28, 2014, December 29, 2013, and December 30, 2012 consist of 52 weeks, 52 weeks, and 53 weeks, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of the company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (U.S. GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, investments, intangible assets and other long-lived assets, business combinations, loss contingencies, and assumptions used in the calculation of income taxes, valuation of deferred tax assets, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, and foreign currency markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

In 2014, approximately 63% of our revenue was from distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. We have agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue at the time of sale based upon historical activity. Our policy is to use both a three to six month rolling historical experience rate as well as a prospective view of products in the distributor channel for distributors who participate in an incentive program in order to estimate the necessary allowance to be recorded. In addition, under our standard terms and conditions of sale, the products sold by us are subject to a limited product quality warranty. The standard limited warranty period is 1 year. We accrue for the estimated cost of incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. Quality returns are accounted for as a reduction of revenue.

In some cases, title and risk of loss do not pass to the customer when the product is received by them. In these cases, we recognize revenue at the time when title and risk of loss is transferred, assuming all other revenue recognition criteria have been satisfied. These cases include several inventory locations where we manage consigned inventory for our customers, including some for which the inventory is at customer facilities. In such cases, revenue is not recognized when products are received at these locations; rather, revenue is recognized when customers take the inventory from the location for their use.

Advertising

Advertising expenditures are charged to expense as incurred.

Research and Development Costs

Our research and development expenditures are charged to expense as incurred.

Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and derivative instruments. The carrying amounts of our financial instruments approximate fair value due to their short-term nature. The fair values of marketable securities are estimated based on quoted market price for these securities.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including interest rate yield curves, option volatilities and currency rates. In certain cases where market rate assumptions are not available, we are required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows could significantly affect the results of current or future values. The results may not be realized in an actual sale or immediate settlement of an asset or liability. Please refer to Note 3 Fair Value Measurements for further discussion of the fair value of our financial instruments.

Cash, Cash Equivalents and Other Securities

We invest excess cash in marketable securities consisting primarily of money markets and U.S. government securities.

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Highly liquid investments with maturities greater than three months and less than one year are classified as short-term marketable securities. All other investments with maturities that exceed one year are classified as long-term marketable securities. At December 28, 2014 and December 29, 2013, all of our securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of other comprehensive income (OCI) within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in interest income and expense. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. Unrealized losses are included in accumulated other comprehensive income (AOCI.) For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For further discussion of our securities please refer to Note 4 Marketable Securities.

Cash, cash equivalents and marketable securities as of December 28, 2014 and December 29, 2013 are as follows:

	December 28, 2014	December 29, 2013
	(In millions)
Cash and cash equivalents	352.9	417.8
Short-term marketable securities	0.1	0.1
Long-term marketable securities	2.2	2.2

Total cash, cash equivalents and marketable securities	355.2	420.1

Derivatives

We utilize various derivative financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is our policy to use derivative financial instruments to protect against market risk arising from transactions occurring in normal course of business. The criteria we use for designating an instrument as a hedge is the instrument’s effectiveness in risk reduction. To receive hedge accounting treatment, hedges must be highly effective at offsetting the impact of the hedged transaction.

We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. We classify the cash flows from these instruments in the same category as the underlying hedged items. We do not hold or issue derivative instruments for trading or speculative purposes.

We assess, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of the hedged items. We also assess hedge ineffectiveness and record the gain or loss related to the ineffective portion to current earnings. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

We also use currency forward and combination option contracts to offset the foreign currency impact of balance sheet translation. These derivatives have one month terms and the initial fair value, if any, and the subsequent gains or losses on the change in fair value are reported in earnings within the same statement of operations line as the impact of the foreign currency translation. From time to time, we will also hedge the liability for an expected cash payment in foreign currency. These derivatives have terms that match the expected payment timing. The initial fair value, if any, and the subsequent gains or losses on the change in fair value are reported in earnings within the same statement of operations line as the change in value of the liability due to changes in currency value.

We net the fair value of all derivative financial instruments with counter-parties for which a master netting arrangement is utilized. The notional principal amounts for these instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of our exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of the respective period end. Although we disclose the notional principal and fair value of amounts of derivative financial instruments, we do not disclose the gains or losses associated with the exposures and transactions that these financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures will depend on actual market conditions during the remaining life of the instruments. Please refer to Note 5 Derivatives for the gross amounts of our derivative financial instruments under master netting agreements.

Concentration of Credit Risk

We are subject to concentrations of credit risk in our cash equivalents, marketable securities, derivatives, and trade accounts receivable. We maintain cash, cash equivalents and marketable securities with high credit quality financial institutions based upon our analysis of that financial institution’s relative credit standing. Our investment policy is designed to limit exposure to any one institution. We also are exposed to credit-related losses in the event of non-performance by counter-parties to hedging instruments. The counter-parties to all derivative transactions are major financial institutions. However, this does not eliminate our exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counter-parties fail to perform as contracted. We consider the risk of counter-party default to be minimal.

We sell our products to distributors and original equipment manufacturers involved in a variety of industries including computing, consumer, communications, automotive and industrial. We have adopted credit policies and standards to accommodate industry growth and inherent risk. We perform continuing credit evaluations of our customers’ financial condition and require collateral as deemed necessary. Reserves are provided for estimated amounts of accounts receivable that may not be collected. Amounts determined to be uncollectible are charged or written-off against the reserve.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are generally depreciated based upon the following estimated useful lives: buildings and improvements, ten to thirty years, machinery and equipment and software, three to ten years. Depreciation is principally provided under the straight-line method.

Investments

We have certain strategic investments that are typically accounted for on a cost basis as they are less than 20% owned, and we do not exercise significant influence over the operating and financial policies of the investee. Under the cost method, investments are held at historical cost, less impairments. We periodically assess the need to record impairment losses on investments and record such losses when the impairment of an investment is determined to be other-than-temporary in nature. A variety of factors are considered when determining if a decline in fair value below book value is other-than-temporary, including, among others, the financial condition and prospects of the investee.

Other Assets

Other assets include deferred financing costs, which represent costs incurred related to the issuance of our long-term debt. The costs are being amortized using the straight-line method, which approximates the effective interest method, over the related term of the borrowing and are included in interest expense. Also included in other assets are mold and tooling costs. Molds and tools are amortized over their expected useful lives, generally one to five years.

Goodwill, Intangible Assets, and Long-Lived Assets

Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but reviewed for impairment. Goodwill is reviewed annually, as of the last day of the fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable. We have the option to first assess qualitative factors to determine whether it is necessary to perform the two-step impairment test. If we elect this option and believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of each reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. Alternatively, we may elect to not first assess qualitative factors and immediately perform the quantitative two-step impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. If the carrying value of the net assets assigned to each reporting unit exceeds the fair value of each reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of each reporting unit’s goodwill. If the carrying value of each reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the difference.

Our intangible assets are recorded at fair value at the time of their acquisition and are stated within our consolidated balance sheets, net of accumulated amortization and impairments, if applicable. Intangible assets with estimated useful lives are amortized over their estimated useful lives using the economic consumption method if anticipated future revenues can be reasonably estimated; the straight-line method is used when revenues cannot be reasonably estimated. Amortization is recorded as amortization of acquired intangible assets within our consolidated statements of operations. Intangible assets with indefinite lives are not amortized, however, they are subject to review for impairment. We review our intangible assets with indefinite lives for impairment annually, as of the last day of the fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition. Values assigned to intangible assets are based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired.

Long-lived assets to be held and used, including property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. We determine the discount rate for this analysis based on the expected internal rate of return for the related business and do not allocate interest charges to the asset or asset group being measured. Considerable judgment is required to estimate discounted future operating cash flows. Long-lived assets to be disposed of are carried at fair value less costs to sell.

Currencies

Our functional currency for the majority of operations worldwide is the U.S. dollar, with the exception of certain newly acquired foreign subsidiaries, whose respective local currencies are designated as the functional currency. Accordingly, entities with U.S. dollar functional currencies record gains and losses from translation of foreign currency financial statements in current results. In addition, conversion of foreign currency cash and foreign currency transactions are included in current results. For entities with local currencies designated as the functional currency, translation adjustments that arise due to changes in the exchange rate between the functional currency and the reporting currency over the period are presented as a component of other comprehensive income (loss) in stockholders’ equity.

Realized foreign currency losses were $1.9 million, $2.2 million and $2.8 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets must also be assessed. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. A valuation allowance must be established for deferred tax assets which the company does not believe will more likely than not be realized in the future. Deferred taxes are not provided for the undistributed earnings of the company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. in accordance with applicable authoritative accounting guidance. We plan to repatriate certain non-U.S. earnings which have been taxed in the U.S. but earned offshore as well as any non-U.S. earnings which are not considered to be indefinitely reinvested outside the U.S.

Authoritative accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. Penalties and interest relating to uncertain tax positions are recognized as a component of income tax expense. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to potentially dilutive securities using the treasury stock method. Potentially dilutive common equivalent securities consist of stock options, deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs). In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. Certain potential shares of our outstanding stock options are excluded because they are anti-dilutive in the period, but could be dilutive in the future.

Restructuring Charges

We have made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including current and future period termination benefits, lease termination costs, and other exit costs to be incurred when related actions take place. We have also assessed the recoverability of certain long-lived assets employed in the business and, in certain instances shortened the expected useful life of the assets based on changes in their expected use. When we determine that the useful lives of assets are shorter than we had originally estimated, we record additional depreciation to reflect the assets’ new shorter useful lives. Severance and other related costs and asset-related charges are reflected within our consolidated statements of operations as a component of restructuring, impairments and other costs. Actual results may differ from these estimates.

Accounting for Stock-Based Compensation

Our stock-based compensation programs grant awards which have included stock options, RSUs, PUs and DSUs. We charge the estimated fair value of awards against income over the requisite service period, which is generally the vesting period. The fair values of our stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The estimated fair values of the stock options are then expensed over the options’ vesting periods. The fair values of our RSUs, PSUs and DSUs are based on the market value of our stock on the date of grant. Compensation expense, net of forfeitures, for RSUs is recognized over the applicable vesting period. We apply an accelerated attribution method to recognize stock-based compensation expense when accounting for our PUs. The number of units reflected as granted represents the target number of shares that are eligible to vest in full or in part and are earned subject to the attainment of certain performance criteria established at the beginning of the performance period. Compensation expense associated with these units is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions until the date results are determined. For PUs with performance metrics that provide for vesting only at the end of the measurement period, related stock-compensation cost is amortized over the performance period on a straight-line basis.

Contingencies

We are currently involved in various claims and legal proceedings. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates. These revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

Note 3—Fair Value Measurements

The assets and liabilities measured at fair value on a recurring basis include securities and derivatives. Financial instruments classified as Level 1 are securities traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency-backed securities that are traded by dealers or brokers in active over-the-counter markets. Derivatives are categorized as Level 2 financial instruments. We do not have any financial instruments categorized as Level 3.

The fair value of securities is based on quoted market prices at the date of measurement.

All of our derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For those derivatives, we measured fair value using prices obtained from the counter-parties with whom we have traded. The counter-parties price the derivatives based on models that use primarily market observable inputs, such as yield curves and option volatilities. Accordingly, the fair value of these assets are categorized as Level 2 within the fair value hierarchy.

The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of December 28, 2014
	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$2.8	$—	$2.8	$—
Liabilities	(5.5)	—	(5.5)	—

	$(2.7)	$—	$(2.7)	$—

Securities
Marketable securities	$2.3	$2.3	$—	$—

	$2.3	$2.3	$—	$—

	As of December 29, 2013
	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$6.2	$—	$6.2	$—
Liabilities	(1.9)	—	(1.9)	—

	$4.3	$—	$4.3	$—

Securities
Marketable securities	$2.3	$2.3	$—	$—

	$2.3	$2.3	$—	$—

The fair values of our debt instruments, which are Level 2 liabilities, are carried at amortized cost. The carrying amount of the revolving facility is considered to approximate fair value as the interest rate on the loan is in line with current market rates. Please refer to Note 8 Indebtedness for further information about the credit facility.

	December 28, 2014		December 29, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt:
Revolving credit facility	$200.0	$200.0	$200.0	$200.0

Note 4—Marketable Securities

Our marketable securities are categorized as available-for-sale and are summarized as follows:

	As of December 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total short-term marketable securities	$0.1	$—	$—	$0.1

Long-term available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$1.8	$0.2	$—	$2.0
Corporate debt securities	0.2	—	—	0.2

Total long-term marketable securities	$2.0	$0.2	$—	$2.2

Our marketable securities are categorized as available-for-sale and are summarized as follows:

	As of December 29, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total short-term marketable securities	$0.1	$—	$—	$0.1

Long-term available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$2.0	$0.1	$—	$2.1
Corporate debt securities	0.1	—	—	0.1

Total long-term marketable securities	$2.1	$0.1	$—	$2.2

The estimated fair value and amortized cost of our marketable securities available-for-sale by contractual maturity are summarized as follows:

	As of December 28, 2014
	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$0.1	$0.1
Due after one year through five years	0.8	0.8
Due after five years	1.2	1.4

	$2.1	$2.3

Note 5—Derivatives

We use derivative instruments to manage exposures to changes in foreign currency exchange rates and interest rates. The fair value of these hedges is recorded on the balance sheet. Please refer to Note 3 Fair Value Measurements for further information about the fair value of derivatives.

Foreign Currency Derivatives. We use currency forward and combination option contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. We monitor our foreign currency exposures to maximize the overall effectiveness of our foreign currency hedge positions. Currencies hedged include the euro, Japanese yen, Philippine peso, Malaysian ringgit, Korean won, Taiwan dollar and Chinese yuan. Our objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 12 months or less as of the end of December 28, 2014.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness did not have a material impact on earnings for the years ended December 28, 2014, December 29, 2013, and December 30, 2012. No cash flow hedges were derecognized or discontinued in 2013 and 2012.

Derivative gains and losses included in AOCI are reclassified into earnings at the time the forecasted transaction is recognized. We estimate that $2.8 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next twelve months.

The following tables present derivatives designated as hedging instruments:

	As of December 28, 2014				As of December 29, 2013
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges
Foreign exchange contracts
Derivatives for forecasted revenues	Current assets	$43.3	$2.7	$2.7	Current assets	$6.3	$0.3	$0.3
Derivatives for forecasted revenues	Current liabilities	—	—	—	Current liabilities	44.5	(1.1)	(1.1)
Derivatives for forecasted expenses	Current assets	13.7	—	—	Current assets	136.1	5.9	5.9
Derivatives for forecasted expenses	Current liabilities	205.2	(5.5)	(5.5)	Current liabilities	44.2	(0.8)	(0.8)

Total foreign exchange contract derivatives		$262.2	$(2.8)	$(2.8)		$231.1	$4.3	$4.3

	For the Twelve Months Ended December 28, 2014			For the Twelve Months Ended December 29, 2013
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)			(In millions)
Derivatives in Cash Flow Hedges
Foreign Currency contracts	Revenue	$0.9	$0.9	Revenue	$0.2	$0.2
Foreign Currency contracts	Expenses	5.5	5.5	Expenses	4.7	4.7

		$6.4	$6.4		$4.9	$4.9

	Gain (Loss) Recognized in OCI for Derivative Instruments (1)
	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
		(In millions)
Foreign exchange contracts	(7.1)	(2.7)	12.6

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments.

	As of December 28, 2014			As of December 29, 2013
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
		(In millions)			(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Current assets	$8.5	$0.1	Current assets	$2.3	$—
Foreign Exchange Contracts	Current liabilities	20.1	—	Current liabilities	11.0	—

Total derivatives, net		$28.6	$0.1		$13.3	$—

	For the Twelve Months Ended December 28, 2014		For the Twelve Months Ended December 29, 2013
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
		(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign Exchange Contracts	Revenue	$—	Revenue	$0.1
Foreign Exchange Contracts	Expenses	0.1	Expenses	(0.8)

Net gain (loss) recognized in income		$0.1		$(0.7)

We net the fair value of all derivative financial instruments with counter-parties for which a master netting arrangement is utilized. Please refer to Note 2 Summary of Significant Accounting Policies for a description of our derivative financial instruments under master netting agreements.

The gross amounts of the assets and liabilities are as follows:

	As of December 28, 2014	As of December 29, 2013
	(In millions)
Gross Assets	$2.8	$6.3
Gross Liabilities	—	(0.1)

Current Assets	$2.8	$6.2

Gross Assets	$0.1	$—
Gross Liabilities	(5.6)	(1.9)

Current Liabilities	$(5.5)	$(1.9)

Note 6—Financial Statement Details

	Year Ended
	December 28, 2014	December 29, 2013
	(In millions)
Inventories, net
Raw materials	$44.0	$39.0
Work in process	141.4	122.6
Finished goods	79.5	66.5

Total inventories, net	$264.9	$228.1

	Year Ended
	December 28, 2014	December 29, 2013
	(In millions)
Property, plant and equipment
Land and improvements	$19.8	$24.8
Buildings and improvements	397.5	399.1
Machinery and equipment	1,902.4	1,881.4
Construction in progress	52.1	63.8

Total property, plant and equipment	2,371.8	2,369.1
Less accumulated depreciation	1,744.1	1,661.2

Total property, plant, and equipment, net	$627.7	$707.9

Depreciation and amortization expense totaled $139.7 million, $145.2 million and $135.3 million for 2014, 2013 and 2012, respectively.

	Year Ended
	December 28, 2014	December 29, 2013
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$64.0	$55.4
Accrued interest	0.3	0.3
Taxes payable	9.0	9.9
Restructuring	30.2	4.2
Other	26.1	18.2

Total accrued expenses and other current liabilities	$129.6	$88.0

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(in millions)
Other expense, net
Interest expense	$6.3	$6.4	$7.6
Interest income	(0.6)	(0.6)	(2.0)
Other, net	0.8	3.4	2.5

Other expense, net	$6.5	$9.2	$8.1

Note 7—Goodwill and Intangible Assets

In order to evaluate goodwill for impairment, we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. A reporting unit is defined as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. Goodwill is assigned to reporting units of the company that are expected to benefit from the synergies of the acquisition. We have determined that we have three reporting units for purposes of goodwill impairment testing: Mobile, Computing, Consumer and Communications (MCCC), Power Conversion, Industrial and Automotive (PCIA) and Standard Discrete and Standard Linear (SDT). Our policy is to evaluate goodwill for impairment for reporting units that carry goodwill in the fourth quarter of each fiscal year. We evaluated goodwill for impairment as of December 28, 2014 and December 29, 2013.

For 2014, we elected to assess qualitative factors to determine whether it is necessary to perform the two-step impairment test. We believe as a result of the qualitative assessment, that it is not more-likely-than-not that the fair value of each reporting unit is less than its carrying amount, therefore, no further testing was required and there was no goodwill impairment.

For 2013, we conducted step I of the quantitative goodwill impairment test, and concluded that there was no goodwill impairment and that the performance of the step II testing was not necessary.

When we perform the two-step impairment test, the impairment review is based on a combination of the income approach, which estimates the fair value of our reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based on comparable market multiples. The average fair value is then reconciled to our market capitalization with an appropriate control premium. The discount rates utilized in the discounted cash flows in 2013 ranged from approximately 9.9% to

12.7%, reflecting market based estimates of capital costs and discount rates adjusted for a market participants view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The peer companies used in the market approach are primarily the major competitors of each segment. Our valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. In addition, we performed various sensitivity analysis based on several key input variables, which further supported our assessment. If these assumptions differ materially from future results, we may record impairment charges in the future. As of December 28, 2014 and December 29, 2013, we concluded that goodwill was not impaired.

The following table presents the carrying amount of goodwill by reporting unit:

	MCCC	PCIA	SDT	Total
	(In millions)
Balance as of December 28, 2014
Goodwill	$201.9	$156.1	$54.5	$412.5
Accumulated impairment losses	—	(148.8)	(54.5)	(203.3)

	$201.9	$7.3	$—	$209.2

Xsens acquisition	$44.4	$—	$—	$44.4
Foreign exchange impact	$(4.5)	$—	$—	$(4.5)

Balance as of December 29, 2013
Goodwill	$162.0	$156.1	$54.5	$372.6
Accumulated impairment losses	—	(148.8)	(54.5)	(203.3)

	$162.0	$7.3	$—	$169.3

Balance as of December 30, 2012
Goodwill	$162.0	$156.1	$54.5	$372.6
Accumulated impairment losses	—	(148.8)	(54.5)	(203.3)

	$162.0	$7.3	$—	$169.3

The following table presents a summary of acquired intangible assets.

		As of December 28, 2014		As of December 29, 2013
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	8-10 years	$261.4	$(245.3)	$250.8	$(240.0)
Customer base	6-10 years	86.1	(77.4)	81.6	(73.6)
Core technology	10-15 years	15.7	(6.3)	15.7	(5.1)
In-process R&D	3-10 years	3.3	(0.7)	2.8	(0.5)
Trademarks and trade names	5 years	0.5	(0.1)	—	—

Subtotal		367.0	(329.8)	350.9	(319.2)

Goodwill		209.2	—	169.3	—

Total identifiable intangible assets		$576.2	$(329.8)	$520.2	$(319.2)

Amortization expense for intangible assets was $10.6 million, $15.5 million and $18.2 million for 2014, 2013 and 2012, respectively.

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)
Fiscal 2015	$9.1
Fiscal 2016	8.1
Fiscal 2017	5.4
Fiscal 2018	4.1
Fiscal 2019	4.0

Note 8—Indebtedness

Our indebtedness consists of the following:

	December 28, 2014	December 29, 2013
	(In millions)
Revolving credit facility borrowings	$200.0	$200.0
Other debt	0.1	0.1

Total long-term debt	$200.1	$200.1

Revolving Credit Facility

On September 26, 2014, we entered into a new $400.0 million, five-year senior secured revolving credit facility. The facility primarily consists of the credit agreement dated as of September 26, 2014 among Fairchild, the lenders named therein and Bank of America, NA, as administrative agent. At closing, we paid off all indebtedness under the prior credit facility using approximately $200.0 million of the proceeds provided by the new facility. The prior credit facility was terminated concurrent with the closing of the new facility. The new facility consists of a $400.0 million five-year revolving credit facility with a $50.0 million sub-limit for the issuance of standby letters of credit and a $20.0 million sub-limit for swing line loans. We have the ability to increase the facility from time to time by the addition of one or more tranches of incremental loans in the form of either (i) incremental term loan facilities or, (ii) incremental increases in the revolving credit facility.

The aggregate principal amount of all incremental facilities cannot exceed $300.0 million. After adjusting for outstanding letters of credit, we have $199.4 million available under the credit facility as of December 28, 2014. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. We have additional outstanding letters of credit of $0.4 million that do not fall under the credit facility as of December 28, 2014. We also have $4.0 million of undrawn credit facilities at certain of our foreign subsidiaries as of December 28, 2014. These outstanding letters of amounts do not impact available borrowings under the credit facility.

Our obligations under the facility are guaranteed by certain of our domestic subsidiaries and are secured by a pledge of 100% of the equity interests in our material domestic subsidiaries and 65% of the equity interests of certain of our first-tier non-U.S. subsidiaries. Additionally, the credit agreement contains affirmative and negative covenants that are customary for a senior secured credit agreement of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments, loans, guarantees and transactions with the company’s affiliates. The credit agreement contains only two financial covenants: (i) a maximum leverage ratio of total consolidated indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) for the trailing four consecutive quarters of 3.25 to 1.00 and (ii) a minimum interest coverage ratio of adjusted EBITDA to consolidated interest expense for the trailing four consecutive quarters of at least 3.0 to 1.0. Interest expenses and commitment fees for the facility are determined on a sliding scale and are based upon its then current leverage ratio. Interest expenses range from LIBOR plus 1.25% to a maximum rate of LIBOR plus 2.00% for Eurodollar rate loans. Unused commitment fees are calculated as a percentage of the entire facility and range between .20% at the low end of the range to a maximum rate of 0.35%. At December 28, 2014, we were in compliance with all of our covenants and we expect to remain in compliance.

Aggregate maturities of long-term debt for each of the next five years and thereafter are as follows:

(In millions)
2015	$—
2016	0.1
2017	—
2018	—
2019	200.0
Thereafter	—

$200.1

Note 9—Commitments and Contingencies

Commitments

We have future commitments to purchase chemicals for certain wafer fabrication facilities. In the event we were to end the agreements, we would be required to pay future minimum payments of approximately $12.3 million. We do not accrue for this liability, as we expect to use these chemicals in the ordinary course of business.

Our facilities in South Portland, Maine and West Jordan, Utah have ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of the company from National Semiconductor. Pursuant to the Asset Purchase Agreement with National Semiconductor Corporation, National Semiconductor has agreed to indemnify us for the future costs of these projects. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented. National Semiconductor Corporation was purchased by Texas Instruments Incorporated during the fourth quarter of 2011.

Pursuant to the 1999 asset agreement to purchase the power device business of Samsung Electronics Co., Ltd., Samsung agreed to indemnify us for remediation costs and other liabilities related to historical contamination, up to $150.0 million. We are unable to estimate the potential amounts of future payments, if any; however, any future payments are not expected to have a material effect on our consolidated financial position and results of operations and statements of cash flows.

Litigation

From time to time, the company is involved in legal proceedings in the ordinary course of business. We analyze potential outcomes from current and potential litigation as loss contingencies in accordance with U.S. GAAP. Since most potential claims against the company may involve the enforcement of complex intellectual property rights or complicated damages calculations, we generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, related to each pending matter may be.

For a limited number of matters disclosed in this note for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, we are able to estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, we review and evaluate our material litigation on an ongoing basis in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. If we possess sufficient information to develop an estimate of loss or range of possible loss, that estimate is disclosed either individually or in the aggregate. Finally, for loss contingencies for which we believe the possibility of loss is remote, we do not record a reserve or assess the range of possible losses.

Based on current knowledge, management does not believe that loss contingencies arising from pending matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, in light of the inherent uncertainties involved in these matters, some of which are beyond our control, an adverse outcome in one or more of these matters could be material to the our results of operations or cash flows for any particular reporting period.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34.0 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found the company’s infringement to have been willful, and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. The company appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2013, the court of appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find the company liable for induced infringement. The court also vacated the earlier ruling of willful patent infringement by the company. The full court of appeals and the Supreme Court of the United States have since denied Power Integrations’ request to review the appeals court ruling. Although the appeals court instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, the company believes that damages on the basis of that level of infringing activity would not be material. Accordingly, the company released $12.6 million from its reserves relating to this case during the first quarter of 2013.

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

Both lawsuits were consolidated and heard together in a jury trial in April of 2012. On April 27, 2012, the jury found that Power Integrations infringed one of the two U.S. patents owned by System General and upheld the validity of both System General patents. In the same verdict, the jury found that the company infringed two of four U.S. patents asserted by Power Integrations and that the company had induced its customers to infringe the asserted patents. (The court later ruled that the company infringed one other asserted Power Integrations patent that the jury found was not infringed.) The jury also upheld the validity of the asserted Power Integrations patents. The verdict concluded the first phase of trial in the litigation. On June 30, 2014, the court issued an order enjoining Fairchild from making, using, selling, offering to sell or importing into the United States the products found to infringe the Power Integrations patents in the case as well as certain products that were similar to the products found to infringe. Willfulness and damages in the case will be determined in a second phase, which has yet to be scheduled and may occur after appeals of the first phase. The company has filed an appeal from the first phase.

POWI 3: On November 4, 2009, Power Integrations filed a complaint for patent infringement against the company and two of its subsidiaries in the U.S. District Court for the Northern District of California alleging that several of its products infringe three of Power Integrations’ patents. Fairchild filed counterclaims asserting that Power Integrations infringes two Fairchild patents. A trial was held from February 10-27, 2014 on two Power Integrations’ patents and one Fairchild patent. On March 4, 2014, the jury returned a verdict finding that Fairchild willfully infringed both Power Integrations patents, awarding Power Integrations $105.0 million in damages, and finding that Power Integrations did not infringe the Fairchild patent. Both parties filed various post-trial motions, which were denied by the court with the exception of Fairchild’s motion to set aside the jury’s determination that it acted willfully. On September 9, 2014, the court granted the company’s motion and determined that, as a matter of law, Fairchild’s actions were not willful.

In addition to the ruling on willfulness, the company continued to challenge several other aspects of the verdict during post-trial review. Specifically, the company asserted that the damages award included legal and evidentiary defects that were inconsistent with recent rulings by the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, the trial court ruled that the jury lacked sufficient evidence on which to base its damages award and, consequently, vacated the $105.0 million verdict and ordered a new trial on damages. The court has not set a date for the new trial. On February 12, 2015, the court denied Power Integrations’ request to enjoin the Fairchild products that were found to infringe, finding, among other things, that the evidence at trial failed to establish a causal connection between the alleged harm and the alleged infringement. The court ruled that Power Integrations can request an injunction after the new trial on damages.

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

Other Legal Claims

From time to time we are involved in legal proceedings in the ordinary course of business. We believe we have valid defenses with respect to matters currently pending against us and intend to defend ourself vigorously.

For example, in December 2013, a customer of one of our distributors filed suit against us claiming damages of $30.0 million arising out of the purchase of $20,000 of our products. We are contesting that claim vigorously. We believe there is no such ordinary-course pending litigation that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations, or cash flows.

For matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss, in excess of amounts accrued for outstanding matters, is $2.5 million to $18.9 million. The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what we believe to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent our maximum exposure.

Note 10—Stockholders’ Equity

Preferred Stock

Under the company’s restated certificate of incorporation, our board of directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 28, 2014 and December 29, 2013, no shares were issued.

Common Stock

The company has authorized 340,000,000 shares of common stock at a par value of $0.01 per share.

Treasury Stock

We account for treasury stock acquisitions using the cost method. At December 28, 2014 and December 29, 2013, we held approximately 22.4 million and 12.3 million treasury shares, respectively. On May 7, 2014, the board of directors authorized the repurchase of up to $100.0 million of our common stock. This amount is in addition to the $100.0 million previously authorized and disclosed in December 2013. The repurchase program is funded using available cash. During the years ended December 28, 2014 and December 29, 2013, we repurchased 10.1 million shares and 2.3 million shares of common stock, respectively, under repurchase programs for $142.5 million and $28.9 million, respectively, at an average purchase price of $14.07 per share and $12.59 per share, respectively.

Note 11—Acquisition

On January 21, 2014, we completed the acquisition of Xsens Holding B.V. (Xsens), a privately held, high-performance sensor company in a share purchase transaction for approximately $57.8 million in cash. Xsens is a leading innovator in 3D motion tracking technology and products. Its sensor fusion technologies enable a seamless interaction between the physical and the digital world in consumer devices and professional applications such as 3D character animation, motion analysis, and industrial control & stabilization. The purpose of the acquisition was to grow revenue as their technology is complementary to our own MEMS-based solutions.

We finalized the purchase accounting for the Xsens acquisition during fiscal year 2014. The following table summarizes the fair values of the separately identifiable assets acquired and liabilities assumed as of January 21, 2014:

Estimated Fair Value
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

The developed technology intangible assets are being amortized on a technology-by-technology basis with the amortization recorded for each technology commensurate with the expected cash flows used in the initial determination of fair value. In-process research and development (IPR&D) is capitalized until such time the related projects are completed or abandoned at which time the capitalized amounts will begin to be amortized or written off. Xsens IPR&D is being amortized in a manner consistent with the cash flows used in determining fair value. Customer base assets consist of Xsens customer relations and customer loyalty related to its end-customer relationships. Customer base is being amortized in a manner consistent with the cash flows used in determining fair value. Trade names include Xsens corporate name. Trade names are considered to be finite-lived assets and are being amortized using the straight-line method, which we believe is materially consistent with the pattern of benefit to be realized by the asset.

Amortization expense associated with acquired intangible assets was approximately $3.1 million, for the year ended December 28, 2014.

The remaining consideration, after adjusting for identifiable intangible assets and the net assets and liabilities recorded at fair value, was $44.4 million and was recorded as goodwill. This goodwill is attributed to Xsens’s product portfolio and workforce expertise. None of the goodwill related to the Xsens acquisition is deductible for tax purposes.

Note 12—Income Taxes

Total income tax provision (benefit) was as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In millions)
Income tax provision (benefit) attributable to income before income taxes	$47.8	$6.2	$(0.9)

Income before income taxes for the years ended December 28, 2014, December 29, 2013, and December 30, 2012 consisted of the following:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In millions)
Income (loss) before income taxes:
U.S.	$30.0	$18.1	$6.2
Foreign	(17.4)	(6.9)	17.5

	$12.6	$11.2	$23.7

Income tax provision (benefit) for the years ended December 28, 2014, December 29, 2013, and December 30, 2012 consisted of the following:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In millions)
Income tax provision (benefit):
Current:
U.S. federal	$—	$—	$—
U.S. state and local	0.1	0.1	(0.2)
Foreign	12.7	10.9	9.4

	12.8	11.0	9.2
Deferred:
U.S. federal	1.8	2.0	1.9
U.S. state and local	0.4	(0.3)	0.2
Foreign	32.8	(6.5)	(12.2)

	35.0	(4.8)	(10.1)
Total income tax provision (benefit):
U.S. federal	1.8	2.1	1.9
U.S. state and local	0.5	(0.3)	—
Foreign	45.5	4.4	(2.8)

	$47.8	$6.2	$(0.9)

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide effective tax rate on income before income taxes is as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of federal benefit	(1.8)	(1.5)	(2.4)
Foreign tax rate differential	43.3	77.3	(15.1)
Tax credits (generated) or expired	40.3	(34.8)	(9.3)
Foreign withholding taxes	1.5	(17.5)	1.5
Non-deductible expenses	58.4	45.5	28.5
Change in valuation allowance	171.3	(62.4)	(6.4)
Foreign exchange differences	34.9	(7.9)	(22.4)
Deferred charge	6.2	7.0	(13.2)
Tax rate changes	—	14.7	—
Other	(10.2)	—	—

	378.9%	55.4%	(3.8)%

We operate in multiple foreign jurisdictions. We have historically incurred losses from time to time in jurisdictions with lower statutory tax rates than that of the U.S. Losses incurred in foreign jurisdictions with lower tax rates than the U.S. may cause our effective tax rate to increase. In 2014, our effective tax rate was 378.9% compared to 55.4% for 2013. This increase was primarily driven by losses incurred in foreign jurisdictions with lower statutory tax rates than that of the U.S, we recorded a full valuation allowance against our Korean site’s deferred tax assets, the impact of foreign exchange to several of our Asian manufacturing facilities, in addition to the expiration of foreign tax credits within the U.S.. Other items impacting the effective rate in 2014 include an adjustment to deferred tax assets in Malaysia to the more favorable capital gain rate as a result of the announcement to close the manufacturing facility as well as a shift in U.S. deferred taxes related to unrealized losses.

In 2014, a current provision for income taxes was provided for Fairchild Semiconductor Pte. Ltd at the concessionary holiday tax rate of 10% on qualifying income. Fairchild Semiconductor Pte. Ltd is entitled to a concessionary tax rate of 10% through 2019 at which time it will revert to Singapore’s enacted statutory tax rate which is currently 17%.

The tax holidays increased net income by $0.5 million, or less than $0.01 per basic and diluted common share for the year ended December 28, 2014. The tax holidays increased net income by $0.5 million, or $0.01 per basic and diluted common share for the year ended December 29, 2013. The tax holidays increased net income by $1.3 million, or $0.01 per basic and diluted common share for the year ended December 30, 2012.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 28, 2014 and December 29, 2013 are presented below:

	Year Ended
	December 28, 2014	December 29, 2013
	(In millions)
Deferred tax assets:
Net operating loss carry-forwards	$37.0	$50.4
Reserves and accruals	45.8	40.0
Tax credit and capital allowance carryovers	77.5	88.2
Plant and equipment	9.2	1.4
Unrealized loss in other comprehensive income	0.8	—

Total gross deferred tax assets	170.3	180.0
Valuation allowance	(169.2)	(147.6)

Net deferred tax assets	1.1	32.4
Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	(3.6)	(2.4)
Unrealized gain in other comprehensive income	—	(1.7)
Capitalized research expenses and intangibles	(13.2)	(6.5)

Total deferred tax liabilities	(16.8)	(10.6)

Net deferred tax assets (liabilities)	$(15.7)	$21.8

Net deferred tax assets (liabilities) by jurisdiction are as follows:

	Year Ended
	December 28, 2014	December 29, 2013
	(In millions)
U.S.	$(29.8)	$(27.7)
Europe	(1.0)	1.2
Japan	0.4	0.5
China	13.7	14.1
Hong Kong	2.4	1.9
Malaysia	(1.6)	—
Singapore	—	0.1
Korea	—	31.2
Taiwan	0.2	0.5

Net deferred tax assets (liabilities)	$(15.7)	$21.8

Deferred tax assets and liabilities are generally classified in the consolidated balance sheet based on the classification of the related asset or liability. The deferred tax valuation allowance for the year ended December 28, 2014 and December 29, 2013 was $169.2 million and $147.6 million, respectively.

Gross carry forwards as of December 28, 2014 for foreign tax credits totaled $24.0 million, for research and development credits totaled $24.2 million, and for U.S. net operating losses (NOL) totaled $54.3 million, not including $70.1 million excess tax deductions from share based payments, the benefit of which would be credited to additional paid in capital. The NOLs expire in 2024 through 2032. The foreign tax credits expire in 2015 through 2024. The research and development credits expire in varying amounts through 2034. As of December 28, 2014, we have NOL carry forwards in Korea of $44.1 million. The Korean NOLs expire in 2022 through 2024.

Our ability to utilize our U.S. net operating loss and credit carry forwards may be limited in the future if the company experiences an ownership change, as defined in the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or more stockholders changes by more than 50% over a three year period. In August 1999, the company experienced an ownership change as a result of its initial public offering. This ownership change did not result in a material limitation on the utilization of the loss and credit carry forwards. As of December 28, 2014, we have not undergone a second ownership change.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not likely to be realizable. Realization is based on our ability to generate sufficient future taxable income. A valuation allowance is determined, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In 2005, a full valuation allowance on net U.S. deferred tax assets was recorded. While the results of 2014 are positive, we continue to maintain a full valuation allowance on our net U.S. deferred tax assets as the underlying source of income relates to certain intercompany transactions with a non-taxed jurisdiction, which is excluded from determining whether the deferred tax asset will be realized. Until such time that some or all of the valuation allowance is reversed, future income tax expense or benefit in the U.S., excluding any tax expense generated by our indefinite life intangibles, will be offset by adjustments to the valuation allowance to effectively eliminate any income tax expense or benefit in the U.S. Income taxes will continue to be recorded for other tax jurisdictions subject to the need for valuation allowances in those jurisdictions.

As of December 28, 2014, our valuation allowance for U.S. deferred tax assets totaled $106.9 million, which consists of the beginning of the year allowance of $119.2 million, a 2014 benefit of $14.8 million to income from operations and a charge of $2.5 million to OCI. The valuation allowance reduces the carrying value of temporary differences generated by capital losses, capitalized research and development expenses, foreign tax credits, reserves and accruals, and NOL carry forwards, which would require sufficient future capital gains and future ordinary income in order to realize the tax benefits. If we are ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income from continuing operations, additional paid in capital or OCI.

In 2009, a deferred tax asset and full valuation allowance was recorded in the amount of $26.3 million related to our Malaysian cumulative reinvestment allowance and manufacturing incentives. As of December 26, 2010, the valuation allowance was $29.8 million. In 2011, the valuation allowance decreased by $2.5 million to $27.3 million. In 2012, the valuation allowance increased by $1.8 million to $29.1 million. In 2013, the valuation allowance decreased by $2.8 million to $26.3 million. In 2014, the ending deferred tax asset related to our Malaysian cumulative reinvestment allowance and manufacturing incentives was $26.8 million with a valuation allowance of $23.9 million. The net deferred tax asset of $2.9 million will be utilized in 2015 before the scheduled closure of our Malaysia manufacturing operations.

In the fourth quarter of 2014, a full valuation allowance was recorded in the amount of $36.8 million against our net Korean deferred tax assets. Assessing Korea’s three-year cumulative loss in conjunction with the forthcoming tax holiday previously granted to Korea for its site designated as a foreign investment zone, raised uncertainty about the likelihood of realization of those deferred tax assets.

Deferred income taxes have not been provided for the undistributed earnings of our foreign subsidiaries that are reinvested indefinitely. Deferred income taxes have been provided for the undistributed earnings of our foreign subsidiaries that are part of the repatriation plan, which were immaterial at December 28, 2014. In addition, certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore have and will continue to be part of our repatriation plan. At December 28, 2014, the undistributed earnings of our subsidiaries approximated $354.3 million. The amount of taxes attributable to these undistributed earnings is not practicably determinable.

Authoritative accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. We adopted the current guidance on January 1, 2007. The unrecognized tax benefits at December 28, 2014 and December 29, 2013 total $59.0 million and $58.9 million respectively. Of the total unrecognized tax benefits at December 28, 2014 and December 29, 2013, $3.4 million and $3.3 million, respectively would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, as we had a full valuation allowance against our U.S. deferred taxes. The timing of the expected cash outflow relating to the $3.4 million is not reliably determinable at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Beginning Balance	$58.9	$58.6	$58.4
Increases related to prior year tax positions	0.1	0.3	0.2
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax positions	—	—	—
Settlements	—	—	—

Ending Balance	$59.0	$58.9	$58.6

Our major tax jurisdictions are the U.S. and Korea. For the U.S., we have open tax years dating back to 1999 due to the carryforward of tax attributes. In Korea, we have five years open tax years dating back to 2009.

As of December 28, 2014, we have accrued for penalties and interest relating to uncertain tax positions totaling $0.9 million. The increase of $0.1 million during the year was recognized as a component of income tax expense.

As of December 29, 2013, we have accrued for penalties and interest relating to uncertain tax positions totaling $0.8 million.

Note 13—Stock-based Compensation

All stock-based payments to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values at the date of grant.

We grant equity awards under the Fairchild Semiconductor 2007 Stock Plan. We also maintain the 2000 Executive Stock Option Plan and the Fairchild Semiconductor Stock Plan. The Fairchild Semiconductor 2007 Stock Plan replaced the Fairchild Semiconductor Stock Plan when our stockholders approved the new plan on May 2, 2007. On that date the shares that remained available for grant under the Fairchild Semiconductor Stock Plan were assumed by the new plan and no further awards were granted under the Fairchild Semiconductor Stock Plan after that date. In addition, we have occasionally granted equity awards outside our equity compensation plans when necessary.

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

The following table presents a summary of our stock options:

	Year Ended
	December 28, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(000’s)		(In years)	(In millions)
Outstanding at beginning of period	1,088	$15.32
Granted	—	—
Exercised	(247)	11.63
Expired	(393)	18.11

Outstanding at end of period	448	$14.91	1.5	$1.2

Exercisable at end of period	398	$15.01	0.9	$1.1

The weighted average grant date fair value for stock options granted during the years ended December 29, 2013 and December 30, 2012 was $6.33 and $6.25, respectively. Total intrinsic value for stock options exercised (i.e. the difference between the market price at exercise and the price paid by employees to exercise the award) for 2014, 2013 and 2012, is $1.2 million, $0.3 million and $0.8 million, respectively.

The following table presents a summary of our DSUs for the year ended December 28, 2014:

	Year Ended
	December 28, 2014
	Shares	Weighted Average Grant Date Fair Value
	(000’s)
Outstanding at beginning of period	396	$13.55
Granted	80	12.90
Vested and released	(99)	9.41
Forfeited	—	—

Outstanding at end of period	377	$14.50

The weighted average grant date fair value for DSUs granted during the years ended December 29, 2013 and December 30, 2012 was $13.98 and $14.30, respectively. The total grant date fair value for DSUs vested during the years ended December 28, 2014, December 29, 2013, and December 30, 2012 was $0.9 million, $0.6 million and $0.6 million, respectively. The number, and weighted average remaining contractual term for DSUs vested and outstanding is 215,721 units and 1.57 years, respectively as of December 28, 2014.

Our plan documents governing DSUs contain contingent cash settlement provisions upon a change of control. Accordingly, we present previously recorded expense associated with unvested and unsettled DSUs under the balance sheet caption “Temporary equity-deferred stock units”.

The following table presents a summary of our RSUs for the year ended December 28, 2014:

	Year Ended
	December 28, 2014
	Shares	Weighted Average Grant Date Fair Value
	(000’s)
Unvested at beginning of period	4,704	$14.21
Granted	2,504	14.16
Vested	(1,593)	14.15
Forfeited	(789)	14.15

Unvested at end of period	4,826	$14.24

The weighted average grant date fair value for RSUs granted during the years ended December 29, 2013 and December 30, 2012 was $13.94 and $14.40, respectively. The total grant date fair value for RSUs vested during the year ended December 28, 2014, December 29, 2013, and, December 30, 2012 was $22.5 million, $19.0 million and $16.0 million, respectively.

The following table presents a summary of our PUs for the year ended December 28, 2014.

	Year Ended
	December 28, 2014
	Shares	Weighted Average Grant Date Fair Value
	(000’s)
Unvested at beginning of period	970	$14.39
Granted	752	13.80
Vested	(365)	15.02
Forfeited	(222)	13.98

Unvested at end of period	1,135	$13.88

The weighted average grant date fair value for PUs granted during the years ended December 29, 2013 and December 30, 2012 was $13.99 and $15.77, respectively. The total grant date fair value for PUs vested during the year ended December 28, 2014, December 29, 2013 and December 30, 2012 was $5.5 million, $5.0 million and $7.4 million, respectively.

Our practice is to issue shares of common stock upon exercise or settlement of options, DSUs, RSUs and PUs from previously unissued shares. For the years ended December 28, 2014, December 29, 2013, and December 30, 2012, $1.5 million, $1.1 million, and $5.0 million respectively, was received from exercises of stock options.

Valuation and Expense Information

The following table summarizes stock-based compensation expense by financial statement caption, for the years ended December 28, 2014, December 29, 2013 and December 30, 2012.

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In millions)
Cost of Sales	$5.3	$4.9	$4.5
Research and Development	8.4	7.5	5.7
Selling, General and Administrative	18.9	15.5	12.4

	$32.6	$27.9	$22.6

We also capitalized $1.5 million, $1.0 million and $0.6 million of stock-based compensation into inventory for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. In addition, due to our valuation allowance for U.S. deferred income tax assets, no tax benefit on U.S. based stock compensation expense was recognized in the years ended December 28, 2014, December 29, 2013 and December 30, 2012. No material income tax benefit was recognized by foreign tax jurisdictions for the year ended December 28, 2014, December 29, 2013 and December 30, 2012.

The following table summarizes total compensation cost related to unvested awards not yet recognized and the weighted average period over which it is expected to be recognized as of our year end.

	As of December 28, 2014
	Unrecognized Compensation Cost for Unvested Awards	Weighted Average Remaining Recognition Period
	(In millions)	(In years)
Options	$0.3	2.3
DSUs	0.4	1.9
RSUs	49.9	2.7
PUs	6.5	2.0

The fair value of each DSU, RSU and PU is equal to the closing market price of our common stock on the date of grant. We did not grant any options during 2014. The fair value of each option grant for our stock plans is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Expected volatility	—%	50.1%	50.1%
Dividend yield	—	—	—
Risk-free interest rate	—%	0.7%	0.7%
Expected life, in years	—	5.33	5.33

Expected volatility. We utilize an average of implied volatility and the most recent historical volatility commensurate with expected life.

Dividend yield. We do not pay a dividend, therefore this input is not applicable.

Risk-free interest rate. We estimate the risk-free interest rate based on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption.

Expected life. We have evaluated expected life based on history and exercise patterns across our demographic population. We believe that this historical data is the best estimate of the expected life of a new option, and that generally all groups of our employees exhibit similar exercise behavior.

Note 14—Retirement Plans

We sponsor the Fairchild Personal Savings and Retirement Plan (the “Retirement Plan”), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the U.S. As of January 1, 2007, we provide a discretionary matching contribution equal to 100% of employee elective deferrals on the first 3% of pay that is contributed to the Retirement Plan and 50% of the next 2% of pay contributed. We also maintain a non-qualified Benefit Restoration Plan, under which certain eligible employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. We match employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. Total expense recognized under these plans was $5.2 million, $5.8 million and $5.3 million for 2014, 2013 and 2012, respectively.

We also provide certain former executives with health care benefits in accordance with their respective employment agreements. As of December 28, 2014 and December 29, 2013, we have recognized $2.4 million and $1.7 million, respectively, with respect to these agreements as a liability in the consolidated statements of financial position.

Employees in Korea participate in a defined contribution plan. We have funded accruals for this plan in accordance with statutory regulations in Korea. Amounts recognized as expense for contributions made under this plan were $7.0 million, $6.5 million, $7.2 million for 2014, 2013 and 2012, respectively.

Employees in Malaysia participate in a defined contribution plan. We have funded accruals for this plan in accordance with statutory regulations in Malaysia. Amounts recognized as expense for contributions made under this plan were $2.2 million, $2.4 million and $2.2 million for 2014, 2013 and 2012, respectively.

Employees in the United Kingdom, Italy, Germany, Finland, China, Hong Kong, the Philippines, Japan and Taiwan are also covered by a variety of defined benefit or defined contribution pension plans that are administered consistent with local statutes and practices. The expense under each of the respective plans for 2014, 2013 and 2012 was not material to the consolidated financial statements.

We recognize the over-funded or under-funded status of our defined post retirement plans as an asset or liability in our statement of financial position. We currently have defined benefit pension plans in Germany, the Philippines, and Taiwan. The net funded status for our foreign defined benefit plans was $8.5 million and $7.8 million at December 28, 2014 and December 29, 2013, respectively, and was recognized as a liability in the consolidated statements of financial position. We measure plan assets and benefit obligations as of the date of our fiscal year end.

Note 15—Lease Commitments

Rental expense related to our facilities and equipment of our plants were $17.9 million, $19.5 million and $18.2 million, for 2014, 2013 and 2012, respectively.

Certain facility and land leases contain renewal provisions. Future minimum lease payments under non-cancelable operating leases as of December 28, 2014 are as follows:

Fiscal year	(In millions)
2015	$14.3
2016	6.3
2017	2.8
2018	1.5
2019	1.0
Thereafter	0.3

$26.2

Note 16—Restructuring, Impairments and Other Costs

During the years ended December 28, 2014, December 29, 2013 and December 30, 2012, we recorded restructuring, impairment and other costs, net of releases, of $49.8 million, $15.9 million and $14.1 million, respectively. The detail of these charges is presented in the summary tables below.

2014 Infrastructure Realignment Program

The 2014 Infrastructure Realignment Program consists of product line and sales organizational changes, costs associated with streamlining operations creating greater manufacturing flexibility and having a more balanced internal versus external production mix, and other related costs mainly associated with product qualification activities. In 2014, we announced our 2014 Manufacturing Footprint Consolidation Plan. We plan to eliminate our internal 5-inch and significantly reduce 6-inch wafer fabrication lines and rationalize our assembly and test capacity, resulting in the closure of our manufacturing and assembly facilities in West Jordan, Utah and Penang, Malaysia, as well as the remaining 5-inch wafer fabrication lines in Bucheon, South Korea.

In addition to the amounts recorded in the summary below, we expect to incur an additional $2.7 million in restructuring costs and an additional $10.2 million in accelerated depreciation costs to complete this program by the fourth quarter of fiscal year 2015.

Prior Year Infrastructure Realignment Programs

The 2013 Infrastructure Realignment Program includes costs to close the 8-inch line at our Salt Lake wafer fab facility and transfer the manufacturing to the 8-inch lines in Korea and Mountaintop, as well as organizational changes in our mobile product group, manufacturing support organizations, executive management, and sales organizations.

The 2012 Infrastructure Realignment Program includes costs for organizational changes in our sales organization, manufacturing sites and manufacturing support organizations, the human resources function, executive management levels, and the MCCC and PCIA product lines as well as the termination of an IT systems lease and the final closure of a warehouse in Korea.

The 2011 Infrastructure Realignment Program includes costs for organizational changes in our supply chain management group, the website technology group, the quality organization, and other administrative groups. The 2011 program also includes costs to further improve our manufacturing strategy and changes in both the PCIA and MCCC groups.

The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within the MCCC segment, costs for the continued refinement of our manufacturing strategy, and costs associated with centralizing our accounting functions.

	Accrual Balance at December 29, 2013	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at December 28, 2014
2011 Infrastructure Realignment Program:
Employee separation costs	$0.3	$—	$—	$(0.2)	$(0.1)	$—	$—
2012 Infrastructure Realignment Program:							—
Employee separation costs	0.2	—	—	—	(0.2)	—	—
Lease termination costs	0.1	—	—	—	(0.1)	—	—
2013 Infrastructure Realignment Program:
Employee separation costs	3.2	0.9	—	(0.4)	(3.7)	—	—
Asset impairment costs	—	0.5	—	—	—	(0.5)	—
Line closure costs	—	2.5	—	—	(2.5)	—	—
Lease termination costs	0.4	0.1	—	(0.2)	(0.3)	—	—
2014 Infrastructure Realignment Program:
Employee separation costs	—	35.3	—	(1.3)	(5.3)	—	28.7
Asset impairment costs	—	1.3	—	—	—	(1.3)	—
Factory closure costs	—	1.2	—	—	(0.4)	(0.4)	0.4
Qualification costs	—	—	8.7	—	(7.6)	—	1.1

	$4.2	$41.8	$8.7	$(2.1)	$(20.2)	$(2.2)	$30.2

	Accrual Balance at December 30, 2012	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at December 29, 2013
2010 Infrastructure Realignment Program:
Employee separation costs	$0.2	$—	$—	$—	$(0.2)	$—	$—
2011 Infrastructure Realignment Program:
Employee separation costs	0.6	—	—	—	(0.3)	—	0.3
2012 Infrastructure Realignment Program:
Employee separation costs	2.8	0.1	—	(0.2)	(2.5)	—	0.2
Lease termination costs	0.5	—	—	(0.1)	(0.3)	—	0.1
2013 Infrastructure Realignment Program:
Employee separation costs	—	11.0	—	(0.1)	(7.7)	—	3.2
Asset impairment costs	—	1.6	—	—	—	(1.6)	—
Line closure costs	—	3.0	—	—	(3.0)	—	—
Lease termination costs	—	0.6	—	—	(0.2)	—	0.4

	$4.1	$16.3	$—	$(0.4)	$(14.2)	$(1.6)	$4.2

	Accrual Balance at December 25, 2011	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at December 30, 2012
2010 Infrastructure Realignment Program:
Employee separation costs	$1.0	$—	$—	$(0.1)	$(0.7)	$—	$0.2
2011 Infrastructure Realignment Program:
Employee separation costs	1.7	1.0	—	(0.4)	(1.7)	—	0.6
Asset impairment costs	—	0.1	—	—	—	(0.1)	—
2012 Infrastructure Realignment Program:
Employee separation costs	—	12.5	—	—	(9.8)	—	2.8
Facility closure costs	—	0.4	—	—	(0.4)	—	—
Lease termination costs	—	0.6	—	—	(0.1)	—	0.5

	$2.7	$14.6	$—	$(0.5)	$(12.7)	$(0.1)	$4.1

Note 17—Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are calculated as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In millions, except per share data)
Net income (loss)	$(35.2)	$5.0	$24.6

Weighted average number of common shares outstanding - basic	121.4	127.2	126.7

Effect of dilutive securities:
Stock options and restricted stock units	—	1.5	2.3

Weighted average number of common shares outstanding - diluted	121.4	128.7	129.0

Basic net income (loss) per share	$(0.29)	$0.04	$0.19

Diluted net income (loss) per share	$(0.29)	$0.04	$0.19

Anti-dilutive common stock equivalents	2.6	1.9	3.8

Note 18—Operating Segments and Geographic Information

We are currently organized into three reportable segments. The organization is an application based structure which corresponds with the way the company manages the business. The majority of our activities are aligned into two focus areas; The Mobile, Computing, Consumer, and Communication (MCCC) business, which focuses on mobile, computing and multimedia applications with typically lower power requirements, and the Power Conversion, Industrial, and Automotive (PCIA) business, which focuses on the higher power requirements for motor control solutions, power supplies, power conversion and automotive drive train applications. Each of these segments has a relatively small set of leading customers, common technology requirements and similar design cycles. The Standard Discrete and Standard Linear (SDT) business is managed separately as a third segment.

In addition to the operating segments mentioned above, we also operate global operations, sales and marketing, information systems, finance and administration groups that are led by vice presidents who report to the Chief Executive Officer. Also, only dedicated, direct SG&A spending by the segments is included in the calculation of their operating income. All other corporate level SG&A spending is included in the corporate category. We do not allocate income taxes or interest expense to our operating segments as the operating segments are principally evaluated on operating profit before interest and taxes.

We do not specifically identify and allocate all assets by operating segment. It is our policy to fully allocate depreciation and amortization to our operating segments. Operating segments do not sell products to each other, and accordingly, there are no inter-segment revenues to be reported. The accounting policies for segment reporting are the same as for the company as a whole.

The following table presents selected statement of operations information on reportable segments for 2014, 2013 and 2012.

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In millions)
Revenue and Operating Income:
MCCC
Total revenue	$549.5	$534.1	$570.2
Operating income	125.4	84.7	103.5

PCIA
Total revenue	747.1	733.4	694.0
Operating income	140.5	115.8	120.2

SDT
Total revenue	136.8	137.9	141.7
Operating income	25.1	16.5	18.6

Corporate
Restructuring, impairments, and other costs	(49.8)	(15.9)	(14.1)
Stock-based compensation expense	(32.6)	(27.9)	(22.6)
Selling, general and administrative expense	(178.8)	(156.5)	(159.8)
Charge for (release of) litigation charge	(4.4)	12.6	(1.3)
Other	(6.3)	(8.9)	0.2

Total Consolidated
Total revenue	$1,433.4	$1,405.4	$1,405.9
Operating income	$19.1	$20.4	$44.7
Realized loss on sale of securities	$—	$—	$12.9
Other expense, net	$6.5	$9.2	$8.1

Income before income taxes	$12.6	$11.2	$23.7

MCCC revenue for the year ended December 28, 2014 includes $11.5 million of Xsens revenue.

PCIA revenue for the year ended 2012 includes $8.5 million of insurance proceeds related to business interruption claims for the company’s optoelectronics supply issues resulting from the Thailand floods in the fourth quarter of 2011.

Revenue from one customer represents approximately 8.0%, 11.4% and 11.9% of our total 2014, 2013 and 2012 revenue, respectively. Revenue from this customer is included in all reportable segments revenue.

In 2014, Other consists of $6.5 million in accelerated depreciation related to the 5-inch line at our Bucheon wafer fab facility. In 2013, Other consists of $8.7 million in accelerated depreciation related to the planned closure of the 8-inch line at our Salt Lake wafer fab facility.

Depreciation and amortization by reportable operating segment were as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In millions)
MCCC	$56.1	$61.9	$58.6
PCIA	73.8	71.2	65.6
SDT	9.8	12.1	11.1

Total	$139.7	$145.2	$135.3

Geographic revenue information is based on the customer location within the indicated geographic region. Revenue by geographic region was as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
	(In millions)
Total Revenue:
U.S.	$129.0	$126.5	$126.5
Other Americas	28.7	28.1	28.1
Europe	215.0	196.8	182.8
China	559.0	505.9	492.1
Taiwan	172.0	154.6	196.8
Korea	71.7	98.4	126.5
Other Asia/Pacific	258.0	295.1	253.1

Total	$1,433.4	$1,405.4	$1,405.9

Other Asia/Pacific includes Japan, Singapore, and Malaysia.

Geographic property, plant and equipment balances as of December 28, 2014 and December 29, 2013 are based on the physical locations within the indicated geographic areas and are as follows:

	Year Ended
	December 28, 2014	December 29, 2013
	(In millions)
Property, Plant & Equipment, Net:
U.S.	$176.8	$221.2
Korea	240.1	251.3
Philippines	66.0	57.7
Malaysia	44.0	67.0
China	93.8	107.2
All Others	7.0	3.5

Total	$627.7	$707.9

Note 19—Strategic Investments

During the second quarter of 2014, our strategic investment of $0.7 million was sold for $2.1 million, resulting in a gain of $1.4 million.

During the first quarter of 2013, as a result of the failure of certain funding plans for one of the strategic investments, we evaluated the investment for impairment. Based on the current financial position of the investee and the lack of future cash flow funding, we determined that the investment was impaired and wrote off the full value of $3.0 million.

The total cost basis for strategic investments, which are included in other assets on the balance sheet, was $0 million and $0.7 million, net of impairments, respectively, as of December 28, 2014 and December 29, 2013.

Note 20—Unaudited Quarterly Financial Information

The following is a summary of unaudited quarterly financial information for 2014 and 2013 (in millions, except per share amounts):

	2014
	First	Second	Third	Fourth
Total revenue	$344.1	$371.6	$381.1	$336.6
Gross margin	104.2	124.2	132.8	104.4
Net income (loss)	(9.3)	17.8	(1.0)	(42.7)
Basic income (loss) per common share	$(0.07)	$0.14	$(0.01)	$(0.36)
Diluted income (loss) per common share	$(0.07)	$0.14	$(0.01)	$(0.36)

	2013
	First	Second	Third	Fourth
Total revenue	$343.2	$356.5	$364.6	$341.1
Gross margin	92.4	103.7	114.9	105.5
Net income (loss)	(0.5)	(7.5)	12.1	0.9
Basic income (loss) per common share	$—	$(0.06)	$0.10	$0.01
Diluted income (loss) per common share	$—	$(0.06)	$0.09	$0.01

Note 21—Subsequent Events

We have evaluated subsequent events and did not identify any events that required disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 28, 2014, the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed and operating effectively as of December 28, 2014 at a reasonable assurance level.

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

Fairchild Semiconductor’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 28, 2014. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on that assessment, management believes that, as of December 28, 2014, the company’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of Fairchild’s internal control over financial reporting as of December 28, 2014, and has issued a report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during our year ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

The information regarding our Code of Business Conduct and Ethics set forth under the caption “Governance at Fairchild Semiconductor—Senior Officer Code of Business Conduct and Ethics” appearing in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 20, 2015, which will be filed with the Securities and Exchange Commission not later than 120 days after December 28, 2014 (the “2015 Proxy Statement”), is incorporated by reference.

The information regarding directors set forth under the caption “Proposal 1—Election of Directors” appearing in the 2015 Proxy Statement, is incorporated by reference.

The information regarding executive officers set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K is incorporated by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement is incorporated by reference.

The information regarding our Audit Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2015 Proxy Statement is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis and “Director Compensation” in the 2015 Proxy Statement is incorporated by reference.

The information regarding our Compensation Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2015 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers” in the 2015 Proxy Statement is incorporated by reference.

The information regarding our equity compensation plans as set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Programs” in Item 5 of this annual report on Form 10-K is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Policies and Procedures for Approval of Related Party Transactions” in the 2015 Proxy Statement is incorporated by reference.

The information regarding director independence set forth under the caption “Corporate Governance, Board Meetings and Committees” in the 2015 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” included under the proposal entitled “Proposal 4—Ratify Appointment of KPMG LLP as Independent Registered Public Accounting Firm of the Company for 2015” in the 2015 Proxy Statement is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. Financial Statements included in this annual report are listed under Item 8.

(2)	Statement Schedules. Financial Statement schedules included in this report are listed under Item 15(b).

(3)	List of Exhibits. See the Exhibit Index beginning on page 101 of this annual report.

(b)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Schedule II—Valuation and Qualifying Accounts.

All other schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules are set forth in the financial statements or the notes thereto.

Description	Price Protection	Product Returns	Other Returns and Allowances	Deferred Tax Valuation Allowance	Total
	(In millions)
Balances at December 25, 2011	$10.0	$11.2	$2.8	$171.1	$195.1

Charged to expenses, or revenues	39.1	19.2	13.9	—	72.2
Deductions	(40.4)	(21.6)	(13.1)	(9.8)	(84.9)
Charged to other accounts	—	(1.4)	1.4	(6.8)	(6.8)

Balances at December 30, 2012	$8.7	$7.4	$5.0	$154.5	$175.6

Charged to expenses, or revenues	51.8	19.4	11.7	—	82.9
Deductions	(48.2)	(17.6)	(12.8)	(7.9)	(86.5)
Charged to other accounts	—	(0.1)	—	1.0	0.9

Balances at December 29, 2013	$12.3	$9.1	$3.9	$147.6	$172.9

Charged to expenses, or revenues	68.0	19.1	12.6	36.8	136.5
Deductions	(61.9)	(20.1)	(11.0)	(17.7)	(110.7)
Charged to other accounts	1.2	(1.4)	0.2	2.5	2.5

Balances at December 28, 2014	$19.6	$6.7	$5.7	$169.2	$201.2

EXHIBIT INDEX

Exhibit No.	Description

3.01(i)	Second Restated Certificate of Incorporation. (5)

3.01(i)	Certificate of Amendment to the Second Restated Certificate of Incorporation (18)

3.01(i)	Third Amended and Restated Certificate of Incorporation (26)

3.01(ii)	Bylaws, as amended through August 15, 2012. (21)

10.01	Credit Agreement, dated as of June 26, 2006. (13)

10.02*	Executive Severance Policy. (14)

10.03*	Form of Executive Severance Policy Designation and Agreement (Non-California Employees). (17)

10.04*	Form of Executive Severance Policy Designation and Agreement (California Employees). (17)

10.05	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (3)

10.06	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (1)

10.07*	Fairchild Benefit Restoration Plan. (1)

10.08*	Fairchild Incentive Plan. (22)

10.09*	Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan. (4)

10.10	Incremental Term Loan Commitment Agreement dated as of May 16, 2008. (19)

10.11*	Fairchild Enhanced Incentive Plan (22)

10.13*	Fairchild Semiconductor International, Inc. Employees Stock Purchase Plan. (25)

10.14*	Non-Qualified Stock Option Agreement, dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (7)

10.15*	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (9)

10.16*	Fairchild Semiconductor Stock Plan. (11)

10.17*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan. (6)

10.18*	Form of Deferred Stock Unit Agreement under the Fairchild Semiconductor Stock Plan. (6)

10.19*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor Stock Plan. (18)

10.20*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (9)

10.21*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (12)

10.22*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 10, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (12)

10.23*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 27, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Frey. (12)

Exhibit No.	Description

10.24	Employment Agreement, dated as of December 9, 2009 between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation. (21)

10.25	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd. (2)

10.26	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company. (20)

10.27*	Fairchild Semiconductor 2007 Stock Plan. (28)

10.28*	Fairchild Semiconductor Corporation Restated Severance Benefit Plan. (15)

10.29*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (27)

10.30*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (27)

10.31*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor 2007 Stock Plan. (15)

10.32*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor 2007 Stock Plan. (15)

10.33	Second Amendment to Credit Agreement (18)

10.34*	Long-Term Incentive Compensation Award Agreement dated December 22, 2010 between Mark S. Thompson and Fairchild Semiconductor International, Inc. (23)

10.35	Credit Agreement dated as of May 20, 2011 (24)

10.36*	Employment Agreement, dated as of August 31, 2012 between Vijay Ullal and Fairchild Semiconductor International, Inc. (14)

14.01	Code of Business Conduct and Ethics. (10)

21.01	List of Subsidiaries.

23.01	Consent of KPMG LLP.

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
(1)	Incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).
(2)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).

(3)	Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).
(4)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.
(5)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004, filed May 7, 2004.
(6)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed October 7, 2004 (File No. 333-119595).
(7)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 3, 2004.
(8)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, filed August 5, 2005.
(9)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, filed November 4, 2005.
(10)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 17, 2013.
(11)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed May 5, 2006.
(12)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed May 12, 2006.
(13)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed August 9, 2006.
(14)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 9, 2012.
(15)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, filed August 9, 2007.
(16)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 11, 2007.
(17)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, filed February 28, 2008.
(18)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010 filed August 4, 2010.
(19)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.
(20)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.
(21)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed August 15, 2012.
(22)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009, filed on August 7, 2009.
(23)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010, filed on February 24, 2011.
(24)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011, filed on August 5, 2011.
(25)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Report filed on Form 8-K on May 7, 2009.
(26)	Incorporated by reference from Fairchild Semiconductor International Inc.’s current report on Form 8-K filed May 3, 2012.
(27)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.
(28)	Incorporated by reference from Fairchild Semiconductor International Inc.’s current report on Form 8-K filed May 8, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

/S/ MARK S. THOMPSON
Mark S. Thompson
Chairman, President and Chief Executive Officer

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARK S. THOMPSON Mark S. Thompson	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	February 26, 2015

/S/ MARK S. FREY Mark S. Frey	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 26, 2015

/S/ STEPHANIE A. PARRON Stephanie A. Parron	Corporate Controller	February 26, 2015

/S/ RONALD W. SHELLY Ronald W. Shelly	Director	February 26, 2015

/S/ CHARLES P. CARINALLI Charles P. Carinalli	Director	February 26, 2015

/S/ THOMAS L. MAGNANTI Thomas L. Magnanti	Director	February 26, 2015

/S/ BRYAN R. ROUB Bryan R. Roub	Director	February 26, 2015

/S/ KEVIN J. MCGARITY Kevin J. McGarity	Director	February 26, 2015

/S/ ANTHONY LEAR Anthony Lear	Director	February 26, 2015

/S/ RANDY W. CARSON Randy W. Carson	Director	February 26, 2015

/S/ TERRY A. KLEBE Terry A. Klebe	Director	February 26, 2015

/S/ CATHERINE P. LEGO Catherine P. Lego	Director	February 26, 2015