Form 10-Q
period 2015-03-29
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2015-05-07
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2015

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

The number of shares outstanding of the Registrant’s Common Stock as of April 26, 2015 was 116,432,999.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)

	As of
	March 29, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$277.7	$352.9
Short-term marketable securities	0.2	0.1
Accounts receivable, net of allowances of $30.1 and $32.0 at March 29, 2015 and December 28, 2014, respectively	161.9	124.0
Inventories, net	266.0	264.9
Deferred income taxes, net of allowances	13.4	13.2
Other current assets	35.9	30.2

Total current assets	755.1	785.3
Property, plant and equipment, net	605.9	627.7
Deferred income taxes, net of allowances	5.3	5.3
Intangible assets, net	33.8	37.2
Goodwill	204.6	209.2
Long-term marketable securities	2.0	2.2
Other assets	23.2	25.2

Total assets	$1,629.9	$1,692.1

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107.8	$106.2
Accrued expenses and other current liabilities	107.4	129.6

Total current liabilities	215.2	235.8
Long-term debt	200.1	200.1
Deferred income taxes	34.2	34.2
Other liabilities	24.7	23.9

Total liabilities	474.2	494.0
Commitments and contingencies
Temporary equity – deferred stock units	4.3	4.0
Stockholders’ equity:
Common stock	1.4	1.4
Additional paid-in capital	1,540.7	1,542.5
Accumulated deficit	(46.5)	(47.6)
Accumulated other comprehensive income (loss)	(13.1)	(10.3)
Treasury stock, at cost	(331.1)	(291.9)

Total stockholders’ equity	1,151.4	1,194.1

Total liabilities, temporary equity and stockholders’ equity	$1,629.9	$1,692.1

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except per share data)

	Three Months Ended
	March 29, 2015	March 30, 2014
Total revenue	$355.7	$344.1
Cost of sales	247.7	239.9

Gross margin	108.0	104.2

Gross margin %	30.4%	30.3%

Operating expenses:
Research and development	41.7	41.1
Selling, general and administrative	52.7	55.5
Amortization of acquisition-related intangibles	2.1	4.2
Restructuring, impairments, and other costs	4.7	6.1
Charge for litigation	—	4.4
Goodwill impairment charge	0.6	—

Total operating expenses	101.8	111.3

Operating income (loss)	6.2	(7.1)

Other expense, net	1.2	1.1

Income (loss) before income taxes	5.0	(8.2)

Provision for income taxes	3.9	1.1

Net income (loss)	$1.1	$(9.3)

Net income (loss) per common share:
Basic	$0.01	$(0.07)

Diluted	$0.01	$(0.07)

Weighted average common shares:
Basic	117.3	125.4

Diluted	120.0	125.4

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net income (loss)	$1.1	$(9.3)
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	2.3	(0.5)
Net amount reclassified to earnings for hedging (1)	0.1	(1.7)
Net change associated with fair value of securities	—	0.1
Net change associated with pension transactions	0.1	—
Foreign currency translation adjustment	(5.3)	—

Total other comprehensive income (loss), net of tax	(2.8)	(2.1)

Comprehensive income (loss)	$(1.7)	$(11.4)

		Three Months Ended
		March 29, 2015	March 30, 2014
(1)	Net amount reclassified for cash flow hedges included in total revenue	$2.2	$0.5
	Net amount reclassified for cash flow hedges included in cost of sales	(1.7)	(1.6)
	Net amount reclassified for cash flow hedges included in selling, general and administrative	—	(0.6)
	Net amount reclassified for cash flow hedges included in research and development	(0.4)	—

	Total net amount reclassified to earnings for hedging	$0.1	$(1.7)

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net income (loss)	$1.1	$(9.3)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	36.6	36.0
Non-cash stock-based compensation expense	6.8	7.8
Non-cash restructuring and impairments expense	—	0.6
Non-cash financing expense	0.4	0.3
Non-cash goodwill impairment charge	0.6	—
(Gain) loss on disposal of property, plant and equipment	(0.5)	0.1
Deferred income taxes, net	(0.2)	3.1
Charge for litigation	—	4.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(37.9)	(30.1)
Inventories	(1.0)	7.3
Other current assets	(4.9)	5.6
Accounts payable	3.7	7.6
Accrued expenses and other current liabilities	(20.9)	(21.2)
Other assets and liabilities, net	1.6	(3.6)

Net cash provided by (used in) operating activities	$(14.6)	$8.6

Cash flows from investing activities:
Capital expenditures	$(14.4)	$(13.7)
Proceeds from the sale of property, plant and equipment, net	1.3	—
Purchase of molds and tooling	(0.2)	(0.5)
Maturity of marketable securities	0.1	—
Acquisitions and divestitures, net of cash acquired	—	(59.8)

Net cash used in investing activities	$(13.2)	$(74.0)

Cash flows from financing activities:
Proceeds from issuance of stock for share-based compensation arrangements	$0.9	$0.2
Purchase of treasury stock	(39.2)	(30.6)
Shares withheld for employee taxes	(9.1)	(6.2)

Net cash used in financing activities	$(47.4)	$(36.6)

Net change in cash and cash equivalents	(75.2)	(102.0)
Cash and cash equivalents at beginning of period	352.9	417.8

Cash and cash equivalents at end of period	$277.7	$315.8

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (“Fairchild International”, “we”, “our” or “ the company”) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 28, 2014. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended December 28, 2014. Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K and updated, as necessary, in Form 10-Q. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

Our fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years compared to the usual 52 weeks. This additional week is included in the first quarter of the year. Our results for the three months ended March 29, 2015 and March 30, 2014 both consisted of 13 weeks.

We changed our reportable segments effective in the first quarter of fiscal year 2015 to better reflect the way we currently manage the business. All periods presented have been revised accordingly to reflect the new reportable segments. Please refer to Note 12 Segments and Geographic Information for further details.

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

Note 2 – Fair Value Measurements

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

We do not have any financial instruments categorized as Level 3.

The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of March 29, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Derivative contract assets	$3.7	$—	$3.7	$—
Derivative contract liabilities	(4.1)	—	(4.1)	—

Total derivative contracts	$(0.4)	$—	$(0.4)	$—

Marketable securities	$2.2	$2.2	$—	$—

	As of December 28, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)

Derivative contract assets	$2.8	$—	$2.8	$—
Derivative contract liabilities	(5.5)	—	(5.5)	—

Total derivative contracts	$(2.7)	$—	$(2.7)	$—

Marketable securities	$2.3	$2.3	$—	$—

The fair values of our debt instruments, which are Level 2 liabilities, are carried at amortized cost. The carrying amount of the revolving credit facility is considered to approximate fair value as the interest rate on the loan is in line with current market rates. Please refer to Note 7 Indebtedness for further information about the revolving credit facility.

	As of March 29, 2015		As of December 28, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt:
Revolving credit facility	$200.0	$200.0	$200.0	$200.0

Note 3 – Marketable Securities

Our marketable securities are categorized as available-for-sale and are summarized as follows:

	As of March 29, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)

U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2

Total short-term marketable securities	$0.2	$—	$—	$0.2

U.S. Treasury securities and obligations of U.S. government agencies	$1.7	$0.2	$—	$1.9
Corporate debt securities	0.1	—	—	0.1

Total long-term marketable securities	$1.8	$0.2	$—	$2.0

	As of December 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)

U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total short-term marketable securities	$0.1	$—	$—	$0.1

U.S. Treasury securities and obligations of U.S. government agencies	$1.8	$0.2	$—	$2.0
Corporate debt securities	0.2	—	—	0.2

Total long-term marketable securities	$2.0	$0.2	$—	$2.2

The amortized cost and estimated fair value of our marketable securities available-for-sale by contractual maturity are summarized as follows:

	As of March 29, 2015
	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$0.2	$0.2
Due after one year through five years	0.7	0.8
Due after five years	1.1	1.2

	$2.0	$2.2

Note 4 – Derivatives

We use derivative instruments to manage exposures to changes in foreign currency exchange rates. The fair value of these hedges is recorded on the balance sheet. Please refer to Note 2 Fair Value Measurements for further information about the fair value of derivatives.

Foreign Currency Derivatives. We use currency forwards to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. We monitor our foreign currency exposures in an effort to maximize the overall effectiveness of our foreign currency hedge positions. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 12 months or less as of March 29, 2015.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness did not have a material impact on earnings for the three months ended March 29, 2015. No cash flow hedges were derecognized or discontinued in the three months ended March 29, 2015.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. We estimate that $0.3 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next twelve months.

The following tables present derivatives designated as hedging instruments:

	As of March 29, 2015				As of December 28, 2014
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives in Cash Flow Hedges

Derivatives for forecasted revenues	Current assets	$54.4	$3.6	$3.6	Current assets	$43.3	$2.7	$2.7
Derivatives for forecasted revenues	Current liabilities	—	—	—	Current liabilities	—	—	—
Derivatives for forecasted expenses	Current assets	50.5	0.1	0.1	Current assets	13.7	—	—
Derivatives for forecasted expenses	Current liabilities	131.9	(4.0)	(4.0)	Current liabilities	205.2	(5.5)	(5.5)

Total foreign exchange contract derivatives, net		$236.8	$(0.3)	$(0.3)		$262.2	$(2.8)	$(2.8)

	For the Three Months Ended March 29, 2015			For the Three Months Ended March 30, 2014
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)			(In millions)
Derivatives in Cash Flow Hedges
Foreign exchange contract	Revenue	$2.2	$2.2	Revenue	$0.1	$0.1
Foreign exchange contract	Expenses	(2.1)	(2.1)	Expenses	2.0	2.0

Total foreign exchange contracts		$0.1	$0.1		$2.1	$2.1

Gain (Loss) Recognized in OCI for Derivative Instruments (1)
For the Three Months Ended March 29, 2015
(In millions)
Foreign exchange contracts	$(0.3)

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments.

	As of March 29, 2015			As of December 28, 2014
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)			(In millions)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current assets	$5.7	$—	Current assets	$8.5	$0.1
Foreign exchange contracts	Current liabilities	23.0	(0.1)	Current liabilities	20.1	—

Total foreign exchange contracts, net		$28.7	$(0.1)		$28.6	$0.1

	For the Three Months Ended March 29, 2015		For the Three Months Ended March 30, 2014
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
		(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Revenue	$0.1	Revenue	$—
Foreign exchange contracts	Expenses	(0.4)	Expenses	—

Net gain (loss) recognized in income		$(0.3)		$—

We net the fair value of all derivative financial instruments with counter-parties for which a master netting arrangement is utilized.

The gross amounts of the derivative assets and liabilities are as follows:

	As of
	March 29, 2015	December 28, 2014
	(In millions)
Gross Assets	$3.8	$2.8
Gross Liabilities	(0.1)	—

Current Assets	$3.7	$2.8

Gross Assets	$—	$0.1
Gross Liabilities	(4.1)	(5.6)

Current Liabilities	$(4.1)	$(5.5)

Note 5 – Financial Statement Details

	As of
	March 29, 2015	December 28, 2014
	(In millions)
Inventories, net
Raw materials	$39.9	$44.0
Work in process	142.8	141.4
Finished goods	83.3	79.5

Total inventories, net	$266.0	$264.9

	As of
	March 29, 2015	December 28, 2014
	(In millions)
Property, plant and equipment
Land and improvements	$19.8	$19.8
Buildings and improvements	399.6	397.5
Machinery and equipment	1,895.4	1,902.4
Construction in progress	48.3	52.1

Total property, plant and equipment	2,363.1	2,371.8
Less accumulated depreciation	1,757.2	1,744.1

Total property, plant, and equipment, net	$605.9	$627.7

	As of
	March 29, 2015	December 28, 2014
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$46.3	$64.0
Accrued interest	0.3	0.3
Taxes payable	9.6	9.0
Restructuring	29.5	30.2
Other	21.7	26.1

Total accrued expenses and other current liabilities	$107.4	$129.6

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In millions)
Other expense, net
Interest expense	$1.3	$1.3
Interest income	(0.2)	(0.2)
Other, net	0.1	—

Other expense, net	$1.2	$1.1

Note 6 – Goodwill and Intangible Assets

We assess the impairment of goodwill on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is subject to an annual impairment test in the fourth quarter of the fiscal year, or more frequently, if indicators of potential impairment arise. In the first quarter of 2015, we reorganized our operating segments. This reorganization required us to assess the impairment of our goodwill and other long-lived assets. The goodwill impairment guidance requires that entities designate reporting units at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. In previous periods, our reporting units were equivalent to our reportable segments and are consistent with the operating segments described in Note 12 Segments and Geographic Information.

The impairment assessment is based on a combination of the income approach, which estimates the fair value of our reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based on comparable market multiples. The average fair value is then reconciled to our market capitalization with an appropriate control premium. The discount rates utilized in the discounted cash flows in 2015 ranged from approximately 11.5% to 14.0%, reflecting market based estimates of capital costs and discount rates adjusted for a market participants view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The peer companies used in the market approach are primarily the major competitors of each reporting unit. Our valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. In addition, we performed various sensitivity analyses based on several key input variables, which further supported our assessment. If these assumptions differ materially from future results, we may record impairment charges in the future. In the first quarter of 2015, we conducted step one of the quantitative goodwill impairment test as of the first day of fiscal year 2015. After completing step one of the impairment test, we determined that the estimated fair value of one of our goodwill reporting units was less than the carrying value of that reporting unit. In the first quarter of 2015, we wrote off the entire goodwill balance for the reporting unit with an estimated fair value less than the carrying value, which resulted in an impairment loss of $0.6 million. This goodwill reporting unit is included in the Analog Power and Systems Solutions (APSS) reportable segment described in Note 12 Segments and Geographic Information. The remainder of our reporting units with goodwill had fair values substantially in excess of book values. We generally allocated goodwill to the reporting units based on the relative fair value of the respective unit. In 2014, there were no goodwill impairments and the fair values of the reporting units with goodwill were substantially in excess of book values.

The following table presents the carrying amount of goodwill by operating segment:

	SPS	APSS	SPG	Total
	(In millions)
Balance at December 28, 2014	$105.1	$103.0	$1.1	$209.2

Impairment loss	—	(0.6)	—	(0.6)
Foreign exchange impact	—	(4.0)	—	(4.0)

Balance at March 29, 2015	$105.1	$98.4	$1.1	$204.6

The following table presents a summary of acquired intangible assets.

		As of March 29, 2015		As of December 28, 2014
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	8 - 10 years	$260.3	$(245.9)	$261.4	$(245.3)
Customer base	6 - 10 years	85.7	(78.2)	86.1	(77.4)
Core technology	10 - 15 years	15.7	(6.6)	15.7	(6.3)
In-process R&D	3 - 10 years	3.2	(0.8)	3.3	(0.7)
Trademarks and trade names	5 years	0.5	(0.1)	0.5	(0.1)

Subtotal		365.4	(331.6)	367.0	(329.8)

Goodwill		204.6	—	209.2	—

Total identifiable intangible assets		$570.0	$(331.6)	$576.2	$(329.8)

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)
Remaining Fiscal 2015	7.0
Fiscal 2016	8.1
Fiscal 2017	5.4
Fiscal 2018	4.1
Fiscal 2019	4.0

Note 7 – Indebtedness

Our indebtedness consists of the following:

	As of
	March 29, 2015	December 28, 2014
	(In millions)
Revolving credit facility borrowings	$200.0	$200.0
Other debt	0.1	0.1

Total long-term debt	$200.1	$200.1

Revolving Credit Facility

On September 26, 2014, we entered into our current $400.0 million, five-year senior secured revolving credit facility. The facility primarily consists of the credit agreement dated as of September 26, 2014 among Fairchild, the lenders named therein and Bank of America, NA, as administrative agent. At closing, we paid off all indebtedness under the prior credit facility using approximately

$200.0 million of the proceeds provided by the new facility. The prior credit facility was terminated concurrent with the closing of the new facility. The new facility consists of a $400.0 million five-year revolving credit facility with a $50.0 million sub-limit for the issuance of standby letters of credit and a $20.0 million sub-limit for swing line loans. We have the ability to increase the facility from time to time by the addition of one or more tranches of incremental loans in the form of either (i) incremental term loan facilities or, (ii) incremental increases in the revolving credit facility.

The aggregate principal amount of all incremental facilities cannot exceed $300.0 million. After adjusting for outstanding letters of credit, we have $199.4 million available under the credit facility as of March 29, 2015. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. We have additional outstanding letters of credit of $0.4 million that do not fall under the credit facility as of March 29, 2015. We also have $4.0 million of undrawn credit facilities at certain of our foreign subsidiaries as of March 29, 2015. These outstanding amounts do not impact available borrowings under the credit facility.

Note 8 – Contingencies

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

Based on current knowledge, management does not believe that loss contingencies arising from pending matters will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, in light of the inherent uncertainties involved in these matters, some of which are beyond our control, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period.

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

Both lawsuits were consolidated and heard together in a jury trial in April of 2012. On April 27, 2012, the jury found that Power Integrations infringed one of the two U.S. patents owned by System General and upheld the validity of both System General patents. In the same verdict, the jury found that the company infringed two of four U.S. patents asserted by Power Integrations and that the company had induced its customers to infringe the asserted patents. (The court later ruled that the company infringed one other asserted Power Integrations patent that the jury found was not infringed.) The jury also upheld the validity of the asserted Power Integrations patents. The verdict concluded the first phase of trial in the litigation. On June 30, 2014, the court issued an order enjoining Fairchild from making, using, selling, offering to sell or importing into the United States the products found to infringe the Power Integrations patents in the case as well as certain products that were similar to the products found to infringe. Willfulness and damages in the case will be determined in a second phase, which has yet to be scheduled and will occur after appeals of the first phase. The company and Power Integrations have filed appeals from the first phase.

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

In addition to the ruling on willfulness, the company continued to challenge several other aspects of the verdict during post-trial review. Specifically, the company asserted that the damages award included legal and evidentiary defects that were inconsistent with recent rulings by the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, the trial court ruled that the jury lacked sufficient evidence on which to base its damages award and, consequently, vacated the $105.0 million verdict and ordered a new trial on damages. On February 12, 2015, the court denied Power Integrations’ request to enjoin the Fairchild products that were found to infringe, finding, among other things, that the evidence at trial failed to establish a causal connection between the alleged harm and the alleged infringement. The court ruled that Power Integrations can request an injunction after the new trial on damages. The new damages trial is scheduled for December of 2015.

POWI 4: On February 10, 2010, Fairchild and System General filed a lawsuit in Suzhou, China against four Power Integrations entities and seven vendors. The lawsuit claims that Power Integrations violates certain Fairchild/System General patents. Fairchild is seeking an injunction against the Power Integrations products and over $17.0 million in damages. Hearings comparable to a trial in U.S. litigation were held in January, May and July 2012. In December of 2012, the Suzhou court ruled in favor of Power Integrations and denied the company’s claims. Fairchild appealed the ruling but ultimately withdrew its appeal in the fourth quarter of 2014.

POWI 5: On May 1, 2012, the company sued Power Integrations in U.S. District Court for the District of Delaware. The lawsuit accuses Power Integration’s LinkSwitch-PH LED power conversion products of violating three of the company’s patents. Power Integrations has filed counterclaims of patent infringement against the company asserting five Power Integrations patents. Trial is currently scheduled to begin on May 26, 2015.

Other Legal Claims

From time to time we are involved in legal proceedings in the ordinary course of business. We believe we have valid defenses with respect to matters currently pending against us and we intend to vigorously defend against those claims. For example, in December 2013, a customer of one of our distributors filed suit against us claiming damages of $30.0 million arising out of the purchase of $20,000 of our products. We are contesting that claim vigorously. We believe there is no such ordinary-course pending litigation that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Note 9 – Common Stock Repurchases

On May 7, 2014, the board of directors authorized the repurchase of up to $100.0 million of the company’s common stock. This amount is in addition to the $100.0 million previously authorized and disclosed in December 2013. The repurchase program is currently funded using available cash. During the three months ended March 29, 2015, we repurchased 2,262,880 shares of common stock, under repurchase programs for $39.2 million, at an average purchase price of $17.32 per share.

Note 10 – Restructuring, Impairments and Other Costs

During the three months ended March 29, 2015 and March 30, 2014, we recorded restructuring, impairment and other costs, net of releases, of $4.7 million and $6.1 million, respectively. The detail of the charges for the three months ended March 29, 2015 is presented in the summary table below.

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

In addition to the amounts recorded in the summary below, we expect to incur an additional $1.6 million in restructuring costs and an additional $10.0 million in accelerated depreciation costs to complete this program by the fourth quarter of fiscal year 2015.

	Accrual Balance at December 28, 2014	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at March 29, 2015
	(In millions)
2014 Infrastructure Realignment Program:
Employee separation costs	$28.7	$2.2	$—	$(0.2)	$(2.1)	$(0.6)	$28.0
Asset disposal gain	—	(0.5)	—	—	0.5	—	—
Factory closure costs	0.4	0.2	—	—	—	(0.2)	0.4
Qualification costs	1.1	—	3.0	—	(3.0)	—	1.1

	$30.2	$1.9	$3.0	$(0.2)	$(4.6)	$(0.8)	$29.5

Note 11 – Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are calculated as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In millions, except per share data)
Net income (loss)	$1.1	$(9.3)

Weighted average number of common shares outstanding – basic	117.3	125.4

Effect of dilutive securities:
Stock options and restricted stock units	2.7	—

Weighted average number of common shares outstanding – diluted	120.0	125.4

Basic net income (loss) per share	$0.01	$(0.07)

Diluted net income (loss) per share	$0.01	$(0.07)

Anti-dilutive common stock equivalents	0.5	3.1

Note 12 – Segments and Geographic Information

We changed our reportable segments effective in the first quarter of fiscal year 2015 to reflect changes in the way we currently manage the business. All periods presented have been revised accordingly to reflect the new reportable segments.

The Analog Power and Signal Solutions segment (APSS) contains our mobile solutions, power conversion and motion tracking operating segments. This segment focuses on developing innovative analog solutions including power management, sensor and signal path applications. The Switching Power Solutions segment (SPS) contains our low and high voltage switch operating segments, integrated power modules, as well as our automotive and cloud operating segments. This segment provides a wide range of highly efficient discrete and integrated power management solutions across a broad range of end markets. The Standard Products Group (SPG) includes a broad portfolio of standard discrete, analog, logic and optoelectronic products.

In addition to the operating segments mentioned above, we also operate global operations, sales and marketing, information systems, finance and administration groups that are led by vice presidents who report to the Chief Executive Officer. Also, only direct SG&A and R&D spending by the segments is included in the calculation of their operating income. All other corporate level SG&A and R&D spending is included in the corporate category. We do not allocate income taxes or interest expense to our operating segments as the operating segments are principally evaluated on operating profit before interest and taxes.

We do not specifically identify and allocate all assets by operating segment. It is our policy to fully allocate depreciation and amortization, with the exception of accelerated depreciation related to restructuring activities, to our operating segments. Operating segments do not sell products to each other, and accordingly, there are no inter-segment revenues to be reported. The accounting policies for segment reporting are the same as for the company as a whole.

The following table presents selected statement of operations information on reportable segments for the three months ended March 29, 2015 and March 30, 2014.

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In millions)
Revenue and operating income:
SPS
Total revenue	$211.2	$203.4
Operating income	42.8	37.1

APSS
Total revenue	96.3	95.2
Operating income	11.5	8.4

SPG
Total revenue	48.2	45.5
Operating income	11.2	9.1

Corporate
Restructuring, impairments, and other costs	(4.7)	(6.1)
Accelerated depreciation on assets related to factory closure	(4.5)	—
Selling, general and administrative expense	(46.6)	(48.8)
Charge for litigation	—	(4.4)
Corporate research and development expense	(3.5)	(2.4)

Total consolidated
Total revenue	$355.7	$344.1
Operating income (loss)	$6.2	$(7.1)
Other expense, net	$1.2	$1.1

Income (loss) before income taxes	$5.0	$(8.2)

Note 13 – Subsequent Events

We have evaluated subsequent events and did not identify any events that required disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our past performance, financial condition and prospects. We will discuss and provide our analysis of the following:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Forward Looking Statements

•	Recently Issued Financial Accounting Standards

Overview

Fairchild increased first quarter sales sequentially at the high end of expectations while maintaining flat distribution channel inventory. Sales into the automotive, industrial and appliance markets were robust. We also posted solid growth in our computing business as we continue to gain market share with power management solutions supporting server, storage and cloud applications. Demand from the mobile sector was down from the prior year’s first quarter but improved throughout the quarter as key customers began building their new smart phone models. Fairchild is also benefiting from higher content in these flagship models. Order rates remain strong and we have a higher backlog level than a quarter ago.

A key project for the company has been our manufacturing consolidation that is designed to increase manufacturing flexibility, improve customer service and provide a more balanced internal versus external sourcing mix. This project will result in the closure of our 6-inch wafer fab in Utah and our assembly and test facility in Malaysia as well as our 5-inch wafer fab line in Korea. We are on schedule to complete the consolidation process in mid-2015 and begin to benefit from lower manufacturing costs in the second half of 2015.

In addition to investing in the business, we also repurchased more than 2 million shares of our stock during the first quarter of 2015. We used available cash to repurchase these shares.

We strive to keep inventory as lean as possible while maintaining high customer service levels. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. At the end of the first quarter of 2015, our non-catalogue channel inventory was at approximately 9 weeks of sales which is at the low end of our target range of 9 to 10 weeks. At the end of the first quarter of 2015, internal inventories were $266 million, roughly flat from the end of 2014.

We changed our reportable segments effective in the first quarter of fiscal year 2015 to better reflect the way we currently manage the business. All periods presented have been revised accordingly to reflect the new reportable segments. Please refer to Item 1. Note 12 Segments and Geographic Information to our unaudited consolidated financial statements included in this report for details.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements, including results as a percent of revenue.

	Three Months Ended
	March 29, 2015		March 30, 2014
	(Dollars in millions)
Total revenues	$355.7	100.0%	$344.1	100.0%
Gross margin	108.0	30.4%	104.2	30.3%

Operating expenses:
Research and development	41.7	11.7%	41.1	11.9%
Selling, general and administrative	52.7	14.8%	55.5	16.1%
Amortization of acquisition-related intangibles	2.1	0.6%	4.2	1.2%
Restructuring, impairments, and other costs	4.7	1.3%	6.1	1.8%
Charge for litigation	—	0.0%	4.4	1.3%
Goodwill impairment charge	0.6	0.2%	—	0.0%

Total operating expenses	101.8	28.6%	111.3	32.3%

Operating income (loss)	6.2	1.7%	(7.1)	-2.1%

Other expense, net	1.2	0.3%	1.1	0.3%

Income (loss) before income taxes	5.0	1.4%	(8.2)	-2.4%

Provision for income taxes	3.9	1.1%	1.1	0.3%

Net income (loss)	$1.1	0.3%	$(9.3)	-2.7%

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

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Dollars in millions)
Unaudited non-GAAP measures
Adjusted net income	$13.3	$4.9
Adjusted gross margin	$112.5	$104.2
Adjusted gross margin %	31.6%	30.3%
Free Cash Flow	$(29.0)	$(5.1)

Reconciliation of Net Income (Loss) to Adjusted Net Income
Net income (loss)	$1.1	$(9.3)
Adjustments to reconcile net income (loss) to adjusted net income:
Restructuring, impairments, and other costs	4.7	6.1
Accelerated depreciation on assets related to factory closure	4.5	—
Charge for litigation	—	4.4
Goodwill impairment charge	0.6	—
Amortization of acquisition-related intangibles	2.1	4.2
Associated tax effects of the above and other acquisition-related intangibles	0.3	(0.5)

Adjusted net income	$13.3	$4.9

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$108.0	$104.2
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to factory closure	4.5	—

Adjusted gross margin	$112.5	$104.2

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by (used in) operating activities	$(14.6)	$8.6
Capital expenditures	(14.4)	(13.7)

Free Cash Flow	$(29.0)	$(5.1)

Total Revenues

	Three Months Ended
	March 29, 2015	March 30, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)

Total revenues	$355.7	$344.1	$11.6	3.4%

Revenue was 3.4% higher in the first quarter of 2015 compared to the same period in the prior year due to solid sales growth for our products serving the industrial, appliance, automotive and computing markets offset by lower mobile demand, especially from one major customer, and continued weak sales into the consumer sector.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic revenue for the first quarter of 2015 and the same period in the prior year.

	Three Months Ended
	March 29, 2015	March 30, 2014
Percent of total revenue:
U.S.	8%	10%
Other Americas	2	1
Europe	16	16
China	41	36
Taiwan	10	11
Korea	6	6
Other Asia/Pacific (1)	17	20

Total	100%	100%

(1)	For our geographic reporting purposes includes Japan and Singapore.

The increase in China is due to broad-based higher demand especially in the mobile end market. The decrease in Other Asia/Pacific revenue was due to lower consumer demand.

Gross Margin

	Three Months Ended
	March 29, 2015	March 30, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Gross Margin $	$108.0	$104.2	$3.8	3.6%
Gross Margin %	30.4%	30.3%

Gross margin increased $3.8 million or 10 basis points in the first quarter of 2015 compared to the same period a year ago due primarily to higher sales, improved product mix, higher manufacturing utilization and greater efficiency partially offset by higher spending and the annual merit increase.

Adjusted Gross Margin

	Three Months Ended
	March 29, 2015	March 30, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Adjusted Gross Margin $	$112.5	$104.2	$8.3	8.0%
Adjusted Gross Margin %	31.6%	30.3%

Adjusted gross margin increased $8.3 million in the first quarter of 2015 compared to the same period a year ago for the same reasons listed above. Adjusted gross margin does not include the accelerated depreciation due to pending factory closures. See reconciliation of gross margin to adjusted gross margin above.

Operating Expenses

	Three Months Ended
	March 29, 2015	March 30, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Research and development	$41.7	$41.1	$0.6	1.5%
Selling, general and administrative	$52.7	$55.5	$(2.8)	-5.0%

Research and development expenses increased 1.5% in the first quarter of 2015 compared to the same period a year ago due to the annual merit increase partially offset by program rationalization and spending reductions. Selling, general and administrative expenses were 5.0% lower than the prior year due primarily to lower legal spending and ongoing cost reductions partially offset by the annual merit increase.

Restructuring, Impairments and Other Costs

	Three Months Ended
	March 29, 2015	March 30, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Restructuring, impairments, and other costs	$4.7	$6.1	$(1.4)	-23.0%

During the first quarter of 2015, we recorded restructuring, impairment charges and other costs, net of releases, totaling $4.7 million. The charges included $2.2 million in employee separation costs, ($0.5) million in asset disposal gain, $0.2 million in factory closure costs, $3.0 million in qualification costs, and $0.2 million in reserve releases associated with the 2014 Infrastructure Realignment Program.

During the first quarter of 2014, we recorded restructuring, impairment charges and other costs, net of releases, totaling $6.1 million. The charges included $2.8 million in employee separation costs, $0.1 million in asset impairment charges, and $1.9 million in qualification costs associated with the 2014 Infrastructure Realignment Program. In addition during the first three months of 2014, we recorded $0.4 million in employee separation costs, $0.5 million in asset impairment charges, $0.9 million in factory closure costs, and $0.5 million in reserve releases associated with the 2013 and 2011 Infrastructure Realignment Programs.

Please refer to Item 1. Note 10 Restructuring, Impairments and Other Costs to our unaudited consolidated financial statements included within this report for further details regarding our restructuring plans.

Charge for Litigation

In the first quarter of 2014, we incurred a $4.4 million litigation charge as a result of ongoing developments with POWI litigation. Please refer to Item 1. Note 8 Contingencies to our unaudited consolidated financial statements included within this report for further details regarding this matter.

Goodwill Impairment Charge

In the first quarter of 2015, we incurred a $0.6 million goodwill impairment as a result of our operating segment reorganization. Please refer to Item 1. Note 6 Goodwill and Intangible Assets to our unaudited consolidated financial statements included within this report for further details regarding this matter.

Other Expense, net

The following table presents a summary of Other expense, net for the first quarter of 2015 and 2014, respectively.

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In millions)
Other expense, net
Interest expense	$1.3	$1.3
Interest income	(0.2)	(0.2)
Other, net	0.1	—

Other expense, net	$1.2	$1.1

Income Taxes

	Three Months Ended
	March 29, 2015	March 30, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Income (loss) before income taxes	$5.0	$(8.2)	$13.2	161.0%
Provision for (benefit from) income taxes	$3.9	$1.1	$2.8	254.5%

The effective tax rate for the first quarter of 2015 was 78% compared to (13.3)% for the first quarter of 2014. The change in the effective tax rate was primarily driven by a full valuation allowance against our Korean site’s deferred tax assets established in the fourth quarter of 2014, losses incurred in foreign jurisdictions with lower statutory tax rates than that of the U.S. during the first quarter of 2014, and an increase in non-deductible expenses within our Malaysian site subject to closure in 2015.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of March 29, 2015, we have recorded a deferred tax liability of $3.4 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We have operations or maintain distribution relationships in the U.S., Europe, Asia/Pacific, Japan and Korea. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Euro, South Korean won and Malaysian ringgit. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. In particular, as the U.S. dollar strengthens versus other currencies the value of the non-U.S. revenue will decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expense which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies the value of the non-U.S. revenue and expenses will increase when reported in U.S. dollars. We have established revenue and expense hedging and balance sheet risk management programs to protect against short term volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.

Free Cash Flow

	Three Months Ended
	March 29, 2015	March 30, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Free Cash Flow	$(29.0)	$(5.1)	$(23.9)	-468.6%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow decreased in the first quarter of 2015 compared to the first quarter of 2014 primarily due to changes in working capital. Please refer to the non-GAAP measures reconciliation included within this report for our Free Cash Flow reconciliation.

Reportable Segments

The following table represents comparative disclosures of revenue, gross margin and operating income (loss) of our reportable segments.

	Three Months Ended					Three Months Ended
	March 29, 2015					March 30, 2014
	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)					(Dollars in millions)
SPS	$211.2	59.3%	$63.2	29.9%	$42.8	$203.4	59.1%	$59.3	29.2%	$37.1
APSS	96.3	27.1%	36.7	38.1%	11.5	95.2	27.7%	34.0	35.7%	8.4
SPG	48.2	13.6%	12.6	26.1%	11.2	45.5	13.2%	10.9	24.0%	9.1
Corporate (1,2)	—	—	(4.5)	—	(59.3)	—	—	—	—	(61.7)

Total	$355.7	100.0%	$108.0	30.4%	$6.2	$344.1	100.0%	$104.2	30.3%	$(7.1)

	Three Months Ended
(1)	March 29, 2015	March 30, 2014
	(In millions)
Accelerated depreciation on assets related to factory closure	(4.5)	—

Corporate gross margin total	$(4.5)	$—

	Three Months Ended
(2)	March 29, 2015	March 30, 2014
	(In millions)
Restructuring, impairments, and other costs	$(4.7)	$(6.1)
Accelerated depreciation on assets related to factory closure	(4.5)	—
Selling, general and administrative expense	(46.6)	(48.8)
Charge for litigation	—	(4.4)
Corporate research and development expense	(3.5)	(2.4)

Corporate operating expense total	$(59.3)	$(61.7)

Total Revenue

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
	(Dollars in millions)
SPS	$211.2	$203.4	3.8%
APSS	96.3	95.2	1.2%
SPG	48.2	45.5	5.9%

Total revenue	$355.7	$344.1	3.4%

Total revenue increased 3.4% in the first quarter of 2015 from the same period in the prior year due primarily to solid sales growth for our products serving the industrial, appliance, automotive and computing markets offset by lower mobile demand, especially from one major customer, and continued weak sales into the consumer sector. SPS revenue increased 3.8% in the first quarter of 2015 from the same period in the prior year due to increased demand from the industrial, appliance, computing and automotive markets partially offset by lower sales into the consumer sector. APSS revenue increased 1.2% in the first quarter of 2015 from the same period in the prior year due to higher power conversion sales offset by lower demand for mobile power and signal products, especially from one large customer. SPG revenue increased 5.9% in the first quarter of 2015 from the same period in the prior year due primarily to broad-based higher demand.

Gross Margin

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
	(Dollars in millions)
SPS	$63.2	$59.3	6.6%
APSS	36.7	34.0	7.9%
SPG	12.6	10.9	15.6%
Corporate	(4.5)	—	—%

Total gross margin $	$108.0	$104.2	3.6%

	Three Months Ended
	March 29, 2015	March 30, 2014
SPS	29.9%	29.2%
APSS	38.1%	35.7%
SPG	26.1%	24.0%

Total gross margin %	30.4%	30.3%

Total gross margin increased 3.6% in the first quarter of 2015 from the same period in the prior year due primarily to higher sales, improved product mix and better manufacturing efficiency. SPS gross margin increased 6.6% in the first quarter of 2015 from the same period in the prior year due to the same factors as the total company as well as increased utilization of the new 8 inch wafer fab in Korea. APSS gross margin increased 7.9% and SPG gross margin increased 15.6% in the first quarter of 2015 from the same period in the prior year due to the same reasons as the total company.

Operating Income (Loss)

	Three Months Ended
	March 29, 2015	March 30, 2014	% Change
	(Dollars in millions)
SPS	$42.8	$37.1	15.4%
APSS	11.5	8.4	36.9%
SPG	11.2	9.1	23.1%
Corporate	(59.3)	(61.7)	3.9%

Total operating income (loss)	$6.2	$(7.1)	187.3%

Total operating income increased 187.3% in the first quarter of 2015 from the same period in the prior year due primarily to lower charges for litigation, restructuring and amortization of acquisition intangibles as well as the benefits discussed in the gross margin section above. SPS operating income increased 15.4% in the first quarter of 2015 from the same period in the prior year due to lower amortization of acquisition intangibles as well as the benefits discussed in the gross margin section above. APSS operating income increased 36.9% in the first quarter of 2015 from the same period in the prior year due to the benefits discussed in the gross margin section above, offset by the goodwill impairment charge taken in the first quarter of 2015. SPG operating income increased 23.1% in the first quarter of 2015 from the same period in the prior year due primarily to lower amortization of acquisition intangibles as well as the benefits discussed in the gross margin section above. Corporate operating loss decreased 3.9% in the first quarter of 2015 from the same period in the prior year due primarily to lower charges for litigation and restructuring.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of March 29, 2015, $72.7 million of our $279.9 million of cash and marketable securities balance was located in the U.S. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

On September 26, 2014, we entered into our current $400.0 million, five-year senior secured revolving credit facility. As of March 29, 2015, $200.0 million was drawn of the $400.0 million credit facility. Please refer to Item 1. Note 8 Indebtedness to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 26, 2015, for further details on the terms of this credit facility.

As of March 29, 2015, we were in compliance with the covenants associated with the credit facility and we expect to remain in compliance. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A Risk Factors included in our Annual Report on Form 10-K filed with the SEC on February 26, 2015, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our credit facility places restrictions on the payment of dividends under certain conditions, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first quarter of 2015, we incurred capital expenditures of $14.4 million.

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

During the first quarter of 2015, our cash (used in) provided by operating activities was ($14.6 million) compared to $8.6 million in the same period in the prior year. The following table presents a summary of net cash (used in) provided by operating activities:

	Three Months Ended
	March 29, 2015	March 30, 2014
	(In millions)

Net income (loss)	$1.1	$(9.3)
Depreciation and amortization	36.6	36.0
Non-cash stock-based compensation expense	6.8	7.8
Non-cash restructuring and impairments expense	—	0.6
Non-cash goodwill impairment charge	0.6	—
Deferred income taxes, net	(0.2)	3.1
Charge for litigation	—	4.4
Other, net	(0.1)	0.4
Change in other working capital accounts	(59.4)	(34.4)

Net cash provided by (used in) operating activities	$(14.6)	$8.6

Cash used in operating activities in 2015 increased by $23.2 million compared to 2014 primarily driven by changes in the other working capital accounts.

Cash used in investing activities during 2015 totaled $13.2 million compared to $74.0 million in 2014. The decrease was driven by the acquisition of a private sensor company during 2014.

Cash used in financing activities totaled $47.4 million in 2015 as compared to $36.6 million in 2014. The increase in cash used in 2014 of $10.8 million was driven by an increased amount of treasury shares purchased of $8.6 million.

Forward Looking Statements

This quarterly report contains “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described above and more specifically in the Risk Factors section included in our Annual Report on Form 10-K. Among these factors are the following: current economic uncertainty, including disruptions in the credit markets, as well as future economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); technological and product development risks, including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of manufacturing capacity; the risk of production delays; the inability to attract and retain key management and other employees; risks related to warranty and product liability claims; risks inherent in doing business internationally; changes in tax regulations or the migration of profits from low tax jurisdictions to higher tax jurisdictions; availability and cost of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the Annual Reports we file with the SEC. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

Recently Issued Financial Accounting Standards

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the company on January 1, 2017. Early application is not permitted. This ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, (ASU 2015-01) Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Prior to this ASU entities were required to separately classify, present, and disclose extraordinary events and transactions. Events or transactions were presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction met the criteria for extraordinary classification, an entity was required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also was required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial position and results of operations and statements of cash flows.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in our Annual Report on Form 10-K for the year ended December 28, 2014 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There were no material changes in the information we provided in our Annual Report on Form 10-K for the year ended December 28, 2014 during the period covered by this Quarterly Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of March 29, 2015, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during the three months ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of March  29, 2015, please read Part I. Item 1. Note 8 Contingencies to our unaudited consolidated financial statements included in this report, which is incorporated into this item by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2014 filed with the SEC on February 26, 2015, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes in our assessment of our risk factors set forth in our Annual Report on Form 10-K for fiscal year 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the three months ended March 29, 2015. The following table provides information with respect to purchases made by the company of its own common stock during the three months ended March 29, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 29, 2014 - January 25, 2015	75,646	$16.38	75,646	$55.5
January 26, 2015 - February 22, 2015	601,821	16.02	601,821	45.9
February 23, 2015 - March 29, 2015	1,585,413	17.85	1,585,413	17.6

Total	2,262,880	17.32	2,262,880	17.6

On May 7, 2014, our board of directors authorized the repurchase of up to $100.0 million of the company’s common stock. This amount is in addition to the $100.0 million previously authorized and disclosed in December 2013. Share repurchases will be made from time to time in the open market or in privately negotiated transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934. During the three months ended March 29, 2015, we repurchased approximately $39.2 million of common stock.

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

Description

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

        Date: May 7, 2015