Form 10-Q
period 2015-06-28
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2015-08-06
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2015

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

The number of shares outstanding of the Registrant’s Common Stock as of July 26, 2015 was 115,426,249.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)

	As of
	June 28, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$290.0	$352.9
Short-term marketable securities	0.2	0.1
Accounts receivable, net of allowances of $33.3 and $32.0 at June 28, 2015 and December 28, 2014, respectively	154.2	124.0
Inventories, net	288.3	264.9
Deferred income taxes, net of allowances	13.0	13.2
Other current assets	30.5	30.2

Total current assets	776.2	785.3
Property, plant and equipment, net	589.9	627.7
Deferred income taxes, net of allowances	5.5	5.3
Intangible assets, net	31.9	37.2
Goodwill	205.4	209.2
Long-term marketable securities	2.0	2.2
Other assets	19.0	22.2

Total assets	$1,629.9	$1,689.1

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117.8	$106.2
Accrued expenses and other current liabilities	112.8	129.6

Total current liabilities	230.6	235.8
Long-term debt	197.7	197.1
Deferred income taxes	34.7	34.2
Other liabilities	24.5	23.9

Total liabilities	487.5	491.0
Commitments and contingencies
Temporary equity – deferred stock units	3.9	4.0
Stockholders’ equity:
Common stock	1.4	1.4
Additional paid-in capital	1,550.5	1,542.5
Accumulated deficit	(47.4)	(47.6)
Accumulated other comprehensive loss	(13.6)	(10.3)
Treasury stock, at cost	(352.4)	(291.9)

Total stockholders’ equity	1,138.5	1,194.1

Total liabilities, temporary equity and stockholders’ equity	$1,629.9	$1,689.1

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Total revenue	$355.2	$371.6	$710.9	$715.7
Cost of sales	245.4	247.4	493.1	487.3

Gross margin	109.8	124.2	217.8	228.4

Gross margin %	30.9%	33.4%	30.6%	31.9%

Operating expenses:
Research and development	42.3	43.0	84.0	84.1
Selling, general and administrative	57.8	55.0	110.5	110.5
Amortization of acquisition-related intangibles	2.1	2.2	4.2	6.4
Restructuring, impairments, and other costs	4.2	4.7	8.9	10.8
Charge for litigation	—	—	—	4.4
Goodwill impairment charge	—	—	0.6	—

Total operating expenses	106.4	104.9	208.2	216.2

Operating income	3.4	19.3	9.6	12.2

Other expense, net	1.6	2.6	2.8	3.7

Income before income taxes	1.8	16.7	6.8	8.5

Provision for (benefit from) income taxes	2.7	(1.1)	6.6	—

Net income (loss)	$(0.9)	$17.8	$0.2	$8.5

Net income (loss) per common share:
Basic	$(0.01)	$0.14	$—	$0.07

Diluted	$(0.01)	$0.14	$—	$0.07

Weighted average common shares:
Basic	116.1	122.7	116.7	124.0

Diluted	116.1	123.9	119.2	125.6

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net income (loss)	$(0.9)	$17.8	$0.2	$8.5
Other comprehensive loss, net of tax:
Net change associated with hedging transactions (2)	(0.8)	1.8	1.5	1.3
Net amount reclassified to earnings for hedging (1)	(0.7)	(3.3)	(0.6)	(5.0)
Net change associated with fair value of securities	—	—	—	0.1
Net change associated with pension transactions	—	0.1	0.1	0.1
Foreign currency translation adjustment	1.0	(0.3)	(4.3)	(0.3)

Total other comprehensive loss, net of tax	(0.5)	(1.7)	(3.3)	(3.8)

Comprehensive income (loss)	$(1.4)	$16.1	$(3.1)	$4.7

		Three Months Ended		Six Months Ended
		June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
(1)	Net amount reclassified for cash flow hedges included in total revenue	$(6.3)	$0.3	$(4.1)	$0.8
	Net amount reclassified for cash flow hedges included in cost of sales	4.7	(2.7)	3.0	(4.3)
	Net amount reclassified for cash flow hedges included in selling, general and administrative	—	(0.9)	—	(1.5)
	Net amount reclassified for cash flow hedges included in research and development	0.9	—	0.5	—

	Total net amount reclassified to earnings for hedging	$(0.7)	$(3.3)	$(0.6)	$(5.0)

(2)	Net of tax of $0.8 million in the second quarter and the first six months of 2015.

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net income	$0.2	$8.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	72.0	68.0
Non-cash stock-based compensation expense	16.6	16.6
Non-cash restructuring and impairments expense	(0.2)	0.6
Non-cash financing expense	0.7	0.6
Gain from sale of equity investment	—	(1.4)
Non-cash goodwill impairment charge	0.6	—
Loss on disposal of property, plant and equipment	0.3	1.8
Deferred income taxes, net	(0.5)	(4.7)
Charge for litigation	—	4.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(30.2)	(20.0)
Inventories	(23.4)	(5.3)
Other current assets	(1.6)	(0.6)
Accounts payable	11.0	28.4
Accrued expenses and other current liabilities	(14.2)	(9.4)
Other assets and liabilities, net	2.6	5.9

Net cash provided by operating activities	$33.9	$93.4

Cash flows from investing activities:
Capital expenditures	$(29.0)	$(28.9)
Proceeds from the sale of property, plant and equipment, net	1.7	—
Purchase of molds and tooling	(0.5)	(1.4)
Maturity of marketable securities	0.1	—
Sale of equity investment	—	2.1
Acquisitions and divestitures, net of cash acquired	—	(60.0)

Net cash used in investing activities	$(27.7)	$(88.2)

Cash flows from financing activities:
Proceeds from issuance of stock for share-based compensation arrangements	$1.4	$0.7
Purchase of treasury stock	(60.5)	(99.5)
Shares withheld for employee taxes	(9.9)	(6.8)
Debt financing costs	(0.1)	—

Net cash used in financing activities	$(69.1)	$(105.6)

Net change in cash and cash equivalents	(62.9)	(100.4)
Cash and cash equivalents at beginning of period	352.9	417.8

Cash and cash equivalents at end of period	$290.0	$317.4

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

Our fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years compared to the usual 52 weeks. This additional week is included in the first quarter of the year. Our results for the three months ended June 28, 2015 and June 29, 2014 both consisted of 13 weeks. Our results for the six months ended June 28, 2015 and June 29, 2014 both consisted of 26 weeks.

We changed our reportable segments effective in the first quarter of fiscal year 2015 to better reflect the way we currently manage the business. All periods presented have been revised accordingly to reflect the new reportable segments. Please refer to Note 12 Segments and Geographic Information for further details.

Change in Accounting Principle Related to Accounting for Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-03, (ASU 2015-03) Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. We have adopted this ASU as of June 28, 2015. As a result of the adoption of ASU 2015-03, the presentation of other assets, long-term assets, long-term debt and long-term liabilities has changed for all periods presented.

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

Note 2 – Fair Value Measurements

The assets and liabilities measured at fair value on a recurring basis include securities and derivatives. Financial instruments categorized as Level 1 are securities traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency-backed securities that are traded by dealers or brokers in active over-the-counter markets. The fair value of securities is based on quoted market prices at the date of measurement.

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

The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of June 28, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivative contract assets	$1.9	$—	$1.9	$—
Derivative contract liabilities	(3.0)	—	(3.0)	—

Total derivative contracts	$(1.1)	$—	$(1.1)	$—

Marketable securities	$2.2	$2.2	$—	$—

	As of December 28, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivative contract assets	$2.8	$—	$2.8	$—
Derivative contract liabilities	(5.5)	—	(5.5)	—

Total derivative contracts	$(2.7)	$—	$(2.7)	$—

Marketable securities	$2.3	$2.3	$—	$—

The fair values of our debt instruments, which are Level 2 liabilities, are carried at amortized cost. The carrying amount of the revolving credit facility is considered to approximate fair value as the interest rate on the loan is in line with current market rates. Please refer to Note 7 Indebtedness for further information about the revolving credit facility.

	As of June 28, 2015		As of December 28, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Revolving credit facility borrowings	$200.0	$200.0	$200.0	$200.0

Note 3 – Marketable Securities

Our marketable securities are categorized as available-for-sale and are summarized as follows:

	As of June 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2

Total short-term marketable securities	$0.2	$—	$—	$0.2

U.S. Treasury securities and obligations of U.S. government agencies	$1.7	$0.2	$—	$1.9
Corporate debt securities	0.1	—	—	0.1

Total long-term marketable securities	$1.8	$0.2	$—	$2.0

	As of December 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total short-term marketable securities	$0.1	$—	$—	$0.1

U.S. Treasury securities and obligations of U.S. government agencies	$1.8	$0.2	$—	$2.0
Corporate debt securities	0.2	—	—	0.2

Total long-term marketable securities	$2.0	$0.2	$—	$2.2

The amortized cost and estimated fair value of our marketable securities available-for-sale by contractual maturity are summarized as follows:

	As of June 28, 2015
	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$0.2	$0.2
Due after one year through five years	0.7	0.8
Due after five years	1.1	1.2

	$2.0	$2.2

Note 4 – Derivatives

We use derivative instruments to manage exposures to changes in foreign currency exchange rates. The fair value of these hedges is recorded on the balance sheet. Please refer to Note 2 Fair Value Measurements for further information about the fair value of derivatives.

Foreign Currency Derivatives. We use foreign currency forward contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. We monitor our foreign currency exposures in an effort to maximize the overall effectiveness of our foreign currency hedge positions. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 12 months or less as of June 28, 2015.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness did not have a material impact on earnings for the six months ended June 28, 2015. No cash flow hedges were derecognized or discontinued in the six months ended June 28, 2015.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. We estimate that $1.0 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next twelve months.

The following tables present derivatives designated as hedging instruments:

	As of June 28, 2015				As of December 28, 2014
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives Designated as Cash Flow Hedges

Derivatives for forecasted revenues	Current assets	$44.6	$1.3	$1.3	Current assets	$43.3	$2.7	$2.7
Derivatives for forecasted revenues	Current liabilities	—	—	—	Current liabilities	—	—	—
Derivatives for forecasted expenses	Current assets	55.1	0.6	0.6	Current assets	13.7	—	—
Derivatives for forecasted expenses	Current liabilities	120.1	(2.9)	(2.9)	Current liabilities	205.2	(5.5)	(5.5)

Total foreign exchange contracts, net		$219.8	$(1.0)	$(1.0)		$262.2	$(2.8)	$(2.8)

	For the Six Months Ended June 28, 2015			For the Six Months Ended June 29, 2014
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)			(In millions)
Derivatives Designated as Cash Flow Hedges
Foreign exchange contract	Revenue	$4.1	$4.1	Revenue	$(0.9)	$(0.9)
Foreign exchange contract	Expenses	(3.5)	(3.5)	Expenses	5.9	5.9

Net gain (loss) recognized in income		$0.6	$0.6		$5.0	$5.0

Gain (Loss) Recognized in OCI for Derivative Instruments (1)
For the Six Months Ended June 28, 2015
(In millions)
Foreign exchange contracts	$1.7

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments.

	As of June 28, 2015			As of December 28, 2014
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)			(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current assets	$4.6	$—	Current assets	$8.5	$0.1
Foreign exchange contracts	Current liabilities	25.2	(0.1)	Current liabilities	20.1	—

Total foreign exchange contracts, net		$29.8	$(0.1)		$28.6	$0.1

	For the Six Months Ended June 28, 2015		For the Six Months Ended June 29, 2014
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
		(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Revenue	$0.1	Revenue	$—
Foreign exchange contracts	Expenses	(0.7)	Expenses	—

Net gain (loss) recognized in income		$(0.6)		$—

We net the fair value of all derivative financial instruments with counter-parties for which a master netting arrangement is utilized.

The gross amounts of the derivative assets and liabilities are as follows:

	As of
	June 28, 2015	December 28, 2014
	(In millions)
Gross Assets	$2.1	$2.8
Gross Liabilities	(0.2)	—

Current Assets	$1.9	$2.8

Gross Assets	$—	$0.1
Gross Liabilities	(3.0)	(5.6)

Current Liabilities	$(3.0)	$(5.5)

Note 5 – Financial Statement Details

	As of
	June 28, 2015	December 28, 2014
	(In millions)
Inventories, net
Raw materials	$34.4	$44.0
Work in process	153.0	141.4
Finished goods	100.9	79.5

Total inventories, net	$288.3	$264.9

	As of
	June 28, 2015	December 28, 2014
	(In millions)
Property, plant and equipment
Land and improvements	$19.8	$19.8
Buildings and improvements	399.5	397.5
Machinery and equipment	1,880.1	1,902.4
Construction in progress	52.2	52.1

Total property, plant and equipment	2,351.6	2,371.8
Less accumulated depreciation	1,761.7	1,744.1

Total property, plant, and equipment, net	$589.9	$627.7

Included in the property, plant and equipment balance are $15.5 million of land and buildings that met the criteria for assets held for sale classification after June 28, 2015 and before the financial statements were issued.

	As of
	June 28, 2015	December 28, 2014
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$50.4	$64.0
Accrued interest	0.4	0.3
Taxes payable	10.0	9.0
Restructuring	26.5	30.2
Other	25.5	26.1

Total accrued expenses and other current liabilities	$112.8	$129.6

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In millions)
Other expense, net
Interest expense	$1.5	$2.1	$2.8	$3.4
Interest income	(0.1)	(0.2)	(0.3)	(0.4)
Other, net	0.2	0.7	0.3	0.7

Other expense, net	$1.6	$2.6	$2.8	$3.7

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

The impairment assessment is based on a combination of the income approach, which estimates the fair value of our reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based on comparable market multiples. The average fair value is then reconciled to our market capitalization with an appropriate control premium. The discount rates utilized in the discounted cash flows in 2015 ranged from approximately 11.5% to 14.0%, reflecting market based estimates of capital costs and discount rates adjusted for a market participant’s view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The peer companies used in the market approach are primarily the major competitors of each reporting unit. Our valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. In addition, we performed various sensitivity analyses based on several key input variables, which further supported our assessment. If these assumptions differ materially from future results, we may record impairment charges in the future. In the first quarter of 2015, we conducted step one of the quantitative goodwill impairment test as of the first day of fiscal year 2015. After completing step one of the impairment test, we determined that the estimated fair value of one of our goodwill reporting units was less than the carrying value of that reporting unit. In the first quarter of 2015, we wrote off the entire goodwill balance for the reporting unit with an estimated fair value less than the carrying value, which resulted in an impairment loss of $0.6 million. This goodwill reporting unit is included in the Analog Power and Systems Solutions (APSS) reportable segment described in Note 12 Segments and Geographic Information. The remainder of our reporting units with goodwill had fair values substantially in excess of book values. We generally allocated goodwill to the reporting units based on relative fair value of the respective unit. In 2014, there were no goodwill impairments and the fair values of the reporting units with goodwill were substantially in excess of book values.

The following table presents the carrying amount of goodwill by operating segment:

	SPS	APSS	SPG	Total
	(In millions)
Balance at December 28, 2014	$105.1	$103.0	$1.1	$209.2

Impairment loss	$—	$(0.6)	$—	$(0.6)
Foreign exchange impact	$—	$(3.2)	$—	$(3.2)

Balance at June 28, 2015	$105.1	$99.2	$1.1	$205.4

The following table presents a summary of acquired intangible assets.

		As of June 28, 2015		As of December 28, 2014
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Developed technology	8 - 10 years	$260.4	$(246.8)	$261.4	$(245.3)
Customer base	6 - 10 years	85.8	(79.2)	86.1	(77.4)
Core technology	10 - 15 years	15.7	(6.8)	15.7	(6.3)
In-process R&D	3 - 10 years	3.3	(0.9)	3.3	(0.7)
Trademarks and trade names	5 years	0.5	(0.1)	0.5	(0.1)

Total identifiable intangible assets		$365.7	$(333.8)	$367.0	$(329.8)

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)
Remaining Fiscal 2015	4.9
Fiscal 2016	8.1
Fiscal 2017	5.4
Fiscal 2018	4.1
Fiscal 2019	4.0

Note 7 – Indebtedness

Our indebtedness consists of the following:

	As of
	June 28, 2015	December 28, 2014
	(In millions)
Revolving credit facility borrowings	$200.0	$200.0
Less debt issuance costs (1)	(2.4)	(3.0)
Other debt	0.1	0.1

Total long-term debt	$197.7	$197.1

(1)	During the second quarter of 2015, we changed our presentation of debt issuance costs in the balance sheet. Debt issuance costs are reflected as a reduction of the related debt liability rather than as an asset. We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised. Please refer to Note 1 Basis of Presentation for additional details regarding this accounting policy change.

Revolving Credit Facility

On September 26, 2014, we entered into our current $400.0 million, five-year senior secured revolving credit facility. Please refer to our Annual Report in form 10-K for the year ended December 28, 2014, for details regarding our current credit facility. On June 23, 2015, we amended our current credit agreement to remove certain provisions from the definition of change in control. The full terms and conditions are set forth in the first amendment dated June 23, 2015, a copy of which is filed as Exhibit 10.37 hereto and incorporated herein by reference.

After adjusting for outstanding letters of credit, we have $199.4 million available under the credit facility as of June 28, 2015. We have additional outstanding letters of credit of $0.4 million that do not fall under the credit facility as of June 28, 2015. We also have $4.0 million of undrawn credit facilities at certain of our foreign subsidiaries as of June 28, 2015. These outstanding amounts do not impact available borrowings under the credit facility.

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

POWI 5: On May 1, 2012, the company sued Power Integrations in U.S. District Court for the District of Delaware. The lawsuit accuses Power Integration’s LinkSwitch-PH LED power conversion products of violating three of the company’s patents. Power Integrations filed counterclaims of patent infringement against the company asserting five Power Integrations patents. Prior to the trial, the Court granted Fairchild summary judgment of no infringement on one of the patents and Power Integration voluntarily withdrew another. Trial in the case began on May 26, 2015. On June 5, 2015, the jury found that Power Integrations induced infringement of Fairchild’s patent rights, and awarded Fairchild $2.4 million in damages. The same jury found that Fairchild did not infringe one of the two remaining Power Integrations patents and found that Fairchild infringed two claims of one Power Integrations patent, and awarded Power Integrations damages of $0.1 million. Power Integrations was forced to remove the final patent from the case during the trial.

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

For matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of reasonably possible loss, in excess of amounts accrued for outstanding matters, is $1.2 million to $15.9 million. The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what we believe to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent our maximum exposure.

Note 9 – Common Stock Repurchases

On May 20, 2015, the board of directors authorized the additional repurchase of up to $150.0 million of the company’s common stock. This amount is in addition to the two separate authorizations of $100.0 million disclosed in May 2014 and December 2013, respectively. The repurchase program is currently funded using available cash. During the three months ended June 28, 2015, we repurchased 1,094,257 shares of common stock, under repurchase programs for $21.3 million, at an average purchase price of $19.50 per share. During the six months ended June 28, 2015, we repurchased 3,357,137 shares of common stock, under repurchase programs for $60.5 million, at an average purchase price of $18.03 per share.

Note 10 – Restructuring, Impairments and Other Costs

During the three months ended June 28, 2015 and June 29, 2014, we recorded restructuring, impairment and other costs, net of releases, of $4.2 million and $4.7 million, respectively. During the six months ended June 28, 2015 and June 29, 2014, we recorded restructuring, impairment and other costs, net of releases, of $8.9 million and $10.8 million, respectively. The detail of the charges for the three and six months ended June 28, 2015 is presented in the summary table below.

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

In addition to the amounts recorded in the summary below, we expect to incur an additional $2.0 million in restructuring costs, an additional $2.0 million in accelerated depreciation costs, and an additional $18.0 million in site closure costs to complete this program by the fourth quarter of fiscal year 2015.

	Accrual Balance at December 28, 2014	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at March 29, 2015
	(In millions)
2014 Infrastructure Realignment Program:
Employee separation costs	$28.7	$2.2	$—	$(0.2)	$(2.1)	$(0.6)	$28.0
Asset disposal (gain) loss	—	(0.5)	—	—	0.5	—	—
Factory closure costs	0.4	0.2	—	—	—	(0.2)	0.4
Qualification costs	1.1	—	3.0	—	(3.0)	—	1.1

	$30.2	$1.9	$3.0	$(0.2)	$(4.6)	$(0.8)	$29.5

	Accrual Balance at March 29, 2015	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at June 28, 2015
	(In millions)
2014 Infrastructure Realignment Program:
Employee separation costs	$28.0	$1.1	$—	$(0.5)	$(2.3)	$(0.2)	$26.1
Asset disposal (gain) loss	—	0.3	—	—	(0.3)	—	—
Factory closure costs	0.4	1.0	—	—	(1.2)	0.2	0.4
Qualification costs	1.1	—	2.3	—	(3.4)	—	—

	$29.5	$2.4	$2.3	$(0.5)	$(7.2)	$—	$26.5

Note 11 – Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In millions, except per share data)
Net income (loss)	$(0.9)	$17.8	$0.2	$8.5

Weighted average number of common shares outstanding – basic	116.1	122.7	116.7	124.0

Effect of dilutive securities:
Stock options and restricted stock units	—	1.2	2.5	1.6

Weighted average number of common shares outstanding – diluted	116.1	123.9	119.2	125.6

Basic net income (loss) per share	$(0.01)	$0.14	$—	$0.07

Diluted net income (loss) per share	$(0.01)	$0.14	$—	$0.07

Anti-dilutive common stock equivalents	2.3	0.7	0.2	0.9

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

In addition to the operating segments mentioned above, we also operate global operations, sales and marketing, information systems, finance and administration groups that are led by senior vice presidents who report to the Chief Executive Officer. Also, only direct SG&A and R&D spending by the segments is included in the calculation of their operating income. All other corporate level SG&A and R&D spending is included in the corporate category. We do not allocate income taxes or interest expense to our operating segments as the operating segments are principally evaluated on operating profit before interest and taxes.

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

The following table presents selected statement of operations information on reportable segments for the three and six months ended June 28, 2015 and June 29, 2014.

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In millions)
Revenue and operating income:
SPS
Total revenue	$210.3	$219.1	$421.5	$422.4
Operating income	50.6	49.7	93.4	86.8

APSS
Total revenue	96.6	101.6	192.9	196.9
Operating income	11.4	15.5	22.9	23.9

SPG
Total revenue	48.3	50.9	96.5	96.4
Operating income	9.4	11.8	20.6	21.0

Corporate
Restructuring, impairments, and other costs	(4.2)	(4.7)	(8.9)	(10.8)
Accelerated depreciation on assets related to factory closures	(3.5)	—	(8.0)	—
Inventory write-offs associated with factory closures	(4.6)	—	(4.6)	—
Selling, general and administrative expense	(51.4)	(48.4)	(98.0)	(97.2)
Charge for litigation	—	—	—	(4.4)
Corporate research and development expense	(4.3)	(4.6)	(7.8)	(7.1)

Total consolidated
Total revenue	$355.2	$371.6	$710.9	$715.7
Operating income	$3.4	$19.3	$9.6	$12.2
Other expense, net	$1.6	$2.6	$2.8	$3.7

Income before income taxes	$1.8	$16.7	$6.8	$8.5

Note 13 – Subsequent Events

We have evaluated subsequent events and did not identify any events that required disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes of this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 28, 2014.

Introduction

This discussion and analysis of our financial condition and results of operations is intended to provide investors with an understanding of our past performance, financial condition and prospects. We will discuss and provide our analysis of the following:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Forward Looking Statements

•	Recently Issued Financial Accounting Standards

Overview

Fairchild sales for the second quarter were flat sequentially and 4 percent lower than the year ago quarter. Distribution sell through was also flat sequentially instead of the normal average 5 percent growth in the second quarter. We adjusted shipments during the quarter to match this lower than expected distribution sell through to end the quarter with roughly flat channel inventory compared to the prior quarter.

Sales were sequentially higher for our products serving the mobile, appliance and industrial end markets. Demand was weaker than expected from some mobile and appliance customers, the wireless telecommunications sector as well as general market distribution. We expect demand to increase in the third quarter driven primarily by the mobile and wireless telecommunications markets. Fairchild is well positioned to benefit from higher unit production and greater product content at key mobile customers in the second half of 2015.

A key initiative for the company has been our manufacturing consolidation that is designed to reduce costs, increase manufacturing flexibility, improve customer service and provide a more balanced internal versus external sourcing mix. This project will result in the closure of our 6-inch wafer fab in Utah and our assembly and test facility in Malaysia as well as our 5-inch wafer fab line in Korea. We completed a number of major milestones in the second quarter and remain on schedule to deliver significant manufacturing cost savings beginning in the second half of 2015.

In addition to investing in the business, we also repurchased more than one million shares of our stock during the second quarter of 2015. We used available cash to repurchase these shares.

We strive to keep inventory as lean as possible while maintaining high customer service levels. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. At the end of the second quarter of 2015, our non-catalog channel inventory was at approximately 9 weeks of sales which is within our target range of 9 to 10 weeks. At the end of the second quarter of 2015, internal inventories were $22 million higher sequentially at $288 million or 111 days. As part of the manufacturing consolidation, we are increasing the use of external manufacturing sources. In order to maintain short lead times and high customer service levels in our now more outsourced supply chain, we adjusted our target range for days of internal inventory to 100 to 110 days.

We changed our reportable segments effective in the first quarter of fiscal year 2015 to better reflect the way we currently manage the business. All periods presented have been revised accordingly to reflect the new reportable segments. Please refer to Item 1. Note 12 Segments and Geographic Information to our unaudited consolidated financial statements included in this report for details.

During the second quarter of 2015, we changed our presentation of debt issuance costs in the balance sheet. Debt issuances costs are reflected as a reduction of the related debt liability rather than as an asset. We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised. Please refer to Item 1. Note 1 Basis of Presentation to our unaudited consolidated financial statements included in this report for additional details regarding this accounting policy change.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements, including results as a percent of revenue.

	Three Months Ended				Six Months Ended
	June 28, 2015		June 29, 2014		June 28, 2015		June 29, 2014
	(Dollars in millions)				(Dollars in millions)
Total revenues	$355.2	100.0%	$371.6	100.0%	$710.9	100.0%	$715.7	100.0%
Gross margin	109.8	30.9%	124.2	33.4%	217.8	30.6%	228.4	31.9%

Operating expenses:
Research and development	42.3	11.9%	43.0	11.6%	84.0	11.8%	84.1	11.8%
Selling, general and administrative	57.8	16.3%	55.0	14.8%	110.5	15.5%	110.5	15.4%
Amortization of acquisition-related intangibles	2.1	0.6%	2.2	0.6%	4.2	0.6%	6.4	0.9%
Restructuring, impairments, and other costs	4.2	1.2%	4.7	1.3%	8.9	1.3%	10.8	1.5%
Charge for litigation	—	0.0%	—	0.0%	—	0.0%	4.4	0.6%
Goodwill impairment charge	—	0.0%	—	0.0%	0.6	0.1%	—	0.0%

Total operating expenses	106.4	30.0%	104.9	28.2%	208.2	29.3%	216.2	30.2%

Operating income	3.4	1.0%	19.3	5.2%	9.6	1.4%	12.2	1.7%

Other expense, net	1.6	0.5%	2.6	0.7%	2.8	0.4%	3.7	0.5%

Income before income taxes	1.8	0.5%	16.7	4.5%	6.8	1.0%	8.5	1.2%

Provision for (benefit from) income taxes	2.7	0.8%	(1.1)	-0.3%	6.6	0.9%	—	0.0%

Net income (loss)	$(0.9)	-0.3%	$17.8	4.8%	$0.2	0.0%	$8.5	1.2%

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

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Dollars in millions)		(Dollars in millions)
Unaudited non-GAAP measures
Adjusted net income	$13.9	$25.2	$27.2	$30.1
Adjusted gross margin	$117.9	$124.2	$230.4	$228.4
Adjusted gross margin %	33.2%	33.4%	32.4%	31.9%
Free Cash Flow	$33.9	$69.6	$4.9	$64.5

Reconciliation of Net Income (Loss) to Adjusted Net Income
Net income (loss)	$(0.9)	$17.8	$0.2	$8.5
Adjustments to reconcile net income (loss) to adjusted net income:
Restructuring, impairments, and other costs	4.2	4.7	8.9	10.8
Gain from sale of equity investment	—	(1.4)	—	(1.4)
Loss on disposal of property, plant and equipment	—	1.9	—	1.9
Accelerated depreciation on assets related to factory closures	3.5	—	8.0	—
Inventory write-offs associated with factory closures	4.6	—	4.6	—
Charge for litigation	—	—	—	4.4
Goodwill impairment charge	—	—	0.6	—
Amortization of acquisition-related intangibles	2.1	2.2	4.2	6.4
Associated tax effects of the above and other acquisition-related intangibles	0.4	—	0.7	(0.5)

Adjusted net income	$13.9	$25.2	$27.2	$30.1

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$109.8	$124.2	$217.8	$228.4
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to factory closures	3.5	—	8.0	—
Inventory write-offs associated with factory closures	4.6	—	4.6	—

Adjusted gross margin	$117.9	$124.2	$230.4	$228.4

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$48.5	$84.8	$33.9	$93.4
Capital expenditures	(14.6)	(15.2)	(29.0)	(28.9)

Free Cash Flow	$33.9	$69.6	$4.9	$64.5

Total Revenues

	Three Months Ended				Six Months Ended
	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Total revenues	$355.2	$371.6	$(16.4)	-4.4%	$710.9	$715.7	$(4.8)	-0.7%

Revenue was 4.4% lower in the second quarter of 2015 compared to the same period in the prior year due primarily to pricing impacts. Revenue was 0.7% lower in the first six months of 2015 compared to the same period in the prior year due primarily to pricing impacts.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic revenue for the second quarter and the first six months of 2015 and the same periods in the prior year.

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Percent of total revenue:
U.S.	8%	9%	8%	9%
Other Americas	1	2	1	2
Europe	16	15	16	15
China	42	40	42	38
Taiwan	9	12	10	11
Korea	7	5	6	5
Other Asia/Pacific (1)	17	17	17	20

Total	100%	100%	100%	100%

(1)	For our geographic reporting purposes includes Japan and Singapore.

The increase in China is due to broad-based higher demand especially in the mobile end market. The decrease in Taiwan is due to lower demand in the consumer electronics market. The decrease in Other Asia/Pacific revenue for the six months ended June 28, 2015 was due to lower consumer demand.

Gross Margin

	Three Months Ended				Six Months Ended
	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Gross Margin $	$109.8	$124.2	$(14.4)	-11.6%	$217.8	$228.4	$(10.6)	-4.6%
Gross Margin %	30.9%	33.4%			30.6%	31.9%

Gross margin decreased $14.4 million or 250 basis points in the second quarter of 2015 compared to the same period a year ago due primarily to pricing impacts and lower manufacturing utilization, as well as accelerated depreciation and inventory write-off costs associated with our factory closures, partially offset by improved product mix. Gross margin decreased $10.6 million or 130 basis points in the first six months of 2015 compared to the same period a year ago due primarily to pricing impacts, as well as accelerated depreciation and inventory write-off costs associated with our factory closures, partially offset by improved product mix and internal manufacturing utilization.

Adjusted Gross Margin

	Three Months Ended				Six Months Ended
	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Adjusted Gross Margin $	$117.9	$124.2	$(6.3)	-5.1%	$230.4	$228.4	$2.0	0.9%
Adjusted Gross Margin %	33.2%	33.4%			32.4%	31.9%

Adjusted gross margin does not include the accelerated depreciation or inventory write-offs due to pending factory closures. See reconciliation of gross margin to adjusted gross margin above for explanation of changes.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Research and development	$42.3	$43.0	$(0.7)	-1.6%	$84.0	$84.1	$(0.1)	-0.1%
Selling, general and administrative	$57.8	$55.0	$2.8	5.1%	$110.5	$110.5	$—	0.0%

Research and development expenses decreased 1.6% in the second quarter of 2015 compared to the same period a year ago due to selectivity in funding various programs and other spending reductions. Selling, general and administrative expenses in the second quarter of 2015 were 5.1% higher than the prior year due primarily to higher legal spending. Research and development expenses and selling, general, and administrative expenses in the first six months of 2015 were flat compared to the same period a year ago.

Restructuring, Impairments and Other Costs

	Three Months Ended				Six Months Ended
	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Restructuring, impairments, and other costs	$4.2	$4.7	$(0.5)	-10.6%	$8.9	$10.8	$(1.9)	-17.6%

During the second quarter of 2015, we recorded restructuring, impairment charges and other costs, net of releases, totaling $4.2 million. The charges included $1.1 million in employee separation costs, $0.3 million in asset disposal loss, $1.0 million in factory closure costs, $2.3 million in qualification costs, and $0.5 million in reserve releases associated with the 2014 Infrastructure Realignment Program. During the six months ended June 28, 2015, we recorded restructuring, impairment charges and other costs, net of releases, totaling $8.9 million. The charges included $3.3 million in employee separation costs, $0.2 million in asset disposal gain, $1.2 million in factory closure costs, $5.3 million in qualification costs, and $0.7 million in reserve releases associated with the 2014 Infrastructure Realignment Program.

During the second quarter of 2014, we recorded restructuring, impairment charges and other costs, net of releases, totaling $4.7 million. The charges included $1.5 million in employee separation costs, and $1.9 million in qualification costs associated with the 2014 Infrastructure Realignment Program. In addition during the second quarter of 2014, we recorded $0.5 million in employee separation costs, $0.1 million in lease termination costs, $0.8 million in factory closure costs, and $0.1 million in reserve releases associated with the 2013 Infrastructure Realignment Program. During the six months ended June 29, 2014, we recorded restructuring, impairment charges and other costs, net of releases, totaling $10.8 million. The charges included $4.3 million in employee separation costs, $0.1 million in asset impairment charges, and $3.8 million in qualification costs associated with the 2014 Infrastructure Realignment Program. In addition during the first six months of 2014, we recorded $0.9 million in employee separation costs, $0.5 million in asset impairment charges, $0.1 million in lease termination costs, $1.7 million in factory closure costs, and $0.6 million in reserve releases associated with the 2013 and 2011 Infrastructure Realignment Programs.

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

Other Expense, net

The following table presents a summary of Other expense, net for the second quarter and first six months of 2015 and 2014, respectively.

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(In millions)		(In millions)
Other expense, net
Interest expense	$1.5	$2.1	$2.8	$3.4
Interest income	(0.1)	(0.2)	(0.3)	(0.4)
Other, net	0.2	0.7	0.3	0.7

Other expense, net	$1.6	$2.6	$2.8	$3.7

Income Taxes

	Three Months Ended				Six Months Ended
	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Income before income taxes	$1.8	$16.7	$(14.9)	-89.2%	$6.8	$8.5	$(1.7)	-20.0%
Provision for (benefit from) income taxes	$2.7	$(1.1)	$3.8	345.5%	$6.6	$—	$6.6	100.0%

The effective tax rate for the second quarter of 2015 was 149.6% compared to (6.4%) for the second quarter of 2014. The effective tax rate for the first six months of 2015 was 96.8% compared to zero percent for the first six months of 2014. The change in the effective tax rate was primarily driven by a full valuation allowance against our Korean site’s deferred tax assets established in the fourth quarter of 2014, losses incurred in the U.S. during the second quarter of 2015 for which no rate benefit was recorded due to a full valuation allowance against our net U.S. deferred tax assets, and an increase in non-deductible expenses within our Malaysian site subject to closure in 2015. The effective tax rate for the second quarter of 2015 includes a benefit of $0.8 million related to the allocation of tax expense or benefit between continuing operations and other comprehensive income when applying the exception to the ASC 740 intraperiod allocation rule.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of June 28, 2015, we have recorded a deferred tax liability of $3.4 million, with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

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

Free Cash Flow

	Three Months Ended				Six Months Ended
	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	June 28, 2015	June 29, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Free Cash Flow	$33.9	$69.6	$(35.7)	-51.3%	$4.9	$64.5	$(59.6)	-92.4%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures from cash provided by operating activities. Free cash flow decreased in the second quarter and the first six months of 2015 compared to the same periods of 2014 primarily due to changes in working capital. Please refer to the non-GAAP measures reconciliation included within this report for our Free Cash Flow reconciliation.

Reportable Segments

The following table represents comparative disclosures of revenue, gross margin and operating income (loss) of our reportable segments.

	Three Months Ended
	June 28, 2015					June 29, 2014
	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)					(Dollars in millions)
SPS	$210.3	59.2%	$71.8	34.1%	$50.6	$219.1	59.0%	$71.0	32.4%	$49.7
APSS	96.6	27.2%	35.3	36.5%	11.4	101.6	27.3%	40.3	39.7%	15.5
SPG	48.3	13.6%	10.8	22.4%	9.4	50.9	13.7%	12.9	25.3%	11.8
Corporate (1,2)	—	—	(8.1)	—	(68.0)	—	—	—	—	(57.7)

Total	$355.2	100.0%	$109.8	30.9%	$3.4	$371.6	100.0%	$124.2	33.4%	$19.3

	Three Months Ended
(1)	June 28, 2015	June 29, 2014
	(In millions)
Accelerated depreciation on assets related to factory closures	$(3.5)	$—
Inventory write-offs associated with factory closures	(4.6)	—

Corporate gross margin total	$(8.1)	$—

	Three Months Ended
(2)	June 28, 2015	June 29, 2014
	(In millions)
Restructuring, impairments, and other costs	$(4.2)	$(4.7)
Accelerated depreciation on assets related to factory closures	(3.5)	—
Inventory write-offs associated with factory closures	(4.6)	—
Selling, general and administrative expense	(51.4)	(48.4)
Corporate research and development expense	(4.3)	(4.6)

Corporate operating loss total	$(68.0)	$(57.7)

	Six Months Ended
	June 28, 2015					June 29, 2014
	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)					(Dollars in millions)
SPS	$421.5	59.3%	$135.0	32.0%	$93.4	$422.4	59.0%	$130.2	30.8%	$86.8
APSS	192.9	27.1%	72.0	37.3%	22.9	196.9	27.5%	74.4	37.8%	23.9
SPG	96.5	13.6%	23.4	24.2%	20.6	96.4	13.5%	23.8	24.7%	21.0
Corporate (1,2)	—	—	(12.6)	—	(127.3)	—	—	—	—	(119.5)

Total	$710.9	100.0%	$217.8	30.6%	$9.6	$715.7	100.0%	$228.4	31.9%	$12.2

	Six Months Ended
(1)	June 28, 2015	June 29, 2014
	(In millions)
Accelerated depreciation on assets related to factory closures	$(8.0)	$—
Inventory write-offs associated with factory closures	(4.6)	—

Corporate gross margin total	$(12.6)	$—

	Six Months Ended
(2)	June 28, 2015	June 29, 2014
	(In millions)
Restructuring, impairments, and other costs	$(8.9)	$(10.8)
Accelerated depreciation on assets related to factory closures	(8.0)	—
Inventory write-offs associated with factory closures	(4.6)	—
Selling, general and administrative expense	(98.0)	(97.2)
Charge for litigation	—	(4.4)
Corporate research and development expense	(7.8)	(7.1)

Corporate operating loss total	$(127.3)	$(119.5)

Total Revenue

	Three Months Ended			Six Months Ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
	(Dollars in millions)			(Dollars in millions)
SPS	$210.3	$219.1	(4.0)%	$421.5	$422.4	(0.2)%
APSS	96.6	101.6	(4.9)%	192.9	196.9	(2.0)%
SPG	48.3	50.9	(5.1)%	96.5	96.4	0.1%

Total revenue	$355.2	$371.6	(4.4)%	$710.9	$715.7	(0.7)%

SPS revenue decreased 4.0% in the second quarter of 2015 from the same period in the prior year due primarily to pricing impacts. APSS revenue decreased 4.9% and SPG revenue decreased 5.1% in the second quarter of 2015 from the same period in the prior year due primarily to pricing and product volume impacts.

SPS and SPG revenue was roughly flat in the first six months of 2015 from the same period in the prior year. APSS revenue decreased 2.0% due primarily to pricing impacts.

Gross Margin

	Three Months Ended			Six Months Ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
	(Dollars in millions)			(Dollars in millions)
SPS	$71.8	$71.0	1.1%	$135.0	$130.2	3.7%
APSS	35.3	40.3	(12.4)%	72.0	74.4	(3.2)%
SPG	10.8	12.9	(16.3)%	23.4	23.8	(1.7)%
Corporate (1)	(8.1)	—	—%	(12.6)	—	—%

Total gross margin $	$109.8	$124.2	(11.6)%	$217.8	$228.4	(4.6)%

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
SPS	34.1%	32.4%	32.0%	30.8%
APSS	36.5%	39.7%	37.3%	37.8%
SPG	22.4%	25.3%	24.2%	24.7%

Total gross margin %	30.9%	33.4%	30.6%	31.9%

(1) Please refer to Reconciliation of Gross Margin to Adjusted Gross Margin in our Results from Operations for more details.

SPS gross margin increased 1.1% in the second quarter of 2015 from the same period in the prior year due primarily to improved manufacturing utilization. APSS gross margin decreased 12.4% and SPG gross margin decreased 16.3% in the second quarter of 2015 from the same period in the prior year due primarily to reduced revenue and lower manufacturing utilization.

SPS gross margin increased 3.7% in the first six months of 2015 from the same period in the prior year due primarily to the same reasons as in the second quarter. APSS gross margin decreased 3.2% and SPG gross margin decreased 1.7% in the first six months of 2015 from the same period in the prior year due primarily to pricing impacts and lower manufacturing utilization, partially offset by improved product mix.

Operating Income (Loss)

	Three Months Ended			Six Months Ended
	June 28, 2015	June 29, 2014	% Change	June 28, 2015	June 29, 2014	% Change
	(Dollars in millions)			(Dollars in millions)
SPS	$50.6	$49.7	1.8%	$93.4	$86.8	7.6%
APSS	11.4	15.5	(26.5)%	22.9	23.9	(4.2)%
SPG	9.4	11.8	(20.3)%	20.6	21.0	(1.9)%
Corporate	(68.0)	(57.7)	(17.9)%	(127.3)	(119.5)	(6.5)%

Total operating income	$3.4	$19.3	(82.4)%	$9.6	$12.2	(21.3)%

Total operating income decreased 82.4% in the second quarter of 2015 from the same period in the prior year due primarily to accelerated depreciation and inventory write-off costs associated with our factory closures, and higher selling, general, and administrative expenses. SPS operating income increased 1.8% in the second quarter of 2015 from the same period in the prior year due primarily to the same reasons listed in gross margin. APSS operating income decreased 26.5% in the second quarter of 2015 from the same period in the prior year due primarily to the same reasons listed in gross margin, partially offset by lower R&D spending. SPG operating income decreased 20.3% in the second quarter of 2015 from the same period in the prior year due primarily to the same reasons listed in gross margin. Corporate operating loss increased 17.9% in the second quarter of 2015 from the same period in the prior year due primarily to accelerated depreciation and inventory write-off costs associated with our factory closures and higher legal spending.

Total operating income decreased 21.3% in the first six months of 2015 from the same period in the prior year due primarily to the same reasons as in the second quarter. SPS operating income increased 7.6% in the first six months of 2015 from the same period in the prior year due primarily to the same reasons as in the second quarter. APSS operating income decreased 4.2% and SPG operating income decreased 1.9% in the first six months of 2015 from the same period in the prior year due primarily to the same reasons as in the second quarter. Corporate operating loss increased 6.5% in the first six months of 2015 from the same period in the prior year due primarily to accelerated depreciation and inventory write-off costs associated with our factory closures.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of June 28, 2015, $58.7 million of our $292.2 million of cash and marketable securities balance was located in the U.S. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

On September 26, 2014, we entered into our current $400.0 million, five-year senior secured revolving credit facility and on June 23, 2015 we amended it to remove certain provisions from the definition of change in control. As of June 28, 2015, $200.0 million was drawn of the $400.0 million credit facility. Please refer to Item 1. Note 7 Indebtedness to our unaudited consolidated financial statements included within this report for further details regarding this matter.

As of June 28, 2015, we were in compliance with the covenants associated with the credit facility and we expect to remain in compliance. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A Risk Factors included in our Annual Report on Form 10-K filed with the SEC on February 26, 2015, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our credit facility places restrictions on the payment of dividends under certain conditions, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first six months of 2015, we incurred capital expenditures of $29.0 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. Additional borrowing or equity investment may be required to fund future acquisitions. The sale of additional equity securities could result in additional dilution to our stockholders. On May 20, 2015, the board of directors authorized the additional repurchase of up to $150.0 million of the company’s common stock. This amount is in addition to the two separate $100.0 million authorizations, disclosed in May 2014 and December 2013, respectively.

Cash Flows

Our cash flows for each period were as follows:

	Six Months Ended
	June 28, 2015	June 29, 2014
	(In millions)
Net cash provided by operating activities	$33.9	$93.4
Net cash used in investing activities	(27.7)	(88.2)
Net cash used in financing activities	(69.1)	(105.6)

Net change in cash and cash equivalents	$(62.9)	$(100.4)

Operating Activities

Operating cash flows represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income (loss) for non-cash operating items, such as depreciation and amortization, impairment charges and stock-based compensation expense; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

Cash provided by operating activities in 2015 decreased by $59.5 million compared to 2014 primarily driven by changes in working capital.

Investing Activities

Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as proceeds from divestitures and cash used for acquisitions.

Cash used in investing activities in 2015 decreased by $60.5 million compared to 2014. The decrease was driven by the acquisition of a private sensor company during 2014.

Financing Activities

Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.

Cash used in financing activities in 2015 decreased by $36.5 million compared to 2014. The decrease in cash used was driven by a decreased amount of treasury shares purchased in 2015 compared to the same period last year.

Forward Looking Statements

This quarterly report contains “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described above and more specifically in the Risk Factors section included in our Annual Report on Form 10-K. Among these factors are the following: economic uncertainty, including disruptions in the credit markets, as well as future economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); technological and product development risks, including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of internal and external manufacturing capacity; the risk of production delays; the inability to attract and retain key management and other employees; risks related to warranty and product liability claims; risks inherent in doing business internationally; changes in tax regulations or the migration of profits from low tax jurisdictions to higher tax jurisdictions; availability and cost of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the Annual Reports we file with the SEC. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, (ASU 2015-05) Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This ASU clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the impact this guidance may have on our consolidated financial position and results of operations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of June 28, 2015, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during the three months ended June 28, 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of June 28, 2015, please read Part I. Item 1. Note 8 Contingencies to our unaudited consolidated financial statements included in this report, which is incorporated into this item by reference.

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

There were no sales of unregistered equity securities in the three months ended June 28, 2015. The following table provides information with respect to purchases made by the company of its own common stock during the three months ended June 28, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2015 - April 26, 2015	178,088	$19.35	178,088	$14.1
April 27, 2015 - May 24, 2015	531,385	19.59	531,385	153.7
May 25, 2015 - June 28, 2015	384,784	19.45	384,784	146.2

Total	1,094,257		1,094,257

On May 20, 2015, the board of directors authorized the additional repurchase of up to $150.0 million of the company’s common stock. This amount is in addition to the two separate $100.0 million authorizations, disclosed in May 2014 and December 2013, respectively. Share repurchases will be made from time to time in the open market or in privately negotiated transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934. During the three months ended June 28, 2015, we repurchased approximately $21.3 million of common stock.

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

Item 6.	Exhibits

Description

10.32	Form of Restricted Stock Unit Agreement for Nonemployee Directors

10.37	First Amendment date June 23, 2015 to the Credit Agreement by and among Fairchild Semiconductor Corporation, a Delaware corporation (the “Borrower”), Fairchild Semiconductor International, Inc., a Delaware corporation (“Holdings”), the other Guarantors identified therein, the Lenders identified therein and Bank of America, N.A., in its capacity as Administrative Agent (in such capacity, the “Administrative Agent”).

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

        Date: August 6, 2015