Form 10-Q
period 2015-09-27
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2015-11-05
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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

The number of shares outstanding of the Registrant’s Common Stock as of October 25, 2015 was 113,394,533.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)

	As of
	September 27, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$242.9	$352.9
Short-term marketable securities	0.2	0.1
Accounts receivable, net of allowances of $38.9 and $32.0 at September 27, 2015 and December 28, 2014, respectively	157.9	124.0
Inventories, net	303.8	264.9
Deferred income taxes, net of allowances	12.9	13.2
Other current assets	48.0	30.2

Total current assets	765.7	785.3
Property, plant and equipment, net	563.3	627.7
Deferred income taxes, net of allowances	5.5	5.3
Intangible assets, net	30.0	37.2
Goodwill	205.4	209.2
Long-term marketable securities	2.0	2.2
Other assets	18.6	22.2

Total assets	$1,590.5	$1,689.1

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121.5	$106.2
Accrued expenses and other current liabilities	112.3	129.6

Total current liabilities	233.8	235.8
Long-term debt	198.0	197.1
Deferred income taxes	33.9	34.2
Other liabilities	25.3	23.9

Total liabilities	491.0	491.0
Commitments and contingencies
Temporary equity – deferred stock units	6.1	4.0
Stockholders’ equity:
Common stock	1.4	1.4
Additional paid-in capital	1,554.5	1,542.5
Accumulated deficit	(55.7)	(47.6)
Accumulated other comprehensive loss	(19.2)	(10.3)
Treasury stock, at cost	(387.6)	(291.9)

Total stockholders’ equity	1,093.4	1,194.1

Total liabilities, temporary equity and stockholders’ equity	$1,590.5	$1,689.1

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Total revenue	$342.1	$381.1	$1,053.0	$1,096.8
Cost of sales	227.1	248.3	720.2	735.6

Gross margin	115.0	132.8	332.8	361.2

Gross margin %	33.6%	34.8%	31.6%	32.9%

Operating expenses:
Research and development	40.4	41.6	124.4	125.7
Selling, general and administrative	47.9	53.8	158.4	164.3
Amortization of acquisition-related intangibles	1.9	2.1	6.1	8.5
Restructuring, impairments, and other costs	27.7	31.7	36.6	42.5
Charge for litigation	—	—	—	4.4
Goodwill impairment charge	—	—	0.6	—

Total operating expenses	117.9	129.2	326.1	345.4

Operating income (loss)	(2.9)	3.6	6.7	15.8

Other expense, net	1.4	1.5	4.2	5.2

Income (loss) before income taxes	(4.3)	2.1	2.5	10.6

Provision for income taxes	3.9	3.1	10.5	3.1

Net income (loss)	$(8.2)	$(1.0)	$(8.0)	$7.5

Net income (loss) per common share:
Basic	$(0.07)	$(0.01)	$(0.07)	$0.06

Diluted	$(0.07)	$(0.01)	$(0.07)	$0.06

Weighted average common shares:
Basic	114.6	119.5	116.0	122.5

Diluted	114.6	119.5	116.0	124.4

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Net income (loss)	$(8.2)	$(1.0)	$(8.0)	$7.5
Other comprehensive loss, net of tax:
Net change associated with hedging transactions (2)	(8.8)	2.8	(7.3)	4.1
Net amount reclassified to earnings for hedging (1)	3.2	(1.7)	2.6	(6.7)
Net change associated with fair value of securities	—	—	—	0.1
Net change associated with pension transactions	—	—	0.1	0.1
Foreign currency translation adjustment	—	(3.2)	(4.3)	(3.5)

Total other comprehensive loss, net of tax	(5.6)	(2.1)	(8.9)	(5.9)

Comprehensive income (loss)	$(13.8)	$(3.1)	$(16.9)	$1.6

		Three Months Ended		Nine Months Ended
		September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
(1)	Net amount reclassified for cash flow hedges included in total revenue	$(1.1)	$(0.6)	$(5.2)	$0.2
	Net amount reclassified for cash flow hedges included in cost of sales	3.0	(0.9)	6.0	(5.2)
	Net amount reclassified for cash flow hedges included in selling, general and administrative	—	(0.2)	—	(1.7)
	Net amount reclassified for cash flow hedges included in research and development	—	—	0.5	—
	Net amount reclassified for cash flow hedges included in restructuring, impairments, and other costs	1.3	—	1.3	—

	Total net amount reclassified to earnings for hedging	$3.2	$(1.7)	$2.6	$(6.7)

(2)	Net of tax of $(0.8) million in the third quarter of 2015.

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Nine Months Ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net income (loss)	$(8.0)	$7.5
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	103.0	102.5
Non-cash stock-based compensation expense	23.6	25.0
Non-cash restructuring and impairments expense	0.8	1.5
Non-cash financing expense	1.1	0.9
Gain from sale of equity investment	—	(1.4)
Goodwill impairment charge	0.6	—
Loss on disposal of property, plant and equipment	0.7	1.9
Deferred income taxes, net	(0.3)	(5.9)
Charge for litigation	—	4.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(33.9)	(13.7)
Inventories	(39.1)	(24.2)
Other current assets	(5.1)	0.8
Accounts payable	12.6	16.4
Accrued expenses and other current liabilities	(19.7)	13.0
Other assets and liabilities, net	3.4	18.7

Net cash provided by operating activities	$39.7	$147.4

Cash flows from investing activities:
Capital expenditures	$(50.8)	$(41.3)
Proceeds from the sale of property, plant and equipment, net	7.1	—
Purchase of molds and tooling	(1.0)	(1.8)
Maturity of marketable securities	0.1	—
Sale of equity investment	—	2.1
Acquisitions and divestitures, net of cash acquired	—	(56.6)

Net cash used in investing activities	$(44.6)	$(97.6)

Cash flows from financing activities:
Repayment of long-term debt	$—	$(200.0)
Issuance of long-term debt	—	200.0
Proceeds from issuance of stock for share-based compensation arrangements	1.4	1.4
Purchase of treasury stock	(95.7)	(124.6)
Shares withheld for employee taxes	(10.7)	(7.7)
Debt financing costs	(0.1)	(1.7)

Net cash used in financing activities	$(105.1)	$(132.6)

Net change in cash and cash equivalents	(110.0)	(82.8)
Cash and cash equivalents at beginning of period	352.9	417.8

Cash and cash equivalents at end of period	$242.9	$335.0

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

Our fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years compared to the usual 52 weeks. This additional week is included in the first quarter of the year. Our results for the three months ended September 27, 2015 and September 28, 2014 both consisted of 13 weeks. Our results for the nine months ended September 27, 2015 and September 28, 2014 both consisted of 39 weeks.

We changed our reportable segments effective in the first quarter of fiscal year 2015 to better reflect the way we currently manage the business. All periods presented have been revised accordingly to reflect the new reportable segments. Please refer to Note 12 Segments and Geographic Information for further details.

Change in Accounting Principle Related to Accounting for Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-03, (ASU 2015-03) Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. We adopted this ASU as of June 28, 2015. As a result of the adoption of ASU 2015-03, the presentation of other assets, long-term assets, long-term debt and long-term liabilities changed for all periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (U.S. GAAP) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, investments, intangible assets and other long-lived assets, business combinations, loss contingencies, and assumptions used in the calculation of income taxes, valuation of deferred tax assets, and customer incentives, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of September 27, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivative contract assets	$0.3	$—	$0.3	$—
Derivative contract liabilities	(8.0)	—	(8.0)	—

Total derivative contracts	$(7.7)	$—	$(7.7)	$—

Marketable securities	$2.2	$2.2	$—	$—

	As of December 28, 2014
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivative contract assets	$2.8	$—	$2.8	$—
Derivative contract liabilities	(5.5)	—	(5.5)	—

Total derivative contracts	$(2.7)	$—	$(2.7)	$—

Marketable securities	$2.3	$2.3	$—	$—

The fair values of our debt instruments, which are Level 2 liabilities, are carried at amortized cost. The carrying amount of the revolving credit facility is considered to approximate fair value as the interest rate on the loan is in line with current market rates. Please refer to Note 7 Indebtedness for further information about the revolving credit facility.

	As of September 27, 2015		As of December 28, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Revolving credit facility borrowings	$200.0	$200.0	$200.0	$200.0

Note 3 – Marketable Securities

Our marketable securities are categorized as available-for-sale and are summarized as follows:

	As of September 27, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2

Total short-term marketable securities	$0.2	$—	$—	$0.2

U.S. Treasury securities and obligations of U.S. government agencies	$1.7	$0.2	$—	$1.9
Corporate debt securities	0.1	—	—	0.1

Total long-term marketable securities	$1.8	$0.2	$—	$2.0

	As of December 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total short-term marketable securities	$0.1	$—	$—	$0.1

U.S. Treasury securities and obligations of U.S. government agencies	$1.8	$0.2	$—	$2.0
Corporate debt securities	0.2	—	—	0.2

Total long-term marketable securities	$2.0	$0.2	$—	$2.2

The amortized cost and estimated fair value of our marketable securities available-for-sale by contractual maturity are summarized as follows:

	As of September 27, 2015
	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$0.2	$0.2
Due after one year through five years	0.7	0.8
Due after five years	1.1	1.2

	$2.0	$2.2

Note 4 – Derivatives

We use derivative instruments to manage exposures to changes in foreign currency exchange rates. The fair value of these hedges is recorded on the balance sheet. Please refer to Note 2 Fair Value Measurements for further information about the fair value of derivatives.

Foreign Currency Derivatives. We use foreign currency forward contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. We monitor our foreign currency exposures in an effort to maximize the overall effectiveness of our foreign currency hedge positions. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the cash flow hedges are 12 months or less as of September 27, 2015.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness did not have a material impact on earnings for the nine months ended September 27, 2015. No cash flow hedges were derecognized or discontinued in the nine months ended September 27, 2015.

Derivative gains and losses included in accumulated other comprehensive income (AOCI) are reclassified into earnings at the time the forecasted transaction is recognized. We estimate that $7.6 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next twelve months.

The following tables present derivatives designated as hedging instruments:

	As of September 27, 2015				As of December 28, 2014
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives Designated as Cash Flow Hedges

Derivatives for forecasted revenues	Current assets	$46.6	$0.3	$0.3	Current assets	$43.3	$2.7	$2.7
Derivatives for forecasted revenues	Current liabilities	3.6	—	—	Current liabilities	—	—	—
Derivatives for forecasted expenses	Current assets	—	—	—	Current assets	13.7	—	—
Derivatives for forecasted expenses	Current liabilities	179.4	(7.9)	(7.9)	Current liabilities	205.2	(5.5)	(5.5)

Total foreign exchange contracts, net		$229.6	$(7.6)	$(7.6)		$262.2	$(2.8)	$(2.8)

	For the Nine Months Ended September 27, 2015			For the Nine Months Ended September 28, 2014
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)			(In millions)
Derivatives Designated as Cash Flow Hedges
Foreign exchange contract	Revenue	$5.2	$5.2	Revenue	$(0.2)	$(0.2)
Foreign exchange contract	Expenses	(7.8)	(7.8)	Expenses	6.9	6.9

Net gain (loss) recognized in income		$(2.6)	$(2.6)		$6.7	$6.7

Gain (Loss) Recognized in OCI for Derivative Instruments (1)
For the Nine Months Ended September 27, 2015
(In millions)
Foreign exchange contracts	$(4.7)

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments.

	As of September 27, 2015			As of December 28, 2014
	Balance Sheet Classification	Notional Amount	Fair Value	Balance Sheet Classification	Notional Amount	Fair Value
	(In millions)			(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current assets	$15.3	$—	Current assets	$8.5	$0.1
Foreign exchange contracts	Current liabilities	30.8	(0.1)	Current liabilities	20.1	—

Total foreign exchange contracts, net		$46.1	$(0.1)		$28.6	$0.1

	For the Nine Months Ended September 27, 2015		For the Nine Months Ended September 28, 2014
	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income	Income Statement Classification of Gain (Loss)	Amount of Gain (Loss) Recognized In Income
		(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Revenue	$—	Revenue	$—
Foreign exchange contracts	Expenses	(2.0)	Expenses	(0.2)

Net gain (loss) recognized in income		$(2.0)		$(0.2)

We net the fair value of all derivative financial instruments with counter-parties for which a master netting arrangement is utilized.

The gross amounts of the derivative assets and liabilities are as follows:

	As of
	September 27, 2015	December 28, 2014
	(In millions)
Gross Assets	$0.6	$2.8
Gross Liabilities	(0.3)	—

Current Assets	$0.3	$2.8

Gross Assets	$—	$0.1
Gross Liabilities	(8.0)	(5.6)

Current Liabilities	$(8.0)	$(5.5)

Note 5 – Financial Statement Details

	As of
	September 27, 2015	December 28, 2014
	(In millions)
Inventories, net
Raw materials	$34.3	$44.0
Work in process	158.5	141.4
Finished goods	111.0	79.5

Total inventories, net	$303.8	$264.9

	As of
	September 27, 2015	December 28, 2014
	(In millions)
Property, plant and equipment
Land and improvements	$17.4	$19.8
Buildings and improvements	281.2	397.5
Machinery and equipment	1,687.2	1,902.4
Construction in progress	55.6	52.1

Total property, plant and equipment	2,041.4	2,371.8
Less accumulated depreciation	1,478.1	1,744.1

Total property, plant, and equipment, net	$563.3	$627.7

Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. The carrying value of these assets, as of the third quarter of 2015, was $15.5 million and is reported in the other current assets line of our statement of financial position. We expect to dispose of these assets within the next twelve months.

	As of
	September 27, 2015	December 28, 2014
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$53.9	$64.0
Accrued interest	0.4	0.3
Taxes payable	11.5	9.0
Restructuring	20.7	30.2
Other	25.8	26.1

Total accrued expenses and other current liabilities	$112.3	$129.6

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In millions)
Other expense, net
Interest expense	$1.5	$1.5	$4.3	$4.9
Interest income	(0.2)	(0.1)	(0.5)	(0.5)
Other, net	0.1	0.1	0.4	0.8

Other expense, net	$1.4	$1.5	$4.2	$5.2

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

The impairment assessment is based on a combination of the income approach, which estimates the fair value of our reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based on comparable market multiples. The average fair value is then reconciled to our market capitalization with an appropriate control premium. The discount rates utilized in the discounted cash flows in the first quarter of 2015 ranged from approximately 11.5% to 14.0%, reflecting market based estimates of capital costs and discount rates adjusted for a market participant’s view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The peer companies used in the market approach are primarily the major competitors of each reporting unit. Our valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. In addition, we performed various sensitivity analyses based on several key input variables, which further supported our assessment. If these assumptions differ materially from future results, we may record impairment charges in the future. In the first quarter of 2015, we conducted step one of the quantitative goodwill impairment test as of the first day of fiscal year 2015. After completing step one of the impairment test, we determined that the estimated fair value of one of our goodwill reporting units was less than the carrying value of that reporting unit. In the first quarter of 2015, we wrote off the entire goodwill balance for the reporting unit with an estimated fair value less than the carrying value, which resulted in an impairment loss of $0.6 million. This goodwill reporting unit is included in the Analog Power and Systems Solutions (APSS) reportable segment described in Note 12 Segments and Geographic Information. The remainder of our reporting units with goodwill had fair values substantially in excess of book values. We generally allocated goodwill to the reporting units based on relative fair value of the respective unit. In 2014, there were no goodwill impairments and the fair values of the reporting units with goodwill were substantially in excess of book values.

The following table presents the carrying amount of goodwill by operating segment:

	SPS	APSS	SPG	Total
	(In millions)
Balance at December 28, 2014	$105.1	$103.0	$1.1	$209.2

Impairment loss	$—	$(0.6)	$—	$(0.6)
Foreign exchange impact	$—	$(3.2)	$—	$(3.2)

Balance at September 27, 2015	$105.1	$99.2	$1.1	$205.4

The following table presents a summary of acquired intangible assets.

		As of September 27, 2015		As of December 28, 2014
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Developed technology	8-10 years	$260.4	$(247.5)	$261.4	$(245.3)
Customer base	6-10 years	85.8	(80.1)	86.1	(77.4)
Core technology	10-15 years	15.7	(7.0)	15.7	(6.3)
In-process R&D	3-10 years	3.3	(0.9)	3.3	(0.7)
Trademarks and trade names	5 years	0.5	(0.2)	0.5	(0.1)

Total identifiable intangible assets		$365.7	$(335.7)	$367.0	$(329.8)

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)
Remaining Fiscal 2015	$3.0
Fiscal 2016	8.1
Fiscal 2017	5.4
Fiscal 2018	4.1
Fiscal 2019	4.0

Note 7 – Indebtedness

Our indebtedness consists of the following:

	As of
	September 27, 2015	December 28, 2014
	(In millions)
Revolving credit facility borrowings	$200.0	$200.0
Less debt issuance costs (1)	(2.1)	(3.0)
Other debt	0.1	0.1

Total long-term debt	$198.0	$197.1

(1)	During the second quarter of 2015, we changed our presentation of debt issuance costs in the balance sheet. Debt issuance costs are reflected as a reduction of the related debt liability rather than as an asset. We applied this change in accounting principle retrospectively. Accordingly, all previously reported financial information has been revised. Please refer to Note 1 Basis of Presentation for additional details regarding this accounting policy change.

Revolving Credit Facility

On September 26, 2014, we entered into our current $400.0 million, five-year senior secured revolving credit facility. Please refer to our Annual Report in form 10-K for the year ended December 28, 2014, for details regarding our current credit facility. On June 23, 2015, we amended our current credit agreement to remove certain provisions from the definition of change in control. The amendment was filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2015.

After adjusting for outstanding letters of credit, we have $199.3 million available under the credit facility as of September 27, 2015. We have additional outstanding letters of credit of $0.4 million that do not fall under the credit facility as of September 27, 2015. We also have $4.0 million of undrawn credit facilities at certain of our foreign subsidiaries as of September 27, 2015. These outstanding amounts do not impact available borrowings under the credit facility.

Note 8 – Contingencies

Litigation

From time to time, the company is involved in legal proceedings in the ordinary course of business. We analyze potential outcomes from current and potential litigation as loss contingencies in accordance with U.S. GAAP. Since most potential claims against the company may involve the enforcement of complex intellectual property rights or complicated damages calculations, we generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of these matters, or the magnitude of the eventual loss related to each pending matter.

For a limited number of matters disclosed in this note for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, we estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, we review and evaluate our material litigation on an ongoing basis in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. If we possess sufficient information to develop an estimate of loss or range of possible loss, that estimate is disclosed either individually or in the aggregate. Finally, for loss contingencies for which we believe the possibility of loss is remote, we do not record a reserve or assess the range of possible losses.

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

POWI 6: On October 21, 2015, Power Integrations filed another complaint for patent infringement against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation and Fairchild (Taiwan) Corporation in the U.S. District Court for the Northern District of California. The lawsuit alleges certain products infringe two Power Integrations patents. The company is reviewing the allegations in the complaint.

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

Note 9 – Common Stock Repurchases

On May 20, 2015, the board of directors authorized the additional repurchase of up to $150.0 million of the company’s common stock. This amount is in addition to the two separate authorizations of $100.0 million disclosed in May 2014 and December 2013, respectively. The repurchase program is currently funded using available cash. During the three months ended September 27, 2015, we repurchased 2,430,477 shares of common stock, under repurchase programs for $35.2 million, at an average purchase price of $14.48 per share. During the nine months ended September 27, 2015, we repurchased 5,787,614 shares of common stock, under repurchase programs for $95.7 million, at an average purchase price of $16.54 per share.

Note 10 – Restructuring, Impairments and Other Costs

During the three months ended September 27, 2015 and September 28, 2014, we recorded restructuring, impairment and other costs, net of releases, of $27.7 million and $31.7 million, respectively. During the nine months ended September 27, 2015 and September 28, 2014, we recorded restructuring, impairment and other costs, net of releases, of $36.6 million and $42.5 million, respectively. The detail of the charges for the three and nine months ended September 27, 2015 is presented in the summary tables below.

2014 Infrastructure Realignment Program

The 2014 Infrastructure Realignment Program consists of product line and sales organizational changes, costs associated with streamlining operations creating greater manufacturing flexibility and having a more balanced internal versus external production mix, and other related costs mainly associated with product qualification activities. In 2014, we announced our 2014 Manufacturing Footprint Consolidation Plan. We plan to eliminate our internal 5-inch and significantly reduce 6-inch wafer fabrication lines and rationalize our assembly and test capacity, resulting in the closure of our manufacturing and assembly facilities in West Jordan, Utah and Penang, Malaysia, as well as the remaining 5-inch wafer fabrication lines in Bucheon, South Korea. We ended production at these sites during the third quarter.

In addition to the amounts recorded in the summary below, we expect to incur an additional $4.0 million in restructuring costs and an additional $9.0 million in site closure costs to complete this program by the fourth quarter of fiscal year 2015.

2015 Operating Expense Reduction Program

In the third quarter of 2015, we announced a program to reduce operating expenses by approximately $30.0 million to $34.0 million annually. This is a structural change to the operating expense level of the company and the anticipated savings contain no temporary measures. We recorded $12.5 million of employee separation expense in the third quarter of 2015, which represents the full cost of this program. We expect this program to be substantially complete by the end of fiscal year 2015.

	Accrual Balance at December 28, 2014	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at March 29, 2015
	(In millions)
2014 Infrastructure Realignment Program:
Employee separation costs	$28.7	$2.2	$—	$(0.2)	$(2.1)	$(0.6)	$28.0
Asset disposal (gain) loss	—	(0.5)	—	—	0.5	—	—
Factory closure costs	0.4	0.2	—	—	—	(0.2)	0.4
Qualification costs	1.1	—	3.0	—	(3.0)	—	1.1

	$30.2	$1.9	$3.0	$(0.2)	$(4.6)	$(0.8)	$29.5

	Accrual Balance at March 29, 2015	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at June 28, 2015
	(In millions)
2014 Infrastructure Realignment Program:
Employee separation costs	$28.0	$1.1	$—	$(0.5)	$(2.3)	$(0.2)	$26.1
Asset disposal (gain) loss	—	0.3	—	—	(0.3)	—	—
Factory closure costs	0.4	1.0	—	—	(1.2)	0.2	0.4
Qualification costs	1.1	—	2.3	—	(3.4)	—	—

	$29.5	$2.4	$2.3	$(0.5)	$(7.2)	$—	$26.5

	Accrual Balance at June 28, 2015	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at September 27, 2015
	(In millions)
2014 Infrastructure Realignment Program:
Employee separation costs	$26.1	$2.9	$—	$(0.2)	$(19.6)	$(0.7)	$8.5
Lease termination costs	—	0.2	—	—	(0.1)	—	0.1
Asset disposal (gain) loss	—	1.0	—	—	(1.0)	—	—
Factory closure costs	0.4	8.6	—	—	(9.0)	—	—
Qualification costs	—	—	2.7	—	(2.7)	—	—
2015 Operating Expense Reduction Program:
Employee separation costs	—	12.5	—	—	(0.4)	—	12.1

	$26.5	$25.2	$2.7	$(0.2)	$(32.8)	$(0.7)	$20.7

Note 11 – Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In millions, except per share data)
Net income (loss)	$(8.2)	$(1.0)	$(8.0)	$7.5

Weighted average number of common shares outstanding – basic	114.6	119.5	116.0	122.5

Effect of dilutive securities:
Stock options and restricted stock units	—	—	—	1.9

Weighted average number of common shares outstanding – diluted	114.6	119.5	116.0	124.4

Basic net income (loss) per share	$(0.07)	$(0.01)	$(0.07)	$0.06

Diluted net income (loss) per share	$(0.07)	$(0.01)	$(0.07)	$0.06

Anti-dilutive common stock equivalents	3.7	2.6	2.5	0.5

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

The following table presents selected statement of operations information on reportable segments for the three and nine months ended September 27, 2015 and September 28, 2014.

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(In millions)
Revenue and operating income:
SPS
Total revenue	$194.0	$219.8	$615.5	$642.2
Operating income	40.7	52.9	134.1	139.7

APSS
Total revenue	103.2	107.7	296.1	304.6
Operating income	21.5	23.6	44.4	47.5

SPG
Total revenue	44.9	53.6	141.4	150.0
Operating income	10.5	13.3	31.1	34.3

Corporate
Restructuring, impairments, and other costs	(27.7)	(31.7)	(36.6)	(42.5)
Accelerated depreciation on assets related to factory closures	(0.8)	(1.8)	(8.8)	(1.8)
Inventory write-offs associated with factory closures	(1.0)	—	(5.6)	—
Selling, general and administrative expense	(42.4)	(47.8)	(140.4)	(145.0)
Charge for litigation	—	—	—	(4.4)
Corporate research and development expense	(3.7)	(4.9)	(11.5)	(12.0)

Total consolidated
Total revenue	$342.1	$381.1	$1,053.0	$1,096.8
Operating income (loss)	$(2.9)	$3.6	$6.7	$15.8
Other expense, net	$1.4	$1.5	$4.2	$5.2

Income (loss) before income taxes	$(4.3)	$2.1	$2.5	$10.6

Note 13 – Recently Issued Accounting Standards

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, (ASU 2015-01) Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Prior to this ASU entities were required to separately classify, present, and disclose extraordinary events and transactions. Events or transactions were presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction met the criteria for extraordinary classification, an entity was required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also was required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on our consolidated financial position and results of operations and statements of cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, (ASU 2015-05) Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40). This ASU clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the impact this guidance may have on our consolidated financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for us in the first quarter of fiscal year 2017. The adoption of this standard is not expected to have a material effect on our consolidated financial position and results of operations and statements of cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard will be effective for us in the first quarter of fiscal year 2016. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

Note 14 – Subsequent Events

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

Overview

Fairchild sales for the third quarter were down 4 percent sequentially and 10 percent lower than the year ago quarter. Distribution sell through was weaker than seasonal and we reduced our shipments into the channel accordingly which was the primary cause of the sales decline in the third quarter.

Sales were sequentially higher for our products serving the mobile, enterprise computing and telecom end markets. Demand was weaker than expected for the industrial, appliance and consumer markets, especially in China. Sales for our automotive products were seasonally lower in the third quarter but are still on track for another year of solid growth.

We completed the previously announced factory closures during the third quarter to improve our manufacturing cost structure. We also announced that we streamlined our leadership structure which will significantly reduce operating expenses. These are structural cost reductions that are designed to improve profitability and cash flow even at current revenue levels.

In addition to investing in the business, we also repurchased 2.4 million shares of our stock during the third quarter of 2015. We used available cash to repurchase these shares.

We strive to keep inventory as lean as possible while maintaining high customer service levels. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. At the end of the third quarter of 2015, our non-catalog channel inventory was at approximately 9.5 weeks of sales which is within our target range of 9 to 10 weeks. Internal inventory increased by $16 million sequentially to 123 days as we reduced our shipments plan late in the quarter and built inventory to support higher mobile demand.

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

	Three Months Ended				Nine Months Ended
	September 27, 2015		September 28, 2014		September 27, 2015		September 28, 2014
	(Dollars in millions)				(Dollars in millions)
Total revenues	$342.1	100.0%	$381.1	100.0%	$1,053.0	100.0%	$1,096.8	100.0%
Gross margin	115.0	33.6%	132.8	34.8%	332.8	31.6%	361.2	32.9%

Operating expenses:
Research and development	40.4	11.8%	41.6	10.9%	124.4	11.8%	125.7	11.5%
Selling, general and administrative	47.9	14.0%	53.8	14.1%	158.4	15.0%	164.3	15.0%
Amortization of acquisition-related intangibles	1.9	0.6%	2.1	0.6%	6.1	0.6%	8.5	0.8%
Restructuring, impairments, and other costs	27.7	8.1%	31.7	8.3%	36.6	3.5%	42.5	3.9%
Charge for litigation	—	0.0%	—	0.0%	—	0.0%	4.4	0.4%
Goodwill impairment charge	—	0.0%	—	0.0%	0.6	0.1%	—	0.0%

Total operating expenses	117.9	34.5%	129.2	33.9%	326.1	31.0%	345.4	31.5%

Operating income (loss)	(2.9)	-0.8%	3.6	0.9%	6.7	0.6%	15.8	1.4%

Other expense, net	1.4	0.4%	1.5	0.4%	4.2	0.4%	5.2	0.5%

Income (loss) before income taxes	(4.3)	-1.3%	2.1	0.6%	2.5	0.2%	10.6	1.0%

Provision for income taxes	3.9	1.1%	3.1	0.8%	10.5	1.0%	3.1	0.3%

Net income (loss)	$(8.2)	-2.4%	$(1.0)	-0.3%	$(8.0)	-0.8%	$7.5	0.7%

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

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Dollars in millions)		(Dollars in millions)
Unaudited non-GAAP measures
Adjusted net income	$23.3	$34.4	$50.5	$64.5
Adjusted gross margin	$116.8	$134.6	$347.2	$363.0
Adjusted gross margin %	34.1%	35.3%	33.0%	33.1%
Free Cash Flow	$(8.9)	$41.6	$(4.0)	$106.1

Reconciliation of Net Income (Loss) to Adjusted Net Income
Net income (loss)	$(8.2)	$(1.0)	$(8.0)	$7.5
Adjustments to reconcile net income (loss) to adjusted net income:
Restructuring, impairments, and other costs	27.7	31.7	36.6	42.5
Gain from sale of equity investment	—	—	—	(1.4)
Loss on disposal of property, plant and equipment	—	—	—	1.9
Accelerated depreciation on assets related to factory closures	0.8	1.8	8.8	1.8
Inventory write-offs associated with factory closures	1.0	—	5.6	—
Charge for litigation	—	—	—	4.4
Goodwill impairment charge	—	—	0.6	—
Amortization of acquisition-related intangibles	1.9	2.1	6.1	8.5
Associated tax effects of the above and other acquisition-related intangibles	0.1	(0.2)	0.8	(0.7)

Adjusted net income	$23.3	$34.4	$50.5	$64.5

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$115.0	$132.8	$332.8	$361.2
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to factory closures	0.8	1.8	8.8	1.8
Inventory write-offs associated with factory closures	1.0	—	5.6	—

Adjusted gross margin	$116.8	$134.6	$347.2	$363.0

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$5.8	$54.0	$39.7	$147.4
Capital expenditures	(21.8)	(12.4)	(50.8)	(41.3)
Proceeds from the sale of property, plant and equipment, net	7.1	—	7.1	—

Free Cash Flow	$(8.9)	$41.6	$(4.0)	$106.1

Total Revenues

	Three Months Ended				Nine Months Ended
	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Total revenues	$342.1	$381.1	$(39.0)	-10.2%	$1,053.0	$1,096.8	$(43.8)	-4.0%

Revenue was 10.2% and 4.0% lower in the third quarter and first nine months of 2015, respectively, compared to the same periods in the prior year due primarily to lower product volume and pricing impacts. Demand was lower in the industrial, appliance and consumer markets, especially in China. In addition, demand from one large Asian mobile customer decreased significantly.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic revenue for the third quarter and the first nine months of 2015 and the same periods in the prior year.

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Percent of total revenue:
U.S.	9%	9%	9%	9%
Other Americas	1	1	1	1
Europe	15	15	16	15
China	45	40	43	39
Taiwan	10	13	9	12
Korea	5	4	6	5
Other Asia/Pacific (1)	15	18	16	19

Total	100%	100%	100%	100%

(1)	For our geographic reporting purposes includes Japan and Singapore.

The increase in China is due to broad-based higher demand especially in the mobile end market. The decrease in Taiwan and Other Asia/Pacific is due to lower demand in the consumer electronics market.

Gross Margin

	Three Months Ended				Nine Months Ended
	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Gross Margin $	$115.0	$132.8	$(17.8)	-13.4%	$332.8	$361.2	$(28.4)	-7.9%
Gross Margin %	33.6%	34.8%			31.6%	32.9%

Gross margin decreased $17.8 million in the third quarter of 2015 compared to the same period a year ago due primarily to pricing impacts, product mix, and higher excess inventory write downs. Gross margin decreased $28.4 million in the first nine months of 2015 compared to the same period a year ago due primarily to pricing impacts, accelerated depreciation and inventory write off charges associated with factory closures, partially offset by improved product mix.

Adjusted Gross Margin

	Three Months Ended				Nine Months Ended
	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Adjusted Gross Margin $	$116.8	$134.6	$(17.8)	-13.2%	$347.2	$363.0	$(15.8)	-4.4%
Adjusted Gross Margin %	34.1%	35.3%			33.0%	33.1%

Adjusted gross margin does not include accelerated depreciation or inventory write-offs due to factory closures. See reconciliation of gross margin to adjusted gross margin above for explanation of changes.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Research and development	$40.4	$41.6	$(1.2)	-2.9%	$124.4	$125.7	$(1.3)	-1.0%
Selling, general and administrative	$47.9	$53.8	$(5.9)	-11.0%	$158.4	$164.3	$(5.9)	-3.6%

Research and development expenses decreased 2.9% in the third quarter of 2015 compared to the same period a year ago due primarily to reductions in variable compensation costs. Research and development expenses decreased 1.0% in the first nine months of 2015 compared to the same period a year ago due primarily to selectivity in funding various programs and other spending reductions. Selling, general and administrative expenses decreased 11.0% in the third quarter of 2015 and 3.6% in the first nine months of 2015 compared to the same periods a year ago due primarily to reductions in variable compensation costs.

Restructuring, Impairments and Other Costs

	Three Months Ended				Nine Months Ended
	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Restructuring, impairments, and other costs	$27.7	$31.7	$(4.0)	-12.6%	$36.6	$42.5	$(5.9)	-13.9%

During the third quarter of 2015, we recorded restructuring, impairment charges and other costs, net of releases, totaling $27.7 million. The charges included $12.5 million in employee separation costs associated with the 2015 Operating Expense Reduction Program. In addition during third quarter of 2015, we recorded $2.9 million in employee separation costs, $1.0 million in asset disposal loss, $8.6 million in factory closure costs, $2.7 million in qualification costs, $0.2 million in lease termination costs, and $0.2 million in reserve releases associated with the 2014 Infrastructure Realignment Program. During the nine months ended September 27, 2015, we recorded restructuring, impairment charges and other costs, net of releases, totaling $36.6 million. The charges included $12.5 million in employee separation costs associated with the 2015 Operating Expense Reduction Program. In addition during nine months ended September 27, 2015, we recorded $6.2 million in employee separation costs, $0.8 million in asset disposal loss, $9.8 million in factory closure costs, $8.0 million in qualification costs, $0.2 million in lease termination costs, and $0.9 million in reserve releases associated with the 2014 Infrastructure Realignment Program.

During the third quarter of 2014, we recorded restructuring, impairment charges and other costs, net of releases, totaling $31.7 million. The charges included $28.4 million in employee separation costs, $0.9 million in asset disposal loss, $2.2 million in qualification costs, and $0.1 million in reserve releases associated with the associated with the 2014 Infrastructure Realignment Program. In addition during the third quarter of 2014, we recorded $0.5 million in factory closure costs and $0.2 million in reserve releases associated with the 2013 Infrastructure Realignment Program. During the nine months ended September 28, 2014, we recorded restructuring, impairment charges and other costs, net of releases, totaling $42.5 million. The charges included $32.7 million in employee separation costs, $1.0 million in asset disposal loss, $6.0 million in qualification costs, and $0.1 million in reserve releases associated with the 2014 Infrastructure Realignment Program. In addition during the nine months ended September 28, 2014, we recorded $0.9 million in employee separation costs, $0.5 million in asset disposal loss, $0.1 million in lease termination costs, $2.2 million in factory closure costs, and $0.8 million in reserve releases associated with the 2013 and 2011 Infrastructure Realignment Programs.

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

Other Expense, net

During the three months ended September 27, 2015 and September 28, 2014, we recorded other expense, net of $1.4 million and $1.5 million, respectively. During the nine months ended September 27, 2015 and September 28, 2014 we recorded other expense, net of $4.2 million and $5.2 million, respectively. Please refer to Item 1. Note 5 Financial Statement Details to our unaudited consolidated financial statements included within this report for further details regarding this matter.

Income Taxes

	Three Months Ended				Nine Months Ended
	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Income (loss) before income taxes	$(4.3)	$2.1	$(6.4)	-304.8%	$2.5	$10.6	$(8.1)	-76.4%
Provision for income taxes	$3.9	$3.1	$0.8	25.8%	$10.5	$3.1	$7.4	238.7%

The effective tax rate for the third quarter of 2015 was (91.3%) compared to 147.1% for the third quarter of 2014. The effective tax rate for the first nine months of 2015 was 421.6% compared to 29.3% for the first nine months of 2014. The change in the effective rate, while impacted by foreign exchange rates and the tax treatment of restructuring, was primarily driven by losses incurred in Korea during 2015 for which no rate benefit was recorded due to a full valuation allowance against our Korean site’s deferred tax assets established in the fourth quarter of 2014. The effective tax rate for the third quarter of 2015 includes the reversal of a $0.8 million benefit recorded during the second quarter of 2015 related to the allocation of tax benefit between continuing operations and other comprehensive income when applying the exception to the ASC 740 intraperiod allocation rule.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of September 27, 2015, a deferred tax liability of $3.4 million has been recorded, with no impact to the consolidated statement of operations due to having a full valuation allowance against our net U.S. deferred tax assets.

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

Free Cash Flow

	Three Months Ended				Nine Months Ended
	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)	September 27, 2015	September 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Free Cash Flow	$(8.9)	$41.6	$(50.5)	-121.4%	$(4.0)	$106.1	$(110.1)	-103.8%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures and add back proceeds from the sale of property, plant, and equipment, net, to cash provided by operating activities. Free cash flow decreased in the third quarter and the first nine months of 2015 compared to the same periods of 2014 primarily due to changes in working capital. Cash paid for restructuring increased significantly in the third quarter and first nine months of 2015 compared to the same periods in the prior year. Please refer to the non-GAAP measures reconciliation included within this report for our Free Cash Flow reconciliation.

Reportable Segments

The following table represents comparative disclosures of revenue, gross margin and operating income (loss) of our reportable segments.

	Three Months Ended
	September 27, 2015					September 28, 2014
	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)					(Dollars in millions)
SPS	$194.0	56.7%	$60.8	31.3%	$40.7	$219.8	57.6%	$72.7	33.1%	$52.9
APSS	103.2	30.2%	44.3	42.9%	21.5	107.7	28.3%	47.3	43.9%	23.6
SPG	44.9	13.1%	11.7	26.1%	10.5	53.6	14.1%	14.6	27.2%	13.3
Corporate (1,2)	—	—%	(1.8)	—%	(75.6)	—	—%	(1.8)	—%	(86.2)

Total	$342.1	100.0%	$115.0	33.6%	$(2.9)	$381.1	100.0%	$132.8	34.8%	$3.6

	Three Months Ended
(1)	September 27, 2015	September 28, 2014
	(In millions)
Accelerated depreciation on assets related to factory closures	$(0.8)	$(1.8)
Inventory write-offs associated with factory closures	(1.0)	—

Corporate gross margin total	$(1.8)	$(1.8)

	Three Months Ended
(2)	September 27, 2015	September 28, 2014
	(In millions)
Restructuring, impairments, and other costs	$(27.7)	$(31.7)
Accelerated depreciation on assets related to factory closures	(0.8)	(1.8)
Inventory write-offs associated with factory closures	(1.0)	—
Selling, general and administrative expense	(42.4)	(47.8)
Corporate research and development expense	(3.7)	(4.9)

Corporate operating loss total	$(75.6)	$(86.2)

	Nine Months Ended
	September 27, 2015					September 28, 2014
	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)					(Dollars in millions)
SPS	$615.5	58.5%	$195.8	31.8%	$134.1	$642.2	58.5%	$202.9	31.6%	$139.7
APSS	296.1	28.1%	116.3	39.3%	44.4	304.6	27.8%	121.7	40.0%	47.5
SPG	141.4	13.4%	35.1	24.8%	31.1	150.0	13.7%	38.4	25.6%	34.3
Corporate (1,2)	—	—%	(14.4)	—%	(202.9)	—	—%	(1.8)	—%	(205.7)

Total	$1,053.0	100.0%	$332.8	31.6%	$6.7	$1,096.8	100.0%	$361.2	32.9%	$15.8

	Nine Months Ended
(1)	September 27, 2015	September 28, 2014
	(In millions)
Accelerated depreciation on assets related to factory closures	$(8.8)	$(1.8)
Inventory write-offs associated with factory closures	(5.6)	—

Corporate gross margin total	$(14.4)	$(1.8)

	Nine Months Ended
(2)	September 27, 2015	September 28, 2014
	(In millions)
Restructuring, impairments, and other costs	$(36.6)	$(42.5)
Accelerated depreciation on assets related to factory closures	(8.8)	(1.8)
Inventory write-offs associated with factory closures	(5.6)	—
Selling, general and administrative expense	(140.4)	(145.0)
Charge for litigation	—	(4.4)
Corporate research and development expense	(11.5)	(12.0)

Corporate operating loss total	$(202.9)	$(205.7)

Total Revenue

	Three Months Ended			Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(Dollars in millions)			(Dollars in millions)
SPS	$194.0	$219.8	(11.7)%	$615.5	$642.2	(4.2)%
APSS	103.2	107.7	(4.2)%	296.1	304.6	(2.8)%
SPG	44.9	53.6	(16.2)%	141.4	150.0	(5.7)%

Total revenue	$342.1	$381.1	(10.2)%	$1,053.0	$1,096.8	(4.0)%

SPS revenue decreased 11.7% in the third quarter of 2015 from the same period in the prior year due primarily to lower product volume and pricing impacts. Demand was lower in the industrial, appliance and consumer markets, especially in China. APSS revenue decreased 4.2% in the third quarter of 2015 from the same period in the prior year due primarily to pricing impacts. In addition, demand from one large Asian mobile customer decreased significantly. SPG revenue decreased 16.2% in the third quarter of 2015 from the same period in the prior year due primarily to lower product volume.

SPS revenue decreased 4.2% in the first nine months of 2015 from the same period in the prior year due primarily to the same reasons described above in the comparison of the third quarter 2015 to the same period in the prior year. APSS revenue decreased 2.8% in the first nine months of 2015 from the same period in the prior year due primarily to pricing impacts, partially offset by improved product volume. SPG revenue decreased 5.7% in the first nine months of 2015 from the same period in the prior year due primarily to lower product volume and pricing impacts.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(Dollars in millions)			(Dollars in millions)
SPS	$60.8	$72.7	(16.4)%	$195.8	$202.9	(3.5)%
APSS	44.3	47.3	(6.3)%	116.3	121.7	(4.4)%
SPG	11.7	14.6	(19.9)%	35.1	38.4	(8.6)%
Corporate (1)	(1.8)	(1.8)	—%	(14.4)	(1.8)	700.0%

Total gross margin $	$115.0	$132.8	(13.4)%	$332.8	$361.2	(7.9)%

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
SPS	31.3%	33.1%	31.8%	31.6%
APSS	42.9%	43.9%	39.3%	40.0%
SPG	26.1%	27.2%	24.8%	25.6%
Total gross margin %	33.6%	34.8%	31.6%	32.9%

(1) Please refer to Reconciliation of Gross Margin to Adjusted Gross Margin in our Results from Operations for more details.

SPS gross margin decreased 16.4% in the third quarter of 2015 from the same period in the prior year due primarily to product mix and pricing impacts. APSS gross margin decreased 6.3% in the third quarter of 2015 from the same period in the prior year due primarily to pricing impacts, partially offset by improved product mix. SPG gross margin decreased 19.9% in the third quarter of 2015 from the same period in the prior year due primarily to product mix and higher excess inventory write downs.

SPS and APSS gross margin decreased 3.5% and 4.4%, respectively, in the first nine months of 2015 from the same period in the prior year due primarily to pricing impacts, partially offset by improved product mix. SPG gross margin decreased 8.6% in the first nine months of 2015 from the same period in the prior year due primarily to pricing impacts.

Operating Income (Loss)

	Three Months Ended			Nine Months Ended
	September 27, 2015	September 28, 2014	% Change	September 27, 2015	September 28, 2014	% Change
	(Dollars in millions)			(Dollars in millions)
SPS	$40.7	$52.9	(23.1)%	$134.1	$139.7	(4.0)%
APSS	21.5	23.6	(8.9)%	44.4	47.5	(6.5)%
SPG	10.5	13.3	(21.1)%	31.1	34.3	(9.3)%
Corporate	(75.6)	(86.2)	(12.3)%	(202.9)	(205.7)	(1.4)%

Total operating income (loss)	$(2.9)	$3.6	(180.6)%	$6.7	$15.8	(57.6)%

Total operating income (loss) decreased 180.6% in the third quarter of 2015 from the same period in the prior year due primarily to the reasons described under the heading “Gross Margin” within the Results From Operations section of this report, partially offset by lower variable compensation spending and restructuring, impairments and other charges. SPS, APSS, and SPG operating income decreased 23.1%, 8.9%, and 21.1%, respectively, in the third quarter of 2015 from the same period in the prior year due primarily to the reasons described under the heading “Gross Margin” within this section. Corporate operating loss decreased 12.3% in the third quarter of 2015 from the same period in the prior year due primarily to lower variable compensation spending and restructuring, impairments and other charges.

Total operating income decreased 57.6% in the first nine months of 2015 from the same period in the prior year due primarily to the same reasons described above, partially offset by in an increase in accelerated depreciation and inventory write-offs associated with factory closures. SPS, APSS, and SPG operating income decreased 4.0%, 6.5%, and 9.3% in the first nine months of 2015 from the same period in the prior year due primarily to the reasons described under the heading “Gross Margin” within this section. Corporate operating loss decreased 1.4% in the first nine months of 2015 from the same period in the prior year due primarily to lower variable compensation spending and restructuring, impairments and other charges, partially offset by an increase in accelerated depreciation and inventory write-offs associated with factory closures.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of September 27, 2015, $65.7 million of our $245.1 million of cash and marketable securities balance was located in the U.S. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

On September 26, 2014, we entered into our current $400.0 million, five-year senior secured revolving credit facility and on June 23, 2015 we amended it to remove certain provisions from the definition of change in control. As of September 27, 2015, $200.0 million was drawn of the $400.0 million credit facility. Please refer to Item 1. Note 7 Indebtedness to our unaudited consolidated financial statements included within this report for further details regarding this matter.

As of September 27, 2015, we were in compliance with the covenants associated with the credit facility and we expect to remain in compliance. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A Risk Factors included in our Annual Report on Form 10-K filed with the SEC on February 26, 2015, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our credit facility places restrictions on the payment of dividends under certain conditions, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first nine months of 2015, we incurred capital expenditures of $50.8 million.

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

Cash Flows

Our cash flows for each period were as follows:

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(In millions)
Net cash provided by operating activities	$39.7	$147.4
Net cash used in investing activities	(44.6)	(97.6)
Net cash used in financing activities	(105.1)	(132.6)

Net change in cash and cash equivalents	$(110.0)	$(82.8)

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

Cash provided by operating activities in 2015 decreased by $107.7 million compared to 2014 primarily driven by changes in working capital. Cash paid for restructuring increased significantly in the first nine months of 2015 compared to the same periods in the prior year.

Investing Activities

Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as proceeds from divestitures and cash used for acquisitions.

Cash used in investing activities in 2015 decreased by $53.0 million compared to 2014. The decrease was driven by the acquisition of a private sensor company during 2014.

Financing Activities

Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.

Cash used in financing activities in 2015 decreased by $27.5 million compared to 2014. The decrease in cash used was driven by a decreased amount of treasury shares purchased in 2015 compared to the same period last year.

New Accounting Standards

For a discussion of new accounting standards, please refer to Item 1. Note 13 Recently Issued Accounting Standards to our unaudited consolidated financial statements included within this report for further details regarding this matter.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of September 27, 2015, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during the three months ended September 27, 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of September 27, 2015, please read Part I. Item 1. Note 8 Contingencies to our unaudited consolidated financial statements included in this report, which is incorporated into this item by reference.

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

There were no sales of unregistered equity securities in the three months ended September 27, 2015. The following table provides information with respect to purchases made by the company of its own common stock during the three months ended September 27, 2015.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
June 29, 2015 - July 26, 2015	271,100	$15.39	271,100	$142.1
July 27, 2015 - August 23, 2015	1,268,929	14.69	1,268,929	123.4
August 24, 2015 - September 27, 2015	890,448	13.90	890,448	111.1

Total	2,430,477		2,430,477

On May 20, 2015, the board of directors authorized the additional repurchase of up to $150.0 million of the company’s common stock. This amount is in addition to the two separate $100.0 million authorizations, disclosed in May 2014 and December 2013, respectively. Share repurchases will be made from time to time in the open market or in privately negotiated transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934. During the three months ended September 27, 2015, we repurchased approximately $35.2 million of common stock.

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

        Date: November 5, 2015