Form 10-K
period 2015-12-27
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2016-02-25
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2015 was $2,064,994,388.

The number of shares outstanding of the Registrant’s Common Stock as of February 21, 2016 was 113,576,543.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of either (a) a definitive proxy statement involving the election of directors or (b) an amendment to this Form 10-K, either of which will be filed within 120 days after December 27, 2015, are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

Except as otherwise indicated in this Annual Report on Form 10-K, the terms “we,” “our,” the “company,” “Fairchild” and “Fairchild International” refer to Fairchild Semiconductor International, Inc. and its consolidated subsidiaries, including Fairchild Semiconductor Corporation, our principal operating subsidiary. We refer to individual subsidiaries where appropriate.

Our fiscal year ends on the last Sunday in December. The years ended December 27, 2015, December 28, 2014 and December 29, 2013 all consist of 52 weeks.

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

Pending Acquisition

On November 18, 2015, Fairchild Semiconductor International, Inc. (“Fairchild Semiconductor”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ON Semiconductor Corporation and its wholly owned subsidiary, Falcon Operations Sub, Inc. (together, “ON Semiconductor”), under which ON Semiconductor agreed to acquire Fairchild Semiconductor. The total transaction value is expected to be approximately $2.4 billion. Under the terms of the Merger Agreement, on December 4, 2015, ON Semiconductor commenced a tender offer to acquire outstanding shares of Fairchild Semiconductor common stock from our stockholders for $20.00 per share, net to each holder in cash (the “Offer Price”). The tender offer is described in a Tender Offer Statement on Schedule TO filed by ON Semiconductor with the Securities and Exchange Commission on December 4, 2015 (as amended, the “ON Schedule TO”). The closing of the tender offer is subject to various conditions, including there being validly tendered in the tender offer at least a majority of our then-outstanding shares, and the receipt of customary regulatory approvals in the U.S. and other countries. Following receipt of those approvals and after such time as all shares tendered in the tender offer are accepted for payment, the Merger Agreement provides for the parties to effect a merger which would result in all shares not tendered in the tender offer (other than shares held by (i) ON Semiconductor, Fairchild Semiconductor or their respective subsidiaries immediately prior to the effective time of the merger, and (ii) stockholders of Fairchild Semiconductor who properly exercised their appraisal rights under the Delaware General Corporation Law) being converted into the right to receive the Offer Price. In addition, immediately prior to the effective time of the merger, all outstanding options to purchase shares of Fairchild Semiconductor common stock, restricted stock units, deferred stock units and performance units will become fully vested and be converted into the right to receive the Offer Price (net of any applicable exercise price with respect to options).

At the completion of the merger, Fairchild Semiconductor would become a wholly-owned subsidiary of ON Semiconductor. Additional information about our pending acquisition by ON Semiconductor is available in the

Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission by Fairchild Semiconductor International, Inc. (as amended, our “Schedule 14D-9”). The foregoing description of the Merger Agreement and the terms and conditions of the tender offer and merger do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement, and to ON Semiconductor’s tender offer to purchase and other related documents, copies of which are filed as Exhibits (e)(1) and (a)(1)(A), respectively, of our Schedule 14D-9, and which are incorporated herein by reference. The Merger Agreement is also filed as Exhibit 2.01 to this Annual Report on Form 10-K. The transaction is expected to close in the second quarter of 2016.

Products and Technology

We changed our reportable segments effective in the first quarter of fiscal year 2015 to reflect changes in the way we currently manage the business. Our two main product segments are the Switching Power Solutions segment (SPS) and the Analog Power and Signal Solutions segment (APSS). Our third reportable segment is the Standard Products Group (SPG), which contains a wide array of mature, standard products.

We develop a wide range of power and signal path products that are primarily focused on enabling greater energy efficiency in industrial, appliance, cloud computing, and automotive applications. The mobile applications market, including smart phones and tablets, is also a key area of product design for us. We invest in wafer fabrication and packaging technology to support the development of these innovative products. In 2013, we opened our new 8-inch wafer fabrication site in Bucheon, Korea and have gradually loaded this plant with a combination of new products and existing devices transferred from older, less efficient factories.

Switching Power Solutions (SPS)

The Switching Power Solutions segment (SPS) contains our low and high voltage switch operating segments, integrated power modules, as well as our automotive and cloud operating segments. This segment provides a wide range of highly efficient discrete and integrated power management solutions across a broad range of end markets.

We design, manufacture and market analog and mixed signal integrated circuits (ICs), multi-chip smart power modules and discrete power products that provide a broad range of power management functions to a diverse set of end market applications including automotive, industrial, home appliances, mobile, server and cloud computing and consumer electronics.

Our discrete devices are individual diodes or transistors that perform power switching, power conditioning and signal amplification functions in electronic circuits. We have a leadership position in the power MOSFET market with our portfolio of PowerTrench® technology products.

We manufacture high voltage discrete products using state-of-the-art vertical Diffusion Metal Oxide Semiconductor (DMOS) MOSFETs, Insulated Gate Bipolar Transistors (IGBT), Bipolar and ultrafast rectifier technologies. We manufacture analog and mixed signal ICs using a variety of bipolar (Bi), complementary metal oxide (CMOS), BiCMOS, and bipolar/CMOS/DMOS (BCDMOS) state-of-the-art processes up to 1200V and down to 0.35µm (microns) minimum geometry. Major competitors include Infineon Technologies AG, ST Microelectronics N.V., Toshiba Corporation, Mitsubishi Corporation, Texas Instruments, Inc., ON Semiconductor Corporation, NXP Semiconductors N.V., Alpha & Omega Semiconductor, Ltd. and Vishay Intertechnology, Inc.

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

Analog Power and Signal Solutions (APSS)

The Analog Power and Signal Solutions segment (APSS) contains our mobile solutions, power conversion and motion tracking operating segments. This segment focuses on developing innovative analog solutions including power management, sensor and signal path applications for the mobile, industrial and consumer end markets.

Our analog and mixed signal ICs are used to control discrete semiconductors in applications such as power switching, conditioning, signal amplification, power distribution, and power consumption. Driving the demand and growth of our business is the increasing need for higher efficiency and higher power density for space savings. Our power conversion solutions typically convert a semi-regulated energy source (AC-alternating current or DC-direct current) to a regulated output for electronic systems (AC-DC, DC-AC, and DC-DC conversion).

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

Standard Products Group (SPG)

SPG combines the management of mature and multiple market products which provide generic solutions from the product lines discussed below.

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

Sales, Marketing and Distribution

In 2015, we derived approximately 63%, 29% and 8% of our net sales from distributors, original equipment manufacturers (OEMs), and electronic design and manufacturing services (EMS) customers, respectively, through our regional sales organizations. Our top five distributors worldwide accounted for 37% of our net sales for the year ended December 27, 2015. We operate regional sales organizations in Europe, with principal offices in Munich, Germany; the Americas, with principal offices in San Jose, CA; the Asia/Pacific region (which for these purposes excludes Japan and South Korea), with principal offices in Hong Kong; Japan, with principal offices in Tokyo; and South Korea, with principal offices in Seoul. A discussion of revenue by geographic region for each of the last three years can be found in Part II Item 8. Note 17 Segments and Geographic Information to the consolidated financial statements of this report. Each of the regional sales organizations is supported by the supply chain organization, which manages independently operated warehouses. Product orders flow to our manufacturing facilities, where products are made. Products are then shipped either directly to customers or indirectly to customers through warehouses that are owned and operated by us or by a third party provider.

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

Typically, distributors handle a wide variety of products and fill orders for many customers. Some of our sales to distributors are made under agreements allowing for market price fluctuations and the right of return on unsold merchandise, subject to time and volume limitations. Many of these distribution agreements contain a standard stock rotation provision allowing for maximum levels of inventory returns. In our experience, these inventory returns can usually be resold, although often at a discount. Manufacturers’ representatives generally do not offer products that compete directly with our products, but may carry complementary items manufactured by others. Manufacturers’ representatives, who are compensated on a commission basis, do not maintain a product inventory; instead, their customers place larger quantity orders directly with us and are referred to distributors for smaller orders.

Research and Development

Our expenditures for research and development (R&D) for 2015, 2014 and 2013 were $162.6 million, $165.8 million and $171.6 million, respectively. These expenditures represented 11.9%, 11.6%, and 12.2% of revenue for 2015, 2014 and 2013, respectively. We invest in the development and design of a wide range of power and non-power integrated and discrete products. Analog and integrated solutions require significant design resources to continuously improve performance, increase integration and meet customers’ design challenges. Advanced silicon processing technology is a key determinant in the improvement of semiconductor products. Each new generation of process technology has resulted in products with higher speed, higher power density and greater performance, produced at lower cost. We expect infrastructure investments made in recent years to enable us to continue to achieve high volume, high reliability and low-cost production using leading edge process technology for our classes of products. Our R&D efforts continue to be focused in part on innovative packaging solutions that make use of new assembly methods and high performance packaging materials, as well as in exclusive and patent protected transistor structure development. We are also using our R&D resources to characterize and apply new materials in both our packaging and semiconductor device processing efforts.

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

Manufacturing

We operate five manufacturing facilities, three of which are “front-end” wafer fabrication plants in the U.S. and South Korea, and two of which are “back-end” assembly and test facilities in Asia. Information about our property, plant and equipment by geographic region for each of the last two years can be found in Part II Item 8. Note 17 Segments and Geographic Information to the consolidated financial statements of this report. We ended production at our sites in Penang, Malaysia and West Jordan, Utah in 2015. These facilities are currently classified as assets held for sale. Please refer to Part II Item 8. Note 15 Restructuring, Impairments and Other Costs and Part II Item 8. Note 6 Financial Statement Details to our consolidated financial statements included within this report for further information.

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

Suzhou, China

Power Semiconductors (Diodes & Rectifiers, IGBTs, Integrated Power Solutions (SPM), MOSFETs, Transistors)

Power Management ICs (AC-DC: PWM (Combo) Controllers)

Automotive Products (Automotive Modules, Discrete Power Semiconductors, Intelligent Power Semiconductors)

We subcontract a minority portion of our wafer fabrication needs, primarily to Taiwan Semiconductor Manufacturing Company, Macronix International Co. Ltd., Phenitec Semiconductor, Showa Denko Singapore (PTE) Ltd, Tower Semiconductor Ltd, Vanguard International Semiconductor, Global Foundries and CSMC Manufacturing Company. In order to maximize our production capacity, some of our back-end assembly and testing operations are also subcontracted. Primary back-end subcontractors include, Liteon Inc, Hana Microelectronics Ltd, Greatek Electronics Inc, GEM Services, AUK Semiconductor PTE, Ltd and Panjit International Inc.

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper and aluminum wire, copper/alloy 42 lead frames, mold compound, ceramic and other substrate material and some chemicals and gases. We obtain our raw materials and supplies from a large number of sources.

Backlog

Backlog at December 27, 2015 was approximately $337.2 million, in line with approximately $338.7 million at December 28, 2014. We define backlog as firm orders or customer-provided forecasts with a customer requested delivery date within 26 weeks. We actively manage our supply to keep lead times as short as possible. In periods of increased demand, there is a tendency towards longer lead times which has the effect of increasing backlog and, in some instances we may not have manufacturing capacity sufficient to fulfill all orders. In addition to normal seasonal demand weakness in the fourth quarter of 2015, we also experienced lower demand from a large mobile and consumer electronics customer that reduced our backlog exiting the year. Some of our customers in the air conditioner market are also reducing excess inventory of finished goods which impacted our backlog in the fourth quarter of 2015.

As is customary in the semiconductor industry, we may allow our customers to cancel orders or delay deliveries within agreed upon parameters. Accordingly, our backlog at any time should not be used as an indication of future revenues. For further information on our backlog, please refer to Item 1A. Risk Factors included in this report under the heading “We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues”.

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

Trademarks and Patents

As of December 27, 2015, we held 1,623 issued U.S. patents and 1,530 issued non-U.S. patents with expiration dates ranging from 2016 through 2034. We also have trademarks that are used in the conduct of our business to distinguish genuine Fairchild products. We believe that while our patents provide important competitive advantages, our competitive position is also affected by such factors as system and application knowledge, ability and experience of our personnel, the range and number of new products being developed by us, our market brand recognition, ongoing sales and marketing efforts, customer service, technical support and our manufacturing capabilities.

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

Our facilities in South Portland, Maine, and, to a lesser extent, West Jordan, Utah (where manufacturing operations have been discontinued), have ongoing remediation projects to respond to releases of hazardous materials that occurred prior to our separation from National Semiconductor Corporation. National Semiconductor agreed to indemnify Fairchild for the future costs of these projects and other environmental liabilities that existed at the time of our acquisition of those facilities from National Semiconductor in 1997. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions were not material to the consolidated financial statements for any period presented. National Semiconductor Corporation was acquired by Texas Instruments Incorporated during the fourth quarter of 2011.

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

We believe that our operations are in substantial compliance with applicable environmental laws and regulations. Our costs to comply with environmental regulations were nominal for 2015, 2014 and 2013. Future laws or regulations and changes in existing environmental laws or regulations, however, may subject our operations to different, additional or more stringent standards. While historically the cost of compliance with environmental laws has not had a material adverse effect on our results of operations, business or financial condition, we cannot predict with certainty our future costs of compliance because of changing standards and requirements.

Employees

Our worldwide workforce consisted of 6,379 full and part-time employees as of December 27, 2015. We believe that our relations with our employees are satisfactory.

At December 27, 2015, 95 employees at our Mountain Top, PA., manufacturing facility, were covered by a collective bargaining agreement. These employees are members of the Communication Workers of America/International Union of Electronic, Electrical, Salaried Machine and Furniture Workers, AFL-CIO, Local 88177. The current agreement with the union ends June 1, 2019 and provides for guaranteed wage and benefit levels as well as employment security for union members. If a work stoppage were to occur, it could impact our ability to operate our Mountain Top facility. Also, our profitability could be adversely affected if increased costs associated with any future contracts are not recoverable through productivity improvements or price increases. We believe that relations with our unionized employees are satisfactory.

Our wholly-owned Korean subsidiary, which we refer to as Fairchild Korea, sponsors a Korean Labor Council consisting of seven representatives from the non-management workforce and seven members of the management workforce. The Labor Council, under Korean law, is recognized as a representative of the workforce for the purposes of consultation and cooperation. The Labor Council has no right to take a work action or to strike and is not a party to any labor or collective bargaining agreements with Fairchild Korea. We believe that relations with Fairchild Korea employees and the Labor Council are satisfactory.

On November 26, 2010, the employees in our facility in Suzhou, China approved the creation of a labor union that was officially established on January 26, 2011 under applicable local law. Currently 1,772 formal Chinese employees, who are members of Fairchild Suzhou Labor Union, are covered by the collective bargaining agreement. The agreement defines the negotiation process for wage and benefit levels as well as employment security for union members. We believe that relations with our unionized employees are satisfactory.

Executive Officers

The following table provides information about the executive officers of our company. There is no family relationship among any of the named executive officers.

Name	Age	Title
Mark S. Thompson	59	Chairman of the Board of Directors, President and Chief Executive Officer
Mark S. Frey	62	Executive Vice President, Chief Financial Officer and Treasurer
Chris Allexandre	41	Senior Vice President, Worldwide Sales and Marketing
Paul D. Delva	53	Senior Vice President, General Counsel and Corporate Secretary
Steve Fu	51	Senior Vice President and Chief Strategy Officer
Marion Limmer	51	Senior Vice President, Discrete Power Solutions Group
Gaurang Shah	47	Senior Vice President, Analog Power Group
Wei-Chung Wang	50	Senior Vice President, Manufacturing Operations

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

The announcement and pendency of our agreement to be acquired by ON Semiconductor may have a material adverse effect on our business and our stock price.

The pending acquisition by ON Semiconductor could have a material adverse effect on our revenue in the near term if our customers delay, defer or cancel purchases pending completion of the acquisition. While we are attempting to address this risk through communications with our customers, current and prospective customers may be reluctant to purchase our products due to uncertainty about the direction of our product offerings and the support and service of our products after the acquisition is consummated. Additionally, we are subject to additional risks in connection with the announcement and pendency of the acquisition, any of which could have a material adverse effect on the Company’s business, including:

•	the pendency and outcome of any legal proceedings that have been or may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;

•	potential adverse effects on our relationships with our current suppliers and other business partners, or those with which we are seeking to establish business relationships;

•

the restrictions imposed on our business and operations under the Merger Agreement, which may prevent us from pursuing opportunities without ON’s approval or taking other actions, whether in the form of dividend payments, stock repurchases, restructurings, asset dispositions, acquisitions, equity awards to employees or other employee actions or otherwise, that we might have undertaken in the absence of this transaction;

•	that we may forego opportunities we might otherwise have pursued in the absence of the transaction with ON Semiconductor;

•

potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the acquisition; and

•	the significant diversion of our employees’ and management’s attention resulting from the transactions contemplated by the acquisition.

The failure of our pending acquisition by ON Semiconductor to be completed on the terms contemplated or at all may materially and adversely affect our business and our stock price.

ON Semiconductor’s obligation to complete its tender offer to purchase shares of Fairchild in connection with its acquisition of the company, and our obligations under the Merger Agreement, are subject to a number of conditions specified in the Merger Agreement, including (i) that the number of shares of Fairchild common stock validly tendered in accordance with the terms of ON’s offer, and not validly withdrawn, must equal at least a majority of the then-outstanding shares of common stock; (ii) the expiration of applicable waiting periods or the receipt of antitrust approvals in the U.S. and several other countries and (iii) the absence of any law or order which would prohibit completion of the transaction. There can be no assurance that these conditions to the completion of the transaction will be satisfied in a timely manner or at all. If the transaction is not completed, our stock price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•	we could be required to pay a termination fee of up to $72 million to ON under circumstances described in the Merger Agreement;

•	we would have incurred significant costs in connection with the acquisition that we would be unable to recover;

•	we may be subject to legal proceedings related to the acquisition;

•	the failure of the acquisition to be consummated may result in adverse publicity and a negative impression of us in the investment community;

•

any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the transaction is not consummated; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and we may experience employee departures.

We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues.

We manufacture products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is occasionally subject to double booking and rapid changes in customer outlooks or unexpected build-ups of inventory in the supply channel as a result of shifts in end market demand and macro economic conditions. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacture of products without binding purchase commitments from customers. Even in cases where our standard terms and conditions of sale or other contractual arrangements do not permit a customer to cancel an order without penalty, we may from time to time accept cancellations to maintain customer relationships or because of industry practice, custom or other factors. Our inability to sell products after we devote significant resources to manufacturing them could have a material adverse effect on both our levels of inventory and revenues. Additionally, fluctuations in demand may cause our inventories to increase or decrease more than we have anticipated. While we currently believe our inventory levels are appropriate for the current economic environment, continued global economic uncertainty may result in lower-than- expected demand. When we anticipate increasing demand in our markets, lower-than-anticipated demand may impact our customers’ target inventory levels. Our current business forecasting is still qualified by the risk that our backlog may deteriorate as a result of customer cancellations.

Downturns in the highly cyclical semiconductor industry or changes in end user market demands could reduce the profitability and overall value of our business, which could cause the trading price of our stock to decline or have other adverse effects on our financial position.

The semiconductor industry is highly cyclical, and the value of our business may decline as a result of market response to this cyclicality. As we have experienced in the past, uncertainty in global economic conditions may continue to negatively affect us and the rest of the semiconductor industry, by causing us to experience backlog cancellations, higher inventory levels and reduced demand for our products. We may experience renewed, possibly severe and prolonged, downturns in the future as a result of this cyclicality. Even as demand increases following such downturns, our profitability may not increase because of price competition and supply shortages that have historically accompanied recoveries in demand. In addition, we may experience significant fluctuations in our profitability as a result of variations in sales, product mix, end user markets, the costs associated with the introduction of new products, and our efforts to reduce excess inventories that may have built up as a result of any of these factors. The markets for our products depend on continued demand for consumer electronics such as personal computers, cellular telephones, tablet devices, digital cameras, and automotive, household and industrial goods. Deteriorating global economic conditions may cause these end user markets to experience decreases in demand that could adversely affect our business and future prospects.

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

We invest significant resources in our research and development. Please refer to Item 1. Research and Development included in this report for a discussion of our research and development investments. Despite such efforts, we may not be successful in developing commercially viable products. Additionally, there is a substantial risk that we may decide to abandon a potential product that is no longer marketable, despite our investment or significant resources in its development.

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

Our future success and competitive position depend in part upon our ability to obtain or maintain proprietary technologies used in our principal products. From time to time, we are required to defend against claims by competitors and others of intellectual property infringement. Claims of intellectual property infringement and litigation regarding patent and other intellectual property rights are commonplace in the semiconductor industry and are frequently time consuming and costly. From time to time, we may be notified of claims that we may be infringing patents issued to other companies. Such claims may relate both to products and manufacturing processes. We may engage in license negotiations regarding these claims from time to time. Even though we maintain procedures to avoid infringing others’ rights as part of our product and process development efforts, it is impossible to be aware of every possible patent which our products may infringe, and we cannot assure you that we will be successful in our efforts to avoid infringement claims. Furthermore, even if we conclude our products do not infringe another’s patents, others may not agree. We have been and are involved in lawsuits, and could become subject to other lawsuits, in which it is alleged that we have infringed upon the patent or other intellectual property rights of other companies. For example, since October 2004, we have been in litigation with Power Integrations, Inc. See Part II Item 8. Note 9 Commitments and Contingencies to the consolidated financial statements included in this report. Our involvement in this litigation and future intellectual property litigation, or the costs of avoiding or settling litigation by purchasing licenses rights or by other means, could result in significant expense to our company, adversely affecting sales of the challenged products or technologies and diverting the efforts and attention of our technical and management personnel, whether or not such litigation is resolved in our favor. We may decide to settle patent infringement claims or litigation by purchasing license rights from the claimant, even if we believe we are not infringing, in order to reduce the expense of continuing the dispute or because we are not sufficiently confident that we would eventually prevail. In the event of an adverse outcome as a defendant in any such litigation, we may be required to:

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

From time to time we may dispose of assets and businesses in an effort to grow our more profitable product lines. When we do so, we face certain risks associated with these exit activities, including but not limited to the risk that we will disrupt service to our customers, the risk of inadvertently losing other business not related to the exit activities, the risk that we will be unable to effectively continue, terminate, modify and manage supplier and vendor relationships, and the risk that we may be subject to consequential claims from customers or vendors as a result of eliminating, or transferring the production of affected products or the renegotiation of commitments related to those products.

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

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper lead frames, mold compound, ceramic packages and various chemicals and gases. Our manufacturing operations depend upon our ability to obtain adequate supplies of raw materials on a timely basis. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly. If the prices of these raw materials rise significantly we may be unable to pass on our increased operating expenses to our customers. This could result in decreased profit margins for the products in which the materials are used. Results could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. For example, some phosphorus-containing mold compound received from one supplier and incorporated into our products in the past resulted in a number of claims for damages from customers. We purchase some of our raw materials such as silicon wafers, lead frames, mold compound, ceramic packages and chemicals and gases from a limited number of suppliers on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Please refer to Item 1. Manufacturing Facilities for a list of primary wafer fabrication and back-end assembly and testing operations subcontractors. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

Please refer to Item 1. Sales, Marketing, and Distribution included in this report for a discussion of our distributor sales. As a general rule, we do not have long-term agreements with our distributors, and they may terminate their relationships with us with little or no advance notice. Additionally, because distributors may offer competing products, certain distributors may be less inclined to sell our products as our direct sales increase. The loss of one or more of our distributors, or the decision by one or more of them to reduce the number of our products they offer or to carry the product lines of our competitors, could have a material adverse effect on our business, financial condition and results of operations. The termination of a significant distributor, whether at our or the distributor’s initiative, or a disruption in the operations of one or more of our distributors, could reduce our net sales in a given quarter and could result in an increase in inventory returns.

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

Our continued success depends on our ability to attract, motivate and retain skilled personnel, including technical, marketing, management and staff personnel. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees, is intense, particularly when the business cycle is improving. During such periods, competitors may try to recruit our most valuable technical employees. While we devote a great deal of our attention to designing competitive compensation programs aimed at accomplishing this goal, specific elements of our compensation programs may not be competitive with those of our competitors and there can be no assurance that we will be able to retain our current personnel or recruit the key personnel we require.

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

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several dollars, whereas the personal computer might be sold by the computer maker for several hundred dollars. Although we maintain rigorous quality control systems, in the ordinary course of our business we receive warranty claims for some products that are defective or that do not perform to published specifications. Additionally, while we attempt to contractually limit our customers’ use of our products, we cannot be certain that our distributors will not sell our products to customers who intend to use them in applications for which we did not intend them to be used. Since a defect or failure in one of our products could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. For example, in 2013, the customer of one of our distributors filed suit against us claiming damages of $30.0 million arising out of the purchase of $20,000 of our products. Furthermore, even though we attempt, through our standard terms and conditions of sale and other customer contracts, to limit our liability for defective products to an obligation to replace the defective goods or refund the purchase price, we cannot be certain that these claims will not expose us to potential product liability, warranty liability, personal injury or property damage claims relating to the use of those products. In the past, we have received claims for charges, such as for labor and other costs of replacing defective parts or repairing the products into which the defective products are incorporated, lost profits and other damages. In addition, our ability to reduce such liabilities, whether by contracts or otherwise, may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result.

Our operations and business could be significantly harmed by natural disasters.

Our manufacturing facilities in China, South Korea, Malaysia, the Philippines and many of the third party contractors and suppliers that we currently use are located in countries that are in seismically active regions of the world where earthquakes and other natural disasters, such as floods and typhoons may occur. For example, on October 15, 2013, our manufacturing facility in the Philippines was affected by a magnitude 7.2 earthquake. While we take precautions to mitigate these risks, we cannot be certain that they will be adequate to protect our facilities in the event of a major earthquake, flood, typhoon or other natural disaster. Although we maintain insurance for some of the damage that may be caused by natural disasters, our insurance coverage may not be sufficient to cover all of our potential losses and may not cover us for lost business. As a result, a natural disaster in one of these regions could severely disrupt the operation of our business and have a material adverse effect on our financial condition and results of operations.

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

Through our subsidiaries we maintain significant operations and facilities in the Philippines, China, South Korea and Singapore. We have sales offices and customers around the world. Please refer to Part II Item 8. Note

17 Segments and Geographic Information to our consolidated financial statements included in this report for more details regarding our revenue by geographic location. The following are some of the risks inherent in doing business on an international level:

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

We have significant operations and sales in South Korea and are subject to risks associated with doing business there. Korea accounted for approximately 6% of our revenue for the year ended December 27, 2015. As of fiscal year end 2015, approximately 22.6% of our total production is from our South Korea facility.

Relations between South Korea and North Korea have been tense over most of South Korea’s history, and more recent concerns over North Korea’s nuclear and cyber terrorism capabilities have created a global security issue that may adversely affect Korean business and economic conditions in South Korea and in the U.S. We cannot assure you as to whether or when this situation will be resolved or change abruptly as a result of current or future events. An adverse change in economic or political conditions in South Korea or in its relations with North Korea could have a material adverse effect on our Korean subsidiary and our company. In addition to other risks disclosed relating to international operations, some businesses in South Korea are subject to labor unrest.

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

A number of factors may increase our effective tax rates, which could reduce our net income, including: the locations where our profits are determined to be earned and taxed; the outcome of certain tax audits, changes in the valuation of our deferred tax assets or liabilities, increases in non-deductible expenses, changes in available tax credits, changes in tax laws or their interpretation, including changes in the U.S. taxation of non-U.S. income and expenses; changes in U.S. generally accepted accounting principles and our decision to repatriate non-U.S. earnings.

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

We have significantly expanded operations in China and, as a result, are subject to risks inherent in doing business in China, which may adversely affect our financial performance.

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

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks and to protect against reductions in the value and volatility of future cash flows caused by changes in foreign exchange rates, we currently have established hedging programs. These hedging programs may utilize certain derivative financial instruments. For example, we use currency forward contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. Gains and losses on these foreign currency exposures would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. Please refer to Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in this report for a discussion on the impacts of an adverse change in exchange rates and an increase in interest rates would have on our financial statements. While we have established hedging policies and procedures to monitor and prevent unauthorized trading and to maintain substantial balance between purchases and sales or future delivery obligations, we can provide no assurance, however, that these steps will detect and/or prevent all violations of such risk management policies and procedures, particularly if deception or other intentional misconduct is involved. We continue to monitor on an ongoing basis the usage of our established hedging programs and may choose to suspend or discontinue some or all of our programs depending on a variety of factors.

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

At December 27, 2015, we had total debt of $198.4 million and the ratio of this debt to equity was approximately 0.2 to 1.0. Please refer to Part II Item 8. Note 8 Indebtedness to our consolidated financial statements included in this report for more details regarding our credit facility. Despite the significant reductions we have made in our long-term debt, we continue to carry indebtedness which could have significant consequences on our operations. For example, it could:

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

In addition, the senior credit facility also requires us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet those ratios. As of December 27, 2015, we were in compliance with these ratios. A breach of any of these covenants, ratios or restrictions could result in an event of default under the senior credit facility. Upon the occurrence of an event of default under the senior credit facility, the lenders could elect to declare all amounts outstanding under the senior credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against our assets, including any collateral granted to them to secure the indebtedness. If the lenders under the senior credit facility accelerate the payment of the indebtedness, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

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

We have no unresolved comments from the Securities and Exchange Commission as of February 25, 2016.

ITEM 2.	PROPERTIES

We maintain manufacturing and office facilities around the world including the U.S., Asia and Europe. The following table provides information about certain of these facilities at December 27, 2015:

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

We do not identify or allocate assets by operating segment. For information on net property, plant and equipment by geographic location, please refer to Part II Item 8. Note 17 Segments and Geographic Information to our consolidated financial statements included in this report.

We ended production at our sites in Penang, Malaysia and West Jordan, Utah in 2015. These facilities are currently classified as assets held for sale. Please refer to Part II Item 8. Note 15 Restructuring, Impairments and Other Costs and Part II Item 8. Note 6 Financial Statement Details to our consolidated financial statements included within this report for further information.

We believe that our facilities around the world, whether owned or leased, are well maintained and are generally suitable and adequate to carry on the company’s business. Our manufacturing facilities contain sufficient productive capacity to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of legal matters as of December 27, 2015, please read Part II Item 8. Note 9 Commitments and Contingencies to our consolidated financial statements included in this report, which is incorporated into this item by reference.

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

	High	Low
2015
Fourth Quarter (from September 28, 2015 to December 27, 2015)	$20.83	$13.05
Third Quarter (from June 29, 2015 to September 27, 2015)	$17.43	$12.66
Second Quarter (from March 30, 2015 to June 28, 2015)	$20.74	$17.98
First Quarter (from December 29, 2014 to March 29, 2015)	$19.14	$15.35

2014
Fourth Quarter (from September 29, 2014 to December 28, 2014)	$17.56	$12.33
Third Quarter (from June 30, 2014 to September 28, 2014)	$18.04	$14.80
Second Quarter (from March 31, 2014 to June 29, 2014)	$16.36	$12.57
First Quarter (from December 30, 2013 to March 30, 2014)	$14.09	$12.26

As of February 22, 2016, there were approximately 91 holders of record of our common stock. We have not paid dividends on our common stock in any of the years presented above. Certain agreements, pursuant to which we have borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that we may make. Please refer to Item 7. Liquidity and Capital Resources and Item 8. Note 8 Indebtedness to our consolidated financial statements included within this report for further information about restrictions to our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Programs

The following table provides information about the number of stock options, deferred stock units (DSUs), restricted stock units (RSUs) and performance units (PUs) outstanding and authorized for issuance under all equity compensation plans of the company on December 27, 2015. The notes under the table provide important additional information.

	Number of Shares of Common Stock Issuable Upon the Exercise of Outstanding Options, DSUs, RSUs and PUs (1) (4)	Weighted-Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining Available for Future Issuance (Excluding Shares Underlying Outstanding Options, DSUs, RSUs and PUs) (3)
Equity compensation plans approved by stockholders	6,001,166	$12.82	11,857,839

(1)	Other than as described here, the company had no warrants or rights outstanding or available for issuance under any equity compensation plan at December 27, 2015.
(2)	Does not include shares subject to DSUs, RSUs or PUs, which do not have an exercise price.
(3)	Represents 11,857,839 shares under the Fairchild Semiconductor 2007 Stock Plan (2007 Stock Plan) on December 27, 2015.
(4)	Shares issuable include 68,027 options, 367,143 DSUs, 4,498,845 RSUs, and 1,067,151 PUs under the 2007 Stock Plan.

The material terms of the 2007 Stock Plan are described in Item 8. Note 12 Stock-based Compensation to our consolidated financial statements included within this report and our three outstanding stock plans are included as exhibits to this report.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the fourth quarter of 2015. The following table provides information with respect to purchases made by the company of its own common stock during the fourth quarter of 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
September 28, 2015—October 25, 2015	—	$—	—	111.1
October 26, 2015—November 22, 2015	—	—	—	111.1
November 23, 2015—December 27, 2015	—	—	—	111.1

Total	—	$—	—	111.1

On May 20, 2015, the board of directors authorized the additional repurchase of up to $150.0 million of the company’s common stock. This amount is in addition to any previously announced authorizations. Share repurchases will be made from time to time in the open market or in privately negotiated transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934. During the three months ended December 27, 2015, we did not repurchase any shares common stock.

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

Stockholder Return Performance

The following graph compares the change in the return on the company’s common stock against the return of the Standard & Poor’s 500 Index (^GSPC) and the PHLX Semiconductor Index (^SOX) from December 26, 2010 to December 27, 2015. Return to stockholders is measured by dividing the per-share price change for the period by the share price at the beginning of the period. The graph assumes that $100 investments in our common stock and each of the indexes were made.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data. The historical consolidated financial data for fiscal years 2015 through 2013 are derived from our audited consolidated financial statements, contained in Item 8. Consolidated Financial Statements and Supplementary Data of this report. The historical consolidated financial data as of December 29, 2013, December 30, 2012 and December 25, 2011 and for the years ended December 30, 2012 and December 25, 2011 are derived from our audited consolidated financial statements, which are not included in this report. This information should be read in conjunction with our audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The results for the years ended December 27, 2015, December 28, 2014, December 29, 2013 and December 25, 2011 each consist of 52 weeks. The results for the year ended December 30, 2012 consists of 53 weeks.

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$1,370.2	$1,433.4	$1,405.4	$1,405.9	$1,588.8
Total gross margin	437.8	465.6	416.5	442.0	559.2
% of total revenue	32.0%	32.5%	29.6%	31.4%	35.2%
Net income (loss)	(15.1)	(35.2)	5.0	24.6	145.5
Net income (loss) per common share:
Basic	$(0.13)	$(0.29)	$0.04	$0.19	$1.15
Diluted	$(0.13)	$(0.29)	$0.04	$0.19	$1.12
Consolidated Balance Sheet Data (End of Period):
Inventories, net	$304.2	$264.9	$228.1	$236.7	$234.2
Total assets (1)	1,585.9	1,689.1	1,793.4	1,880.4	1,932.3
Long-term debt (1)	198.4	197.1	197.5	246.6	295.5
Total stockholders’ equity	1,096.2	1,194.1	1,360.5	1,367.1	1,322.2
Other Financial Data:
Research and development	$162.6	$165.8	$171.6	$156.9	$153.4
Depreciation and amortization	132.4	139.7	145.2	135.3	150.5
Amortization of acquisition-related intangibles	8.4	10.6	15.5	18.2	19.7
Capital expenditures	69.1	54.5	75.2	151.9	186.4
Adjusted net income	63.2	76.4	34.6	70.5	169.7
Adjusted gross margin	452.0	472.1	425.2	442.0	561.4
% of total revenue	33.0%	32.9%	30.3%	31.4%	35.3%
Free cash flow	33.3	139.2	100.9	31.3	82.1

(1)	During the second quarter of 2015, we changed our presentation of debt issuance costs in the balance sheet. Debt issuance costs are reflected as a reduction of the related debt liability rather than as an asset. We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised. Please refer to Item 8. Note 1 Background and Basis of Presentation to our consolidated financial statements for additional details regarding this accounting policy change.

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions)
Reconciliation of Net Income (Loss) to Adjusted Net Income
Net income (loss)	$(15.1)	$(35.2)	$5.0	$24.6	$145.5
Adjustments to reconcile net income (loss) to adjusted net income:
Restructuring, impairments, and other costs	47.6	49.8	15.9	14.1	2.8
Acquisition-related costs	6.5	—	—	—	—
VAT expense on internal IP sale	—	—	—	2.1	—
Write-off of equity investments	—	—	3.0	—	—
Gain from sale of equity investment	—	(1.4)	—	—	—
Loss on disposal of property, plant and equipment	—	1.9	—	—	—
Accelerated depreciation on assets related to factory closures	8.7	6.5	8.7	—	0.7
Write-off of deferred financing fees	—	—	—	—	2.1
Inventory write-offs associated with factory closures	5.5	—	—	—	(0.2)
Charge for (release of) litigation	—	4.4	(12.6)	1.3	—
Goodwill impairment charge	0.6	—	—	—	—
Realized loss on sale of securities	—	—	—	12.9	—
Change in retirement plans	—	—	—	—	2.7
Amortization of acquisition-related intangibles	8.4	10.6	15.5	18.2	19.7
Associated tax effects of the above and other acquisition-related intangibles	1.0	3.0	(0.9)	(2.7)	(3.6)
Change in deferred tax asset value	—	36.8	—	—	—

Adjusted net income	$63.2	$76.4	$34.6	$70.5	$169.7

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions)
Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$437.8	$465.6	$416.5	$442.0	$559.2
Adjustments to reconcile gross margin to adjusted gross margin:
Change in retirement plans	—	—	—	—	1.7
Accelerated depreciation on assets related to factory closures	8.7	6.5	8.7	—	0.7
Inventory write-offs associated with factory closures	5.5	—	—	—	(0.2)

Adjusted gross margin	$452.0	$472.1	$425.2	$442.0	$561.4

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions)
Reconciliation of R&D and SG&A to Adjusted R&D and SG&A
R&D and SG&A	$368.4	$381.7	$377.3	$363.7	$371.8
Adjustments to reconcile R&D and SG&A to adjusted R&D and SG&A:
Change in retirement plans	—	—	—	—	(1.0)

Adjusted R&D and SG&A	$368.4	$381.7	$377.3	$363.7	$370.8

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013	December 30, 2012	December 25, 2011
	(In millions)
Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by operating activities	$94.4	$193.7	$176.1	$183.2	$268.5
Capital expenditures	(69.1)	(54.5)	(75.2)	(151.9)	(186.4)
Proceeds from the sale of property, plant and equipment	8.0	—	—	—	—

Free Cash Flow	$33.3	$139.2	$100.9	$31.3	$82.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This discussion and analysis of our financial condition and results of operations is intended to provide investors with an understanding of our past performance, financial condition and prospects. We will discuss and provide our analysis of the following:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	Forward Looking Statements

•	Policy on Business Outlook Disclosure

•	Recently Issued Financial Accounting Standards

Overview

Our sales for 2015 were down 4% compared to 2014. Sales of our products serving the automotive end market grew 9% in 2015. Demand from the enterprise computing and telecom sector finished the year with good momentum. The industrial, appliance and consumer end markets were weaker than expected, especially in greater China. Mobile sales were lower for 2015 compared to 2014 as demand from a large mobile customer decreased significantly in the second half and was partially offset by rising sales and content at two other large mobile accounts.

We completed the previously announced factory closures during the third quarter of 2015 to improve our manufacturing cost structure. We announced in the third quarter of 2015 that we streamlined our leadership structure which will significantly reduce operating expenses. These are structural cost reductions that are designed to improve profitability and cash flow even at current revenue levels.

In addition to investing in the business, we also repurchased 5.8 million shares of our stock during 2015. We used available cash to repurchase these shares.

We strive to keep inventory as lean as possible while maintaining high customer service levels. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. At the end of the fourth quarter of 2015, internal inventories were $304.2 million, a 15% build from the end of 2014. A portion of this growth is attributable to the building of buffer inventory related to the closure of our Penang, Malaysia and West Jordan, Utah facilities as well as the remaining 5-inch wafer fabrication lines in Bucheon, South Korea in 2015. In addition, we have increased inventory at our outsourced locations, in line with our plans to increase our manufacturing flexibility.

During the first quarter of 2015, we changed our reportable segments effective to better reflect the way we currently manage the business. During the second quarter of 2015, we changed our presentation of debt issuance costs in the balance sheet. Accordingly, all previously reported financial information related to both items has been revised. During the fourth quarter of 2015, we changed our presentation of current and long-term deferred tax assets and liabilities. This accounting change was adopted on a prospective basis, effective as of the fourth quarter of 2015. Please refer to Item 8. Note 1 Background and Basis of Presentation to our consolidated financial statements included in this report for additional details regarding these accounting policy changes.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our audited consolidated financial statements as well as certain unaudited non-GAAP measures, including results as a percent of revenue.

	Year Ended
	December 27, 2015		December 28, 2014		December 29, 2013
	(Dollars in millions)
Total revenues	$1,370.2	100.0%	$1,433.4	100.0%	$1,405.4	100.0%
Gross margin	437.8	32.0%	465.6	32.5%	416.5	29.6%

Operating expenses:
Research and development	162.6	11.9%	165.8	11.6%	171.6	12.2%
Selling, general and administrative	205.8	15.0%	215.9	15.1%	205.7	14.6%
Amortization of acquisition-related intangibles	8.4	0.6%	10.6	0.7%	15.5	1.1%
Restructuring, impairments, and other costs	47.6	3.5%	49.8	3.5%	15.9	1.1%
Acquisition-related costs	6.5	0.5%	—	0.0%	—	0.0%
Charge for (release of) litigation	—	0.0%	4.4	0.3%	(12.6)	-0.9%
Goodwill impairment charge	0.6	0.0%	—	0.0%	—	0.0%

Total operating expenses	431.5	31.5%	446.5	31.1%	396.1	28.2%

Operating income	6.3	0.5%	19.1	1.3%	20.4	1.5%

Other expense, net	5.4	0.4%	6.5	0.5%	9.2	0.7%

Income before income taxes	0.9	0.1%	12.6	0.9%	11.2	0.8%

Provision for income taxes	16.0	1.2%	47.8	3.3%	6.2	0.4%

Net income (loss)	$(15.1)	-1.1%	$(35.2)	-2.5%	$5.0	0.4%

Unaudited non-GAAP measures
Adjusted net income	$63.2		$76.4		$34.6
Adjusted gross margin	452.0	33.0%	472.1	32.9%	425.2	30.3%
Free Cash Flow	33.3		139.2		100.9

Year Ended December 27, 2015 Compared to Year Ended December 28, 2014

Total Revenues

	Year Ended
	December 27, 2015	December 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Total revenues	$1,370.2	$1,433.4	$(63.2)	(4.4)%

Revenue decreased 4.4% in 2015 compared to 2014 due primarily to pricing impacts.

Geographic revenue information is based on the customer location within the indicated geographic region. Please refer to Item 8. Note 17 Segments and Geographic Information to our consolidated financial statements included within this report for further details regarding our geographic revenue by location.

The increase in China revenue for 2015 compared to 2014 is due to broad-based higher demand, especially in the mobile end market. The decrease in Taiwan and Other Asia/Pacific for 2015 compared to 2014 is due to lower demand in the consumer electronics market.

Gross Margin

	Year Ended
	December 27, 2015	December 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Gross Margin $	$437.8	$465.6	$(27.8)	(6.0)%
Gross Margin %	32.0%	32.5%

Gross margin decreased $27.8 million in 2015 compared to 2014 due primarily to pricing impacts, as well as accelerated depreciation and inventory write-offs associated with factory closures, partially offset by improved product mix.

Adjusted Gross Margin

	Year Ended
	December 27, 2015	December 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Adjusted Gross Margin $	$452.0	$472.1	$(20.1)	(4.3)%
Adjusted Gross Margin %	33.0%	32.9%

Adjusted gross margin does not include accelerated depreciation or inventory write-offs due to factory closures. See reconciliation of gross margin to adjusted gross margin in Item 6. Selected Financial Data included in this report.

Operating Expenses

	Year Ended
	December 27, 2015	December 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Research and development	$162.6	$165.8	$(3.2)	(1.9)%
Selling, general and administrative	$205.8	$215.9	$(10.1)	(4.7)%

Research and development expenses decreased 1.9% in 2015 compared to 2014 due primarily to selectivity in funding various programs and other spending reductions. Selling, general and administrative expenses decreased 4.7% in 2015 compared to 2014 due primarily to reductions in variable compensation and regional selling costs.

Restructuring, Impairments and Other Costs

During 2015 and 2014, we recorded restructuring, impairment charges and other costs, net of releases, totaling $47.6 million and $49.8 million, respectively. Please refer to Item 8. Note 15 Restructuring, Impairments and Other Costs to our consolidated financial statements included within this report for further details regarding our restructuring plans.

Charge for (Release of) Litigation

In 2014, we incurred a $4.4 million litigation charge as a result of ongoing developments with POWI litigation. Please refer to Item 8. Note 9 Commitments and Contingencies to our consolidated financial statements included within this report for further details regarding this matter.

Goodwill Impairment Charge

In the first quarter of 2015, we incurred a $0.6 million goodwill impairment charge as a result of the impairment test performed in conjunction with our operating segment reorganization. Please refer to Item 8. Note 7 Goodwill and Intangible Assets to our consolidated financial statements included within this report for further details regarding this matter.

Other Expense, net

During 2015 and 2014, we recorded other expense, net of $5.4 million and $6.5 million, respectively. Please refer to Item 8. Note 6 Financial Statement Details to our consolidated financial statements included within this report for further details regarding this matter.

Income Taxes

	Year Ended
	December 27, 2015	December 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Income before income taxes	$0.9	$12.6	$(11.7)	(92.9)%
Provision for income taxes	$16.0	$47.8	$(31.8)	(66.5)%

The effective tax rate for 2015 was 1858.1% compared to 378.9% for 2014. The change in the effective tax rate was primarily driven by the decrease in profitability in addition to losses incurred in jurisdictions with full valuation allowances against their deferred tax assets.

In accordance with the Income Taxes Topic in the FASB Accounting Standards Codification (ASC), deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of December 27, 2015, we have recorded a deferred tax liability of $4.2 million for these earnings that are part of our repatriation plan with no impact to the consolidated statement of operations as we have a full valuation allowance against our net U.S. deferred tax assets.

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We have operations or maintain distribution relationships in the U.S., Europe, Asia/Pacific, Japan and Korea. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Euro and South Korean won. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. In particular, as the U.S. dollar strengthens versus other currencies the value of the non-U.S. revenue will decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expense which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies the value of the non-U.S. revenue and expenses will increase when reported in U.S. dollars. In 2015 and 2014, we had established revenue and expense hedging and balance sheet risk management programs to protect against short term volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.

Free Cash Flow

	Year Ended
	December 27, 2015	December 28, 2014	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Free Cash Flow	$33.3	$139.2	$(105.9)	(76.1)%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures and add back proceeds from the sale of property, plant, and equipment to cash provided by operating activities. Free cash flow decreased in 2015 compared to 2014 due primarily to significant cash payments for restructuring and increases in internal inventory. Please refer to Item 6. Selected Financial Data included within this report for our Free Cash Flow reconciliation.

Reportable Segments

The following table represents comparative disclosures of revenue, gross margin and operating income (loss) of our reportable segments.

	Year Ended
	December 27, 2015					December 28, 2014
	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)
SPS	$798.9	58.3%	$253.7	31.8%	$172.1	$838.2	58.5%	$264.7	31.6%	$181.8
APSS	385.2	28.1%	152.1	39.5%	58.7	399.1	27.8%	158.3	39.7%	60.3
SPG	186.1	13.6%	46.2	24.8%	41.2	196.1	13.7%	49.1	25.0%	43.8
Corporate (1,2)	—	—	(14.2)	—	(265.7)	—	—	(6.5)	—	(266.8)

Total	$1,370.2	100.0%	$437.8	32.0%	$6.3	$1,433.4	100.0%	$465.6	32.5%	$19.1

(1)

	Year Ended
	December 27, 2015	December 28, 2014
	(In millions)
Accelerated depreciation on assets related to factory closures	$(8.7)	$(6.5)
Inventory write-offs associated with factory closures	(5.5)	—

Corporate gross margin total	$(14.2)	$(6.5)

(2)

	Year Ended
	December 27, 2015	December 28, 2014
	(In millions)
Restructuring, impairments, and other costs	$(47.6)	$(49.8)
Acquisition-related costs	(6.5)	—
Accelerated depreciation on assets related to factory closures	(8.7)	(6.5)
Inventory write-offs associated with factory closures	(5.5)	—
Selling, general and administrative expense	(182.7)	(190.7)
Charge for litigation	—	(4.4)
Corporate research and development expense	(14.7)	(15.4)

Corporate operating loss total	$(265.7)	$(266.8)

Total Revenue

	Year Ended
	December 27, 2015	December 28, 2014	% Change
	(Dollars in millions)
SPS	$798.9	$838.2	(4.7)%
APSS	385.2	399.1	(3.5)%
SPG	186.1	196.1	(5.1)%
Corporate	—	—	—%

Total revenue	$1,370.2	$1,433.4	(4.4)%

SPS and SPG revenue decreased 4.7% and 5.1%, respectively, in 2015 compared to 2014 due primarily to pricing impacts and lower product volume. APSS revenue decreased 3.5% in 2015 compared to 2014 due primarily to pricing impacts, partially offset by improved product volume.

Gross Margin

	Year Ended
	December 27, 2015	December 28, 2014	% Change
	(Dollars in millions)
SPS	$253.7	$264.7	(4.2)%
APSS	152.1	158.3	(3.9)%
SPG	46.2	49.1	(5.9)%
Corporate (1)	(14.2)	(6.5)	118.5%

Total gross margin $	$437.8	$465.6	(6.0)%

	Year Ended
	December 27, 2015	December 28, 2014
SPS	31.8%	31.6%
APSS	39.5%	39.7%
SPG	24.8%	25.0%
Corporate	—%	—%
Total gross margin %	32.0%	32.5%

(1)	Please refer to Reconciliation of Gross Margin to Adjusted Gross Margin in Item 6. Selected Financial Data for more details.

SPS and APSS gross margin decreased 4.2% and 3.9%, respectively, in 2015 compared to 2014 due primarily to pricing impacts, partially offset by improved product mix. SPG gross margin decreased 5.9% in 2015 compared to 2014 due primarily to pricing impacts.

Operating Income (Loss)

	Year Ended
	December 27, 2015	December 28, 2014	% Change
	(Dollars in millions)
SPS	$172.1	$181.8	(5.3)%
APSS	58.7	60.3	(2.7)%
SPG	41.2	43.8	(5.9)%
Corporate	(265.7)	(266.8)	(0.4)%

Total operating income	$6.3	$19.1	(67.0)%

Total operating income decreased 67.0% in 2015 compared to 2014 due primarily to the reasons described under the heading “Gross Margin” within the Results From Operations section of this report, partially offset by reductions in variable compensation costs, other selling, general and administrative costs and research and development spending rationalization. SPS, APSS, and SPG operating income decreased 5.3%, 2.7%, and 5.9%, respectively, in 2015 compared to 2014 due primarily to the reasons described under the heading “Gross Margin” within this section. Corporate operating loss was relatively flat in 2015 compared to 2014.

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

Geographic revenue information is based on the customer location within the indicated geographic region. Please refer to Item 8. Note 17 Segments and Geographic Information to our consolidated financial statements included within this report for further details regarding our geographic revenue by location.

The increase in China revenue for 2014 from 2013 is due to broad-based higher demand especially in the mobile end market. Lower Korean sales in 2014 versus 2013 reflect weaker demand from two large Korean manufacturers primarily in the mobile and LCD TV sector. The decrease in Other Asia/Pacific revenue in 2014 as compared to 2013 was due to lower consumer demand.

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

Adjusted gross margin does not include accelerated depreciation or inventory write-offs due to factory closures. See reconciliation of gross margin to adjusted gross margin in Item 6. Selected Financial Data included in this report.

Operating Expenses

	Year Ended
	December 28, 2014	December 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Research and development	$165.8	$171.6	$(5.8)	(3.4)%
Selling, general and administrative	$215.9	$205.7	$10.2	5.0%

Research and development expenses decreased 3.4% in 2014 compared to 2013 due to program rationalization and spending reductions, partially offset by the addition of Xsens costs, higher variable compensation expenses and the impact of the annual merit increase. Selling, general and administrative expenses were 5.0% higher than the prior year due primarily to higher variable compensation, legal and Xsens costs plus the impact of the annual merit increase, partially offset by lower sales and marketing spending as well as reduced information technology costs.

Restructuring, Impairments and Other Costs

During 2014 and 2013, we recorded restructuring, impairment charges and other costs, net of releases, totaling $49.8 million and $15.9 million, respectively. Please refer to Item 8. Note 15 Restructuring, Impairments and Other Costs to our consolidated financial statements included within this report for further details regarding our restructuring plans.

Charge for (Release of) Litigation

In 2014, we incurred a $4.4 million litigation charge compared to a release of $12.6 million in 2013, as a result of ongoing developments with POWI litigation. Please refer to Item 8. Note 9 Commitments and Contingencies to our consolidated financial statements included within this report for further details regarding this matter.

Other Expense, net

During 2014 and 2013 we recorded other expense, net of $6.5 million and $9.2 million, respectively. Please refer to Item 8. Note 6 Financial Statement Details to our consolidated financial statements included within this report for further details regarding this matter.

Income Taxes

	Year Ended
	December 28, 2014	December 29, 2013	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Income before income taxes	$12.6	$11.2	$1.4	12.5%
Provision for income taxes	$47.8	$6.2	$41.6	671.0%

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

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures and may add back proceeds from the sale of property, plant, and equipment to cash provided by operating activities. Free cash flow increased in 2014 primarily due to lower capital expenditures. Please refer to Item 6. Selected Financial Data included within this report for our Free Cash Flow reconciliation.

Reportable Segments

The following table represents comparative disclosures of revenue, gross margin and operating income (loss) of our reportable segments.

	Year Ended
	December 28, 2014					December 29, 2013
	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)
SPS	$838.2	58.5%	$264.7	31.6%	$181.8	$793.7	56.5%	$227.4	28.7%	$143.6
APSS	399.1	27.8%	158.3	39.7%	60.3	413.8	29.4%	151.4	36.6%	31.6
SPG	196.1	13.7%	49.1	25.0%	43.8	197.9	14.1%	46.4	23.4%	36.2
Corporate (1,2)	—	—%	(6.5)	—%	(266.8)	—	—%	(8.7)	—%	(191.0)

Total	$1,433.4	100.0%	$465.6	32.5%	$19.1	$1,405.4	100.0%	$416.5	29.6%	$20.4

(1)

	Year Ended
	December 28, 2014	December 29, 2013
	(In millions)
Accelerated depreciation on assets related to factory closures	$(6.5)	$(8.7)

Corporate gross margin total	$(6.5)	$(8.7)

(2)

	Year Ended
	December 28, 2014	December 29, 2013
	(In millions)
Restructuring, impairments, and other costs	$(49.8)	$(15.9)
Accelerated depreciation on assets related to factory closures	(6.5)	(8.7)
Selling, general and administrative expense	(190.7)	(171.5)
Release of (charge for) litigation	(4.4)	12.6
Corporate research and development expense	(15.4)	(7.5)

Corporate operating loss total	$(266.8)	$(191.0)

Total Revenue

	Year Ended
	December 28, 2014	December 29, 2013	% Change
	(Dollars in millions)
SPS	$838.2	$793.7	5.6%
APSS	399.1	413.8	(3.6)%
SPG	196.1	197.9	(0.9)%
Corporate	—	—	—%

Total revenue	$1,433.4	$1,405.4	2.0%

SPS revenue increased 5.6% in 2014 from the prior year due primarily to higher product volume, partially offset by pricing impacts. APSS and SPG revenue decreased 3.6% and 0.9%, respectively, in 2014 from the prior year due primarily to pricing impacts, partially offset by higher product volume.

Gross Margin

	Year Ended
	December 28, 2014	December 29, 2013	% Change
	(Dollars in millions)
SPS	$264.7	$227.4	16.4%
APSS	158.3	151.4	4.6%
SPG	49.1	46.4	5.8%
Corporate (1)	(6.5)	(8.7)	(25.3)%

Total gross margin $	$465.6	$416.5	11.8%

	Year Ended
	December 28, 2014	December 29, 2013
SPS	31.6%	28.7%
APSS	39.7%	36.6%
SPG	25.0%	23.4%
Corporate	—%	—%
Total gross margin %	32.5%	29.6%

(1)	Please refer to Reconciliation of Gross Margin to Adjusted Gross Margin in Item 6. Selected Financial Data for more details.

SPS gross margin increased 16.4% in 2014 from the prior year due primarily to improved internal manufacturing utilization and product mix, as well as a reduction in global operating expenditures, partially offset by pricing impacts. APSS gross margin increased 4.6% in 2014 from the prior year due primarily to product mix impacts. SPG gross margin increased 5.8% in 2014 from the prior year due primarily to improved product mix, reductions in warehousing costs and lower excess inventory write downs, partially offset by pricing impacts.

Operating Income (Loss)

	Year Ended
	December 28, 2014	December 29, 2013	% Change
	(Dollars in millions)
SPS	$181.8	$143.6	26.6%
APSS	60.3	31.6	90.8%
SPG	43.8	36.2	21.0%
Corporate	(266.8)	(191.0)	39.7%

Total operating income	$19.1	$20.4	(6.4)%

Total operating income decreased 6.4% in 2014 from the prior year due primarily to the reasons described under the heading “Gross Margin” within this section, partially offset by increased restructuring, impairments and other charges, and increased litigation charges. SPS and APSS operating income increased 26.6% and 90.8%, respectively, in 2014 from the prior year due primarily to the reasons described under the heading “Gross Margin” within this section. SPG operating income increased 21.0% in 2014 from the prior year due primarily to the reasons described under the heading “Gross Margin” within this section, as well as a reduction in research and development costs. Corporate operating loss increased 39.7% in 2014 from the prior year due primarily to increased restructuring, impairments and other charges, and increased litigation charges.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of December 27, 2015, $68.3 million of our $281.6 million of cash and marketable securities balance was located in the U.S. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

On September 26, 2014, we entered into our current $400.0 million, five-year senior secured revolving credit facility and on June 23, 2015 we amended it to remove certain provisions from the definition of change in control. As of December 27, 2015, $200.0 million was drawn of the $400.0 million credit facility. Please refer to Item 8. Note 8 Indebtedness to our consolidated financial statements included within this report for further details on the terms of this credit facility.

As of December 27, 2015, we were in compliance with the covenants associated with the credit facility and we expect to remain in compliance. This expectation is subject to various risks and uncertainties discussed more thoroughly in Part 1 Item 1A. Risk Factors included in this report, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our credit facility places restrictions on the payment of dividends under certain conditions, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In 2015, we incurred capital expenditures of $69.1 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. Additional borrowing or equity investment may be required to fund future acquisitions. The sale of additional equity securities could result in additional dilution to our stockholders. Please refer to Item 8. Note 10 Stockholder’s Equity to our consolidated financial statements included within this report which describes our share repurchase plan.

Cash Flows

Our cash flows for each period were as follows:

	Year Ended
	December 27, 2015	December 28, 2014
	(In millions)
Net cash provided by operating activities	$94.4	$193.7
Net cash used in investing activities	(62.4)	(106.8)
Net cash used in financing activities	(105.5)	(151.8)

Net change in cash and cash equivalents	$(73.5)	$(64.9)

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

Cash provided by operating activities in 2015 decreased by $99.3 million compared to 2014, due primarily to significant cash payments for restructuring and increases in internal inventory.

Investing Activities

Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as proceeds from divestitures and cash used for acquisitions.

Cash used in investing activities in 2015 decreased by $44.4 million compared to 2014, primarily driven by the acquisition of a private sensor company during 2014, partially offset by an increase in capital expenditures.

Financing Activities

Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.

Cash used in financing activities in 2015 decreased by $46.3 million compared to 2014, primarily driven by a decreased amount of treasury shares purchased.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below summarizes our significant contractual obligations as of December 27, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In millions)
Debt Obligations—Principal	$200.1	$—	$0.1	$200.0	$—
Debt Obligations—Interest (1)	19.1	4.1	5.7	9.3	—
Operating Lease Obligations (2)	67.7	15.1	23.0	9.7	19.9
Letters of Credit	5.0	5.0	—	—	—
Capital Purchase Obligations (3)	4.0	4.0	—	—	—
Other Purchase Obligations and Commitments (4)	40.5	28.3	4.5	3.9	3.8
Royalty Obligations	2.9	0.5	2.4	—	—
Executive Compensation Agreements	2.7	0.1	0.3	0.3	2.0

Total (5)	$342.0	$57.1	$36.0	$223.2	$25.7

(1)	Interest rate on debt is variable. Interest payments were estimated using the 1.5% base interest rate plus future LIBOR rates. Refer to Item 8. Note 8 Indebtedness to our consolidated financial statements included in this report for additional information.
(2)	Represents future minimum lease payments under non-cancelable operating leases.
(3)	Capital purchase obligations represent commitments for purchases of plant and equipment. They are not recorded as liabilities on our balance sheet as of December 27, 2015, as we have not yet received the related goods or taken title to the property.
(4)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.
(5)	We had $3.4 million of unrecognized tax benefits at December 27, 2015. The timing of the expected cash outflow relating to the balance is not reliably determinable at this time. In addition, the total does not include any contractual obligations recorded on the balance sheet as current liabilities other than certain purchase obligations which are discussed below.

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

We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant at December 27, 2015 and the contracts generally contain clauses allowing for cancellation without significant penalty.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

For additional information related to certain risks that could negatively impact our financial position or future results of operations, please refer to Part I Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in this report.

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

Approximately 63.0% of our revenue in 2015 is generated through sales to distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. We have agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue based upon historical activity and our expectation of future activity. We also have volume based incentives with certain distributors to encourage stronger resales of our products. Reserves are recorded as a reduction to revenue as they are earned by the distributor. Our policy is to use both a three to six month rolling historical experience rate as well as a prospective view of products in the distributor channel for distributors who participate in an incentive program in order to estimate the necessary allowance to be recorded. In addition, the products sold by us are subject to a limited product quality warranty. We accrue for estimated incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. The standard limited warranty period is one year. Quality returns are accounted for as a reduction of revenue. Historically, we have not experienced material differences between our estimated sales reserves and actual results.

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

In the first quarter of 2015, we incurred a $0.6 million goodwill impairment as a result of the impairment test performed in conjunction with our operating segment reorganization. In 2014 and 2013, there were no goodwill impairments and the fair values of the reporting units with goodwill were substantially in excess of book values. Please refer to Item 8. Note 7 Goodwill and Intangible Assets to our consolidated financial statements included in this report for further information.

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

Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset or asset group. Future undiscounted cash flows include estimates of future revenues, driven by market growth rates, and estimated future costs. Please refer to Item 8. Note 15 Restructuring, Impairments and Other Costs to our consolidated financial statements included in this report for more information. There were no triggering events in 2015, 2014 or 2013 that caused us to evaluate our other long-lived assets for impairment.

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

Valuation allowances have been established for deferred tax assets, which we believe do not meet the “more likely than not” criteria established by the Income Tax topic of the ASC. In 2005, we established a full valuation allowance against our net U.S. deferred tax assets excluding certain deferred tax liabilities related to indefinite-lived goodwill. We recorded a valuation allowance in 2005 and continue to carry the valuation allowance in 2015 as our trend of positive evidence does not currently support such a release. In 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $24.8 million relating to our Malaysian cumulative reinvestment allowance and manufacturing incentives. In 2015, the Malaysian deferred tax asset decreased to $15.2 million. As a result of the closure of our Malaysia manufacturing operations in 2015, a full valuation allowance of $15.2 million remains. In the fourth quarter of 2014, a full valuation allowance was recorded in the amount of $36.8 million against our net Korean deferred tax assets as the cumulative pretax loss and Korean tax holiday, which applies to certain manufacturing activities, raised uncertainty about the likelihood of realization of those deferred tax assets. We continue to carry the valuation allowance in Korea in 2015. We will continue to evaluate book and taxable income trends, and their impact on the amount and timing of valuation allowance adjustments.

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

$3.4 million of the unrecognized tax benefits at December 27, 2015, if recognized, would reduce our annual effective tax rate. We do not expect any significant increases or decreases for uncertain tax positions during the next twelve months.

Loss Contingencies

We are subject to various legal and administrative proceedings and asserted and potential claims, as well as accruals related to product warranties that arise in the ordinary course of business. The outcomes of legal and administrative proceedings and claims, and the estimation of product warranties and asset impairments, are subject to significant uncertainty. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. At least quarterly, we review the status of each significant matter, and we may revise our estimates. These revisions could have a material impact on our results of operations and financial position. For a discussion of legal matters as of December 27, 2015, please refer to Item 8. Note 9 Commitments and Contingencies to our consolidated financial statements included in this report.

Forward Looking Statements

This annual report contains “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described below and more specifically in the Risk Factors section. Among these factors are the following: current economic uncertainty, including disruptions in the credit markets, as well as future economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); technological and product development risks, including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of manufacturing capacity; the risk of production delays; the inability to attract and retain key management and other employees; risks related to warranty and product liability claims; risks inherent in doing business internationally; changes in tax regulations or the migration of profits from low tax jurisdictions to higher tax jurisdictions; availability and cost of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the quarterly and annual reports we file with the SEC. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

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

Given the current acquisition process, we have discontinued our practice of providing detailed forward guidance and conducting an earnings conference call to discuss our financial results.

Recently Issued Financial Accounting Standards

For a discussion of new accounting standards, please refer to Item 8. Note 19 Recently Issued Accounting Standards to our consolidated financial statements included within this report for further details regarding this matter.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. All of the potential changes noted below are based on sensitivity analysis performed on our financial position at December 27, 2015. Actual results may differ materially.

We used foreign currency forward contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses in 2015 and 2014. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to us. A majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do conduct these activities by way of transactions denominated in other currencies, primarily the Korean won, Philippine peso, Chinese yuan, Japanese yen, Taiwanese dollar, British pound, and the Euro. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we utilized our established hedging programs in 2015 and 2014. Our hedging programs reduce, but do not always entirely eliminate, the short-term impact of foreign currency exchange rate movements. For example, during the twelve months ended December 27, 2015, an adverse change (defined as a 20% unfavorable move in every currency where we have exposure) in the exchange rates of all currencies over the course of the year would have resulted in an adverse impact on income before taxes of approximately $10.7 million.

We have interest rate exposure with respect to our credit facility due to its variable pricing. For the year ended December 27, 2015, a 50 basis point increase in interest rates would have resulted in increased annual interest expense of $1.0 million. The increased annual interest expense due to a 50 basis point increase in LIBOR rates would have been offset by an increase in interest income of $0.8 million on the cash and investment balances during 2015.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 27, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(b) of the 2015 Form 10-K. We also have audited Fairchild Semiconductor International, Inc.’s internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fairchild Semiconductor International, Inc. management is responsible for these consolidated financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Semiconductor International, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2015, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, Fairchild Semiconductor International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts

February 25, 2016

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	Year Ended
	December 27, 2015	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$279.4	$352.9
Short-term marketable securities	0.2	0.1
Accounts receivable, net of allowances of $36.2 and $32.0 at December 27, 2015 and December 28, 2014, respectively	132.6	124.0
Inventories, net	304.2	264.9
Deferred income taxes, net of allowances	—	13.2
Other current assets	50.5	30.2

Total current assets	766.9	785.3
Property, plant and equipment, net	550.4	627.7
Deferred income taxes, net of allowances	16.8	5.3
Intangible assets, net	27.5	37.2
Goodwill	204.5	209.2
Long-term marketable securities	2.0	2.2
Other assets	17.8	22.2

Total assets	$1,585.9	$1,689.1

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110.6	$106.2
Accrued expenses and other current liabilities	115.6	129.6

Total current liabilities	226.2	235.8
Long-term debt	198.4	197.1
Deferred income taxes	34.2	34.2
Other liabilities	24.6	23.9

Total liabilities	483.4	491.0
Commitments and contingencies (Note 9)
Temporary equity—deferred stock units	6.3	4.0
Stockholders’ equity:
Common stock, $.01 par value, voting; 340,000,000 shares authorized; 141,663,388 and 140,069,287 shares issued and 113,483,950 and 117,677,463 shares outstanding at December 27, 2015 and December 28, 2014, respectively	1.4	1.4
Additional paid-in capital	1,560.6	1,542.5
Accumulated deficit	(62.7)	(47.6)
Accumulated other comprehensive loss	(15.5)	(10.3)
Treasury stock at cost	(387.6)	(291.9)

Total stockholders’ equity	1,096.2	1,194.1

Total liabilities, temporary equity and stockholders’ equity	$1,585.9	$1,689.1

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Total revenue	$1,370.2	$1,433.4	$1,405.4
Cost of sales	932.4	967.8	988.9

Gross margin	437.8	465.6	416.5

Operating expenses:
Research and development	162.6	165.8	171.6
Selling, general and administrative	205.8	215.9	205.7
Amortization of acquisition-related intangibles	8.4	10.6	15.5
Restructuring, impairments, and other costs	47.6	49.8	15.9
Acquisition related costs	6.5	—	—
Charge for (release of) litigation	—	4.4	(12.6)
Goodwill impairment charge	0.6	—	—

Total operating expenses	431.5	446.5	396.1

Operating income	6.3	19.1	20.4
Other expense, net	5.4	6.5	9.2

Income before income taxes	0.9	12.6	11.2
Provision for income taxes	16.0	47.8	6.2

Net income (loss)	$(15.1)	$(35.2)	$5.0

Net income (loss) per common share:
Basic	$(0.13)	$(0.29)	$0.04

Diluted	$(0.13)	$(0.29)	$0.04

Weighted average common shares:
Basic	115.4	121.4	127.2

Diluted	115.4	121.4	128.7

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Net income (loss)	$(15.1)	$(35.2)	$5.0
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(4.5)	(0.7)	2.2
Net amount reclassified to earnings for hedging (1)	3.6	(6.4)	(4.9)
Net change associated with fair value of securities	—	0.1	(0.2)
Net change associated with pension transactions (2)	1.3	(0.2)	1.0
Foreign currency translation adjustment	(5.6)	(6.2)	—

Total other comprehensive loss, net of tax	(5.2)	(13.4)	(1.9)

Comprehensive income (loss)	$(20.3)	$(48.6)	$3.1

(1)

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Net amount reclassified for cash flow hedges included in total revenue	$(5.8)	$(0.9)	$(0.2)
Net amount reclassified for cash flow hedges included in cost of sales	7.2	(4.0)	(3.7)
Net amount reclassified for cash flow hedges included in selling, general and administrative	—	(1.5)	(1.1)
Net amount reclassified for cash flow hedges included in research and development	0.9	—	0.1
Net amount reclassified for cash flow hedges included in restructuring, impairments, and other costs	1.3	—	—

Total net amount reclassified to earnings for hedging	$3.6	$(6.4)	$(4.9)

(2)	Net of $0.4 million tax in 2014 and $(0.3) million tax in 2015.

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Net income (loss)	$(15.1)	$(35.2)	$5.0
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	132.4	139.7	145.2
Non-cash stock-based compensation expense	30.8	32.6	27.9
Non-cash restructuring and impairments expense	0.4	1.9	1.5
Non-cash interest income	—	—	(0.1)
Non-cash financing expense	1.5	1.3	0.9
Gain from sale of equity investment	—	(1.4)	—
Goodwill impairment charge	0.6	—	—
Non-cash write-off of equity investment	—	—	3.0
Loss on disposal of property, plant and equipment	0.7	1.9	1.4
Deferred income taxes, net	1.6	34.9	(4.8)
Charge for (release of) litigation	—	4.4	(12.6)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8.6)	4.6	9.3
Inventories	(39.8)	(35.6)	9.0
Other current assets	(6.9)	1.6	4.2
Accounts payable	7.0	8.8	(15.6)
Accrued expenses and other current liabilities	(13.3)	30.1	(2.3)
Other assets and liabilities, net	3.1	4.1	4.1

Net cash provided by operating activities	$94.4	$193.7	$176.1

Cash flows from investing activities:
Capital expenditures	(69.1)	(54.5)	(75.2)
Proceeds from the sale of property, plant and equipment	8.0	3.8	—
Purchase of molds and tooling	(1.4)	(1.7)	(2.1)
Maturity of marketable securities	$0.1	$0.1	$0.3
Sale of equity investment	—	2.1	—
Acquisitions and divestitures, net of cash acquired	—	(56.6)	—

Net cash used in investing activities	$(62.4)	$(106.8)	$(77.0)

Cash flows from financing activities:
Repayment of long-term debt	$—	$(200.0)	$(50.0)
Issuance of long-term debt	—	200.0	—
Proceeds from issuance of stock for share-based compensation arrangements	1.8	1.5	1.1
Purchase of treasury stock	(95.7)	(142.5)	(29.0)
Shares withheld for employee taxes	(11.5)	(9.1)	(9.3)
Debt financing costs	(0.1)	(1.7)	—

Net cash used in financing activities	$(105.5)	$(151.8)	$(87.2)

Net change in cash and cash equivalents	(73.5)	(64.9)	11.9
Cash and cash equivalents at beginning of period	352.9	417.8	405.9

Cash and cash equivalents at end of period	$279.4	$352.9	$417.8

Supplemental cash flow information:
Cash paid during the period for:
Income taxes, net	$12.8	$13.1	$12.1
Interest	$3.4	$3.8	$4.7

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock							Foreign Currency Translation Adjustment
	Number of Shares	At Par Value	Additional Paid-in Capital	Accumulated Deficit	Securities	Hedging Transactions	Pensions		Treasury Stock	Total
Balance at December 27, 2015	113.5	$1.4	$1,560.6	$(62.7)	$0.2	$(3.6)	$(0.3)	$(11.8)	$(387.6)	$1,096.2

Net loss				(15.1)						(15.1)
Exercise or settlement of plan awards	1.6		1.8							1.8
Stock-based compensation expense			30.1							30.1
Purchase of treasury stock	(5.8)								(95.7)	(95.7)
Cash flow hedges						(0.9)				(0.9)
Net amount reclassified to earnings for sale of marketable securities										—
Pension transactions							1.3			1.3
Foreign currency translation adjustment								(5.6)		(5.6)
Shares withheld for employee taxes			(11.5)							(11.5)
Temporary equity reclassification, deferred stock units			(2.3)							(2.3)

Balance at December 28, 2014	117.7	$1.4	$1,542.5	$(47.6)	$0.2	$(2.7)	$(1.6)	$(6.2)	$(291.9)	$1,194.1

Net loss				(35.2)						(35.2)
Exercise or settlement of plan awards	1.6		1.5							1.5
Stock-based compensation expense			32.7							32.7
Purchase of treasury stock	(10.1)								(142.5)	(142.5)
Cash flow hedges						(7.1)				(7.1)
Unrealized holding gain on marketable securities					0.1					0.1
Pension transactions							(0.2)			(0.2)
Foreign currency translation adjustment								(6.2)		(6.2)
Shares withheld for employee taxes			(9.1)							(9.1)
Temporary equity reclassification, deferred stock units			(0.4)							(0.4)

Balance at December 29, 2013	126.2	$1.4	$1,517.8	$(12.4)	$0.1	$4.4	$(1.4)	$—	$(149.4)	$1,360.5

Net income				5.0						5.0
Exercise or settlement of plan awards	1.6		1.4							1.4
Stock-based compensation expense			27.9							27.9
Purchase of treasury stock	(2.3)								(28.9)	(28.9)
Cash flow hedges						(2.8)				(2.8)
Unrealized holding loss on marketable securities					(0.2)					(0.2)
Pension transactions							1.0			1.0
Shares withheld for employee taxes			(9.3)							(9.3)
Temporary equity reclassification, deferred stock units			(0.7)							(0.7)

Balance at December 30, 2012	126.9	$1.4	$1,498.5	$(17.4)	$0.3	$7.2	$(2.4)	$—	$(120.5)	$1,367.1

See accompanying notes to consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Background and Basis of Presentation

Fairchild Semiconductor International, Inc. (“Fairchild International”, “we”, “our” or the “the company”) designs, develops, manufactures and markets power analog, power discrete and certain non-power semiconductor solutions through its wholly-owned subsidiary Fairchild Semiconductor Corporation (“Fairchild”). We deliver energy-efficient, easy-to-use and value-added semiconductor solutions for power and mobile designs. We help our customers differentiate their products and solve difficult technical challenges with our expertise in power and signal path products. Our products have a wide range of applications and are sold to customers in the mobile, industrial, appliance, automotive, consumer electronics, and computing markets.

The company is headquartered in San Jose, California and has manufacturing operations in South Portland, Maine, Mountaintop, Pennsylvania, Cebu, the Philippines, Bucheon, South Korea, and Suzhou, China. We sell our products to customers worldwide.

The accompanying financial statements of the company have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S.).

We changed our reportable segments effective in the first quarter of fiscal year 2015 to better reflect the way we currently manage the business. All periods presented have been revised accordingly to reflect the new reportable segments. Please refer to Note 17 Segments and Geographic Information for details.

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-03, (ASU 2015-03) Interest Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. We adopted this ASU as of June 28, 2015. As a result of the adoption of ASU 2015-03, the presentation of other assets, total assets, long-term debt and total liabilities changed for all periods presented. In 2014, 2013, 2012 and 2011, $3.0 million, $2.6 million, $3.5 million and $4.6 million, respectively, was reclassified from other assets to long-term debt. These reclassifications impacted our total assets, total liabilities, and total liabilities, temporary equity and stockholders’ equity line items within our consolidated balance sheets by corresponding amounts.

In November 2015, the FASB, issued Accounting Standards Update No. 2015-17, (ASU 2015-17) Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendment eliminates the guidance requiring an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period and can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have elected early adoption of ASU 2015-17 prospectively. Prior periods will not be retrospectively adjusted. The adoption of ASU 2015-17 had no material effect on our consolidated financial statements.

Pending Acquisition

On November 18, 2015, Fairchild Semiconductor International, Inc. (“Fairchild Semiconductor”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ON Semiconductor Corporation and its wholly owned subsidiary, Falcon Operations Sub, Inc. (together, “ON Semiconductor”), under which ON Semiconductor agreed to acquire Fairchild Semiconductor. The total transaction value is expected to be approximately $2.4 billion. Under the terms of the Merger Agreement, on December 4, 2015, ON Semiconductor

commenced a tender offer to acquire outstanding shares of Fairchild Semiconductor common stock from our stockholders for $20.00 per share, net to each holder in cash (the “Offer Price”). The tender offer is described in a Tender Offer Statement on Schedule TO filed by ON Semiconductor with the Securities and Exchange Commission on December 4, 2015 (as amended, the “ON Schedule TO”). The closing of the tender offer is subject to various conditions, including there being validly tendered in the tender offer at least a majority of our then-outstanding shares, and the receipt of customary regulatory approvals in the U.S. and other countries. Following receipt of those approvals and after such time as all shares tendered in the tender offer are accepted for payment, the Merger Agreement provides for the parties to effect a merger which would result in all shares not tendered in the tender offer (other than shares held by (i) ON Semiconductor, Fairchild Semiconductor or their respective subsidiaries immediately prior to the effective time of the merger, and (ii) stockholders of Fairchild Semiconductor who properly exercised their appraisal rights under the Delaware General Corporation Law) being converted into the right to receive the Offer Price. In addition, immediately prior to the effective time of the merger, all outstanding options to purchase shares of Fairchild Semiconductor common stock, restricted stock units, deferred stock units and performance units will become fully vested and be converted into the right to receive the Offer Price (net of any applicable exercise price with respect to options).

At the completion of the merger, Fairchild Semiconductor would become a wholly-owned subsidiary of ON Semiconductor. Additional information about our pending acquisition by ON Semiconductor is available in the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission by Fairchild Semiconductor International, Inc. (as amended, our “Schedule 14D-9”). The foregoing description of the Merger Agreement and the terms and conditions of the tender offer and merger do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement, and to ON Semiconductor’s tender offer to purchase and other related documents, copies of which are filed as Exhibits (e)(1) and (a)(1)(A), respectively, of our Schedule 14D-9, and which are incorporated herein by reference. The Merger Agreement is also filed as Exhibit 2.01 to this Annual Report on Form 10-K. The transaction is expected to close in the second quarter of 2016.

Note 2—Summary of Significant Accounting Policies

Fiscal Year

Our fiscal year ends on the last Sunday in December. Our fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years. This additional week is included in the first quarter of the year. Our results for the years ended December 27, 2015, December 28, 2014, and December 29, 2013 all consist of 52 weeks.

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

In 2015, approximately 63% of our revenue was from distributors. Distributor payments are due under agreed terms and are not contingent upon resale or any other matter other than the passage of time. We have agreements with some distributors and customers for various programs, including prompt payment discounts, pricing protection, scrap allowances and stock rotation. Sales to these distributors and customers, as well as the existence of sales incentive programs, are in accordance with terms set forth in written agreements with these distributors and customers. In general, credits allowed under these programs are capped based upon individual distributor agreements. We record charges associated with these programs as a reduction of revenue at the time of sale based upon historical activity. Our policy is to use both a three to six month rolling historical experience rate as well as a prospective view of products in the distributor channel for distributors who participate in an incentive program in order to estimate the necessary allowance to be recorded. In addition, under our standard terms and conditions of sale, the products sold by us are subject to a limited product quality warranty. The standard limited warranty period is one year. We accrue for the estimated cost of incurred but unidentified quality issues based upon historical activity and known quality issues if a loss is probable and can be reasonably estimated. Quality returns are accounted for as a reduction of revenue.

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

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Highly liquid investments with maturities greater than three months and less than one year are classified as short-term marketable securities. All other investments with maturities that exceed one year are classified as long-term marketable securities. At December 27, 2015 and December 28, 2014, all of our securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses included as a component of other comprehensive income (OCI) within stockholders’ equity, net of any related tax effect, if such gains and losses are considered temporary. Realized gains and losses on these investments are included in other income (expense), net. Declines in value judged by management to be other-than-temporary and credit related are included in impairment of investments in the statement of operations. Unrealized losses are included in accumulated other comprehensive income (AOCI). For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. For further discussion of our securities please refer to Note 4 Marketable Securities.

Derivatives

In 2015 and 2014, we utilized various derivative financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is our policy to use derivative financial instruments to protect against market risk arising from transactions occurring in normal course of business. The criteria we use for designating an instrument as a hedge is the instrument’s effectiveness in risk reduction. To receive hedge accounting treatment, hedges must be highly effective at offsetting the impact of the hedged transaction.

We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. Changes in the fair value of derivatives are recorded each period in current earnings or AOCI, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. We classify the cash flows from these instruments in the same category as the underlying hedged items. We do not hold or issue derivative instruments for trading or speculative purposes.

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

We used foreign currency forward contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses in 2015 and 2014. These derivatives have twelve month terms and the initial fair value, if any, and the subsequent gains or losses on the change in fair value are reported in earnings within the same statement of operations line as the impact of the foreign currency translation. From time to time, we will also hedge the liability for an expected cash payment in foreign currency. These derivatives have terms that match the expected payment timing. The initial fair value, if any, and the subsequent gains or losses on the change in fair value are reported in earnings within the same statement of operations line as the change in value of the liability due to changes in currency value.

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

Geographic Concentration Risk

In 2015, 2014 and 2013, we generated 43%, 39% and 36%, respectively, of our total revenues in China. Accordingly, our revenue and profitability is subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in this location. Changes in any of these conditions could make it less attractive for us to do business in this location and could have an adverse effect on our financial results.

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

Other Assets

Other assets include mold and tooling costs. Molds and tools are amortized over their expected useful lives, generally three to five years.

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

Our intangible assets are recorded at fair value at the time of their acquisition and are stated within our consolidated balance sheets, net of accumulated amortization and impairments, if applicable. Intangible assets with estimated useful lives are amortized over their estimated useful lives using the economic consumption method if anticipated future revenues can be reasonably estimated; the straight-line method is used when revenues cannot be reasonably estimated. Amortization is recorded as amortization of acquisition-related intangibles within our consolidated statements of operations. Intangible assets with indefinite lives are not amortized, however, they are subject to review for impairment. We review our intangible assets with indefinite lives for impairment annually, as of the last day of the fourth fiscal quarter, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Intangible assets such as trademarks and trade names are generally recorded in connection with a business acquisition. Values assigned to intangible assets are based on our estimates and judgments regarding expectations of the success and life cycle of products and technology acquired.

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

Currencies

Our functional currency for the majority of operations worldwide is the U.S. dollar, with the exception of certain foreign subsidiaries, whose respective local currencies are designated as the functional currency. Accordingly, entities with U.S. dollar functional currencies record gains and losses from translation of foreign currency financial statements in current results. In addition, conversion of foreign currency cash and foreign currency transactions are included in current results. For entities with local currencies designated as the functional currency, translation adjustments that arise due to changes in the exchange rate between the functional currency and the reporting currency over the period are presented as a component of OCI in stockholders’ equity.

Realized foreign currency losses were $3.4 million, $1.9 million and $2.2 million for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively.

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

Accounting for Stock-Based Compensation

Our stock-based compensation programs grant awards which include stock options, RSUs, PUs and DSUs. We charge the estimated fair value of awards against income over the requisite service period, which is generally the vesting period. The fair values of our stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The estimated fair values of the stock options are then expensed over the options’ vesting periods. The fair values of our RSUs, PUs, and DSUs are based on the market value of our stock on the date of grant. The fair values of our PUs with market-based performance metrics are estimated as of the date of grant using a Monte-Carlo simulation model. Compensation expense, net of forfeitures, for RSUs is recognized over the applicable vesting period. We apply an accelerated attribution method to recognize stock-based compensation expense when accounting for our PUs. The number of units reflected as granted represents the target number of shares that are eligible to vest in full or in part and are earned subject to the attainment of certain performance criteria established at the beginning of the performance period. Compensation expense associated with these units is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions until the date results are determined. For PUs with performance metrics that provide for vesting only at the end of the measurement period, related stock-compensation cost is amortized over the performance period on a straight-line basis.

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

Note 3—Fair Value Measurements

The assets and liabilities measured at fair value on a recurring basis include securities and derivatives. Financial instruments classified as Level 1 are securities traded on an active exchange as well as U.S. Treasury, and other U.S. government and agency-backed securities that are traded by dealers or brokers in active over-the-counter markets. Derivatives are classified as Level 2 financial instruments. We do not have any financial instruments classified as Level 3.

The fair value of securities is based on quoted market prices at the date of measurement.

All of our derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For these derivatives, we measured fair value utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. Accordingly, the fair value of these assets are classified as Level 2 within the fair value hierarchy.

The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of December 27, 2015
	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$1.0	$—	$1.0	$—
Liabilities	(4.4)	—	(4.4)	—

	$(3.4)	$—	$(3.4)	$—

Securities
Marketable securities	$2.2	$2.2	$—	$—

	As of December 28, 2014
	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Foreign Currency Derivatives
Assets	$2.8	$—	$2.8	$—
Liabilities	(5.5)	—	(5.5)	—

	$(2.7)	$—	$(2.7)	$—

Securities
Marketable securities	$2.3	$2.3	$—	$—

The fair value of our debt instruments, which are classified as Level 2 liabilities, are carried at amortized cost. The carrying amount of the revolving facility is considered to approximate fair value as the interest rate on the loan is in line with current market rates. Please refer to Note 8 Indebtedness for further information about the credit facility.

	December 27, 2015		December 28, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Long-term debt:
Revolving credit facility	$200.0	$200.0	$200.0	$200.0

Note 4—Marketable Securities

Our marketable securities are categorized as available-for-sale and are summarized as follows:

	As of December 27, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2

Total short-term marketable securities	$0.2	$—	$—	$0.2

Long-term available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$1.7	$0.2	$—	$1.9
Corporate debt securities	0.1	—	—	0.1

Total long-term marketable securities	$1.8	$0.2	$—	$2.0

Our marketable securities are categorized as available-for-sale and are summarized as follows:

	As of December 28, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
Short-term available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total short-term marketable securities	$0.1	$—	$—	$0.1

Long-term available for sale:
U.S. Treasury securities and obligations of U.S. government agencies	$1.8	$0.2	$—	$2.0
Corporate debt securities	0.2	—	—	0.2

Total long-term marketable securities	$2.0	$0.2	$—	$2.2

The estimated fair value and amortized cost of our marketable securities available-for-sale by contractual maturity are summarized as follows:

	As of December 27, 2015
	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$0.2	$0.2
Due after one year through five years	0.7	0.8
Due after five years through ten years	0.7	0.8
Due after ten years	0.4	0.4

	$2.0	$2.2

Note 5—Derivatives

We used derivative instruments in 2015 and 2014 to manage exposures to changes in foreign currency exchange rates. The fair value of these hedges is recorded on the balance sheet. Please refer to Note 3 Fair Value Measurements for further information about the fair value of derivatives. Currencies hedged include the Euro, Japanese yen, Philippine peso, Malaysian ringgit, Korean won, Taiwanese dollar and Chinese yuan. Our objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Foreign Currency Forward Contracts—Hedging Instruments

In 2015 and 2014, we used foreign currency forward contracts to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. We monitor our foreign currency exposures in an effort to maximize the overall effectiveness of our foreign currency hedge positions. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the hedges are 12 months or less as of the end of December 27, 2015.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness did not have a material impact on earnings for the years ended December 27, 2015, December 28, 2014, and December 29, 2013.

Derivative gains and losses included in AOCI are reclassified into earnings at the time the forecasted transaction is recognized. For derivative transactions related to inventory, the effective portion of foreign exchange gains and losses deferred in AOCI is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. We estimate that $3.6 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next twelve months.

The following tables present derivatives designated as hedging instruments:

	As of December 27, 2015				As of December 28, 2014
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts
Derivatives for forecasted revenues	Other current assets	$30.8	$0.7	$0.7	Other current assets	$43.3	$2.7	$2.7
Derivatives for forecasted revenues	Other current liabilities	7.6	(0.1)	(0.1)	Other current liabilities	—	—	—
Derivatives for forecasted expenses	Other current assets	29.1	0.3	0.3	Other current assets	13.7	—	—
Derivatives for forecasted expenses	Other current liabilities	121.0	(4.3)	(4.3)	Other current liabilities	205.2	(5.5)	(5.5)

Total foreign exchange contract derivatives		$188.5	$(3.4)	$(3.4)		$262.2	$(2.8)	$(2.8)

	For the Twelve Months Ended December 27, 2015		For the Twelve Months Ended December 28, 2014
	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)
Derivatives Designated as Hedging Instruments
Total revenue	$5.8	$5.8	$0.9	$0.9
Expenses	(9.4)	(9.4)	5.5	5.5

Net gain (loss) recognized in income	$(3.6)	$(3.6)	$6.4	$6.4

	Gain (Loss) Recognized in OCI for Derivative Instruments (1)
	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
		(In millions)
Foreign exchange contracts	$(0.9)	$(7.1)	$(2.7)

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

Foreign Currency Forward Contracts—Other Derivatives

We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.

The following tables present derivatives not designated as hedging instruments:

	As of December 27, 2015		As of December 28, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)
Derivatives Not Designated as Hedging Instruments
Other current assets	$14.7	$—	$8.5	$0.1
Other current liabilities	5.4	—	20.1	—

Total derivatives, net	$20.1	$—	$28.6	$0.1

	For the Twelve Months Ended December 27, 2015	For the Twelve Months Ended December 28, 2014
	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized In Income
	(In millions)
Derivatives Not Designated as Hedging Instruments
Total revenue	$0.1	$—
Expenses	(2.0)	0.1

Net gain (loss) recognized in income	$(1.9)	$0.1

We net the fair value of all derivative instruments with counter-parties for which a master netting arrangement is utilized. Please refer to Note 2 Summary of Significant Accounting Policies for a description of our derivative instruments under master netting agreements.

The gross amounts of the derivative assets and liabilities are as follows:

	As of December 27, 2015	As of December 28, 2014
	(In millions)
Gross Assets	$1.0	$2.8
Gross Liabilities	—	—

Current Assets	$1.0	$2.8

Gross Assets	$—	$0.1
Gross Liabilities	(4.4)	(5.6)

Current Liabilities	$(4.4)	$(5.5)

Note 6—Financial Statement Details

	Year Ended
	December 27, 2015	December 28, 2014
	(In millions)
Inventories, net
Raw materials	$40.4	$44.0
Work in process	157.6	141.4
Finished goods	106.2	79.5

Total inventories, net	$304.2	$264.9

	Year Ended
	December 27, 2015	December 28, 2014
	(In millions)
Property, plant and equipment
Land and improvements	$17.7	$19.8
Buildings and improvements	284.6	397.5
Machinery and equipment	1,667.4	1,902.4
Construction in progress	52.1	52.1

Total property, plant and equipment	2,021.8	2,371.8
Less accumulated depreciation	1,471.4	1,744.1

Total property, plant, and equipment, net	$550.4	$627.7

Depreciation expense totaled $124.0 million, $129.1 million and $129.7 million for 2015, 2014 and 2013, respectively.

Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. The carrying value of these assets, as of the fourth quarter of 2015, was $15.4 million and is reported in the other current assets line of our statement of financial position. We expect to dispose of these assets within the next twelve months.

	Year Ended
	December 27, 2015	December 28, 2014
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$60.9	$64.0
Accrued interest	0.4	0.3
Taxes payable	12.1	9.0
Restructuring	7.5	30.2
Other	34.7	26.1

Total accrued expenses and other current liabilities	$115.6	$129.6

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
	(in millions)
Other expense, net
Interest expense	$5.7	$6.3	$6.4
Interest income	(0.6)	(0.6)	(0.6)
Other, net	0.3	0.8	3.4

Other expense, net	$5.4	$6.5	$9.2

Note 7—Goodwill and Intangible Assets

We assess the impairment of goodwill on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is subject to an annual impairment test in the fourth quarter of the fiscal year, or more frequently, if indicators of potential impairment arise. In the first quarter of 2015, we reorganized our operating segments. This reorganization required us to assess the impairment of our goodwill and other long-lived assets. The goodwill impairment guidance requires that entities designate reporting units at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. In previous periods, our reporting units were equivalent to our reportable segments and are now consistent with the operating segments described in Note 17 Segments and Geographic Information.

The impairment assessment is based on a combination of the income approach, which estimates the fair value of our reporting units based on a discounted cash flow approach, and/or the market approach which estimates the fair value of our reporting units based on comparable market multiples. The average fair value is then reconciled to our market capitalization with an appropriate control premium. The discount rates utilized in the discounted cash flows in the first quarter of 2015 ranged from approximately 11.5% to 14.0%, reflecting market based estimates of capital costs and discount rates adjusted for a market participant’s view with respect to execution, concentration, and other risks associated with the projected cash flows of the individual segments. The peer companies used in the market approach are primarily the major competitors of each reporting unit. Our valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. In addition, we performed various sensitivity analyses based on several key input variables, which further supported our assessment. If these assumptions differ materially from future results, we may record impairment charges in the future. In the first quarter of 2015, we conducted step one of the quantitative goodwill impairment test as of the first day of fiscal year 2015. After completing step one of the impairment test, we determined that the estimated fair value of one of our goodwill reporting units was less than the carrying value of that reporting unit. In the first quarter of 2015, we wrote off the entire goodwill balance for the reporting unit with an estimated fair value less than the carrying value, which resulted in an impairment loss of $0.6 million. This goodwill reporting unit is included in the Analog Power and Systems Solutions (APSS) reportable segment described in Note 17 Segments and Geographic Information. The remainder of our reporting units with goodwill had fair values substantially in excess of book values. We generally allocated goodwill to the reporting units based on relative fair value of the respective unit.

In the fourth quarter of 2015, we reviewed our goodwill reporting units for impairment. One of our goodwill reporting units, which is included in our APSS reportable segment, performed slightly below expectations in 2015. Therefore, we conducted step one of the quantitative goodwill impairment test for that reporting unit. We elected to assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for the remaining goodwill reporting units. We believe, based on either the qualitative or quantitative assessment, that the fair value of each goodwill reporting unit was greater than its carrying amount, therefore, no further testing was required and there was no goodwill impairment.

The following table presents the carrying amount of goodwill by reportable segment:

	SPS	APSS	SPG	Total
	(In millions)
Balance at December 27, 2015
Goodwill	$219.6	$111.1	$77.7	$408.4
Accumulated impairment losses	(114.5)	(12.8)	(76.6)	(203.9)

	$105.1	$98.3	$1.1	$204.5

Impairment loss	$—	$(0.6)	$—	$(0.6)
Foreign exchange impact	$—	$(4.1)	$—	$(4.1)

Balance at December 28, 2014
Goodwill	$219.6	$115.2	$77.7	$412.5
Accumulated impairment losses	(114.5)	(12.2)	(76.6)	(203.3)

	$105.1	$103.0	$1.1	$209.2

Xsens acquisition	$—	$44.4	$—	$44.4
Foreign exchange impact	$—	$(4.5)	$—	$(4.5)

Balance at December 29, 2013
Goodwill	$219.6	$75.3	$77.7	$372.6
Accumulated impairment losses	(114.5)	(12.2)	(76.6)	(203.3)

	$105.1	$63.1	$1.1	$169.3

The following table presents a summary of acquired intangible assets:

		As of December 27, 2015		As of December 28, 2014
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Identifiable intangible assets:
Developed technology	8-10 years	$260.1	$(248.1)	$261.4	$(245.3)
Customer base	6-10 years	85.7	(80.9)	86.1	(77.4)
Core technology	10-15 years	15.7	(7.4)	15.7	(6.3)
In-process R&D	3-10 years	3.3	(1.2)	3.3	(0.7)
Trademarks and trade names	5 years	0.5	(0.2)	0.5	(0.1)

Total identifiable intangible assets		$365.3	$(337.8)	$367.0	$(329.8)

Amortization expense for intangible assets was $8.4 million, $10.6 million and $15.5 million for 2015, 2014 and 2013, respectively.

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

(In millions)
2016	$8.0
2017	5.5
2018	4.1
2019	3.6
2020	3.1

Note 8—Indebtedness

Our indebtedness consists of the following:

	December 27, 2015	December 28, 2014
	(In millions)
Revolving credit facility borrowings	$200.0	$200.0
Less debt issuance costs (1)	(1.7)	(3.0)
Other debt	0.1	0.1

Total long-term debt	$198.4	$197.1

(1) During the second quarter of 2015, we changed our presentation of debt issuance costs in the balance sheet. Debt issuance costs are reflected as a reduction of the related debt liability rather than as an asset. We applied this change in accounting principle retrospectively. Accordingly all previously reported financial information has been revised. Please refer to Note 1 Background and Basis of Presentation for additional details regarding this accounting policy change.

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

The aggregate principal amount of all incremental facilities cannot exceed $300.0 million. After adjusting for outstanding letters of credit, we have $199.3 million available under the credit facility as of December 27, 2015. This revolving borrowing capacity is available for working capital and general corporate purposes, including acquisitions. We have additional outstanding letters of credit of $0.4 million that do not fall under the credit facility as of December 27, 2015. We also have $4.2 million of undrawn credit facilities at certain foreign subsidiaries as of December 27, 2015. These outstanding letters of amounts do not impact available borrowings under the credit facility.

Our obligations under the facility are guaranteed by certain of our domestic subsidiaries and are secured by a pledge of 100% of the equity interests in our material domestic subsidiaries and 65% of the equity interests of certain of our first-tier non-U.S. subsidiaries. Additionally, the credit agreement contains affirmative and negative covenants that are customary for a senior secured credit agreement of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, dividends, investments, loans, guarantees and transactions with the company’s affiliates. The credit agreement contains only two financial covenants: (i) a maximum leverage ratio of total consolidated indebtedness to adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) for the trailing four consecutive quarters of 3.25 to 1.00 and (ii) a minimum interest coverage ratio of adjusted EBITDA to consolidated interest expense for the trailing four consecutive quarters of at least 3.0 to 1.0. Interest expenses and commitment fees for the facility are determined on a sliding scale and are based upon its then current leverage ratio. Interest expenses range from LIBOR plus 1.25% to a maximum rate of LIBOR plus 2.00% for Eurodollar rate loans. Unused commitment fees are calculated as a percentage of the entire facility and range between .20% at the low end of the range to a maximum rate of 0.35%. At December 27, 2015, we were in compliance with all of our covenants and we expect to remain in compliance.

Aggregate maturities of long-term debt for each of the next five fiscal years and thereafter are as follows:

(In millions)
2016	$—
2017	0.1
2018	—
2019	198.3
2020	—
Thereafter	—

$198.4

Note 9—Commitments and Contingencies

Commitments

We have future commitments to purchase chemicals for certain wafer fabrication facilities. In the event we were to end the agreements, we would be required to pay future minimum payments of approximately $15.3 million. We do not accrue for this liability, as we expect to use these chemicals in the ordinary course of business.

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

There are six outstanding proceedings with Power Integrations.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34.0 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found the company’s infringement to have been willful, and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. The company appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. On March 26, 2013, the court of appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find the company liable for induced infringement. The court also vacated the earlier judgment of willful patent infringement by the company. The full court of appeals and the Supreme Court of the United States have since denied Power Integrations’ request to review the appeals court ruling. Although the appeals court instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, the company believes that damages on the basis of that level of infringing activity would not be material. Accordingly, the company released $12.6 million from its reserves relating to this case during the first quarter of 2013.

POWI 2: On May 23, 2008, Power Integrations filed another lawsuit against the company, Fairchild Semiconductor Corporation and its wholly owned subsidiary, System General Corporation (now named Fairchild (Taiwan) Corporation), in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents asserted in that lawsuit, two were asserted against the company and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, Power Integrations added a fourth patent to this case.

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

Both lawsuits were consolidated and heard together in a jury trial in April of 2012. On April 27, 2012, the jury found that Power Integrations infringed one of the two U.S. patents owned by System General and upheld the validity of both System General patents. In the same verdict, the jury found that the company infringed two of four U.S. patents asserted by Power Integrations and that the company had induced its customers to infringe the asserted patents. (The court later ruled that the company infringed one other asserted Power Integrations patent that the jury found was not infringed.) The jury also upheld the validity of the asserted Power Integrations patents. The verdict concluded the first phase of trial in this case. On June 30, 2014, the court issued an order enjoining Fairchild from making, using, selling, offering to sell or importing into the United States the products found to infringe the Power Integrations patents in the case as well as certain products that were similar to the products found to infringe. Willfulness and damages in the case will be determined in a second phase, which has yet to be scheduled and will occur after appeals of the first phase. The company and Power Integrations have filed appeals from the first phase.

POWI 3: On November 4, 2009, Power Integrations filed another patent infringement lawsuit against the company, Fairchild Semiconductor Corporation and its wholly owned subsidiary, System General Corporation (now named Fairchild (Taiwan) Corporation), in the U.S. District Court for the Northern District of California alleging that several of its products infringe three of Power Integrations’ patents. Fairchild filed counterclaims asserting that Power Integrations infringes two Fairchild patents. A trial was held from February 10-27, 2014 on two Power Integrations’ patents and one Fairchild patent. On March 4, 2014, the jury returned a verdict finding that Fairchild willfully infringed both Power Integrations patents, awarding Power Integrations $105.0 million in damages, and finding that Power Integrations did not infringe the Fairchild patent. Both parties filed various post-trial motions, which were denied by the court with the exception of Fairchild’s motion to set aside the jury’s determination that it acted willfully. On September 9, 2014, the court granted the company’s motion and determined that, as a matter of law, Fairchild’s actions were not willful.

In addition to the ruling on willfulness, the company continued to challenge several other aspects of the verdict during post-trial review. Specifically, the company asserted that the damages award included legal and evidentiary defects that were inconsistent with recent rulings by the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, the trial court ruled that the jury lacked sufficient evidence on which to base its damages award and, consequently, vacated the $105.0 million verdict and ordered a second trial on damages. On February 12, 2015, the court denied Power Integrations’ request to enjoin the Fairchild products that were found to infringe, finding, among other things, that the evidence at trial failed to establish a causal connection between the alleged harm and the alleged infringement. The court ruled that Power Integrations can request an injunction after the second trial on damages. The second damages trial was held in December 2015. On December 17, 2015, a jury returned a verdict awarding Power Integrations $139.8 million in damages. The company has filed a number of post-trial motions challenging the verdict on several grounds, including several that are similar to challenges to the earlier damages verdict in the case. If the current damages award is not thrown out or significantly reduced in post-trial proceedings, the company plans to appeal the current damages award. The company also plans to appeal the 2014 verdict finding that the asserted Power Integrations’ patents were both infringed and valid.

POWI 4: On February 10, 2010, the company and System General Corporation (now named Fairchild (Taiwan) Corporation) filed a lawsuit in Suzhou, China against four Power Integrations entities and seven vendors. The lawsuit claimed Power Integrations violated certain Fairchild/System General patents. In December of 2012, the Suzhou court ruled in favor of Power Integrations and denied the company’s claims. Fairchild appealed the ruling but ultimately withdrew its appeal in the fourth quarter of 2014.

POWI 5: On May 1, 2012, the company sued Power Integrations in the U.S. District Court for the District of Delaware. The lawsuit accuses Power Integration’s LinkSwitch-PH LED power conversion products of violating three of the company’s patents. Power Integrations filed counterclaims of patent infringement against the company, asserting five Power Integrations patents. Of those five patents, the court granted Fairchild summary judgment of no infringement on one, Power Integration voluntarily withdrew a second and was forced to remove a third patent during the trial. Trial in the case began on May 26, 2015. On June 5, 2015, the jury found that Power Integrations induced infringement of Fairchild’s patent rights, and awarded Fairchild $2.4 million in damages. The same jury found that Fairchild did not infringe one of the two remaining Power Integrations patents and found that Fairchild infringed two claims of the last Power Integrations patent, and awarded Power Integrations damages of $0.1 million.

POWI 6: On October 21, 2015, Power Integrations filed another complaint for patent infringement against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation and Fairchild (Taiwan) Corporation in the U.S. District Court for the Northern District of California. The lawsuit alleges certain products infringe two Power Integrations patents. The company is vigorously defending the lawsuit, which is in its earliest stages.

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

Note 10—Stockholders’ Equity

Preferred Stock

Under the company’s restated certificate of incorporation, our board of directors has the authority to issue up to 100,000 shares of $0.01 par value preferred stock, but only in connection with the adoption of a stockholder rights plan. At December 27, 2015 and December 28, 2014, no shares were issued.

Common Stock

The company has authorized 340,000,000 shares of common stock at a par value of $0.01 per share.

Treasury Stock

We account for treasury stock acquisitions using the cost method. At December 27, 2015 and December 28, 2014, we held approximately 28.2 million and 22.4 million treasury shares, respectively. On May 20, 2015, the board of directors authorized the additional repurchase of up to $150.0 million of the company’s common stock. This amount is in addition to the two separate authorizations of $100.0 million disclosed in May 2014 and December 2013, respectively. The repurchase program is currently funded using available cash. During the years ended December 27, 2015 and December 28, 2014, we repurchased 5.8 million shares and 10.1 million shares of common stock, respectively, under repurchase programs for $95.7 million and $142.5 million, respectively, at an average purchase price of $16.54 per share and $14.07 per share, respectively.

Note 11—Income Taxes

Total income tax provision was as follows:

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
	(In millions)
Income tax provision attributable to income before income taxes	$16.0	$47.8	$6.2

Income before income taxes for the years ended December 27, 2015, December 28, 2014, and December 29, 2013 consisted of the following:

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
	(In millions)
Income (loss) before income taxes:
U.S.	$(26.4)	$30.0	$18.1
Foreign	27.3	(17.4)	(6.9)

	$0.9	$12.6	$11.2

Income tax provision (benefit) for the years ended December 27, 2015, December 28, 2014, and December 29, 2013 consisted of the following:

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
	(In millions)
Income tax provision (benefit):
Current:
U.S. federal	$—	$—	$—
U.S. state and local	0.1	0.1	0.1
Foreign	14.3	12.7	10.9

	14.4	12.8	11.0
Deferred:
U.S. federal	1.9	1.8	2.0
U.S. state and local	—	0.4	(0.3)
Foreign	(0.3)	32.8	(6.5)

	1.6	35.0	(4.8)
Total income tax provision (benefit):
U.S. federal	2.0	1.8	2.1
U.S. state and local	—	0.5	(0.3)
Foreign	14.0	45.5	4.4

	$16.0	$47.8	$6.2

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide effective tax rate on income before income taxes is as follows:

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of federal benefit	46.6	(1.8)	(1.5)
Foreign tax rate differential	(1,732.2)	43.3	77.3
Tax credits (generated) or expired	(5.6)	40.3	(34.8)
Foreign withholding taxes	86.4	1.5	(17.5)
Non-deductible expenses	1,002.5	58.4	45.5
Change in valuation allowance	112.6	171.3	(62.4)
Foreign exchange differences	1,747.3	34.9	(7.9)
Deferred charge	90.6	6.2	7.0
Tax rate changes	—	—	14.7
Other	474.9	(10.2)	—

	1,858.1%	378.9%	55.4%

We operate in multiple foreign jurisdictions. We have historically incurred losses from time to time in jurisdictions with lower statutory tax rates than that of the U.S. Losses incurred in foreign jurisdictions with lower tax rates than the U.S. may cause our effective tax rate to increase. In 2015, our effective tax rate was 1858.1% compared to 378.9% for 2014. The primary factor in the increase in effective tax rate was the decrease in company’s profits when compared to 2014. Further contributing to the increase in effective tax rate were the losses incurred in jurisdictions with full valuation allowances against their deferred tax assets. With the ceasing of operations at our Malaysian facility in 2015, the site’s deferred tax asset and valuation allowance attributable to its tax credits were adjusted to reflect the revised carry forward balance as a result of the disposition of its assets. The impact of foreign exchange at several of our Asian manufacturing facilities continued to contribute to the increase in effective rate.

Consistent with prior years and in 2015, a current provision for income taxes was provided for Fairchild Semiconductor Pte. Ltd at the concessionary holiday tax rate of 10% on qualifying income. Fairchild Semiconductor Pte. Ltd is entitled to a concessionary tax rate of 10% through 2019, at which time it will revert to Singapore’s enacted statutory tax rate which is currently 17%.

The tax holidays increased net income by $0.8 million, or less than $0.01 per basic and diluted common share for the year ended December 27, 2015. The tax holidays increased net income by $0.5 million, or less than $0.01 per basic and diluted common share for the year ended December 28, 2014. The tax holidays increased net income by $0.5 million, or $0.01 per basic and diluted common share for the year ended December 29, 2013.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities at December 27, 2015 and December 28, 2014 are presented below:

	Year Ended
	December 27, 2015	December 28, 2014
	(In millions)
Deferred tax assets:
Net operating loss carry-forwards	$43.6	$37.0
Reserves and accruals	39.8	45.8
Tax credit and capital allowance carryovers	65.6	77.5
Plant and equipment	24.7	9.2
Unrealized loss in other comprehensive income	1.1	0.8

Total gross deferred tax assets	174.8	170.3
Valuation allowance	(170.5)	(169.2)

Net deferred tax assets	4.3	1.1
Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	(4.2)	(3.6)
Unrealized gain in other comprehensive income	—	—
Capitalized research expenses and intangibles	(17.5)	(13.2)

Total deferred tax liabilities	(21.7)	(16.8)

Net deferred tax liabilities	$(17.4)	$(15.7)

Net deferred tax assets (liabilities) by jurisdiction are as follows:

	Year Ended
	December 27, 2015	December 28, 2014
	(In millions)
U.S.	$(31.6)	$(29.8)
Europe	(0.5)	(1.0)
Japan	0.4	0.4
China	11.3	13.7
Hong Kong	3.5	2.4
Malaysia	—	(1.6)
Singapore	(0.7)	—
Korea	—	—
Taiwan	0.2	0.2

Net deferred tax liabilities	$(17.4)	$(15.7)

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendment eliminates the guidance requiring an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period and can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have elected early adoption of ASU 2015-17 prospectively. Prior periods will not be restrospectively adjusted.

The deferred tax valuation allowance for the year ended December 27, 2015 and December 28, 2014 was $170.5 million and $169.2 million, respectively.

Gross carry forwards as of December 27, 2015 for foreign tax credits totaled $20.8 million, for research and development credits totaled $26.6 million, for capital loss carry forwards totaled $29.0 million, and for U.S. net operating losses (NOLs) totaled $68.5 million, not including $75.4 million excess tax deductions from shared based payments, the benefit of which would be credited to additional paid in capital. The capital loss carry forwards expire in varying amounts through 2019. The NOLs expire in 2024 through 2035. The foreign tax credits expire in 2016 through 2025. The research and development credits expire in varying amounts through 2035. As of December 27, 2015, the company has NOL carry forwards in Korea of $50.9 million. The Korean NOLs expire in 2022 through 2025.

Our ability to utilize our U.S. net operating loss and credit carry forwards may be limited in the future if the company experiences an ownership change, as defined in the Internal Revenue Code. An ownership change occurs when the ownership percentage of 5% or more stockholders changes by more than 50% over a three year period. In August 1999, the company experienced an ownership change as a result of its initial public offering. This ownership change did not result in a material limitation on the utilization of the loss and credit carry forwards. As of December 27, 2015, we have not undergone a second ownership change.

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized. When it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not likely to be realizable. Realization is based on our ability to generate sufficient future taxable income. A valuation allowance is determined, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In 2005, a full valuation allowance on net U.S. deferred tax assets was recorded and we continue to carry the valuation allowance in 2015 as our trend of evidence does not currently support a release. Until such time that some or all of the valuation allowance is reversed, future income tax expense or benefit in the U.S., excluding any tax expense generated by our indefinite life intangibles, will be offset by adjustments to the valuation allowance to effectively eliminate any income tax expense or benefit in the U.S. Income taxes will continue to be recorded for other tax jurisdictions subject to the need for valuation allowances in those jurisdictions.

As of December 27, 2015, our valuation allowance for U.S. deferred tax assets totaled $114.7 million, which consists of the beginning of the year allowance of $106.9 million, a 2015 charge of $7.5 million to income from operations and a charge of $0.3 million to OCI. The valuation allowance reduces the carrying value of temporary differences generated by capital losses, capitalized research and development expenses, foreign tax credits, reserves and accruals, and NOL carry forwards, which would require sufficient future capital gains and future ordinary income in order to realize the tax benefits. If we are ultimately able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income from continuing operations, additional paid in capital or OCI.

In 2008, a deferred tax asset and full valuation allowance was recorded in the amount of $24.8 million relating to our Malaysian cumulative reinvestment allowance and manufacturing incentives. In 2015, the Malaysian deferred tax asset decreased to $15.2 million. As a result of the closure of our Malaysia manufacturing operations in 2015, a full valuation allowance of $15.2 million remains.

In the fourth quarter of 2014, a full valuation allowance was recorded in the amount of $36.8 million against our net Korean deferred tax assets. In 2015, assessing Korea’s three-year cumulative loss in conjunction with the commencement of the foreign investment zone tax holiday, Korea continues to maintain a full valuation allowance. As of December 27, 2015, our valuation allowance for Korean deferred tax assets totaled $38.5 million.

Deferred income taxes have not been provided for the undistributed earnings of our foreign subsidiaries that are reinvested indefinitely. Deferred income taxes have been provided for the undistributed earnings of our foreign subsidiaries that are part of the repatriation plan, which were immaterial at December 27, 2015. In addition, certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore have and will continue to be part of our repatriation plan. At December 27, 2015, the undistributed earnings of our subsidiaries approximated $325.5 million. The amount of taxes attributable to these undistributed earnings is not practicably determinable.

Authoritative accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. We adopted the current guidance on January 1, 2007. The unrecognized tax benefits at December 27, 2015 and December 28, 2014 total $59.0 million and $59.0 million respectively. Of the total unrecognized tax benefits at December 27, 2015 and December 28, 2014, $3.4 million and $3.4 million, respectively would impact the effective tax rate, if recognized. The remaining unrecognized tax benefits would not impact the effective tax rate, if recognized, as we had a full valuation allowance against our U.S. deferred taxes. The timing of the expected cash outflow relating to the $3.4 million is not reliably determinable at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Beginning Balance	$59.0	$58.9	$58.6
Increases related to prior year tax positions	—	0.1	0.3
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax positions	—	—	—
Settlements	—	—	—

Ending Balance	$59.0	$59.0	$58.9

Our major tax jurisdictions are the U.S. and Korea. For the U.S., we have open tax years dating back to 1999 due to the carryforward of tax attributes. In Korea, we have five open tax years dating back to 2010.

As of December 27, 2015 and December 28, 2014, we had accrued for penalties and interest relating to uncertain tax positions totaling $0.9 million.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The IRS has the right to appeal the U.S. Tax Court Decision. At this time, the U.S. Department of the Treasury has not withdrawn the requirements from its regulations to include stock-based compensation. We have reviewed this case and its impact on Fairchild and concluded that no adjustment to the consolidated financial statements is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

Note 12—Stock-based Compensation

All stock-based awards to employees, including grants of employee stock options, are recognized in the statement of operations based on their fair values at the date of grant.

We grant equity awards under the Fairchild Semiconductor 2007 Stock Plan. In addition, we have occasionally granted equity awards outside our equity compensation plans when necessary.

Fairchild Semiconductor 2007 Stock Plan. Under this plan, officers, employees, non-employee directors, and certain consultants may be granted stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance units (PUs), deferred stock units (DSUs) and other stock-based awards. The plan has been approved by stockholders. The maximum number of shares of common stock that may be issued under the plan is equal to 36,188,118 shares, plus shares available for issuance as of May 2, 2007 under the Fairchild Semiconductor Stock Plan, and shares subject to outstanding awards under the Fairchild Semiconductor Stock Plan as of May 2, 2007 that cease for any reason to be subject to such awards. The maximum life of any option is ten years from the date of grant for incentive stock options and non-qualified stock options. Actual terms for outstanding non-qualified stock options are eight years, although options may be granted under the plan with up to ten-year terms. Options granted under the plan are exercisable at the determination of the compensation committee, generally vesting ratably over four years. PUs are contingently granted depending on the achievement of certain predetermined performance goals. DSUs, RSUs and PUs entitle participants to receive one share of common stock for each DSU, RSU or PU awarded. For RSUs and PUs, the settlement date is the vesting date. For DSUs, the settlement date is selected by the participant at the time of the grant. Grants of PUs generally vest under the plan over a period of three years, and DSUs and RSUs generally vest over a period of three or four years. On May 20, 2015 our stockholders approved an amendment to the plan which reduced the vesting period for equity grants to our nonemployee directors from three years to one year.

The following table presents a summary of our stock options:

	Year Ended
	December 27, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(000’s)		(In years)	(In millions)
Outstanding at beginning of period	448	$14.91
Granted	—	—
Exercised	(150)	11.83
Cancelled and forfeited	(20)	14.25
Expired	(210)	17.85

Outstanding at end of period	68	$12.82	2.9	$0.5

Exercisable at end of period	48	$12.35	1.9	$0.4

The weighted average grant date fair value for stock options granted during the year ended December 29, 2013 was $6.33. We did not grant any stock options in fiscal year 2014. Total intrinsic value for stock options exercised (i.e. the difference between the market price at exercise and the price paid by employees to exercise the award) for 2015, 2014 and 2013, is $1.0 million, $1.2 million and $0.3 million, respectively.

The following table presents a summary of our DSUs for the year ended December 27, 2015:

	Year Ended
	December 27, 2015
	Shares	Weighted Average Grant Date Fair Value
	(000’s)
Outstanding at beginning of period	377	$14.50
Granted	50	20.51
Vested and released	(60)	10.62
Forfeited	—	—

Outstanding at end of period	367	$15.95

The weighted average grant date fair value for DSUs granted during the years ended December 28, 2014 and December 29, 2013 was $12.90 and $13.98, respectively. The total grant date fair value for DSUs vested during the years ended December 27, 2015, December 28, 2014, and December 29, 2013 was $0.6 million, $0.9 million and $0.6 million, respectively. The number and weighted average remaining contractual term for DSUs vested and outstanding is 234,769 units and 1.5 years, respectively as of December 27, 2015.

Our plan documents governing DSUs contain contingent cash settlement provisions upon a change of control. Accordingly, we present previously recorded expense associated with unvested and unsettled DSUs under the balance sheet caption “Temporary equity-deferred stock units”.

The following table presents a summary of our RSUs for the year ended December 27, 2015:

	Year Ended
	December 27, 2015
	Shares	Weighted Average Grant Date Fair Value
	(000’s)
Unvested at beginning of period	4,826	$14.26
Granted	2,272	17.26
Vested	(1,660)	14.58
Forfeited	(939)	14.75

Unvested at end of period	4,499	$15.53

The weighted average grant date fair value for RSUs granted during the years ended December 28, 2014 and December 29, 2013 was $14.16 and $13.94, respectively. The total grant date fair value for RSUs vested during the year ended December 27, 2015, December 28, 2014, and, December 29, 2013 was $24.2 million, $22.5 million and $19.0 million, respectively.

The following table presents a summary of our PUs for the year ended December 27, 2015:

	Year Ended
	December 27, 2015
	Shares	Weighted Average Grant Date Fair Value
	(000’s)
Unvested at beginning of period	1,135	$13.88
Granted	520	17.18
Vested	(376)	13.91
Forfeited	(212)	14.49

Unvested at end of period	1,067	$14.54

The weighted average grant date fair value for PUs granted during the years ended December 28, 2014 and December 29, 2013 was $13.80 and $13.99, respectively. The total grant date fair value for PUs vested during the year ended December 27, 2015, December 28, 2014 and December 29, 2013 was $5.2 million, $5.5 million and $5.0 million, respectively.

For our relative total shareholder return (TSR) performance-based awards, which are based on market performance, the compensation cost is amortized over the performance period on a straight-line basis net of forfeitures, because the awards vest only at the end of the measurement period and the probability of actual shares expected to be earned is considered in the grant date valuation. As a result, the expense is not adjusted to reflect the actual shares earned. We granted 121,250 TSR PUs during fiscal year 2015, which are included in the above table.

Our practice is to issue shares of common stock upon exercise or settlement of options, DSUs, RSUs and PUs from previously unissued shares. For the years ended December 27, 2015, December 28, 2014, and December 29, 2013, $1.8 million, $1.5 million, and $1.1 million respectively, was received from the exercise of stock options.

Valuation and Expense Information

The following table summarizes stock-based compensation expense by financial statement caption, for the years ended December 27, 2015, December 28, 2014 and December 29, 2013.

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
	(In millions)
Cost of Sales	$5.2	$5.3	$4.9
Research and Development	8.8	8.4	7.5
Selling, General and Administrative	16.8	18.9	15.5

	$30.8	$32.6	$27.9

We also capitalized $1.0 million, $1.5 million and $1.0 million of stock-based compensation into inventory for the years ended December 27, 2015, December 28, 2014 and December 29, 2013, respectively. In addition, due to our valuation allowance for U.S. deferred income tax assets, no tax benefit on U.S. based stock compensation expense was recognized in the years ended December 27, 2015, December 28, 2014 and December 29, 2013. No material income tax benefit was recognized by foreign tax jurisdictions for the year ended December 27, 2015, December 28, 2014 and December 29, 2013.

The following table summarizes total compensation cost related to unvested awards not yet recognized and the weighted average period over which it is expected to be recognized as of our year end.

	As of December 27, 2015
	Unrecognized Compensation Cost for Unvested Awards	Weighted Average Remaining Recognition Period
	(In millions)	(In years)
Options	$0.1	1.4
DSUs	0.2	0.8
RSUs	52.3	2.7
PUs	6.0	1.9

The fair value of each DSU, RSU and non-TSR PU is equal to the closing market price of our common stock on the date of grant.

We did not grant any TSR performance-based awards in 2014 or 2013. The fair value of our TSR performance-based awards at the date of grant was estimated using the Monte-Carlo simulation model with the following assumptions:

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Stock price	$17.48	$—	$—
Expected volatility	34.4%	—%	—%
Risk-free interest rate	1.0%	—%	—%
Dividend yield	—%	—%	—%

We did not grant any options during 2015 or 2014. The fair value of each option grant for our stock plans is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Expected volatility	—%	—%	50.1%
Dividend yield	—%	—%	—%
Risk-free interest rate	—%	—%	0.7%
Expected life, in years	—	—	5.33

Stock price. Based on the closing stock price of our common stock as of the grant date.

Expected volatility. We utilize an average of implied volatility and the most recent historical volatility commensurate with the expected life assumption.

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

Note 13—Retirement Plans

We sponsor the Fairchild Personal Savings and Retirement Plan (the “Retirement Plan”), a contributory savings plan which qualifies under section 401(k) of the Internal Revenue Code. The Retirement Plan covers substantially all employees in the U.S. As of January 1, 2007, we provide a discretionary matching contribution equal to 100% of employee elective deferrals on the first 3% of pay that is contributed to the Retirement Plan and 50% of the next 2% of pay contributed. We also maintain a non-qualified Benefit Restoration Plan, under which certain eligible employees who have otherwise exceeded annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. We match employee elective deferrals to the Benefit Restoration Plan on the same basis as the Retirement Plan. Total expense recognized under these plans was $4.8 million, $5.2 million and $5.8 million for 2015, 2014 and 2013, respectively.

We also provide certain former executives with health care benefits in accordance with their respective employment agreements. As of December 27, 2015 and December 28, 2014, we have recognized $2.3 million and $2.4 million, respectively, with respect to these agreements as a liability in the consolidated statements of financial position.

Employees in Korea and Malaysia participate in defined contribution plans. We have funded accruals for these plans in accordance with statutory regulations in each location. Amounts recognized as expense for contributions made under the Korean plan were $7.7 million, $7.0 million and $6.5 million in 2015, 2014 and 2013, respectively and for the Malaysian plan were $1.3 million, $2.2 million and $2.4 million in 2015, 2014 and 2013, respectively.

Employees in the United Kingdom, Italy, Germany, Finland, China, Hong Kong, the Philippines, Japan and Taiwan are also covered by a variety of defined benefit or defined contribution pension plans that are administered consistent with local statutes and practices. The expense under each of the respective plans for 2015, 2014 and 2013 was not material to the consolidated financial statements.

We recognize the over-funded or under-funded status of our defined post retirement plans as an asset or liability in our statement of financial position. We currently have defined benefit pension plans in Germany, the Philippines, and Taiwan. The net funded status for our foreign defined benefit plans was $6.4 million and $8.5 million at December 27, 2015 and December 28, 2014, respectively, and was recognized as a liability in the consolidated statements of financial position. We measure plan assets and benefit obligations as of the date of our fiscal year end.

Note 14—Lease Commitments

Rental expense related to our facilities and equipment at our plants were $16.8 million, $17.9 million and $19.5 million, for 2015, 2014 and 2013, respectively.

Certain facility and land leases contain renewal provisions. Future minimum lease payments under non-cancelable operating leases as of December 27, 2015 are as follows:

Fiscal year	(In millions)
2016	$15.1
2017	12.1
2018	10.9
2019	5.2
2020	4.5
Thereafter	19.9

$67.7

Note 15—Restructuring, Impairments and Other Costs

During the years ended December 27, 2015, December 28, 2014 and December 29, 2013, we recorded restructuring, impairment and other costs, net of releases, of $47.6 million, $49.8 million and $15.9 million, respectively. The detail of these charges is presented in the summary tables below.

2015 Operating Expense Reduction Program

In the third quarter of 2015, we announced a program to reduce operating expenses by approximately $30.0 million to $34.0 million annually. This is a structural change to the operating expense level of the company and the anticipated savings contain no temporary measures. We recorded $12.9 million of employee separation expense in 2015, which represents the full cost of this program. This program is substantially complete as of December 27, 2015.

Prior Year Infrastructure Realignment Programs

The 2014 Infrastructure Realignment Program consists of product line and sales organizational changes, costs associated with streamlining operations creating greater manufacturing flexibility and having a more balanced internal versus external production mix, and other related costs mainly associated with product qualification activities. In 2014, we announced our 2014 Manufacturing Footprint Consolidation Plan. We eliminated our internal 5-inch and significantly reduced 6-inch wafer fabrication lines and rationalized our assembly and test capacity, resulting in the closure of our manufacturing and assembly facilities in West Jordan, Utah and Penang, Malaysia, as well as the remaining 5-inch wafer fabrication lines in Bucheon, South Korea. We ended production at these sites during the third quarter of fiscal year 2015.

In addition to the amounts recorded in the summary below, we expect to incur an additional $1.0 million in qualification costs and an additional $3.0 million in site closure costs to complete this program in fiscal year 2016.

The 2013 Infrastructure Realignment Program includes costs to close the 8-inch line at our Salt Lake wafer fab facility and transfer the manufacturing to the 8-inch lines in Korea and Mountaintop, as well as organizational changes in our mobile product group, manufacturing support organizations, executive management, and sales organizations.

The 2012 Infrastructure Realignment Program includes costs for organizational changes in our sales organization, manufacturing sites and manufacturing support organizations, the human resources function, executive management levels, and certain product lines as well as the termination of an IT systems lease and the final closure of a warehouse in Korea.

The 2011 Infrastructure Realignment Program includes costs for organizational changes in our supply chain management group, the website technology group, the quality organization, and other administrative groups. The 2011 program also includes costs to further improve our manufacturing strategy and changes in certain product lines.

The 2010 Infrastructure Realignment Program includes costs to simplify and realign some activities within one of our segments, costs for the continued refinement of our manufacturing strategy, and costs associated with centralizing our accounting functions.

	Accrual Balance at 12/28/2014	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at 12/27/2015
2014 Infrastructure Realignment Program:
Employee separation costs	$28.7	$6.6	$—	$(0.9)	$(29.6)	$(1.5)	$3.3
Lease termination costs	—	—	2.9	—	(0.1)	(2.8)	—
Asset impairment costs	—	0.4	—	—	(0.4)	—	—
Factory closure costs	0.4	15.1	—	—	(14.3)	—	1.2
Qualification costs	1.1	—	10.6	—	(11.7)	—	—
2015 Operating Expense Reduction Program:
Employee separation costs	—	13.0	—	(0.1)	(9.9)	—	3.0

	$30.2	$35.1	$13.5	$(1.0)	$(66.0)	$(4.3)	$7.5

	Accrual Balance at 12/29/2013	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at 12/28/2014
2011 Infrastructure Realignment Program:
Employee separation costs	$0.3	$—	$—	$(0.2)	$(0.1)	$—	$—
2012 Infrastructure Realignment Program:							—
Employee separation costs	0.2	—	—	—	(0.2)	—	—
Lease termination costs	0.1	—	—	—	(0.1)	—	—
2013 Infrastructure Realignment Program:
Employee separation costs	3.2	0.9	—	(0.4)	(3.7)	—	—
Asset impairment costs	—	0.5	—	—	—	(0.5)	—
Line closure costs	—	2.5	—	—	(2.5)	—	—
Lease termination costs	0.4	0.1	—	(0.2)	(0.3)	—	—
2014 Infrastructure Realignment Program:
Employee separation costs	—	35.3	—	(1.3)	(5.3)	—	28.7
Asset impairment costs	—	1.3	—	—	—	(1.3)	—
Factory closure costs	—	1.2	—	—	(0.4)	(0.4)	0.4
Qualification costs	—	—	8.7	—	(7.6)	—	1.1

	$4.2	$41.8	$8.7	$(2.1)	$(20.2)	$(2.2)	$30.2

	Accrual Balance at 12/30/2012	Restructuring Charges	Other Charges	Reserve Release	Cash Paid	Non-Cash Items	Accrual Balance at 12/29/2013
2010 Infrastructure Realignment Program:
Employee separation costs	$0.2	$—	$—	$—	$(0.2)	$—	$—
2011 Infrastructure Realignment Program:
Employee separation costs	0.6	—	—	—	(0.3)	—	0.3
2012 Infrastructure Realignment Program:
Employee separation costs	2.8	0.1	—	(0.2)	(2.5)	—	0.2
Lease termination costs	0.5	—	—	(0.1)	(0.3)	—	0.1
2013 Infrastructure Realignment Program:
Employee separation costs	—	11.0	—	(0.1)	(7.7)	—	3.2
Asset impairment costs	—	1.6	—	—	—	(1.6)	—
Line closure costs	—	3.0	—	—	(3.0)	—	—
Lease termination costs	—	0.6	—	—	(0.2)	—	0.4

	$4.1	$16.3	$—	$(0.4)	$(14.2)	$(1.6)	$4.2

Note 16—Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are calculated as follows:

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
	(In millions, except per share data)
Net income (loss)	$(15.1)	$(35.2)	$5.0

Weighted average number of common shares outstanding - basic	115.4	121.4	127.2

Effect of dilutive securities:
Stock options and restricted stock units	—	—	1.5

Weighted average number of common shares outstanding - diluted	115.4	121.4	128.7

Basic net income (loss) per share	$(0.13)	$(0.29)	$0.04

Diluted net income (loss) per share	$(0.13)	$(0.29)	$0.04

Anti-dilutive common stock equivalents	2.7	2.6	1.9

Note 17—Segments and Geographic Information

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

We do not specifically identify and allocate all assets by operating segment. It is our policy to fully allocate amortization to our operating segments. Operating segments do not sell products to each other, and accordingly, there are no inter-segment revenues to be reported. The accounting policies for segment reporting are the same as for the company as a whole.

The following table presents selected statement of operations information on reportable segments for 2015, 2014 and 2013.

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
	(In millions)
Revenue and operating income:
SPS
Total revenue	$798.9	$838.2	$793.7
Operating income	172.1	181.8	143.6

APSS
Total revenue	385.2	399.1	413.8
Operating income	58.7	60.3	31.6

SPG
Total revenue	186.1	196.1	197.9
Operating income	41.2	43.8	36.2

Corporate
Restructuring, impairments, and other costs	(47.6)	(49.8)	(15.9)
Acquisition-related costs	(6.5)	—	—
Accelerated depreciation on assets related to factory closures	(8.7)	(6.5)	(8.7)
Inventory write-offs associated with factory closures	(5.5)	—	—
Selling, general and administrative expense	(182.7)	(190.7)	(171.5)
Release of (charge for) litigation	—	(4.4)	12.6
Corporate research and development expense	(14.7)	(15.4)	(7.5)

Total consolidated
Total revenue	$1,370.2	$1,433.4	$1,405.4
Operating income	6.3	19.1	20.4
Other expense, net	5.4	6.5	9.2

Income before income taxes	$0.9	$12.6	$11.2

Revenue from one customer represents approximately 6.0%, 8.0% and 11.4% of our 2015, 2014 and 2013 revenue, respectively. Revenue from this customer is included in all reportable segments revenue.

Amortization of acquisition-related intangibles by reportable operating segment were as follows:

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
	(In millions)
SPS	$1.5	$2.5	$5.9
APSS	6.9	7.5	6.9
SPG	—	0.6	2.7

Total	$8.4	$10.6	$15.5

Geographic revenue information is based on the customer location within the indicated geographic region. Revenue by geographic region was as follows:

	Year Ended
	December 27, 2015	December 28, 2014	December 29, 2013
	(In millions)
Total Revenue:
U.S.	$123.3	$129.0	$126.5
Other Americas	13.7	28.7	28.1
Europe	219.2	215.0	196.8
China	589.2	559.0	505.9
Taiwan	123.3	172.0	154.6
Korea	82.2	71.7	98.4
Other Asia/Pacific	219.3	258.0	295.1

Total	$1,370.2	$1,433.4	$1,405.4

Other Asia/Pacific includes Japan, Singapore, and Malaysia.

Geographic property, plant and equipment balances as of December 27, 2015 and December 28, 2014 are based on the physical locations within the indicated geographic areas and are as follows:

	Year Ended
	December 27, 2015	December 28, 2014
	(In millions)
Property, Plant & Equipment, Net:
U.S.	$131.6	$176.8
Korea	237.4	240.1
Philippines	79.7	66.0
Malaysia	0.1	44.0
China	84.5	93.8
All Others	17.1	7.0

Total	$550.4	$627.7

Note 18—Unaudited Quarterly Financial Information

The following is a summary of unaudited quarterly financial information for 2015 and 2014 (in millions, except per share amounts):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$355.7	$355.2	$342.1	$317.2
Gross margin	108.0	109.8	115.0	105.0
Net income (loss)	1.1	(0.9)	(8.2)	(7.1)
Basic income (loss) per common share	$0.01	$(0.01)	$(0.07)	$(0.06)
Diluted income (loss) per common share	$0.01	$(0.01)	$(0.07)	$(0.06)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$344.1	$371.6	$381.1	$336.6
Gross margin	104.2	124.2	132.8	104.4
Net income (loss)	(9.3)	17.8	(1.0)	(42.7)
Basic income (loss) per common share	$(0.07)	$0.14	$(0.01)	$(0.36)
Diluted income (loss) per common share	$(0.07)	$0.14	$(0.01)	$(0.36)

Note 19—Recently Issued Accounting Standards

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, (ASU 2015-05) Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This ASU clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the impact this guidance may have on our consolidated financial position and results of operations.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in the ASU is not permitted. The adoption of this standard is not expected to have a material effect on our consolidated financial position and results of operations and statements of cash flows.

Note 20—Subsequent Events

We have evaluated subsequent events and did not identify any events that required disclosure as of February 25, 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 27, 2015, the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed and operating effectively as of December 27, 2015 at a reasonable assurance level.

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

Fairchild Semiconductor’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 27, 2015. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that assessment, management believes that, as of December 27, 2015, the company’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of Fairchild’s internal control over financial reporting as of December 27, 2015, and has issued a report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during our year ended December 27, 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

The information regarding our Code of Business Conduct and Ethics set forth under the caption “Governance at Fairchild Semiconductor—Senior Officer Code of Business Conduct and Ethics” appearing in either an amendment to this Annual Report on Form 10-K, or in a definitive proxy statement filed in connection with an annual meeting of stockholders one of which will be filed with the Securities and Exchange Commission not later than 120 days after December 27, 2015 (such Form 10-K amendment or proxy statement, as applicable, the “2016 Part III Disclosure”), is incorporated by reference.

The information regarding directors set forth under the caption “Proposal 1—Election of Directors” or other applicable caption appearing in the 2016 Part III Disclosure, is incorporated by reference.

The information regarding executive officers set forth under the caption “Executive Officers” in Item 1 of this Annual Report on Form 10-K is incorporated by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Part III Disclosure is incorporated by reference.

The information regarding our Audit Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2016 Part III Disclosure is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis and “Director Compensation” in the 2016 Part III Disclosure is incorporated by reference.

The information regarding our Compensation Committee, and its members, as set forth under the heading “Corporate Governance, Board Meetings and Committees” in the 2016 Part III Disclosure is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Stock Ownership by 5% Stockholders, Directors and Certain Executive Officers” in the 2016 Part III Disclosure is incorporated by reference.

The information regarding our equity compensation plans as set forth under the caption “Securities Authorized for Issuance Under Equity Compensation Programs” in Item 5 of this annual report on Form 10-K is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Policies and Procedures for Approval of Related Party Transactions” in the 2016 Part III Disclosure is incorporated by reference.

The information regarding director independence set forth under the caption “Corporate Governance, Board Meetings and Committees” in the 2016 Part III Disclosure is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT’S FEES AND SERVICES

The information set forth under the caption “Independent Registered Public Accounting Firm” included in the 2016 Part III Disclosure is incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. Financial Statements included in this annual report are listed under Item 8.

(2)	Statement Schedules. Financial Statement schedules included in this report are listed under Item 15(b).

(3)	List of Exhibits. See the Exhibit Index in this annual report.

(b)	Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts

Schedule II—Valuation and Qualifying Accounts.

All other schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules are set forth in the financial statements or the notes thereto.

Description	Price Protection	Product Returns	Other Returns and Allowances	Deferred Tax Valuation Allowance	Total
	(In millions)
Balances at December 27, 2015	$26.0	$7.5	$2.7	$170.5	$205.4

Charged to expenses, or revenues	90.8	19.1	0.9	9.5	110.8
Deductions	(84.3)	(18.3)	(3.9)	(8.5)	(106.5)
Charged to other accounts	(0.1)	—	—	0.3	(0.1)

Balances at December 28, 2014	$19.6	$6.7	$5.7	$169.2	$201.2

Charged to expenses, or revenues	68.0	19.1	12.6	36.8	136.5
Deductions	(61.9)	(20.1)	(11.0)	(17.7)	(110.7)
Charged to other accounts	1.2	(1.4)	0.2	2.5	2.5

Balances at December 29, 2013	$12.3	$9.1	$3.9	$147.6	$172.9

Charged to expenses, or revenues	51.8	19.4	11.7	—	82.9
Deductions	(48.2)	(17.6)	(12.8)	(7.9)	(86.5)
Charged to other accounts	—	(0.1)	—	1.0	0.9

Balances at December 30, 2012	$8.7	$7.4	$5.0	$154.5	$175.6

EXHIBIT INDEX

Exhibit No.	Description

2.01	Agreement and Plan of Merger, dated as of November 18, 2015, by and among ON Semiconductor, Falcon Operations Sub, Inc. and Fairchild Semiconductor International, Inc. (29)

3.01(i)	Third Amended and Restated Certificate of Incorporation (26)

3.01(ii)	Bylaws, as amended through November 15, 2015. (29)

10.01	Credit Agreement, dated as of June 26, 2006. (13)

10.02*	Executive Severance Policy. (14)

10.03*	Form of Executive Severance Policy Designation and Agreement (Non-California Employees). (17)

10.04*	Form of Executive Severance Policy Designation and Agreement (California Employees). (17)

10.05	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (3)

10.06	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation. (1)

10.07*	Fairchild Benefit Restoration Plan. (1)

10.08*	Fairchild Incentive Plan. (22)

10.09*	Fairchild Semiconductor International, Inc. 2000 Executive Stock Option Plan. (4)

10.10	Incremental Term Loan Commitment Agreement dated as of May 16, 2008. (19)

10.11*	Fairchild Enhanced Incentive Plan (22)

10.13*	Fairchild Semiconductor International, Inc. Employees Stock Purchase Plan. (25)

10.14*	Non-Qualified Stock Option Agreement, dated December 1, 2004, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (7)

10.15*	Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan dated July 15, 2005, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (9)

10.16*	Fairchild Semiconductor Stock Plan. (11)

10.17*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor Stock Plan. (6)

10.18*	Form of Deferred Stock Unit Agreement under the Fairchild Semiconductor Stock Plan. (6)

10.19*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor Stock Plan. (18)

10.20*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (9)

10.21*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan. (12)

10.22*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 10, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Thompson. (12)

10.23*	Restricted Stock Unit Award Agreement under the Fairchild Semiconductor Stock Plan dated February 27, 2006, between Fairchild Semiconductor International, Inc. and Mark S. Frey. (12)

Exhibit No.	Description

10.24	Employment Agreement, dated as of December 9, 2009 between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation. (21)

10.25	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd. (2)

10.26	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company. (20)

10.27*	Fairchild Semiconductor 2007 Stock Plan. (28)

10.28*	Fairchild Semiconductor Corporation Restated Severance Benefit Plan. (15)

10.29*	Form of Restricted Stock Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (27)

10.30*	Form of Performance Unit Award Agreement under the Fairchild Semiconductor 2007 Stock Plan. (27)

10.31*	Form of Non-Qualified Stock Option Agreement under the Fairchild Semiconductor 2007 Stock Plan. (15)

10.32*	Form of Deferred Stock Unit Agreement for non-employee directors under the Fairchild Semiconductor 2007 Stock Plan. (15)

10.33	Second Amendment to Credit Agreement (18)

10.34*	Long-Term Incentive Compensation Award Agreement dated December 22, 2010 between Mark S. Thompson and Fairchild Semiconductor International, Inc. (23)

10.35	Credit Agreement dated as of May 20, 2011 (24)

10.36*	Fairchild Semiconductor International, Inc. Change in Control Severance Plan. (30)

10.37*	First Amendment, dated as of November 15, 2015, to Employment Agreement, dated as of December 9, 2009, by and among Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation. (29)

14.01	Code of Business Conduct and Ethics. (10)

21.01	List of Subsidiaries.

23.01	Consent of KPMG LLP.

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
(1)	Incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897).
(2)	Incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557).
(3)	Incorporated by reference from Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697).
(4)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000, filed August 16, 2000.
(5)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004, filed May 7, 2004.
(6)	Incorporated by reference from Fairchild Semiconductor International Inc.’s Registration Statement on Form S-8, filed October 7, 2004 (File No. 333-119595).
(7)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 3, 2004.
(8)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005, filed August 5, 2005.
(9)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2005, filed November 4, 2005.
(10)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 17, 2013.
(11)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed May 5, 2006.
(12)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2006, filed May 12, 2006.
(13)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed August 9, 2006.
(14)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 9, 2012.
(15)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007, filed August 9, 2007.
(16)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed December 11, 2007.
(17)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, filed February 28, 2008.
(18)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2010 filed August 4, 2010.
(19)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008, filed on August 8, 2008.
(20)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998.
(21)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s current report on Form 8-K, filed August 15, 2012.
(22)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009, filed on August 7, 2009.
(23)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 26, 2010, filed on February 24, 2011.

(24)	Incorporated by reference from Fairchild Semiconductor International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2011, filed on August 5, 2011.
(25)	Incorporated by reference from Fairchild Semiconductor International, Inc.‘s Report filed on Form 8-K on May 7, 2009.
(26)	Incorporated by reference from Fairchild Semiconductor International Inc.’s current report on Form 8-K filed May 3, 2012.
(27)	Incorporated by reference from Fairchild Semiconductor International Inc.‘s Annual Report on Form 10-K for the fiscal year ended December 30, 2012.
(28)	Incorporated by reference from Fairchild Semiconductor International Inc.’s current report on Form 8-K filed May 8, 2013.
(29)	Incorporated by reference from Fairchild Semiconductor International, Inc.‘s current report on Form 8-K filed November 18, 2015.
(30)	Incorporated by reference from Fairchild Semiconductor International, Inc.‘s Solicitation/Recommendation Statement on Schedule 14D-9, filed December 4, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

/S/ MARK S. THOMPSON
Mark S. Thompson
Chairman, President and Chief Executive Officer

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARK S. THOMPSON Mark S. Thompson	Chairman of the Board of Directors, President and Chief Executive Officer (principal executive officer)	February 25, 2016

/S/ MARK S. FREY Mark S. Frey	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	February 25, 2016

/S/ STEPHANIE A. PARRON Stephanie A. Parron	Corporate Controller	February 25, 2016

/S/ RONALD W. SHELLY Ronald W. Shelly	Director	February 25, 2016

/S/ CHARLES P. CARINALLI Charles P. Carinalli	Director	February 25, 2016

/S/ BRYAN R. ROUB Bryan R. Roub	Director	February 25, 2016

/S/ KEVIN J. MCGARITY Kevin J. McGarity	Director	February 25, 2016

/S/ ANTHONY LEAR Anthony Lear	Director	February 25, 2016

/S/ RANDY W. CARSON Randy W. Carson	Director	February 25, 2016

/S/ TERRY A. KLEBE Terry A. Klebe	Director	February 25, 2016

/S/ CATHERINE P. LEGO Catherine P. Lego	Director	February 25, 2016