Form 10-K/A
period 2015-12-27
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2016-04-25
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-15181

Fairchild Semiconductor International, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	04-3363001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1272 Borregas Avenue, Sunnyvale, CA	94089
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

In accordance with General Instruction G(3) of Form 10-K, this amendment is being filed solely for the purpose of filing the Items comprising Part III of Fairchild Semiconductor International, Inc.’s annual report on Form 10-K for the year ended December 27, 2015.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Director Experience and Qualifications

The nominating and governance committee of our board of directors reviews with the board, on an annual basis, the requisite skills and characteristics of new and existing board members as well as the composition of the board as a whole. This assessment includes members’ independence, as well as consideration of their business and industry experience, skills and areas of expertise, diversity and age, in the context of the needs of the board. The board and the nominating and governance committee then consider these and a variety of other factors in evaluating potential new director candidates and considering incumbent directors for renomination to the board. More specifically, the nominating and governance committee evaluates candidates based on the candidates’ level and diversity of experience and knowledge (including with respect to gender and ethnic diversity, and with specific application to the semiconductor industry and issues relevant to the company), skills, education, reputation and integrity, professional stature and other factors that may be relevant depending on the particular candidate and the need, size and composition of the board at a particular time, including the need to have a broad mixture of skills, experience and perspectives on the board. The board also has determined that it is important to have directors with skills and experience in product design, manufacturing, sales and marketing, finance, international business experience and experience in our customer and application markets. Accordingly, one or more of these factors may be given more weight in a particular case, no single factor would be viewed as determinative, and the committee has not specified any minimum qualifications that the committee believes must be met by any particular nominee. The nominating and governance committee and the board monitor and assess the composition of the board and the commitment to diversity of its members by referring to gender and ethnic diversity in the review and discussion of new director candidates and when assessing the composition of the board. The experience and qualifications included in this section provide the basis for the company’s belief that each director possesses the skills, attributes and expertise necessary to serve as a director.

CHARLES P. CARINALLI, Age 67, became a director in February 2002. He has over 41 years of experience in the semiconductor industry. From 1999 to 2001, he was Chairman and Chief Executive Officer of Adaptive Silicon, Inc., a fabless semiconductor company. From 1996 to 1999 he was President and Chief Executive Officer of Wavespan Corporation. He previously worked in several management and executive positions with National Semiconductor Corporation from 1970 to 1996, including as Senior Vice President and Chief Technical Officer from 1992 to 1996. Mr. Carinalli is also a director of Extreme Networks, Inc. and was previously a director of Atmel Corporation.

As a result of his experience in the semiconductor industry, Mr. Carinalli has significant experience in and an understanding of semiconductor technology, emerging market opportunities, new product development processes and related management and organizational issues, as well as senior executive experience with a large semiconductor manufacturing company. Mr. Carinalli’s public company board experience also contributes to his familiarity with current issues that assists in identifying and addressing governance practices at the company.

RANDY W. CARSON, Age 65, became a director in March 2010. From 2000 to February 2009, Mr. Carson served as Chief Executive Officer of the Electrical Group of Eaton Corporation, a global diversified industrial manufacturer and technology leader in electrical components and systems for power quality, distribution and control. Mr. Carson retired from Eaton in May 2009 following ten years with the company. Prior to Eaton Corporation, Mr. Carson held several executive positions with Rockwell International. Mr. Carson is also a director of Nordson Corporation and was previously a director of Graftech International Ltd.

Mr. Carson has senior executive experience managing large, multi-billion-dollar global businesses, as well as direct experience in important power markets we serve. Mr. Carson’s public company board experience also contributes to his familiarity with current issues that assists in identifying and addressing governance practices at the company.

TERRY A. KLEBE, Age 61, became a director in May 2011. From February 2010 through April 2011, Mr. Klebe served as Vice Chairman of Cooper Industries plc, a multinational manufacturing company with over 100 manufacturing facilities across the globe and businesses that ranged from high technology and software to electrical components and solutions. From November of 2002 to May of 2010, Mr. Klebe served as the Senior Vice President and Chief Financial Officer of Cooper Industries. Prior to his appointment as CFO, Mr. Klebe served in various senior level positions at Cooper Industries including Senior Vice President, Strategic Sourcing and Chief Information Technology Officer. Prior to joining Cooper Industries in 1995, Mr. Klebe was a partner at Ernst & Young LLP. In addition to his role at Cooper Industries, Mr. Klebe formerly served as a director and Chairman of the Audit Committee of the parent company of Apex Tool Group, a global company with $1.5 billion in revenue and operations throughout the world. Mr. Klebe also serves as a trustee of Pneumo Abex Trust.

Mr. Klebe has senior executive experience managing global businesses as well as direct experience in finance, accounting and auditing, global sourcing, mergers and acquisitions, and business systems across a global manufacturing company.

ANTHONY LEAR, Age 68, became a director in September 2008. He was Senior Vice President and Regional Executive of NXP Semiconductors, an international semiconductor manufacturing company, from its spin-off from Philips Semiconductors in October 2006 until his retirement in July 2007. He was previously Senior Vice President and General Manager, Greater China, at Philips Semiconductors from 2003 to 2006. Prior to that, he was Chief Executive Officer of SSMC, a privately held silicon wafer foundry company in Singapore.

Mr. Lear joined Philips Electronics in 1996 as Senior Vice President and General Manager of the semiconductor division in Germany and previously held senior management positions at Seagate Microelectronics, Integrated Power Semiconductors and Texas Instruments. He has served as a director on a number of company boards, including Advanced Semiconductor Manufacturing Ltd. (ASMC), a Shanghai-based public company, and two privately held joint venture companies in China, T3G and Jilin NXP Semiconductor Ltd. Mr. Lear has over 40 years of high-tech and semiconductor industry experience with an extensive background in operations, technology and business strategy management. He has senior executive experience managing large international businesses and direct experience managing businesses in China for an international semiconductor company.

CATHERINE P. LEGO, Age 59, became a director in August 2013. Since 1992, she has been the founder of Lego Ventures LLC, a firm that provides consulting services to early-stage electronics companies in the areas of finance, strategic planning and corporate business development. She was previously the general partner and founder of The Photonics Fund, LLP, an early stage venture capital investment firm focused on investing in components, modules and systems companies for the fiber optics telecommunications market from 1999 to 2009. Ms. Lego was also general partner at Oak Investment Partners, a venture capital firm, from 1981 to 1992. Prior to Oak Investment Partners, she practiced as a Certified Public Accountant with Coopers & Lybrand. Ms. Lego is also a director of SanDisk Corporation and Lam Research Corporation.

Ms. Lego has extensive experience working with advanced technology companies and semiconductor companies specifically. In addition to her finance and venture capital experience, Ms. Lego also has extensive public company experience. She has served on the board of SanDisk from 1989 to 2002 and again from 2004 to the present. She has also been on the board of Lam Research since 2006. She serves as chair of the audit committee at SanDisk. In addition to her current board assignments, she has previously served on the board of directors of ETEC Corporation, a producer of electron beam lithography tools; Uniphase Corporation (presently JDS Uniphase Corporation) and Micro Linear Corporation, a fabless analog semiconductor company.

KEVIN J. McGARITY, Age 70, has been a director since November 2005. From 1988 to 1999, he served as Senior Vice President of Worldwide Marketing and Sales for Texas Instruments Incorporated. In addition, during his career with Texas Instruments, he also had responsibility for global semiconductor information technology and quality, and spent five years based in Europe in a variety of managerial positions. He is currently a consultant to global companies in the semiconductor industry. He was previously a director of Altera Corporation.

Mr. McGarity has experience with and an understanding of international semiconductor businesses generally, and semiconductor sales and marketing specifically. He also is experienced and knowledgeable in high-performing technology-based manufacturing companies. Mr. McGarity’s public company board experience also contributes to his familiarity with current issues that assists in identifying and addressing governance practices at the company.

BRYAN R. ROUB, Age 74, became a director in March 2004. He was Senior Vice President and Chief Financial Officer of Harris Corporation, an international communications equipment and systems company, from 1984 until his retirement in 2006. He was previously Executive Vice President-Finance at Midland-Ross Corporation. Prior to that, he was a member of the audit staff of Ernst & Ernst. He is a past Chairman of Financial Executives International (FEI) and a member of the American Institute of CPAs.

Mr. Roub has significant experience in finance, accounting and auditing matters, from both the business management and public accounting perspectives, as well as senior executive management experience in a large, global manufacturing company.

RONALD W. SHELLY, Age 72, became a director in June 1998. Until his retirement in 1999, he was employed by Solectron Texas, an electronic manufacturing services company, where he served as its President from April 1996 until his retirement. Mr. Shelly has more than 35 years of experience in the semiconductor industry. Prior to joining Solectron, he was employed by Texas Instruments for 30 years, most recently as Executive Vice President of Custom Manufacturing Services.

Through his more than 35 years of experience in the semiconductor industry, Mr. Shelly has significant experience with and an understanding of the management of large, global semiconductor operations, including specifically with respect to manufacturing, logistics and customer service issues and the operational and organizational issues involved.

MARK S. THOMPSON, Age 59, became a director in May 2005. He has been Chief Executive Officer of Fairchild Semiconductor since May 2005 and chairman of the board of directors since May 2008. He has been President of the company since May 2005, except for the period from September 2012 to November 2014. Prior to joining the company in December 2004, Mr. Thompson was Chief Executive Officer of Big Bear Networks, Inc. He was previously Vice President and General Manager of Tyco Electronics, Power Components Division and, prior to its acquisition by Tyco, was Vice President of Raychem Corporation’s Electronics OEM Division. He is also a director of American Science and Engineering, Inc. and was previously a director of Cooper Industries plc.

Mr. Thompson has over 25 years of high-technology industry experience. Mr. Thompson has an understanding of all aspects of the company, including management leadership, strategy development, day-to-day operations, product line management and new product and technology development, manufacturing, customer applications, electronic systems and components, distribution and other sales channels, business processes, international operations and global markets. He also has previous senior management experience in the power electronics industry. Mr. Thompson’s public company board experience also contributes to his familiarity with current issues that assists in identifying and addressing governance practices at the company.

Executive Officers

The following table provides information about our executive officers.

Name	Age	Executive Officer Since	Title
Mark S. Thompson	59	2005	Chairman of the Board of Directors, President and Chief Executive Officer
Mark S. Frey	62	2006	Executive Vice President, Chief Financial Officer and Treasurer
Chris Allexandre	41	2014	Senior Vice President, Worldwide Sales and Marketing
Paul D. Delva	53	2003	Senior Vice President, General Counsel and Corporate Secretary
Steve Fu	51	2015	Senior Vice President and Chief Strategy Officer
Marion Limmer	51	2015	Senior Vice President, Discrete Power Solutions Group
Gaurang Shah	47	2015	Senior Vice President, Analog Power Group
Wei-Chung Wang	50	2015	Senior Vice President, Manufacturing Operations

Mr. Thompson, Mr. Frey, Mr. Delva and Ms. Limmer have each been employed by Fairchild for at least five years. Prior to joining Fairchild in 2012, Mr. Fu was employed by Maxim Integrated Products, Inc. as head of corporate strategy and investments. Prior to joining Fairchild in 2013, Mr. Allexandre was employed by Texas Instruments Incorporated as vice president of sales and applications for Europe, Middle East and Africa. Prior to joining Fairchild in 2013, Mr. Wang was employed by Maxim Integrated Products, Inc. as managing director, foundry management. Prior to joining Fairchild in 2014, Mr. Shah was employed by Texas Instruments Incorporated as a vice president and business unit general manager.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and executive officers, and persons who own more than 10% of the company’s common stock, to file reports of ownership and changes in ownership of the common stock and other equity securities of the company with the Securities and Exchange Commission and the Nasdaq Stock Market. Based solely on our review of the copies of such reports received by the company and any written representations that no other reports were required, we believe that all officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements during 2015, except that one report on Form 4 for Mr. Allexandre, reporting the vesting of 17,500 restricted stock units and the corresponding receipt by Mr. Allexandre of 10,923 shares of common stock (net of shares withheld for taxes), was filed after the applicable filing deadline due to an administrative error by the company, and one report on Form 4 for Mr. Wang, reporting the vesting of 4,000 performance units and the corresponding receipt by Mr. Wang of 2,496 shares of common stock (net of shares withheld for taxes), was filed after the applicable filing deadline due to the fact that he became an executive officer only one day before that deadline and, as a result, filing credentials for Mr. Wang were not obtained, and the filing could not be made, until after the deadline.

Governance at Fairchild Semiconductor – Senior Officer Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our chief executive officer, our chief financial officer and our chief accounting officer. Our Code of Business Conduct and Ethics is posted on our website, as will be any amendments or waivers, and can be accessed by visiting our investor relations website at http://investor.fairchildsemi.com and clicking on “Code of Business Conduct and Ethics” in the “Corporate Governance” section of the right-hand navigation column.

Corporate Governance, Board Meetings and Committees – Audit Committee

The board of directors has a standing audit committee. The current chairman of the audit committee is Mr. Klebe and the other members are Mr. Carson, Mr. Lear and Mr. Roub. Our board of directors has determined that all members of the audit committee satisfy both Nasdaq and SEC standards for independence. The board has also determined that each member of the audit committee is financially sophisticated under current Nasdaq standards and that Mr. Klebe and Mr. Roub qualify as “audit committee financial experts” under applicable SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is a discussion of our 2015 compensation program for the following executive officers named in the Summary Compensation Table below (our “named executive officers” or “NEOs”):

Mark S. Thompson	Chairman, President and Chief Executive Officer

Mark S. Frey	Executive Vice President, Chief Financial Officer and Treasurer

Gaurang Shah	Senior Vice President, Analog Power Group

Chris Allexandre	Senior Vice President, Worldwide Sales and Marketing

Paul D. Delva	Senior Vice President, General Counsel and Corporate Secretary

2015 Financial Results and Compensation Overview

Despite lower revenues from a challenging demand environment, particularly in weaker-than-expected industrial, appliance and consumer end markets and in greater China, Fairchild delivered solid financial performance in 2015 while completing our manufacturing consolidation initiatives. Our financial performance, and its effect on executive compensation, were as follows:

•	we achieved 71% of our goal for adjusted earnings before interest and taxes* (“Adjusted EBIT”), so NEOs received cash incentive awards equal to 71% of their respective annual cash incentive opportunities; and

•	we achieved 55% of our goal for adjusted cash flow from operations net of capital expenditures* (“Adjusted Free Cash Flow”), so NEOs received 55% of the target number of 2015 performance stock units (PUs) available.

The following table provides additional details on our 2015 financial performance compared to our goals at the threshold, target and maximum award levels for the applicable compensation plans:

	50% Goal (Threshold)	100% Goal (Target)	150% Goal (Maximum)	2015 Results
Adjusted EBIT Goals and Performance ($ millions) (applicable to cash incentive award plans)	50	130	200	83.7 (71%)
Adjusted Free Cash Flow Goals and Performance ($ millions) (applicable to performance-based equity incentive plans)	100	225	265	112.1 (55%)

In addition, we believe we continued to improve our equity compensation practices through the development of total shareholder return (“TSR”) equity awards that we granted for the first time in 2015. For more information on these programs, see below under “Elements of Compensation—Equity Incentive Awards.”

Our Executive Compensation Philosophy

Our compensation committee, in consultation with the board, designs, establishes and oversees the company’s executive compensation philosophy and programs. The committee establishes all elements of compensation paid to the CEO and reviews and approves all elements of compensation paid to executive officers, including the NEOs, as well as other other senior executives. Our compensation philosophy is to align executive compensation with the company’s strategic objectives, financial performance and shareholder value. We believe it is in our stockholders’ interests to attract, motivate and retain highly qualified individuals in critical positions by providing competitive compensation opportunities. Most significantly, our compensation philosophy strives to align pay with performance. The committee believes that the performance goals we set for our executive officers should be challenging and aligned with the company’s strategic objectives.

Role of Independent Compensation Consultant

The compensation committee engages Radford Surveys and Consulting (“Radford”), an AON/Hewitt company, as its independent compensation consultant. In its role as independent compensation consultant, Radford participates in committee meetings and provides compensation advice to the committee. In 2015, Radford provided advice and recommendations to the committee on the competitiveness of executive officer compensation levels, whether the committee should make revisions or additions to the company’s peer group, goal metrics and bonus design, the compensation mix between cash and equity, the design of equity awards, including the development and design of the company’s new TSR-based restricted stock units (“TSRs”) in 2015, developments and customary practices in high technology company

*	Adjusted EBIT and Adjusted Free Cash Flow are non-GAAP financial measures. See “Use of Certain Non-GAAP Financial Measures” below.

compensation programs, including change-in-control severance plans, change-in-control retention programs, employment contracts, legislation and regulation affecting executive compensation, and the impact of the global economy on executive compensation and director compensation. This included attending meetings, and providing surveys, data analysis and other compensation related services. Also, the company’s human resources team supplements the work of Radford and the committee. In connection with the company’s agreement to be acquired by ON Semiconductor Corporation in November 2015, Radford advised the committee in connection with the adoption of related executive and non-executive retention awards and programs, the adoption of the Change in Control Severance Plan and related amendments to the company’s employment agreement with Mr. Thompson. For more information, see “—Executive Severance Arrangements,” “Employment Agreements—Mark S. Thompson,” “Potential Payments Upon Termination or Change in Control—Arrangements with Mr. Thompson” and “Potential Payments Upon Termination or Change in Control—Change in Control Severance Plan” below.

Peer Group and Competitive Positioning

The compensation committee reviews each element of executive compensation for NEOs and other executive officers, compared to compensation levels for comparable positions at a peer group of companies. The committee, in consultation with Radford, annually assesses the composition of our peer group to ensure that it generally reflects the employment markets in which the company participates. In 2015, the committee took several factors into consideration in assessing the suitability of the company’s peer group. Specifically, the committee addressed the impact of industry consolidation and increases in peer group market capitalization resulting from increasing equity values. Based on the advice provided by Radford, as well as consideration of the views of proxy advisory firms, the committee determined that it would revise the company’s peer group to focus more on companies with market capitalizations that were more in line with that of the company. As a result, the committee made the following additions and deletions to our peer group during 2015:

Deletions from the Peer Group	Additions to the Peer Group
International Rectifier Corporation (acquired in 2015)	Cirrus Logic, Inc.
Spansion, Inc. (acquired in 2015)	Silicon Laboratories, Inc.
Synaptics, Inc.

As a result, our peer group for 2016 consists of the following 16 companies:

Atmel Corporation	Diodes Incorporated	Microchip Technology, Inc.	Silicon Laboratories, Inc.
Cirrus Logic, Inc.	Intersil Corporation	Microsemi Corporation	Skyworks Solutions, Inc.
Cree, Inc.	Marvell Technology Group, Ltd.	ON Semiconductor Corporation	Synaptics, Inc.
Cypress Semiconductor Corporation	Maxim Integrated Products, Inc.	Qorvo, Inc.	Synopsys, Inc.

In 2015, Radford provided the committee with two sources of market compensation data (we refer to these as the “Radford data”):

•	Public disclosure data from our peer group of companies, comprised mainly of proxy statement data relating to compensation reported by our peer group companies; and

•	Radford survey data for semiconductor and high technology companies.

The compensation committee believes that peer group comparisons and other market compensation data provide important insights and understanding of the market. It further believes that a successful compensation program should afford the committee the flexibility to apply its judgment to respond to changing market conditions and to make some qualitative determinations of individual accomplishments. To that end, the committee does not use the market compensation data rigidly, but rather uses it, together with other considerations, to inform the committee’s judgment in reconciling program objectives with retaining and rewarding valued employees in a dynamic market. The committee considers Radford data and the CEO’s recommendations with respect to the compensation of the other named executive officers. It may also be influenced by factors that vary from year to year. These factors are not based on any specific formula or weighting, but typically include the company’s performance in the prior year, total shareholder return, the executive’s performance, contribution and experience in the prior year and in general, the amount and value of vested and unvested equity held by the executive, equity expense affordability and the company’s current budget for merit-based salary increases. In addition to these factors, the committee also considers the results of our annual advisory vote on executive compensation. The committee believes this process enables it to respond to dynamics in the market and provides it with the flexibility to maintain and enhance our executive officers’ engagement, focus, motivation and enthusiasm based on the committee’s judgment, exercised on the basis of all of the above factors and considered in the light of the company’s operating environment and needs.

Advisory Vote on Executive Compensation

At our annual stockholders’ meeting in 2015, we conducted our annual advisory vote on executive compensation, commonly known as “say-on-pay,” as stated in the Compensation Discussion and Analysis and Summary Compensation Tables of our 2015 Proxy Statement. The results of that advisory vote were as follows:

	Shares Voted	Percentage of Votes Cast
Votes For	98,820,079	96.9%
Votes Against	2,910,213	2.9%
Abstentions	194,723	0.2%
Broker non-votes*	6,926,208

*	Broker non-votes reflect shares that, under applicable stock exchange rules, could not be voted on the proposal because brokers or other nominees holding the shares did not receive voting instructions from beneficial owners suitably in advance of the meeting. Because shares that cannot be voted are considered not legally present and entitled to vote on say-on-pay proposals (although they may be considered present and entitled to vote on other proposals), they are not counted for purposes of the say-on-pay proposal, and thus have no effect in determining whether the say-on-pay proposal is approved. Broker non-votes are included in the table above for the sake of completeness.

In each of the past three years, our compensation programs have received greater than 96% support in say-on-pay voting. While the committee views the results of these advisory votes as an affirmation of our compensation programs, the committee nevertheless continually endeavors to improve the alignment of our plans with company performance. For example, in 2015 the committee modified our equity compensation program for executive officers to incorporate long-term goals contingent upon outperforming the total return of the PHLX Semiconductor Sector Index. For further discussion on these changes to our equity compensation program, see “Elements of Compensation—Equity Incentive Awards” below.

Use of Certain Non-GAAP Financial Measures

With respect to the financial targets used in our compensation plans, the committee has used both Adjusted EBIT and Adjusted Free Cash Flow in 2015 and in previous years and believes that these measures and certain additional metrics provide effective indicators of Fairchild’s operating performance and management effectiveness. Both Adjusted EBIT and Adjusted Free Cash Flow are measures that are not prepared in accordance with generally accepted accounting principles (“non-GAAP financial measures”) which are reconciled to comparable GAAP measures in a manner generally consistent with the manner in which such measures are reconciled in our financial statements. For additional information, see the discussion included in Items 6 and 7 of this annual report on Form 10-K for the year ended December 27, 2015, filed with the SEC on February 25, 2016, and available in the Investor Relations section of our website at https://www.fairchildsemi.com/about/investors/sec-filings/.

Tax Considerations

Section 162(m) of the U.S. Internal Revenue Code imposes a $1 million limit on the deductibility of compensation paid to certain executive officers of public companies, unless the compensation qualifies as “performance-based” compensation under the Internal Revenue Code. While the committee has traditionally considered the tax consequences to the company and its executives in determining appropriate levels of executive compensation, tax considerations have not been the primary driver of the company’s compensation policies. Tax considerations can be complex and are subject to many factors that are beyond the committee’s and the company’s control (such as changes in the tax laws and regulations or interpretations thereof and the timing and nature of various decisions by executives regarding options and other rights). Executive officers receive cash incentive awards, if earned, in the form of incentive bonuses pursuant to our 2007 Stock Plan. Accordingly, cash incentive awards paid to our named executive officers may qualify as performance-based compensation within the meaning of Section 162(m). While the committee believes that the ability to deduct executive compensation is important to our stockholders, it further believes that it is important to retain a certain amount of flexibility in the way it structures compensation programs for our named executive officers. Therefore, while the committee intends to attempt to structure our compensation programs in compliance with the performance-based criteria set forth in Section 162(m) when appropriate, there can be no assurance that all our compensation programs will meet those criteria and be fully deductible.

Stock Ownership Guidelines

Since 2008 we have maintained stock ownership guidelines for our executive officers to help ensure they maintain an equity stake in the company, and by doing so, appropriately link their interests with those of other stockholders. The level of ownership required for each executive officer is listed below. Only owned shares count toward the requirement. Unvested equity awards do not count. An executive officer is required to achieve these stock ownership levels within five years after the first January 1 date following the date he or she becomes an executive officer. Executive officers who are promoted to a higher grade level have five years from the first January 1 date following the date of promotion to achieve the higher ownership level.

Level	Shares
Chief Executive Officer	120,000
Executive Vice President	30,000
Senior Vice President	10,000
Vice President	5,000

As of March 27, 2016, all of our executive officers were in compliance with our stock ownership guidelines.

Elements of Compensation

Compensation for our named executive officers is generally comprised of the following elements:

Base Salary. The committee views base salary as an important retention tool and generally targets the median range of comparable positions among our peer group as provided by Radford. The compensation committee utilizes data it receives from Radford as a guide in determining the base salary of our executive officers. In addition to the Radford data, the committee may take into account certain factors that are specific to the contributions made by an individual executive. Specifically, the committee may determine, in the exercise of its judgment, to reward an individual’s contributions to the company’s success, especially in cases where the committee believes the contribution affects key factors that positively impact shareholder value. In most cases, the committee, in consultation with Radford and (for NEOs other than the CEO) the CEO, weighs the following factors in determining base salary and whether any adjustments to base salary should be made from year to year: (i) the performance of the executive in the preceding year, (ii) the executive’s current base salary relative to the peer group, (iii) Radford’s projection of anticipated increases in the overall market and (iv) the company’s budget for merit-based salary increases. The following table shows our NEOs’ base salaries in 2014 and 2015.

	2014 Base Salary (1) ($)	2015 Base Salary (1) ($)	Percentage Increase
Mark S. Thompson	775,000	775,000	0%
Mark S. Frey	395,565	399,521	1%
Gaurang Shah (2)	375,000	378,750	1%
Chris Allexandre (3)	341,144	334,554	(Note 3)
Paul D. Delva	313,431	322,834	3%

(1)	Base salaries are stated above on an annualized basis. Base salary increases, if any, generally take effect in April of each year. In addition, base salary payments made during a year may reflect payroll periods that do not correspond exactly to the same year. Therefore, for a given year, the annualized base salary shown above may not match the base salary actually paid in that year, as reported in the Summary Compensation Table.
(2)	Mr. Shah joined the company in August 2014.
(3)	In 2014 Mr. Allexandre was based in Europe and paid in euros. The amount shown for Mr. Allexandre for 2014 reflects the U.S. dollar equivalent of his base salary, calculated using an average conversion rate during 2014 of 0.75 euros to 1 U.S. dollar.

Annual Cash Incentive Awards. Our NEOs have an opportunity to earn annual cash incentive awards conditioned on achieving financial performance goals approved by the compensation committee at the beginning of each year. The terms and conditions of these awards, which are granted to executive officers under the incentive bonus provisions of the 2007 Stock Plan, are identical to those applicable to other senior executives and managers under the Enhanced Fairchild Incentive Plan (“EFIP plan”). Both plans utilize the same criteria and performance metrics to determine achievement. Executive officers receive annual cash incentive awards pursuant to the 2007 Stock Plan so that these awards may qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. For more information about the committee’s consideration of the tax deductibility of executive compensation, see “Tax Considerations” above.

The amount of each NEO’s annual cash incentive award in any year is based on a combination of two factors. First, each NEO is assigned an opportunity level expressed as a percentage of the NEO’s base salary. For 2015, these opportunity levels were as follows:

Annual Cash Incentive Award Opportunity Level as % of Base Salary
Mark S. Thompson	150%
Mark S. Frey	90%
Gaurang Shah	70%
Chris Allexandre	70%
Paul D. Delva	60%

Second, at the beginning of each year the compensation committee, in consultation with and based on the advice of Radford and the CEO, establishes a corporate financial performance goal. In 2015, as in prior years, we used Adjusted EBIT as the corporate financial performance goal for annual cash incentive awards. The goal is expressed in terms of three levels: 50% or “Threshold,” 100% or “Target” and 150% or “Maximum.” For 2015, the committee established the following Adjusted EBIT goals:

Goal for Annual Cash Incentive Award	50% Goal (Threshold)	100% Goal (Target)	150% Goal (Maximum)
2015 Adjusted EBIT (in millions)	$50	$130	$200

In addition, for NEOs and other executive officers other than Mr. Thompson, the compensation committee approves individual performance goals, which are also expressed in terms of 50%, 100% and 150% levels. In approving these individual goals, the committee consults with Radford and the CEO.

In February of each year, the compensation committee reviews the company’s financial performance for the preceding fiscal year and determines the extent to which the company achieved the corporate financial performance goal. The committee, in consultation with the CEO, also reviews an assessment of NEOs’ individual performance goal achievement. Following these assessments, each NEO’s achievement percentage is established. This achievement percentage is then multiplied by the NEO’s incentive opportunity level and base salary earned during the year to determine the amount of the award. Cash incentive awards are typically paid in February of the year following the year in which they are earned.

The compensation committee has historically set high thresholds for financial performance goals applicable to cash incentive awards. Over an eight-year period beginning in 2008, the achievement of the corporate financial performance goal applicable to annual cash incentive bonuses has averaged approximately 67%. The following chart displays historical financial goal achievement for our annual cash incentive plans:

Corporate Financial Performance Goal Achievement for Annual Cash Incentive Awards, 2007-2015.

Equity Incentive Awards. We use equity compensation to further align the interests of our NEOs with those of our stockholders. The committee believes that equity-based incentives provide our NEOs with a financial stake in the company’s performance and an incentive to manage the company in the long-term interest of the stockholders. Since 2009, we have transitioned away from the use of traditional stock options, electing instead to use a combination of restricted stock units (“RSUs”) and performance-based awards that we refer to as performance units (“PUs”), structured as follows:

•	Restricted Stock Units or RSUs give recipients the right to receive shares of common stock (one share per unit), subject to vesting that generally occurs in one-quarter increments on each of the first four anniversaries of the grant date, if the recipient remains employed by the company on the respective vesting dates. RSUs are not subject to performance goals. Recipients receive one share of stock per vested RSU promptly following each vesting date. RSUs vest in full upon the occurrence of a change in control, regardless of whether the recipient remains employed following the change in control.

•	Performance Units or PUs give recipients the right to receive shares of common stock (one share per unit), subject to the company’s achievement of a corporate financial performance goal established for the year of grant. We currently use Adjusted Free Cash Flow as the measure for that goal. Recipients receive a target number of PUs on the grant date, typically in early March. After the end of the year, the final number of PUs is determined and can range from 0% to 150% of the target number depending on goal achievement. Granted PUs typically vest in one-third increments on each of the first three anniversaries of the grant date, if the recipient remains employed by the company on the respective vesting dates. Recipients receive one share of stock per vested PU promptly following each vesting date. PUs vest in full upon the occurrence of a change in control, regardless of whether the recipient remains employed following the change in control.

For 2015, the committee established the following Adjusted Free Cash Flow goals for performance units:

	50% Goal (Threshold)	100% Goal (Target)	150% Goal (Maximum)

Adjusted Free Cash Flow Goals (in millions)	$100	$225	$265

RSUs and PUs each employ time-based vesting to incentivize NEOs to create long-term shareholder value. Additionally, time-based vesting enhances employee retention rates. As a general rule, RSUs granted as part of the company’s annual grant have a vesting period of at least four years, and PUs have a vesting period of at least three years.

Total Shareholder Return or “TSR” Awards. While our PU awards have historically been contingent upon the achievement of aggressive annual goals, the compensation committee has endeavored to find a model that measures performance over a longer term, to complement PU awards focused on one-year performance metrics. In 2015, the committee commissioned Radford to help develop an alternative equity award that would provide incentives for long-term performance. In evaluating the alternatives, the committee considered various total shareholder return award models that would provide an incentive for long-term increases in the value of our stock. According to Radford’s data, such awards typically evaluate a company’s stock price performance on either an absolute basis or on a relative basis. While absolute plans focus on a company’s year-over-year performance, relative plans compare the company’s performance to that of a peer group or related index. After detailed analysis and consultation with Radford, the committee decided upon a relative award model that would compare the company’s total stockholder return to the total stockholder return of the PHLX Semiconductor Sector Index (commonly known as the “SOX”) over a three-year period. The SOX is a modified market capitalization-weighted index composed of companies primarily involved in the design, distribution, manufacture and sale of semiconductors.

The committee chose to measure long-term performance on a relative basis for several reasons. First, judging the company’s performance on a relative basis insures that management would only be rewarded if shareholder value increases at a rate that exceeds that of the peer index. In other words, a five percent increase in value may be viewed less favorably when compared to a market that has increased at a rate of eight percent, as compared to a market that has increased by two percent. Accordingly, the committee believes that TSRs should not reward management for stock performance that is less than the index. Second, judging the company’s performance relative to an index enhances the company’s ability to retain quality management since superior performance relative to the index would be rewarded, even in the face of overall market declines. While this does suggest that, under certain circumstances, management will receive equity awards when our stock price decreases, the committee believes that outperforming the index over time provides stockholders with the best indication of management’s effectiveness, when stated in terms of shareholder value.

As with our other incentive awards, including annual cash incentive awards and annual PU grants, we structured our TSRs in terms of 50% “Threshold,” 100% “Target” and 150% “Maximum” performance levels.

How We Determine Incentive Compensation Awards. The committee, in consultation with Radford, begins the process of determining equity awards in October of the preceding year by comparing our equity compensation programs to those of our peer group. Radford prepares a Long-Term Incentive Value Assessment for the committee that allows the committee to target equity compensation around the 50th percentile of our peer group. The committee meets again in December and reviews Radford’s update on market compensation data based on its survey data. The committee then reviews the long-term incentive compensation of each of the company’s NEOs to determine market competitiveness. Based upon this analysis, management presents a preliminary estimated share request to the committee for their consideration.

In reaching a final decision on the amount of equity compensation our executives should receive, the committee takes numerous factors into consideration. As referenced above, market alignment and competitiveness are key factors the committee considers in setting equity compensation levels. In addition to these factors, the committee places significant weight on the dilutive impact equity issuances have on our stockholders. In assessing dilution, the committee considers the annualized effect of equity compensation by analyzing the equity “burn rate” over a one and three year period. Burn rate, in its simplest form, is determined by dividing the projected number of shares to be issued to employees by the weighted average number of shares outstanding. The committee also considers the aggregate impact of all past equity compensation grants by looking at the company’s equity compensation “overhang.” Overhang is determined by dividing all outstanding equity grants and shares available for future grants by the total number of shares outstanding. The resulting percentage provides the committee with insight into the long-term cost of the company’s equity compensation programs over time. In setting the number of equity awards to be granted to a participant, we first determine the total number of shares of stock underlying all awards. Fifty percent of that number is reflected in grants of RSUs, and 50% in grants of PUs. In the case of executive officers, 50% of the PU grant is reflected in TSRs.

Ongoing Equity Compensation Grant Practices. The compensation committee has adopted a written policy for the process of granting equity compensation awards. The committee approves all equity grants to executive officers and has delegated to the CEO and Senior Vice President of Human Resources the ability to make other grants. Our annual equity award cycle occurs promptly after the first board meeting of the year (typically in February) and the compensation committee approves the actual grant date when it meets prior to the board meeting. Equity grants for promotion or retention or to newly hired employees typically occur on the 15th day of the month following the effective date of the promotion, retention or hire, or on one or more other dates specified in advance by the company. If the equity award is a stock option, the exercise price of an option is the closing price of the company’s common stock on the Nasdaq on the date of grant. Our stock plan prohibits the grant of any option with an exercise price lower than the grant date closing price, with one limited exception in the case of grants related to substitute awards in mergers and acquisitions.

The following table provides a year-over-year comparison of RSUs, PUs and TSRs awarded to our named executive officers over the past four years.

	2015 Equity Awards (#)				2014 Equity Awards (#)			2013 Equity Awards (#)		2012 Equity Awards (#)
	TSRs (1)	PUs (2)		RSUs	PUs (2)		RSUs	PUs (2)	RSUs	PUs (2)	RSUs
Mr. Thompson	80,000	70,771	(3)	125,000	163,590	(3)	125,000	165,000	150,000	—	125,000
Mr. Frey	18,750	10,313		37,500	41,625		37,500	49,500	45,000	—	30,000
Mr. Shah (4)	—	16,500		30,000	—		—	—	—	—	—
Mr. Allexandre (4)	12,500	6,875		25,000	27,750		25,000	—	—	—	—
Mr. Delva (4)	10,000	5,500		20,000	22,200		20,000	33,000	30,000	—	—

(1)	In March 2015, the company granted TSRs to all then-appointed executive officers, including Messrs. Thompson, Frey, Allexandre and Delva. Mr. Shah was appointed an executive officer in July 2015, and thus was not an executive officer at the time of those TSR grants. TSRs stated above reflect the number of awards at target.
(2)	Except as described in Note 3 below, performance units (PUs) shown reflect the number of PUs actually granted based on achievement of the PU performance goal for the applicable year. The company achieved 55%, 111% and 110% performance for the PU goal in 2015, 2014 and 2013, respectively. For 2012, all available PUs were forfeited because the minimum performance goal was not achieved.
(3)	PUs shown for Mr. Thompson in 2015 and 2014 include 26,771 PUs and 24,840 PUs, respectively, earned by Mr. Thompson in respect of financial and stock price performance in those years pursuant to Mr. Thompson’s Long-Term Incentive Agreement. Grants of these PU awards were made in March 2016 and March 2015, respectively. For more information on these PUs and Mr. Thompson’s Long-Term Incentive Agreement, see “Employment Agreements—Long-Term Incentive Agreement with Mr. Thompson” below.
(4)	Mr. Shah joined the company in 2014 and was not an NEO in 2014. Mr. Allexandre joined the company in 2013 and was not an NEO in 2013. Mr. Delva was not an NEO in 2012.

Retirement and Other Benefits. We offer all of our U.S.-based employees (including NEOs) a qualified deferred compensation plan in the form of a 401(k) defined contribution plan, which provides for matching contributions equal to 100% of the first 3% of pay contributed to the plan and 50% of the next 2% of pay contributed to the plan. In addition, we offer eligible U.S.-based employees (including NEOs) a nonqualified deferred compensation plan in the form of a non-qualified Benefits Restoration Plan (BRP), in compliance with the Employee Retirement Income Security Act of 1974 (ERISA). Like the 401(k) plan, the BRP provides for matching contributions equal to 100% of the first 3% of pay contributed to the plan and 50% of the next 2% of pay contributed to the plan. Both plans provide participating employees (including NEOs) a tax-advantaged way to save for retirement and enhance our ability to attract and retain key employees. Account balances under each plan are driven by employee and company contributions, but employees make their own investment decisions. Company stock is not an investment option under these plans.

We offer a variety of health and welfare programs to all eligible employees. NEOs generally are eligible for the same benefit programs as other employees. The health and welfare programs are intended to encourage a healthy lifestyle and protect employees against catastrophic loss. Our health and welfare programs include medical, wellness, dental, vision, disability, life insurance and accidental death and dismemberment insurance.

Perquisites and Personal Benefits. We provide NEOs and other executive officers with limited perquisites and other personal benefits, as reflected in the “All Other Compensation” column of the Summary Compensation Table below. The compensation committee believes these perquisites and personal benefits are reasonable and consistent with the company’s overall compensation program, because they better enable the company to attract and retain key employees. The compensation committee reviews and approves perquisites and other personal benefits provided to the executive officers, including NEOs. For all current NEOs, these benefits include the cost of accidental death and dismemberment insurance, long-term care and short-term and long-term disability insurance, executive physicals and relocation benefits. In addition, Mr. Thompson is reimbursed for tax and financial planning, life insurance premiums and certain medical costs.

Executive Severance Arrangements

The committee believes competitive severance benefits are appropriate and necessary to provide employees, including executives and NEOs, with a measure of financial security in the event their employment is terminated without cause, including in the context of a change in control. The committee periodically reviews with Radford the structure, design and compensation levels of our named executive officers’ severance and change in control arrangements, and compares them to peer group and survey data provided by Radford. The committee also considers, in consultation with its advisors, including Radford, more subjective factors which in the committee’s judgment are important in contributing to the effectiveness of executive severance arrangements, such as pre-existing contractual arrangements, the general industry environment and its effect on the likelihood of a change in control, the need to maintain management continuity and stability in times of greater uncertainty which typically accompany a change in control, or the possibility of a change in control, and the likelihood that certain executives would continue to be employed following a change in control. Based on these and other considerations, we maintain the following severance plans and arrangements for NEOs:

•	Our Executive Severance Policy provides severance benefits to designated executives before a change in control, including all executive officers and NEOs other than Mr. Thompson (whose severance benefits are provided under his employment agreement as described below), in the event the executive’s employment is terminated by the company without cause (as defined in the policy). These benefits generally include a lump-sum payment of between nine months’ and one year’s base salary, depending on the rank of the executive, and continuation of medical insurance coverage for the same time period. The policy does not provide for accelerated vesting of unvested equity awards. No benefits are provided under the Executive Severance Policy if the executive voluntarily resigns, regardless of the reason. As a condition to receiving benefits under the policy, the executive must sign a customary release of claims in favor of the company. For more information, see “Potential Payments Upon Termination or Change-in-Control—Executive Severance Policy” below.

•	In connection with our pending acquisition by ON Semiconductor Corporation, which we agreed to on November 18, 2015, we adopted the Change in Control Severance Plan to provide additional protections to certain executives (including all NEOs and other executive officers other than Mr. Thompson) in connection with the ON Semiconductor acquisition or another change-in-control transaction. Under the Change in Control Severance Plan, upon a termination of employment without cause by the company or by the executive for good reason (as those terms are defined in the plan), either of which occurs within 24 months after the change in control, NEOs (other than Mr. Thompson) are entitled to a lump-sum payment equal to the sum of base salary and target annual cash incentive opportunity, plus a prorated annual incentive award at target for the year in which termination occurs. NEOs are also entitled to continued health insurance coverage for 12 months after termination. As a condition to receiving these and other benefits under the plan, the executive must sign a customary release of claims in favor of the company. For more information, see “Potential Payments Upon Termination or Change-in-Control—Change in Control Severance Plan” below.

•	In addition to benefits that may be paid pursuant to the Executive Severance Policy or Change in Control Severance Plan, the 2007 Stock Plan provides that, in the event of a change in control of the company, all outstanding and unvested equity awards, including those held by executive officers and NEOs, will become fully vested, regardless of whether the executive’s employment is affected by the change in control. For more information, see “Potential Payments Upon Termination or Change-in-Control—Change-in-Control Provisions of 2007 Stock Plan” below.

•	Our employment agreement with Mr. Thompson provides severance benefits in the event Mr. Thompson’s employment is terminated by the company without cause or by Mr. Thompson for good reason (as those terms are defined in the agreement). In case of such a termination outside the context of a change in control, Mr. Thompson is entitled to receive two times his annual base salary and target annual incentive opportunity. In the event of a termination of employment up to 6 months before or 12 months after a change in control, Mr. Thompson is entitled to receive three times his annual base salary and target annual incentive opportunity. Mr. Thompson is also entitled to continued health insurance coverage for him and his eligible dependents for two years following the effective date of termination, whether or not a change in control is involved. In connection with our pending acquisition by ON Semiconductor Corporation, we amended Mr. Thompson’s employment agreement to align some of its provisions with those of the Change in Control Severance Plan, including to provide a prorated annual incentive award at target for the year in which termination occurs. See “Potential Payments Upon Termination or Change-in-Control—Arrangements with Mr. Thompson” below.

The foregoing discussion of the relevant provisions of the Executive Severance Policy, the Change in Control Severance Plan, the 2007 Stock Plan, Mr. Thompson’s employment agreement, and the amendment to Mr. Thompson’s employment agreement, do not purport to be complete and are qualified in their entirety by reference to the applicable portions of the discussion below under “Potential Payments Upon Termination or Change-in-Control” as well as to the full text of the respective policies, plan, agreement and amendment, which are included as Exhibits 10.02, 10.36, 10.27, 10.24 and 10.37, respectively, of this annual report on Form 10-K, and which exhibits are incorporated herein by reference.

Processes for Setting Goals and Compensation

Our goal setting process for a given year generally begins in the later months of the preceding fiscal year. During this period, the committee reviews the compensation programs of our peers and the market generally. Radford provides the committee with guidance on the performance metrics that, in the committee’s judgment based on Radford’s input, tend to have the greatest influence on increasing shareholder value. Based on a 2013 study, Radford concluded that more than 70% of our peers utilize performance metrics that focus primarily on income or profitability. Also, approximately half of our peers at that time used some variant of revenue and revenue growth, while a much smaller percentage used earnings per share to measure performance. In addition to the peer group study, Radford also provides guidance on those financial variables believed to favorably impact stock price movement and shareholder value. Finally, Radford conducts an annual analysis of the executive compensation programs of our peer group with the goal of developing a high degree of relative alignment between the company and its peers. In setting performance goals, the committee continually strives to develop goals that are both responsive to evolving market conditions and align executive pay with performance.

The committee’s process for determining other changes in our compensation programs usually begins around the midpoint of the preceding year with a review of market compensation information. The Radford market compensation survey compares our executive compensation policies and practices to those of our specific peer group. In conducting this analysis, Radford merged the data from our specific peer group with general market data compiled for the Radford Survey. Additionally, for 2015, Radford also provided the committee with market insight into the use of TSR performance-based equity awards as a means of measuring management’s long-term performance.

In February of 2015, the compensation committee approved the following annual target compensation for our named executive officers. Assuming target performance, our NEOs had the potential to earn the amounts set forth in the following table for fiscal 2015:

	Base Salary (1)	Annual Cash Incentive Opportunity Level (Target)	Annual Cash Incentive Opportunity at Target (2)	Total Shareholder Return Awards (TSRs) (at Target) (#)(3)	Performance Units (PUs) (at Target) (#) (4)		Restricted Stock Units (RSUs) (#) (5)	Long-Term Incentive Compensation (6)
Mr. Thompson	$775,000	150%	$1,162,500	80,000	80,000		125,000	$1,162,500
Mr. Frey	$399,521	90%	$359,569	18,750	18,750		37,500
Mr. Shah	$378,750	70%	$265,125	—	80,000	(7)	30,000
Mr. Allexandre	$334,554	70%	$234,188	12,500	12,500		25,000
Mr. Delva	$322,834	60%	$193,700	10,000	10,000		20,000

(1)	Reflects annual base salaries approved in February 2015 and effective in April 2015, shown on an annualized basis. Accordingly, amounts shown may not reflect salary amounts actually paid during 2015 as reported in the Summary Compensation Table.
(2)	Reflects base salary (stated on an annualized basis as shown above) multiplied by the NEO’s cash incentive opportunity level at target. Actual cash bonuses are based on the amount of base salary earned during the year multiplied by the level of achievement for Adjusted EBIT, which is the financial performance goal applicable to annual cash incentive awards. The company achieved 71% of its goal for Adjusted EBIT in 2015.
(3)	Reflects total shareholder return awards (TSRs) available at the 100% target level, subject to achieving the performance goal established for TSRs. TSRs vest in full based on achievement of the goal at the end of the three-year measurement period, or earlier upon certain events. Mr. Shah did not receive TSRs in 2015 because he was not an executive officer on the 2015 TSR grant date.
(4)	Reflects performance units (PUs) available at the 100% target level, subject to achieving the financial performance goal established for PUs. The company achieved 55% of that goal in 2015. Accordingly, NEOs received 55% of the number of PUs stated above. PUs vest in one-third increments on each of the first three anniversaries of the grant date, or earlier upon certain events.
(5)	Restricted stock units (RSUs) vest in one-quarter increments on each of the first four anniversaries of the grant date, or earlier upon certain events.
(6)	Reflects the total dollar value of cash and equity compensation that Mr. Thompson could have earned at target for the 2015 measurement period as a result of our financial performance and our stock price performance under the terms of Mr. Thompson’s Long-Term Incentive Agreement. Assumes stock performance multiplier of 1.0. Half of the amount shown would be payable in a deferred cash award, and half in the form of PUs. All cash amounts and PUs granted under Mr. Thompson’s Long-Term Incentive Agreement vested in full and were paid to Mr. Thompson on March 10, 2016. The actual dollar value of cash and equity awards Mr. Thompson received for 2015 was $1,072,987, half of which was paid in cash and half in an award of 26,711 PUs in March 2016. See “ Employment Agreements—Long-Term Incentive Agreement with Mr. Thompson” below.
(7)	Includes a one-time award of 50,000 PUs to Mr. Shah on March 3, 2015, made in connection with his hiring by the company in 2014, which award was subject to the 2015 PU performance goals, and subject to vesting over two years following the grant date, or earlier upon certain events. See “Employment Agreements—Employment Letter with Mr. Shah” below.

Summary Compensation Table

The following table shows the compensation paid to or earned by our named executive officers during the years indicated.

	Year	Salary ($)	Stock Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Mark S. Thompson	2015	780,742	5,457,494	(4)	1,361,870(5)	37,387	7,637,493
Chairman, President and Chief Executive Officer	2014	780,742	3,908,438		1,307,813	38,579	6,035,572
	2013	769,231	4,200,000		581,250	38,431	5,588,912

Mark S. Frey	2015	402,949	1,296,750		254,710	26,763	1,981,172
Executive Vice President, Chief Financial Officer and Treasurer	2014	397,178	1,041,750		265,212	24,219	1,728,359
	2013	381,463	1,260,000		172,820	23,442	1,837,725

Gaurang Shah (6)	2015	378,815	524,400		187,809	15,020	1,106,044
Senior Vice President, Analog Power Solutions

Chris Allexandre (7)	2015	343,486	864,500		163,288	184,065	1,555,339
Senior Vice President, Worldwide Sales and Marketing	2014	333,222	694,500		111,160	2,087	1,140,969

Paul D. Delva	2015	321,854	691,600		136,603	18,408	1,168,465
Senior Vice President, General Counsel and Corporate Secretary	2014	312,475	555,600		140,096	54,343	1,062,514
	2013	302,257	840,000		91,291	34,892	1,268,440

(1)	Amounts in the “Stock Awards” column reflect the estimated grant date fair value of awards made during the applicable year. The company did not grant stock option awards to these NEOs in the years shown. Fair value estimates for RSUs and PUs are based on the closing market price of shares of our common stock on the date of grant. The fair value of each TSR at the date of grant was estimated using the Monte-Carlo simulation model. Fair value estimates for PUs and TSRs reflect target performance achievement levels. The following table shows fair value estimates for PUs and, for 2015, TSRs, at maximum performance achievement levels. TSRs were not granted in 2014 or 2013. Because Mr. Shah was not an NEO at the time of the 2015 TSR grants, he did not receive TSRs in 2015. See Note 12 (Stock-based Compensation) to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K. See also the discussion of PUs and TSRs in “Compensation Discussion and Analysis.”

	2015 ($)		2014 ($)	2013 ($)
	TSRs	PUs	PUs	PUs
Mark S. Thompson	2,097,600	2,097,600	2,604,374	3,150,000
Mark S. Frey	491,625	491,625	781,313	945,000
Gaurang Shah	—	786,600
Chris Allexandre	327,750	327,750	520,875
Paul D. Delva	262,200	262,200	416,700	630,000

(2)	Reflects cash incentive awards paid to NEOs pursuant to the 2007 Stock Plan. In 2015 the company achieved 71% of its Adjusted EBIT goal established for these awards. Accordingly, NEOs received 71% of their opportunity level. Amounts are shown for the year in which the relevant award was earned; award amounts are paid in February of the following year.
(3)	For 2015, “All Other Compensation” consisted of the following components:

	Basic Life Insurance	Basic AD&D	Executive LTC	Executive LTD	401(k) Match	BRP Match	Relocation	Total
Mark S. Thompson	$1,116	$75	$4,957	$1,500	$11,854	$17,885	—	$37,387
Mark S. Frey	$384	$75	$6,544	$1,500	$7,196	$11,064	—	$26,763
Gaurang Shah	$545	$75	—	—	$14,400	—	—	$15,020
Chris Allexandre	$502	$75	—	—	$9,779	—	$173,709	$184,065
Paul D. Delva	$465	$73	$3,758	$1,500	$7,149	$5,463	—	$18,408

(4)	Includes the following stock awards to Mr. Thompson: 80,000 PUs at target, 125,000 RSUs, 80,000 TSRs at target and 26,771 PUs earned in 2015 pursuant to Mr. Thompson’s Long-Term Incentive Agreement. The actual grant of the award of 26,771 PUs occurred in March 2016 and vested in full in March 2016, in accordance with the agreement governing that award. See “Employment Agreements – Long-Term Incentive Agreement with Mr. Thompson” below.

(5)	Reflects cash incentive award of $825,376 and deferred cash award earned pursuant to Mr. Thompson’s Long-Term Incentive Agreement of $536,494, in each case earned for the 2015 measurement period. Amounts are recorded in the year in which the relevant performance measure was achieved. Cash awards under Mr. Thompson’s Long-Term Incentive Agreement, including the award earned for 2015, were paid to Mr. Thompson in March 2016 in accordance with the agreement governing that award. See “Employment Agreements—Long-Term Incentive Agreement with Mr. Thompson” below.
(6)	Mr. Shah joined the company in 2014 and was not an executive officer in 2014.
(7)	In 2014 Mr. Allexandre was based in Europe and paid in euros. Amount shown for Mr. Allexandre for 2014 reflects the U.S. dollar equivalent calculated using an average annual conversion rate for 2014 of 0.75 euros to 1 U.S. dollar. Mr. Allexandre was not an executive officer in 2013.

Fiscal 2015 Grants of Plan-Based Awards

The following table provides information about grants of plan-based awards during 2015 to the executive officers named in the Summary Compensation Table.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (6)			Estimated Future Payouts Under Equity Incentive Plan Awards (PUs and TSRs) (1)			All Other Stock Awards: Number of Shares of	Grant-date Fair Value of Stock
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)(2)	and Option Awards ($)(3)
Mark S. Thompson	3/3/2015 3/3/2015 3/3/2015 3/5/2015	(4)	581,250	1,162,500	1,743,750	40,000 40,000 — —	80,000 80,000 — 24,840	120,000 120,000 — —	— — 125,000 —	1,398,400 1,337,600 2,185,000 435,942
Mark S. Frey	3/3/2015 3/3/2015 3/3/2015		179,784	359,569	539,353	9,375 9,375 —	18,750 18,750 —	28,125 28,125 —	— — 37,500	327,750 313,500 655,500
Gaurang Shah	3/3/2015 3/3/2015 3/3/2015	(5)	132,563	265,125	397,688	15,000 25,000 —	30,000 50,000 —	45,000 75,000 —	— — 30,000	524,400 874,000 524,400
Chris Allexandre	3/3/2015 3/3/2015 3/3/2015		117,090	234,181	351,271	6,250 6,250 —	12,500 12,500 —	18,750 18,750 —	— — 25,000	218,500 209,000 437,000
Paul D. Delva	3/3/2015 3/3/2015 3/3/2015		96,850	193,700	290,551	5,000 5,000 —	10,000 10,000 —	15,000 15,000 —	— — 20,000	174,800 167,200 349,600

(1)	Reflects number of performance units (PUs) granted as part of the annual grant and number of total shareholder return awards (TSRs) granted as part of the annual grant. Except as noted in note 5 and 6 below, PUs vest in one-third increments on the first three anniversaries of the grant date, or earlier in certain events including a change in control. Vested PUs and TSRs result in the delivery of one share per unit promptly following the vesting date. For more information, see “Elements of Compensation—Equity Incentive Awards” above.
(2)	Reflects number of restricted stock units (RSUs) granted as part of the annual grant. RSUs vest in one-quarter increments on the first four anniversaries of the grant date, or earlier in certain events including a change in control. Vested RSUs result in the delivery of one share per unit promptly following the vesting date. For more information, see “Elements of Compensation—Equity Incentive Awards” above.
(3)	Reflects aggregate grant-date fair value of all equity awards (RSUs, PUs and TSRs) computed in accordance with the Stock Compensation Topic of the Accounting Standards Codification. For PUs, assumes achievement of the target performance for 2015. Actual number of PUs granted can be up to 150% of the target amount, depending on corporate financial performance. For TSRs, reflects estimated value using the Monte-Carlo simulation model.
(4)	Reflects award of 24,840 PUs to Mr. Thompson on March 5, 2015, which were earned by Mr. Thompson as a result of 2014 financial and stock price performance under Mr. Thompson’s Long-Term Incentive Agreement. See “Employment Agreements—Long-Term Incentive Agreement with Mr. Thompson” below.
(5)	Reflects one-time award of 50,000 PUs to Mr. Shah on March 3, 2015, made in connection with his hiring by the company in 2014, which award was subject to the 2015 PU performance goals, and subject to vesting over two years following the grant date, or earlier in certain events including a change in control. See “Employment Agreements—Employment Letter with Mr. Shah” below.
(6)	Reflects possible cash incentive awards. See “Elements of Compensation—Annual Cash Incentive Awards” above.

Employment Agreements

We currently have an employment agreement with Mr. Thompson. Mr. Shah’s employment letter provides certain benefits further described below. Otherwise, none of our NEOs or other executive officers,

including Messrs. Frey, Allexandre and Delva, have individual employment, severance or change-in-control agreements with the company. However, our executive officers, including our NEOs (other than Mr. Thompson) are entitled to receive benefits under our Executive Severance Policy and our Change in Control Severance Plan. For further information about these benefits, see “Compensation Discussion and Analysis—Executive Severance Arrangements” above and “Potential Payments Upon Termination or Change-in-Control— Executive Severance Policy” and “—Change in Control Severance Plan” below.

Employment Agreement With Mr. Thompson

On April 6, 2005, we entered into an employment agreement with Mark S. Thompson, our Chairman, President and CEO. Under the agreement, Mr. Thompson receives a base annual salary of at least $707,200 (his current base annual salary is $775,000) and his annual incentive opportunity value at target is 150% of his base salary. The agreement provides for Mr. Thompson to receive a maximum of $15,000 per year in supplemental life insurance premiums, non-reimbursed medical expenses and personal tax and financial planning services.

The agreement provides that, if the company terminates Mr. Thompson’s employment for any reason other than “cause” (as defined in the agreement and discussed below), excluding terminations resulting from his death or disability, or if Mr. Thompson terminates his employment for “good reason” (as defined in the agreement and discussed further below), then we will pay him two times his base salary and target annual cash incentive award amount in effect at the time of termination, and we will provide continued health insurance for Mr. Thompson and his eligible dependents for two years following the termination date. The agreement defines “cause” to include a willful failure to perform duties, willful and gross misconduct that is materially injurious to the company, a willful breach of a material provision of the employment agreement (including its confidentiality and non-competition provisions) and material and willful violations of laws or regulations that are materially and demonstrably injurious to the company. If Mr. Thompson’s employment were terminated for cause, he would not be entitled to any payments or other benefits. In addition, we would have the right to cancel outstanding options and other equity awards and to recapture gains on prior settlements or exercises of equity awards. Under the agreement, “good reason” includes a reduction in base salary or incentive bonus participation level, other than those affecting executives generally, a material reduction in Mr. Thompson’s responsibilities or authority, a significant geographic change in his principal office location, or the failure of the company to nominate Mr. Thompson for re-election to the board of directors.

Mr. Thompson’s employment agreement includes a “double-trigger” payout provision upon the occurrence of a change in control of the company, as defined in Section 12(b) of the 2007 Stock Plan. If a change in control occurs, and the company or its successor terminates Mr. Thompson’s employment for any reason other than cause (but excluding terminations resulting from his death or disability), or Mr. Thompson terminates his employment for good reason, in either case within 6 months before or 12 months after the change in control, we or our successor must pay him three times his base salary and target annual incentive bonus amount in effect at the time of termination, and his stock options, RSUs, PUs, DSUs and other equity awards would vest in full and the options would be exercisable for their remaining terms. Mr. Thompson is required to pay any excise tax that might apply under Sections 280G and 4999 of the Internal Revenue Code. In addition, we have the ability to reduce his severance payments, as specified in his employment agreement, if such a reduction (i) would result in no portion of such payments being subject to the excise tax and (ii) the net amount received by Mr. Thompson (after payment of all taxes by him) is greater than the amount received if the full amount were to be paid and the excise tax applied.

If Mr. Thompson retires or if the company terminates his employment other than for cause, or if Mr. Thompson terminates his employment for good reason, then he will be fully vested in all of his then-outstanding stock options, RSUs, PUs, DSUs and other equity awards granted before December 9, 2009, and any such options would be exercisable for their remaining terms. In addition, in the event of a change in control of the company, Mr. Thompson will become fully vested in all of his then-outstanding stock options, RSUs, PUs, DSUs and other equity awards, whether granted before or after December 9, 2009, under the terms of the 2007 Stock Plan. The agreement prohibits Mr. Thompson from competing with us during, and for one year after, the term of his employment. If Mr. Thompson materially breaches the non-compete agreement, or if we terminate his employment for “cause,” then we may cancel his DSUs, PUs, RSUs, stock options and other equity awards, in whole or in part and whether or not vested, and may require him to repay to us any gains previously earned upon the exercise or payment of such awards.

On December 9, 2009, we amended Mr. Thompson’s employment agreement to reduce the payments we would be required to pay him upon a change-in-control employment termination. Specifically, in the event we are required to pay severance benefits associated with a termination of Mr. Thompson’s employment within 6 months before or 12 months after a change-in-control (as defined in the agreement), Mr. Thompson is responsible for payment of any excise tax that might apply under Sections 280G and 4999 of the Internal Revenue Code. In addition, we have the ability to reduce any such severance payment, as specified in the agreement, if (i) such a reduction would result in no portion of such payment being subject to the excise tax and (ii) the net amount received by Mr. Thompson (after payment of all taxes by him) is greater than the amount received if the full amount were to be paid and the excise tax applied. The amended agreement also provides that Mr. Thompson will be responsible for the payment of all other taxes that may apply to any payments or other benefits he receives. Any equity awards granted to Mr. Thompson after the amendment are governed by the terms and conditions of the company stock plan and award agreements issued pursuant to the plan. If Mr. Thompson’s employment is terminated as a result of his death or disability (whether or not in connection with a change in control), he is not entitled to the payment of severance benefits under the agreement. The 2009 amendment to Mr. Thompson’s employment agreement eliminated any reimbursement for income taxes attributable to such benefits. Mr. Thompson is entitled to five weeks’ paid vacation per year and is entitled to participate in company benefit programs available to senior executives of the company. The agreement prohibits Mr. Thompson from competing with us during, and for one year after, the term of his employment. With respect to awards granted before the 2009 amendment of his employment agreement, Mr. Thompson became retirement-eligible on April 6, 2008, meaning that any equity awards granted before December 2009 vest in full if Mr. Thompson retires (as defined in the agreement) following April 6, 2008.

On November 15, 2015, in connection with the company’s acquisition by ON Semiconductor Corporation, the company and Mr. Thompson agreed to amend Mr. Thompson’s employment agreement to make its terms and conditions consistent with those of the Change in Control Severance Plan in several respects. Specifically, under the amended agreement, if Mr. Thompson’s employment is terminated by the company without cause, or by Mr. Thompson for good reason, in either case within 6 months before or 12 months after the change in control, then, in addition to the severance payments and benefits described above, Mr. Thompson is entitled to receive a prorated payment of his target cash incentive award for the year in which the termination occurs, assuming a 100% payout based on Mr. Thompson’s base salary and target cash incentive level in effect immediately before the termination. The proration would be based on the number of days elapsed in the year of the termination, up to the date of termination, divided by 365. The amended agreement also includes choice-of-law, arbitration, indemnification and release-of-claims terms and conditions consistent with those of the Change in Control Severance Plan.

The foregoing summary of the Mr. Thompson’s employment agreement and amendment to the employment agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the agreement and the amendment, which are included as Exhibits 10.24 and 10.37, respectively, to this annual report on Form 10-K and incorporated by reference herein.

Long-Term Incentive Agreement with Mr. Thompson

On December 22, 2010, we entered into a Long-Term Incentive Compensation Award Agreement (which we refer to as the “Long-Term Incentive Agreement”) with Mr. Thompson, under which we agreed to grant him additional long-term cash and equity incentive awards conditioned on our financial and stock price performance in each of the years from 2011 to 2015, inclusively. For each of those five annual measurement periods, Mr. Thompson was eligible to receive these additional awards if (1) he received an award under the company’s existing cash incentive award program as a result of the company’s achievement of a financial performance goal established for that year and (2) our stock price appreciated in the same year. Any awards granted were subject to 100% cliff vesting at the end of the five-year period (specifically, on March 10, 2016), if Mr. Thompson remained an employee of the company on that date.

The following table sets forth the values of the incentives included in Mr. Thompson’s long-term incentive award agreement. Cash accruals and grants of equity awards (if any) were made in February or March of the respective years following the years shown. In accordance with the agreement, all accrued cash amounts were paid, and all equity awards vested in full, on March 10, 2016.

	2011	2012	2013	2014	2015
Basis of Calculations and Award Opportunity
Annual base salary	$735,000	$750,000	$775,000	$775,000	$775,000
Cash incentive award opportunity level (target)	150%	150%	150%	150%	150%
Cash incentive opportunity at target level	$1,092,075	$1,125,000	$1,162,500	$1,162,500	$1,162,500
Maximum long-term incentive opportunity (1)	$2,480,625	$2,531,250	$2,615,625	$2,615,625	$2,615,625

Financial and Stock Price Performance
Financial performance goal achieved (2)	87%	0%	50%	75%	71%
Cash incentive award earned (3)	$950,105	—	$581,250	$871,875	$825,375
Average stock price per share (4)	$15.78	$13.91	$13.57	$14.82	$17.21
Increase (decrease) vs. prior year (5)	51.9%	(11.8%)	(2.4%)	9.2%	16.1%
Stock performance multiplier (6)	1.5	0	0	1.0	1.3
Total long-term “incentive value” earned (7)	$1,425,159	—	—	$871,875	$1,072,987

Resulting Cash and Equity Awards
Deferred cash portion of award (8)	$712,579	—	—	$435,938	$536,494
Deferred equity portion of award (#PUs granted) (9)	53,417	—	—	24,840	26,771

(1)	Reflects maximum dollar value of long-term incentive award possible for the year in question (including cash and equity components), assuming maximum annual cash incentive award is paid and maximum stock performance multiplier is achieved.
(2)	Reflects company’s Adjusted EBIT goal achievement for the respective years.
(3)	Reflects award amount earned for the respective years shown under the company’s annual cash incentive award program. Award amounts were paid to Mr. Thompson in February of the years following the respective years shown.
(4)	Reflects unweighted average of the closing prices for all trading days for the years shown, determined in accordance with Mr. Thompson’s Long-Term Incentive Agreement.
(5)	Reflects percentage change in the average stock price for the applicable year compared to the average stock price for the preceding year. The percentage change for 2011 was determined by comparing the average stock price for that year to the average stock price for 2010, which was $10.39 per share.
(6)	The “stock performance multiplier,” defined and determined in accordance with Mr. Thompson’s Long-Term Incentive Agreement, is based on the percentage change in the average stock price, as follows:

Percentage Change in Average Stock Price Over Prior Year	Stock Performance Multiplier
Less than or equal to 0%	0
Greater than 0% and less than or equal to 5.0%	0.5
Greater than 5.0% and less than or equal to 10.0%	1.0
Greater than 10.0% and less than or equal to 20.0%	1.0 plus 0.05 for each increment of 100 basis points in excess of 10.0%
Greater than 20.0%	1.5

(7)	Reflects dollar value of cash incentive award paid (if any) multiplied by the stock performance multiplier specified above. This amount is not paid to Mr. Thompson; rather, it serves as the basis for the cash and equity award values determined below.
(8)	Reflects 50% of total incentive value specified above. All deferred cash awards were subject to 100% cliff vesting if Mr. Thompson remained employed on March 10, 2016, and accordingly vested and were paid in full on March 10, 2016.
(9)	Reflects number of performance units (PUs) earned for the applicable year, calculated by taking 50% of the total incentive value specified above, and dividing that amount by the fair market value of our common stock on the date of grant. PU grants were made in March of the year following the respective year stated, coincident with the customary grant date for annual equity awards. Granted PUs were subject to 100% cliff vesting on March 10, 2016 if Mr. Thompson remained employed on that date. Accordingly, all PUs vested in full on March 10, 2016, resulting in the receipt by Mr. Thompson of the underlying shares promptly following that date.

The foregoing summary of Mr. Thompson’s Long-Term Incentive Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which is included as Exhibit 10.34 hereto and incorporated herein by reference.

Employment Letter With Mr. Shah

Mr. Shah, Senior Vice President, Analog Power Group, joined the company in August 2014 and became an executive officer in July 2015. Under Mr. Shah’s employment offer letter dated May 23, 2014, as amended and superseded on June 22, 2015 (which we refer to as Mr. Shah’s “employment letter”), Mr. Shah is entitled to receive an annual base salary of at least $375,000 (his current annual base salary is $378,750) and an annual cash incentive award target opportunity level of 70% of his base salary. Under the employment letter, the company guaranteed a minimum annual cash incentive award of 100% of Mr. Shah’s target opportunity level in respect of the 2014 measurement period, and a minimum award of 50% of Mr. Shah’s target opportunity level in respect of the 2015 measurement period. As further incentives for Mr. Shah to join the company, the company agreed to grant Mr. Shah a one-time signing bonus of $350,000, which is subject to repayment if Mr. Shah voluntarily resigns other than for “good reason” (as defined below) in the first two years of his employment, and one-time equity awards of 150,000 RSUs and 50,000 PUs at target. The one-time RSU award is subject to vesting over four years following the grant date of August 14, 2014. The one-time 50,000 PU award was granted on March 3, 2015, coincident with the 2015 annual grant date, subject to the 2015 financial performance goal applicable to PUs, and subject to vesting over two years following the grant date. Based on the company’s 55% achievement of the 2015 Adjusted Free Cash Flow goal applicable to 2015 annual PU grants, Mr. Shah received 27,500 PUs in respect of this grant. The company also agreed to grant Mr. Shah PUs and RSUs representing a total of at least 50,000 shares of common stock in the regular annual grant process in each of 2015, 2016 and 2017. Mr. Shah is entitled to four weeks of paid vacation per year and to other customary benefits available to executive employees of the company.

Mr. Shah’s employment letter provides severance benefits in the event Mr. Shah’s employment is terminated by the company for any reason other than cause (as defined in the Executive Severance Policy) or by Mr. Shah for good reason. “Good reason” is defined to include a reduction in annual base salary or annual cash incentive opportunity level, a change in rank from senior vice president to vice president or lower, or no longer reporting to the CEO in office, any of which occurs within the first 48 months of Mr. Shah’s employment. In the event of such a termination by the company without cause or by Mr. Shah for good reason, then the company must pay him one year’s base salary and provide continued medical coverage for Mr. Shah and his dependents for one year following the date of termination. In addition, in such a termination event, any of Mr. Shah’s sign-on grants of 150,000 RSUs and 50,000 PUs at target (27,500 PUs as scored based on the company’s financial goal achievement) that are unvested at the time of termination would vest in full. In addition, Mr. Shah would not be required to repay his cash sign-on bonus. For details on the amounts payable to Mr. Shah upon termination or change in control, see “Potential Payments Upon Termination or Change in Control—Arrangements with Mr. Shah” and “—Quantitative Disclosure of Estimated Payments to NEOs Upon Termination or Change in Control” below.

The foregoing summary of Mr. Shah’s employment letter does not purport to be complete and is qualified in its entirety by reference to the full text of the letter, which is included as Exhibit 10.38 hereto and incorporated herein by reference.

Other Executive Officers

Our other executive officers—including Messrs. Frey, Allexandre and Delva—do not have individual employment, severance or change-in-control agreements. However, they and other executive officers are entitled to receive benefits under our Executive Severance Policy, our Change in Control Severance Plan, the 2007 Stock Plan and the Agreement and Plan of Merger with ON Semiconductor Corporation, all as further described below under “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information on all outstanding option and stock awards held by the named executive officers at December 27, 2015. Market value of stock awards is based on a price of $20.03 per share, our closing stock price on December 24, 2015.

Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mark S. Thompson (2)	93,750(3)	1,877,813	—		—
	75,000(4)	1,502,250	—		—
	31,250(6)	625,938	—		—
	125,000(7)	2,503,750	—		—
	92,499(10)	1,852,755	—		—
	24,840(8)	497,545	—		—
	54,998(11)	1,101,610	—		—
	53,417(9)	1,069,943	—		—
	—	—	120,000	(12)	2,403,600
	—	—	120,000	(13)	2,403,600
Mark S. Frey	28,125(3)	563,344	—		—
	22,500(4)	450,675	—		—
	7,500(6)	150,225	—		—
	37,500(7)	751,125	—		—
	27,750(10)	555,833	—		—
	16,498(11)	330,455	—		—
	—	—	28,125	(12)	563,344
	—	—	28,125	(13)	563,344
Gaurang Shah	112,500(14)	2,253,375	—		—
	30,000(7)	600,900	—		—
	—	—	45,000	(12)	901,350
	—	—	75,000	(15)	1,502,250
Chris Allexandre	18,750(3)	375,563	—		—
	18,500(10	370,555	—		—
	25,000(7)	500,750	—		—
	35,000(5)	701,050	—		—
	—	—	18,750	(12)	375,563
	—	—	18,750	(13)	375,563
Paul D. Delva	15,000(3)	300,450	—		—
	15,000(4)	300,450	—		—
	5,000(6)	100,150	—		—
	20,000(7)	400,600	—		—
	14,799(10)	296,424	—		—
	10,998(11)	220,290	—		—
	—	—	15,000	(12)	300,450
	—	—	15,000	(13)	300,450

(1)	Represents RSUs and PUs for which the performance conditions have been satisfied and are hence subject only to time-based vesting. Except as separately footnoted below, all RSUs and DSUs become vested in 25% increments on each of the first four anniversaries of the grant date, and all PUs become vested in one-third increments on each of the first three anniversaries of the grant date.
(2)	Mr. Thompson’s awards vest as described, provided that they may vest earlier upon certain events described in more detail in the section titled “Employment Agreements—Mark S. Thompson.”
(3)	Represents RSUs with a March 3, 2014 grant date.
(4)	Represents RSUs with a March 3, 2013 grant date.
(5)	Represents RSUs with an October 15, 2013 grant date.
(6)	Represents RSUs with a March 1, 2012 grant date.
(7)	Represents RSUs with a March 3, 2015 grant date.
(8)	Represents PUs granted on March 5, 2015. See “Employment Agreements—Long-Term Incentive Agreement with Mr. Thompson.” for more detail.
(9)	Represents PUs granted on March 5, 2012. See “Employment Agreements—Long-Term Incentive Agreement with Mr. Thompson.” for more detail.
(10)	Represents PUs granted on March 3, 2014. Earned PUs were scored at 111% achievement level based upon our 2014 cash flow results goal attainment as certified by the compensation committee at its meeting held on February 2, 2015. All earned PUs become vested in one third increments on each of the first three anniversaries of the original grant date of the awards.
(11)	Represents PUs granted on March 1, 2013. Earned PUs were scored at 110% achievement levels based upon our 2013 cash flow results goal attainment as certified by the compensation committee at its meeting held on January 28, 2014. All earned PUs become vested in one third increments on each of the first three anniversaries of the original grant date of the awards.
(12)	Represents PUs granted on March 3, 2015, assuming achievement of the maximum achievement performance levels for 2015. Based on our actual Adjusted Free Cash results for 2015, Earned PUs were scored at 55% achievement levels as certified by the compensation committee at its meeting held on January 27, 2016. See “FY15 Adjusted PU Results.” All earned PUs become vested in one third increments on each of the first three anniversaries of the original grant date of the awards.

(13)	Represents TSRs granted on March 3, 2015, assuming achievement of the maximum achievement performance levels for 2015.
(14)	Represents RSUs with an August 15, 2014 grant date.
(15)	Represents one-time recruitment PUs with a March 3, 2015 grant date, assuming achievement of the maximum achievement performance levels for 2015. Based on our actual Adjusted Free Cash results for 2015, PUs were scored at 55% achievement levels. Accordingly, Mr. Shah received 27,500 PUs in respect of this award, as scored. See “Compensation Discussion and Analysis—2015 Financial Results and Compensation Overview” above. Mr. Gaurang’s recruitment PUs (as scored) vest in one-half increments on each of the first two anniversaries of the grant date of March 3, 2015.

Fiscal 2015 Stock Vested

The following table provides information about stock vested during fiscal 2015, for the executive officers named in the Summary Compensation Table.

	Stock Awards
Name	Number of Shares Acquired Upon Vesting (#)(1)	Value Realized Upon Vesting ($)
Mark S. Thompson	232,501	4,141,617
Mark S. Frey	66,000	1,175,055
Gaurang Shah	37,500	546,000
Chris Allexandre	33,000	565,990
Paul D. Delva	40,901	729,199

(1)	Represents settlements of RSUs and PUs

Nonqualified Deferred Compensation

We maintain a non-qualified retirement savings plan in the form of a Benefit Restoration Plan (or BRP), under which our named executive officers and certain eligible employees who have otherwise exceeded their annual IRS limitations for elective deferrals can continue to contribute to their retirement savings. Under the BRP, a participant can contribute between 1% and 25% of his or her base salary to the BRP on a pre-tax basis. The company matches employee elective contributions at a rate of 100% of the first 3% of pay that is contributed and 50% of the next 2% of pay contributed. Any amounts contributed to the BRP may be allocated towards various investment funds as directed by the participant. The investment funds available under the BRP mirror the investment options available to all employees who participate in the 401(k) plan. There is no guaranteed investment return with respect to any of the funds. The following table provides information with respect to compensation deferred by our named executive officers in 2015 under the BRP.

	Exec BRP Contributions in 2015($)	Company BRP Contributions in 2015($)	Aggregate Earnings in 2015($)	Aggregate withdrawals in 2015($)	Balance at end of 2015($)
Mark S. Thompson	26,827	17,885	1,463	—	499,906
Mark S. Frey	49,787	11,064	5,071	—	165,025
Gaurang Shah	—	—	—	—	—
Chris Allexandre	—	—	—	—	—
Paul D. Delva	13,658	5,463	(1,662)	—	202,900

(1)	Amounts are the company’s matching contributions to the BRP that are included in amounts reported as compensation to the named executives in the last completed fiscal year in the Summary Compensation Table under the heading “All Other Compensation.”

Potential Payments Upon Termination or Change in Control

Arrangements with Mr. Thompson

Our employment agreement with Mr. Thompson, our Chairman, President and CEO (described in more detail above under “Employment Agreements—Employment Agreement with Mr. Thompson”), provides that, if the company terminates Mr. Thompson’s employment for any reason other than “cause” (but excluding terminations resulting from his death or disability), or if Mr. Thompson terminates his employment for “good reason,” then we will pay him two times his base salary and target annual cash incentive award in effect at the time of termination, and we will provide continued health insurance for Mr. Thompson and his eligible dependents for two years following the termination date. The agreement defines “cause” to include a willful failure to perform duties, willful and gross misconduct that is materially injurious to the company, a willful breach of a material provision of the employment agreement (including its confidentiality and non-competition provisions) and material and willful violations of laws or regulations that are materially and demonstrably injurious to the company. If Mr. Thompson’s employment were terminated under such circumstances, he would not be entitled to any payments or other benefits. In addition, we have the right to cancel outstanding options and other equity awards and to recapture gains on prior settlements or exercises of equity awards if Mr. Thompson is terminated for cause. Under the agreement, “good reason” includes a reduction in base salary or incentive bonus participation level, other than those affecting executives generally, a material reduction in Mr. Thompson’s responsibilities or authority, a significant geographic change in his principal office location, or the failure of the company to nominate Mr. Thompson for re-election to the board of directors.

Mr. Thompson’s employment agreement includes a “double-trigger” severance provision that provides payments and benefits to Mr. Thompson if a change in control occurs, and the company or its successor terminates Mr. Thompson’s employment for any reason other than cause (but excluding terminations resulting from his death or disability), or Mr. Thompson terminates his employment for good reason, in either case within 6 months before or 12 months after the change in control. If such a termination occurs, we or our successor must pay Mr. Thompson three times his base salary and annual cash incentive award in effect at the time of termination, and any unvested stock options, RSUs, PUs, TSRs and other equity awards outstanding at the time of termination would vest in full, and any outstanding options would be exercisable for their remaining terms. Mr. Thompson is required to pay any excise tax that might apply under Sections 280G and 4999 of the Internal Revenue Code. We must reduce his severance payments, in the manner specified in the agreement, if such a reduction (i) would result in no portion of such payments being subject to the excise tax and (ii) the net amount received by Mr. Thompson (after payment of all taxes by him) is greater than the amount received if the full amount were to be paid and the excise tax applied.

If Mr. Thompson “retires” (as defined in the agreement to mean voluntarily resigning without engaging in full-time employment with a for-profit business enterprise) or if the company terminates his employment other than for cause, or if Mr. Thompson terminates his employment for good reason, then he will be fully vested in any unvested stock options, RSUs, PUs and other equity awards granted before December 9, 2009 and outstanding at the time of such retirement or termination, and any such options would be exercisable for their remaining terms. In addition, under the terms of the 2007 Stock Plan, in the event of a change in control of the company, all holders of equity awards under the plan, including Mr. Thompson and other executive officers, would become fully vested in any unvested stock options, RSUs, PUs and other equity awards outstanding at the time of such change in control. Mr. Thompson’s employment agreement prohibits Mr. Thompson from competing with us during, and for one year after, the term of his employment. If Mr. Thompson materially breaches the non-compete agreement, or if we terminate his employment for cause, then we may cancel any stock options, PUs, RSUs, TSRs and other equity awards, in whole or in part and whether or not vested, and may require him to repay to us any gains previously earned upon the exercise or payment of such awards.

On November 15, 2015, the company amended its employment agreement with Mr. Thompson to conform to certain provisions of the company’s Change in Control Severance Plan. In material part, the amendment provides that if, within 6 months before or 12 months following a change in control, Mr. Thompson’s employment is terminated without cause by the company or for good reason by him, then, in addition to the payments and benefits to which Mr. Thompson is already entitled under his employment agreement, Mr. Thompson also would be entitled to a prorated annual incentive award for the year of termination (determined assuming achievement of target performance) and the payment of any annual incentive that has been earned but not yet paid in respect of any performance period that has concluded as of his termination of employment.

The foregoing summary of Mr. Thompson’s employment agreement and amendment to the employment agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the agreement and the amendment, which are included as Exhibits 10.24 and 10.37, respectively, to this annual report on Form 10-K and incorporated by reference herein.

Arrangements with Mr. Shah

Mr. Shah’s employment letter (described in more detail above under “Employment Agreements—Employment Letter With Mr. Shah”) provides severance benefits in the event Mr. Shah’s employment is terminated by the company for any reason other than cause (as defined in the Executive Severance Policy) or by Mr. Shah for good reason. “Good reason” is defined in Mr. Shah’s employment letter to include a reduction in annual base salary or annual cash incentive opportunity level, a change in rank from senior vice president to vice president or lower, or Mr. Shah no longer reporting to the CEO in office, any of which occurs within the first 48 months of Mr. Shah’s employment. In the event of such a termination by the company without cause or by Mr. Shah for good reason, then the company must pay Mr. Shah one year’s base salary and provide continued medical coverage for Mr. Shah and his dependents for one year following the date of termination. In addition, in such a termination event, any of the 150,000 RSUs and 50,000 PUs at target (27,500 PUs as scored based on the company’s financial goal achievement) that we granted to Mr. Shah in connection with his hiring in 2014 that are unvested at the time of termination would vest in full. The foregoing summary of the severance arrangements included in Mr. Shah’s employment letter does not purport to be complete and is qualified in its entirety by reference to the full text of the letter, which is included as Exhibit 10.38 hereto and incorporated herein by reference.

Mr. Shah is a participant in the Change in Control Severance Plan, which by its terms supersedes the terms of Mr. Shah’s employment letter (with respect to the subject matter of the plan) in the event of a termination of Mr. Shah’s employment—either by the company for any reason other than cause or by Mr. Shah for good reason (as cause and good reason are defined in the Change in Control Severance Plan)—within 24 months following a change in control. For more information, see “Change in Control Severance Plan” below.

Arrangements with Other Executive Officers

Our other executive officers—including Messrs. Frey, Allexandre and Delva—do not have individual employment, severance or change-in-control agreements. However, they and other executive officers are entitled to receive benefits under our Executive Severance Policy and our Change in Control Severance Plan, as described below. In addition, their outstanding equity awards are subject to full vesting in the event of a change in control, in accordance with the 2007 Stock Plan, as further described below. Also, their outstanding equity awards are subject to conversion to cash under the Agreement and Plan of Merger we entered into with ON Semiconductor Corporation on November 18, 2015, as further described below.

Executive Severance Policy

We have an Executive Severance Policy that provides severance benefits for certain designated executives at and above the management director level, including our executive officers other than Mr. Thompson and including Messrs. Frey, Allexandre and Delva, if their employment were to be terminated by the company for reasons other than cause, as defined in the policy. (Certain aspects of the policy apply to Mr. Shah under the terms of his employment letter. See “Employment Agreements—Employment Offer with Mr. Shah” above.) To be covered under the executive severance policy, an executive must be designated as a participant by the CEO and must agree to all of the terms and conditions under the policy, including (where legally enforceable) to a covenant not to compete against the company during and for one year following employment. The executive also must agree to release the company from any claims relating to the executive’s employment or termination in order to receive severance payments under the policy.

The Executive Severance Policy defines “cause” as a willful breach or habitual neglect of duties, acts of dishonesty, malfeasance or misappropriation, willful misconduct, fraud, embezzlement, bad faith, misrepresentation, or other acts of moral turpitude that would prevent the effective performance of the executive’s duties to the company or result in the executive’s personal profit, or any act or omission in the course of the executive’s employment with the company that materially injures the business or reputation of the company. If an executive’s employment is terminated by the company for any reason other than cause, then the executive is entitled to receive an amount equal to the executive’s base compensation for a specified time period, depending on the executive’s job grade at the time of such termination. For Messrs. Frey, Delva, Allexandre and Shah, this period is 12 months. In addition, upon any such termination event, the company must provide continued health insurance coverage for the executive and his or her eligible dependents for the same time period as indicated above. Benefits are not provided under the policy in the event of terminations resulting from the executive’s death or disability. Benefits are also not provided under the policy if the executive initiates the termination for “good reason” or any other reason. There is no provision under the policy for payments in the event of a change in control. However, the policy provides that it must be continued according to its terms by any successor to the company following a change in control, and in the event the policy is not continued by the successor, then the closing of the change-in-control transaction would be treated as a not-for-cause termination, triggering the above-described severance benefits under the policy.

The foregoing summary of the Executive Severance Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the policy, which is included as Exhibit 10.02 hereto and incorporated herein by reference.

Change in Control Severance Plan

On November 15, 2015, in connection with the company’s agreement to be acquired by ON Semiconductor Corporation, the company adopted the Change in Control Severance Plan to provide certain additional protections to its executive officers (including the NEOs other than Mr. Thompson) in connection with the transaction with ON Semiconductor or another change-in-control transaction. Under the Change in Control Severance Plan, upon a termination of employment without cause by the company or for good reason by the executive officer, in either case within two years following a change in control (which is defined to include the merger with ON Semiconductor), subject to the execution of a release of claims, our NEOs other than Mr. Thompson would be entitled to the following compensation and benefits:

•	a lump-sum severance payment equal to the sum of the NEO’s base salary and target annual incentive opportunity;

•	a lump-sum payment of the NEO’s prorated annual incentive award for the year of termination, determined assuming achievement of target performance;

•	the payment of any annual incentive that has been earned but not yet paid in respect of any performance period that has concluded as of the NEOs’s termination of employment; and

•	payment of health insurance premiums under COBRA for 12 months following the date of termination, provided that all such premium payments will cease if the executive officer becomes entitled to receive health insurance coverage under another employer-provided plan.

In the event that any payments under the plan are subject to Section 280G of the Internal Revenue Code, such payments will be reduced to the extent that such reduction would result in a greater after-tax benefit to the executive officer (after payment of all taxes by the executive). In addition, NEOs generally will be entitled to reimbursement of any legal fees they incur in seeking to enforce any right or benefit under the plan.

The foregoing summary of the Change in Control Severance Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the plan, which is included as Exhibit 10.36 hereto and incorporated herein by reference.

Change-in-Control Provisions of 2007 Stock Plan

Under the 2007 Stock Plan, in the event of a change in control of the company, all holders of equity awards under the plan, including all executive officers (including the NEOs) and members of the board of directors, would become fully vested in all their then-outstanding stock options, RSUs, PUs, TSRs and other equity awards that are unvested at the time of the change in control. The foregoing summary of the change-in-control provisions of the 2007 Stock Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the plan, which is included as Exhibit 10.27 hereto and incorporated herein by reference.

Merger Agreement with ON Semiconductor Corporation

Under the merger agreement we entered into with ON Semiconductor Corporation on November 18, 2015, each equity award— including any RSU, PU, TSR, DSU and stock option—that is outstanding and unvested immediately prior to the effective time of the merger, including all such awards held by executive officers and members of our board of directors, will fully vest and be converted into the right to receive $20.00 in cash per RSU, PU, TSR or DSU (or, in the case of stock options, the excess, if any, of $20.00 over the exercise price per share of such option). For PU and TSR awards as to which the performance period has not concluded at the effective time of the merger, the number of shares subject to vesting will be determined based on target or actual performance at the effective time, whichever is greater. The foregoing summary of the applicable provisions of the merger agreement with ON Semiconductor Corporation does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which is included as Exhibit 2.01 hereto and incorporated herein by reference.

Quantitative Disclosure of Estimated Payments to NEOs Upon Termination or Change in Control

The quantitative disclosure that follows is intended to present the effects of all of the above plans, policies and agreements in compliance with Item 402(j) of Regulation S-K under the Securities Exchange Act of 1934, as amended. Accordingly, the following disclosure consists of estimates based on certain assumptions required by Item 402(j), including assumed terminations of employment of the NEOs, and an assumed change in control, occurring on the last business day of our last completed fiscal year (December 24, 2015), and an assumed value of our common stock of $20.03 per share, the closing price of our common stock on the Nasdaq Stock Market on that day. These and other assumptions may or may not be accurate on the date of an actual termination event, including such a termination event in connection with our acquisition by ON Semiconductor or another change-in-control transaction.

Based on these assumptions, the value of payments and other benefits that our NEOs would have been entitled to receive would have been as follows:

	Assumed Change in Control on 12/24/15— No Termination		Assumed Termination on 12/24/15— No Change in Control		Assumed Change in Control and Termination on 12/24/15
Mark S. Thompson
Severance payment (1)	—		$3,875,000		$5,812,500
Prorated annual cash incentive award (2)	—		—		$1,137,021
Annual equity award vesting (3)	$12,668,915		—		$12,668,915
Long-term incentive award vesting (4)	$2,716,004		$2,716,004		$2,716,004
Health benefits continuation (5)	—		$29,573		$29,573

Total	$15,384,919		$6,620,577		$22,364,013

Mark S. Frey
Severance payment (6)	—		$399,521		$759,089
Prorated annual cash incentive award (2)	—		—		$351,688
Annual equity award vesting (3)	$3,552,781		—		$3,552,781
Health benefits continuation (5)	—		$12,762		$12,762

Total	$3,552,781		$412,283		$4,676,320

Gaurang Shah
Severance payment (6)	—		$378,750		$643,875
Prorated annual cash incentive award (2)	—		—		$259,314
Annual equity award vesting	$4,456,675	(3)	$3,254,875	(7)	$4,456,675	(3)
Health benefits continuation (5)	—		$21,461		$21,461

Total	$4,456,675		$3,655,086		$5,381,825

Chris Allexandre
Severance payment (6)	—		$334,544		$568,725
Prorated annual cash incentive award (2)	—		—		$229,048
Annual equity award vesting (3)	$2,448,668		—		$2,448,668
Health benefits continuation (5)	—		$21,461		$21,461

Total	$2,448,668		$356,005		$3,267,901

Paul D. Delva
Severance payment (6)	—		$322,834		$516,535
Prorated annual cash incentive award (2)	—		—		$189,455
Annual equity award vesting (3)	$2,018,964		—		$2,018,964
Health benefits continuation (5)	—		$17,791		$17,791

Total	$2,018,964		$340,625		$2,742,744

(1)	Reflects severance benefits under Mr. Thompson’s employment agreement, as amended, as follows—outside the context of a change in control: two times the sum of Mr. Thompson’s annual base salary and annual cash incentive award at target; within 6 months before or 12 months following a change in control: three times the sum of Mr. Thompson’s annual base salary and annual cash incentive award at target. See “Employment Agreements—Employment Agreement with Mr. Thompson” above.
(2)	Reflects prorated annual cash incentive award under the Change in Control Severance Plan or, in the case of Mr. Thompson, Mr. Thompson’s employment agreement, as amended, in each case (as required by Item 402(j) of Regulation S-K) assuming a change in control occurred on December 24, 2015, the last business day of our last completed fiscal year. The prorated amount reflects the NEO’s annual cash incentive award at target, multiplied by the number of days elapsed in the year of termination, divided by 365.
(3)	Reflects fair market value of unvested and accelerated RSUs, PUs and, if applicable, TSRs as of December 24, 2015 (excluding grants of PUs to Mr. Thompson made under his Long-Term Incentive Agreement, which are covered by the row described in Note 4 below). Accordingly, does not include acceleration of annual RSU awards granted on March 1, 2016, including grants of 50,000 RSUs to Mr. Thompson, 18,750 RSUs to Mr. Frey, 12,500 RSUs to Mr. Shah, 12,500 RSUs to Mr. Allexandre and 10,000 RSUs to Mr. Delva, all of which would vest in full upon a change in control. Also assumes target achievement of performance goals applicable to PUs and TSRs granted for 2015; annual PUs grants were in fact scored at 55% of target for 2015. See “Compensation Discussion and Analysis—2015 Financial Results and Compensation Overview” above. None of the NEOs holds stock options.

(4)	Reflects total value of cash and equity components that would have been accelerated and paid to Mr. Thompson pursuant to his Long-Term Incentive Agreement, assuming (as required by Item 402(j) of Regulation S-K) a termination of his employment and, where applicable, the occurrence of a change in control on December 24, 2015, the last business day of our last completed fiscal year. Accordingly, amounts shown above do not include amounts earned by, and paid to, Mr. Thompson under his Long-Term Incentive Agreement in respect of financial and stock price performance during 2015, including a cash award of $536,494 and an award of 26,771 PUs, each of which were determined in February 2016 and paid to Mr. Thompson on March 10, 2016 in accordance with the Long-Term Incentive Agreement. For details on all amounts actually earned by and paid to Mr. Thompson under his Long-Term Incentive Agreement, see “Employment Agreements—Long-Term Incentive Agreement with Mr. Thompson” above.
(5)	Reflects value of continuing medical coverage equivalent to the company’s current level of coverage for one year following the date of termination or, in the case of Mr. Thompson, two years following the date of termination.
(6)	For terminations of employment not involving of a change in control, assumes termination of the NEO’s employment by the company for any reason other than cause and reflects a severance payment under the Executive Severance Policy equal to the NEO’s annual base salary. For terminations of employment involving a change in control, assumes termination of the NEO’s employment by the company for any reason other than cause or by the NEO for good reason, and reflects a severance payment under the Change in Control Severance Plan equal to the sum of the NEO’s annual base salary and annual cash incentive award at target.
(7)	Reflects acceleration of vesting, under Mr. Shah’s employment letter, of one-time sign-on grants of 150,000 RSUs and 50,000 PUs (at target) that would have been unvested on the assumed termination date of December 24, 2015. Based on the company’s 55% achievement of the 2015 Adjusted Free Cash Flow goal applicable to 2015 annual PU grants, Mr. Shah in fact received 27,500 PUs in respect of the PU grant in March 2016. See “Employment Agreements—Employment Offer with Mr. Shah” above.

Section 280G and Section 4999 of the Internal Revenue Code

Section 280G of the Internal Code disallows a company’s tax deduction for compensation defined as “excess parachute payments” and Section 4999 of the Internal Revenue Code imposes a 20% excise tax on any person who receives such excess parachute payments. The Change in Control Severance Plan and Mr. Thompson’s employment agreement each contains a “best net benefit” provision. The provision, which is triggered upon the payment of severance benefits, provides that, to the extent the NEO’s severance payments would constitute excess parachute payments within the meaning of Section 280G, then the company must pay the NEO the full amount due or, alternatively, reduce the NEO’s severance payments to an amount whereby no Section 4999 excise tax would be due, whichever leaves the NEO in a better position after payment of all taxes by the NEO. In any case, the NEO is responsible for the payment of any tax arising under Section 4999 or otherwise.

Executive Disability Insurance

Our executive officers are enrolled in the Executive Long-Term Disability Plan, which we fund through insurance. Executives are entitled to receive 60% of their monthly earnings to a maximum benefit of $15,000 per month in long-term disability benefit payments if they are deemed disabled. Disability is defined to mean, in effect, the executive’s inability to continue to perform his or her current responsibilities. The maximum period of payment is to Social Security normal retirement age if the individual is less than age 63 at the time of disability. If the individual is age 63 or older at the time of disability the maximum period of payment varies based on the executive’s age at the time of disability. Furthermore, the maximum payment period ranges from 36 months for those age 63 or more, to 12 months for those age 69 and over. If, on December 24, 2015, the employment of Messrs. Thompson, Frey, Delva and Allexandre had been terminated as a result of their disability, then these executives would have been entitled to receive the maximum aggregate amounts reported in the table below.

Disability Payment (1)
Mark S. Thompson	$1,045,220
Mark S. Frey	$575,978
Gaurang Shah	—
Chris Allexandre	—
Paul D. Delva	$1,696,720

(1)	Represents the estimated lump-sum present value of all future payments that the named executive officers would be entitled to receive, applying a 6% discount rate. Each of Messrs. Thompson, Frey and Delva would be entitled to receive such payments until he reaches age 66.

The foregoing descriptions reflect the amount of compensation that would have become payable to each of our NEOs under above described existing plans and arrangements if the NEO’s employment had terminated and/or a change in control had occurred on December 24, 2015, given the named executive’s compensation and service levels as of such date and, if applicable, based on our closing stock price on that date. These amounts are in addition to benefits that would have been available without regard to the occurrence of any termination of employment or change in control, including benefits available generally to salaried employees. The actual amounts that would be paid upon a change in control or an NEO’s termination of employment can be determined only at the time of any such event. Due to the number of factors that affect the nature and amount of any benefits provided upon any such event, the actual amounts paid or distributed may be higher or lower than the amounts set forth in the foregoing description. Factors that could affect these amounts include the timing during the year of any such event, the company’s stock price and the executive’s age.

Director Compensation

The following table sets forth certain information regarding the compensation earned by or awarded to each nonemployee director who served on our board of directors in 2015. Mr. Thompson, our chairman, president and chief executive officer, is not included in this table as he is an employee of the company and thus receives no compensation for his services as a director. Compensation for Mr. Thompson is reported in the “Summary Compensation Table” above. For purposes of determining annual director cash compensation, “year” refers to the late-May-to-late-May term of the board, which does not coincide with our January-to-December fiscal year. Reported cash amounts represent annual retainers actually paid in 2015. Stock award figures reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards granted in 2015. The fair value estimate of each award is equal to the closing market price on the date of grant.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Total ($)
Charles P. Carinalli	$80,000	$205,100	$285,100
Randy W. Carson	$75,000	$205,100	$280,100
Terry A. Klebe	$85,000	$205,100	$290,100
Anthony Lear	$70,000	$205,100	$275,100
Catherine P. Lego	$70,000	$205,100	$275,100
Kevin J. McGarity	$80,000	$205,100	$285,100
Bryan R. Roub	$75,000	$205,100	$280,100
Ronald W. Shelly	$90,000	$205,100	$295,100

The following table shows the number of the directors’ outstanding, unvested and deferred vested DSUs as of December 27, 2015.

	DSUs Outstanding as of December 27, 2015	DSUs Vested as of December 27, 2015	RSUs Outstanding as of December 27, 2015	RSUs Vested as of December 27, 2015
Charles P. Carinalli	40,000	30,001	10,000	—
Randy W. Carson	40,000	30,001	10,000	—
Terry A. Klebe	60,000	40,001	—	—
Anthony Lear	50,000	30,001	—	—
Catherine P. Lego	37,143	14,762	—	—
Kevin J. McGarity	50,000	30,001	—	—
Bryan R. Roub	50,000	30,001	—	—
Ronald W. Shelly	40,000	30,001	10,000	—

Under the nonemployee director compensation program in effect during 2015, nonemployee directors received a cash retainer of $60,000 per year, with “year” referring to the annual late-May-to-late-May board term. Audit committee members (other than the chair) were paid an additional $10,000 annual retainer and members of other committees (other than the chairs) were paid an additional $5,000 annual retainer per committee served. The audit committee chair received an additional $25,000 annual retainer and other committee chairs were paid an additional $15,000 annual retainer. Mr. Shelly received an additional retainer of $10,000 for serving as the lead independent director. One of our directors, currently Mr. Carinalli, also serves in the role of Innovation Liaison, which receives an additional retainer of $10,000 per year. Directors are not paid meeting fees. All directors are reimbursed for expenses incurred in attending board meetings. Directors receive an award of 10,000 RSUs upon first election to the board, which vests over three years following grant, and an annual award 10,000 RSUs, which vests one year following grant. In the case of a director’s partial year service on the board, the annual cash retainer and annual RSU grant are prorated to reflect the portion of the term that the director serves. All RSUs vest in full upon a director’s retirement from the board after attaining age 65, or after attaining age 55 if the director’s age plus elapsed years of continuous service on the board equals 65 or more. Directors are subject to stock ownership guidelines as described below.

At our annual stockholders’ meeting in May 2015, stockholders approved an amendment to the 2007 Stock Plan which provides directors with the option to defer settlement (i.e., receipt) of vested RSUs for a period of at least three years following the vesting date, or to another later date determined in accordance with applicable tax or other law or regulations.

Nonemployee directors receive shares underlying vested RSUs on the earliest to occur of (1) the vesting date, (2) if the director has chosen to defer settlement as described in the preceding paragraph, the date chosen by the director at the time of the award (which must be at least three years after the vesting date that would otherwise occur), (3) the end of the director’s service on the board for any reason other than removal for cause, (4) the end of the director’s service on the board as a result of the director’s disability (as defined in the 2007 Stock Plan) or (5) the director’s death. Unvested RSUs are also subject to vesting and settlement upon the occurrence of a change in control, in accordance with the terms of the 2007 Stock Plan. In addition, under the merger agreement we entered into with ON Semiconductor Corporation on November 18, 2015, unvested DSUs and RSUs held by nonemployee directors immediately prior to the effective time of the merger will fully vest and be converted into the right to receive $20.00 in cash per RSU or DSU.

Stock Ownership Guidelines for Nonemployee directors. Under the stock ownership guidelines for nonemployee directors adopted by our board of directors, each nonemployee director is expected to maintain ownership of at least 20,000 shares of company common stock at all times during his or her membership on the board. Directors have five years after their initial election to meet the guidelines. Ordinary shares of common stock, however acquired, vested DSUs and vested RSUs with respect to which directors have chosen to defer settlement as described above, count toward the ownership guidelines. Stock options, whether or not vested, and unvested DSUs or RSUs, do not count. As of March 27, 2016, all directors complied with these stock ownership guidelines.

Compensation Committee Interlocks and Insider Participation

During 2015, the compensation committee consisted of Mr. Carinalli, Mr. Carson, Ms. Lego, Mr. McGarity, Mr. Shelly and, as of and following May 20, 2015, Mr. Roub. No member of the company’s compensation committee served as a company officer or employee at any time during 2015, or had during 2015 any relationship requiring disclosure as a related party transaction. None of the company’s executive officers serves as a member of either the compensation committee or board of directors of any other company that has an executive officer serving as a member of the company’s compensation committee or board of directors.

Report of the Compensation Committee

The compensation committee reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report on Form 10-K. Based on such review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for filing with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

RONALD W. SHELLY, Chairman
CHARLES P. CARINALLI
RANDY W. CARSON
CATHERINE P. LEGO
KEVIN J. MCGARITY
BRYAN R. ROUB

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership By Greater Than 5% Stockholders, Directors And Certain Executive Officers

The following table provides stock ownership information for each stockholder known to the company to beneficially own more than 5% of our common stock, for each director, for each executive officer named in the Summary Compensation Table above, and for all directors and executive officers as a group (including executive officers not named in the Summary Compensation Table). The numbers of shares owned by greater-than-5% stockholders are based on reports filed by those stockholders with the Securities and Exchange Commission, as of the dates indicated in those filings and noted below. Otherwise, all figures (including percentages) are as of March 27, 2016. Ownership consists of sole voting and sole dispositive power except as noted.

	Number of Shares Beneficially Owned	Percent of Shares Outstanding	Total Shares Beneficially Owned, plus Shares Underlying Other Vested DSUs held by Nonemployee Directors (6)
BlackRock, Inc. (1)	9,989,479	8.7%
55 East 52nd Street
New York, New York 10055

Dimensional Fund Advisors LP (2)	9,842,724	8.6%
Building One 6300 Bee Cave Road
Austin, Texas 78746

The Vanguard Group (3)	7,793,547	6.8%
100 Vanguard Boulevard
Malvern, Pennsylvania 19355

AllianceBernstein L.P. (4)	5,832,925	5.1%
1345 Avenue of the Americas
New York, New York 10105

Mark S. Thompson (5)	671,347	*
Mark S. Frey (5)	80,502	*
Gaurang Shah (5)	40,103	*
Chris Allexandre (5)	25,928	*
Paul D. Delva (5)	79,344	*
Charles P. Carinalli (5)	66,000	*	76,001
Randy W. Carson (5)	68,115	*	78,116
Terry A. Klebe (5)	20,000	*	40,001
Anthony Lear (5)	10,000	*	30,001
Catherine P. Lego (5)	20,000	*	34,762
Kevin J. McGarity (5)	61,500	*	81,501
Bryan R. Roub (5)	64,000	*	84,001
Ronald W. Shelly (5)	20,000	*	30,001
All directors and executive officers as a group (including executive officers not named above) (16 persons) (5)	1,327,729	1.2%

*	Less than 1%
(1)	Based solely on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 26, 2016 reporting that, as of December 31, 2015, BlackRock, Inc. had sole voting power with respect to 9,704,897 shares, shared voting power with respect to 1,800 shares, sole dispositive power with respect to 9,989,479 shares and shared dispositive power with respect to 1,800 shares.

(2)	Based solely on a Schedule 13G/A filed by Dimensional Fund Advisors LP with the SEC on February 9, 2016 reporting that, as of December 31, 2015, Dimensional Fund Advisors LP had sole voting power with respect to 9,764,416 shares and sole dispositive power with respect to 9,842,724 shares.
(3)	Based solely on a Schedule 13G/A filed by The Vanguard Group with the SEC on February 10, 2016 reporting that, as of December 31, 2015, The Vanguard Group had sole voting power with respect to 146,049 shares, shared voting power with respect to 7,200 shares, sole dispositive power with respect to 7,647,298 shares and shared dispositive power with respect to 146,249 shares.
(4)	Based solely on a Schedule 13G filed by AllianceBernstein L.P. with the SEC on February 16, 2016 reporting that, as of December 31, 2015, AllianceBernstein L.P. had sole voting power with respect to 5,096,582 shares and sole dispositive power with respect to 5,832,925 shares.
(5)	Number of shares beneficially owned includes shares underlying stock options and stock unit awards that were outstanding and exercisable or vested and settled on March 27, 2016, or within 60 days after that date, in the following amounts:

	Stock Options	Stock Unit Awards
Mr. Thompson	—	—
Mr. Frey	—	—
Mr. Shah	—	—
Mr. Allexandre	—	—
Mr. Delva	—	—
Mr. Carinalli	—	20,000
Mr. Carson	—	20,000
Mr. Klebe	—	20,000
Mr. Lear	—	10,000
Ms. Lego	—	—
Mr. McGarity	—	10,000
Mr. Roub	—	10,000
Mr. Shelly	—	20,000
All directors and executive officers as a group (including executive officers not named above) (16 persons)	18,750	115,000

(6)	Reflects all shares beneficially owned plus shares underlying other deferred stock units and restricted stock units (i.e., other than those included in shares beneficially owned as reported here) for which the nonemployee director has deferred receipt of underlying shares of stock beyond the date that the director has the unconditional right to receive those shares, which may be later than 60 days after March 27, 2016. For more information on nonemployee director equity grants, see “Director Compensation” above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence. Nasdaq rules require a majority of our board of directors to be independent of the company and its management. The board of directors is required under these rules to make affirmative independence determinations based on all relevant facts and circumstances, as well as under specific Nasdaq rules. Our board has affirmatively determined that all directors other than our CEO—those being Mr. Carinalli, Mr. Carson, Mr. Klebe, Mr. Lear, Ms. Lego, Mr. McGarity, Mr. Roub and Mr. Shelly—are independent under these rules. In making these determinations, the board determined that none of the non-employee directors has any direct or indirect relationship with the company other than his or her relationship as a director.

Meetings. The board of directors held 29 meetings during 2015. During 2015, no director attended fewer than 75% of all meetings of the board of directors and committees on which the director served. On average, directors attended 96% of the meetings of the board of directors and the committees of the board on which they served during 2015.

Our corporate governance guidelines require the independent directors to meet in executive session regularly, and at least quarterly. During 2015 the board of directors held five meetings of its independent members. Mr. Shelly, our lead independent director, presided at the meetings of the independent directors. We have instituted a procedure through which interested parties can make their concerns known to the independent directors, either individually or as a group. These procedures are available through our corporate governance website at https://www.fairchildsemi.com/about/investors/corporate-governance/.

We require our board members to attend the annual stockholders’ meeting, it being understood that sometimes a director may have to miss the meeting for valid reasons. All directors attended the company’s 2015 annual meeting of stockholders.

Transactions with Related Parties

Apart from service on the board there are no additional relationships between our nonemployee directors and the company, nor were there any types of “related party transactions” required to be disclosed under SEC rules.

Policies and Procedures for Approval of Related Party Transactions

Our board of directors has adopted a formal, written policy with respect to related party transactions, which is expressed as part of our corporate governance guidelines. For the purpose of the policy, a “related party transaction” is any transaction involving the company and any director, whether or not material. This would include transactions such as consulting relationships and business transactions in which the director has an interest. Any related party transaction must be approved or ratified by a majority of disinterested directors, following appropriate disclosure of all material aspects of the transaction.

Board Committees

The board of directors currently has three standing committees—the compensation committee, the audit committee and the nominating and governance committee. Each of these committees has a written charter.

Audit Committee. The audit committee meets with management, the company’s independent registered public accounting firm (which we refer to as our independent auditors) and its internal auditors to consider the adequacy of the company’s internal controls and other financial reporting and disclosure matters. The audit committee is directly responsible for the engagement, including the appointment, compensation, retention and oversight of the work of, the company’s independent auditors, and the independent auditors report directly to the audit committee. The committee discusses with the independent auditors their audit procedures, including the proposed scope of their audit and the audit results and, in connection with determining their independence, reviews the services performed by the independent auditors. The audit committee held eight meetings during 2015. The current chairman of the audit committee is Mr. Klebe and the other members are Mr. Carson, Mr. Lear and Mr. Roub. Our board of directors has determined that all members of the audit committee satisfy both Nasdaq and SEC standards for independence. The board has also determined that each member of the audit committee is financially sophisticated under current Nasdaq standards and that Mr. Klebe and Mr. Roub qualify as “audit committee financial experts” under SEC rules.

The board has instituted procedures for individuals to report complaints about the company’s accounting, internal accounting controls or auditing matters to the audit committee. These procedures are disclosed on our corporate governance website at https://www.fairchildsemi.com/about/investors/corporate-governance/ (click on “Contact the Fairchild Board of Directors” or visit https://www.fairchildsemi.com/about/investors/corporate-governance/contact-the-board/). The company also has a toll-free telephone hotline for employees to submit, anonymously and confidentially, concerns regarding questionable accounting or auditing matters and other legal or ethical compliance concerns.

Compensation Committee. The compensation committee reviews and approves the salary and other compensation of the company’s executive officers, reviews and oversees the administration of certain benefit plans and reviews and recommends actions to the board of directors with respect to the compensation of all directors. The compensation committee also has the authority to review, oversee and administer, and grant stock and equity incentive awards under the company’s stock plans, and to oversee management’s compensation risk assessment. For a description of our processes and procedures for the consideration and determination of executive compensation, see “Executive Compensation—Compensation Discussion and Analysis” above. The compensation committee held seven meetings in 2015. The current chairman of the compensation committee is Mr. Shelly and its other current members are Mr. Carinalli, Mr. Carson, Ms. Lego, Mr. McGarity and Mr. Roub. The board of directors has determined that all members of the compensation committee are independent under current Nasdaq standards for independence for directors and compensation committee members. Additionally, after consideration of the relevant factors, the committee has determined that the compensation consultant retained by the committee is independent in accordance with Item 407(e)(3)(iv) of Regulation S-K under the Securities Exchange Act of 1934, and that the compensation consultant’s work has not raised any conflict of interest. For a discussion of delegations of authority the committee has made to management, see “Compensation Discussion and Analysis—Equity Compensation Grant Practices” below.

Nominating and Governance Committee. The nominating and governance committee is generally responsible for developing and recommending to the board the corporate governance guidelines applicable to the company, and making recommendations to the board regarding nominees for election to the board, succession planning, organization and responsibilities of board committees, reviewing the general responsibilities and functions of the board, and overseeing the evaluation of the board and management. The nominating and governance committee held four meetings during 2015. The current chairman of the nominating and governance committee is Mr. McGarity and the other members are Mr. Carinalli, Ms. Lego and Mr. Shelly. The board of directors has determined that all members of the nominating and governance committee are independent under current Nasdaq rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Disclosure of Auditor Fees.

The following table shows the fees billed to the company by KPMG LLP for the years ended December 27, 2015 and December 28, 2014.

Type of Fee	2015	2014
Audit Fees—fees for KPMG’s audit of the company’s annual consolidated financial statements and its audit of internal control over financial reporting, its review of consolidated financial statements included in our quarterly reports on Forms 10-Q, services provided in connection with regulatory filings with the SEC and statutory audits for foreign subsidiaries	$2,842,654	$2,838,543
Audit-Related Fees—fees for non-audit services that normally can only be provided by the company’s independent registered public accounting firm	—	—
Tax Fees—fees for professional services related to tax compliance, tax advice or tax planning, primarily for non-U.S. locations	$31,405	$44,516
All Other Fees—fees paid by the company to KPMG for other services	$2,000	$17,108

Pre-approval of Independent Auditor Fees.

The audit committee of the board of directors has adopted a pre-approval policy under which the audit committee approves in advance all audit and certain non-audit services to be performed by the company’s independent auditors. Pursuant to this policy, the audit committee has approved retaining the independent auditors to perform certain specified non-audit services, provided that each such service is for a fee of less than $50,000, and also provided that all such pre-approved services are reviewed at the first audit committee meeting following the retention in question. Any engagement for non-audit services not pre-approved under the policy must be specifically approved by the audit committee before the service can be provided.

Report of the Audit Committee

In accordance with the audit committee charter, the audit committee oversees the company’s financial reporting process on behalf of the board. Management is responsible for preparing the financial statements and for designing and implementing the reporting process, including the system of internal controls, and has represented to the audit committee that such financial statements were prepared in accordance with generally accepted accounting principles. The independent registered public accounting firm is responsible for expressing opinions on the conformity of those audited financial statements with U.S. generally accepted accounting principles and the effectiveness of internal controls over financial reporting. The audit committee has reviewed and discussed with management and the independent registered public accounting firm, together and separately, the company’s audited consolidated financial statements contained in the company’s annual report on Form 10-K for the year ended December 27, 2015.

The audit committee discussed with the independent registered public accounting firm the matters required to be discussed by Public Company Accounting Oversight Board standards, Communications with Audit Committees, as amended. In addition, the committee has discussed with the independent registered public accounting firm the auditors’ independence from the company and its management, including the matters in the written disclosures and letter which were received by the committee from the independent registered public accounting firm as required by applicable requirements of the Public Company Accounting Oversight Board regarding the auditors’ communications with the audit committee concerning independence. The audit committee also considered whether the independent registered public accounting firm’s provision of non-audit services to the company is compatible with the auditors’ independence, and concluded that the auditors are independent. Based on the reviews and discussions referred to above, the committee recommended to the board that the audited financial statements be included in the company’s annual report on Form 10-K for the year ended December 27, 2015, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

TERRY A. KLEBE, Chairman
RANDY W. CARSON
ANTHONY LEAR
BRYAN R. ROUB

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

10.24*	Employment Agreement, dated as of December 9, 2009, between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2009, filed February 25, 2010).

10.38*	Employment Offer Letter from Fairchild Semiconductor Corporation to Gaurang Shah, dated June 22, 2015.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

By:	/s/ Paul D. Delva
Paul D. Delva
Sr. V.P., General Counsel and Secretary

Date: April 25, 2016