Form 10-Q
period 2016-03-27
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2016-05-05
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

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

The number of shares outstanding of the Registrant’s Common Stock as of April 24, 2016 was 114,642,806.

1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)

	As of
	March 27, 2016	December 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$272.0	$279.4
Short-term marketable securities	0.1	0.2
Accounts receivable, net of allowances of $42.5 and $36.2 at March 27, 2016 and December 27, 2015, respectively	152.1	132.6
Inventories, net	284.0	304.2
Other current assets	36.2	50.5

Total current assets	744.4	766.9
Property, plant and equipment, net	537.1	550.4
Deferred income taxes, net of allowances	18.1	16.8
Intangible assets, net	25.8	27.5
Goodwill	205.3	204.5
Long-term marketable securities	1.9	2.0
Other assets	17.0	17.8

Total assets	$1,549.6	$1,585.9

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93.3	$110.6
Accrued expenses and other current liabilities	79.9	115.6

Total current liabilities	173.2	226.2
Long-term debt	198.7	198.4
Deferred income taxes	35.0	34.2
Other liabilities	24.9	24.6

Total liabilities	431.8	483.4
Commitments and contingencies
Temporary equity – deferred stock units	6.4	6.3
Stockholders’ equity:
Common stock	1.4	1.4
Additional paid-in capital	1,557.8	1,560.6
Accumulated deficit	(47.9)	(62.7)
Accumulated other comprehensive loss	(12.3)	(15.5)
Treasury stock, at cost	(387.6)	(387.6)

Total stockholders’ equity	1,111.4	1,096.2

Total liabilities, temporary equity and stockholders’ equity	$1,549.6	$1,585.9

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except per share data)

	Three Months Ended
	March 27, 2016	March 29, 2015
Total revenue	$327.0	$355.7
Cost of sales	226.9	247.7

Gross margin	100.1	108.0

Gross margin %	30.6%	30.4%

Operating expenses:
Research and development	40.1	41.7
Selling, general and administrative	48.6	52.7
Amortization of acquisition-related intangibles	1.9	2.1
Restructuring, impairments, and other costs	(10.9)	4.7
Goodwill impairment charge	—	0.6

Total operating expenses	79.7	101.8

Operating income	20.4	6.2

Other expense, net	1.6	1.2

Income before income taxes	18.8	5.0

Provision for income taxes	4.0	3.9

Net income	$14.8	$1.1

Net income per common share:
Basic	$0.13	$0.01

Diluted	$0.13	$0.01

Weighted average common shares:
Basic	113.8	117.3

Diluted	116.5	120.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	Three Months Ended
	March 27, 2016	March 29, 2015
Net income	$14.8	$1.1
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions	(0.4)	2.3
Net amount reclassified to earnings for hedging (1)	2.4	0.1
Net change associated with pension transactions	—	0.1
Foreign currency translation adjustment	1.2	(5.3)

Total other comprehensive income (loss), net of tax	3.2	(2.8)

Comprehensive income (loss)	$18.0	$(1.7)

		Three Months Ended
		March 27, 2016	March 29, 2015
(1)	Net amount reclassified for cash flow hedges included in total revenue	$—	$2.2
	Net amount reclassified for cash flow hedges included in cost of sales	2.0	(1.7)
	Net amount reclassified for cash flow hedges included in research and development	0.4	(0.4)

	Total net amount reclassified to earnings for hedging	$2.4	$0.1

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Three Months Ended
	March 27, 2016	March 29, 2015
Cash flows from operating activities:
Net income	$14.8	$1.1
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	27.6	36.6
Non-cash stock-based compensation expense	7.5	6.8
Non-cash financing expense	0.4	0.4
Goodwill impairment charge	—	0.6
Gain on disposal of restructuring assets, including assets held for sale	(12.5)	—
Gain on disposal of property, plant and equipment	(0.1)	(0.5)
Deferred income taxes, net	(0.5)	(0.2)
Changes in operating assets and liabilities
Accounts receivable, net	(19.5)	(37.9)
Inventories	20.5	(1.0)
Other current assets	10.3	(4.9)
Accounts payable	(16.9)	3.7
Accrued expenses and other current liabilities	(32.3)	(20.9)
Other assets and liabilities, net	1.6	1.6

Net cash provided by (used in) operating activities	$0.9	$(14.6)

Cash flows from investing activities:
Capital expenditures	$(12.5)	$(14.4)
Proceeds from the sale of restructuring property, plant and equipment, including held for sale assets	15.4	—
Proceeds from the sale of property, plant and equipment	—	1.3
Purchase of molds and tooling	(0.3)	(0.2)
Maturity of marketable securities	0.2	0.1

Net cash provided by (used in) investing activities	$2.8	$(13.2)

Cash flows from financing activities:
Proceeds from issuance of stock for share-based compensation arrangements	$0.3	$0.9
Purchase of treasury stock	—	(39.2)
Shares withheld for employee taxes	(11.4)	(9.1)

Net cash used in financing activities	$(11.1)	$(47.4)

Net change in cash and cash equivalents	$(7.4)	$(75.2)
Cash and cash equivalents at beginning of period	279.4	352.9

Cash and cash equivalents at end of period	$272.0	$277.7

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (“Fairchild International”, “we”, “our” or “ the company”) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 27, 2015. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended December 27, 2015. Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K and updated, as necessary, in Form 10-Q. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

Our fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years compared to the usual 52 weeks. This additional week is included in the first quarter of the year. Our results for the three months ended March 27, 2016 and March 29, 2015 both consisted of 13 weeks.

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

At the completion of the merger, Fairchild Semiconductor would become a wholly-owned subsidiary of ON Semiconductor. Additional information about our pending acquisition by ON Semiconductor is available in the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission by Fairchild Semiconductor International, Inc. (as amended, our “Schedule 14D-9”). The foregoing description of the Merger Agreement and the terms and conditions of the tender offer and merger do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement, to our Schedule 14D-9, and to ON Semiconductor’s tender offer to purchase and other related documents, copies of which are filed as Exhibits (e)(1) and (a)(1)(A), respectively, of our Schedule 14D-9, all of which are incorporated herein by reference. The Merger Agreement is also filed as Exhibit 2.01 to our Annual Report on Form 10-K for the year ended December 27, 2015. The transaction is expected to close in the second quarter of 2016.

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

We do not have any financial instruments classified as Level 3.

The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of March 27, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivative contract assets	$0.1	$—	$0.1	$—
Derivative contract liabilities	(1.6)	—	(1.6)	—

Total derivative contracts	$(1.5)	$—	$(1.5)	$—

Marketable securities	$2.0	$2.0	$—	$—

	As of December 27, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivative contract assets	$1.0	$—	$1.0	$—
Derivative contract liabilities	(4.4)	—	(4.4)	—

Total derivative contracts	$(3.4)	$—	$(3.4)	$—

Marketable securities	$2.2	$2.2	$—	$—

The fair values of our debt instruments, which are classified as Level 2, are carried at amortized cost. The carrying amount of the revolving credit facility is considered to approximate fair value as the interest rate on the loan is in line with current market rates. Please refer to Note 8. Indebtedness to our Annual Report in form 10-K for the year ended December 27, 2015 for further information about our revolving credit facility.

	As of March 27, 2016		As of December 27, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Revolving credit facility borrowings	$200.0	$200.0	$200.0	$200.0

Note 3 – Marketable Securities

Our marketable securities are categorized as available-for-sale and are summarized as follows:

	As of March 27, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total short-term marketable securities	$0.1	$—	$—	$0.1

U.S. Treasury securities and obligations of U.S. government agencies	$1.6	$0.2	$—	$1.8
Corporate debt securities	0.1	—	—	0.1

Total long-term marketable securities	$1.7	$0.2	$—	$1.9

	As of December 27, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2

Total short-term marketable securities	$0.2	$—	$—	$0.2

U.S. Treasury securities and obligations of U.S. government agencies	$1.7	$0.2	$—	$1.9
Corporate debt securities	0.1	—	—	0.1

Total long-term marketable securities	$1.8	$0.2	$—	$2.0

The amortized cost and estimated fair value of our marketable securities available-for-sale by contractual maturity are summarized as follows:

	As of March 27, 2016
	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$0.1	$0.1
Due after one year through five years	0.7	0.8
Due after five years through ten years	0.6	0.7
Due after ten years	0.4	0.4

	$1.8	$2.0

Note 4 – Derivatives

We used derivative instruments in the first quarter of 2016 and fiscal year 2015 to manage exposures to changes in foreign currency exchange rates. The fair value of these hedges is recorded on the balance sheet. Please refer to Note 2 Fair Value Measurements for further information about the fair value of derivatives.

Foreign Currency Forward Contracts - Hedging Instruments

We used foreign currency forward contracts in the first quarter of 2016 and fiscal year 2015 to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. We monitor our foreign currency exposures in an effort to maximize the overall effectiveness of our foreign currency hedge positions. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the hedges are 9 months or less as of the end of March 27, 2016.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness did not have a material impact on earnings for the three months ended March 27, 2016.

Derivative gains and losses included in AOCI are reclassified into earnings at the time the forecasted transaction is recognized. For derivative transactions related to inventory, the effective portion of foreign exchange gains and losses deferred in AOCI is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. We estimate that $1.6 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next nine months.

The following tables present derivatives designated as hedging instruments:

	As of March 27, 2016				As of December 27, 2015
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives Designated as Hedging Instruments

Derivatives for forecasted revenues	Other current assets	$21.4	$—	$—	Other current assets	$30.8	$0.7	$0.7
Derivatives for forecasted revenues	Other current liabilities	3.8	(0.2)	(0.2)	Other current liabilities	7.6	(0.1)	(0.1)
Derivatives for forecasted expenses	Other current assets	10.0	0.1	0.1	Other current assets	29.1	0.3	0.3
Derivatives for forecasted expenses	Other current liabilities	89.9	(1.4)	(1.4)	Other current liabilities	121.0	(4.3)	(4.3)

Total foreign exchange contract derivatives		$125.1	$(1.5)	$(1.5)		$188.5	$(3.4)	$(3.4)

	For the Three Months Ended March 27, 2016		For the Three Months Ended March 29, 2015
	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)		(In millions)
Derivatives Designated as Hedging Instruments
Total revenue	$—	$—	$2.2	$2.2
Expenses	(2.4)	(2.4)	(2.1)	(2.1)

Net gain (loss) recognized in income	$(2.4)	$(2.4)	$0.1	$0.1

Gain (Loss) Recognized in OCI for Derivative Instruments (1)
For the Three Months Ended March 27, 2016
(In millions)
Foreign exchange contracts	$2.0

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments.

	As of March 27, 2016		As of December 27, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Other current assets	$—	$—	$14.7	$—
Other current liabilities	—	—	5.4	—

Total derivatives, net	$—	$—	$20.1	$—

	For the Three Months Ended
	March 27, 2016	March 29, 2015
	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized In Income
	(In millions)	(In millions)
Derivatives Not Designated as Hedging Instruments
Total revenue	$—	$0.1
Expenses	—	(0.4)
Other expense, net	(0.6)	—

Net loss recognized in income	$(0.6)	$(0.3)

We net the fair value of all derivative financial instruments with counter-parties for which a master netting arrangement is utilized.

The gross amounts of the derivative assets and liabilities are as follows:

	As of
	March 27, 2016	December 27, 2015
	(In millions)
Gross Assets	$0.3	$1.0
Gross Liabilities	(0.2)	—

Current Assets	$0.1	$1.0

Gross Assets	$0.4	$—
Gross Liabilities	(2.0)	(4.4)

Current Liabilities	$(1.6)	$(4.4)

Note 5 – Financial Statement Details

	As of
	March 27, 2016	December 27, 2015
	(In millions)
Inventories, net
Raw materials	$34.2	$40.4
Work in process	147.7	157.6
Finished goods	102.1	106.2

Total inventories, net	$284.0	$304.2

	As of
	March 27, 2016	December 27, 2015
	(In millions)
Property, plant and equipment
Land and improvements	$17.7	$17.7
Buildings and improvements	287.0	284.6
Machinery and equipment	1,680.7	1,667.4
Construction in progress	36.3	52.1

Total property, plant and equipment	2,021.7	2,021.8
Less accumulated depreciation	1,484.6	1,471.4

Total property, plant, and equipment, net	$537.1	$550.4

Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. The carrying value of these assets, as of the first quarter of 2016 and the fourth quarter of 2015 was $12.5 million and $15.4 million, respectively and are reported in the other current assets line of our statement of financial position. The reduction in carrying value of $2.9 million is discussed in Note 9 Restructuring, Impairments and Other Costs. We expect to dispose of the remaining assets within the next twelve months.

	As of
	March 27, 2016	December 27, 2015
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$44.7	$60.9
Accrued interest	0.5	0.4
Taxes payable	12.0	12.1
Restructuring	1.7	7.5
Other	21.0	34.7

Total accrued expenses and other current liabilities	$79.9	$115.6

	Three Months Ended
	March 27, 2016	March 29, 2015
	(In millions)
Other expense, net
Interest expense	$1.5	$1.3
Interest income	(0.2)	(0.2)
Other, net	0.3	0.1

Other expense, net	$1.6	$1.2

Note 6 – Goodwill and Intangible Assets

Our total goodwill balances were $205.3 million and $204.5 million at March 27, 2016 and December 27, 2015, respectively. The difference between the two periods relates to foreign exchange impacts of $0.8 million. Please refer to Note 7. Goodwill and Intangible Assets to our Annual Report in form 10-K for the year ended December 27, 2015 for more information regarding our accumulated impairment losses and goodwill balances.

The following table presents the carrying amount of goodwill by reportable segment:

	SPS	APSS	SPG	Total
	(In millions)
Balance at March 27, 2016
Goodwill	$219.6	$111.9	$77.7	$409.2
Accumulated impairment losses	(114.5)	(12.8)	(76.6)	(203.9)

	$105.1	$99.1	$1.1	$205.3

Foreign exchange impact	$—	$0.8	$—	$0.8

Balance at December 27, 2015
Goodwill	$219.6	$111.1	$77.7	$408.4
Accumulated impairment losses	(114.5)	(12.8)	(76.6)	(203.9)

	$105.1	$98.3	$1.1	$204.5

The following table presents a summary of acquired intangible assets:

		As of March 27, 2016		As of December 27, 2015
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Developed technology	8-10 years	$260.4	$(248.9)	$260.1	$(248.1)
Customer base	6-10 years	85.8	(81.8)	85.7	(80.9)
Core technology	10-15 years	15.7	(7.7)	15.7	(7.4)
In-process R&D	3-10 years	3.3	(1.3)	3.3	(1.2)
Trademarks and trade names	5 years	0.5	(0.2)	0.5	(0.2)

Total identifiable intangible assets		$365.7	$(339.9)	$365.3	$(337.8)

Amortization expense for intangible assets was $1.9 million and $2.1 million for the three months ended March 27, 2016 and March 29, 2015, respectively.

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)
Remaining Fiscal 2016	$6.1
Fiscal 2017	5.5
Fiscal 2018	4.1
Fiscal 2019	3.6
Fiscal 2020	3.1

Note 7 – Indebtedness

Our indebtedness consists of the following:

	As of
	March 27, 2016	December 27, 2015
	(In millions)
Revolving credit facility borrowings	$200.0	$200.0
Less debt issuance costs	(1.4)	(1.7)
Other debt	0.1	0.1

Total long-term debt	$198.7	$198.4

Revolving Credit Facility

On September 26, 2014, we entered into our current $400.0 million, five-year senior secured revolving credit facility. Please refer to Note 8. Indebtedness to our Annual Report in form 10-K for the year ended December 27, 2015 for further information about our revolving credit facility.

After adjusting for outstanding letters of credit, we have $199.3 million available under the credit facility as of March 27, 2016. We have additional outstanding letters of credit of $0.4 million that do not fall under the credit facility as of March 27, 2016. We also have $3.8 million of undrawn credit facilities at certain of our foreign subsidiaries as of March 27, 2016. These outstanding amounts do not impact available borrowings under the credit facility.

Note 8 – Contingencies

Litigation

From time to time, the company is involved in legal proceedings in the ordinary course of business. We analyze potential outcomes from current and potential litigation as loss contingencies in accordance with U.S. GAAP. Since most potential claims against the company may involve the enforcement of complex intellectual property rights or complicated damages calculations, we generally cannot predict the eventual outcome of pending matters, the timing of the ultimate resolution of these matters, or the magnitude of the eventual loss related to each pending matter.

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

POWI 5: On October 21, 2015, Power Integrations filed another complaint for patent infringement against Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation and Fairchild (Taiwan) Corporation in the U.S. District Court for the Northern District of California. The lawsuit alleges certain products infringe two Power Integrations patents. The company is vigorously defending the lawsuit, which is in its earliest stages.

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

Note 9 – Restructuring, Impairments and Other Costs

During the three months ended March 27, 2016 and March 29, 2015, we recorded restructuring, impairment and other costs, net of releases and gains of $(10.9) million and $4.7 million, respectively. The detail of the charges for the three months ended March 27, 2016 is presented in the summary table below.

2015 Operating Expense Reduction Program

In the third quarter of 2015, we announced a program to reduce operating expenses by approximately $30.0 million to $34.0 million annually. This is a structural change to the operating expense level of the company and the anticipated savings contain no temporary measures. We recorded $12.9 million of employee separation expense in 2015, which represents the full cost of this program. This program is substantially complete as of March 27, 2016.

Prior Year Infrastructure Realignment Programs

The 2014 Infrastructure Realignment Program consists of product line and sales organizational changes, costs associated with streamlining operations creating greater manufacturing flexibility and having a more balanced internal versus external production mix, and other related costs mainly associated with product qualification activities. In 2014, we announced our 2014 Manufacturing Footprint Consolidation Plan. We eliminated our internal 5-inch and significantly reduced 6-inch wafer fabrication lines and rationalized our assembly and test capacity, resulting in the closure of our manufacturing and assembly facilities in West Jordan, Utah and Penang, Malaysia, as well as the remaining 5-inch wafer fabrication lines in Bucheon, South Korea. We ended production at these sites during the third quarter of fiscal year 2015. In the first quarter of 2016, we sold the facility in Penang, Malaysia for a gain of $12.3 million, which is reflected in the table below within the asset disposal (gain) loss caption.

In addition to the amounts recorded in the summary below, we expect to incur an additional $1 million in qualification costs and an additional $2 million in site closure costs to complete this program in fiscal year 2016.

	Accrual Balance at December 27, 2015	Restructuring Charges	Other Charges	Reserve Release	Cash (Paid) Received	Net Book Value Assets Disposed	Accrual Balance at March 27, 2016
	(In millions)
2014 Infrastructure Realignment Program:
Employee separation costs	$3.3	$—	$—	$(0.1)	$(2.2)	$—	$1.0
Asset disposal (gain) loss	—	(12.5)	—	—	15.4	(2.9)	—
Factory closure costs	1.2	0.9	—	—	(2.1)	—	—
Qualification costs	—	—	1.0	—	(1.0)	—	—
2015 Operating Expense Reduction Program:
Employee separation costs	3.0	0.1	—	(0.3)	(2.1)	—	0.7

	$7.5	$(11.5)	$1.0	$(0.4)	$8.0	$(2.9)	$1.7

Note 10 – Net Income Per Share

Basic and diluted net income per share are calculated as follows:

	Three Months Ended
	March 27, 2016	March 29, 2015
	(In millions, except per share data)
Net income	$14.8	$1.1

Weighted average number of common shares outstanding - basic	113.8	117.3

Effect of dilutive securities:
Stock options and restricted stock units	2.7	2.7

Weighted average number of common shares outstanding - diluted	116.5	120.0

Basic net income per share	$0.13	$0.01

Diluted net income per share	$0.13	$0.01

Anti-dilutive common stock equivalents	—	0.5

Note 11 – Segments and Geographic Information

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

The following table presents selected statement of operations information on reportable segments for the three months ended March 27, 2016 and March 29, 2015.

	Three Months Ended
	March 27, 2016	March 29, 2015
	(In millions)
Revenue and operating income:
SPS
Total revenue	$205.7	$211.2
Operating income	41.7	42.8

APSS
Total revenue	76.4	96.3
Operating income	8.1	11.5

SPG
Total revenue	44.9	48.2
Operating income	9.9	11.2

Corporate
Restructuring, impairments, and other costs	10.9	(4.7)
Accelerated depreciation on assets related to factory closures	—	(4.5)
Selling, general and administrative expense	(40.8)	(46.6)
Acquisition-related costs	(5.5)	—
Corporate research and development expense	(3.9)	(3.5)

Total consolidated
Total revenue	$327.0	$355.7
Operating income	$20.4	$6.2
Other expense, net	$1.6	$1.2

Income before income taxes	$18.8	$5.0

Note 12 – Recent Accounting Standards

Recently adopted

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, (ASU 2015-05) Intangibles – Goodwill and Other –Internal-Use Software (Subtopic 350-40). This ASU clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and may be adopted on a prospective or retrospective basis. We elected to adopt this ASU in the first fiscal quarter of 2016 on a prospective basis. The adoption of this ASU had no impact on our consolidated financial statements.

Recently issued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. This ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term at the commencement date. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. A modified retrospective transition approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact this guidance may have on our consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. We are currently evaluating the impact this guidance may have on our consolidated financial position and results of operations and statements of cash flows.

Note 13 – Subsequent Events

We have evaluated subsequent events and did not identify any events that required disclosure as of May 5, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes of this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 27, 2015.

Introduction

This discussion and analysis of our financial condition and results of operations is intended to provide investors with an understanding of our past performance, financial condition and prospects. We will discuss and provide our analysis of the following:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Forward Looking Statements

Overview

Fairchild sales for the first quarter were up 3 percent sequentially and 8 percent lower than the year ago quarter. Sales were largely as expected with normal seasonal demand patterns evident across all our end markets.

Demand growth was seasonally strong for our products serving the automotive, appliance, enterprise computing and industrial end markets. We expect this strength to continue in the second quarter. In the mobile sector, one large customer worked through some short-term inventory reductions which were partially offset by strength at other accounts. We expect strong sales growth in this sector for the second quarter as these inventory corrections do not reoccur and we benefit from design wins and new product launches.

We strive to keep inventory as lean as possible while maintaining high customer service levels. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. Correspondingly, we decreased internal inventory by $20 million sequentially to 115 days. Inventory in the distribution channel increased modestly to prepare for expected higher demand in the second quarter.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements, including results as a percent of revenue.

	Three Months Ended
	March 27, 2016		March 29, 2015
	(Dollars in millions)
Total revenues	$327.0	100.0%	$355.7	100.0%
Gross margin	100.1	30.6%	108.0	30.4%

Operating expenses:
Research and development	40.1	12.3%	41.7	11.7%
Selling, general and administrative	48.6	14.9%	52.7	14.8%
Amortization of acquisition-related intangibles	1.9	0.6%	2.1	0.6%
Restructuring, impairments, and other costs	(10.9)	(3.3)%	4.7	1.3%
Goodwill impairment charge	—	0.0%	0.6	0.2%

Total operating expenses	79.7	24.4%	101.8	28.6%

Operating income	20.4	6.2%	6.2	1.7%

Other expense, net	1.6	0.5%	1.2	0.3%

Income before income taxes	18.8	5.7%	5.0	1.4%

Provision for income taxes	4.0	1.2%	3.9	1.1%

Net income	$14.8	4.5%	$1.1	0.3%

Adjusted net income, adjusted gross margin, adjusted R&D and SG&A, and free cash flow are also included in the table below. These are non-GAAP financial measures and should not be considered a replacement for GAAP results. We present adjusted results because we use these measures, together with GAAP measures, for internal managerial purposes and as a means to evaluate period-to-period comparisons. However, we do not, and you should not, rely on non-GAAP financial measures alone as measures of our performance. We believe that non-GAAP financial measures reflect an additional way of viewing aspects of our operations that – when taken together with GAAP results and the reconciliations to corresponding GAAP financial measures that we also provide in our press releases – provide a more complete understanding of factors and trends affecting our business. We strongly encourage you to review all of our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure. Our criteria for adjusted results may differ from methods used by other companies and may not be comparable and should not be considered as alternatives to net income or loss, gross margin, R&D and SG&A, or other measures of consolidated operations and cash flow data prepared in accordance with U.S. GAAP as indicators of our operating performance or as alternatives to cash flow as a measure of liquidity.

	Three Months Ended
	March 27, 2016	March 29, 2015
	(Dollars in millions)
Unaudited non-GAAP measures
Adjusted net income	$11.6	$13.3
Adjusted gross margin	$101.6	$112.5
Adjusted gross margin %	31.1%	31.6%
Adjusted R&D and SG&A	$84.7	$94.4
Free Cash Flow	$3.8	$(29.0)

Reconciliation of Net Income to Adjusted Net Income
Net income	$14.8	$1.1
Adjustments to reconcile net income to adjusted net income:
Restructuring, impairments, and other costs	1.4	4.7
Gain on disposal of held for sale assets	(12.3)	—
Accelerated depreciation on assets related to factory closures	—	4.5
Acquisition-related costs	5.5	—
Goodwill impairment charge	—	0.6
Amortization of acquisition-related intangibles	1.9	2.1
Associated tax effects of the above and other acquisition-related intangibles	0.3	0.3

Adjusted net income	$11.6	$13.3

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$100.1	$108.0
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to factory closures	—	4.5
Acquisition-related costs	1.5	—

Adjusted gross margin	$101.6	$112.5

Reconciliation of R&D and SG&A to Adjusted R&D and SG&A
R&D and SG&A	$88.7	$94.4
Adjustments to reconcile R&D and SG&A to adjusted R&D and SG&A:
Acquisition-related costs	(4.0)	—

Adjusted R&D and SG&A	$84.7	$94.4

Reconciliation of Operating Cash Flow to Free Cash Flow
Cash provided by (used in) operating activities	$0.9	$(14.6)
Capital expenditures	(12.5)	(14.4)
Proceeds from the sale of restructuring property, plant and equipment, including held for sale assets	15.4	—

Free Cash Flow	$3.8	$(29.0)

Total Revenues

	Three Months Ended
	March 27, 2016	March 29, 2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Total revenues	$327.0	$355.7	$(28.7)	(8.1)%

Revenue was 8.1% lower in the first quarter of 2016 compared to the same period a year ago due primarily to reduced product volume, and to a lesser extent pricing impacts.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic revenue for the first quarter of 2016 and the first quarter of 2015.

	Three Months Ended
	March 27, 2016	March 29, 2015
Percent of total revenue:
U.S.	10%	8%
Other Americas	1	2
Europe	18	16
China	42	41
Taiwan	9	10
Korea	5	6
Other Asia/Pacific (1)	15	17

Total	100%	100%

(1)	For our geographic reporting purposes includes Japan and Singapore.

The increase in Europe is driven by strength in the automotive and industrial sectors. The decrease in Other Asia/Pacific is driven by weakness in consumer and mobile end markets.

Gross Margin

	Three Months Ended
	March 27, 2016	March 29, 2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Gross Margin $	$100.1	$108.0	$(7.9)	(7.3)%
Gross Margin %	30.6%	30.4%

Gross margin decreased $7.9 million in the first quarter of 2016 compared to the same period a year ago due primarily to pricing impacts, partially offset by a reduction in accelerated depreciation costs due to factory closures in 2015.

Adjusted Gross Margin

	Three Months Ended
	March 27, 2016	March 29, 2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Adjusted Gross Margin $	$101.6	$112.5	$(10.9)	(9.7)%
Adjusted Gross Margin %	31.1%	31.6%

Adjusted gross margin does not include accelerated depreciation due to factory closures and acquisition-related costs. See reconciliation of gross margin to adjusted gross margin above for explanation of changes.

Operating Expenses

	Three Months Ended
	March 27, 2016	March 29, 2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Research and development	$40.1	$41.7	$(1.6)	(3.8)%
Selling, general and administrative	$48.6	$52.7	$(4.1)	(7.8)%

Research and development expenses decreased 3.8% in the first quarter of 2016 compared to the same period a year ago due primarily to selectivity in funding various programs and other spending reductions, partially offset by acquisition-related costs. Selling, general and administrative expenses decreased 7.8% in the first quarter of 2016 compared to the same period a year ago due primarily to cost savings attributable to the restructuring actions announced in the third quarter of 2015, partially offset by acquisition-related costs.

Adjusted Operating Expenses

	Three Months Ended
	March 27, 2016	March 29, 2015	$ Change Inc (Dec)	% Change Inc (Dec)
Adjusted research and development	$39.0	$41.7	$(2.7)	(6.5)%
Adjusted selling, general and administrative	$45.7	$52.7	$(7.0)	(13.3)%

Adjusted research and development and adjusted selling, general and administrative expenses do not include acquisition-related costs. See reconciliation of R&D and SG&A to adjusted R&D and SG&A above.

Restructuring, Impairments and Other Costs

During the three months ended March 27, 2016 and March 29, 2015, we recorded restructuring, impairments and other costs of $(10.9) million and $4.7 million, respectively. Please refer to Item 1. Note 9 Restructuring, Impairments and Other Costs to our unaudited consolidated financial statements included within this report for further details regarding this matter.

Goodwill Impairment Charge

In the first quarter of 2015, we incurred a $0.6 million goodwill impairment charge as a result of the impairment test performed in conjunction with our operating segment reorganization. Please refer to Note 7. Goodwill and Intangible Assets to our Annual Report in form 10-K for the year ended December 27, 2015 for further details regarding this matter.

Other Expense, net

During the three months ended March 27, 2016 and March 29, 2015, we recorded other expense, net of $1.6 million and $1.2 million, respectively. Please refer to Item 1. Note 5 Financial Statement Details to our unaudited consolidated financial statements included within this report for further details regarding this matter.

Income Taxes

	Three Months Ended
	March 27, 2016	March 29, 2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Income before income taxes	$18.8	$5.0	$13.8	276.0%
Provision for income taxes	$4.0	$3.9	$0.1	2.6%

The effective tax rate for the first quarter of 2016 was 21% compared to 78% for the first quarter of 2015. The change in the effective rate, while impacted by foreign exchange rates and an increase in unrecognized tax benefits in Korea, was primarily driven by the favorable tax treatment of the gain on the sale of the facility in Penang, Malaysia.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of March 27, 2016, a deferred tax liability of $4.3 million has been recorded, with no impact to the consolidated statement of operations due to having a full valuation allowance against our net U.S. deferred tax assets.

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. We have operations or maintain distribution relationships in the U.S., Europe, Asia/Pacific, Japan and Korea. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Euro and South Korean won. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. In particular, as the U.S. dollar strengthens versus other currencies the value of the non-U.S. revenue will decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expense which will also decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies the value of the non-U.S. revenue and expenses will increase when reported in U.S. dollars. We may establish revenue and expense hedging and balance sheet risk management programs to protect against short term volatility of future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.

Free Cash Flow

	Three Months Ended
	March 27, 2016	March 29, 2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)
Free Cash Flow	$3.8	$(29.0)	$32.8	113.1%

Free cash flow is a non-GAAP financial measure. To determine free cash flow, we subtract capital expenditures and add back proceeds from the sale of property, plant, and equipment to cash provided by operating activities. Free cash flow increased in the first quarter of 2016 compared to the same period a year ago due primarily to proceeds from the disposal of held for sale assets and a reduction in inventory levels. Please refer to the non-GAAP measures reconciliation included within this report for our Free Cash Flow reconciliation.

Reportable Segments

The following table represents comparative disclosures of revenue, gross margin and operating income (loss) of our reportable segments.

	Three Months Ended
	March 27, 2016					March 29, 2015
	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)					(Dollars in millions)
SPS	$205.7	62.9%	$62.1	30.2%	$41.7	$211.2	59.3%	$63.2	29.9%	$42.8
APSS	76.4	23.4%	28.5	37.3%	8.1	96.3	27.1%	36.7	38.1%	11.5
SPG	44.9	13.7%	11.0	24.5%	9.9	48.2	13.6%	12.6	26.1%	11.2
Corporate (1,2)	—	—%	(1.5)	—%	(39.3)	—	—%	(4.5)	—%	(59.3)

Total	$327.0	100.0%	$100.1	30.6%	$20.4	$355.7	100.0%	$108.0	30.4%	$6.2

	Three Months Ended
(1)	March 27, 2016	March 29, 2015
	(In millions)
Accelerated depreciation on assets related to factory closures	$—	$(4.5)
Acquisition-related costs	(1.5)	—

Corporate gross margin total	$(1.5)	$(4.5)

	Three Months Ended
(2)	March 27, 2016	March 29, 2015
	(In millions)
Restructuring, impairments, and other costs	$10.9	$(4.7)
Accelerated depreciation on assets related to factory closures	—	(4.5)
Selling, general and administrative expense	(40.8)	(46.6)
Acquisition-related costs	(5.5)	—
Corporate research and development expense	(3.9)	(3.5)

Corporate operating loss total	$(39.3)	$(59.3)

Total Revenue

	Three Months Ended
	March 27, 2016	March 29, 2015	% Change
	(Dollars in millions)
SPS	$205.7	$211.2	(2.6)%
APSS	76.4	96.3	(20.7)%
SPG	44.9	48.2	(6.8)%

Total revenue	$327.0	$355.7	(8.1)%

SPS revenue decreased 2.6% in the first quarter of 2016 from the same period in the prior year due primarily to pricing impacts. APSS revenue decreased 20.7% in the first quarter of 2016 from the same period in the prior year due primarily to reduced product volume, specifically related to weakness in the mobile sector. SPG revenue decreased 6.8% in the first quarter of 2016 from the same period in the prior year due primarily to reduced product volume.

Gross Margin

	Three Months Ended
	March 27, 2016	March 29, 2015	% Change
	(Dollars in millions)
SPS	$62.1	$63.2	(1.7)%
APSS	28.5	36.7	(22.3)%
SPG	11.0	12.6	(12.7)%
Corporate (1)	(1.5)	(4.5)	(66.7)%

Total gross margin $	$100.1	$108.0	(7.3)%

	Three Months Ended
	March 27, 2016	March 29, 2015
SPS	30.2%	29.9%
APSS	37.3%	38.1%
SPG	24.5%	26.1%
Total gross margin %	30.6%	30.4%

(1) Please refer to Reconciliation of Gross Margin to Adjusted Gross Margin in our Results from Operations for more details.

SPS gross margin was relatively flat in the first quarter of 2016 from the same period in the prior year. APSS gross margin decreased 22.3% in the first quarter of 2016 from the same period in the prior year due primarily to product mix impacts. SPG gross margin decreased 12.7% in the first quarter of 2016 from the same period in the prior year due to product mix and pricing impacts.

Operating Income (Loss)

	Three Months Ended
	March 27, 2016	March 29, 2015	% Change
	(Dollars in millions)
SPS	$41.7	$42.8	(2.6)%
APSS	8.1	11.5	(29.6)%
SPG	9.9	11.2	(11.6)%
Corporate	(39.3)	(59.3)	(33.7)%

Total operating income	$20.4	$6.2	229.0%

Total operating income increased 229.0% in the first quarter of 2016 from the same period in the prior year due primarily to changes in restructuring, impairments and other costs, as well as reductions in selling, general and administrative expenses, partially offset by acquisition-related costs. SPS operating income decreased 2.6% in the first quarter of 2016 from the same period in the prior year due primarily to increased research and development expenditures. APSS operating income decreased 29.6% in the first quarter of 2016 from the same period in the prior year due primarily to the reasons described under the heading “Gross Margin” within this section, partially offset by reductions in research and development spending. SPG operating income decreased 11.6% in the first quarter of 2016 from the same period in the prior year due primarily to the reasons described under the heading “Gross Margin” within this section. Corporate operating loss decreased 33.7% in the first quarter of 2016 from the same period in the prior year due primarily to changes in restructuring, impairments and other costs and reductions in accelerated depreciation costs due to factory closures, partially offset by acquisition-related costs.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of March 27, 2016, $110.0 million of our $274.0 million of cash and marketable securities balance was located in the U.S. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

On September 26, 2014, we entered into our current $400.0 million, five-year senior secured revolving credit facility. As of March 27, 2016, $200.0 million was drawn of the $400.0 million credit facility. Please refer to Item 1. Note 7 Indebtedness to our unaudited consolidated financial statements included within this report for further details regarding this matter.

As of March 27, 2016, we were in compliance with the covenants associated with the credit facility and we expect to remain in compliance. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A Risk Factors included in our Annual Report on Form 10-K filed with the SEC on February 25, 2016, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our credit facility places restrictions on the payment of dividends under certain conditions, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first quarter of 2016, we incurred capital expenditures of $12.5 million.

We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. Additional borrowing or equity investment may be required to fund future acquisitions. The sale of additional equity securities could result in additional dilution to our stockholders. On May 20, 2015, the board of directors authorized the additional repurchase of up to $150.0 million of the company’s common stock. This amount is in addition to the authorization of $100.0 million disclosed in May 2014.

Cash Flows

Our cash flows for each period were as follows:

	Three Months Ended
	March 27, 2016	March 29, 2015
	(In millions)
Net cash provided by (used in) operating activities	$0.9	$(14.6)
Net cash provided by (used in) investing activities	2.8	(13.2)
Net cash used in financing activities	(11.1)	(47.4)

Net change in cash and cash equivalents	$(7.4)	$(75.2)

Operating Activities

Operating cash flows represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash operating items, such as depreciation and amortization, impairment charges and stock-based compensation expense; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our results of operations.

Cash provided by (used in) operating activities in the first quarter of 2016 increased by $15.5 million compared to the same period a year ago due primarily to a reduction in inventory levels and other changes in working capital.

Investing Activities

Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as proceeds from divestitures and cash used for acquisitions.

Cash provided by (used in) investing activities in the first quarter of 2016 increased by $16.0 million compared to the same period a year ago due primarily to proceeds from the disposal of held for sale assets.

Financing Activities

Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.

Cash used in financing activities in the first quarter of 2016 decreased by $36.3 million compared to the same period a year ago due primarily to the repurchase of treasury stock in the first quarter of 2015.

New Accounting Standards

For a discussion of new accounting standards, please refer to Item 1. Note 12 Recent Accounting Standards to our unaudited consolidated financial statements included within this report for further details regarding this matter.

Forward Looking Statements

This quarterly report contains “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the use of forward-looking terminology such as “we believe,” “we expect,” “we intend,” “may,” “will,” “should,” “seeks,” “approximately,” “plans,” “estimates,” “anticipates,” or “hopeful,” or the negative of those terms or other comparable terms, or by discussions of our strategy, plans or future performance. All forward-looking statements in this report are made based on management’s current expectations and estimates, which involve risks and uncertainties, including those described above and more specifically in the Risk Factors section included in our Annual Report on Form 10-K. Among these factors are the following: the announcement and pendency of our agreement to be acquired by ON Semiconductor may have a material adverse effect on our business and our stock price; the failure of our pending acquisition by ON Semiconductor to be completed on the terms contemplated or at all may materially and adversely affect our business and our stock price; economic uncertainty, including disruptions in the credit markets, as well as future economic conditions; changes in demand for our products; changes in inventories at our customers and distributors; changes in regional or global economic or political conditions (including as a result of terrorist attacks and responses to them); technological and product development risks, including the risks of failing to maintain the right to use some technologies or failing to adequately protect our own intellectual property against misappropriation or infringement; availability of internal and external manufacturing capacity; the risk of production delays; the inability to attract and retain key management and other employees; risks related to warranty and product liability claims; risks inherent in doing business internationally; changes in tax regulations or the migration of profits from low tax jurisdictions to higher tax jurisdictions; availability and cost of raw materials; competitors’ actions; loss of key customers, including but not limited to distributors; order cancellations or reduced bookings; changes in manufacturing yields or output; and significant litigation. Factors that may affect our operating results are described in the Risk Factors section in the Annual Reports we file with the SEC. Such risks and uncertainties could cause actual results to be materially different from those in the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosure about Market Risk, in our Annual Report on Form 10-K for the year ended December 27, 2015 and under the subheading “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There were no material changes in the information we provided in our Annual Report on Form 10-K for the year ended December 27, 2015 during the period covered by this Quarterly Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to assure, as much as is reasonably possible, that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is communicated to management and recorded, processed, summarized and disclosed within the specified time periods. As of the end of the period covered by this report, our chief executive officer (CEO) and chief financial officer (CFO), with the participation of our management, have evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, our CEO and CFO concluded that as of March 27, 2016, our disclosure controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal controls over financial reporting during the three months ended March 27, 2016 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of March 27, 2016, please read Part I. Item 1. Note 8 Contingencies to our unaudited consolidated financial statements included in this report, which is incorporated into this item by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for fiscal year 2015 filed with the SEC on February 25, 2016, which could materially affect our business, financial condition, and future operating results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes in our assessment of our risk factors set forth in our Annual Report on Form 10-K for fiscal year 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the three months ended March 27, 2016. The following table provides information with respect to purchases made by the company of its own common stock during the three months ended March 27, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
December 28, 2015 - January 24, 2016	—	$—	—	$111.1
January 25, 2016 - February 21, 2016	—	—	—	111.1
February 22, 2016 - March 27, 2016	—	—	—	111.1

Total	—		—

On May 20, 2015, the board of directors authorized the additional repurchase of up to $150.0 million of the company’s common stock. This amount is in addition to the authorization of $100.0 million disclosed in May 2014. Share repurchases will be made from time to time in the open market or in privately negotiated transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934. During the three months ended March 27, 2016, we did not repurchase any of our common stock.

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

Date: May 5, 2016