Form 10-K/A
period 2015-12-27
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2016-05-19
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

In accordance with General Instruction G(3) of Form 10-K, this Amendment No. 2 to Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2015 (the “Form 10-K”) is being filed solely for the purpose of filing the Items comprising Part III of the Form 10-K. Amendment No. 1 to the Form 10-K, filed with the Securities and Exchange Commission on April 25, 2016, did not include Exhibits 31.01, 31.02, 32.01 and 32.02, which exhibits are included herewith. Except for the inclusion of those exhibits and corresponding changes to the Exhibit Index and this paragraph, this amendment does not modify the Form 10-K or Amendment No. 1 thereto.

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

AUDIT COMMITTEE

TERRY A. KLEBE, Chairman
RANDY W. CARSON
ANTHONY LEAR
BRYAN R. ROUB

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

10.24*	Employment Agreement, dated as of December 9, 2009, between Mark S. Thompson, Fairchild Semiconductor International, Inc. and Fairchild Semiconductor Corporation (incorporated by reference from Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2009, filed February 25, 2010).

10.38*	Employment Offer Letter from Fairchild Semiconductor Corporation to Gaurang Shah, dated June 22, 2015 (incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Annual Report on Form 10-K for the year ended December 27, 2015, filed April 25, 2016).

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Thompson.

32.02	Certification, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Mark S. Frey.

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC.

By:	/s/ Paul D. Delva
Paul D. Delva
Sr. V.P., General Counsel and Secretary

Date: May 19, 2016