Form 10-Q
period 2016-06-26
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2016-08-10
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016

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

The number of shares outstanding of the Registrant’s Common Stock as of July 24, 2016 was 114,830,584.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)

	As of
	June 26, 2016	December 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$329.0	$279.4
Short-term marketable securities	0.1	0.2
Accounts receivable, net of allowances of $47.0 and $36.2 at June 26, 2016 and December 27, 2015, respectively	149.2	132.6
Inventories, net	273.2	304.2
Other current assets	38.8	50.5

Total current assets	790.3	766.9
Property, plant and equipment, net	525.5	550.4
Deferred income taxes, net of allowances	18.6	16.8
Intangible assets, net	24.0	27.5
Goodwill	205.9	204.5
Long-term marketable securities	2.0	2.0
Other assets	18.3	17.8

Total assets	$1,584.6	$1,585.9

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99.3	$110.6
Accrued expenses and other current liabilities	93.1	115.6

Total current liabilities	192.4	226.2
Long-term debt	198.9	198.4
Deferred income taxes	35.3	34.2
Other liabilities	25.5	24.6

Total liabilities	452.1	483.4
Commitments and contingencies
Temporary equity – deferred stock units	4.6	6.3
Stockholders’ equity:
Common stock	1.4	1.4
Additional paid-in capital	1,565.3	1,560.6
Accumulated deficit	(41.1)	(62.7)
Accumulated other comprehensive loss	(10.1)	(15.5)
Treasury stock, at cost	(387.6)	(387.6)

Total stockholders’ equity	1,127.9	1,096.2

Total liabilities, temporary equity and stockholders’ equity	$1,584.6	$1,585.9

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Total revenue	$350.0	$355.2	$677.0	$710.9
Cost of sales	246.9	245.4	473.8	493.1

Gross margin	103.1	109.8	203.2	217.8

Gross margin %	29.5%	30.9%	30.0%	30.6%

Operating expenses:
Research and development	41.6	42.3	81.7	84.0
Selling, general and administrative	47.7	57.8	96.3	110.5
Amortization of acquisition-related intangibles	1.9	2.1	3.8	4.2
Restructuring, impairments, and other costs	0.6	4.2	(10.3)	8.9
Charge for litigation	0.5	—	0.5	—
Goodwill impairment charge	—	—	—	0.6

Total operating expenses	92.3	106.4	172.0	208.2

Operating income	10.8	3.4	31.2	9.6

Other expense, net	1.2	1.6	2.8	2.8

Income before income taxes	9.6	1.8	28.4	6.8

Provision for income taxes	2.7	2.7	6.7	6.6

Net income (loss)	$6.9	$(0.9)	$21.7	$0.2

Net income (loss) per common share:
Basic	$0.06	$(0.01)	$0.19	$—

Diluted	$0.06	$(0.01)	$0.19	$—

Weighted average common shares:
Basic	114.7	116.1	114.3	116.7

Diluted	116.4	116.1	116.5	119.2

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Net income (loss)	$6.9	$(0.9)	$21.7	$0.2
Other comprehensive income (loss), net of tax:
Net change associated with hedging transactions (2)	—	(0.8)	(0.4)	1.5
Net amount reclassified to earnings for hedging (1)	1.3	(0.7)	3.7	(0.6)
Net change associated with fair value of securities	0.1	—	0.1	—
Net change associated with pension transactions	0.1	—	0.1	0.1
Foreign currency translation adjustment	0.7	1.0	1.9	(4.3)

Total other comprehensive income (loss), net of tax	2.2	(0.5)	5.4	(3.3)

Comprehensive income (loss)	$9.1	$(1.4)	$27.1	$(3.1)

		Three Months Ended		Six Months Ended
		June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
(1)	Net amount reclassified for cash flow hedges included in total revenue	$0.2	$(6.3)	$0.2	$(4.1)
	Net amount reclassified for cash flow hedges included in cost of sales	1.0	4.7	3.0	3.0
	Net amount reclassified for cash flow hedges included in research and development	0.1	0.9	0.5	0.5

	Total net amount reclassified to earnings for hedging	$1.3	$(0.7)	$3.7	$(0.6)

(2)	Net of tax of $0.8 million in the second quarter and the first six months of 2015.

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

	Six Months Ended
	June 26, 2016	June 28, 2015
Cash flows from operating activities:
Net income	$21.7	$0.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	55.0	72.0
Non-cash stock-based compensation expense	14.6	16.6
Non-cash financing expense	0.5	0.7
Goodwill impairment charge	—	0.6
Gain on disposal of restructuring assets, including assets held for sale	(12.7)	(0.2)
Loss on disposal of property, plant and equipment	0.9	0.3
Deferred income taxes, net	(0.7)	(0.5)
Changes in operating assets and liabilities
Accounts receivable, net	(16.6)	(30.2)
Inventories	31.1	(23.4)
Other current assets	7.7	(1.6)
Accounts payable	(12.0)	11.0
Accrued expenses and other current liabilities	(17.8)	(14.2)
Other assets and liabilities, net	0.3	2.6

Net cash provided by operating activities	$72.0	$33.9

Cash flows from investing activities:
Capital expenditures	$(25.8)	$(29.0)
Proceeds from the sale of restructuring property, plant and equipment, including held for sale assets	15.9	1.6
Proceeds from the sale of property, plant and equipment	—	0.1
Purchase of molds and tooling	(0.6)	(0.5)
Maturity of marketable securities	0.2	0.1

Net cash used in investing activities	$(10.3)	$(27.7)

Cash flows from financing activities:
Proceeds from issuance of stock for share-based compensation arrangements	$0.3	$1.4
Purchase of treasury stock	—	(60.5)
Shares withheld for employee taxes	(12.4)	(9.9)
Debt financing costs	—	(0.1)

Net cash used in financing activities	$(12.1)	$(69.1)

Net change in cash and cash equivalents	$49.6	$(62.9)
Cash and cash equivalents at beginning of period	279.4	352.9

Cash and cash equivalents at end of period	$329.0	$290.0

See accompanying notes to unaudited consolidated financial statements.

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying interim consolidated financial statements of Fairchild Semiconductor International, Inc. (“Fairchild Semiconductor”, “we”, “our” or “ the company”) have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 27, 2015. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The financial statements should be read in conjunction with the financial statements in our Annual Report on Form 10-K for the year ended December 27, 2015. Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K and updated, as necessary, in Form 10-Q. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

Our fiscal calendar, in which each quarter ends on a Sunday, contains 53 weeks every seven years compared to the usual 52 weeks. This additional week is included in the first quarter of the year. Our results for the three months ended June 26, 2016 and June 28, 2015 both consisted of 13 weeks. Our results for the six months ended June 26, 2016 and June 28, 2015 both consisted of 26 weeks.

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

Pending Acquisition

On November 18, 2015, Fairchild Semiconductor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ON Semiconductor Corporation and its wholly owned subsidiary, Falcon Operations Sub, Inc. (together, “ON Semiconductor”), under which ON Semiconductor agreed to acquire Fairchild Semiconductor. The total transaction value is expected to be approximately $2.4 billion. Under the terms of the Merger Agreement, on December 4, 2015, ON Semiconductor commenced a tender offer to acquire outstanding shares of Fairchild Semiconductor common stock from our stockholders for $20.00 per share, net to each holder in cash (the “Offer Price”). The tender offer is described in a Tender Offer Statement on Schedule TO filed by ON Semiconductor with the Securities and Exchange Commission on December 4, 2015 (as amended, the “ON Schedule TO”). The closing of the tender offer is subject to various conditions, including there being validly tendered in the tender offer at least a majority of our then-outstanding shares, and the receipt of customary regulatory approvals in the U.S. and other countries. Following receipt of those approvals and after such time as all shares tendered in the tender offer are accepted for payment, the Merger Agreement provides for the parties to effect a merger which would result in all shares not tendered in the tender offer (other than shares held by (i) ON Semiconductor, Fairchild Semiconductor or their respective subsidiaries immediately prior to the effective time of the merger, and (ii) stockholders of Fairchild Semiconductor who properly exercised their appraisal rights under the Delaware General Corporation Law) being converted into the right to receive the Offer Price. In addition, immediately prior to the effective time of the merger, all outstanding options to purchase shares of Fairchild Semiconductor common stock, restricted stock units, deferred stock units and performance units will become fully vested and be converted into the right to receive the Offer Price (net of any applicable exercise price with respect to options).

At the completion of the merger, Fairchild Semiconductor would become a wholly-owned subsidiary of ON Semiconductor. Additional information about our pending acquisition by ON Semiconductor is available in the Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission by Fairchild Semiconductor International, Inc. (as amended, our “Schedule 14D-9”). The foregoing description of the Merger Agreement and the terms and conditions of the tender offer and merger do not purport to be complete and are qualified in their entirety by reference to the Merger Agreement, to our Schedule 14D-9, and to ON Semiconductor’s tender offer to purchase and other related documents, copies of which are filed as Exhibits (e)(1) and (a)(1)(A), respectively, of our Schedule 14D-9, all of which are incorporated herein by reference. The Merger Agreement is also filed as Exhibit 2.01 to our Annual Report on Form 10-K for the year ended December 27, 2015. The transaction is expected to close in the third quarter of 2016.

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

All of our derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For these derivatives, we measured fair value utilizing a third-party pricing service. The pricing service utilizes industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. Accordingly, the fair value of these assets is classified as Level 2 within the fair value hierarchy.

We do not have any financial instruments classified as Level 3.

The tables below present information about our assets and liabilities that are regularly measured and carried at fair value and indicate the level within the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As of June 26, 2016
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivative contract assets	$0.2	$—	$0.2	$—
Derivative contract liabilities	(0.4)	—	(0.4)	—

Total derivative contracts	$(0.2)	$—	$(0.2)	$—

Marketable securities	$2.1	$2.1	$—	$—

	As of December 27, 2015
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In millions)
Derivative contract assets	$1.0	$—	$1.0	$—
Derivative contract liabilities	(4.4)	—	(4.4)	—

Total derivative contracts	$(3.4)	$—	$(3.4)	$—

Marketable securities	$2.2	$2.2	$—	$—

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

	As of June 26, 2016		As of December 27, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Revolving credit facility borrowings	$200.0	$200.0	$200.0	$200.0

Note 3 – Marketable Securities

Our marketable securities are categorized as available-for-sale and are summarized as follows:

	As of June 26, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
U.S. Treasury securities and obligations of U.S. government agencies	$0.1	$—	$—	$0.1

Total short-term marketable securities	$0.1	$—	$—	$0.1

U.S. Treasury securities and obligations of U.S. government agencies	$1.7	$0.2	$—	$1.9
Corporate debt securities	0.1	—	—	0.1

Total long-term marketable securities	$1.8	$0.2	$—	$2.0

	As of December 27, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In millions)
U.S. Treasury securities and obligations of U.S. government agencies	$0.2	$—	$—	$0.2

Total short-term marketable securities	$0.2	$—	$—	$0.2

U.S. Treasury securities and obligations of U.S. government agencies	$1.7	$0.2	$—	$1.9
Corporate debt securities	0.1	—	—	0.1

Total long-term marketable securities	$1.8	$0.2	$—	$2.0

The amortized cost and estimated fair value of our marketable securities available-for-sale by contractual maturity are summarized as follows:

	As of June 26, 2016
	Amortized Cost	Fair Value
	(In millions)
Due in one year or less	$0.1	$0.1
Due after one year through five years	0.7	0.8
Due after five years through ten years	0.9	1.0
Due after ten years	0.2	0.2

	$1.9	$2.1

Note 4 – Derivatives

We used derivative instruments in the first six months of 2016 and fiscal year 2015 to manage exposures to changes in foreign currency exchange rates. The fair value of these hedges is recorded on the balance sheet. Please refer to Note 2 Fair Value Measurements for further information about the fair value of derivatives.

Foreign Currency Forward Contracts - Hedging Instruments

We used foreign currency forward contracts in the first six months of 2016 and fiscal year 2015 to hedge a portion of our forecasted foreign exchange denominated revenues and expenses. We monitor our foreign currency exposures in an effort to maximize the overall effectiveness of our foreign currency hedge positions. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The maturities of the hedges are 6 months or less as of the end of June 26, 2016. We have not entered into any new foreign currency forward contracts during the first six months of 2016.

Changes in the fair value of derivative instruments related to time value are included in the assessment of hedge effectiveness. Hedge ineffectiveness did not have a material impact on earnings for the six months ended June 26, 2016.

Derivative gains and losses included in AOCI are reclassified into earnings at the time the forecasted transaction is recognized. For derivative transactions related to inventory, the effective portion of foreign exchange gains and losses deferred in AOCI is reclassified into earnings as the underlying inventory is sold, using historical inventory turnover rates. We estimate that $0.2 million of net unrealized derivative losses included in AOCI will be reclassified into earnings within the next six months.

The following tables present derivatives designated as hedging instruments:

	As of June 26, 2016				As of December 27, 2015
	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI	Balance Sheet Classification	Notional Amount	Fair Value	Amount of Gain (Loss) Recognized In AOCI
	(In millions)				(In millions)
Derivatives Designated as Hedging Instruments

Derivatives for forecasted revenues	Other current assets	$10.0	$0.1	$0.1	Other current assets	$30.8	$0.7	$0.7
Derivatives for forecasted revenues	Other current liabilities	1.1	(0.2)	(0.2)	Other current liabilities	7.6	(0.1)	(0.1)
Derivatives for forecasted expenses	Other current assets	40.9	0.1	0.1	Other current assets	29.1	0.3	0.3
Derivatives for forecasted expenses	Other current liabilities	10.4	(0.2)	(0.2)	Other current liabilities	121.0	(4.3)	(4.3)

Total foreign exchange contract derivatives		$62.4	$(0.2)	$(0.2)		$188.5	$(3.4)	$(3.4)

	For the Six Months Ended June 26, 2016		For the Six Months Ended June 28, 2015
	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Reclassified from AOCI
	(In millions)		(In millions)
Derivatives Designated as Hedging Instruments
Total revenue	$(0.2)	$(0.2)	$4.1	$4.1
Expenses	(3.5)	(3.5)	(3.5)	(3.5)

Net gain (loss) recognized in income	$(3.7)	$(3.7)	$0.6	$0.6

Gain (Loss) Recognized in OCI for Derivative Instruments (1)
For the Six Months Ended June 26, 2016
(In millions)
Foreign exchange contracts	$3.3

(1)	This amount is inclusive of both realized and unrealized gains and losses recognized in OCI.

The following tables present derivatives not designated as hedging instruments.

	As of June 26, 2016		As of December 27, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In millions)		(In millions)
Derivatives Not Designated as Hedging Instruments
Other current assets	$—	$—	$14.7	$—
Other current liabilities	—	—	5.4	—

Total derivatives, net	$—	$—	$20.1	$—

	For the Six Months Ended
	June 26, 2016	June 28, 2015
	Amount of Gain (Loss) Recognized In Income	Amount of Gain (Loss) Recognized In Income
	(In millions)	(In millions)
Derivatives Not Designated as Hedging Instruments
Total revenue	$—	$0.1
Expenses	—	(0.7)
Other expense, net	(0.6)	—

Net loss recognized in income	$(0.6)	$(0.6)

We net the fair value of all derivative financial instruments with counter-parties for which a master netting arrangement is utilized.

The gross amounts of the derivative assets and liabilities are as follows:

	As of
	June 26, 2016	December 27, 2015
	(In millions)
Gross Assets	$0.4	$1.0
Gross Liabilities	(0.2)	—

Current Assets	$0.2	$1.0

Gross Assets	$—	$—
Gross Liabilities	(0.4)	(4.4)

Current Liabilities	$(0.4)	$(4.4)

Note 5 – Financial Statement Details

	As of
	June 26, 2016	December 27, 2015
	(In millions)
Inventories, net
Raw materials	$37.9	$40.4
Work in process	140.7	157.6
Finished goods	94.6	106.2

Total inventories, net	$273.2	$304.2

	As of
	June 26, 2016	December 27, 2015
	(In millions)
Property, plant and equipment
Land and improvements	$17.0	$17.7
Buildings and improvements	289.5	284.6
Machinery and equipment	1,626.5	1,667.4
Construction in progress	19.2	52.1

Total property, plant and equipment	1,952.2	2,021.8
Less accumulated depreciation	1,426.7	1,471.4

Total property, plant, and equipment, net	$525.5	$550.4

Assets classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. The carrying value of these assets, as of the second quarter of 2016 and the fourth quarter of 2015 was $12.5 million and $15.4 million, respectively and are reported in the other current assets line of our statement of financial position. The reduction in carrying value of $2.9 million is discussed in Note 9 Restructuring, Impairments and Other Costs. We expect to dispose of the remaining assets within the next twelve months.

	As of
	June 26, 2016	December 27, 2015
	(In millions)
Accrued expenses and other current liabilities
Payroll and employee related accruals	$55.7	$60.9
Accrued interest	0.5	0.4
Taxes payable	13.0	12.1
Restructuring	0.8	7.5
Other	23.1	34.7

Total accrued expenses and other current liabilities	$93.1	$115.6

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(In millions)
Other expense, net
Interest expense	$1.3	$1.5	$2.8	$2.8
Interest income	(0.2)	(0.1)	(0.4)	(0.3)
Other, net	0.1	0.2	0.4	0.3

Other expense, net	$1.2	$1.6	$2.8	$2.8

Note 6 – Goodwill and Intangible Assets

Our total goodwill balances were $205.9 million and $204.5 million at June 26, 2016 and December 27, 2015, respectively. The difference between the two periods relates to foreign exchange impacts of $1.4 million. Please refer to Note 7. Goodwill and Intangible Assets to our Annual Report in form 10-K for the year ended December 27, 2015 for more information regarding our accumulated impairment losses and goodwill balances.

The following table presents the carrying amount of goodwill by reportable segment:

	SPS	APSS	SPG	Total
	(In millions)
Balance at June 26, 2016
Goodwill	$219.6	$112.5	$77.7	$409.8
Accumulated impairment losses	(114.5)	(12.8)	(76.6)	(203.9)

	$105.1	$99.7	$1.1	$205.9

Foreign exchange impact	$—	$1.4	$—	$1.4

Balance at December 27, 2015
Goodwill	$219.6	$111.1	$77.7	$408.4
Accumulated impairment losses	(114.5)	(12.8)	(76.6)	(203.9)

	$105.1	$98.3	$1.1	$204.5

The following table presents a summary of acquired intangible assets:

		As of June 26, 2016		As of December 27, 2015
	Period of Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(In millions)
Developed technology	8-10 years	$260.6	$(249.7)	$260.1	$(248.1)
Customer base	6-10 years	85.8	(82.6)	85.7	(80.9)
Core technology	10-15 years	15.7	(8.0)	15.7	(7.4)
In-process R&D	3-10 years	3.3	(1.4)	3.3	(1.2)
Trademarks and trade names	5 years	0.5	(0.2)	0.5	(0.2)

Total identifiable intangible assets		$365.9	$(341.9)	$365.3	$(337.8)

Amortization expense for intangible assets was $3.8 million and $4.2 million for the six months ended June 26, 2016 and June 28, 2015, respectively.

The estimated amortization expense for intangible assets for each of the five succeeding fiscal years is as follows:

Estimated Amortization Expense:	(In millions)
Remaining Fiscal 2016	$4.2
Fiscal 2017	5.5
Fiscal 2018	4.1
Fiscal 2019	3.6
Fiscal 2020	3.1

Note 7 – Indebtedness

Our indebtedness consists of the following:

	As of
	June 26, 2016	December 27, 2015
	(In millions)
Revolving credit facility borrowings	$200.0	$200.0
Less debt issuance costs	(1.2)	(1.7)
Other debt	0.1	0.1

Total long-term debt	$198.9	$198.4

Revolving Credit Facility

On September 26, 2014, we entered into our current $400.0 million, five-year senior secured revolving credit facility. Please refer to Note 8. Indebtedness to our Annual Report in form 10-K for the year ended December 27, 2015 for further information about our revolving credit facility.

After adjusting for outstanding letters of credit, we have $199.3 million available under the credit facility as of June 26, 2016. We have additional outstanding letters of credit of $0.4 million that do not fall under the credit facility as of June 26, 2016. We also have $3.7 million of undrawn credit facilities at certain of our foreign subsidiaries as of June 26, 2016. These outstanding amounts do not impact available borrowings under the credit facility.

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

For a limited number of matters disclosed in this note for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, we estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, we review and evaluate our material litigation on an ongoing basis in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, legal analysis and opinions of counsel, rulings on motions, settlement discussions, and other rulings by courts, arbitrators or others. If we possess sufficient information to develop an estimate of loss or range of possible loss, that estimate is disclosed either individually or in the aggregate. Finally, for loss contingencies for which we believe the possibility of loss is remote, we do not record a reserve or assess the range of possible losses.

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

The trial in the case was divided into three phases. In the first phase of the trial that occurred in October of 2006, a jury returned a verdict finding that thirty-three of the company’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against the company. The company voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December of 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34.0 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June of 2009, the court found the company’s infringement to have been willful, and in January 2011 the court awarded Power Integrations final damages in the amount of $12.2 million. The company appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. In March 2013, the court of appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find the company liable for induced infringement. The court also vacated the earlier judgment of willful patent infringement by the company. The full court of appeals and the Supreme Court of the United States have since denied Power Integrations’ requests to review the appeals court ruling. Although the appeals court instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, the company believes that damages on the basis of that level of infringing activity would not be material. Accordingly, the company released $12.6 million from its reserves relating to this case during the first quarter of 2013.

POWI 2: In May 2008, Power Integrations filed another lawsuit against the company, Fairchild Semiconductor Corporation and its wholly owned subsidiary, System General Corporation (now named Fairchild (Taiwan) Corporation), in the U.S. District Court for the District of Delaware, alleging infringement of three patents. Of the three patents asserted in that lawsuit, two were asserted against the company and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, Power Integrations added a fourth patent to this case.

In October 2008, Fairchild Semiconductor Corporation and System General Corporation filed a patent infringement lawsuit against Power Integrations in the U.S. District Court for the District of Delaware, alleging that certain PWM integrated circuit products infringe one or more claims of two U.S. patents owned by System General. The lawsuit seeks monetary damages and an injunction preventing the manufacture, use, sale, offer for sale or importation of Power Integrations products found to infringe the asserted patents.

Both lawsuits were consolidated and heard together in a jury trial in April of 2012. The jury found that Power Integrations infringed one of the two U.S. patents owned by System General and upheld the validity of both System General patents. In the same verdict, the jury found that the company infringed two of four U.S. patents asserted by Power Integrations and that the company had induced its customers to infringe the asserted patents. (The court later ruled that the company infringed one other asserted Power Integrations patent that the jury found was not infringed.) The jury also upheld the validity of the asserted Power Integrations patents. The verdict concluded the first phase of trial in this case. On June 30, 2014, the court issued an order enjoining Fairchild from making, using, selling, offering to sell or importing into the United States the products found to infringe the Power Integrations patents in the case as well as certain products that were similar to the products found to infringe. Willfulness and damages in the case will be determined in a second phase, which has yet to be scheduled and will occur after appeals of the first phase. The company and Power Integrations have filed appeals from the first phase. These appeals were argued before the U.S. Court of Appeals for the Federal Circuit on July 8, 2016. A ruling on the appeals is expected in the next several months.

POWI 3: On November 4, 2009, Power Integrations filed another patent infringement lawsuit against the company, Fairchild Semiconductor Corporation and its wholly owned subsidiary, System General Corporation (now named Fairchild (Taiwan) Corporation), in the U.S. District Court for the Northern District of California alleging that several of its products infringe three of Power Integrations’ patents. Fairchild filed counterclaims asserting that Power Integrations infringes two Fairchild patents. A trial was held February 2014 on two Power Integrations’ patents and one Fairchild patent. On March 4, 2014, a jury returned a verdict finding that Fairchild willfully infringed both Power Integrations patents, awarding Power Integrations $105.0 million in damages, and finding that Power Integrations did not infringe the Fairchild patent. Both parties filed various post-trial motions, which were denied by the court with the exception of Fairchild’s motion to set aside the jury’s determination that it acted willfully. The court granted the company’s motion and determined that, as a matter of law, Fairchild’s actions were not willful.

In addition to the ruling on willfulness, the company continued to challenge several other aspects of the verdict during post-trial review. Specifically, the company asserted that the damages award included legal and evidentiary defects that were inconsistent with rulings by the U.S. Court of Appeals for the Federal Circuit. On November 25, 2014, the trial court ruled that the jury lacked sufficient evidence on which to base its damages award and, consequently, vacated the $105.0 million verdict and ordered a second trial on damages. The court later denied Power Integrations’ request to enjoin the Fairchild products that were found to infringe, finding, among other things, that the evidence at trial failed to establish a causal connection between the alleged harm and the alleged infringement. The court ruled that Power Integrations can request an injunction after the second trial on damages. The second damages trial was held in December 2015. On December 17, 2015, a jury returned a verdict awarding Power Integrations $139.8 million in damages. The company has filed a number of post-trial motions challenging the verdict on several grounds, including several that are similar to challenges to the earlier damages verdict in the case. If the current damages award is not vacated or significantly reduced in post-trial proceedings, the company plans to appeal the current damages award. The company also plans to appeal the 2014 verdict finding that the asserted Power Integrations’ patents were infringed and valid.

POWI 4: In May 2012, the company sued Power Integrations in the U.S. District Court for the District of Delaware. The lawsuit accuses Power Integration’s LinkSwitch-PH LED power conversion products of violating three of the company’s patents. Power Integrations filed counterclaims of patent infringement against the company, asserting five Power Integrations patents. Of those five patents, the court granted Fairchild summary judgment of no infringement on one, Power Integration voluntarily withdrew a second and was forced to remove a third patent during the trial. In June 2015, a jury found that Power Integrations induced infringement of Fairchild’s patent rights, and awarded Fairchild $2.4 million in damages. The same jury found that Fairchild did not infringe one of the two remaining Power Integrations patents, found that Fairchild infringed two claims of the last Power Integrations patent, and awarded Power Integrations damages of $0.1 million. On July 15, 2016, Fairchild filed a motion for a permanent injunction that, if granted, would prohibit Power Integrations from making, using, selling, offering to sell or importing into the United States the Power Integrations products found to infringe the Fairchild patent, which were the basis for the jury’s inducement finding. In the alternative, Fairchild asked the court to determine an ongoing royalty applicable to sales of the Power Integrations products found to infringe. Those motions are pending before the court.

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

For matters where an estimate of the range of possible loss is reasonably possible, management currently estimates the aggregate range of reasonably possible loss, in excess of amounts accrued for outstanding matters, is $1.2 million to $18.4 million. The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what we believe to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent our maximum exposure.

Note 9 – Restructuring, Impairments and Other Costs

During the three months ended June 26, 2016 and June 28, 2015, we recorded restructuring, impairment and other costs, net of releases and gains of $0.6 million and $4.2 million, respectively. During the six months ended June 26, 2016 and June 28, 2015, we recorded restructuring, impairment and other costs, net of releases and gains of $(10.3) million and $8.9 million, respectively. The detail of the charges for the three and six months ended June 26, 2016 is presented in the summary table below.

2015 Operating Expense Reduction Program

In the third quarter of 2015, we announced a program to reduce operating expenses by approximately $30.0 million to $34.0 million annually. This is a structural change to the operating expense level of the company and the anticipated savings contain no temporary measures. We recorded $12.9 million of employee separation expense in 2015, which represents the full cost of this program. This program is substantially complete as of June 26, 2016.

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

In addition to the amounts recorded in the summary below, we expect to incur an additional $1 million in site closure costs to complete this program in fiscal year 2016.

	Accrual Balance at December 27, 2015	Restructuring Charges	Other Charges	Reserve Release	Cash (Paid) Received	Net Book Value Assets Disposed	Accrual Balance at March 27, 2016
	(In millions)
2014 Infrastructure Realignment Program:
Employee separation costs	$3.3	$—	$—	$(0.1)	$(2.2)	$—	$1.0
Asset disposal (gain) loss	—	(12.5)	—	—	15.4	(2.9)	—
Factory closure costs	1.2	0.9	—	—	(2.1)	—	—
Qualification costs	—	—	1.0	—	(1.0)	—	—
2015 Operating Expense Reduction Program:
Employee separation costs	3.0	0.1	—	(0.3)	(2.1)	—	0.7

	$7.5	$(11.5)	$1.0	$(0.4)	$8.0	$(2.9)	$1.7

	Accrual Balance at March 27, 2016	Restructuring Charges	Other Charges	Reserve Release	Cash (Paid) Received	Net Book Value Assets Disposed	Accrual Balance at June 26, 2016
	(In millions)
2014 Infrastructure Realignment Program:
Employee separation costs	$1.0	$—	$—	$—	$(0.5)	$—	$0.5
Asset disposal (gain) loss	—	(0.2)	—	—	0.5	(0.3)	—
Factory closure costs	—	0.4	—	—	(0.4)	—	—
Qualification costs	—	—	0.5	—	(0.5)	—	—
2015 Operating Expense Reduction Program:
Employee separation costs	0.7	—	—	(0.1)	(0.3)	—	0.3

	$1.7	$0.2	$0.5	$(0.1)	$(1.2)	$(0.3)	$0.8

Note 10 – Net Income (Loss) Per Share

Basic and diluted net income (loss) per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(In millions, except per share data)
Net income (loss)	$6.9	$(0.9)	$21.7	$0.2

Weighted average number of common shares outstanding - basic	114.7	116.1	114.3	116.7

Effect of dilutive securities:
Stock options and restricted stock units	1.7	—	2.2	2.5

Weighted average number of common shares outstanding - diluted	116.4	116.1	116.5	119.2

Basic net income (loss) per share	$0.06	$(0.01)	$0.19	$—

Diluted net income (loss) per share	$0.06	$(0.01)	$0.19	$—

Anti-dilutive common stock equivalents	—	2.3	—	0.2

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

The following table presents selected statement of operations information on reportable segments for the three and six months ended June 26, 2016 and June 28, 2015.

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(In millions)
Revenue and operating income:
SPS
Total revenue	$211.8	$210.3	$417.5	$421.5
Operating income	41.4	50.6	83.1	93.4

APSS
Total revenue	91.3	96.6	167.7	192.9
Operating income	9.6	11.4	17.7	22.9

SPG
Total revenue	46.9	48.3	91.8	96.5
Operating income	10.0	9.4	19.9	20.6

Corporate
Restructuring, impairments, and other costs	(0.6)	(4.2)	10.3	(8.9)
Charge for litigation	(0.5)	—	(0.5)	—
Accelerated depreciation on assets related to factory closures	—	(3.5)	—	(8.0)
Inventory write-offs associated with factory closures	—	(4.6)	—	(4.6)
Selling, general and administrative expense	(39.7)	(51.4)	(80.5)	(98.0)
Acquisition-related costs	(5.9)	—	(11.4)	—
Corporate research and development expense	(3.5)	(4.3)	(7.4)	(7.8)

Total consolidated
Total revenue	$350.0	$355.2	$677.0	$710.9
Operating income	$10.8	$3.4	$31.2	$9.6
Other expense, net	$1.2	$1.6	$2.8	$2.8

Income before income taxes	$9.6	$1.8	$28.4	$6.8

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The update replaces the current incurred loss impairment methodology of recognizing credit losses with a methodology that instead reflects expected credit losses and requires consideration of a broader range of information to inform credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, with early adoption permitted for fiscal years and interim periods beginning after December 15, 2018. We are currently evaluating the impact this guidance may have on our consolidated financial position and results of operations and statements of cash flows.

Note 13 – Subsequent Events

We have evaluated subsequent events and did not identify any events that required disclosure as of August 10, 2016.

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

Overview

Fairchild sales for the second quarter were up 7 percent sequentially and 1 percent lower than the year ago quarter. Sales were largely as expected with normal seasonal demand patterns evident across all our end markets.

Demand growth was seasonally strong for our products serving the mobile, appliance, enterprise computing and industrial end markets. We expect this strength to continue in the third quarter. In the mobile sector, orders were particularly strong as new models and additional design wins are expected to drive robust sales growth in the third quarter. We expect normal seasonal demand trends to continue in the other major end markets.

We strive to keep inventory as lean as possible while maintaining high customer service levels. We prefer to maintain maximum flexibility by adjusting internal inventories in response to higher demand before adding more inventory to our distribution channels. Correspondingly, we reduced internal inventory by $11 million sequentially to 102 days. Inventory dollars in the distribution channel increased modestly but we decreased to 10 weeks supply on hand due to the 13 percent sequential growth in distribution sell through.

Results of Operations

The following table summarizes certain information relating to our operating results as derived from our unaudited consolidated financial statements, including results as a percent of revenue.

	Three Months Ended				Six Months Ended
	June 26, 2016		June 28, 2015		June 26, 2016		June 28, 2015
	(Dollars in millions)				(Dollars in millions)
Total revenues	$350.0	100.0%	$355.2	100.0%	$677.0	100.0%	$710.9	100.0%
Gross margin	103.1	29.5%	109.8	30.9%	203.2	30.0%	217.8	30.6%

Operating expenses:
Research and development	41.6	11.9%	42.3	11.9%	81.7	12.1%	84.0	11.8%
Selling, general and administrative	47.7	13.6%	57.8	16.3%	96.3	14.2%	110.5	15.5%
Amortization of acquisition-related intangibles	1.9	0.5%	2.1	0.6%	3.8	0.6%	4.2	0.6%
Restructuring, impairments, and other costs	0.6	0.2%	4.2	1.2%	(10.3)	-1.5%	8.9	1.3%
Charge for litigation	0.5	0.1%	—	0.0%	0.5	0.1%	—	0.0%
Goodwill impairment charge	—	0.0%	—	0.0%	—	0.0%	0.6	0.1%

Total operating expenses	92.3	26.4%	106.4	30.0%	172.0	25.4%	208.2	29.3%

Operating income	10.8	3.1%	3.4	1.0%	31.2	4.6%	9.6	1.4%

Other expense, net	1.2	0.3%	1.6	0.5%	2.8	0.4%	2.8	0.4%

Income before income taxes	9.6	2.7%	1.8	0.5%	28.4	4.2%	6.8	1.0%

Provision for income taxes	2.7	0.8%	2.7	0.8%	6.7	1.0%	6.6	0.9%

Net income (loss)	$6.9	2.0%	$(0.9)	-0.3%	$21.7	3.2%	$0.2	0.0%

Adjusted net income and adjusted gross margin are also included in the table below. These are non-GAAP financial measures and should not be considered a replacement for GAAP results. We present adjusted results because we use these measures, together with GAAP measures, for internal managerial purposes and as a means to evaluate period-to-period comparisons. However, we do not, and you should not, rely on non-GAAP financial measures alone as measures of our performance. We believe that non-GAAP financial measures reflect an additional way of viewing aspects of our operations that – when taken together with GAAP results and the reconciliations to corresponding GAAP financial measures that we also provide in our press releases – provide a more complete understanding of factors and trends affecting our business. We strongly encourage you to review all of our financial statements and publicly-filed reports in their entirety and to not rely on any single financial measure. Our criteria for adjusted results may differ from methods used by other companies and may not be comparable and should not be considered as alternatives to net income or loss, gross margin, or other measures of consolidated operations and cash flow data prepared in accordance with U.S. GAAP as indicators of our operating performance or as alternatives to cash flow as a measure of liquidity.

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
	(Dollars in millions)		(Dollars in millions)
Unaudited non-GAAP measures
Adjusted net income	$15.6	$13.9	$27.2	$27.2
Adjusted gross margin	$104.8	$117.9	$206.4	$230.4
Adjusted gross margin %	29.9%	33.2%	30.5%	32.4%

Reconciliation of Net Income (Loss) to Adjusted Net Income
Net income (loss)	$6.9	$(0.9)	$21.7	$0.2
Adjustments to reconcile net income (loss) to adjusted net income:
Restructuring, impairments, and other costs	0.6	4.2	2.0	8.9
Gain on disposal of held for sale assets	—	—	(12.3)	—
Charge for litigation	0.5	—	0.5	—
Accelerated depreciation on assets related to factory closures	—	3.5	—	8.0
Inventory write-offs associated with factory closures	—	4.6	—	4.6
Acquisition-related costs	5.9	—	11.4	—
Goodwill impairment charge	—	—	—	0.6
Amortization of acquisition-related intangibles	1.9	2.1	3.8	4.2
Associated tax effects of the above and other acquisition-related intangibles	(0.2)	0.4	0.1	0.7

Adjusted net income	$15.6	$13.9	$27.2	$27.2

Reconciliation of Gross Margin to Adjusted Gross Margin
Gross margin	$103.1	$109.8	$203.2	$217.8
Adjustments to reconcile gross margin to adjusted gross margin:
Accelerated depreciation on assets related to factory closures	—	3.5	—	8.0
Inventory write-offs associated with factory closures	—	4.6	—	4.6
Acquisition-related costs	1.7	—	3.2	—

Adjusted gross margin	$104.8	$117.9	$206.4	$230.4

Total Revenues

	Three Months Ended				Six Months Ended
	June 26, 2016	June 28, 2015	$ Change Inc (Dec)	% Change Inc (Dec)	June 26, 2016	June 28, 2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Total revenues	$350.0	$355.2	$(5.2)	(1.5)%	$677.0	$710.9	$(33.9)	(4.8)%

Revenue was 1.5% lower in the second quarter of 2016 compared to the same period a year ago due primarily to pricing impacts, partially offset by increased product volume. Revenue was 4.8% lower in the first six months of 2016 compared to the same period a year ago due primarily to pricing impacts.

Geographic revenue information is based on the customer location within the indicated geographic region. The following table presents, as a percentage of sales, geographic revenue for the second quarter and first six months of 2016 and the same periods in the prior year.

	Three Months Ended		Six Months Ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Percent of total revenue:
U.S.	9%	8%	9%	8%
Other Americas	1	1	1	1
Europe	16	16	17	16
China	44	42	43	42
Taiwan	8	9	8	10
Korea	4	7	5	6
Other Asia/Pacific (1)	18	17	17	17

Total	100%	100%	100%	100%

(1)	For our geographic reporting purposes includes Japan and Singapore.

Revenue trends by geographic region were relatively stable in the three and six month horizons. China was modestly higher while Taiwan and Korea were lower due to an ongoing shift of market share in the mobile and appliance end markets.

Gross Margin

	Three Months Ended				Six Months Ended
	June 26, 2016	June 28, 2015	$ Change Inc (Dec)	% Change Inc (Dec)	June 26, 2016	June 28, 2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Gross Margin $	$103.1	$109.8	$(6.7)	(6.1)%	$203.2	$217.8	$(14.6)	(6.7)%
Gross Margin %	29.5%	30.9%			30.0%	30.6%

Gross margin decreased $6.7 million in the second quarter of 2016 compared to the same period a year ago due primarily to pricing impacts, increased global operations and other manufacturing period expenses and recognition of prior period manufacturing inefficiencies, partially offset by improved product mix, as well as a reduction in accelerated depreciation and inventory write-off costs due to factory closures in 2015. Gross margin decreased $14.6 million in the first six months of 2016 compared to the same period a year ago due primarily to pricing impacts and acquisition-related costs, partially offset by improved product mix and a reduction in accelerated depreciation and inventory write-off costs due to factory closures in 2015.

Adjusted Gross Margin

	Three Months Ended				Six Months Ended
	June 26, 2016	June 28, 2015	$ Change Inc (Dec)	% Change Inc (Dec)	June 26, 2016	June 28, 2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Adjusted Gross Margin $	$104.8	$117.9	$(13.1)	(11.1)%	$206.4	$230.4	$(24.0)	(10.4)%
Adjusted Gross Margin %	29.9%	33.2%			30.5%	32.4%

Adjusted gross margin does not include accelerated depreciation and inventory write-offs due to factory closures and acquisition-related costs. See reconciliation of gross margin to adjusted gross margin above for explanation of changes.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 26, 2016	June 28, 2015	$ Change Inc (Dec)	% Change Inc (Dec)	June 26, 2016	June 28, 2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Research and development	$41.6	$42.3	$(0.7)	(1.7)%	$81.7	$84.0	$(2.3)	(2.7)%
Selling, general and administrative	$47.7	$57.8	$(10.1)	(17.5)%	$96.3	$110.5	$(14.2)	(12.9)%

Research and development expenses decreased 1.7% in the second quarter of 2016 compared to the same period a year ago due primarily to selectivity in funding various programs and other spending reductions, partially offset by acquisition-related costs. Selling, general and administrative expenses decreased 17.5% in the second quarter of 2016 compared to the same period a year ago due primarily to cost savings attributable to the restructuring actions announced in the third quarter of 2015, as well as reduced selling costs, partially offset by acquisition-related costs. Research and development expenses and selling, general and administrative expenses decreased 2.7% and 12.9%, respectively, in the first six months of 2016 compared to the same period a year ago due primarily to the reasons described in the second quarter.

Restructuring, Impairments and Other Costs

During the three months ended June 26, 2016 and June 28, 2015, we recorded restructuring, impairments and other costs of $0.6 million and $4.2 million, respectively. During the six months ended June 26, 2016 and June 28, 2015, we recorded restructuring, impairments and other costs of $(10.3) million and $8.9 million, respectively. Please refer to Item 1. Note 9 Restructuring, Impairments and Other Costs to our unaudited consolidated financial statements included within this report for further details regarding this matter.

Goodwill Impairment Charge

In the first quarter of 2015, we incurred a $0.6 million goodwill impairment charge as a result of the impairment test performed in conjunction with our operating segment reorganization.

Other Expense, net

During the three months ended June 26, 2016 and June 28, 2015, we recorded other expense, net of $1.2 million and $1.6 million, respectively. During the six months ended June 26, 2016 and June 28, 2015, we recorded other expense, net of $2.8 million and $2.8 million, respectively. Please refer to Item 1. Note 5 Financial Statement Details to our unaudited consolidated financial statements included within this report for further details regarding this matter.

Income Taxes

	Three Months Ended				Six Months Ended
	June 26, 2016	June 28, 2015	$ Change Inc (Dec)	% Change Inc (Dec)	June 26, 2016	June 28, 2015	$ Change Inc (Dec)	% Change Inc (Dec)
	(Dollars in millions)				(Dollars in millions)
Income before income taxes	$9.6	$1.8	$7.8	433.3%	$28.4	$6.8	$21.6	317.6%
Provision for income taxes	$2.7	$2.7	$—	—%	$6.7	$6.6	$0.1	1.5%

The effective tax rate for the second quarter of 2016 was 28.4% compared to 149.6% for the second quarter of 2015. The effective tax rate for the first six months of 2016 was 23.5% compared to 96.8% for the first six months of 2015. The change in the effective rate was primarily driven by losses incurred in the U.S. during the second quarter of 2015 for which no rate benefit was recorded due to a full valuation allowance against our net U.S. deferred tax assets and non-deductible expenses incurred during the second quarter of 2015 related to the closure of our Malaysia manufacturing facility. We are currently under tax audit in Korea for years 2011 through 2015. The audit commenced during the second quarter of 2016.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries which are reinvested indefinitely. Certain non-U.S. earnings, which have been taxed in the U.S. but earned offshore, have and continue to be part of our repatriation plan. As of June 26, 2016, a deferred tax liability of $4.4 million has been recorded, with no impact to the consolidated statement of operations due to having a full valuation allowance against our net U.S. deferred tax assets.

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

Reportable Segments

The following table represents comparative disclosures of revenue, gross margin and operating income (loss) of our reportable segments.

	Three Months Ended
	June 26, 2016					June 28, 2015
	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)					(Dollars in millions)
SPS	$211.8	60.5%	$63.0	29.7%	$41.4	$210.3	59.2%	$71.8	34.1%	$50.6
APSS	91.3	26.1%	30.7	33.6%	9.6	96.6	27.2%	35.3	36.5%	11.4
SPG	46.9	13.4%	11.1	23.7%	10.0	48.3	13.6%	10.8	22.4%	9.4
Corporate (1,2)	—	—%	(1.7)	—%	(50.2)	—	—%	(8.1)	—%	(68.0)

Total	$350.0	100.0%	$103.1	29.5%	$10.8	$355.2	100.0%	$109.8	30.9%	$3.4

	Six Months Ended
	June 26, 2016					June 28, 2015
	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)	Revenue	% of Total	Gross Margin	Gross Margin %	Operating Income (Loss)
	(Dollars in millions)					(Dollars in millions)
SPS	$417.5	61.6%	$125.1	30.0%	$83.1	$421.5	59.3%	$135.0	32.0%	$93.4
APSS	167.7	24.8%	59.2	35.3%	17.7	192.9	27.1%	72.0	37.3%	22.9
SPG	91.8	13.6%	22.1	24.1%	19.9	96.5	13.6%	23.4	24.2%	20.6
Corporate (1,2)	—	—%	(3.2)	—%	(89.5)	—	—%	(12.6)	—%	(127.3)

Total	$677.0	100.0%	$203.2	30.0%	$31.2	$710.9	100.0%	$217.8	30.6%	$9.6

		Three Months Ended		Six Months Ended
		June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
		(In millions)		(In millions)
(1)	Accelerated depreciation on assets related to factory closures	$—	$(3.5)	$—	$(8.0)
	Inventory write-offs associated with factory closures	—	(4.6)	—	(4.6)
	Acquisition-related costs	(1.7)	—	(3.2)	—

	Corporate gross margin total	$(1.7)	$(8.1)	$(3.2)	$(12.6)

		Three Months Ended		Six Months Ended
		June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
		(In millions)		(In millions)
(2)	Restructuring, impairments, and other costs	$(0.6)	$(4.2)	$10.3	$(8.9)
	Charge for litigation	(0.5)	—	(0.5)	—
	Accelerated depreciation on assets related to factory closures	—	(3.5)	—	(8.0)
	Inventory write-offs associated with factory closures	—	(4.6)	—	(4.6)
	Selling, general and administrative expense	(39.7)	(51.4)	(80.5)	(98.0)
	Acquisition-related costs	(5.9)	—	(11.4)	—
	Corporate research and development expense	(3.5)	(4.3)	(7.4)	(7.8)

	Corporate operating loss total	$(50.2)	$(68.0)	$(89.5)	$(127.3)

Total Revenue

	Three Months Ended			Six Months Ended
	June 26, 2016	June 28, 2015	% Change	June 26, 2016	June 28, 2015	% Change
	(Dollars in millions)			(Dollars in millions)
SPS	$211.8	$210.3	0.7%	$417.5	$421.5	(0.9)%
APSS	91.3	96.6	(5.5)%	167.7	192.9	(13.1)%
SPG	46.9	48.3	(2.9)%	91.8	96.5	(4.9)%

Total revenue	$350.0	$355.2	(1.5)%	$677.0	$710.9	(4.8)%

SPS revenue increased 0.7% in the second quarter of 2016 compared to the same period in the prior year due primarily to increased product volume, partially offset by pricing impacts. APSS revenue decreased 5.5% in the second quarter of 2016 from the same period in the prior year due primarily to pricing impacts and reduced demand for power conversion products partially offset by higher demand from the mobile end market. SPG revenue decreased 2.9% in the second quarter of 2016 from the same period in the prior year due primarily to reduced product volume.

SPS revenue decreased 0.9% in the first six months of 2016 compared to the same period in the prior year due primarily to pricing impacts, partially offset by increased product volume. APSS revenue decreased 13.1% in the first six months of 2016 compared to the same period in the prior year due primarily to pricing impacts and reduced product volume, specifically related to weakness for power conversion products. SPG revenue decreased 4.9% in the first six months of 2016 compared to the same period in the prior year due primarily to the same reasons discussed in the second quarter.

Gross Margin

	Three Months Ended			Six Months Ended
	June 26, 2016	June 28, 2015	% Change	June 26, 2016	June 28, 2015	% Change
	(Dollars in millions)			(Dollars in millions)
SPS	$63.0	$71.8	(12.3)%	$125.1	$135.0	(7.3)%
APSS	30.7	35.3	(13.0)%	59.2	72.0	(17.8)%
SPG	11.1	10.8	2.8%	22.1	23.4	(5.6)%
Corporate (1)	(1.7)	(8.1)	(79.0)%	(3.2)	(12.6)	(74.6)%

Total gross margin $	$103.1	$109.8	(6.1)%	$203.2	$217.8	(6.7)%

	Three Months Ended			Six Months Ended
	June 26, 2016	June 28, 2015		June 26, 2016	June 28, 2015
SPS	29.7%	34.1%		30.0%	32.0%
APSS	33.6%	36.5%		35.3%	37.3%
SPG	23.7%	22.4%		24.1%	24.2%
Total gross margin %	29.5%	30.9%		30.0%	30.6%

(1) Please refer to Reconciliation of Gross Margin to Adjusted Gross Margin in our Results from Operations for more details.

SPS gross margin decreased 12.3% in the second quarter of 2016 from the same period in the prior year due primarily to pricing impacts, recognition of prior period manufacturing inefficiencies, increased global operations and other manufacturing period expenses and inventory reserves, partially offset by improved product mix. APSS gross margin decreased 13.0% in the second quarter of 2016 from the same period in the prior year due primarily to pricing impacts, partially offset by improved product mix. SPG gross margin increased 2.8% in the second quarter of 2016 from the same period in the prior year due primarily to improved internal manufacturing utilization.

SPS gross margin decreased 7.3% in the first six months of 2016 from the same period in the prior year due primarily to pricing impacts, as well as increased inventory reserves and other manufacturing period expenses, partially offset by improved product mix. APSS gross margin decreased 17.8% in the first six months of 2016 from the same period in the prior year due primarily to pricing impacts. SPG gross margin decreased 5.6% in the first six months of 2016 from the same period in the prior year due primarily to pricing decreases and product mix impacts.

Operating Income (Loss)

	Three Months Ended			Six Months Ended
	June 26, 2016	June 28, 2015	% Change	June 26, 2016	June 28, 2015	% Change
	(Dollars in millions)			(Dollars in millions)
SPS	$41.4	$50.6	(18.2)%	$83.1	$93.4	(11.0)%
APSS	9.6	11.4	(15.8)%	17.7	22.9	(22.7)%
SPG	10.0	9.4	6.4%	19.9	20.6	(3.4)%
Corporate	(50.2)	(68.0)	(26.2)%	(89.5)	(127.3)	(29.7)%

Total operating income	$10.8	$3.4	217.6%	$31.2	$9.6	225.0%

Total operating income increased 217.6% in the second quarter of 2016 from the same period in the prior year due primarily to a reduction in selling, general, and administrative expenses and restructuring, impairments, and other costs, partially offset by the reasons described under the heading “Gross Margin” within this section. SPS operating income decreased 18.2%, and SPG operating income increased 6.4% in the second quarter of 2016 from the same period in the prior year due primarily to the reasons described under the heading “Gross Margin” within this section. APSS operating income decreased 15.8% in the second quarter of 2016 from the same period in the prior year due primarily to the reasons described under the heading “Gross Margin” within this section, partially offset by a reduction in research and development expenses. Corporate operating loss decreased 26.2% in the second quarter of 2016 from the same period in the prior year due primarily to a reduction in selling, general and administrative expenses and accelerated depreciation and inventory write-off costs due to factory closures in 2015, partially offset by acquisition-related costs.

Total operating income increased 225.0% in the first six months of 2016 from the same period in the prior year due primarily to the same reasons described in the second quarter. SPS, APSS, and SPG operating income decreased 11.0%, 22.7%, and 3.4%, respectively in the first six months of 2016 from the same period in the prior year due primarily to the same reasons described in the second quarter. Corporate operating loss decreased 29.7% in the first six months of 2016 from the same period in the prior year due primarily to a reduction in selling, general and administrative expenses and accelerated depreciation and inventory write-off costs due to factory closures in 2015, as well as reduced restructuring, impairment, and other costs, partially offset by acquisition-related costs.

Liquidity and Capital Resources

Our main sources of liquidity are our cash flows from operations, cash and cash equivalents and our revolving credit facility. As of June 26, 2016, $160.0 million of our $331.1 million of cash and marketable securities balance was located in the U.S. We believe that funds generated from operations, together with existing cash and funds from our revolving credit facility will be sufficient to meet our cash needs over the next twelve months.

On September 26, 2014, we entered into our current $400.0 million, five-year senior secured revolving credit facility. As of June 26, 2016, $200.0 million was drawn of the $400.0 million credit facility. Please refer to Item 1. Note 7 Indebtedness to our unaudited consolidated financial statements included within this report for further details regarding this matter.

As of June 26, 2016, we were in compliance with the covenants associated with the credit facility and we expect to remain in compliance. This expectation is subject to various risks and uncertainties discussed more thoroughly in Item 1A Risk Factors included in our Annual Report on Form 10-K filed with the SEC on February 25, 2016, and include, among others, the risk that our assumptions and expectations about business conditions, expenses and cash flows for the remainder of the year may be inaccurate.

While our credit facility places restrictions on the payment of dividends under certain conditions, it does not restrict the subsidiaries of Fairchild Semiconductor Corporation, except to a limited extent, from paying dividends or making advances to Fairchild Semiconductor Corporation. As a result, we believe that funds generated from operations, together with existing cash and funds from our credit facility will be sufficient to meet our debt obligations, operating requirements, capital expenditures and research and development funding needs over the next twelve months. In the first six months of 2016, we incurred capital expenditures of $25.8 million.

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

Cash Flows

Our cash flows for each period were as follows:

	Six Months Ended
	June 26, 2016	June 28, 2015
	(In millions)
Net cash provided by operating activities	$72.0	$33.9
Net cash used in investing activities	(10.3)	(27.7)
Net cash used in financing activities	(12.1)	(69.1)

Net change in cash and cash equivalents	$49.6	$(62.9)

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

Cash provided by operating activities in the first six months of 2016 increased by $38.1 million compared to the same period a year ago due primarily to a reduction in inventory levels and other changes in working capital.

Investing Activities

Investing cash flows consist primarily of capital expenditures; investment purchases, sales, maturities, and disposals; as well as proceeds from divestitures and cash used for acquisitions.

Cash used in investing activities in the first six months of 2016 decreased by $17.4 million compared to the same period a year ago due primarily to proceeds from the disposal of held for sale assets.

Financing Activities

Financing cash flows consist primarily of repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.

Cash used in financing activities in the first six months of 2016 decreased by $57.0 million compared to the same period a year ago due primarily to the repurchase of treasury stock in the first six months of 2015.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act), as of June 26, 2016. Disclosure controls and procedures are those controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 26, 2016 due to the material weakness described below.

During the quarter ended June 26, 2016, as a result of our discovery of an embezzlement by a former non-management employee of our Korean subsidiary of local currency valued at approximately $630,000, we identified a deficiency in the operation of certain of our controls that would have prevented and detected a misappropriation on a timely basis, and therefore, affected our ability to safeguard cash. We have determined that this deficiency in our internal control over financial reporting constituted a material weakness which arose in a prior fiscal year. No restatement of prior period financial statements and no change in previously released financial results were required as a result of these findings. We will amend our 2015 Annual Report on Form 10-K to reflect this determination as of December 27, 2015 and our external auditor, KPMG LLP, will reissue its February 25, 2016 report on internal control over financial reporting as of December 27, 2015 to reflect an adverse opinion on the effectiveness of internal control over financial reporting due to the existence of a material weakness. KPMG LLP’s opinion regarding the consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 27, 2015, is not affected.

We are currently working to remediate the material weakness. We have reviewed the design, implementation and operation of the controls and have made enhancements and identified new controls that are currently being considered for implementation as part of the remediation plan. We believe these measures, once implemented and operating for a sufficient period of time, will remediate the control deficiency identified and strengthen our internal control over financial reporting.

Notwithstanding this material weakness, our CEO and CFO have each concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of our company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America. We are in the process of remediating the underlying causes of the material weakness as described above.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 26, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation efforts related to the material weakness described above.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal matters as of June 26, 2016, please read Part I. Item 1. Note 8 Contingencies to our unaudited consolidated financial statements included in this report, which is incorporated into this item by reference.

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

There were no sales of unregistered equity securities in the three months ended June 26, 2016. The following table provides information with respect to purchases made by the company of its own common stock during the three months ended June 26, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
March 28, 2016 - April 24, 2016	—	$—	—	$111.1
April 25, 2016 - May 22, 2016	—	—	—	111.1
May 23, 2016 - June 26, 2016	—	—	—	111.1

Total	—		—

On May 20, 2015, the board of directors authorized the additional repurchase of up to $150.0 million of the company’s common stock. This amount is in addition to the authorization of $100.0 million disclosed in May 2014. Share repurchases will be made from time to time in the open market or in privately negotiated transactions. The purchase of these shares satisfied the conditions of the safe harbor provided by the Securities Exchange Act of 1934. During the three months ended June 26, 2016, we did not repurchase any of our common stock.

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

Item 6.	Exhibits

Description

10.01*	Description of Non-employee Director Compensation as of May 25, 2016.

31.01	Section 302 Certification of the Chief Executive Officer.

31.02	Section 302 Certification of the Chief Financial Officer.

32.01	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 10, 2016