Form 10-K/A
period 2015-12-27
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2016-08-18
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

EXPLANATORY NOTE

Fairchild Semiconductor International, Inc. (“we”, “our” or the “company”) is filing this amendment no. 3 (this “Amendment”) to its annual report on Form 10-K for the year ended December 27, 2015, as filed with the SEC on February 25, 2016 and amended on April 25, 2016 and May 19, 2016 (the “Original Form 10-K”) for the reason and in the manner described below.

As previously disclosed, during the quarter ended June 26, 2016, as a result of our discovery of an embezzlement by a former non-management employee of our Korean subsidiary of local currency valued at approximately $630,000, we determined that a material weakness existed at December 27, 2015. No restatement of prior period financial statements and no change in previously released financial results were required as a result of these findings.

We are amending Item 1A (Risk Factors) and Item 9A (Controls and Procedures) of the Original Form 10-K to reflect our determination that a material weakness existed as of December 27, 2015. Our independent registered public accounting firm, KPMG LLP, has reissued its report, included in Item 8 (Consolidated Financial Statements and Supplementary Data), to reflect an adverse opinion on the effectiveness of internal control over financial reporting as of December 27, 2015, due to the existence of a material weakness. Our consolidated financial statements included in the Original Form 10-K, and KPMG LLP’s opinion regarding our consolidated financial statements, which are also included in Item 8, are not affected by this Amendment. We are also amending Item 15 (Exhibits, Financial Statement Schedules) and the Exhibit Index to include currently dated certifications of our CEO and CFO and the consent of KPMG LLP. The foregoing summary is qualified in its entirety by reference to the complete text of the respective items that follow.

Except as specifically described in this Amendment, information in the Original Form 10-K remains unchanged and reflects the disclosures made at the time of the Original Form 10-K. Also, except as specifically described herein, this Amendment does not describe events occurring after the Original Form 10-K, including exhibits, or modify or update disclosures affected by such subsequent events. This Amendment should be read in conjunction with the Original Form 10-K and other filings we have made with the SEC, including without limitation those made subsequent to the filing of the Original Form 10-K. Information in such subsequent reports and documents may update or supersede information contained in the Original Form 10-K.

ITEM 1A.	RISK FACTORS

Part I, Item 1A of the Original Form 10-K is amended by adding at the end the following new Risk Factor:

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Although we have concluded that our consolidated financial statements as of December 27, 2015 present fairly, in all material respects, the results of operations, financial position, and cash flows of our company and its subsidiaries in conformity with generally accepted accounting principles, we have identified a material weakness in internal control over financial reporting in the operation of certain of our controls that would have prevented and detected a misappropriation on a timely basis, and therefore, affected our ability to safeguard cash. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. See Part II, Item 9A, “Controls and Procedures.”

We have initiated remedial measures, but if our remedial measures are insufficient to address the material weakness, or if the material weakness is not remediated within the time period we currently anticipate, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be materially adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FAIRCHILD SEMICONDUCTOR INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

We have audited the accompanying consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 27, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(b) of the 2015 Form 10-K/A. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fairchild Semiconductor International, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2015, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fairchild Semiconductor International, Inc. and subsidiaries’ internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the design and operating effectiveness of controls over the safeguarding of cash, as to which the date is August 17, 2016, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

February 25, 2016, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the design and operating effectiveness of controls over the safeguarding of cash, as to which the date is August 17, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Fairchild Semiconductor International, Inc.:

We have audited Fairchild Semiconductor International, Inc. and subsidiaries’ internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fairchild Semiconductor International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the design and operating effectiveness of controls over safeguarding of cash has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fairchild Semiconductor International, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 27, 2015. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 25, 2016, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the design and operating effectiveness of controls over safeguarding of cash, as to which the date is August 17, 2016, which expressed an unqualified opinion on those consolidated financial statements.

The assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting has been restated by the Company’s management to disclose the aforementioned material weakness and the resultant ineffectiveness of its internal control over financial reporting.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Fairchild Semiconductor International, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Boston, Massachusetts

February 25, 2016, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the design and operating effectiveness of controls over safeguarding of cash, as to which the date is August 17, 2016

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

Note 20—Subsequent Events

We have evaluated subsequent events and did not identify any events that required disclosure as of February 25, 2016.

ITEM 9A.	CONTROLS AND PROCEDURES

The Original Form 10-K is amended by replacing Item 9A, in its entirety, with the following:

Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 27, 2015. We first filed our annual report on Form 10-K for the year ended December 27, 2015 before the determination of the material weakness described below. (We refer to our annual report on Form 10-K for the year ended December 27, 2015, as filed with the SEC on February 25, 2016 and amended on April 25, 2016 and May 19, 2016, as our “Original Form 10-K.”). In our Original Form 10-K, our CEO and CFO concluded that, as of December 27, 2015, our disclosure controls and procedures were operating effectively, at a reasonable assurance level. However, after the determination of the material weakness described below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 27, 2015.

During the quarter ended June 26, 2016, as a result of our discovery of an embezzlement by a former non-management employee of our Korean subsidiary of local currency valued at approximately $630,000, we identified a deficiency in the operation of certain of our controls that would have prevented and detected a misappropriation on a timely basis, and therefore, affected our ability to safeguard cash. We have determined that this deficiency in our internal control over financial reporting constituted a material weakness which existed as of December 27, 2015. No restatement of prior period financial statements and no change in previously released financial results were required as a result of these findings.

Inherent Limitations on Effectiveness of Controls

The company’s management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. There can be no assurance that any control system will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become less effective if conditions change or compliance with policies or procedures deteriorates.

Management Report on Internal Control over Financial Reporting

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 27, 2015. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Our management concluded that, as of December 27, 2015, there was a material weakness in the operation of certain of our controls, as described above. The material weakness had no impact on any amounts reported in our consolidated financial statements for the year ended December 27, 2015 or for any previous period.

In the Management Report on Internal Control over Financial Reporting included in our Original Form 10-K, management, including our CEO and CFO, concluded that we maintained effective internal control over financial reporting as of December 27, 2015. Management has subsequently concluded that the material weakness described above existed as of December 27, 2015, and that, as a result of this material weakness, our internal control over financial reporting was not effective as of December 27, 2015. Accordingly, we have restated our Management Report on Internal Control over Financial Reporting.

While the material weakness had no effect on our consolidated financial statements, absent changes to our controls, there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 27, 2015. See “Report of Independent Registered Public Accounting Firm - ICFR” in Part II, Item 8, above. The reissued opinion on internal control over financial reporting does not affect KPMG LLP’s opinion on its audit of our consolidated financial statements, which is also included. See “Report of Independent Registered Public Accounting Firm - FSA” in Part II, Item 8, above.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, during the fourth quarter of the year ended December 27, 2015, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. Financial Statements included in this Amendment are listed under Item 8. The Financial Statements are unchanged from those included in the Original Form 10-K.

(2)	Statement Schedules. Financial Statement schedules included in this Amendment are listed under Item 15(b). The Financial Statement schedules are unchanged from those included in the Original Form 10-K.

(3)	List of Exhibits. The List of Exhibits in the Original Form 10-K is amended to include currently dated certifications of our CEO and CFO, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and the consent of KPMG LLP, each as included with this Amendment and listed on the Exhibit Index in this Amendment.

(b)	Financial Statement Schedules.

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

Date: August 17, 2016