Form 10-Q/A
period 2016-03-27
FAIRCHILD SEMICONDUCTOR INTERNATIONAL INC
filed 2016-08-18
CIK 1036960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Fairchild Semiconductor International, Inc. (“we”, “our” or the “company”) is filing this amendment no. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended March 27, 2016, filed with the SEC on May 5, 2016 (the “Original Form 10-Q”) for the reason and in the manner described below.

As previously disclosed, during the quarter ended June 26, 2016, as a result of our discovery of an embezzlement by a former non-management employee of our Korean subsidiary of local currency valued at approximately $630,000, we determined that a material weakness that arose at prior fiscal year and existed as of June 26, 2016. No restatement of prior period financial statements and no change in previously released financial results were required as a result of these findings.

We are amending Item 4 (Controls and Procedures) of our Original Form 10-Q to reflect our determination that a material weakness existed as of March 27, 2016. We are also amending Item 6 (Exhibits) to contain currently dated certifications of our CEO and CFO, which are included in this Amendment. The foregoing summary is qualified in its entirety by reference to the complete text of the respective items that follow.

Except as specifically described in this Amendment, information in the Original Form 10-Q remains unchanged and reflects the disclosures made at the time of the Original Form 10-Q. Also, except as specifically described herein, this Amendment does not describe events occurring after the Original Form 10-Q, including exhibits, or modify or update disclosures affected by such subsequent events. This Amendment should be read in conjunction with the Original Form 10-Q and other filings we have made with the SEC, including without limitation those made subsequent to the filing of the Original Form 10-Q. Information in such subsequent reports and documents may update or supersede information contained in the Original Form 10-Q.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 27, 2016, the end of the period covered by this report. When we first filed our Form 10-Q for the quarter ended March 27, 2016—which was before our determination of the material weakness described below—our CEO and CFO concluded that, as of March 27, 2016, our disclosure controls and procedures were operating effectively, at a reasonable assurance level. However, after the determination of the material weakness described below, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 27, 2016.

During the quarter ended June 26, 2016, as a result of our discovery of an embezzlement by a former non-management employee of our Korean subsidiary of local currency valued at approximately $630,000, we identified a deficiency in the operation of certain of our controls that would have prevented and detected a misappropriation on a timely basis, and therefore, affected our ability to safeguard cash. We have determined that this deficiency in our internal control over financial reporting constituted a material weakness which existed as of March 27, 2016. No restatement of prior period financial statements and no change in previously released financial results were required as a result of these findings.

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

Changes in Internal Control over Financial Reporting

Except as otherwise discussed above, during the quarter ended March 27, 2016, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 17, 2016